Form 10-Q
period 2013-03-31
Armada Hoffler Properties, Inc.
filed 2013-06-20
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35908

ARMADA HOFFLER PROPERTIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	46-1214914
(State of Organization)	(IRS Employer Identification No.)

222 Central Park Avenue, Suite 2100 Virginia Beach, Virginia	23462
(Address of Principal Executive Offices)	(Zip Code)

(757) 366-4000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐   Yes     ☒   No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     ☐   Yes     ☐   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

The number of Registrant’s shares of common stock outstanding on June 20, 2013 was 19,172,392.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. Financial Information

Item 1.	Financial Statements

Armada Hoffler Properties, Inc.

Condensed Balance Sheet

	March 31, 2013	December 31, 2012
	(UNAUDITED)
Assets
Cash	$1,000	$1,000

Total Assets	$1,000	$1,000

Liabilities and Stockholders’ Equity
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	$10	$10
Additional Paid in Capital	990	990

Total Liabilities and Stockholder’s Equity	$1,000	$1,000

See accompanying notes.

Armada Hoffler Properties, Inc.

Notes to Condensed Balance Sheet

(Unaudited)

1.	Organization

Armada Hoffler Properties, Inc. (the “Company”) was organized in the state of Maryland on October 12, 2012. The Company is authorized to issue up to 1,000 shares of common stock, par value $0.01 per share. The Company is the sole general partner of Armada Hoffler, L.P. (the “Operating Partnership”). The Operating Partnership was formed as a Virginia limited partnership on October 12, 2012 in connection with its initial capitalization. The operations of the Company will be carried on primarily through the Operating Partnership and wholly owned subsidiaries of the Operating Partnership. Neither the Company nor the Operating Partnership had any operations prior to May 13, 2013. The Company, as the general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities and results of operations of the Operating Partnership.

The Company will be a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) formed primarily to own, operate, acquire and develop properties.

The Company made an election to be taxed as an S-Corporation under the Internal Revenue Code of 1986, as amended and intends to qualify as a REIT commencing with its taxable year ending December 31, 2013. The Company will generally not be subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. Furthermore, the earnings of the Company’s taxable REIT subsidiaries will be subject to corporate income tax.

Both the Company and the Operating Partnership commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) and certain related formation transactions (the “Formation Transactions”) on May 13, 2013.

2.	Initial Public Offering and Formation Transactions

On May 13, 2013, the Company completed the IPO of 16,525,000 shares of common stock priced at $11.50 per share. On May 22, 2013, the underwriters of the IPO exercised their overallotment option in full to purchase an additional 2,478,750 shares at the IPO price of $11.50 per share. Proceeds from the IPO to the Company were approximately $199.2 million after deducting the underwriting discount and offering costs. The common shares are listed on the New York Stock Exchange under the symbol “AHH” and began trading on May 8, 2013. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for common units in the Operating Partnership.

Pursuant to the Formation Transactions, the Operating Partnership (i) acquired 100% of the interests in the entities that own 24 real estate properties in Virginia and North Carolina, (ii) succeeded to the ongoing construction and development businesses of Armada Hoffler Holding Company, Inc. (“AH Holding”), Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia (collectively, “AH Construction”), (iii) assumed asset management of certain of the properties acquired, (iv) succeeded to the third party asset management business of AH Holding, (v) succeeded to the development of six properties in Virginia and North Carolina, (vi) received options to acquire nine parcels of developable land in Virginia and North Carolina and (vii) entered into a contribution agreement to acquire a 197-unit multifamily property in Newport News, VA that is currently under development, upon satisfaction of certain conditions and transferability restrictions, including completion of the project’s construction by AH Construction.

On May 13, 2013, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a $100.0 million senior secured revolving credit facility. Subject to the satisfaction of certain conditions, the Operating Partnership has the option to increase the borrowing capacity under the revolving credit facility to $250.0 million. The revolving credit facility has a three-year term with an initial maturity date of May 13, 2016. The Operating Partnership has the option to extend the term to May 12, 2017. Upon completion of the IPO, the Operating Partnership borrowed $40.0 million under the revolving credit facility to fund a portion of the consideration payable in connection with the completion of the Formation Transactions, repay existing lines of credit and certain debt relating to the projects in the Company’s development pipeline and repay existing indebtedness relating to certain properties acquired in connection with the Formation Transactions. In June 2013, the Operating Partnership repaid $15.0 million on the revolving credit facility. Armada Hoffler Tower, Richmond Tower, Virginia Natural Gas and Sentara Williamsburg collectively serve as the borrowing base collateral for the revolving credit facility. The revolving credit facility bears interest between LIBOR plus 1.60% and LIBOR plus 2.20%.

The accompanying balance sheet of the Company does not reflect the IPO or the Formation Transactions completed in May 2013.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The balance sheet has been prepared by management in accordance with accounting principles generally accepted in the United States.

Pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company will qualify as an emerging growth company (“EGC”). An EGC may choose to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the FASB or the Securities and Exchange Commission (the “SEC”). The Company has elected to opt out of such extended transition period. This election is irrevocable.

4.	Subsequent Events

As discussed in Note 2, the Company completed the IPO and the related Formation Transactions in May 2013.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed balance sheet of Armada Hoffler Properties, Inc. as of March 31, 2013. This financial statement is the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statement referred to above for it to be in conformity with U.S. generally accepted accounting principles

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Armada Hoffler Properties, Inc. as of December 31, 2012, and we expressed an unqualified audit opinion on that financial statement in our report dated March 25, 2013. In our opinion, the accompanying condensed balance sheet of Armada Hoffler Properties, Inc. as of December 31, 2012, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Richmond, Virginia

June 20, 2013

ARMADA HOFFLER PROPERTIES, INC. PREDECESSOR

Condensed Combined Balance Sheets

(In Thousands)

	MARCH 31, 2013	DECEMBER 31, 2012
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$351,560	$350,814
Held for development	1,358	3,926
Construction in progress	5,063	—

	357,981	354,740
Accumulated depreciation	(95,299)	(92,454)

Net real estate investments	262,682	262,286
Cash and cash equivalents	4,101	9,400
Restricted cash	4,402	3,725
Accounts receivable, net	17,315	17,423
Construction receivables, including retentions	13,746	10,490
Construction contract costs and estimated earnings in excess of billings	959	1,206
Due from affiliates	5,831	5,719
Other assets	24,277	21,564

Total Assets	$333,313	$331,813

LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$332,985	$334,438
Participating note	643	643
Accounts payable and accrued liabilities	4,505	2,478
Construction payables, including retentions	18,033	17,369
Billings in excess of construction contract costs and estimated earnings	5,037	4,236
Due to affiliates	4,240	3,597
Other liabilities	10,611	10,393

Total Liabilities	$376,054	$373,154
Equity	(42,741)	(41,341)

Total Liabilities and Equity	$333,313	$331,813

See Notes to Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. PREDECESSOR

Condensed Combined Statements of Income

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Revenues
Rental revenues	$13,398	$13,387
General contracting and real estate services revenues	17,956	14,641

Total revenues	31,354	28,028

Expenses
Rental expenses	3,229	2,864
Real estate taxes	1,212	1,183
General contracting and real estate services expenses	17,458	13,992
Depreciation and amortization	3,159	3,347
General and administrative expenses	717	834

Total expenses	25,775	22,220

Operating income	5,579	5,808
Interest expense	(3,915)	(4,127)
Other income	267	223

Income from continuing operations	1,931	1,904

Discontinued operations:
Loss from discontinued operations	—	(26)
Gain (loss) on sale of real estate	—	5

Loss from discontinued operations	—	(21)

Net income	$1,931	$1,883

See Notes to Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. PREDECESSOR

Condensed Combined Statements of Cash Flows

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,931	$1,883
Loss from discontinued operations	—	21

Income from continuing operations	1,931	1,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	2,845	2,987
Amortization of deferred leasing costs	314	360
Accrued straight-line rental revenue	(300)	(501)
Amortization of lease incentives	196	182
Accrued straight-line ground rent expense	85	77
Bad debt expense	117	33
Amortization of debt issuance costs	172	142
Change in the fair value of derivatives	(110)	(96)
Income from real estate joint ventures	(93)	(59)
Changes in operating assets and liabilities:
Property assets	(692)	(410)
Property liabilities	1,661	1,551
Construction assets	(3,009)	(271)
Construction liabilities	1,170	(8,296)

Net cash provided by (used for) continuing operations	4,287	(2,397)
Net cash used for discontinued operations	—	(26)

Net cash provided by (used for) operating activities	4,287	(2,423)

INVESTING ACTIVITIES
Development of real estate investments	(2,200)	(385)
Second generation tenant and building improvements	(746)	(230)
Decrease (increase) in restricted cash	(95)	(34)
Contributions to real estate joint ventures	(81)	—
Return of capital from real estate joint ventures	130	100
Deferred leasing costs	(150)	(185)
Leasing incentives	(40)	—

Net cash used for continuing operations	(3,182)	(734)
Net cash provided by discontinued operations	—	156

Net cash used for investing activities	(3,182)	(578)

FINANCING ACTIVITIES
Debt issuances	—	—
Debt repayments	(1,453)	(1,473)
Debt issuance costs	—	—
Offering costs	(2,587)	—
Contributions	250	208
Distributions	(2,614)	(5,393)

Net cash used for continuing operations	(6,404)	(6,658)
Net cash used for discontinued operations	—	—

Net cash used for financing activities	(6,404)	(6,658)

Net decrease in cash and cash equivalents	(5,299)	(9,659)
Cash and cash equivalents, beginning of period	9,400	13,449

Cash and cash equivalents, end of period	$4,101	$3,790

Supplemental cash flow information:
Cash paid for interest	$3,748	$4,084

Increase (decrease) in distributions payable	$967	$(825)

See Notes to Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. PREDECESSOR

Notes To Condensed Combined Financial Statements

(Unaudited)

1.	Business and Organization

Armada Hoffler Properties, Inc. Predecessor

Armada Hoffler Properties, Inc. Predecessor (the “Predecessor” or “Armada Hoffler”) is not a single legal entity, but rather a combination of real estate and construction entities. The Predecessor is engaged in the development, construction, ownership and management of office, retail and multifamily properties in markets throughout the Mid-Atlantic United States. The entities comprising the Predecessor include (i) the property development and asset management businesses of Armada Hoffler Holding Company, Inc. (“AH Holding”), (ii) the general commercial construction businesses of Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia (collectively, “AH Construction”), (iii) controlling interests in entities that own 22 properties (seven office, 14 retail and one multifamily), (iv) controlling interests in entities undertaking the development of six properties (two office, two retail and two multifamily, collectively the “Development Pipeline”) and (v) non-controlling interests in entities that own one retail property and one multifamily property (collectively, the “Non-controlled Entities”). AH Holding, AH Construction, the controlling interests in the 22 real estate properties and the controlling interests in the Development Pipeline are referred to as the Controlled Entities. The Controlled Entities are under common ownership by their individual partners, members and stockholders and under common control by Daniel A. Hoffler. Mr. Hoffler has the ability to control each of the Controlled Entities as the primary beneficiary, the majority vote holder or through his interest as a general partner or managing member. The financial position and results of operations of the Controlled Entities have been combined in the Predecessor financial statements. The Predecessor accounts for its investments in the Non-controlled Entities under the equity method of accounting.

Controlled Entities (Combined by the Predecessor)

Office Properties	Location	General Contracting and Real Estate Services
Armada Hoffler Tower	Virginia Beach, VA	AH Holding	AH Construction
Richmond Tower	Richmond, VA
One Columbus	Virginia Beach, VA
Two Columbus	Virginia Beach, VA
Oyster Point	Newport News, VA
Virginia Natural Gas	Virginia Beach, VA
Sentara Williamsburg	Williamsburg, VA

Retail Properties	Location	Development Pipeline	Location
249 Central Park Retail	Virginia Beach, VA	Main Street Office Tower	Virginia Beach, VA
South Retail	Virginia Beach, VA	Main Street Apartments	Virginia Beach, VA
Studio 56 Retail	Virginia Beach, VA	Jackson Street Apartments	Durham, NC
Commerce Street Retail	Virginia Beach, VA	Sandbridge Commons	Virginia Beach,VA
Fountain Plaza Retail	Virginia Beach, VA	Brooks Crossing	Newport News, VA
Dick’s at Town Center	Virginia Beach, VA	Greentree Shopping Center	Chesapeake, VA
Broad Creek Shopping Center	Norfolk, VA
North Point Center	Durham, NC

Retail Properties	Location
Hanbury Village	Chesapeake, VA
Gainsborough Square	Chesapeake, VA
Parkway Marketplace	Virginia Beach, VA
Harrisonburg Regal	Harrisonburg, VA
Courthouse 7-Eleven	Virginia Beach, VA
Tyre Neck Harris Teeter	Portsmouth, VA

Multifamily Property	Location
The Cosmopolitan	Virginia Beach, VA

Non-controlled Entities (Accounted for under the equity method by the Predecessor)

Retail Property	Location
Bermuda Crossroads	Chester, VA

Multifamily Property	Location
Smith’s Landing	Blacksburg, VA

Initial Public Offering and Formation Transactions

Armada Hoffler Properties, Inc. (the “Company”) is the sole general partner of Armada Hoffler, L.P. (the “Operating Partnership”). The operations of the Company will be carried on primarily through the Operating Partnership and wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership were formed in October 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) and certain related formation transactions (the “Formation Transactions”).

On May 13, 2013, the Company completed the IPO of 16,525,000 shares of common stock priced at $11.50 per share. On May 22, 2013, the underwriters of the IPO exercised their overallotment option in full to purchase an additional 2,478,750 shares at the IPO price of $11.50 per share. Proceeds from the IPO to the Company after deducting the underwriting discount and offering costs were approximately $199.2 million. The common shares are listed on the New York Stock Exchange under the symbol “AHH” and began trading on May 8, 2013. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for common units in the Operating Partnership. The Operating Partnership repaid approximately $150.0 million of outstanding indebtedness and paid approximately $44.0 million as partial consideration to prior investors in connection with the Formation Transactions.

Pursuant to the Formation Transactions, the Operating Partnership (i) acquired 100% of the interests in the Controlled Entities and the Non-controlled Entities, (ii) succeeded to the ongoing construction and development businesses of AH Holding and AH Construction, (iii) assumed asset management of certain of the properties acquired from the Predecessor, (iv) succeeded to the third party asset management business of AH Holding, (v) succeeded to the development projects in Armada Hoffler’s Development Pipeline, (vi) received options to acquire nine parcels of developable land from Armada Hoffler and (vii) entered into a contribution agreement to acquire a 197-unit multifamily property that is currently under development, upon satisfaction of certain conditions and transferability restrictions, including completion of the project’s construction by AH Construction.

On May 13, 2013, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a $100.0 million senior secured revolving credit facility. Subject to the satisfaction of certain conditions, the Operating Partnership has the option to increase the borrowing capacity under the revolving credit facility to $250.0 million. The revolving credit facility has a three-year term with an initial maturity date of May 13, 2016. The Operating Partnership has the option to extend the term to May 12, 2017. Upon completion of the IPO, the Operating Partnership borrowed $40.0 million under the revolving credit facility to fund a portion of the consideration payable in connection with the completion of the Formation Transactions, repay existing lines of credit and certain debt relating to the projects in the Company’s development pipeline and repay existing indebtedness relating to certain properties acquired in connection with the Formation Transactions. In June 2013, the Operating Partnership repaid $15.0 million on the revolving credit facility. Armada Hoffler Tower, Richmond Tower, Virginia Natural Gas and Sentara Williamsburg collectively serve as the borrowing base collateral for the revolving credit facility. The revolving credit facility bears interest between LIBOR plus 1.60% and LIBOR plus 2.20%.

The accompanying combined financial statements of the Predecessor do not reflect the IPO or the Formation Transactions completed in May 2013.

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust for federal income tax purposes commencing with the taxable year ending December 31, 2013.

Pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company will qualify as an emerging growth company (“EGC”). An EGC may choose to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the FASB or the Securities and Exchange Commission (the “SEC”). The Company has elected to opt out of such extended transition period. This election is irrevocable.

2.	Summary of Significant Accounting Policies

Principles of Combination and Basis of Presentation

The accompanying combined financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial position and results of operations of the entities comprising the Predecessor have been combined because they are under the common control of Mr. Hoffler and under the common management by Armada Hoffler. All significant intercompany transactions and balances have been eliminated in combination. In the opinion of management, the combined financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

The accompanying combined financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited combined financial statements for the year ended December 31, 2012, included in the Company’s final prospectus dated May 7, 2013 (SEC File No. 333-187513).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the period. Such estimates are based on management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from management’s estimates.

Significant Accounting Policies

The accompanying combined financial statements were prepared using the accounting principles described in the Company’s final prospectus dated May 7, 2013 (SEC File No. 333-187513).

3.	Segments

Segment information is prepared on the same basis that Armada Hoffler’s management reviews information for operational decision making purposes. Management evaluates the performance of each of Armada Hoffler’s properties individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. Armada Hoffler operates in four business segments (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services. Armada Hoffler’s office properties provide office space for various types of businesses and professions. Armada Hoffler’s retail properties are a diverse mix of (i) retail shopping centers typically anchored by large, nationally recognized tenants, (ii) retail centers located in the Virginia Beach Town Center and (iii) single-tenant properties. Armada Hoffler’s multifamily residential property provides rental housing for families in Virginia Beach, VA. Armada Hoffler’s general contracting and real estate services business develops and builds properties for its own account and also provides construction and development services to related parties and third-party clients.

Net operating income (segment revenues minus segment expenses) is the measure used by Armada Hoffler’s chief operating decision-maker to assess segment performance. Net operating income is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, net operating income should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate net operating income in the same manner. Armada Hoffler considers net operating income to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of Armada Hoffler’s real estate and construction businesses.

Net operating income of Armada Hoffler’s reportable segments for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Office real estate
Rental revenues	$6,486	$6,393
Property expenses	(1,946)	(1,846)

Segment net operating income	4,540	4,547

Retail real estate
Rental revenues	5,005	5,100
Property expenses	(1,680)	(1,529)

Segment net operating income	3,325	3,571

	Three Months Ended March 31,
	2013	2012
Multifamily residential real estate
Rental revenues	1,907	1,894
Property expenses	(815)	(668)

Segment net operating income	1,092	1,226

General contracting and real estate services
Segment revenues	17,956	14,641
Segment expenses	(17,458)	(13,992)

Segment net operating income	498	649

Other	—	(4)

Net operating income	$9,455	$9,989

General contracting and real estate services revenues and expenses for the three months ended March 31, 2013 exclude approximately $2.0 million related to intercompany construction contracts. General contracting and real estate services revenues and expenses for the three months ended March 31, 2012 exclude approximately $0.4 million related to intercompany construction contracts. These amounts have been eliminated in combination.

The following table reconciles net operating income to net income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net operating income	$9,455	$9,989
Depreciation and amortization	(3,159)	(3,347)
General and administrative expenses	(717)	(834)
Interest expense	(3,915)	(4,127)
Other income	267	223
Results from discontinued operations	—	(21)

Net income	$1,931	$1,883

General and administrative expenses represent costs not directly associated with the operation and management of Armada Hoffler’s real estate properties. General and administrative expenses include office personnel salaries and benefits, bank fees, accounting fees and other office expenses.

Rental revenues of Armada Hoffler’s reportable segments for the three months ended March 31, 2013 and 2012 comprised the following (in thousands):

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Minimum rents
Office	$6,100	$6,003
Retail	4,365	4,330
Multifamily	1,627	1,590
Percentage rents(1)
Office	104	109
Retail	24	25
Multifamily	42	38
Other
Office	282	281
Retail	616	745
Multifamily	238	266

Rental revenues	$13,398	$13,387

(1)	Percentage rents are based on tenants’ sales.

Other rental revenue includes cost reimbursements for real estate taxes, property insurance and common area maintenance as well as termination fees.

Property expenses of Armada Hoffler’s reportable segments for the three months ended March 31, 2013 and 2012 comprised the following (in thousands):

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Rental expenses
Office	$1,405	$1,302
Retail	1,220	1,076
Multifamily	604	482
Other	—	4

Total	$3,229	$2,864

Real estate taxes
Office	$541	$544
Retail	460	453
Multifamily	211	186

Total	$1,212	$1,183

Property expenses	$4,441	$4,047

Rental expenses represent costs directly associated with the operation and management of Armada Hoffler’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance and utilities.

4.	Real Estate Investments

Armada Hoffler’s real estate investments comprised the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
	(Unaudited)
Land	$24,511	$24,511
Land improvements	11,552	11,543
Buildings and improvements	317,333	316,596
Development costs	1,358	2,090
Construction in progress	3,227	—

	357,981	354,740

Accumulated depreciation	(95,299)	(92,454)

Net real estate investments	$262,682	$262,286

As of March 31, 2013 and December 31, 2012, land includes $1.8 million related to the Main Street development properties.

In January 2013 Armada Hoffler began construction on the Main Street Office Tower and Main Street Apartments, which Armada Hoffler expects to place into service in July 2014. Development and construction costs capitalized in connection with the Main Street Office Tower and Main Street Apartments are classified as construction in progress as of March 31, 2013.

5.	Indebtedness

On January 3, 2013, Armada Hoffler modified the Main Street Land loan to extend the maturity date from January 5, 2013 to April 3, 2013. On March 25, 2013, Armada Hoffler modified the Main Street Land loan to extend the term to July 3, 2013.

On January 16, 2013, Armada Hoffler modified the Virginia Natural Gas loan to lower the interest rate floor from 4.00% to 3.00%.

On February 19, 2013, Armada Hoffler modified the Gainsborough Square loan to extend the maturity date from December 28, 2013 to January 28, 2014.

Subsequent to March 31, 2013:

On April 15, 2013, Armada Hoffler borrowed an additional $2.7 million on Broad Creek Note 2, which was repaid in May 2013 with proceeds from the IPO.

In connection with the IPO and Formation Transactions, the Company used proceeds from the IPO and the revolving credit facility to extinguish the following debt (in thousands):

Armada Hoffler Tower	$38,813
Richmond Tower	46,523
Two Columbus	18,785
Virginia Natural Gas	5,457
Sentara Williamsburg	10,915
North Point Note 3	9,242
Gainsborough Square	9,732
Parkway Marketplace	5,669
Courthouse 7-Eleven Note 1	1,485
Oyster Point Participation Note	643

Total	$147,264

As discussed in Note 1, upon completion of the IPO, the Operating Partnership borrowed $40.0 million under the revolving credit facility to fund a portion of the consideration payable in connection with the completion of the Formation Transactions, repay existing lines of credit and certain debt relating to the projects in the Company’s development pipeline and repay existing indebtedness relating to certain properties acquired in connection with the Formation Transactions. In June 2013, the Operating Partnership repaid $15.0 million on the revolving credit facility. Armada Hoffler Tower, Richmond Tower, Virginia Natural Gas and Sentara Williamsburg collectively serve as the borrowing base collateral for the revolving credit facility. The revolving credit facility bears interest between LIBOR plus 1.60% and LIBOR plus 2.20%.

6.	Derivative Financial Instruments

Armada Hoffler may enter into interest rate derivatives to manage exposure to interest rate risks. Armada Hoffler does not use derivative financial instruments for trading or speculative purposes and has not designated any of its derivatives as hedges for accounting purposes. As a result, changes in the fair value of derivatives are recognized currently within other income (expense) in the combined statements of operations.

Armada Hoffler’s derivatives comprised the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Gain	Loss		Gain	Loss
Pay fixed interest rate swaps	$11,668	$—	$(131)	$11,721	$—	$(239)
Interest rate cap	9,296	11	—	9,356	9	—

Total	$20,964	$11	$(131)	$21,077	$9	$(239)

	Gain Three Months Ended March 31,
	2013	2012
	(Unaudited)
Pay fixed interest rate swaps	$108	$96
Interest rate cap	2	—

Other income (expense)	$110	$96

7.	Employee Benefit Plans

Armada Hoffler has a deferred compensation plan for certain key employees pursuant to which Armada Hoffler has purchased whole life insurance policies. Armada Hoffler has agreed to fund these policies for all such covered employees who must fulfill an employment obligation based on years of service in order to become vested in the plan. As of March 31, 2013 and December 31, 2012, Armada Hoffler’s deferred compensation liability was $1.4 million and $1.2 million, respectively. The cash surrender value of life insurance policies was $1.3 million and $1.2 million as of March 31, 2013 and December 31, 2012, respectively. Armada Hoffler discontinued its deferred compensation plan in May 2013.

8.	Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs—quoted prices in active markets for identical assets or liabilities

Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs—unobservable inputs

Except as disclosed below, the carrying amounts of Armada Hoffler’s financial instruments approximate their fair value. Financial assets and liabilities whose fair values are measured on a recurring basis using Level 2 inputs consist of interest rate swaps, interest rate caps, the cash surrender value of life insurance and the deferred compensation liability. Armada Hoffler measures the fair values of these liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The fair value of Armada Hoffler’s secured debt is sensitive to fluctuations in interest rates. Discounted cash flow analysis based on Level 2 inputs is generally used to estimate the fair value of Armada Hoffler’s secured debt.

Considerable judgment is used to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

The carrying amounts and fair values of our financial instruments, all of which are based on Level 2 inputs, as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Secured debt	$332,985	$336,203	$334,438	$339,623
Participating note	643	643	643	643
Interest rate swap liabilities	131	131	239	239
Interest rate cap asset	11	11	9	9
Cash surrender value of life insurance	1,314	1,314	1,196	1,196
Deferred compensation liability	1,368	1,368	1,249	1,249

9.	Investments in Real Estate Joint Ventures

As of March 31, 2013 and December 31, 2012, Armada Hoffler held indirect non-controlling investments in real estate joint ventures that own the following properties:

Property	Type	Location	Ownership %
Bermuda Crossroads	Retail	Chester, VA	50.0%
Smith’s Landing	Multifamily	Blacksburg, VA	40.0%

Armada Hoffler’s indirect ownership interests in both Bermuda Crossroads and Smith’s Landing do not provide control over these entities. However, they do provide significant influence. As a result, Armada Hoffler accounts for these investments under the equity method of accounting.

As of March 31, 2013 and December 31, 2012, the carrying amount of Armada Hoffler’s investment in Bermuda Crossroads was not significant. Income from Bermuda Crossroads for the three months ended March 31, 2013 and 2012 was not significant. Income from Bermuda Crossroads represents distributions received in excess of the carrying amount of Armada Hoffler’s investment.

Liabilities for cumulative distributions in excess of cumulative investments in and earnings from equity method investees are only recognized to the extent that Armada Hoffler has guaranteed obligations of the investee. Armada Hoffler has guaranteed certain obligations of Smith’s Landing and, as a result, the carrying amount of Armada Hoffler’s investment in Smith’s Landing was $(0.7) million as of both March 31, 2013 and December 31, 2012. These amounts are presented within other liabilities in the combined balance sheets. Equity in the earnings (losses) of Smith’s Landing was $0.1 million for both the three months ended March 31, 2013 and 2012.

As discussed in Note 1, the Company completed the IPO and Formation transactions in May 2013, pursuant to which it acquired 100% of the interests in Bermuda Crossroads and Smith’s Landing. The fair value of the net assets acquired in Bermuda Crossroads was approximately $6.1 million, including $11.1 million of assumed debt. The consideration paid for the 50% interest in Bermuda Crossroads was approximately $3.0 million. The fair value of the net assets acquired in Smith’s Landing was approximately $12.5 million, including $25.0 million of assumed debt. The consideration paid for the 60.0% interest in Smith’s Landing was approximately $7.4 million.

Prior to the acquisition date, the Predecessor accounted for its 50% interest in Bermuda Crossroads and 40% interest in Smith’s Landing as equity method investments. The acquisition-date fair value of the previous equity interests in Bermuda Crossroads and Smith’s Landing was approximately $3.0 million and $5.0 million, respectively. The Company recognized a gain of $8.7 million as a result of remeasuring the Predecessor’s prior equity interests in Bermuda Crossroads and Smith’s Landing held before the business combination. The gain will be presented within other income (expense) in the Company’s consolidated statement of income.

10.	Discontinued Operations

Armada Hoffler presents held for sale properties as discontinued operations only when Armada Hoffler will not have any significant continuing involvement in the properties’ operations after their disposition and when the properties’ operations and cash flows (i) can be clearly distinguished and (ii) will be eliminated from Armada Hoffler’s ongoing operations upon disposition.

Armada Hoffler presented the held for sale Studio 56 Retail residential condominium units as discontinued operations during the three months ended March 31, 2012. Net sale proceeds during the three months ended March 31, 2012 were $0.2 million. Armada Hoffler sold the last Studio 56 Retail residential condominium unit during the year ended December 31, 2012. Armada Hoffler currently has no plans to develop and sell residential condominium units.

11.	Related Party Transactions

Armada Hoffler provides general contracting and real estate services to certain affiliated entities that are not included in these combined financial statements.

Revenue from construction contracts with affiliated entities of Armada Hoffler was $10.9 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. Fees from such contracts were $0.3 million and less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Real estate services fees from affiliated entities of Armada Hoffler were not significant for either the three months ended March 31, 2013 or 2012. In addition, affiliated entities also reimburse Armada Hoffler for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by Armada Hoffler from affiliated entities were not significant for either the three months ended March 31, 2013 or 2012.

Distributions payable to the owners of Armada Hoffler of $1.5 million and $0.5 million are presented within due to affiliates in the combined balance sheets as of March 31, 2013 and December 31, 2012, respectively.

Upon completion of the IPO and Formation Transactions, the Operating Partnership supplies letters of credit on behalf of the Company’s construction business.

12.	Commitments and Contingencies

Legal Proceedings

Armada Hoffler is from time to time involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

Armada Hoffler currently is a party to various legal proceedings, none of which management expects will have a material adverse effect on Armada Hoffler’s financial position, results of operations or liquidity. Armada Hoffler accrues a liability for litigation if an unfavorable outcome is determined by management to be probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is determined by management to be probable and a range of loss can be reasonably estimated, Armada Hoffler accrues the best estimate within the range; however, if no amount within the range is a better estimate than any other, the minimum amount within the range is accrued. Legal fees related to litigation are expensed as incurred. Armada Hoffler does not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on its financial position or results of operations; however, litigation is subject to inherent uncertainties.

Under Armada Hoffler’s leases, tenants are typically obligated to indemnify Armada Hoffler from and against all liabilities, costs and expenses imposed upon or asserted against it as owner of the properties due to certain matters relating to the operation of the properties by the tenant.

13.	Subsequent Events

As discussed in Note 1, the Company completed the IPO and related Formation Transactions in May 2013.

As discussed in Note 5, the Company repaid approximately $150.0 million of debt with proceeds from the IPO and the revolving credit facility.

As discussed in Note 7, Armada Hoffler discontinued its deferred compensation plan in May 2013.

As discussed in Note 9, the Company acquired 100% of the interests in Bermuda Crossroads and Smith’s Landing in connection with the IPO and related Formation Transactions.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed combined balance sheet of the entities described in Note 1 as of March 31, 2013, and the related condensed combined statements of income and cash flows for the three-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed combined financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of the entities described in Note 1 as of December 31, 2012, and the related combined statements of income, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those combined financial statements in our report dated March 25, 2013. In our opinion, the accompanying condensed combined balance sheet of the entities described in Note 1 as of December 31, 2012, is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Richmond, Virginia

June 20, 2013

Item 1A.	Unaudited Pro Forma Financial Information

Introduction

Armada Hoffler Properties, Inc. (together with its combined entities, the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on October 12, 2012 to acquire the entities owning various controlling and non-controlling interests in real estate, real estate development and construction entities under the common control of Daniel A. Hoffler, the Company’s Executive Chairman. The Company commenced operations on May 13, 2013 upon completion of the Company’s initial public offering of its common stock (the “Offering”). Armada Hoffler, L.P. (our “Operating Partnership”) was formed as a Maryland limited partnership on October 12, 2012. Upon completion of the Offering and the related formation transactions described below (the “Formation Transactions”), our operations are carried on through our Operating Partnership. Upon completion of the Offering and the Formation Transactions, we own a 59.5% interest in our Operating Partnership. We, as the sole general partner of our Operating Partnership, have control of our Operating Partnership. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

The accompanying pro forma condensed combined financial statements include the operations and assets of our Predecessor, which is not a legal entity but rather a combination of real estate and construction entities under common control by Mr. Hoffler. Our “Predecessor” includes (i) entities owned or controlled by Mr. Hoffler or his affiliates, which in turn own controlling interests in certain businesses and 22 properties: seven office properties, fourteen retail properties, one multifamily property, the general commercial construction businesses of Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia and the property development and asset management businesses of Armada Hoffler Holding Company, Inc. (collectively, the “Controlled Entities”) and (ii) non-controlling interests in entities owning two properties: one retail (“Bermuda Crossroads”) and one multifamily property (“Smith’s Landing”) (together, the “Non-controlled Entities”). The Predecessor accounts for its investment in the Non-controlled Entities under the equity method of accounting. The accompanying pro forma consolidated financial statements also include the acquisition of controlling interests in the Non-controlled Entities.

The contribution or acquisition of interests in the Controlled Entities was considered a transaction between entities under common control since Mr. Hoffler owns the controlling interest in each of the entities comprising the Predecessor. As a result, the acquisition of interests in each of the Controlled Entities was accounted for at our Predecessor’s historical cost. The contribution or acquisition of interests in the Non-controlled Entities was accounted for under the acquisition method of accounting and recognized at the estimated fair value of acquired assets and assumed liabilities at the date of such acquisition or contribution.

The unaudited pro forma consolidated financial statements have been derived from our Predecessor’s historical combined financial statements included in Item 1 of this report. The unaudited pro forma consolidated balance sheet as of March 31, 2013 is presented to reflect adjustments to the Predecessor’s historical combined balance sheet as of March 31, 2013 as if the Offering and the related Formation Transactions were completed on March 31, 2013. The unaudited pro forma consolidated statement of operations for the three months ended March 31, 2013 is presented as if the Offering and the related Formation Transactions were completed on January 1, 2013.

The following unaudited pro forma financial statements should be read in conjunction with the Predecessor’s historical condensed combined financial statements as of and for the three months ended March 31, 2013 and 2012 included under Item 1 of this report as well as (i) the Predecessor’s historical audited combined financial statements as of and for the years ended December 31, 2012 and 2011 and (ii) the “Risk Factors,” and “Cautionary Note Regarding Forward-Looking Statements” sections included in the Company’s final prospectus dated May 7, 2013 filed with the Securities and Exchange Commission (SEC File No. 333-187513), which we refer to herein as our “final prospectus”.

We have based the unaudited pro forma adjustments on available information and assumptions that we believe are reasonable. The following unaudited pro forma consolidated financial statements are presented for informational purposes only and are not necessarily indicative of what our actual financial position would have been as of March 31, 2013 assuming the Offering and the related Formation Transactions had all been completed on March 31, 2013, what actual results of operations would have been for the three months ended March 31, 2013 assuming the Offering and the related Formation Transactions were completed on January 1, 2013, or of future results of operations or financial condition and should not be viewed as indicative of future results of operations or financial condition.

Armada Hoffler Properties, Inc. and Subsidiaries Pro Forma Consolidated Balance Sheet

March 31, 2013

(Unaudited and in Thousands)

	Armada Hoffler Properties	Predecessor	Acquisitions		Other Pro Forma Adjustments		Pro Forma Before Offering	Proceeds From Offering	Use of Proceeds	Other Adjustments		Company Pro Forma
			Smith’s Landing	Bermuda Crossroads
	A	B	C	D				H	I
Assets
Real estate investments:
Income producing property	$—	$351,560	$34,765	$16,085	$(386	)E	$402,024	$—	$—	$—		$402,024
Held for development	—	1,358	—	—	—		1,358	—	—	—		1,358
Construction in progress	—	5,063	—	—	—		5,063	—	—	—		5,063

Accumulated depreciation	—	(95,299)			—		(95,299)	—	—	—		(95,299)

Net real estate investments	—	262,682	34,765	16,085	(386)		313,146	—	—	—		313,146
Cash and cash equivalents	1	4,101	—	—	(1,401	)F	2,701	199,196	(199,249)	—		2,648
Restricted cash	—	4,402	—	—	—		4,402	—	(1,086)	—		3,316
Accounts receivable, net	—	17,315	—	—	—		17,315	—	—	—		17,315
Construction receivables, including retentions	—	13,746	—	—	—		13,746	—	—	—		13,746
Construction contract costs and estimated earnings in excess of billings	—	959	—	—	—		959	—	—	—		959
Due from affiliates	—	5,831	—	—	—		5,831	—	—	—		5,831
Other assets	—	24,277	2,760	2,890	—		29,927	(6,215)	(722)	2,000	J	24,990

Total Assets	$1	$333,313	$37,525	$18,975	$(1,787)		$388,027	$192,981	$(201,057)	$2,000		$381,951

Liabilities
Indebtedness:
Secured debt	$—	$332,985	$25,045	$11,119	$961	E,L	$370,110	$—	$(149,923)	$25,000	J	$245,187
Participating note	—	643	—	—	—		643	—	(643)	—		—
Accounts payable and accrued liabilities	—	4,505	—	—	—		4,505	—	—	—		4,505
Construction payables, including retentions	—	18,033	—	—	—		18,033	—	—	—		18,033
Billings in excess of construction contract costs and estimated earnings	—	5,037	—	—	—		5,037	—	—	—		5,037
Due to affiliates	—	4,240	—	—			4,240	—	(4,240)	—		—
Other liabilities	—	10,611	—	1,750	$(703	)G	11,658	—	(105)	—		11,553

Total Liabilities	—	376,054	25,045	12,869	258		414,226	—	(154,911)	25,000		284,315
Equity
Predecessor equity	1	(42,741)	12,480	6,106	(2,045)		(26,199)	192,981	(46,146)	(173,183)		(52,547)
Non-controlling interest in operating partnership	—	—	—	—	—		—	—	—	150,183	K	150,183

Total Equity	1	(42,741)	12,480	6,106	(2,045)		(26,199)	192,981	(46,146)	(23,000)		97,636

Total Liabilities and Equity	$1	$333,313	$37,525	$18,975	$(1,787)		$388,027	$192,981	$(201,057)	$2,000		$381,951

Armada Hoffler Properties, Inc. and Subsidiaries Pro Forma Consolidated Income Statement

For the Three Months Ended March 31, 2013

(Unaudited and in Thousands, except per share data)

	Armada Hoffler Properties	Predecessor	Acquisitions		Pro Forma Adjustments		Pro Forma Before Offering	Other Pro Forma Adjustments		Company Pro Forma
			Smith’s Landing	Bermuda Crossroads
	AA	BB	CC	DD	CC, DD
Revenues
Rental revenues	$—	$13,398	$969	$358	$37		$14,762	$—		$14,762
General contracting and real estate services revenues	—	17,956	—	—	—		17,956	—		17,956

Total revenues	—	31,354	969	358	37		32,718	—		32,718

Expenses
Rental expenses	—	3,229	319	57	13		3,618	—		3,618
Real estate taxes	—	1,212	55	42	—		1,309	—		1,309
General contracting and real estate services expenses	—	17,458	—	—	—		17,458	—		17,458
Depreciation and amortization	—	3,159	214	74	330		3,777	—		3,777
General and administrative	—	717	—	—	—		717	241	FF	958

Total expenses	—	25,775	588	173	343		26,879	241		27,120

Operating income	—	5,579	381	185	(306)		5,839	(241)		5,598
Interest expense	—	(3,915)	(147)	(164)	75		(4,151)	1,269	GG	(2,882)
Other income (expense)	—	267	—	—	(93	)EE	174	(105	)HH	69

Income before income taxes	—	1,931	234	21	(324)		1,862	923		2,785
Provision for income taxes	—	—	—	—	—		—	65	II	65

Income from continuing operations	$—	$1,931	$234	$21	$(324)		$1,862	$858		$2,720

Net Income attributable to non-controlling interests—operating partnership										1,102	JJ

Net Income available to common stockholders										$1,618

Pro Forma Per Share:
Net Income attributable to common stockholders:
Basic										$0.08	KK

Diluted										$0.08	KK

Pro Forma Weighted Average Common Shares:
Basic										19,164

Diluted										19,164

Pro Forma Weighted Average Operating Partnership Units held by non-controlling interests:
Basic										13,059

Diluted										13,059

Armada Hoffler Properties, Inc. and Subsidiaries

Notes to Unaudited Pro Forma Consolidated Financial Statements

1.	Adjustments to the Pro Forma Consolidated Balance Sheet

(A) Represents the balance sheet of Armada Hoffler Properties, Inc. and subsidiaries as of March 31, 2013.

(B) Reflects a historical combined balance sheet of our Predecessor, which is not a single legal entity, but rather a combination of real estate and construction entities.

(C) Reflects the acquisition by us of the ownership interests in BSE/AH Blacksburg Apartments, L.L.C. (“Smith’s Landing”), including our Predecessor’s noncontrolling interest, in exchange for cash, equity and the assumption of debt. Mr. Hoffler has a 40% non-controlling ownership interest in Smith’s Landing; therefore such ownership interest has been presented in the Predecessor financial statements as an equity method investment. The acquisition of the interests in Smith’s Landing will be accounted for as a purchase at fair value under the acquisition method of accounting in accordance with ASC Section 805-10, Business Combinations. As a result, we recognized an estimated gain upon acquisition of approximately $5.7 million representing the difference between the fair value and carrying value of the Predecessor’s interest in Smith’s Landing. After our acquisition of the ownership interests in Smith’s Landing that were not controlled by Mr. Hoffler, we own 100% of Smith’s Landing. This gain of $5.7 million referred to above is not recognized in the unaudited pro forma consolidated income statement since the gain is directly attributable to the Formation Transactions but is not expected to have an ongoing impact.

The acquisition method of accounting was used to allocate the fair value of the tangible and identified intangible assets acquired and liabilities assumed. The pro forma adjustments are based on our preliminary estimates and are subject to change based on the final determination of the fair value of assets and liabilities acquired. The amounts allocated to income producing property include buildings and improvements that are depreciated over the estimated useful life of 39 years. The amounts allocated to above—and below-market leases and to intangible lease assets of $2.8 million are amortized over the weighted average lives of the remaining lease terms. As a result of acquisition method accounting, the fair value adjustment to the indebtedness of Smith’s Landing was not significant.

(D) Reflects the acquisition by us of the ownership interests in Bermuda Shopping Center, L.L.C. (“Bermuda Crossroads”), including our Predecessor’s noncontrolling interest, in exchange for cash, equity and the assumption of debt. Mr. Hoffler has a 50% non-controlling ownership interest in Bermuda Crossroads; therefore such ownership interest has been presented in the Predecessor financial statements as an equity method investment. The acquisition of the interests in Bermuda Crossroads will be accounted for as a purchase at fair value under the acquisition method of accounting in accordance with ASC Section 805-10, Business Combinations. As a result, we recognized an estimated gain upon acquisition of approximately $3.0 million representing the difference between the fair value and carrying value of the Predecessor’s interest in Bermuda Crossroads. After our acquisition of the ownership interests in Bermuda Crossroads that were not controlled by Mr. Hoffler, we own 100% of Bermuda Crossroads. This gain of $3.0 million referred to above is not recognized in the unaudited pro forma consolidated income statement since the gain is directly attributable to the Formation Transactions but is not expected to have an ongoing impact.

The acquisition method of accounting was used to allocate the fair value of the tangible and identified intangible assets acquired and liabilities assumed. The pro forma adjustments are based on our preliminary estimates and are subject to change based on the final determination of the fair value of assets and liabilities acquired. The amounts allocated to income producing property include land of $5.5 million as well as buildings and improvements that are depreciated over the estimated useful life of 39 years. The amounts allocated to above-market leases and to intangible lease assets of $2.9 million are amortized over the weighted average lives of the remaining lease terms. The amount allocated to below-market leases of $1.8 million is amortized over the weighted average lives of the remaining lease terms. As a result of acquisition method accounting, the carrying value of the indebtedness of Bermuda Crossroads was adjusted to its fair value, resulting in a $0.3 million premium.

(E) Represents the distribution of $0.4 million of the Predecessor’s land and $1.7 million of related indebtedness of Courthouse 7-Eleven to affiliated entities in connection with the Formation Transactions.

(F) As part of the Formation Transactions, prior investors will receive cash distributions as partial consideration for their interests in our Predecessor’s equity.

(G) Represents the elimination of the distributions in excess of earnings balance for Smith’s Landing, which is eliminated in consolidation for pro forma purposes.

(H) Reflects gross proceeds of $218.5 million from the Offering and the exercise of the underwriters’ overallotment option reduced by $15.3 million to reflect underwriters’ discounts and commissions and other costs of the Offering and the Formation Transactions payable by us, resulting in net proceeds to us of $199.2 million. As of March 31, 2013, $6.2 million of costs had been incurred by our Predecessor. Subsequent to March 31, 2013 and as of the date of this filing, our Predecessor has incurred an additional $1.2 million of costs. A summary is as follows (in thousands):

Gross proceeds	$218,544
Less:
Underwriter’s discount	(15,298)
Transaction costs	(11,500)
Transaction costs incurred by our Predecessor	7,450

Net proceeds	$199,196

(I) In connection with the Offering and Formation Transactions, we repaid approximately $150.6 million of debt using proceeds from the Offering and approximately $19.0 million from the secured credit facility discussed in note (J). We also incurred approximately $0.5 million of fees and expensed approximately $0.7 million of debt issuance costs in connection with the extinguishment of this debt. The loss on debt extinguishments of $1.2 million related to these repayments is not recognized in the unaudited pro forma consolidated income statement since the loss is directly attributable to the Formation Transactions but is not expected to have an ongoing impact.

A summary is as follows (in thousands):

Debt repayment	$149,923
Participating note repayment	643
Debt prepayment fees	487
Cash paid to affiliates	4,240
Cash paid to prior investors	43,956

Total use of proceeds	$199,249

Concurrently with the repayment of the secured mortgage debt, restricted cash held in escrow for insurance and taxes will be released to us as unrestricted cash in the amount of approximately $1.1 million related to Armada Hoffler Tower. This amount will be distributed to our prior investors.

In connection with the repayment of the indebtedness of Sentara Williamsburg, the related interest rate swap liability of $0.1 million was settled.

(J) In connection with the Offering, we entered into an agreement for a $100 million secured credit facility. This pro forma adjustment represents the net borrowing of $25.0 million under the secured credit facility to fund a portion of the consideration payable in connection with the completion of the Formation Transactions and to repay approximately $19.0 million of debt related to two properties. The Operating Partnership initially borrowed $40.0 million but subsequently repaid $15.0 million on the credit facility. In connection with this credit facility, we incurred approximately $2.0 million in financing fees, which will be amortized over the life of the credit facility as an adjustment to interest expense.

(K) Represents the reclassification of Predecessor equity to Non-controlling Interests in the Operating Partnership. Operating Partnership units are classified as non-controlling interests in permanent equity in the unaudited pro forma consolidated balance sheet because holders of Operating Partnership units have the right, pursuant to the Agreement of Limited Partnership of the Operating Partnership, to cause the Operating Partnership to redeem such Operating Partnership units for cash, or solely at the Company’s election and within its control, for shares of common stock, on a one-for-one basis. The Operating Partnership units are initially recognized at fair value based on the price of shares of our common stock on the date of the completion of the Offering.

(L) Includes the borrowing of an additional $2.7 million subsequent to March 31, 2013 in order to pay for transaction costs directly related to the Offering.

2.	Adjustments to the Pro Forma Consolidated Income Statement

(AA) Represents the historical consolidated statements of operations of Armada Hoffler Properties, Inc. and its subsidiaries for the three months ended March 31, 2013.

(BB) Reflects the Predecessor’s historical combined statements of income for the three months ended March 31, 2013. As discussed in the introduction to the unaudited pro forma consolidated financial statements, our Predecessor’s interests in the Controlled Entities was acquired by our Operating Partnership in exchange for cash, common units and the assumption of related debt, and recorded at the Predecessor’s historical cost basis. As a result, expenses such as depreciation and amortization to be recognized by our Operating Partnership related to the acquired interests are based on the Predecessor’s historical cost basis of the related assets and liabilities.

(CC) Reflects results of operations from the acquisition of 100% of the interests in Smith’s Landing, which occurred in connection with the Formation Transactions as discussed in note (C) to the unaudited pro forma consolidated balance sheet. The acquisition method of accounting was used to allocate the fair value of the tangible and identified intangible assets acquired and liabilities assumed. Adjustments to rental expense represent the impact of the amortization of the net amount of below-market ground rents. Adjustments to depreciation and amortization represent the additional depreciation expense and amortization of intangibles as a result of these purchase accounting adjustments.

The pro forma adjustments shown below are based on our preliminary estimates and are subject to change based on the final determination of the fair value of assets and liabilities acquired. The pro forma adjustments to the historical statement of operations of Smith’s Landing are as follows:

(1)	Pro forma rental expense includes below market ground lease amortization for the three months ended March 31, 2013.

(2)	Pro forma depreciation and amortization includes a $0.2 million adjustment to the historical depreciation and amortization recognized by Smith’s Landing.

(DD) Reflects results of operations from the acquisition of 100% of the interests in Bermuda Crossroads, which occurred in connection with the Formation Transactions as discussed in note (D) to the unaudited pro forma consolidated balance sheet. The acquisition method of accounting was used to allocate the fair value of the tangible and identified intangible assets acquired and liabilities assumed. Adjustments to revenues represent the impact of the amortization of the net amount of above—and below-market rents and the net impact of straight-line rents. Adjustments to depreciation and amortization represent the additional depreciation expense and amortization of intangibles as a result of these purchase accounting adjustments.

As a result of acquisition method accounting, the carrying value of debt for Bermuda Crossroads was adjusted to its fair value, resulting in a $0.3 million premium. The premium is amortized to interest expense over the life of the underlying debt instrument. The amounts allocated to above—and below-market leases and to intangible lease assets are amortized over the weighted average lives of the related leases ranging from 2 to 16 years.

The pro forma adjustments shown below are based on our preliminary estimates and are subject to change based on the final determination of the fair value of assets and liabilities acquired. The pro forma adjustments to the historical statement of operations of Bermuda Crossroads are as follows:

(1)	Pro forma rental revenues include an insignificant amount of net below market lease amortization for the three months ended March 31, 2013.

(2)	Pro forma depreciation and amortization includes a $0.1 million adjustment to the historical depreciation and amortization recognized by Bermuda Crossroads.

(3)	Pro forma interest expense includes $0.1 million of amortization related to the fair value adjustment related to the assumed debt for the three months ended March 31, 2013.

(EE) Due to the acquisition of controlling interests in the entities that own Smith’s Landing and Bermuda Crossroads, $0.1 million equity in net income from equity method investments is eliminated in the unaudited pro forma consolidated income statement for the three months ended March 31, 2013. Additionally, as a result of our acquisition of controlling interests in Smith’s Landing and Bermuda Crossroads, we recognized a gain for financial reporting purposes of approximately $8.7 million

($5.7 million for Smith’s Landing and $3.0 million for Bermuda Crossroads), which represents the difference between the implied fair value for the properties and our carrying value of our equity method investment. This gain is eliminated for purposes of these unaudited pro forma consolidated financial statements as it is directly attributable to the Formation Transactions but is not expected to have continuing impact.

(FF) Reflects the following additional general and administrative expenses that we expect to incur as a result of becoming a public company: (1) cash compensation associated with the Company’s board of directors, (2) compensation for the Company’s recently-hired accounting staff and (3) fees to the Company’s investor relations firm. A summary is as follows (in thousands):

Director compensation	$141
Accounting staff	75
Investor relations	25

Total	$241

The Company has determined that these amounts are factually supportable based on the following reliable evidence: (1) compensation arrangements with the Company’s directors, (2) salaries and benefits of the accounting staff that the Company hired in anticipation of completion of the Offering and (3) fees for investor relations services set forth in the contract for such services between the Company and its investor relations firm.

We have included these amounts as an adjustment in the unaudited pro forma consolidated income statement as additional general and administrative expenses, without duplication, to the general and administrative expenses appearing in the Predecessor’s combined income statement.

The unaudited pro forma consolidated financial statements may not be indicative of the Company’s future results of operations as additional general and administrative costs will be incurred to operate as a public company. We expect to incur additional general and administrative expenses as a result of becoming a public company, including but not limited to incremental salaries and equity incentives, director’s and officer’s insurance, Sarbanes-Oxley Act of 2002 compliance costs, and incremental legal, audit and tax fees. Management estimates these costs will be approximately $1.0 million to $2.0 million on an annual basis exclusive of stock compensation costs. Management also expects to recognize $0.7 million of non-cash stock-based compensation expense for awards granted to our directors and certain employees upon completion of the Offering. Our non-cash stock-based compensation awards are subject to time-based vesting in equal installments over three years from the date of grant. These costs have been excluded from the unaudited pro forma consolidated income statement as they represent a forward-looking estimate.

(GG) We repaid approximately $150.6 million of debt with the proceeds of the Offering, resulting in interest savings of approximately $1.6 million for the three months ended March 31, 2013. Pro forma interest expense includes $0.4 million of interest, including the amortization of the related debt issuance costs and unused fees, on the net $25.0 million borrowed under the $100 million secured credit facility.

(HH) Reflects the settlement of the interest rate swap related to the indebtedness of Sentara Williamsburg.

(II) Reflects income taxes on our general contracting and real estate services business that will be conducted through a taxable REIT subsidiary of our Operating Partnership based on an estimated effective tax rate of 40%.

(JJ) Reflects the allocation of income to non-controlling interests in the Operating Partnership. The effect of the conversion of Operating Partnership units to shares of common stock is not dilutive because net income attributable to non-controlling interests is allocated based upon the weighted average Operating Partnership units outstanding compared to total shares of common stock plus Operating Partnership units outstanding during the period.

(KK) Pro forma earnings (loss) per share—basic and diluted are calculated by dividing pro forma consolidated net income (loss) allocable to the Company’s stockholders by the number of shares of common stock issued in the Offering, using the two class method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “our,” “us,” and “our company” refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership, of which we are the sole general partner and which we refer to in this Quarterly Report on Form 10-Q as our Operating Partnership.

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and estimated general contracting and real estate services are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	our failure to develop the properties in our identified development pipeline successfully, on the anticipated timeline or at the anticipated costs;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	difficulties in identifying or completing development or acquisition opportunities, including our proposed acquisition of the Apprentice School Apartments;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate sources segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	general economic conditions;

•	financial market fluctuations

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualify as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

Overview

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets in the Mid-Atlantic United States. As of March 31, 2013, our portfolio is comprised of seven office properties, 15 retail properties and two multifamily properties, which are located in various markets in Virginia and North Carolina. We are a Maryland corporation formed on October 12, 2012 to acquire the entities in which Daniel A. Hoffler and his affiliates, certain of our other officers, directors and their affiliates and other third parties owned a direct or indirect interest (the “Formation Transactions”), and we did not have any operating activity until the consummation of our initial public offering (the “IPO”) and the Formation Transactions on May 13, 2013. After the completion of the IPO and the Formation Transactions, our operations have been carried on through our Operating Partnership. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

Our “Predecessor” is not a single legal entity, but rather a combination of real estate and construction entities that were under common control by our Executive Chairman, Daniel A. Hoffler. These entities include (i) controlling interests in entities that owned 22 office, retail and multifamily properties, (ii) non-controlling interests in entities that owned one retail and one multifamily property, which we refer to as Bermuda Crossroads and Smith’s Landing, respectively, (iii) the property development and asset management businesses of Armada Hoffler Holding Company, Inc. and (iv) the general commercial construction businesses of Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia. We refer to our controlling interests in the 22 real estate properties, Armada Hoffler Holding Company, Inc., Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia collectively as our Controlled Entities. We refer to the two entities that control Bermuda Crossroads and Smith’s Landing as our Non-Controlled Entities.

As noted above, since the IPO and the Formation Transactions occurred on May 13, 2013, the results of operations and financial condition for the entities acquired by us in connection with IPO and the Formation Transactions are not included in the historical financial statements included herein. More specifically, our results of operations and financial condition for the three months ended March 31, 2013 and 2012 reflect the results of operations and financial condition for our Predecessor.

Executive Overview

We are pleased with the solid results produced by our portfolio during the first quarter and will continue to build on our current momentum as a newly public company. Our strategy is built on many years of success, growing through a disciplined approach to development and acquisitions, and producing a consistent track record of profitability. Amid improving market conditions we believe our stable portfolio and seasoned management team, combined with our strong capital base, position us to identify and execute on attractive long-term growth opportunities to expand our portfolio and produce growth in cash flows and valuation over time.

Our portfolio properties continued to provide consistent cash flow. During the three months ended March 31, 2013, we executed five new office leases or lease renewals totaling 21,506 square feet and two new retail leases or lease renewals totaling 4,019 square feet. Included in these seven leases or lease renewals are two rooftop antenna leases. Our identified development pipeline continues to move forward toward completion with delivery dates in line with the projections presented in our final prospectus. We also continue to identify and pursue additional development projects. As of March 31, 2013, we had 16 construction contracts in place and we executed another eight contracts between March 31, 2013 and the date of this filing.

Segments

As of March 31, 2013, our Predecessor’s business had four operating segments: office, retail, multifamily and general contracting and real estate services. We have maintained these four operating segments in our business. The general contracting and real estate services segment of our business provides various real estate services, such as general contractor services, construction management, asset management and development services to third-party property owners as well as to us for our own account. The operations of our general contracting and real estate services segment are conducted through taxable REIT subsidiaries.

Rental revenues in our office, retail and multifamily segments consist of scheduled rent charges, straight-line rent adjustments and the amortization of above-market and below-market lease intangibles acquired. We also derive revenue from tenant recoveries, through which tenants reimburse us for expenses paid by us such as utilities, janitorial, repairs and maintenance, security and alarm, parking lot and grounds, general and administrative, management fees, insurance and real estate taxes and other property revenues, including parking income, lease termination fees, late fees, storage rents and other miscellaneous property revenues. Our rental revenues are reduced by lease incentives on a straight-line basis over the applicable term of the lease. We discuss our office leases, retail leases, and multifamily leases in more detail below.

Office Segment Data

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Segment Revenue	$6,486	$6,393
% Total Revenue	20.7%	22.8%
Segment Profit	$4,540	$4,547
% Total Profit	48.0%	45.5%

Office Segment Leases. Our Predecessor’s office portfolio consisted of seven properties with a total of 953,075 rentable square feet as of March 31, 2013 as compared to 953,442 square feet as of December 31, 2012. The small change in square footage is common and occurs because of space measurements upon lease execution. Occupancy as of March 31, 2013 was 93.9% as compared to 94.1% as of December 31, 2012. Historically, we have leased office properties to tenants primarily on a full-service gross or a modified gross basis. We expect to continue these leasing structures in the future. A full-service gross or modified gross lease typically has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant’s proportionate square footage of the property. The increased property operating expenses billed are reflected as rental expenses and amounts recovered from tenants are reflected as rental revenues in the statements of operations.

Retail Segment Data(1)

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Segment Revenue	$5,005	$5,100
% Total Revenue	16.0%	18.2%
Segment Profit	$3,325	$3,571
% Total Profit	35.2%	35.8%

(1)	Excludes Bermuda Crossroads, which was a non-controlled entity as of March 31, 2013.

Retail Segment Leases. Our Predecessor’s retail portfolio consisted of 14 properties with a total of 983,097 rentable square feet as of March 31, 2013 (excluding Bermuda Crossroads) as compared to 983,107 square feet as of December 31, 2012. The small change in square footage is common and occurs because of space measurements upon lease execution. Occupancy as of March 31, 2013 was 94.2% as compared to 93.9% as of December 31, 2012. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is typically responsible for all property taxes, insurance and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses, to the extent they are paid by us and reimbursable to us under the terms of the applicable leases, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by us, are reflected in rental expenses, and the reimbursement is reflected in rental revenues in the statements of operations. Excluded from the table above is Bermuda Crossroads, in which our Predecessor held a non-controlling interest and which we account for under the equity method of accounting.

Multifamily Segment Data(1)

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
# of available apartment units	342	342
Occupancy(2)	87.7%	89.2%
Segment Revenue	$1,907	$1,894
% Total Revenue	6.1%	6.8%
Segment Profit	$1,092	$1,226
% Total Profit	11.6%	12.3%

(1)	Excludes Smith’s Landing, which was a non-controlled entity as of March 31, 2013.
(2)	End of period occupancy.

Multifamily Segment Leases. Our Predecessor’s multifamily portfolio consisted of one apartment property with a total of 342 multifamily apartment units as of March 31, 2013 (excluding Smith’s Landing). Our multifamily leases generally have terms ranging from 7 to 15 months, with a majority having 12 month terms. Tenants typically pay a monthly base rental amount per apartment units. At both of the multifamily properties in our portfolio, tenants can opt to pay additional monthly amounts for services such as phone, cable, internet, storage units, pet fees and the rental of furniture and household goods. Phone, cable and internet services are only available to tenants through us and cannot be obtained directly from third-party service providers. Excluded from the table above is Smith’s Landing, in which our Predecessor held a non-controlling interest and which we account for under the equity method of accounting.

General Contracting and Real Estate Services Segment Data

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Segment Revenue	$17,956	$14,641
% Total Revenue	57.3%	52.2%
Segment Profit	$498	$649
% Total Profit	5.3%	6.5%

A majority of the general contracting portion of our general contracting and real estate services segment revenue has historically been earned from negotiated third party general contracting contracts rather than competitively bid contracts. The services provided under negotiated contracts typically are more expansive than the construction services provided under competitively bid contracts and include such additional services as pre-construction support, architect management and value engineering. Our ability to perform these additional services is derived from the knowledge and experience our general contracting group gains from developing properties for our own account and the group’s ability to leverage this knowledge and expertise for our third party clients.

The real estate services portion of our general contracting and real estate services segment provides asset management services to related party assets as well as to our own properties. In addition, our asset services also include property management and leasing services for some of our properties. Fees charged under our asset management contracts are generally at a market rate, but such fees may vary substantially based on the property type, location and level of service. We will recognize asset management and development services revenue when earned, generally as we provide such services. We do not currently expect asset management fee revenue to contribute significantly to our results of operations going forward as we believe that the most valuable use of our asset management team’s resources is for the asset management of the properties in our own portfolio.

General Contracting and Real Estate Services Segment

General Contracting Activities. Our construction company was engaged in 16 construction contracts as of March 31, 2013. Of these 16 construction contracts, 12 were with third-party clients and four were with related-party clients. The 16 contracts have an estimated contract value of approximately $106.4 million with approximately $40.6 million of work in place and a balance to complete of approximately $65.8 million as of March 31, 2013.

Of the two largest third-party contracts, one is for the City of Suffolk Municipal Center, which has a total contract value of approximately $23.9 million. This contract had work in place as of March 31, 2013 of approximately $1.5 million and a balance to complete of approximately $22.4 million with an estimated completion date of June 2014. The City of Suffolk Municipal Center is a two-story, design-build project that will consist of a 911 emergency call center, city council chambers, large public lobbies and office space for various departments within the municipal government. The other contract is a third-party contract for the Biomedical Research Laboratory at Hampton University, which has a total contract value of approximately $10.3 million. This contract had work in place of approximately $3.8 million and a balance to complete of approximately $6.5 million as of March 31, 2013 with an estimated completion date of August 2013.

The Apprentice School complex and the Main Street Garage are two notable related-party contracts. The Apprentice School complex in Newport News, Virginia consists of three components - the Apprentice School Apartments, Apprentice School Garage and Apprentice School. We have entered into a contribution agreement to acquire the Apprentice School Apartments from a related party. All three components of the Apprentice School project are being built on the same site. The Apprentice School is a state of the art educational facility and will feature eight computer labs, seven standard classrooms, an auditorium-style classroom, a physics lab and a gymnasium. The Apprentice School Garage is a four-story garage that will be operated by the Industrial Development Authority of the City of Newport News, Virginia. These three contracts have a total combined contract value of approximately $48.5 million, a combined work in place of approximately $27.5 million and a balance to complete of approximately $21.0 million as of March 31, 2013. All three components of the Apprentice School project have an estimated completion date of November 2013. The construction contract for the 950-space Main Street Garage in the Virginia Beach Town Center, which is being developed by a related party for eventual sale to the Development Authority of the City of Virginia Beach, was executed during the three months ended March 31, 2013. The Main Street Garage is part of the same complex as our Main Street Office Tower and Main Street Apartments pipeline development projects.

At March 31 2013, we had additional construction contracts in various stages of negotiations with third parties, which we refer to as our construction pipeline. We cannot assure you that any or all of these contracts will be executed, or that once executed we will commence or complete construction on any or all of the projects. We currently estimate that the aggregate contract value of these contracts under negotiation will be approximately $200 million, but the actual value of the construction contracts we enter into may be significantly less than this amount. A notable construction contact executed since March 31, 2013 is with Harris Teeter, a long-time client, for a new 54,646 square foot store located in Norfolk, Virginia. In addition to this Harris Teeter contract, additional activity occurring between March 31, 2013 and the date of this filing included the completion of six projects and the execution of seven new third party construction contracts with a total contract value of $7.9 million. Our construction pipeline also includes a $24 million, 206 room Hyatt Hotel in Baltimore, Maryland for which a contract is currently being negotiated.

Third Party Asset Management Activities: As of March 31, 2013, our Predecessor did not provide asset management or property management services to any third parties.

Related Party Asset Management Activities. Throughout the three months ended March 31, 2013, an entity of our Predecessor served as asset manager for all of the properties in our initial portfolio. In addition, this entity also provided property management services or assisted in the property management of, eight of the properties in our initial portfolio and was leasing representative for, or assisted in the leasing of, four of the properties in our initial portfolio. Following completion of the IPO and related Formation Transactions, our asset management team serves as asset manager for six properties and ten vacant parcels of land owned by related parties and receives asset management fees for such activities. Our asset management team may also serve as property manager for some of these related party properties. The total expected asset management fee income from these properties is less than $100,000 annually.

Identified Development Pipeline and Property Under Contract

Identified Development Pipeline. Our development pipeline consists of two office properties, two retail properties and two multifamily properties, as described in the table below (dollars in thousands).

Property	Location	Property Type	Estimated Square Footage(1)		Estimated Apartment Units(1)	Estimated Cost(1)	Cost Incurred through March 31, 2013	Estimated Date of Completion(1)	Estimated Ownership %(1)	Principal Tenants
Main Street Office(2)	Virginia Beach, VA	Office(5)	234,000	(3)	N/A	$50,863	$2,323	July 2014	100%	Clark Nexsen, Development Authority of Virginia Beach
Main Street Apartments(2)	Virginia Beach, VA	Multifamily	N/A		288	32,845	904	July 2014	100%	N/A
Jackson Street Apartments	Durham, NC	Multifamily	N/A		203	27,857	289	August 2014	100%	N/A
Sandbridge Commons	Virginia Beach, VA	Retail	75,000		N/A	13,675	318	September 2014	85%	Harris Teeter(4)
Brooks Crossing	Newport News, VA	Office	60,000		N/A	12,793	546	February 2015	65%	Huntington Ingalls(4) , City of Newport News(4)
Greentree Shopping Center(6)	Chesapeake, VA	Retail	15,600		N/A	5,402	205	September 2014	100%	WaWa

Total			384,600		491	$143,435	$4,585

(1)	Represents estimates that may change as the development process proceeds.
(2)	This property will be located within the Virginia Beach Town Center.
(3)	Approximately 83,600 square feet have been pre-leased by Clark Nexsen, an architectural firm and approximately 23,300 square feet have been pre-leased to the Development Authority of Virginia Beach.
(4)	No lease agreement has been signed as of the date of this filing. We expect the lease agreement to be in place prior to the commencement of construction on this project.
(5)	We expect that this property will include 28,200 square feet of retail space.
(6)	We are have a contract to sell Wal-Mart a pad-ready site adjacent to Greentree Shopping Center.

All of the projects identified in the above table continue to move forward toward completion. Most notable, we have successfully completed the site rezoning for Sandbridge Commons and have signed a lease with WaWa to anchor the Greentree Shopping Center. We have adjusted the timing, cost, and ownership for Jackson Street Apartments based on our continued investigation and progress on the project as well as a negotiated buyout of the land owner. In addition, we closed on the purchase of the Jackson Street Apartments land in June 2013.

In November 2012, we were selected by Johns Hopkins University, after an extensive competitive selection process, to join with the University in the redevelopment of a 1.12 acre property adjacent to the University’s Homewood campus in Baltimore, Maryland. The project is expected to include market-rate student housing, a hotel, retail space, restaurants and parking. The goal of the completed project will be to complement the Homewood campus and nearby Charles Village neighborhood and provide a catalyst for future development in the area.

The commencement of construction on all of the projects identified in the table above and the John Hopkins project are subject to, among other factors, regulatory approvals, the acquisition of financing and suitable market conditions.

Property Under Contract. In addition to the properties in our development pipeline, we have entered into a contribution agreement to acquire the Apprentice School Apartments project, which is currently under construction, from affiliates of our Predecessor, including Mr. Hoffler and Messrs. Haddad and Kirk, our chief executive officer and vice chairman, and certain of our officers. The Apprentice School Apartments are expected to have 197 apartment units and approximately 28,000 square feet of retail space when completed and are located in Newport News, Virginia adjacent to the Newport News Apprentice School of Shipbuilding, a state-of-the-art educational facility that we are building for a related-party construction client. Under the terms of the development agreement with the Development Authority of the City of Newport News, ownership of the Apprentice School Apartments cannot be transferred to us until certain other aspects of the overall development are completed, which we currently expect to occur in November 2013. Pursuant to the contribution agreement, we expect to acquire the Apprentice School Apartments project when certain conditions, including the completion of the project’s overall construction, including the Apprentice School and Apprentice School Garage, have been met. We expect to acquire the Apprentice School Apartments for approximately $31.9 million, which will be comprised of approximately $8.0 million payable in common units of our Operating Partnership, repayment of a $3.0 million mezzanine loan, which affiliates of our Predecessor borrowed to fund the equity portion of the project, and the assumption of an approximately $20.9 million mortgage loan, which has a 30-year term and 5.66% interest rate.

Results of Operations

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

The following table summarizes the historical results of operations of our Predecessor for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Change	%
Revenues
Rental Revenues	$13,398	$13,387	$11	0.1%
General Contracting and Real Estate Services Revenues	17,956	14,641	3,315	22.6

Total Revenues	31,354	28,028	3,326	11.9
Expenses
Rental Expense	3,229	2,864	365	12.7
Real Estate Taxes	1,212	1,183	29	2.5
General Contracting and Real Estate Services Expenses	17,458	13,992	3,466	24.8
General and Administrative Expenses	717	834	(117)	(14.0)

	Three Months Ended March 31,
	2013	2012	Change	%
Depreciation and Amortization	3,159	3,347	(188)	(5.6)
Total Expenses	25,775	22,220	3,555	16.0

Operating Income	5,579	5,808	(229)	(3.9)

Other Income (expense)	267	223	44	19.7
Interest Expense	(3,915)	(4,127)	212	(5.1)

Income from Continuing Operations	1,931	1,904	27	1.4

Discontinued Operations
Loss from Discontinued Operations	—	(26)	26	(100.0)
Gain (Loss) on Sale of Real Estate	—	5	5	(100.0)

Results from Discontinued Operations	—	(21)	21	(100.0)

Net Income	$1,931	$1,883	$48	2.6%

Revenues

Total Revenues. Total revenues consist of property rental revenues and general contracting and real estate services revenues. Total revenues increased approximately $3.3 million, or 11.9%, to $31.4 million for the three months ended March 31, 2013, compared to approximately $28.0 million for the three months ended March 31, 2012 as shown below (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Change	%
Office	$6,486	$6,393	$93	1.5%
Retail	5,005	5,100	(95)	(1.9)
Multifamily	1,907	1,894	13	0.7
General Contracting and Real Estate Services	17,956	14,641	3,315	22.6

	$31,354	$28,028	$3,326	11.9%

Rental Revenues. Rental revenues include minimum base rent, adjustments to recognize base rents on a straight-line basis, cost reimbursements, percentage rents and other rents. Rental revenues for the three months ended March 31, 2013 remained steady at approximately $13.4 million. It should be noted that while a preponderance of our leases contain rent bumps from which we realize organic rent growth on a cash basis, this growth is not apparent in the GAAP figures presented above due to straight line rent adjustments.

The increase in office rental revenues was due to new tenant leases at One Columbus. The decrease in retail rental revenues was attributable to the non-recognition of straight-line rental revenue during the three months ended March 31, 2013 for tenants from which we determined collection was not reasonably assured as of December 31, 2012. Based on our evaluation of tenant credit risk, we recognized rental revenue on a cash basis for these retail tenants during the three months ended March 31, 2013. This decrease was partially offset by a new lease at Gainsborough Square and the completed development and concurrent stabilization of Tyre Neck Harris Teeter in May 2012. Multifamily rental revenues for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 remained steady at approximately $1.9 million.

There were no excluded assets in the office or multifamily same store sale comparison data sets. Therefore, the same store rental income changes for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 mirror the explanation above for the respective segments. The decrease in same store retail rental revenues was attributable to the non-recognition of straight-line rental revenue during the three months ended March 31, 2013 for tenants from which we determined collection was not reasonably assured as of December 31, 2012. Based on our evaluation of tenant credit risk, we recognized rental revenue on a cash basis for these retail tenants during the three months ended March 31, 2013. This decrease was partially offset by a new lease at Gainsborough Square.

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues increased approximately $3.3 million, or 22.6%, to approximately $18.0 million for the three months ended March 31, 2013, compared to approximately $14.6 million for the three months ended March 31, 2012. The increase was due to higher construction volume as a result of more construction projects coming on line and more work being put in place during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Expenses

Total Expenses. Total expenses consist of rental expense, real estate taxes, general contractor expenses, general and administrative expenses and depreciation and amortization. Total expenses increased approximately $3.6 million, or 16.0%, to approximately $25.8 million for the three months ended March 31, 2013, compared to approximately $22.2 million for the three months ended March 31, 2012. This increase in total expenses is attributable primarily to the factors discussed below (dollars in thousands).

	Three Months Ended March 31,
	2013	2012	Change	%
Rental Expense	$3,229	$2,864	$365	12.7%
Real Estate Taxes	1,212	1,183	29	2.5
General Contracting and Real Estate Services Expenses	17,458	13,992	3,466	24.8
General and Administrative Expenses	717	834	(117)	(14.0)
Depreciation and Amortization	3,159	3,347	(188)	(5.6)

Total Expenses	$25,775	$22,220	$3,555	16.0%

Rental Expenses. Rental expenses increased approximately $0.4 million, or 12.7% to approximately $3.2 million for the three months ended March 31, 2013, compared to approximately $2.9 million for the three months ended March 31, 2012. Rental expenses by segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Change	%
Office	$1,405	$1,302	$103	7.9%
Retail	1,220	1,076	144	13.4
Multifamily	604	482	122	25.3
Other	—	4	(4)	(100.0)

	$3,229	$2,864	$365	12.7%

Rental expenses include the following general categories: utilities, janitorial, repairs and maintenance, security and alarm, parking lot and grounds, general and administrative, management fees, and insurance.

The increase in office rental expenses resulted primarily from increased utility expenses as the geographic areas in which our properties are located experienced milder winter conditions and higher temperatures during the three months ended March 31, 2012 than the three months ended March 31, 2013 combined with non-recurring repairs and maintenance at Armada Hoffler Tower.

The increase in retail rental expenses was primarily due to higher bad debt expense associated with a certain tenant and the completed development and concurrent stabilization of Tyre Neck Harris Teeter in May 2012.

The increase in multifamily rental expense resulted primarily from increased utility expenses, for similar weather-related reasons experienced in the office segment, as well as insurance recoveries recognized during the three months ended March 31, 2012.

There were no excluded assets in the office or multifamily same store sale comparison data sets, therefore, the same store rental expense changes for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 mirror the explanation above for the respective segments. The increase in same store retail rental expenses was primarily due to higher bad debt expense associated with a tenant at South Retail.

Real Estate Tax Expenses. Real estate tax expenses were relatively unchanged for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Real estate tax expenses by segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Change	%
Office	$541	$544	$(3)	(0.6)%
Retail	460	453	7	1.6
Multifamily	211	186	25	13.4

	$1,212	$1,183	$29	2.5%

General Contracting and Real Estate Expenses. General contracting and real estate services expenses increased approximately $3.5 million, or 24.8%, to approximately $17.5 million for the three months ended March 31, 2013, compared to approximately $14.0 million for the three months ended March 31, 2012. The general contracting portion of general contracting and real estate services expenses are closely correlated to general contracting volume and this increase is due to the increase in construction volume for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was a result of more construction projects coming on line and more work being put in place during the three months ended March 31, 2013 as compared to the three months during the first quarter ended March 31, 2012.

General and Administrative Expenses. General and administrative expenses decreased approximately $0.1 million, or 14.0%, to approximately $0.7 million during the three months ended March 31, 2013, compared to approximately $0.8 million for the three months ended March 31, 2012.

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $0.2 million, or 5.6%, to approximately $3.1 million for the three months ended March 31, 2013, compared to approximately $3.3 million for the three months ended March 31, 2012. The decrease was attributable to tenant improvements that were fully depreciated and deferred leasing costs that had fully amortized during 2012.

Operating Income

Operating income decreased $0.2 million, or 3.9%, to approximately $5.6 million for the three months ended March 31, 2013, compared to approximately $5.8 million for the three months ended March 31, 2012 as a result of the revenue and expense factors discussed above and the segment net operating income and operating margins described below. The operating margins for the three months ended March 31, 2013 relative to the three months ended March 31, 2012 were stable for the office segment and decreased modestly for the retail, multifamily and general contracting and real estate services segments. The decrease in the retail and multifamily segments was due to the revenue and expense discussions above while the decrease in the general contracting and real estate services segment, while notable on a percentage change basis, was not material on a nominal dollar basis. Operating income and margin by segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Change	%
Office real estate
Rental revenues	$6,486	$6,393	$93	1.5%
Property expenses	(1,946)	(1,846)	(100)	5.4

Net operating income	$4,540	$4,547	$(7)	(0.2)%

Operating Margin	70.0%	71.1%
Retail real estate
Rental revenues	$5,005	$5,100	$(95)	(1.9)%
Property expenses	(1,680)	(1,529)	(151)	9.9

Net operating income	$3,325	$3,571	$(246)	(6.9)%

Operating Margin	66.4%	70.0%
Multifamily real estate
Rental revenues	$1,907	$1,894	$13	0.7%
Property expenses	(815)	(668)	(147)	22.0

Net operating income	$1,092	$1,226	$(134)	(10.9)%

Operating Margin	57.3%	64.7%
General Contracting and Real Estate Services
Revenues	$17,956	$14,641	$3,315	22.6%
Expenses	(17,458)	(13,992)	(3,466)	24.8

Net operating income	$498	$649	$(151)	(23.3)%

Operating Margin	2.8%	4.4%

Office Same Store Analysis

The following table shows information for our same store office portfolio, which consists of properties that were owned throughout both periods presented, except for properties that were in lease-up, as noted below. We generally consider a property to be in lease-up until the earlier of (i) the quarter in which the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

	Three Months Ended March 31,		% Change
	2013	2012
	(dollars in thousands)
Rental Revenue	$6,486	$6,393	1.5%
Property Expense	1,946	1,846	5.4%

Segment Profit	$4,540	$4,547	(0.2)%

Retail Same Store Analysis

The following table shows information from our same store retail portfolio, which consists of properties that were owned throughout both periods presented, except for properties that were in lease-up, as noted below. We consider a property to be in lease-up until the earlier of (i) the quarter in which the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

	Three Months Ended March 31,		% Change
	2013(1)	2012(1)
	(dollars in thousands)
Rental Revenue	$4,863	$5,100	(4.7)%
Property Expense	1,614	1,526	5.8

Segment Profit	$3,249	$3,574	(9.1)%

(1)	Excludes Bermuda Crossroads, which is accounted for as an equity method investment, and Tyre Neck, which was in lease-up during the period.

Multifamily Same Store Analysis

The following table shows information for our same store multifamily portfolio, which consists of The Cosmopolitan, the only multifamily property owned throughout both periods presented that was not in lease-up. We generally consider a property to be in lease-up until the earlier of (i) the quarter in which the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

	Three Months Ended March 31,		% Change
	2013(1)	2012(1)
	(dollars in thousands)
Rental Revenue	$1,907	$1,894	0.7%
Property Expense	815	668	22.0

Segment Profit	$1,092	$1,226	(10.9)%

(1)	Excludes Smith’s Landing, which is accounted for as an equity method investment.

Other

Other Income. Other income slightly increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was the result of higher equity method income from Smith’s Landing and the change in the fair value of our interest rate swaps.

Interest Expense. Interest expense decreased approximately $0.2 million, or 5.1%, to approximately $3.9 million for the three months ended March 31, 2013 compared with approximately $4.1 million for the three months ended March 31, 2012. This decrease was primarily the result of refinancing loans on five properties at lower interest rates. This was partially offset by interest on Tyre Neck Harris Teeter that was placed into service on May 8, 2012.

Results From Discontinued Operations. Results from discontinued operations were not significant in either the three months ended March 31, 2013 or 2012. During the three months ended March 31, 2012, we sold one residential condominium property at a nominal gain. We sold our remaining residential condominium properties classified as held-for-sale during the three months ended June 30, 2012.

Net Income

Net income. Net income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 remained steady at approximately $1.9 million. Factors contributing to this stability are discussed above.

Liquidity and Capital Resources

Overview

On May 13, 2013, we completed the IPO and related Formation Transactions. The net proceeds from the IPO to us after deducting the underwriting discount of $15.3 million and offering costs of $11.5 million were approximately $199.2 million of which we used approximately $130.9 million to pay down debt. Concurrently with the closing of the IPO, we closed on a $100 million secured credit facility, which contains an accordion feature that allows us to increase the borrowing capacity under the facility up to $250 million, subject to our satisfaction of certain conditions. As of the date of this filing, we have approximately $25.0 million outstanding on the credit facility. The credit facility was used to fund a portion of the cash consideration payable in connection with the completion of the Formation Transactions, repay existing lines of credit, repay certain debt relating to the projects in our development pipeline and to pay off the debt on two properties totaling approximately $19.0 million. Longer term, we intend to use the credit facility for, among other things, general corporate purposes, including completion of the projects in our identified development pipeline, selective acquisitions and development and redevelopment of properties, working capital and the payment of capital expenses.

We paid down approximately $146.6 million of secured debt and $3.3 million of other debt with proceeds from the IPO and the credit facility which unencumbered nine properties as shown below. Of the nine unencumbered properties, four serve as collateral for the existing credit facility and five are available to add to the borrowing base of the credit facility to increase the borrowing capacity under the accordion feature should we elect to do so (dollars in thousands):

Properties Unencumbered	Debt Repaid
Parkway Marketplace	$5,669
Two Columbus	18,785
Gainsborough Square	9,732
North Pointe – Note 3	9,242
Courthouse 7-Eleven	1,485
Sentara Williamsburg(1)	10,915
Virginia Natural Gas(1)	5,457
Richmond Tower(1)	46,523
Armada Hoffler Tower(1)	38,813

146,621

Other Debt Reduction
Broad Creek – Note 2	$2,697
Oyster Point Participation Loan	643

3,340
Total	$149,961

(1)	Borrowing base collateral for the credit facility.

Short-term liquidity requirements consist primarily of general contractor expenses, operating expenses and other expenditures associated with our properties, dividend payments to our stockholders required to maintain our REIT status, capital expenditures, funding of development projects and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, the net proceeds of the IPO and, if necessary, borrowings available under our credit facility.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 2013, our weighted average annual tenant improvement and leasing commission costs were $15.94 per square foot of leased office space and $16.74 per square foot of leased retail space.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at maturity, general contracting expenses, property development and acquisitions, tenant improvements and capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property development and acquisitions and capital improvements using our credit facility pending long-term financing.

As of the date of this filing, one loan is scheduled to mature prior to December 31, 2013. The loan secured by Main Street Land matures on July 3, 2013. We expect to repay this loan when a construction loan is secured for the Main Street Office and Main Street Apartment development pipeline projects. We have a term sheet for a construction loan from the Bank of America for the Main Street Office and Main Street Apartments of which we expect to close in July 2013.

The loan secured by the Smith’s Landing property, which matures on January 31, 2014, is in the process of being refinanced. On March 29, 2013, we submitted an application to the U.S. Department of Housing and Urban Development to refinance this loan and expect to close this loan in the third quarter of 2013.

We currently are in compliance with all debt covenants in our outstanding indebtedness.

Consolidated Indebtedness

We used net proceeds from the IPO and borrowings under the credit facility to repay approximately $150.0 million of indebtedness. As of March 31, 2013, we have approximately $219.9 million of consolidated long-term secured debt on a pro forma basis (exclusive of approximately $25.0 million outstanding under our credit facility), of which approximately $91.9 million, or approximately 41.6%, is variable rate debt. The following table sets forth information as of March 31, 2013 (on a pro forma basis) to give effect to the application of the net proceeds from the IPO and subsequent borrowings under our credit facility (dollars in thousands):

	Pro Forma Amount Outstanding	Interest Rate(1)	Effective Rate as of March 31, 2013	Maturity Date(2)	Balance at Maturity
Oyster Point	$6,602	5.41%		December 1, 2015	$6,089
One Columbus	14,024	5.31		December 11, 2014	13,542
Broad Creek Shopping Center
Note 1	4,541	LIBOR+3.00	3.20	November 29, 2014	4,454
Note 2	8,337	LIBOR+2.75	2.95	December 7, 2016	7,947
Note 3	3,490	LIBOR+2.75	2.95	December 7, 2016	3,327

	Pro Forma Amount Outstanding		Interest Rate(1)	Effective Rate as of March 31, 2013		Maturity Date(2)	Balance at Maturity
Hanbury Village
Note 1	21,608		6.67			October 11, 2017	20,499
Note 2	4,320		LIBOR+2.75	2.95		February 28, 2015	4,226
Harrisonburg Regal	3,972		6.06			June 8, 2017	3,165
North Point Center
Note 1	10,439		6.45			February 5, 2019	9,333
Note 2	2,890		7.25			September 15, 2015	1,344
Note 4	1,047		5.59			December 1, 2014	1,007
Note 5	719		LIBOR+2.00	2.20	(2)	February 1, 2017	641
Tyre Neck Harris Teeter	2,650		LIBOR+2.75	2.95		June 10, 2014	2,650
249 Central Park Retail	16,021		5.99			September 8, 2016	15,084
South Retail	7,068		5.99			September 8, 2016	6,655
Studio 56 Retail	2,743		3.75			May 7, 2015	2,592
Commerce Street Retail	6,788		LIBOR+3.00	3.20		August 18, 2014	6,694
Fountain Plaza Retail	8,010		5.99			September 8, 2016	7,542
Dick’s at Town Center	8,390		LIBOR+2.75	2.95		October 31, 2017	7,929
The Cosmopolitan	48,151		3.75			July 1, 2051	—
Bermuda Crossroads	10,894	(4)	6.01			January 1, 2014	10,710	(4)
Smith’s Landing	25,020		LIBOR+2.15	2.35		January 31, 2014	24,770
Main Street Land	2,208		LIBOR+2.50	4.00	(3)	July 3, 2013	2,208

	219,932						$162,408
Credit Facility	25,000		LIBOR+1.60-2.20			May 13, 2016	25,000

Total	$244,932						$187,408

(1)	LIBOR rate is determined by individual lenders.
(2)	Subject to an interest rate swap lock.
(3)	Subject to an interest rate floor.
(4)	Principal balance excluding any fair value adjustment that will be recognized upon acquisition.

Annual maturities of notes payable as of March 31, 2013 (on a pro forma basis) are due during the following years:

Year	Amount Due	Percentage of Total
	(In thousands)
2013	$2,208	1%
2014	63,827	34
2015	14,251	8
2016	65,555	35
2017 and thereafter	41,567	22

	$187,408	100%

Credit Facility

As part of our IPO and the related formation transactions, we closed a $100 million senior secured credit facility consistent with the terms outlined in our final prospectus with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, the lead arranger and sole book runner, Regions Bank, syndication agent and PNC Bank, Nation Association, participating lender. The facility has an accordion feature that allows us to increase the borrowing capacity under the facility up to $250 million. As of the date of this filing, approximately $25.0 million is outstanding under this credit facility. This balance was used to fund a portion of the consideration payable in connection with the completion of the formation transactions, to repay existing lines of credit and certain debt relating to the projects in our development pipeline and to pay off the debt on two properties totaling approximately $19.0 million. Longer term, we expect to use borrowings under the credit facility to fund acquisitions and development and redevelopment of properties in our portfolio and for working capital.

Certain of our subsidiaries guaranteed the obligations under the credit facility. Armada Hoffler Tower, Richmond Tower, Virginia Natural Gas and Sentara Williamsburg properties serve as collateral for the credit facility obligations.

The credit facility matures on May 13, 2016 and includes an optional one-year extension (assuming our compliance with applicable covenants and conditions and the payment of a fee equal to 0.25% of the then applicable maximum amount of the credit facility).

The credit facility bears interest, at our option, at a rate equal to either (i) the Eurodollar rate (at our option either one, two, three or six month Eurodollar rate) plus a spread ranging from 1.60% to 2.20% based on our total leverage ratio value ranging from less than 40% to more than 55% or (ii) a base rate plus a spread ranging from 0.60% to 1.20% based on a ratio of total indebtedness to total asset value ranging from less than 40% to more than 55%, where the base rate will fluctuate each day and will equal the highest of (a) the prime rate, (b) the Federal Funds Rate plus 0.5% and (iii) the one month Eurodollar rate plus 1.0%.

In addition to interest owed under the credit facility, we are obligated to pay an annual fee based on the average unused portion of the credit facility. This fee is payable quarterly in arrears and is 0.25% of the amount of the unused portion of the credit facility if amounts borrowed are greater than 50% of the credit facility and 0.30% of the unused portion of the credit facility if amounts borrowed are less than 50% of the credit facility.

The amount available for us to borrow under the credit facility is subject to limitations governed by calculations based on the appraised value and debt yield supported by our properties that will form the borrowing base of the credit facility. The credit agreement requires us to comply with various financial covenants, including:

•	a maximum leverage ratio of 65% as of the last day of each fiscal quarter through December 31, 2014 and 60% as of the last day of each fiscal quarter thereafter;

•

a minimum fixed charge coverage ratio (defined as the ratio of consolidated earnings before interest, taxes, depreciation and amortization for the most recently ended period of four fiscal quarters less the aggregate annual capital expenditure adjustment to consolidated fixed charges) of 1.75x;

•	a minimum tangible net worth equal to at least the sum of 80% of tangible net worth on the closing date of the credit facility plus 75.0% of the net proceeds of any additional equity issuances;

•	a maximum amount of variable rate indebtedness that will not exceed 30% of our total asset value; and

•	a maximum amount of secured recourse indebtedness of 35% of our total asset value.

Our activities are limited to acquiring income producing real estate properties and investments incidental thereto. The negative covenant restricting investments will permit stock acquisitions subject to customary parameters, and include baskets that permit investments in the following types of assets: (i) unimproved land holdings in an aggregate amount not exceeding 5% of our total asset value, (ii) construction in progress in an aggregate amount not exceeding 25% of our total asset value and (iii) unconsolidated affiliates in aggregate amount not exceeding 5% of our total asset value. Investments in these types of assets will not exceed 30% of our total asset value.

In addition to these financial covenants, the credit agreement requires us to comply with various customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions.

Notwithstanding the restriction on our ability to make distributions, we expect the credit facility to allow us to make distributions to the extent that such distributions do not exceed the greater of (1) 100% of our funds from operations through the first anniversary of the closing date of the credit facility plus a portion of the net proceeds of this offering and 95% of funds from operations thereafter or (2) the amount required for us to (a) qualify and maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. If certain events of default exist or would result from a distribution, or if our obligations under the credit facility are accelerated, we may be limited or precluded from making distributions.

Cash Flows

Comparison of the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,		Change	%
	2013	2012
	(dollar in thousands)
Operating Activities	$4,287	$(2,423)	$6,710	276.9%
Investing Activities	(3,182)	(578)	(2,604)	(450.5)
Financing Activities	(6,404)	(6,658)	254	3.8

Net Increase/(Decrease)	$(5,299)	$(9,659)	$4,360	45.1%

Cash and Cash Equivalents, Beginning of Period	$9,400	$13,449
Cash and Cash Equivalents, End of Period	$4,101	$3,790

Net cash provided by operating activities increased approximately $6.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in net cash provided by operating activities was primarily due to increased cash inflows from construction activities.

Net cash used for investing activities was approximately $(3.2) million and $(0.6) million for the three months ended March 31, 2013 and 2012, respectively. The approximate $2.6 million change in net cash used for investing activities resulted principally from increased real estate investments during the three months ended March 31, 2013. In January 2013, we began construction of the Main Street Office Tower and Main Street Apartments, which we expect to complete in July 2014.

Net cash used for financing activities was $(6.4) million and $(6.7) million for the three months ended March 31, 2013 and 2012, respectively. The approximate $0.3 million change in net cash used in financing activities resulted from lower distributions paid to our owners offset by $2.6 million of offering costs paid during the three months ended March 31, 2013.

Non-GAAP Financial Measures

We calculate Funds From Operations (“FFO”) in accordance with the standards established by NAREIT. NAREIT defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table sets forth a reconciliation of FFO for the three months ended March 31, 2013 and 2012 to net income, the most directly comparable GAAP equivalent (in thousands):

	Three Months ended March 31,
	2013	2012
Net income	$1,931	$1,883
Depreciation and amortization	3,159	3,347
Income from real estate joint ventures	(93)	(59)
Depreciation of real estate joint ventures	86	85

Funds from operations	$5,083	$5,256

The following table sets forth a reconciliation of pro forma FFO for the three months ended March 31, 2013 to pro forma net income (in thousands):

Three Months ended March 31, 2013
Pro forma net income	$2,720
Pro forma depreciation and amortization	3,777

Pro forma funds from operations	$6,497

Pro forma per share funds from operations	$0.20

Pro forma weighted average common shares – diluted	32,223

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Predecessor’s historical combined financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon current available information. Actual results could differ from these estimates.

We believe the following accounting policies and estimates are the most critical to understanding our reported financial results as their effect on our financial condition and results of operations is material.

Revenue Recognition

Rental Revenues

We lease our properties under operating leases and recognize base rents on a straight-line basis over the lease term. We also recognize revenue from tenant recoveries, through which tenants reimburse us for expenses paid by us such as utilities, janitorial, repairs and maintenance, security and alarm, parking lot and grounds, general and administrative, management fees, insurance and real estate taxes, on an accrual basis. Our rental revenues are reduced by the amount of any lease incentives on a straight-line basis over the term of the applicable lease. We include a renewal period in the lease term only if it appears at lease inception that the renewal is reasonably assured. We begin recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. We maintain control of the physical use of the property under lease if we serve as the general contractor for the tenant. Rental revenue is recognized subject to management’s evaluation of tenant credit risk.

General Contracting and Real Estate Services Revenues

We recognize revenue on construction contracts using the percentage-of-completion method. Using this method, we recognize revenue and an estimated profit as construction contract costs are incurred based on the proportion of incurred costs to total estimated costs under the contract. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which they are determined. We include profit incentives in revenues when their realization is probable and the amount can be reasonably estimated. General contracting and real estate services revenue is recognized subject to management’s evaluation of customer credit risk.

Allowance for Doubtful Accounts

We are subject to tenant defaults and bankruptcies that could affect our collection of accounts receivable. We recognize a provision for losses on accounts receivable representing our best estimate of uncollectible amounts. Our evaluation of the collectability of accounts receivable and the adequacy of the allowance is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. As a matter of policy, we reserve all accounts receivable over 90 days outstanding. For any tenants with rents receivable over 90 days outstanding, we also reserve any related accrued straight-line rental revenue. We recognize additional reserves for more current amounts, as applicable, where we have determined that collectability is doubtful. The extended collection period for accrued straight-line rental revenue along with our evaluation of tenant credit risk may result in the non-recognition of all or a portion of straight-line rental revenue until the collection of such revenue is reasonably assured.

Real Estate Project Costs

We capitalize direct and certain indirect costs clearly associated with the development, construction, leasing or expansion of our real estate assets. Capitalized project costs include direct material, labor, subcontract costs, real estate taxes, insurance, utilities, ground rent, interest on borrowing obligations and salaries and related personnel costs.

We capitalize direct and indirect project costs associated with the initial construction of a property up to the time the property is substantially complete and ready for its intended use. We believe the completion of the building shell is the proper basis for determining substantial completion.

We also capitalize direct and indirect costs, including interest costs, on vacant space during extended lease-up periods after construction of the building shell has been completed if costs are being incurred to prepare the vacant space for its intended use. If costs and activities incurred to prepare the vacant space for its intended use cease, then cost capitalization is also discontinued until such activities are resumed. Once necessary work has been completed on a vacant space, project costs are no longer capitalized. In addition, all leasing commissions paid to third parties for new leases or lease renewals are capitalized.

We depreciate buildings on a straight-line basis over 39 years and tenant improvements over the shorter of their estimated useful lives or the term of the related lease.

Real Estate Impairment

We evaluate our real estate assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, we compare the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. Our estimate of the expected future cash flows attributable to a real estate asset is based upon, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, tenant improvements, leasing commissions, tenant concessions and assumptions regarding the residual value of our properties. If the carrying amount of a real estate asset exceeds its associated undiscounted expected future cash flows, we recognize an impairment loss to reduce the carrying amount of the real estate asset to its fair value based on marketplace participant assumptions.

Adoption of New or Revised Accounting Standards

As an emerging growth company under the JOBS Act, we can elect to adopt new or revised accounting standards as they are effective for private companies. However, we have elected to opt out of such extended transition period. Therefore, we will adopt new or revised accounting standards as they are effective for public companies. This election is irrevocable.

Inflation

Substantially all of our office and retail leases provide for the recovery of increases in real estate taxes and operating expenses. In addition, substantially all of the leases provide for annual rent increases. We believe that inflationary increases may be offset in part by the contractual rent increases and expense escalations described above. In addition, our multifamily leases generally have lease terms ranging from 7 to 15 months with a majority having 12-month lease terms allowing negotiation of rental rates at term end which we believe reduces our exposure to the effects of inflation.

Off-Balance Sheet Arrangements

Other than the items disclosed above under the heading “Consolidated Indebtedness” we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is daily LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis, we also use derivative financial instruments to manage interest rate risk. We do not use these derivatives for trading or other speculative purposes. We have not designated any of our derivatives as hedges for accounting purposes.

At March 31, 2013, we were party to three interest rate derivatives, with a total notional amount of $21.0 million. At March 31, 2013, after giving effect to our interest rate swap derivatives, approximately $208.3 million, or 62.5%, of our debt had fixed interest rates and approximately $124.7 million, or 37.5%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0% our cash flow would decrease by approximately $1.25 million per year. At March 31, 2013, LIBOR was approximately 20 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points our cash flow would increase by approximately $0.3 million per year.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2013, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to us. We may be subject to on-going litigation relating to our portfolio and the properties comprising our portfolio, and we expect to otherwise be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our registration statement on Form S-11 filed with the SEC on March 26, 2013, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2013, in connection with the Formation Transactions, we issued to the prior investors in our properties and aggregate of 32,223,069 common units of limited partnership interest in our Operating Partnership (“Common Units”) with an aggregate value of approximately $370.6 million. The issuance of such units was effected in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D of the Securities Act. Pursuant to the partnership agreement of our Operating Partnership, limited partners of our Operating Partnership will have the right, commencing one year from the date of issuance of such units, to require our Operating Partnership to redeem part or all of their Common Units for cash equal to the then-current market value of an equal number of shares of our common stock, or, at our election, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter.

On May 13, 2013, we closed the IPO, pursuant to which we sold 16,525,000 shares of our common stock to the public at a public offering price of $11.50 per share. On May 21, 2013, the underwriters of our initial public offering exercised their option in full to purchase an additional 2,478,750 shares of our common stock from us at the public offering price, less the underwriting discount. We raised approximately $218.5 million in gross proceeds, resulting in net proceeds to us of approximately $195.8 million after deducting approximately $15.3 million in underwriting discounts and approximately $7.4 million in other expenses relating to the initial public offering.

All of the 19,0003,750 shares were sold pursuant to (i) our registration statement on Form S-11, as amended (File No. 333-187513), that was declared effective by the SEC on May 7, 2013 and (ii) our immediately effective registration statement on Form S-11 (File No. 333-188422) filed with the SEC on May 8, 2013 pursuant to Rule 462(b) of the Securities Act. Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the offering and as representatives of the underwriters.

We contributed the net proceeds of the IPO to our Operating Partnership in exchange for Common Units, and our Operating Partnership used the net proceeds received from us as described below:

•	approximately $150.5 million to repay outstanding indebtedness, including exit fees, defeasance costs and assumption costs of approximately $0.5 million and

•

approximately $44.0 million as partial consideration for the equity interests in the entities comprising our Predecessor that we acquired from prior investors in connection with the Formation Transactions.

We intend to use the remainder of the proceeds from the IPO for general corporate purposes, including working capital, future acquisitions, transfer taxes and, potentially, paying distributions. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus we filed with the SEC pursuant to Rule 424(b) of the Securities Act on May 9, 2013.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Daniel A. Hoffler, dated as of February 11, 2013

10.2(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and A. Russell Kirk, dated as of February 12, 2013

10.3(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Louis S. Haddad, dated as of February 11, 2013

10.4(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Anthony P. Nero, dated as of February 12, 2013

10.5(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Eric E. Apperson, dated as of February 11, 2013

10.6(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Michael P. O’Hara, dated as of February 11, 2013

10.7(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and John C. Davis, dated as of February 11, 2013

10.8(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Alan R. Hunt, dated as of February 11, 2013

10.9(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Shelly R. Hampton, dated as of February 11, 2013

10.10(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and William Christopher Harvey, dated as of February 11, 2013

10.11(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Eric L. Smith, dated as of February 12, 2013

10.12(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and John E. Babb, dated as of January 31, 2013

10.13(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Rickard E. Burnell, dated as of February 12, 2013

10.14(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and A/H TWA Associates, L.L.C., dated as of February 16, 2013

10.15(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and RMJ Kirk Fortune Bay, L.L.C., dated as of February 16, 2013

10.16(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Kirk Gainsborough, L.L.C., dated as of February 16, 2013

10.17(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Chris A. Sanders, dated as of January 25, 2013

10.18(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Allen O. Keene, dated as of January 21, 2013

10.19(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Bruce G. Ford, dated as of January 31, 2013

10.20(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and DIAN, LLC, dated as of January 28, 2013

10.21(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Compson of Richmond, L.C., Thomas Comparato and Lindsey Smith Comparato, dated as of January 31, 2013

10.22(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Bruce Smith Enterprises, LLC and Bruce B. Smith, dated as of January 31, 2013

10.23(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Steyn, LLC, dated as of January 31, 2013

10.24(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and D&F Beach, L.L.C., dated as of February 1, 2013

10.25(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and DF Smith’s Landing, LLC, dated as of January 31, 2013

10.26(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Spratley Family Holdings, L.L.C., dated as of January 22, 2013

10.27(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Columbus One, LLC, DP Columbus Two, LLC, City Center Associates, LLC, TC Block 7 Partners LLC, TC Block 12 Partners LLC, TC Block 3 Partners LLC, TC Block 6 Partners LLC, TC Block 8 Partners LLC, TC Block 11 Partners LLC and TC Apartment Partners, LLC, dated as of February 1, 2013

10.28(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Oyster Point Investors, L.P., dated as of February 11, 2013

15.1*	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated herein by reference to Armada Hoffler Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-187513), originally filed with the Securities and Exchange Commission on March 26, 2013

*	Filed herewith
**	Furnished herewith
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: June 20, 2013	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer (Principal Executive Officer)

Date: June 20, 2013	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Daniel A. Hoffler, dated as of February 11, 2013

10.2(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and A. Russell Kirk, dated as of February 12, 2013

10.3(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Louis S. Haddad, dated as of February 11, 2013

10.4(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Anthony P. Nero, dated as of February 12, 2013

10.5(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Eric E. Apperson, dated as of February 11, 2013

10.6(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Michael P. O’Hara, dated as of February 11, 2013

10.7(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and John C. Davis, dated as of February 11, 2013

10.8(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Alan R. Hunt, dated as of February 11, 2013

10.9(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Shelly R. Hampton, dated as of February 11, 2013

10.10(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and William Christopher Harvey, dated as of February 11, 2013

10.11(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Eric L. Smith, dated as of February 12, 2013

10.12(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and John E. Babb, dated as of January 31, 2013

10.13(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Rickard E. Burnell, dated as of February 12, 2013

10.14(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and A/H TWA Associates, L.L.C., dated as of February 16, 2013

10.15(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and RMJ Kirk Fortune Bay, L.L.C., dated as of February 16, 2013

10.16(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Kirk Gainsborough, L.L.C., dated as of February 16, 2013

10.17(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Chris A. Sanders, dated as of January 25, 2013

10.18(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Allen O. Keene, dated as of January 21, 2013

10.19(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Bruce G. Ford, dated as of January 31, 2013

10.20(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and DIAN, LLC, dated as of January 28, 2013

10.21(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Compson of Richmond, L.C., Thomas Comparato and Lindsey Smith Comparato, dated as of January 31, 2013

10.22(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Bruce Smith Enterprises, LLC and Bruce B. Smith, dated as of January 31, 2013

10.23(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Steyn, LLC, dated as of January 31, 2013

10.24(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and D&F Beach, L.L.C., dated as of February 1, 2013

10.25(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and DF Smith’s Landing, LLC, dated as of January 31, 2013

10.26(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Spratley Family Holdings, L.L.C., dated as of January 22, 2013

10.27(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Columbus One, LLC, DP Columbus Two, LLC, City Center Associates, LLC, TC Block 7 Partners LLC, TC Block 12 Partners LLC, TC Block 3 Partners LLC, TC Block 6 Partners LLC, TC Block 8 Partners LLC, TC Block 11 Partners LLC and TC Apartment Partners, LLC, dated as of February 1, 2013

10.28(1)	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Oyster Point Investors, L.P., dated as of February 11, 2013

15.1*	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated herein by reference to Armada Hoffler Properties, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-187513), originally filed with the Securities and Exchange Commission on March 26, 2013

*	Filed herewith
**	Furnished herewith
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.