Form 10-Q
period 2013-06-30
Armada Hoffler Properties, Inc.
filed 2013-08-14
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of Registrant’s common shares outstanding on August 8, 2013 was 19,163,705.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. Financial Information

Item 1.	Financial Statements

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Balance Sheets

(In Thousands, except par value and share data)

	JUNE 30, 2013	PREDECESSOR DECEMBER 31, 2012
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$403,296	$350,814
Held for development	4,733	3,926
Construction in progress	12,258	—

	420,287	354,740
Accumulated depreciation	(98,612)	(92,454)

Net real estate investments	321,675	262,286
Cash and cash equivalents	14,737	9,400
Restricted cash	3,117	3,725
Accounts receivable, net	17,509	17,423
Construction receivables, including retentions	17,511	10,490
Construction contract costs and estimated earnings in excess of billings	901	1,206
Due from affiliates	—	5,719
Other assets	23,857	21,564

Total Assets	$399,307	$331,813

LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$244,336	$334,438
Participating note	—	643
Accounts payable and accrued liabilities	8,060	2,478
Construction payables, including retentions	17,512	17,369
Billings in excess of construction contract costs and estimated earnings	3,258	4,236
Due to affiliates	—	3,597
Due to related parties	1,599	—
Other liabilities	12,991	10,393

Total Liabilities	$287,756	$373,154
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 19,163,705 shares issued and outstanding as of June 30, 2013	192	—
Additional paid-in capital	767	—
Distributions in excess of earnings	(43,934)	—
Predecessor deficit	—	(41,341)

Total stockholders’ and predecessor deficit	(42,975)	(41,341)
Noncontrolling interests	154,526	—

Total Equity	111,551	(41,341)

Total Liabilities and Equity	$399,307	$331,813

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statements of Income

(In Thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Revenues
Rental revenues	$14,231	$13,609	$27,629	$26,996
General contracting and real estate services revenues	23,291	12,383	41,247	27,024

Total revenues	37,522	25,992	68,876	54,020

Expenses
Rental expenses	3,399	2,944	6,628	5,808
Real estate taxes	1,248	1,209	2,460	2,392
General contracting and real estate services expenses	22,503	11,501	39,961	25,493
Depreciation and amortization	4,020	3,232	7,179	6,579
General and administrative expenses	2,857	954	3,574	1,788
Impairment charges	533	—	533	—

Total expenses	34,560	19,840	60,335	42,060

Operating income	2,962	6,152	8,541	11,960
Interest expense	(3,289)	(4,217)	(7,204)	(8,344)
Loss on extinguishment of debt	(1,125)	—	(1,125)	—
Gain on acquisitions	9,460	—	9,460	—
Other income	185	164	452	387

Income before taxes	8,193	2,099	10,124	4,003
Income tax benefit	211	—	211	—

Income from continuing operations	8,404	2,099	10,335	4,003
Discontinued operations:
Loss from discontinued operations	—	(9)	—	(35)
Gain on sale of real estate	—	20	—	25

Income (loss) from discontinued operations	—	11	—	(10)

Net income	8,404	$2,110	10,335	$3,993

Net income attributable to Predecessor	(89)		(2,020)
Net income attributable to noncontrolling interests	(3,429)		(3,429)

Net income attributable to stockholders	$4,886		$4,886

Net income per share:
Basic and diluted	$0.26		$0.26

Weighted-average outstanding:
Common shares	18,605		18,605
Common units	13,059		13,059

Basic and diluted	31,664		31,664

Dividends declared per common share and unit	$0.08		$0.08

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statement of Equity

(In Thousands, except share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid- in capital	Distributions in excess of earnings	Predecessor deficit	Total stockholders’ and Predecessor deficit	Noncontrolling interests	Total equity
Predecessor
Balance, January 1, 2013	—	$—	$—	$—	$(41,341)	$(41,341)	$—	$(41,341)
Net income	—	—	—	—	2,020	2,020	—	2,020
Contributions	—	—	—	—	2,218	2,218	—	2,218
Distributions	—	—	—	—	(12,399)	(12,399)	—	(12,399)

Balance, May 12, 2013	—	—	—	—	(49,502)	(49,502)	—	(49,502)
Armada Hoffler Properties, Inc.
Net proceeds from sale of common stock	19,003,750	190	191,993	—	—	192,183	—	192,183
Formation Transactions	—	—	(191,993)	(47,287)	49,502	(189,778)	152,142	(37,636)
Restricted stock award grants	159,955	2	(2)	—	—	—	—	—
Vesting of restricted stock awards	—	—	769	—	—	769	—	769
Dividends declared	—	—	—	(1,533)	—	(1,533)	(1,045)	(2,578)
Net income	—	—	—	4,886	—	4,886	3,429	8,315

Balance, June 30, 2013	19,163,705	$192	$767	$(43,934)	$—	$(42,975)	$154,526	$111,551

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statements of Cash Flows

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$10,335	$3,993
Loss from discontinued operations	—	10

Income from continuing operations	10,335	4,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	6,175	5,893
Amortization of deferred leasing costs and in-place lease intangibles	1,004	686
Accrued straight-line rental revenue	(541)	(943)
Amortization of lease incentives and above or below-market rents	383	353
Accrued straight-line ground rent expense	176	163
Bad debt expense	117	48
Non-cash stock compensation	769	—
Impairment charges	533	—
Non-cash interest expense	337	296
Non-cash loss on extinguishment of debt	508	—
Gain on acquisitions	(9,460)	—
Change in the fair value of derivatives	(156)	(221)
Income from real estate joint ventures	(210)	(71)
Changes in operating assets and liabilities:
Property assets	6,269	(450)
Property liabilities	(1,636)	213
Construction assets	(6,716)	3,239
Construction liabilities	(1,037)	(6,570)

Net cash provided by continuing operations	6,850	6,639
Net cash used for discontinued operations	—	(34)

Net cash provided by operating activities	6,850	6,605

INVESTING ACTIVITIES
Development of real estate investments	(10,734)	(636)
Second generation tenant and building improvements	(1,710)	(1,101)
Acquisitions of real estate investments, net of cash acquired	(2,106)	—
Decrease in restricted cash	274	115
Contributions to real estate joint ventures	(81)	—
Return of capital from real estate joint ventures	511	180
Deferred leasing costs	(244)	(330)
Leasing incentives	(243)	—

Net cash used for continuing operations	(14,333)	(1,772)
Net cash provided by discontinued operations	—	497

Net cash used for investing activities	(14,333)	(1,275)

FINANCING ACTIVITIES
Proceeds from sale of common stock	203,245	—
Offering costs	(5,662)	—
Formation Transactions	(47,221)	—
Debt issuances and credit facility borrowings	42,700	12,977
Debt and credit facility payments, including principal amortization	(167,710)	(17,137)
Debt issuance costs	(1,823)	(211)
Contributions to Predecessor	2,218	1,742
Distributions from Predecessor	(12,927)	(8,629)

Net cash provided by (used for) continuing operations	12,820	(11,258)
Net cash provided by discontinued operations	—	—

Net cash provided by (used for) financing activities	12,820	(11,258)

Net increase (decrease) in cash and cash equivalents	5,337	(5,928)
Cash and cash equivalents, beginning of period	9,400	13,449

Cash and cash equivalents, end of period	$14,737	$7,521

Supplemental cash flow information:
Cash paid for interest	$7,491	$8,199

Decrease in distributions payable	$(528)	$(825)

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Notes to Condensed Consolidated and Combined Financial Statements

(Unaudited)

1.	Business and Organization

Armada Hoffler Properties, Inc. (the “Company”) is the sole general partner of Armada Hoffler, L.P. (the “Operating Partnership”). The operations of the Company are carried on primarily through the Operating Partnership and wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) and certain related formation transactions (the “Formation Transactions”) on May 13, 2013.

Armada Hoffler Properties, Inc. Predecessor (the “Predecessor”) is not a single legal entity, but rather a combination of real estate and construction entities. The Predecessor is engaged in the development, construction, ownership and management of office, retail and multifamily properties in markets throughout the Mid-Atlantic United States. The entities comprising the Predecessor include (i) the property development and asset management businesses of Armada Hoffler Holding Company, Inc. (“AH Holding”), (ii) the general commercial construction businesses of Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia (collectively, “AH Construction”), (iii) controlling interests in entities that own 22 properties (seven office, 14 retail and one multifamily), (iv) controlling interests in entities undertaking the development of six properties (two office, two retail and two multifamily, collectively the “Development Pipeline”) and (v) non-controlling interests in entities that own one retail property and one multifamily property (collectively, the “Non-controlled Entities”). AH Holding, AH Construction, the controlling interests in the 22 real estate properties and the controlling interests in the Development Pipeline are referred to as the Controlled Entities. The Controlled Entities were under common ownership by their individual partners, members and stockholders and under common control by Daniel A. Hoffler. Mr. Hoffler had the ability to control each of the Controlled Entities as the primary beneficiary, the majority vote holder or through his interest as a general partner or managing member. The financial position and results of operations of the Controlled Entities have been combined in the Predecessor financial statements. The Predecessor accounted for its investments in the Non-controlled Entities under the equity method of accounting.

Controlled Entities (Combined by the Predecessor)

Office Properties	Location
Armada Hoffler Tower	Virginia Beach, VA
Richmond Tower	Richmond, VA
One Columbus	Virginia Beach, VA
Two Columbus	Virginia Beach, VA
Oyster Point	Newport News, VA
Virginia Natural Gas	Virginia Beach, VA
Sentara Williamsburg	Williamsburg, VA

Retail Properties	Location
249 Central Park Retail	Virginia Beach, VA
South Retail	Virginia Beach, VA
Studio 56 Retail	Virginia Beach, VA
Commerce Street Retail	Virginia Beach, VA
Fountain Plaza Retail	Virginia Beach, VA
Dick’s at Town Center	Virginia Beach, VA
Broad Creek Shopping Center	Norfolk, VA
North Point Center	Durham, NC
Hanbury Village	Chesapeake, VA
Gainsborough Square	Chesapeake, VA
Parkway Marketplace	Virginia Beach, VA
Harrisonburg Regal	Harrisonburg, VA
Courthouse 7-Eleven	Virginia Beach, VA
Tyre Neck Harris Teeter	Portsmouth, VA

Multifamily Property	Location
The Cosmopolitan	Virginia Beach, VA

Development Pipeline	Location
Main Street Office Tower	Virginia Beach, VA
Main Street Apartments	Virginia Beach, VA
Jackson Street Apartments	Durham, NC
Sandbridge Commons	Virginia Beach,VA
Brooks Crossing	Newport News, VA
Greentree Shopping Center	Chesapeake, VA

General Contracting and Real Estate Services
AH Holding	AH Construction

Non-controlled Entities (Accounted for under the equity method by the Predecessor)

Retail Property	Location
Bermuda Crossroads	Chester, VA

Multifamily Property	Location
Smith’s Landing	Blacksburg, VA

Initial Public Offering and Formation Transactions

On May 13, 2013, the Company completed the IPO of 16,525,000 shares of common stock priced at $11.50 per share. On May 22, 2013, the underwriters of the IPO exercised their overallotment option in full to purchase an additional 2,478,750 shares at the IPO price of $11.50 per share. Proceeds from the IPO to the Company after deducting the underwriting discount were approximately $203.2 million. The common shares are listed on the New York Stock Exchange under the symbol “AHH” and began trading on May 8, 2013. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for common units in the Operating Partnership. The Operating Partnership repaid approximately $150.0 million of outstanding indebtedness and paid approximately $47.2 million as partial consideration to prior investors in connection with the Formation Transactions.

Pursuant to the Formation Transactions, the Operating Partnership (i) acquired 100% of the interests in the Controlled Entities and the Non-controlled Entities, (ii) succeeded to the ongoing construction and development businesses of AH Holding and AH Construction, (iii) assumed asset management of certain of the properties acquired from the Predecessor, (iv) succeeded to the third party asset management business of AH Holding, (v) succeeded to the development projects in the Predecessor’s development pipeline, (vi) received options to acquire nine parcels of developable land from the Predecessor and (vii) entered into a contribution agreement to acquire a 197-unit multifamily property that is currently under development, upon satisfaction of certain conditions and transferability restrictions, including completion of the project’s construction by AH Construction.

The Company accounted for the contribution or acquisition of interests in the Controlled Entities as transactions among entities under common control because Mr. Hoffler had the ability to control each of the Controlled Entities as previously described. As a result, the contribution or acquisition of interests in each of the Controlled Entities was accounted for at the Predecessor’s historical cost. The acquisitions of interests in the Non-controlled Entities were accounted for as purchases at fair value under the acquisition method of accounting.

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

Because of the timing of the IPO and the Formation Transactions, the Company’s financial condition as of December 31, 2012 and results of operations for the three and six months ended June 30, 2012 reflect the financial condition and results of operations of the Predecessor. The Company’s results of operations for the three and six months ended June 30, 2013 reflect the results of operations of the Predecessor together with the Company, while the financial condition as of June 30, 2013 reflects solely the Company. References in these notes to condensed consolidated and combined financial statements to “Armada Hoffler” signify the Company for the period after the completion of the IPO and the Formation Transactions on May 13, 2013 and the Predecessor for all prior periods.

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust for federal income tax purposes commencing with the taxable year ending December 31, 2013.

Pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company qualifies as an emerging growth company (“EGC”). An EGC may choose to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the FASB or the Securities and Exchange Commission (the “SEC”). The Company has elected to opt out of such extended transition period. This election is irrevocable.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Combination and Basis of Presentation

The accompanying consolidated and combined financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial position and results of operations of the Company, the Operating Partnership and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The financial position and results of operations of the entities comprising the Predecessor have been combined because they were under the common control of Mr. Hoffler and under the common management by Armada Hoffler. All significant intercompany transactions and balances have been eliminated in combination. In the opinion of management, the consolidated and combined financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

The accompanying consolidated and combined financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited combined financial statements for the year ended December 31, 2012, included in the Company’s final prospectus dated May 7, 2013 (SEC File No. 333-187513).

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

Significant Accounting Policies

The accompanying consolidated and combined financial statements were prepared using the accounting principles described in the Company’s final prospectus dated May 7, 2013 (SEC File No. 333-187513).

Income Taxes

For periods prior to the completion of the IPO and the Formation Transactions on May 13, 2013, no provision was made for U.S. federal, state or local income taxes because profits and losses of the Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts.

For periods subsequent to the completion of the IPO and the Formation Transactions, the taxable REIT subsidiaries (“TRS”) of the Operating Partnership are subject to federal, state and local corporate income taxes. The Operating Partnership conducts its development and construction businesses through the TRS. The related income tax provision or benefit attributable to the profits or losses of the TRS is reflected in the consolidated and combined financial statements.

The Company uses the liability method of accounting for deferred income tax in accordance with GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on the Company’s deferred tax assets when it is more likely than not that such assets will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative is evaluated. Items considered in this analysis include the ability to carryback losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings.

Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. Management analyzes its tax filing positions in the U.S. federal, state and local jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions. If, based on this analysis, management determines that uncertainties in tax positions exist, a liability is established. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction to the provision for income taxes.

Noncontrolling Interests

Upon completion of the IPO and the Formation Transactions, the Operating Partnership issued 13,059,365 common units of limited partnership interest to the Predecessor’s prior investors as partial consideration for the contribution of their interests in the Predecessor to the Operating Partnership, which the Company recognized at fair value. Noncontrolling interests in the Company represent common units of the Operating Partnership held by the Predecessor’s prior investors. As of June 30, 2013, the Company held a 59.5% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership.

Holders of common units may not transfer their units without the Company’s prior consent, as general partner of the Operating Partnership. Beginning on the first anniversary of the completion of the IPO and the Formation Transactions, common unitholders may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock at the time of redemption or, at the Company’s option and sole discretion, for shares of common stock on a one-for-one basis. Accordingly, the Company presents the common units of the Operating Partnership held by the Predecessor’s prior investors as noncontrolling interests within equity in the consolidated balance sheet.

Dividends

On June 19, 2013, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on July 11, 2013 to common shareholders and common unitholders of record on July 1, 2013. On July 11, 2013, the Company paid $1.5 million in dividends to common shareholders and $1.1 million to common unitholders. The $2.6 million dividend payable as of June 30, 2013 is presented within other liabilities in the condensed consolidated balance sheet.

Net Income Per Share

The Company calculates net income per share based upon the weighted average shares outstanding during the period beginning May 13, 2013. Diluted net income per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were no potential dilutive shares outstanding during the three or six months ended June 30, 2013. As a result, basic and diluted outstanding shares were the same.

3.	Segments

Segment information is prepared on the same basis that Armada Hoffler’s management reviews information for operational decision making purposes. Management evaluates the performance of each of Armada Hoffler’s properties individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. Armada Hoffler operates in four business segments (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services. Armada Hoffler’s office properties provide office space for various types of businesses and professions. Armada Hoffler’s retail properties are a diverse mix of (i) retail shopping centers typically anchored by large, nationally recognized tenants, (ii) retail centers located in the Virginia Beach Town Center and (iii) single-tenant properties. Armada Hoffler’s multifamily residential properties provide rental housing in Virginia Beach, VA and Blacksburg, VA. Armada Hoffler’s general contracting and real estate services business develops and builds properties for its own account and also provides construction and development services to related parties and third-party clients.

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

Net operating income of Armada Hoffler’s reportable segments for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Office real estate
Rental revenues	$6,420	$6,566	$12,906	$12,959
Property expenses	(1,940)	(1,804)	(3,886)	(3,650)

Segment net operating income	4,480	4,762	9,020	9,309

Retail real estate
Rental revenues	5,383	5,187	10,388	10,287
Property expenses	(1,629)	(1,477)	(3,309)	(3,006)

Segment net operating income	3,754	3,710	7,079	7,281
Multifamily residential real estate
Rental revenues	2,428	1,856	4,335	3,750
Property expenses	(1,078)	(839)	(1,893)	(1,507)

Segment net operating income	1,350	1,017	2,442	2,243

General contracting and real estate services
Segment revenues	23,291	12,383	41,247	27,024
Segment expenses	(22,503)	(11,501)	(39,961)	(25,493)

Segment net operating income	788	882	1,286	1,531

Other	—	(33)	—	(37)

Net operating income	$10,372	$10,338	$19,827	$20,327

General contracting and real estate services revenues for the three and six months ended June 30, 2013 exclude revenue related to intercompany construction contracts of approximately $3.7 million and $5.7 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2013 exclude expenses related to intercompany construction contracts of approximately $3.6 million and $5.6 million, respectively.

General contracting and real estate services revenues for the three and six months ended June 30, 2012 exclude revenue related to intercompany construction contracts of approximately $0.4 million and $0.8 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2012 exclude expenses related to intercompany construction contracts of approximately $0.4 million and $0.8 million, respectively.

The following table reconciles net operating income to net income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net operating income	$10,372	$10,338	$19,827	$20,327
Depreciation and amortization	(4,020)	(3,232)	(7,179)	(6,579)
General and administrative expenses	(2,857)	(954)	(3,574)	(1,788)
Impairment charges	(533)	—	(533)	—
Interest expense	(3,289)	(4,217)	(7,204)	(8,344)
Loss on extinguishment of debt	(1,125)	—	(1,125)	—
Gain on acquisitions	9,460	—	9,460	—
Other income	185	164	452	387
Results from discontinued operations	—	11	—	(10)
Income tax benefit	211	—	211	—

Net income	$8,404	$2,110	$10,335	$3,993

General and administrative expenses represent costs not directly associated with the operation and management of Armada Hoffler’s real estate properties. General and administrative expenses include office personnel salaries and benefits, bank fees, accounting fees and other office expenses. For the three and six months ended June 30, 2013, general and administrative expenses include $0.8 million of non-cash stock compensation.

During the three and six months ended June 30, 2013, the Company recognized a $0.5 million impairment representing unamortized leasing assets related to two vacated retail tenants.

Rental revenues of Armada Hoffler’s reportable segments for the three and six months ended June 30, 2013 and 2012 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Minimum rents
Office	$6,105	$5,944	$12,205	$11,947
Retail	4,609	4,366	8,974	8,696
Multifamily	2,063	1,603	3,690	3,193
Percentage rents(1)
Office	—	—	104	109
Retail	29	31	53	56
Multifamily	21	25	63	63
Other(2)
Office	315	622	597	903
Retail	745	790	1,361	1,535
Multifamily	344	228	582	494

Rental revenues	$14,231	$13,609	$27,629	$26,996

(1)	Percentage rents are based on tenants’ sales.
(2)	Other rental revenue includes cost reimbursements for real estate taxes, property insurance and common area maintenance as well as termination fees.

Property expenses of Armada Hoffler’s reportable segments for the three and six months ended June 30, 2013 and 2012 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Rental expenses
Office	$1,400	$1,261	$2,805	$2,563
Retail	1,143	1,029	2,363	2,105
Multifamily	856	653	1,460	1,135
Other	—	1	—	5

Total	$3,399	$2,944	$6,628	$5,808

Real estate taxes
Office	$540	$543	$1,081	$1,087
Retail	486	448	946	901
Multifamily	222	186	433	372
Other	—	32	—	32

Total	$1,248	$1,209	$2,460	$2,392

Property expenses	$4,647	$4,153	$9,088	$8,200

Rental expenses represent costs directly associated with the operation and management of Armada Hoffler’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance and utilities.

4.	Real Estate Investments

Armada Hoffler’s real estate investments comprised the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)
Land	$32,217	$24,511
Land improvements	12,544	11,543
Buildings and improvements	363,015	316,596
Development costs	2,089	2,090
Construction in progress	10,422	—

	420,287	354,740

Accumulated depreciation	(98,612)	(92,454)

Net real estate investments	$321,675	$262,286

As of June 30, 2013 and December 31, 2012, land includes $1.8 million related to the Main Street development project.

In January 2013 Armada Hoffler began construction on the Main Street Office Tower and Main Street Apartments, which Armada Hoffler expects to place into service in July 2014. Development and construction costs capitalized in connection with the Main Street Office Tower and Main Street Apartments are presented as construction in progress as of June 30, 2013.

As discussed in Notes 1 and 9, the Operating Partnership acquired a controlling interest in Bermuda Crossroads and Smith’s Landing on May 13, 2013.

On June 4, 2013, Armada Hoffler purchased the Jackson Street Apartments land for $2.6 million.

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

The Company recognized a $1.1 million loss on extinguishment of debt representing $0.6 million of fees and $0.5 million of unamortized debt issuance costs.

As discussed in Note 1, upon completion of the IPO, the Operating Partnership borrowed $40.0 million under the revolving credit facility to fund a portion of the consideration payable in connection with the completion of the Formation Transactions, repay existing lines of credit and certain debt relating to the projects in the Company’s development pipeline and repay existing indebtedness relating to certain properties acquired in connection with the Formation Transactions. The Operating Partnership incurred approximately $1.8 million of costs in connection with the revolving credit facility. In June 2013, the Operating Partnership repaid $15.0 million on the revolving credit facility. Armada Hoffler Tower, Richmond Tower, Virginia Natural Gas and Sentara Williamsburg collectively serve as the borrowing base collateral for the revolving credit facility. The revolving credit facility bears interest between LIBOR plus 1.60% and LIBOR plus 2.20%. As of June 30, 2013, the interest rate on the revolving credit facility was 2.39%.

Subsequent to June 30, 2013:

On July 3, 2013 the Company repaid the Main Street Land loan. On July 30, 2013, the Company closed on a $63.0 million construction loan to fund the Main Street development project. The construction loan bears interest at LIBOR plus 1.95% and matures on January 30, 2017.

On July 16, 2013, the Operating Partnership borrowed an additional $15.0 million under the revolving credit facility and defeased the One Columbus loan on July 17, 2013 for $14.9 million, including costs of $1.0 million.

6.	Derivative Financial Instruments

Armada Hoffler may enter into interest rate derivatives to manage exposure to interest rate risks. Armada Hoffler does not use derivative financial instruments for trading or speculative purposes and has not designated any of its derivatives as hedges for accounting purposes. As a result, changes in the fair value of derivatives are recognized currently within other income in the consolidated and combined statements of operations.

Armada Hoffler’s derivatives comprised the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Gain	Loss		Gain	Loss
Pay fixed interest rate swaps	$714	$—	$(16)	$11,721	$—	$(239)
Interest rate cap	9,242	13	—	9,356	9	—

Total	$9,956	$13	$(16)	$21,077	$9	$(239)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Pay fixed interest rate swaps	$44	$125	$152	$221
Interest rate cap	2	—	4	—

Other income	$46	$125	$156	$221

7.	Employee Benefit Plans

Armada Hoffler had a deferred compensation plan for certain key employees pursuant to which Armada Hoffler purchased whole life insurance policies. Armada Hoffler discontinued its deferred compensation plan in May 2013. As of December 31, 2012 Armada Hoffler’s deferred compensation liability and cash surrender value of life insurance policies were both $1.2 million.

The Armada Hoffler Properties, Inc. 2013 Equity Incentive Plan provides for stock based awards in the form of options, restricted shares and other awards up to an aggregate of 700,000 shares over the ten year term of the plan.

During the three and six months ended June 30, 2013, the Company granted 168,642 shares of restricted stock to employees and non-employee directors at a grant date fair value of $11.50. The Company recognized $0.8 million of stock based compensation related to vested shares during the three and six months ended June 30, 2013 using the accelerated attribution method. Unvested restricted share awards as of June 30, 2013 were 112,428 shares. As of June 30, 2013, the total compensation cost related to non-vested restricted share awards was $1.1 million, which we expect to recognize over the next 24 months.

8.	Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs—quoted prices in active markets for identical assets or liabilities

Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs—unobservable inputs

Except as disclosed below, the carrying amounts of Armada Hoffler’s financial instruments approximate their fair value. Financial assets and liabilities whose fair values are measured on a recurring basis using Level 2 inputs consist of interest rate swaps, an interest rate cap, the cash surrender value of life insurance and deferred compensation. Armada Hoffler measures the fair values of these assets and liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

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

The carrying amounts and fair values of our financial instruments, all of which are based on Level 2 inputs, as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Secured debt	$244,336	$242,018	$334,438	$339,623
Participating note	—	—	643	643
Interest rate swap liabilities	16	16	239	239
Interest rate cap asset	13	13	9	9
Cash surrender value of life insurance	—	—	1,196	1,196
Deferred compensation liability	—	—	1,249	1,249

9.	Acquisition of Non-controlled Entities

As discussed in Note 1, the Company completed the IPO of shares of its common stock on May 13, 2013. Substantially concurrent with the completion of the IPO and in connection with the Formation Transactions, the Operating Partnership acquired 100% of the interests in the Non-controlled Entities of the Predecessor (Bermuda Crossroads and Smith’s Landing).

The acquisitions of the interests in Bermuda Crossroads and Smith’s Landing on May 13, 2013 were accounted for as purchases at fair value under the acquisition method of accounting. Total consideration in the form of cash and common units paid for the 50% interest in Bermuda Crossroads was approximately $3.2 million. Total consideration in the form of cash and common units paid for the 60.0% interest in Smith’s Landing was approximately $7.5 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Bermuda Crossroads	Smith’s Landing
	(Unaudited)
Income producing property	$16,091	$35,105
Intangible assets	2,860	2,420
Net working capital	237	14
Secured debt	(11,053)	(24,995)
Below-market leases	(1,750)	—

Net assets acquired	$6,385	$12,544

The identified intangible assets for Bermuda Crossroads are primarily in-place leases. The in-place and below-market leases will be amortized over the weighted average lives of the remaining lease terms. The identified intangible assets for Smith’s Landing include $1.9 million assigned to a below-market ground lease and $0.5 million assigned to in-place leases, both of which will be amortized over the weighted average lives of the remaining lease terms. The fair value adjustment to the assumed secured debt of Bermuda Crossroads was a $0.2 million premium. The fair value adjustment to the assumed secured debt of Smith’s Landing was not significant.

Prior to the acquisition date, the Predecessor accounted for its 50% interest in Bermuda Crossroads and 40% interest in Smith’s Landing as equity-method investments. The acquisition-date fair values of the previous equity interests in Bermuda Crossroads and Smith’s Landing were approximately $3.2 million and $5.0 million, respectively. The Company recognized a gain of $9.5 million as a result of remeasuring the Predecessor’s prior equity interests in Bermuda Crossroads and Smith’s Landing held before the acquisitions.

The following table summarizes the consolidated and combined results of operations of Armada Hoffler, Bermuda Crossroads and Smith’s Landing on a pro forma basis, as if both Bermuda Crossroads and Smith’s Landing had been acquired as of January 1, 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012
	(Unaudited)
Rental revenues	$14,885	$15,043	$29,639	$29,797
Net (loss) income	(776)	2,356	1,219	13,370

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if these acquisitions had taken place on January 1, 2012. The pro forma financial information includes adjustments to depreciation and amortization expense for acquired property and intangible assets and liabilities, adjustments to rental revenue and rental expenses for above and below-market leases and adjustments to interest expense for fair value adjustments to assumed indebtedness.

Pro forma net income for the six months ended June 30, 2012 includes the nonrecurring $9.5 million gain as a result of remeasuring the Predecessor’s prior equity interests in Bermuda Crossroads and Smith’s Landing held before the acquisitions.

Rental revenue and net income of both Bermuda Crossroads and Smith’s Landing for the period from the acquisition date to June 30, 2013 included in the consolidated and combined statements of income were approximately $0.8 million and $(0.2) million, respectively.

10.	Discontinued Operations

Armada Hoffler presents held for sale properties as discontinued operations only when Armada Hoffler will not have any significant continuing involvement in the properties’ operations after their disposition and when the properties’ operations and cash flows (i) can be clearly distinguished and (ii) will be eliminated from Armada Hoffler’s ongoing operations upon disposition. Armada Hoffler presented the held for sale Studio 56 Retail residential condominium units as discontinued operations during the three and six months ended June 30, 2012. Net sale proceeds during the three and six months ended June 30, 2012 were $0.5 million and $0.2 million, respectively. Armada Hoffler sold the last Studio 56 Retail residential condominium unit during the three months ended June 30, 2012. Armada Hoffler currently has no plans to develop and sell residential condominium units.

11.	Related Party Transactions

Armada Hoffler provides general contracting and real estate services to certain related party entities that are not included in these consolidated and combined financial statements.

Revenue from construction contracts with related parties of Armada Hoffler was $14.2 million and $1.8 million for the three months ended June 30, 2013 and 2012, respectively. Fees from such contracts were $0.5 million and less than $0.1 million for the three months ended June 30, 2013 and 2012, respectively.

Revenue from construction contracts with related parties of Armada Hoffler was $25.1 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively. Fees from such contracts were $0.8 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

Real estate services fees from affiliated entities of Armada Hoffler were not significant for either the three or six months ended June 30, 2013 or 2012. In addition, affiliated entities also reimburse Armada Hoffler for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by Armada Hoffler from affiliated entities were not significant for either the three or six months ended June 30, 2013 or 2012.

Amounts due to related parties as of June 30, 2013 include amounts payable to prior investors in connection with the Formation Transactions.

Distributions payable to the owners of Armada Hoffler of $0.5 million are presented within due to affiliates in the combined balance sheet as of December 31, 2012.

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

As discussed in Note 5, the Company borrowed an additional $15.0 million under the revolving credit facility, defeased the One Columbus loan and closed on a $63.0 million construction loan to fund the Main Street development project in July 2013.

As discussed in Note 2, the Company paid $2.6 million of cash dividends to common shareholders and common unitholders on July 11, 2013.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. (successor to the entities described in Note 1) as of June 30, 2013, and the related condensed consolidated and combined statements of income for the three and six month periods ended June 30, 2013 and 2012, the condensed consolidated and combined statements of cash flows for the six-month periods ended June 30, 2013 and 2012 and the condensed consolidated and combined statement of equity for the six-month period ended June 30, 2013. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated and combined financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

August 14, 2013

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	our failure to develop the properties in our identified development pipeline successfully, on the anticipated timeline or at the anticipated costs;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	difficulties in identifying or completing development or acquisition opportunities, including our proposed acquisition of the Apprentice School Apartments;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate sources segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	general economic conditions;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualify as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

Overview

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets in the Mid-Atlantic United States. As of June 30, 2013, our portfolio is comprised of seven office properties, 15 retail properties and two multifamily properties, which are located in various markets in Virginia and North Carolina. We are a Maryland corporation formed on October 12, 2012 to acquire the entities in which Daniel A. Hoffler and his affiliates, certain of our other officers, directors and their affiliates and other third parties owned a direct or indirect interest (the “Formation Transactions”), and we did not have any operating activity until the consummation of our initial public offering (the “IPO”) and the Formation Transactions on May 13, 2013. After the completion of the IPO and the Formation Transactions, our operations have been carried on through our Operating Partnership. Accordingly, we consolidate the assets, liabilities and results of operations of our Operating Partnership.

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

Because the IPO and the Formation Transactions occurred on May 13, 2013, the results of operations and financial condition for the entities acquired by us in connection with the IPO and the Formation Transactions are included in our results of operations and financial condition beginning May 13, 2013. More specifically, our results of operations for the three and six months ended June 30, 2013 reflect those for our Predecessor together with our Non-controlled Entities, which we acquired pursuant to the Formation Transactions.

Executive Overview

We are pleased with the solid results produced by our portfolio during both the second quarter and the first half of the year and will continue to build on our current momentum as a newly public company. Our strategy is built on many years of success, growing through a disciplined approach to development and acquisitions, and producing a consistent track record of profitability. Amid improving market conditions we believe our stable portfolio and seasoned management team, combined with our strong capital base, position us to identify and execute on attractive long-term growth opportunities to expand our portfolio and produce growth in cash flows and valuation over time.

Our portfolio properties continued to provide consistent cash flow. During the three months ended June 30, 2013, we executed seven new office leases or lease renewals totaling 33,771 square feet and 13 new retail leases or lease renewals totaling 46,382 square feet. Included in these 20 leases or lease renewals is one rooftop antenna lease. The properties in our development pipeline continue to move forward toward completion with delivery dates in line with the projections presented in our final prospectus dated May 7, 2013. We also continue to identify and pursue additional development projects. As of June 30, 2013, we had 17 construction contracts in place and we executed another five contracts between June 30, 2013 and the date of this filing.

Segments

As of June 30, 2013, our business had four operating segments: office, retail, multifamily and general contracting and real estate services. The general contracting and real estate services segment of our business provides various real estate services, such as general contractor services, construction management, asset management and development services, to third-party property owners as well as to us for our own account. The operations of our general contracting and real estate services segment are conducted through taxable REIT subsidiaries.

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

Office Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Segment Revenue	$6,420	$6,566	$12,906	$12,959
% Total Revenue	17.1%	25.3%	18.7%	24.0%
Segment Profit	$4,480	$4,762	$9,020	$9,309
% Total Profit	43.2%	46.1%	45.5%	45.8%

Office Segment Leases. Our office portfolio consisted of seven properties with a total of 954,458 rentable square feet as of June 30, 2013 as compared to our Predecessor’s office portfolio of seven properties with a total of 953,075 rentable square feet as of March 31, 2013. Small change in square footage over time is common and occurs because of revised space measurements upon lease execution and reconfiguration of space. Occupancy as of June 30, 2013 was 93.4% as compared to 93.9% as of March 31, 2013. Historically, we have leased office properties to tenants primarily on a full-service gross or a modified gross basis. We expect to continue these leasing structures in the future. A full-service gross or modified gross lease typically has a base year expense stop, whereby the tenant pays a stated amount of certain expenses as part of the rent payment, while future increases in property operating expenses (above the base year stop) are billed to the tenant based on such tenant’s proportionate square footage of the property. The increased property operating expenses billed are reflected as rental expenses and amounts recovered from tenants are reflected as rental revenues in the statements of operations.

Retail Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)	2012	2013(1)	2012
	(dollars in thousands)
Segment Revenue	$5,383	$5,187	$10,388	$10,287
% Total Revenue	14.3%	20.0%	15.1%	19.0%
Segment Profit	$3,754	$3,710	$7,079	$7,281
% Total Profit	36.2%	35.9%	35.7%	35.8%

(1)	Includes Bermuda Crossroads, which was a non-controlled entity prior to May 13, 2013.

Retail Segment Leases. Our retail portfolio consisted of 15 properties with a total of 1,094,663 rentable square feet as of June 30, 2013 as compared to our Predecessor’s retail portfolio of 14 properties with a total of 983,097 rentable square feet as of March 31, 2013. The change in the number of properties and square footage is due to the acquisition of Bermuda Crossroads pursuant to the Formation Transactions previously discussed. Occupancy as of June 30, 2013 was 94.6% as compared to 94.2% as of March 31,

2013. Historically, we have leased retail properties to tenants primarily on a triple-net lease basis, and we expect to continue to do so in the future. In a triple-net lease, the tenant is typically responsible for all property taxes, insurance and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses, to the extent they are paid by us and reimbursable to us under the terms of the applicable leases, are billed to the tenant. The full amount of the expenses for this lease type, to the extent they are paid by us, are reflected in rental expenses, and the reimbursement is reflected in rental revenues in the statements of operations.

Multifamily Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)	2012	2013(1)	2012
	(dollars in thousands)
Segment Revenue	$2,428	$1,856	$4,335	$3,750
% Total Revenue	6.5%	7.1%	6.3%	6.9%
Segment Profit	$1,350	$1,017	$2,442	$2,243
% Total Profit	13.0%	9.8%	12.3%	11.0%

(1)	Revenue and Profit data include Smith’s Landing, which was a non-controlled entity prior to May 13, 2013.

Multifamily Segment Leases. Our multifamily portfolio consisted of two apartment properties with a total of 626 multifamily apartment units as of June 30, 2013 as compared to our Predecessor’s multifamily portfolio of one apartment property with a total of 342 multifamily apartment units as of March 31, 2013. The change in the number of properties and number of multifamily apartment units is due to the acquisition of Smith’s Landing pursuant to the Formation Transactions previously discussed. Occupancy as of June 30, 2013 was 91.2% as compared to 93.3% as of March 31, 2013. Our multifamily leases generally have terms ranging from 7 to 15 months, with a majority having 12 month terms. Tenants typically pay a monthly base rental amount per apartment unit. At both of the multifamily properties in our portfolio, tenants can opt to pay additional monthly amounts for services such as phone, cable, internet, storage units, pet fees and the rental of furniture and household goods. Phone, cable and internet services are only available to tenants through us and cannot be obtained directly from third-party service providers.

General Contracting and Real Estate Services Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Segment Revenue	$23,291	$12,383	$41,247	$27,024
% Total Revenue	62.1%	47.6%	59.9%	50.0%
Segment Profit	$788	$882	$1,286	$1,531
% Total Profit	7.6%	8.5%	6.5%	7.5%

A majority of the general contracting portion of our general contracting and real estate services segment revenue has historically been earned from negotiated third-party general contracting contracts rather than competitively bid contracts. The services provided under negotiated contracts typically are more expansive than the construction services provided under competitively bid contracts and include such additional services as pre-construction support, architect management and value engineering. Our ability to perform these additional services is derived from the knowledge and experience our general contracting group gains from developing properties for our own account and the group’s ability to leverage this knowledge and expertise for our third party clients.

While our general contracting and real estate services segment comprised approximately 62.1% and 59.9% of our total revenues for the three and six months ended June 30, 2013, respectively, it comprised only 7.6% and 6.5% of our total segment profit for the same respective periods. Although the contract value of the third-party construction contracts we enter into, which we refer to as construction volume, as well as the annual general contracting and real estate services segment revenue from these contracts, are important metrics when discussing historical financial results and providing forward-looking financial guidance, these metrics do not provide a complete understanding of this business segment. In particular, we believe operating margin, defined as general contracting and real estate services segment net operating income divided by segment revenue, to be critical to an understanding of both the profitability and relative importance of the general contracting and real estate services segment. In addition, any discussion of construction volume or annual general contracting and real estate services segment revenues solely in relation to either total revenues or rental revenues generated from our operating property segments may overstate the impact or relative importance of the general contracting and real estate services segment to the overall financial condition and prospects of our company. As a result, we believe general contracting and real estate services operating profit and operating margin are better metrics than construction volume or segment revenue to evaluate this segment’s impact on our overall business.

The real estate services portion of our general contracting and real estate services segment provides asset management services to related party assets as well as to our own properties. In addition, our asset services also include property management and leasing services for some of our properties. Fees charged under our asset management contracts are generally at a market rate, but such fees may vary substantially based on the property type, location and level of service. We recognize asset management and development services revenue when earned, generally as we provide such services. We do not currently expect asset management fee revenue to contribute significantly to our results of operations going forward as we believe that the most valuable use of our asset management team’s resources is for the asset management of the properties in our own portfolio.

General Contracting and Real Estate Services Segment

General Contracting Activities. Our construction company was engaged in 17 construction contracts as of June 30, 2013. Of these 17 construction contracts, 13 were with third-party clients and four were with related-party clients. The 17 contracts have an estimated contract value of approximately $117.3 million with approximately $59.1 million of work in place and a balance to complete of approximately $58.2 million as of June 30, 2013.

Of the two largest third-party contracts, one is for the City of Suffolk Municipal Center, which has a total contract value of approximately $24.0 million. This contract had work in place as of June 30, 2013 of approximately $3.5 million and a balance to complete of approximately $20.5 million with an estimated completion date of August 2014. The City of Suffolk Municipal Center is a two-story, design-build project that will consist of a 911 emergency call center, city council chambers, large public lobbies and office space for various departments within the municipal government. The other contract is a third-party contract for the Biomedical Research Laboratory at Hampton University, which has a total contract value of approximately $10.3 million. This contract had work in place of approximately $8.9 million and a balance to complete of approximately $1.4 million as of June 30, 2013 with an estimated completion date of August 2013.

The Apprentice School complex and the Main Street Garage are two notable related party contracts. The Apprentice School complex in Newport News, Virginia consists of three components – the Apprentice School Apartments, Apprentice School Garage and the Apprentice School. We have entered into a contribution agreement to acquire the Apprentice School Apartments from a related party. All three components of the Apprentice School project are being built on the same site. The Apprentice School is a state of the art educational facility and will feature eight computer labs, seven standard classrooms, an auditorium-style classroom, a physics lab and a gymnasium. The Apprentice School Garage is a four-story garage that will be operated by the Industrial Development Authority of the City of Newport News, Virginia. These three contracts have a total combined contract value of approximately $51.7 million, a combined work in place of approximately $37.2 million and a balance to complete of approximately $14.5 million as of June 30, 2013. The Apprentice School Apartments will be completed in phases, beginning in August 2013. The Apprentice School Garage will be completed in August 2013 as well. The Apprentice School building will be completed in November 2013. The 950-space Main Street Garage in the Virginia Beach Town Center is being developed by a related party for eventual sale to the Development Authority of the City of Virginia Beach. The Main Street Garage has a contract value of $17.7 million with work in place of $5.6 million as of June 30, 2013. The Main Street Garage is part of the same complex as our Main Street Office Tower and Main Street Apartments development projects.

During the quarter ended June 30, 2013, we executed a contract to construct a Harris Teeter retail property in Norfolk, Virginia. The contract value is $4.2 million with $0.6 million of work in place as of June 30, 2013

At June 30, 2013, we had additional construction contracts in various stages of negotiations with third parties, which we refer to as our construction pipeline. We cannot assure you that any or all of these contracts will be executed, or that once executed we will commence or complete construction on any or all of the projects. We currently estimate that the aggregate contract value of these contracts under negotiation will be approximately $200.0 million, but the actual value of the construction contracts we enter into may be significantly less than this amount. Our construction pipeline includes a $24.4 million, 206-room Hyatt Hotel in Baltimore, Maryland. The contract negotiations are complete, and we believe contract execution is imminent.

Third Party Asset Management Activities: As of June 30, 2013, we did not provide asset management or property management services to any third parties.

Related Party Asset Management Activities. As of June 30, 2013, we served as asset manager for all of the properties in our portfolio. In addition, we provided property management services, or assisted in the property management of, eight of the properties in our portfolio and were the leasing representative for, or assisted in the leasing of, four of the properties in our portfolio. Following completion of the IPO and related Formation Transactions, our asset management team serves as asset manager for six properties and ten vacant parcels of land owned by related parties and receives asset management fees for such activities. The total expected asset management fee income from these properties is less than $100,000 annually.

Identified Development Pipeline and Property Under Contract

Identified Development Pipeline. Our development pipeline consists of two office properties, two retail properties and two multifamily properties, as described in the table below (dollars in thousands):

Property	Location	Property Type	Estimated Square Footage(1)		Estimated Apartment Units(1)	Estimated Cost(1)	Cost Incurred through June 30, 2013	Estimated Date of Completion(1)	Estimated Ownership %(1)	Principal Tenants
Main Street Office(2)	Virginia Beach, VA	Office	234,000	(3)	N/A	$50,863	$7,535	July 2014	100%	Clark Nexsen, Development Authority of Virginia Beach
Main Street Apartments(2)	Virginia Beach, VA	Multifamily	N/A		288	32,845	2,688	July 2014	100%	N/A
Jackson Street Apartments	Durham, NC	Multifamily	N/A		203	27,857	3,004	August 2014	100%	N/A
Sandbridge Commons	Virginia Beach, VA	Retail	75,000		N/A	13,675	645	September 2014	85%	Harris Teeter
Brooks Crossing	Newport News, VA	Office	60,000		N/A	12,793	672	February 2015	65%	Huntington Ingalls(4) , City of Newport News(4)
Greentree Shopping Center(5)	Chesapeake, VA	Retail	15,600		N/A	5,402	412	September 2014	100%	WaWa

Total			384,600		491	$143,435	$14,956

(1)	Represents estimates that may change as the development process proceeds.
(2)	This property will be located within the Virginia Beach Town Center.
(3)	82,645 square feet is leased to Clark Nexsen, an architectural firm and approximately 23,300 square feet is leased to the Development Authority of Virginia Beach.
(4)	No lease agreement has been signed as of the date of this filing.
(5)	We have a contract to sell Wal-Mart a pad-ready site adjacent to Greentree Shopping Center.

All projects in our pipeline continue to move toward completion. We have executed the lease with Harris Teeter for Sandbridge Commons and expect to break ground this fall. The conditional use permit for WaWa at Greentree Shopping Center has been approved. All permits have been received on the Main Street Apartments and Main Street Office Building and construction continues on schedule for those projects. Jackson Street Apartments has commenced construction.

In November 2012, we were selected by Johns Hopkins University, after an extensive competitive selection process, to join with the University in the redevelopment of a 1.12 acre property adjacent to the University’s Homewood campus in Baltimore, Maryland. The project is expected to include market-rate student housing, a hotel, retail space, restaurants and parking. The goal of the completed project will be to complement the Homewood campus and nearby Charles Village neighborhood and provide a catalyst for future development in the area. The Johns Hopkins project is moving through the conceptual and programming phases with the intent to finalize a program and proceed into full design by September 2013.

The commencement of construction on the projects identified in the previous table for which construction has not yet begun, as well as for the John Hopkins project, are subject to, among other factors, regulatory approvals, the acquisition of financing and suitable market conditions.

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

Results of Operations

Comparison of the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.

The following table summarizes our historical results of operations and the historical operations of our Predecessor for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended				Six months ended
	June 30,				June 30,
	2013	2012	Change	%	2013	2012	Change	%
Revenues
Rental revenues	$14,231	$13,609	$622	4.6%	$27,629	$26,996	$633	2.3%
General contracting and real estate services revenues	23,291	12,383	10,908	88.1	41,247	27,024	14,223	52.6

Total revenues	37,522	25,992	11,530	44.4	68,876	54,020	14,856	27.5
Expenses
Rental expenses	3,399	2,944	455	15.5	6,628	5,808	820	14.1
Real estate taxes	1,248	1,209	39	3.2	2,460	2,392	68	2.8
General contracting and real estate services expenses	22,503	11,501	11,002	95.7	39,961	25,493	14,468	56.8
Depreciation and amortization	4,020	3,232	788	24.4	7,179	6,579	600	9.1
General and administrative expenses	2,857	954	1,903	199.5	3,574	1,788	1,786	99.9
Impairment charges	533	—	533	100.0	533	—	533	100.0
Total expenses	34,560	19,840	14,720	74.2	60,335	42,060	18,275	43.4

Operating income	2,962	6,152	(3,190)	(51.9)	8,541	11,960	(3,419)	(28.6)

Interest expenses	(3,289)	(4,217)	928	(22.0)	(7,204)	(8,344)	1,140	(13.7)
Loss on extinguish of debt	(1,125)	—	(1,125)	(100.0)	(1,125)	—	(1,125)	(100.0)
Gain on acquisitions	9,460	—	9,460	100.0	9,460	—	9,460	100.0
Other income	185	164	21	12.8	452	387	65	16.8

Income before taxes	8,193	2,099	6,094	290.3	10,124	4,003	6,121	152.9
Income tax benefit	211	—	211	100.0	211	—	211	100.0

Income from continuing operations	8,404	2,099	6,305	300.4	10,335	4,003	6,332	158.2

Discontinued operations
Loss from discontinued operations	—	(9)	9	(100.0)	—	(35)	35	(100.0)
Gain on sale of real estate	—	20	(20)	(100.0)	—	25	(25)	(100.0)

Income (loss) from discontinued operations	—	11	(11)	(100.0)	—	(10)	10	(100.0)

Net income	$8,404	$2,110	$6,294	298.3%	$10,335	$3,993	$6,342	158.8%

Revenues

Total Revenues. Total revenues consist of property rental revenues and general contracting and real estate services revenues. Total revenues increased approximately $11.5 million, or 44.4%, to approximately $37.5 million for the three months ended June 30, 2013, compared to approximately $26.0 million for the three months ended June 30, 2012. Total revenues increased approximately $14.9 million, or 27.5%, to approximately $68.9 million for the six months ended June 30, 2013, compared to approximately $54.0 million for the six months ended June 30, 2012, as shown below (dollars in thousands):

	Three months ended				Six months ended
	June 30,				June 30,
	2013	2012	Change	%	2013	2012	Change	%
Office	$6,420	$6,566	$(146)	(2.2)%	$12,906	$12,959	$(53)	(0.4)%
Retail	5,383	5,187	196	3.8	10,388	10,287	101	1.0
Multifamily	2,428	1,856	572	30.8	4,335	3,750	585	15.6
General contracting and real estate services	23,291	12,383	10,908	88.1	41,247	27,024	14,223	52.6

	$37,522	$25,992	$11,530	44.4%	$68,876	$54,020	$14,856	27.5%

Rental Revenues. Rental revenues include minimum base rent, adjustments to recognize base rents on a straight-line basis, cost reimbursements, percentage rents and other rents. Rental revenues increased approximately $0.6 million, or 4.6%, to approximately $14.2 million for the three months ended June 30, 2013, compared to approximately $13.6 million for the three months ended June 30, 2012. Rental revenues increased approximately $0.6 million, or 2.3%, to approximately $27.6 million for the six months ended June 30, 2013, compared to approximately $27.0 million for the six months ended June 30, 2012.

The decrease in office rental revenues for both the three-month and six-month comparisons were primarily due to certain tenants vacating upon expiration of their leases at Armada Hoffler Tower and One Columbus, the effect of which was partially offset by new leases at One Columbus and Two Columbus. The increase in retail rental revenues for both the three-month and six-month comparison were primarily due to the completed development and concurrent stabilization of Tyre Neck Harris Teeter in May 2012, the acquisition of Bermuda Crossroads, increased collections from cash basis tenants, and new leases signed at Broad Creek Shopping Center. These increases were partially offset by certain tenants vacating prior to their lease expirations at Hanbury Village during the third and fourth quarters of 2012 and the first quarter of 2013 and the non-recognition of straight-line rental revenue during the three and six months ended June 30, 2013 for tenants from which we determined collection was not reasonably assured. Based on our evaluation of tenant credit risk, we recognized rental revenue on a cash basis for these retail tenants during the three and six months ended ended June 30, 2013. Multifamily rental revenues increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 due to the acquisition of Smith’s Landing.

Office Same Store Analysis

The following table shows information for our same store office portfolio, which consists of properties that were owned throughout both periods presented, except for properties that were in lease-up, as noted below. We generally consider a property to be in lease-up until the earlier of (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Office same store revenues, expenses and profit for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
Rental Revenues	$6,420	$6,566	(2.2)%	$12,906	$12,959	(0.4)%
Property Expenses	(1,940)	(1,804)	7.5	(3,886)	(3,650)	6.5

Segment Profit	$4,480	$4,762	(5.9)%	$9,020	$9,309	(3.1)%

Retail Same Store Analysis(1)

The following table shows information from our same store retail portfolio, which consists of properties that were owned throughout both periods presented, except for properties that were in lease-up, as noted below. We consider a property to be in lease-

up until the earlier of (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Retail same store revenues, expenses and profit for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
Rental Revenues	$4,986	$5,096	(2.2)%	$9,849	$10,196	(3.4)%
Property Expenses	1,510	1,450	4.1	3,124	2,976	5.0

Segment Profit	$3,476	$3,646	(4.7)%	$6,725	$7,220	(6.9)%

(1)	Excludes Bermuda Crossroads, which was previously accounted for as an equity method investment, and Tyre Neck Harris Teeter, which was in lease-up during the period.

Multifamily Same Store Analysis(2)

The following table shows information for our same store multifamily portfolio, which consists of The Cosmopolitan, the only multifamily property owned throughout both periods presented that was not in lease-up. We generally consider a property to be in lease-up until the earlier of (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Multifamily same store revenues, expenses and profit for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
Rental Revenues	$1,903	$1,856	2.5%	$3,810	$3,750	1.6%
Property Expenses	875	839	4.3	1,690	1,507	12.1

Segment Profit	$1,028	$1,017	1.1%	$2,120	$2,243	(5.5)%

(2)	Excludes Smith’s Landing, which was previously accounted for as an equity method investment.

There were no excluded assets in the office same store sale comparison data sets. Therefore, the explanations for the decrease in same store office rental revenues for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 mirror those previously discussed for the office segment. The decreases in same store retail rental revenues for both of these time period comparisons were attributable to certain tenants vacating prior to their lease expirations at Hanbury Village during the third and fourth quarter of 2012 and the first quarter of 2013 and the non-recognition of straight-line rental revenue during the three and six-month periods ended June 30, 2013 for tenants from which we determined collection was not reasonably assured. Based on our evaluation of tenant credit risk, we recognized rental revenue on a cash basis for these retail tenants during the three and six-month periods ended June 30, 2013. The increase in same store multifamily rental income for both the three and six month comparisons was due to increased occupancy at The Cosmopolitan as well as increased collections from cash basis ground floor retail tenants.

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues increased approximately $10.9 million, or 88.1%, to approximately $23.3 million for the three months ended June 30, 2013, compared to approximately $12.4 million for the three months ended June 30, 2012. The increase was due to higher construction volume, more construction projects coming on line and more work being put in place during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

General contracting and real estate services revenues increased approximately $14.2 million, or 52.6%, to approximately $41.2 million for the six months ended June 30, 2013, compared to approximately $27.0 million for the six months ended June 30, 2012. The increase was due to higher construction volume, more construction projects coming on line and more work being put in place during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Expenses

Total Expenses. Total expenses consist of rental expense, real estate taxes, general contractor expenses, general and administrative expenses and depreciation and amortization. Total expenses increased approximately $14.7 million, or 74.2%, to approximately $34.6 million for the three months ended June 30, 2013, compared to approximately $19.8 million for the three months ended June 30, 2012. Total expenses increased approximately $18.3 million, or 43.4%, to approximately $60.3 million for the six months ended June 30, 2013, compared to approximately $42.1 million for the six months ended June 30, 2012. This increase in total expenses is attributable primarily to the factors discussed below (dollars in thousands):

	Three months ended				Six months ended
	June 30,				June 30,
	2013	2012	Change	%	2013	2012	Change	%
Rental expense	$3,399	$2,944	$455	15.5%	$6,628	$5,808	$820	14.1%
Real estate taxes	1,248	1,209	39	3.2	2,460	2,392	68	2.8
General contracting and real estate services expenses	22,503	11,501	11,002	95.7	39,961	25,493	14,468	56.8
Depreciation and amortization	4,020	3,232	788	24.4	7,179	6,579	600	9.1
General and administrative expenses	2,857	954	1,903	199.5	3,574	1,788	1,786	99.9
Impairment charges	533	—	533	100.0	533	—	533	100.0

Total expenses	$34,560	$19,840	$14,720	74.2%	$60,335	$42,060	$18,275	43.4%

Rental Expenses. Rental expenses increased approximately $0.5 million, or 15.5% to approximately $3.4 million for the three months ended June 30, 2013, compared to approximately $2.9 million for the three months ended June 30, 2012. Rental expenses increased approximately $0.8 million, or 14.1% to approximately $6.6 million for the six months ended June 30, 2013, compared to approximately $5.8 million for the six months ended June 30, 2012. Rental expenses by segment were as follows (dollars in thousands):

	Three months ended				Six months ended
	June 30,				June 30,
	2013	2012	Change	%	2013	2012	Change	%
Office	$1,400	$1,261	$139	11.0%	$2,805	$2,563	$242	9.4%
Retail	1,143	1,029	114	11.1	2,363	2,105	258	12.3
Multifamily	856	653	203	31.1	1,460	1,135	325	28.6
Other	—	1	(1)	(100.0)	—	5	(5)	(100.0)

	$3,399	$2,944	$455	15.5%	$6,628	$5,808	$820	14.1%

Rental expenses include the following general categories: utilities, janitorial, repairs and maintenance, security and alarm, parking lot and grounds, general and administrative, management fees, and insurance.

The increase in office rental expenses for both the three and six-month comparisons was primarily due to increased utility expenses, as the geographic areas in which our properties are located experienced milder winter conditions and higher temperatures during the six months ended June 30, 2012 than the six months ended June 30, 2013, non-recurring repairs and maintenance at Armada Hoffler Tower, and occupancy related expenses at One Columbus and Two Columbus. These increases were partially offset by lower expenses at Richmond Tower.

The increase in retail rental expenses for both the three and six-month comparisons was primarily due to higher bad debt expense associated with certain tenants, the completed development and concurrent stabilization of Tyre Neck Harris Teeter in May 2012 and the acquisition of Bermuda Crossroads.

The increase in multifamily rental expenses for both the three and six-month comparisons was primarily due to increased utility expenses associated with the same weather-related reasons experienced in the office segment, insurance recoveries recognized during the six months ended June 30, 2012 and the acquisition of Smith’s Landing.

There were no excluded assets in the office same store sale comparison data sets. Therefore, the explanations for the increase in same store office rental expenses for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 mirror those previously discussed for the office segment. The increases in same store retail rental expenses for both the three and six-month comparisons were attributable to higher bad debt expense associated with certain tenants. The increase in same store multifamily rental expenses for the three and six-month comparisons were attributable to increased utility expense and insurance recoveries recognized during the six months ended June 30, 2012.

Real Estate Tax Expenses. Real estate tax expenses were relatively unchanged for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. The slight increase in retail real estate tax expenses for both the three and six-month comparisons is attributable to the acquisition of Bermuda Crossroads and the completed development and concurrent stabilization of Tyre Neck Harris Teeter. The slight increase in multifamily real estate tax expense for both the three and six month comparisons is attributable to the acquisition of Smith’s Landing. Real estate tax expenses by segment were as follows (dollars in thousands):

	Three months ended				Six months ended
	June 30,				June 30,
	2013	2012	Change	%	2013	2012	Change	%
Office	$540	$543	$(3)	(0.6)%	$1,081	$1,087	$(6)	(0.6)%
Retail	486	448	38	8.5	946	901	45	5.0
Multifamily	222	186	36	19.4	433	372	61	16.4
Other	—	32	(32)	(100.0)	—	32	(32)	(100.0)

	$1,248	$1,209	$39	3.2%	$2,460	$2,392	$68	2.8%

General Contracting and Real Estate Expenses. General contracting and real estate services expenses increased approximately $11.0 million, or 95.7%, to approximately $22.5 million for the three months ended June 30, 2013, compared to approximately $11.5 million for the three months ended June 30, 2012. The general contracting portion of general contracting and real estate services expenses is closely correlated to general contracting volume and this increase is due to the increase in construction volume for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was a result of more construction projects coming on line and more work being put in place during the three months ended June 30, 2013 as compared to the three months during the second quarter ended June 30, 2013.

General contracting and real estate services expenses increased approximately $14.5 million, or 56.8%, to approximately $40.0 million for the six months ended June 30, 2013, compared to approximately $25.5 million for the six months ended June 30, 2012. The general contracting portion of general contracting and real estate services expenses is closely correlated to general contracting volume and this increase is due to the increase in construction volume for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was a result of more construction projects coming on line and more work being put in place during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

General and Administrative Expenses. General and administrative expenses increased approximately $1.9 million, or 199.5%, to approximately $2.9 million during the three months ended June 30, 2013, compared to approximately $1.0 million for the three months ended June 30, 2012. General and administrative expenses increased approximately $1.8 million, or 99.9%, to approximately $3.6 million during the six months ended June 30 2013, compared to approximately $1.8 million for the six months ended June 30, 2012. The increase was due to non-cash stock compensation to employees of approximately $0.8 million and increased expenses relating to operating as a public company beginning May 13, 2013.

Depreciation and Amortization. Depreciation and amortization increased approximately $0.8 million, or 24.4%, to approximately $4.0 million for the three months ended June 30, 2013, compared to approximately $3.2 million for the three months ended June 30, 2012. Depreciation and amortization increased approximately $0.6 million, or 9.1%, to approximately $7.2 million for the six months ended June 30, 2013, compared to approximately $6.6 million for the six months ended June 30, 2012. The increase was attributable to depreciation and amortization associated with the consolidation of Bermuda Crossroads and Smith’s Landing on May 13, 2013.

Impairment Charges. We recognized impairment charges of $0.5 million during the three and six months ended June 30, 2013 resulting from two retail tenants that vacated prior to their lease expiration. The impairment charge consisted of unamortized deferred leasing costs and lease incentives related to these two tenants.

Operating Income. Operating income decreased approximately $3.2 million, or 51.9%, to approximately $3.0 million for the three months ended June 30, 2013, as compared to approximately $6.2 million for the three months ended June 30, 2012 as a result of the revenue and expense factors previously discussed. Operating income decreased approximately $3.4 million, or 28.6%, to approximately $8.5 million for the six months ended June 30, 2013, as compared to approximately $12.0 million for the six months ended June 30, 2012 as a result of the revenue and expense factors previously discussed.

Interest Expense. Interest expense decreased approximately $0.9 million, or 22.0%, to approximately $3.3 million for the three months ended June 30, 2013 compared with approximately $4.2 million for the three months ended June 30, 2012. This decrease was primarily the result of paying down debt by approximately $150.0 million pursuant to the Formation Transactions.

Interest expense decreased approximately $1.1 million, or 13.7%, to approximately $7.2 million for the six months ended June 30, 2013 compared with approximately $8.3 million for the six months ended June 30, 2012. This decrease was primarily the result of paying down debt by approximately $150.0 million pursuant to the Formation Transactions.

Loss on Extinguishment of Debt. Of the $150.0 million of debt that we repaid pursuant to the Formation Transactions, we accounted for approximately $147.3 million as extinguishments and recognized a loss of $1.1 million. The loss on extinguishment of debt consisted of $0.5 million of unamortized deferred financing costs and $0.6 million of defeasance expenses.

Gain on Acquisitions. The acquisitions of Bermuda Crossroads and Smith’s Landing were accounted for as purchases at fair value under the acquisition method of accounting in accordance with GAAP. As a result, we recognized a gain upon acquisition of approximately $9.5 million representing the difference between the fair value and carrying value of our Predecessor’s prior equity interests in Bermuda Crossroads and Smith’s Landing held before the acquisitions.

Other Income. Other income was relatively unchanged for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Other income increased approximately $0.1 million, or 16.8%, to approximately $0.4 million for the six months ended June 30, 2013, compared to approximately $0.3 million for the six months ended June 30, 2012. The increase was primarily due to increased equity method income from Bermuda Crossroads and Smith’s Landing.

Net Income

Net Income. Net income for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 increased approximately $6.3 million, or 298.3%, to approximately $8.4 million for the three months ended June 30, 2013 compared to approximately $2.1 million for the three months ended June 30, 2012. Similarly, net income increased approximately $6.3 million, or 158.8%, to approximately $10.3 million for the six months ended June 30, 2013 as compared to approximately $4.0 million for the six months ended June 30, 2012. These increases were primarily attributable to the gain on the acquisitions of Bermuda Crossroads and Smith’s Landing as well as the increase in net operating income from these two properties beginning May 13, 2013.

Liquidity and Capital Resources

Overview

On May 13, 2013, we completed the IPO and the net proceeds from the IPO to us after deducting the underwriting discount were approximately $203.2 million. Concurrently with the IPO, we closed on a $100.0 million secured credit facility, which contains an accordion feature that will allow us to increase the borrowing capacity under the facility up to $250.0 million, subject to our satisfaction of certain conditions. Upon the completion of the IPO, we borrowed $40.0 million from the secured credit facility to fund a portion of the cash consideration payable in connection with the completion of the Formation Transactions, repay existing lines of credit, repay certain debt relating to the projects in our development pipeline and pay off additional debt. On June 10, 2013, we repaid $15.0 million on the secured credit facility from proceeds of the exercise of the IPO overallotment option. We intend to use the credit facility for, among other things, general corporate purposes, including completion of the projects in our development pipeline, selective acquisitions and development and redevelopment of properties, working capital and the payment of capital expenses.

We paid down approximately $146.6 million of secured debt and $3.3 million of other debt pursuant to the IPO and Formation Transactions and by doing so, unencumbered nine properties. Of these nine unencumbered properties, four serve as the borrowing base for the credit facility; the other five are available to add to the borrowing base of the credit facility should we choose to increase the borrowing capacity under the accordion feature. The following table sets forth our unencumbered properties as of June 30, 2013 and other debt reduction measures taken subsequent to the IPO (dollars in thousands):

Properties Unencumbered	Debt Repaid
Parkway Marketplace	$5,669
Two Columbus	18,785
Gainsborough Square	9,732
North Point – Note 3	9,242
Courthouse 7-Eleven	1,485
Sentara Williamsburg(1)	10,915
Virginia Natural Gas(1)	5,457
Richmond Tower(1)	46,523
Armada Hoffler Tower(1)	38,813

146,621
Other Debt Reduction
Broad Creek – Note 2	2,697
Oyster Point Participation Loan	643

3,340
Total	$149,961

(1)	Borrowing base collateral for the credit facility.

On July 17, 2013, we closed on the full defeasance of the One Columbus loan. By unencumbering this property, we have at the time of this filing, six properties available to add to the borrowing base of the secured credit facility. The outstanding principal balance of the loan at the time of the defeasance was $13.9 million and the cost of the defeasance was $1.0 million. Concurrent with this transaction, we borrowed $15.0 million under the credit facility and, thus, as of the date of this filling we have $40.0 million outstanding on our credit facility.

Short-term liquidity requirements consist primarily of general contractor expenses, operating expenses and other expenditures associated with our properties, dividend payments to our stockholders required to maintain our REIT qualification, capital expenditures, funding of development projects and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, the net proceeds of the IPO and, if necessary, borrowings available under our credit facility.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended June 30, 2013, our weighted average tenant improvement and leasing commissions were $19.16 per square foot of leased office space and $9.34 per square foot leased retail space. As of June 30, 2013, we had commitments under leases in effect for approximately $4.2 million of tenant improvements and leasing commissions excluding the tenant improvements and leasing commissions for leases or lease renewals executed during the three months ended June 30, 2013.

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

On July 3, 2013 we paid off the loan secured by the Main Street Land and on July 30, 2013 we closed on a $63.0 million construction loan to fund the Main Street Office and Main Street Apartment projects. The loan matures on January 30, 2017 and is interest only at LIBOR plus 1.95%. The loan is a credit line deed of trust in which we will submit loan draws periodically to fund construction of the projects. As of the date of this filing we have not submitted any loan draws and there is no balance outstanding on this loan.

We are in the process of refinancing the loan secured by Smith’s Landing, which matures on January 31, 2014. On June 23, 2013, we received a commitment from the U.S. Department of Housing and Urban Development to refinance this loan. We expect to close this loan during the third quarter of 2013.

We currently are in compliance with all debt covenants on our outstanding indebtedness.

Consolidated Indebtedness

We used net proceeds from the IPO and borrowing from the credit facility to repay approximately $150.0 million of indebtedness. As of the June 30, 3013, we had approximately $219.2 million of consolidated long-term secured debt (exclusive of approximately $25.0 million outstanding under our credit facility), of which approximately $90.6 million, or approximately 37.1%, is variable rate debt. The following table sets forth our consolidated indebtedness as of June 30, 2013 (dollars in thousands):

	Amount Outstanding		Interest Rate(1)	Effective Rate as of June 30, 2013		Maturity Date	Balance at Maturity
Oyster Point	$6,558		5.41%			December 1, 2015	$6,089
One Columbus	13,955		5.31			December 11, 2014	13,542
Broad Creek Shopping Center
Note 1	4,528		LIBOR+3.00	3.19%		November 29, 2014	4,454
Note 2	8,313		LIBOR+2.75	2.94%		December 7, 2016	7,947
Note 3	3,481		LIBOR+2.75	2.94%		December 7, 2016	3,327
Hanbury Village
Note 1	21,558		6.67			October 11, 2017	20,499
Note 2	4,309		LIBOR+2.75	2.94%		February 28, 2015	4,226
Harrisonburg Regal	3,930		6.06			June 8, 2017	3,165
North Point Center
Note 1	10,400		6.45			February 5, 2019	9,333
Note 2	2,877		7.25			September 15, 2015	1,344
Note 4	1,042		5.59			December 1, 2014	1,007
Note 5	714		LIBOR+2.00	3.57	%(2)	February 1, 2017	641
Tyre Neck Harris Teeter	2,650		LIBOR+2.75	2.94%		June 10, 2014	2,650
249 Central Park Retail	15,960		5.99			September 8, 2016	15,084
South Retail	7,041		5.99			September 8, 2016	6,655
Studio 56 Retail	2,725		3.75			May 7, 2015	2,592
Commerce Street Retail	6,771		LIBOR+3.00	3.19%		August 18, 2014	6,694
Fountain Plaza Retail	7,980		5.99			September 8, 2016	7,542
Dick’s at Town Center	8,366		LIBOR+2.75	2.94%		October 31, 2017	7,929
The Cosmopolitan	48,010		3.75			July 1, 2051	—
Bermuda Crossroads	10,834	(4)	6.01			January 1, 2014	10,710
Smith’s Landing	24,945	(4)	LIBOR+2.15	2.34%		January 31, 2014	24,770
Main Street Land	2,208		LIBOR+2.50	4.00	%(3)	July 3, 2013	2,208

	219,155						$162,408
Credit Facility	25,000		LIBOR+1.60-2.20	2.39%		May 13, 2016	25,000

Total	$244,155						$187,408

Unamortized fair value adjustments	181
Indebtedness	$244,336

(1)	LIBOR rate is determined by individual lenders.
(2)	Subject to an interest rate swap lock.
(3)	Subject to an interest rate floor.
(4)	Principal balance excluding fair value adjustments.

Annual maturities of notes payable as of June 30, 2013 are due during the following years:

Year	Amount Due	Percentage of Total
	(In thousands)
2013	$2,208	1%
2014	63,827	34
2015	14,251	8
2016	65,555	35
2017 and thereafter	41,567	22

	$187,408	100%

Credit Facility

On May 13, 2013, we closed on a $100.0 million senior secured credit facility that includes an accordion feature that will allow us to increase the borrowing capacity under the facility up to $250.0 million. As of June 30, 2013, there was approximately $25.0 million outstanding under this credit facility. On July 16, 2013, the amount outstanding was increased by $15.0 million to $40.0 million in order to fund the full defeasance of the One Columbus loan. We intend to use the credit facility for, among other things, general corporate purposes, including completion of the projects in our development pipeline, selective acquisitions and development and redevelopment of properties, working capital and the payment of capital expenses.

Certain of our subsidiaries guaranteed the obligations under the credit facility and the Armada Hoffler Tower, Richmond Tower, Virginia Natural Gas and Sentara Williamsburg properties serve as the borrowing base for the credit facility obligations.

The credit facility matures on May 13, 2016 and includes an optional one-year extension (assuming our compliance with applicable covenants and conditions and the payment of a fee equal to 0.25% of the then applicable maximum amount of the credit facility).

The credit facility bears interest, at our option, at a rate equal to either (i) the Eurodollar rate (at our option either one, two, three or six month Eurodollar rate) plus a spread ranging from 1.60% to 2.20% based on our total leverage ratio value ranging from less than 40% to more than 55% or (ii) a base rate plus a spread ranging from 0.60% to 1.20% based on a ratio of total indebtedness to total asset value ranging from less than 40% to more than 55%, where the base rate will fluctuate each day and will equal the highest of (a) the prime rate, (b) the Federal Funds Rate plus 0.5% and (iii) the one month Eurodollar rate plus 1.0%. As of the date of this filing, the interest rate on the credit facility is LIBOR plus 1.75%.

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

Cash Flows

Comparison of the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,		Change	%
	2013	2012
	(dollars in thousands)
Operating Activities	$6,850	$6,605	$245	3.7%
Investing Activities	(14,333)	(1,275)	(13,058)	1,024.2%
Financing Activities	12,820	(11,258)	24,078	213.9%

Net Increase/(Decrease)	$5,337	$(5,928)	$11,265	190.0%

Cash and Cash Equivalents, Beginning of Period	$9,400	$13,449
Cash and Cash Equivalents, End of Period	$14,737	$7,521

Net cash provided by operating activities increased approximately $0.2 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in net cash provided by operating activities was due to increased cash inflows from property assets and liabilities offset by increased cash outflows for construction activities.

Net cash used for investing activities was approximately $(14.3) million and $(1.3) million for the six months ended June 30, 2013 and 2012, respectively. The approximate $13.1 million change in net cash used for investing activities resulted principally from increased real estate development during the six months ended June 30, 2013. In January 2013, we began construction of the Main Street Office Tower and Main Street Apartments, which we expect to place into service in July 2014.

Net cash provided by (used for) financing activities was $12.8 million and $(11.3) million for the six months ended June 30, 2013 and 2012, respectively. The approximate $24.1 million change in net cash provided by financing activities resulted from cash proceeds from our initial public offering of common stock and borrowings under our revolving credit facility offset by repayments of debt.

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

The following table sets forth a reconciliation of FFO for the three and six months ended June 30, 2013 and 2012 to net income, the most directly comparable GAAP equivalent (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$8,404	$2,110	$10,335	$3,993
Depreciation and amortization	4,020	3,232	7,179	6,579
Gain on acquisitions	(9,460)	—	(9,460)	—
Income from real estate joint ventures	(117)	(12)	(210)	(71)
Depreciation of real estate joint ventures	39	86	125	171

Funds from operations	$2,886	$5,416	$7,969	$10,672

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

Inflation

Substantially all of our office and retail leases provide for the recovery of increases in real estate taxes and operating expenses. In addition, substantially all of the leases provide for annual rent increases. We believe that inflationary increases may be offset in part by the contractual rent increases and expense escalations previously described. In addition, our multifamily leases generally have lease terms ranging from 7 to 15 months with a majority having 12-month lease terms allowing negotiation of rental rates at term end which we believe reduces our exposure to the effects of inflation.

Off-Balance Sheet Arrangements

Other than the items disclosed under the heading “Consolidated Indebtedness” we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At June 30, 2013, after giving effect to our interest rate swap derivatives, approximately $153.6 million, or 62.9%, of our debt had fixed interest rates and approximately $90.6 million, or 37.1%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0% our cash flow would decrease by approximately $0.9 million per year. At June 30, 2013, LIBOR was approximately 20 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points our cash flow would increase by approximately $0.2 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2013, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On May 13, 2013, in connection with the Formation Transactions, we issued to the prior investors in our properties an aggregate of 32,223,070 common units of limited partnership interest in our Operating Partnership (“Common Units”) with an aggregate value of approximately $370.6 million. The issuance of such units was effected in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D of the Securities Act. Pursuant to the partnership agreement of our Operating Partnership, limited partners of our Operating Partnership will have the right, commencing one year from the date of issuance of such units, to require our Operating Partnership to redeem part or all of their Common Units for cash equal to the then-current market value of an equal number of shares of our common stock, or, at our election, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter.

On May 13, 2013, we closed the IPO, pursuant to which we sold 16,525,000 shares of our common stock to the public at a public offering price of $11.50 per share. On May 21, 2013, the underwriters of our initial public offering exercised their option in full to purchase an additional 2,478,750 shares of our common stock from us at the public offering price, less the underwriting discount. We raised approximately $218.5 million in gross proceeds, resulting in net proceeds to us of approximately $192.2 million after deducting approximately $15.3 million in underwriting discounts and approximately $11.0 million in other expenses relating to the initial public offering.

All of the 19,003,750 shares were sold pursuant to (i) our registration statement on Form S-11, as amended (File No. 333-187513), that was declared effective by the SEC on May 7, 2013 and (ii) our immediately effective registration statement on Form S-11 (File No. 333-188422) filed with the SEC on May 8, 2013 pursuant to Rule 462(b) of the Securities Act. Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the offering and as representatives of the underwriters.

We contributed the net proceeds of the IPO to our Operating Partnership in exchange for Common Units, and our Operating Partnership used the net proceeds received from us as described below:

•	approximately $150.6 million to repay outstanding indebtedness, including exit fees, defeasance costs and assumption costs of approximately $0.6 million and

•

approximately $47.2 million as partial consideration for the equity interests in the entities comprising our Predecessor that we acquired from prior investors in connection with the Formation Transactions.

We intend to use the remainder of the proceeds from the IPO for general corporate purposes, including working capital, future acquisitions, transfer taxes and, potentially, paying distributions. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus we filed with the SEC pursuant to Rule 424(b) of the Securities Act on May 9, 2013.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1(1)	Form of Restricted Stock Award Agreement for Executive Officers

10.2(1)	Form of Restricted Stock Award Agreement for Directors

10.3(1)	Form of Indemnification Agreement between Armada Hoffler Properties, Inc. and its Directors and Officers

10.4(1)	Form of Tax Protection Agreement by and among Armada Hoffler Properties, Inc., Armada Hoffler, L.P., and each partner set forth in Schedule 2.1(a) thereto

10.5(1)	Form of Representation, Warranty and Indemnity Agreement among Armada Hoffler Properties, Inc., Armada Hoffler, L.P. and Daniel A. Hoffler

10.6(1)	Asset Purchase Agreement by and among AHP Construction, LLC and Armada/Hoffler Construction Company and Armada/Hoffler Construction Company of Virginia, dated as of May 1, 2013

10.7(1)	Asset Purchase Agreement by and among AHP Asset Services, LLC and Armada Hoffler Holding Company, Inc., dated as of May 1, 2013

10.8(1)	Contribution Agreement for the Apprentice School Apartment property by and among Armada Hoffler, L.P., Washington Avenue Associates, L.L.C. and Washington Avenue Apartments, L.L.C., and dated as of May 1, 2013

10.9(1)	Option and Right of First Refusal Agreement by and between and Armada Hoffler, L.P. and Courthouse Marketplace Parcel 7, L.L.C., dated as of May 1, 2013

10.10(1)	Option and Right of First Refusal Agreement by and between and Armada Hoffler, L.P. and Courthouse Outparcel A-1-B-2, LLC, dated as of May 1, 2013

10.11(1)	Option and Right of First Refusal Agreement by and between and Armada Hoffler, L.P. and Hanbury Village, LLC, dated as of May 1, 2013

10.12(1)	Option and Right of First Refusal Agreement by and between and Armada Hoffler, L.P. and Lake View AH-VNG, LLC, dated as of May 1, 2013

10.13(1)	Option and Right of First Refusal Agreement by and between and Armada Hoffler, L.P. and Oyster Point Hotel Associates, L.L.C., dated as of May 1, 2013

10.14*	Option Transfer Agreement by and among Town Center Associates, L.L.C. Armada/Hoffler Properties, L.L.C., City Center Associates, L.L.C. and Armada Hoffler, L.P., dated as of May 10, 2013

15.1*	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

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

ARMADA HOFFLER PROPERTIES, INC.

Date: August 14, 2013	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1(1)	Form of Restricted Stock Award Agreement for Executive Officers

10.2(1)	Form of Restricted Stock Award Agreement for Directors

10.3(1)	Form of Indemnification Agreement between Armada Hoffler Properties, Inc. and its Directors and Officers

10.4(1)	Form of Tax Protection Agreement by and among Armada Hoffler Properties, Inc., Armada Hoffler, L.P., and each partner set forth in Schedule 2.1(a) thereto

10.5(1)	Form of Representation, Warranty and Indemnity Agreement among Armada Hoffler Properties, Inc., Armada Hoffler, L.P. and Daniel A. Hoffler

10.6(1)	Asset Purchase Agreement by and among AHP Construction, LLC and Armada/Hoffler Construction Company and Armada/Hoffler Construction Company of Virginia, dated as of May 1, 2013

10.7(1)	Asset Purchase Agreement by and among AHP Asset Services, LLC and Armada Hoffler Holding Company, Inc., dated as of May 1, 2013

10.8(1)	Contribution Agreement for the Apprentice School Apartment property by and among Armada Hoffler, L.P., Washington Avenue Associates, L.L.C. and Washington Avenue Apartments, L.L.C., and dated as of May 1, 2013

10.9(1)	Option and Right of First Refusal Agreement by and between and Armada Hoffler, L.P. and Courthouse Marketplace Parcel 7, L.L.C., dated as of May 1, 2013

10.10(1)	Option and Right of First Refusal Agreement by and between and Armada Hoffler, L.P. and Courthouse Outparcel A-1-B-2, LLC, dated as of May 1, 2013

10.11(1)	Option and Right of First Refusal Agreement by and between and Armada Hoffler, L.P. and Hanbury Village, LLC, dated as of May 1, 2013

10.12(1)	Option and Right of First Refusal Agreement by and between and Armada Hoffler, L.P. and Lake View AH-VNG, LLC, dated as of May 1, 2013

10.13(1)	Option and Right of First Refusal Agreement by and between and Armada Hoffler, L.P. and Oyster Point Hotel Associates, L.L.C., dated as of May 1, 2013

10.14*	Option Transfer Agreement by and among Town Center Associates, L.L.C. Armada/Hoffler Properties, L.L.C., City Center Associates, L.L.C. and Armada Hoffler, L.P., dated as of May 10, 2013

15.1*	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

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