Form 10-Q
period 2013-09-30
Armada Hoffler Properties, Inc.
filed 2013-11-12
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of Registrant’s common shares outstanding on November 8, 2013 was 19,163,623.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. Financial Information

Item 1.	Financial Statements

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Balance Sheets

(In Thousands, except par value and share data)

	SEPTEMBER 30, 2013	PREDECESSOR DECEMBER 31, 2012
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$404,742	$350,814
Held for development	7,081	3,926
Construction in progress	29,091	—

	440,914	354,740
Accumulated depreciation	(101,920)	(92,454)

Net real estate investments	338,994	262,286
Cash and cash equivalents	9,775	9,400
Restricted cash	2,966	3,725
Accounts receivable, net	17,846	17,423
Construction receivables, including retentions	12,619	10,490
Construction contract costs and estimated earnings in excess of billings	1,452	1,206
Due from affiliates	—	5,719
Other assets	23,199	21,564

Total Assets	$406,851	$331,813

LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$247,356	$334,438
Participating note	—	643
Accounts payable and accrued liabilities	6,970	2,478
Construction payables, including retentions	26,162	17,369
Billings in excess of construction contract costs and estimated earnings	2,270	4,236
Due to affiliates	—	3,597
Due to related parties	406	—
Other liabilities	15,736	10,393

Total Liabilities	$298,900	$373,154
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 19,163,500 shares issued and outstanding as of September 30, 2013	192	—
Additional paid-in capital	1,010	—
Distributions in excess of earnings	(46,195)	—
Predecessor deficit	—	(41,341)

Total stockholders’ and predecessor deficit	(44,993)	(41,341)
Noncontrolling interests	152,944	—

Total Equity	107,951	(41,341)

Total Liabilities and Equity	$406,851	$331,813

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statements of Income

(In Thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Revenues
Rental revenues	$14,899	$13,318	$42,528	$40,314
General contracting and real estate services revenues	21,896	13,631	63,143	40,655

Total revenues	36,795	26,949	105,671	80,969

Expenses
Rental expenses	3,840	3,637	10,468	9,445
Real estate taxes	1,317	1,200	3,777	3,592
General contracting and real estate services expenses	20,907	12,707	60,868	38,200
Depreciation and amortization	3,933	2,718	11,112	9,297
General and administrative expenses	1,638	904	5,212	2,692
Impairment charges	—	—	533	—

Total expenses	31,635	21,166	91,970	63,226

Operating income	5,160	5,783	13,701	17,743
Interest expense	(2,598)	(4,174)	(9,802)	(12,518)
Loss on extinguishment of debt	(1,127)	—	(2,252)	—
Gain on acquisitions	—	—	9,460	—
Other (expense) income	(109)	146	343	533

Income before taxes	1,326	1,755	11,450	5,758
Income tax (provision) benefit	(74)	—	137	—

Income from continuing operations	1,252	1,755	11,587	5,758
Discontinued operations:
Loss from discontinued operations	—	—	—	(35)
Gain on sale of real estate	—	—	—	25

Loss from discontinued operations	—	—	—	(10)

Net income	1,252	$1,755	11,587	$5,748

Net income attributable to Predecessor	—		(2,020)
Net income attributable to noncontrolling interests	(507)		(3,936)

Net income attributable to stockholders	$745		$5,631

Net income per share:
Basic and diluted	$0.04		$0.30

Weighted-average outstanding:
Common shares	19,164		18,969
Common units	13,059		13,059

Basic and diluted	32,223		32,028

Dividends declared per common share and unit	$0.16		$0.24

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statement of Equity

(In Thousands, except share data)

(Unaudited)

	Number of common shares	Common stock	Additional paid- in capital	Distributions in excess of earnings	Predecessor deficit	Total stockholders’ and Predecessor deficit	Noncontrolling interests	Total equity
Predecessor
Balance, January 1, 2013	—	$—	$—	$—	$(41,341)	$(41,341)	$—	$(41,341)
Net income	—	—	—	—	2,020	2,020	—	2,020
Contributions	—	—	—	—	2,218	2,218	—	2,218
Distributions	—	—	—	—	(12,399)	(12,399)	—	(12,399)

Balance, May 12, 2013	—	—	—	—	(49,502)	(49,502)	—	(49,502)
Armada Hoffler Properties, Inc.
Net proceeds from sale of common stock	19,003,750	190	191,993	—	—	192,183	—	192,183
Formation Transactions	—	—	(191,993)	(47,227)	49,502	(189,718)	152,142	(37,576)
Restricted stock award grants	159,955	2	(2)	—	—	—	—	—
Restricted stock award forfeitures	(205)	—	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	1,012	—	—	1,012	—	1,012
Net income	—	—	—	5,631	—	5,631	3,936	9,567
Dividends declared	—	—	—	(4,599)	—	(4,599)	(3,134)	(7,733)

Balance, September 30, 2013	19,163,500	$192	$1,010	$(46,195)	$—	$(44,993)	$152,944	$107,951

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statements of Cash Flows

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$11,587	$5,748
Loss from discontinued operations	—	10

Income from continuing operations	11,587	5,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	9,482	8,397
Amortization of deferred leasing costs and in-place lease intangibles	1,630	900
Accrued straight-line rental revenue	(763)	(1,340)
Amortization of lease incentives and above or below-market rents	537	549
Accrued straight-line ground rent expense	273	248
Bad debt expense	155	78
Non-cash stock compensation	1,012	—
Impairment charges	533	—
Non-cash interest expense	482	437
Non-cash loss on extinguishment of debt	542	—
Gain on acquisitions	(9,460)	—
Change in the fair value of derivatives	(41)	(338)
Income from real estate joint ventures	(210)	(139)
Changes in operating assets and liabilities:
Property assets	6,438	(1,944)
Property liabilities	(563)	1,769
Construction assets	(2,375)	4,325
Construction liabilities	(1,071)	(10,207)

Net cash provided by continuing operations	18,188	8,493
Net cash used for discontinued operations	—	(34)

Net cash provided by operating activities	18,188	8,459

INVESTING ACTIVITIES
Development of real estate investments	(24,928)	(776)
Tenant and building improvements	(2,452)	(2,041)
Acquisitions of real estate investments, net of cash acquired	(2,106)	—
Government development grants	300	400
Decrease in restricted cash	455	170
Contributions to real estate joint ventures	(81)	—
Return of capital from real estate joint ventures	511	280
Deferred leasing costs	(671)	(453)
Leasing incentives	(243)	—

Net cash used for continuing operations	(29,215)	(2,420)
Net cash provided by discontinued operations	—	497

Net cash used for investing activities	(29,215)	(1,923)

FINANCING ACTIVITIES
Proceeds from sale of common stock	203,245	—
Offering costs	(7,604)	—
Formation Transactions	(47,221)	—
Debt issuances and credit facility borrowings	62,700	18,752
Debt and credit facility payments, including principal amortization	(184,606)	(22,467)
Debt issuance costs	(1,825)	(350)
Predecessor distributions, net	(10,709)	(7,500)
Dividends	(2,578)	—

Net cash provided by (used for) continuing operations	11,402	(11,565)
Net cash provided by discontinued operations	—	—

Net cash provided by (used for) financing activities	11,402	(11,565)

Net increase (decrease) in cash and cash equivalents	375	(5,029)
Cash and cash equivalents, beginning of period	9,400	13,449

Cash and cash equivalents, end of period	$9,775	$8,420

Supplemental cash flow information:
Cash paid for interest	$10,170	$12,184
Decrease in distributions payable	$(528)	$(825)

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

Armada Hoffler Properties, Inc. Predecessor (the “Predecessor”) is not a single legal entity, but rather a combination of real estate and construction entities. The Predecessor is engaged in the development, construction, ownership and management of office, retail and multifamily properties in markets throughout the Mid-Atlantic United States. The entities comprising the Predecessor include: (i) the property development and asset management businesses of Armada Hoffler Holding Company, Inc. (“AH Holding”), (ii) the general commercial construction businesses of Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia (collectively, “AH Construction”), (iii) controlling interests in entities that own 22 properties (seven office, 14 retail and one multifamily), (iv) controlling interests in entities undertaking the development of six properties (two office, two retail and two multifamily, collectively the “Development Pipeline”) and (v) non-controlling interests in entities that own one retail property and one multifamily property (collectively, the “Non-controlled Entities”). AH Holding, AH Construction, the controlling interests in the 22 real estate properties and the controlling interests in the Development Pipeline are referred to as the Controlled Entities. The Controlled Entities were under common ownership by their individual partners, members and stockholders and under common control by Daniel A. Hoffler prior to the IPO and the Formation Transactions. Mr. Hoffler had the ability to control each of the Controlled Entities as the primary beneficiary, the majority vote holder or through his interest as a general partner or managing member. The financial position and results of operations of the Controlled Entities have been combined in the Predecessor financial statements for the periods prior to the completion of the IPO and the Formation Transactions. The Predecessor accounted for its investments in the Non-controlled Entities under the equity method of accounting.

Controlled Entities (Combined by the Predecessor)

Office Properties	Location
Armada Hoffler Tower	Virginia Beach, VA
Richmond Tower	Richmond, VA
One Columbus	Virginia Beach, VA
Two Columbus	Virginia Beach, VA
Oyster Point	Newport News, VA
Virginia Natural Gas	Virginia Beach, VA
Sentara Williamsburg	Williamsburg, VA

Retail Properties	Location
249 Central Park Retail	Virginia Beach, VA
South Retail	Virginia Beach, VA
Studio 56 Retail	Virginia Beach, VA
Commerce Street Retail	Virginia Beach, VA
Fountain Plaza Retail	Virginia Beach, VA
Dick’s at Town Center	Virginia Beach, VA
Broad Creek Shopping Center	Norfolk, VA
North Point Center	Durham, NC
Hanbury Village	Chesapeake, VA
Gainsborough Square	Chesapeake, VA
Parkway Marketplace	Virginia Beach, VA
Harrisonburg Regal	Harrisonburg, VA
Courthouse 7-Eleven	Virginia Beach, VA
Tyre Neck Harris Teeter	Portsmouth, VA

Multifamily Property	Location
The Cosmopolitan	Virginia Beach, VA

Development Pipeline	Location
4525 Main Street(1)	Virginia Beach, VA
Encore Apartments(2)	Virginia Beach, VA
Whetstone Apartments(3)	Durham, NC
Sandbridge Commons	Virginia Beach, VA
Brooks Crossing	Newport News, VA
Greentree Shopping Center	Chesapeake, VA

(1)	Previously referred to as Main Street Office.
(2)	Previously referred to as Main Street Apartments.
(3)	Previously referred to as Jackson Street Apartments.

General Contracting and Real Estate Services
AH Holding	AH Construction

Non-controlled Entities (Accounted for under the equity method by the Predecessor)

Retail Property	Location
Bermuda Crossroads	Chester, VA

Multifamily Property	Location
Smith’s Landing	Blacksburg, VA

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

Pursuant to the Formation Transactions, the Operating Partnership: (i) acquired 100% of the interests in the Controlled Entities and the Non-controlled Entities, (ii) succeeded to the ongoing construction and development businesses of AH Holding and AH Construction, (iii) assumed asset management of certain of the properties acquired from the Predecessor, (iv) succeeded to the third party asset management business of AH Holding, (v) succeeded to the projects in the Development Pipeline, (vi) received options to acquire nine parcels of developable land from the Predecessor and (vii) entered into a contribution agreement to acquire Liberty Apartments, a 197-unit multifamily property located in Newport News, VA, upon satisfaction of certain conditions and transferability restrictions including completion of the project’s construction by AH Construction.

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

On May 13, 2013, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a $100.0 million senior secured revolving credit facility. Subject to the satisfaction of certain conditions, the Operating Partnership has the option to increase the borrowing capacity under the revolving credit facility to $250.0 million. The revolving credit facility has a three-year term with an initial maturity date of May 13, 2016 and bears interest between LIBOR plus 1.60% and LIBOR plus 2.20%. The Operating Partnership has the option to extend the term to May 12, 2017. Upon completion of the IPO, the Operating Partnership borrowed $40.0 million under the revolving credit facility to fund a portion of the consideration payable in connection with the completion of the Formation Transactions, repay existing lines of credit and certain debt relating to the projects in the Development Pipeline and repay existing indebtedness relating to certain properties acquired in connection with the Formation Transactions.

Because of the timing of the IPO and the Formation Transactions, the Company’s financial condition as of December 31, 2012 and results of operations for the three and nine months ended September 30, 2012 reflect the financial condition and results of operations of the Predecessor. The Company’s results of operations for the nine months ended September 30, 2013 reflect the results of operations of the Predecessor together with the Company, while the financial condition as of September 30, 2013 and the results of operations for the three months ended September 30, 2013 reflect those solely of the Company. References in these notes to condensed consolidated and combined financial statements to “Armada Hoffler” signify the Company for the period after the completion of the IPO and the Formation Transactions on May 13, 2013 and the Predecessor for all prior periods.

Federal Income Taxes

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust for federal income tax purposes commencing with the taxable year ending December 31, 2013.

Emerging Growth Company Status

The Company qualifies as an emerging growth company (“EGC”) pursuant to the Jumpstart Our Business Startups Act. An EGC may choose to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the Financial Accounting Standards Board or the U.S. Securities and Exchange Commission (the “SEC”). The Company has elected to opt out of such extended transition period. This election is irrevocable.

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

The accompanying consolidated and combined financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited combined financial statements of the Predecessor for the year ended December 31, 2012, included in the Company’s final prospectus dated May 7, 2013 and filed with the SEC on May 9, 2013 (SEC File No. 333-187513).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates are based on management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from management’s estimates.

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

Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. Management analyzes its tax filing positions in the U.S. federal, state and local jurisdictions where it is required to file income tax returns for all open tax years. If, based on this analysis, management determines that uncertainties in tax positions exist, a liability is established. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction to the provision for income taxes.

Noncontrolling Interests

Upon completion of the IPO and the Formation Transactions, the Operating Partnership issued 13,059,365 common units of limited partnership interest to the Predecessor’s prior investors as partial consideration for the contribution of their interests in the Predecessor to the Operating Partnership, which the Company recognized at fair value. Noncontrolling interests in the Company represent common units of the Operating Partnership held by the Predecessor’s prior investors. As of September 30, 2013, the Company held a 59.5% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership.

Holders of common units may not transfer their units without the Company’s prior consent as general partner of the Operating Partnership. Beginning on the first anniversary of the completion of the IPO and the Formation Transactions, common unitholders may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock at the time of redemption or, at the Company’s option and sole discretion, for shares of common stock on a one-for-one basis. Accordingly, the Company presents the common units of the Operating Partnership held by the Predecessor’s prior investors as noncontrolling interests within equity in the consolidated balance sheet.

Dividends

On July 11, 2013, the Company paid cash dividends of approximately $1.5 million to common stockholders and approximately $1.1 million to common unitholders, representing $0.08 per share or unit.

On August 9, 2013, the Company’s Board of Directors declared a cash dividend of $0.16 per share or unit payable on October 10, 2013 to common stockholders and common unitholders of record on October 1, 2013. On October 10, 2013, the Company paid cash dividends of approximately $3.1 million to common stockholders and approximately $2.1 million to common unitholders. The aggregate $5.2 million dividend payable as of September 30, 2013 is presented within other liabilities in the condensed consolidated balance sheet.

Net Income Per Share

The Company calculates net income per share based upon the weighted average shares outstanding during the period beginning May 13, 2013. Diluted net income per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were no potential dilutive shares outstanding during the three or nine months ended September 30, 2013. As a result, basic and diluted outstanding shares were the same.

3.	Segments

Segment information is prepared on the same basis that Armada Hoffler’s management reviews information for operational decision-making purposes. Management evaluates the performance of each of Armada Hoffler’s properties individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. Armada Hoffler operates in four business segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services. Armada Hoffler’s office properties provide office space for various types of businesses and professions. Armada Hoffler’s retail properties are a diverse mix of: (i) retail shopping centers typically anchored by large, nationally recognized tenants, (ii) retail centers located in the Virginia Beach Town Center and (iii) single-tenant properties. Armada Hoffler’s multifamily residential properties provide rental housing in Virginia Beach, VA and Blacksburg, VA. Armada Hoffler’s general contracting and real estate services business develops and builds properties for its own account and also provides construction and development services to related parties and third-party clients.

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

Net operating income of Armada Hoffler’s reportable segments for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Office real estate
Rental revenues	$6,364	$6,194	$19,270	$19,153
Property expenses	2,081	2,271	5,967	5,921

Segment net operating income	4,283	3,923	13,303	13,232

Retail real estate
Rental revenues	5,683	5,297	16,071	15,584
Property expenses	1,745	1,618	5,054	4,624

Segment net operating income	3,938	3,679	11,017	10,960
Multifamily residential real estate
Rental revenues	2,852	1,827	7,187	5,577
Property expenses	1,331	946	3,224	2,453

Segment net operating income	1,521	881	3,963	3,124

General contracting and real estate services
Segment revenues	21,896	13,631	63,143	40,655
Segment expenses	20,907	12,707	60,868	38,200

Segment net operating income	989	924	2,275	2,455

Other	—	(2)	—	(39)

Net operating income	$10,731	$9,405	$30,558	$29,732

General contracting and real estate services revenues for the three and nine months ended September 30, 2013 exclude revenue related to intercompany construction contracts of approximately $13.3 million and $18.9 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2013 exclude expenses related to intercompany construction contracts of approximately $13.1 million and $18.7 million, respectively.

General contracting and real estate services revenues for the three and nine months ended September 30, 2012 exclude revenue related to intercompany construction contracts of approximately $0.2 million and $1.0 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2012 exclude expenses related to intercompany construction contracts of approximately $0.2 million and $1.0 million, respectively.

The following table reconciles net operating income to net income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net operating income	$10,731	$9,405	$30,558	$29,732
Depreciation and amortization	(3,933)	(2,718)	(11,112)	(9,297)
General and administrative expenses	(1,638)	(904)	(5,212)	(2,692)
Impairment charges	—	—	(533)	—
Interest expense	(2,598)	(4,174)	(9,802)	(12,518)
Loss on extinguishment of debt	(1,127)	—	(2,252)	—
Gain on acquisitions	—	—	9,460	—
Other income (expense)	(109)	146	343	533
Results from discontinued operations	—	—	—	(10)
Income tax benefit (expense)	(74)	—	137	—

Net income	$1,252	$1,755	$11,587	$5,748

General and administrative expenses represent costs not directly associated with the operation and management of Armada Hoffler’s real estate properties. General and administrative expenses include office personnel salaries and benefits, bank fees, accounting fees and other office expenses. For the three and nine months ended September 30, 2013, general and administrative expenses include non-cash stock compensation of $0.2 million and $1.0 million, respectively.

During the nine months ended September 30, 2013, the Company recognized $0.5 million of impairment charges representing unamortized leasing assets related to two vacated retail tenants.

Rental revenues of Armada Hoffler’s reportable segments for the three and nine months ended September 30, 2013 and 2012 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Minimum rents
Office	$6,059	$5,972	$18,264	$17,919
Retail	4,759	4,376	13,733	13,072
Multifamily	2,370	1,621	6,060	4,814
Percentage rents(1)
Office	—	—	104	109
Retail	35	40	88	96
Multifamily	21	30	84	93
Other(2)
Office	304	222	901	1,125
Retail	890	881	2,251	2,416
Multifamily	461	176	1,043	670

Rental revenues	$14,899	$13,318	$42,528	$40,314

(1)	Percentage rents are based on tenants’ sales.
(2)	Other rental revenue includes cost reimbursements for real estate taxes, property insurance and common area maintenance as well as termination fees.

Property expenses of Armada Hoffler’s reportable segments for the three and nine months ended September 30, 2013 and 2012 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Rental expenses
Office	$1,536	$1,740	$4,341	$4,303
Retail	1,230	1,134	3,593	3,239
Multifamily	1,074	761	2,534	1,896
Other	—	2	—	7

Total	$3,840	$3,637	$10,468	$9,445

Real estate taxes
Office	$545	$531	$1,626	$1,618
Retail	515	484	1,461	1,385
Multifamily	257	185	690	557
Other	—	—	—	32

Total	$1,317	$1,200	$3,777	$3,592

Property expenses	$5,157	$4,837	$14,245	$13,037

Rental expenses represent costs directly associated with the operation and management of Armada Hoffler’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance and utilities.

4.	Real Estate Investments

Armada Hoffler’s real estate investments comprised the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
	(Unaudited)
Land	$37,812	$24,511
Land improvements	12,567	11,543
Buildings and improvements	364,439	316,596
Development costs	4,173	2,090
Construction in progress	21,923	—

	440,914	354,740

Accumulated depreciation	(101,920)	(92,454)

Net real estate investments	$338,994	$262,286

As of September 30, 2013 and December 31, 2012, land includes approximately $2.3 million and $1.8 million, respectively, for the 4525 Main Street and Encore Apartments development projects. Development and construction costs capitalized in connection with the 4525 Main Street and Encore Apartments projects are presented as construction in progress as of September 30, 2013.

As discussed in Notes 1 and 9, the Operating Partnership acquired a controlling interest in Bermuda Crossroads and Smith’s Landing on May 13, 2013. As of September 30, 2013, land includes approximately $5.5 million related to Bermuda Crossroads.

As of September 30, 2013, land includes approximately $2.6 million related to the Whetstone Apartments project, which Armada Hoffler purchased on June 4, 2013. Development and construction costs capitalized in connection with the Whetstone Apartments project are presented as construction in progress as of September 30, 2013.

As of September 30, 2013, land includes approximately $5.2 million related to the Sandbridge Commons project, which Armada Hoffler purchased on August 27, 2013.

5.	Indebtedness

On January 3, 2013, Armada Hoffler modified the Main Street Land loan to extend the maturity date from January 5, 2013 to April 3, 2013. On March 25, 2013, Armada Hoffler modified the Main Street Land loan to extend the term to July 3, 2013, on which date the Company repaid the outstanding balance of the loan in full.

On January 16, 2013, Armada Hoffler modified the Virginia Natural Gas loan to lower the interest rate floor from 4.00% to 3.00%.

On February 19, 2013, Armada Hoffler modified the Gainsborough Square loan to extend the maturity date from December 28, 2013 to January 28, 2014.

On April 15, 2013, Armada Hoffler borrowed an additional $2.7 million on Broad Creek Shopping Center Note 2.

In connection with the IPO and Formation Transactions, the Company used proceeds from the IPO and the revolving credit facility to repay the following debt (in thousands):

Armada Hoffler Tower	$38,813
Richmond Tower	46,523
Two Columbus	18,785
Virginia Natural Gas	5,457
Sentara Williamsburg	10,915
North Point Center Note 3	9,242
Gainsborough Square	9,732
Parkway Marketplace	5,669
Courthouse 7-Eleven Note 1	1,485

Properties unencumbered		$146,621
Broad Creek Shopping Center Note 2	2,697
Oyster Point Participation Note	643

Other debt repayments		3,340

Total		$149,961

During the nine months ended September 30, 2013, the Company recognized a $1.1 million loss on extinguishment of debt representing $0.6 million of fees and $0.5 million of unamortized debt issuance costs associated with the debt repaid in connection with the IPO and Formation Transactions.

As discussed in Note 1, upon completion of the IPO, the Operating Partnership borrowed $40.0 million under the revolving credit facility to fund a portion of the consideration payable in connection with the completion of the Formation Transactions, repay existing lines of credit and certain debt relating to the projects in the Development Pipeline and repay existing indebtedness relating to certain properties acquired in connection with the Formation Transactions. The revolving credit facility has a three-year term with an initial maturity date of May 13, 2016 and bears interest between LIBOR plus 1.60% and LIBOR plus 2.20%. The Operating Partnership has the option to extend the maturity date to May 12, 2017. The Operating Partnership incurred approximately $1.8 million of costs in connection with the revolving credit facility.

On July 16, 2013, the Operating Partnership borrowed an additional $15.0 million under the revolving credit facility and defeased the One Columbus loan on July 17, 2013 for $14.9 million, including costs of $1.0 million. The Company recognized a $1.0 million loss on extinguishment of debt representing fees and unamortized debt issuance costs.

On July 30, 2013, the Company closed on a $63.0 million construction loan to fund the 4525 Main Street and Encore Apartments development projects. The construction loan bears interest at LIBOR plus 1.95% and matures on January 30, 2017. As of September 30, 2013, the Company did not have any amounts outstanding on the construction loan.

As of September 30, 2013, the Operating Partnership had $45.0 million outstanding and $55.0 million available on the revolving credit facility for which Armada Hoffler Tower, Richmond Tower, Virginia Natural Gas and Sentara Williamsburg collectively served as the borrowing base collateral. As of September 30, 2013, the interest rate on the revolving credit facility was 1.93%.

Subsequent to September 30, 2013:

On October 8, 2013, the Company borrowed an additional $15.0 million under the revolving credit facility, resulting in an outstanding balance of $60.0 million on the revolving credit facility.

On October 8, 2013, the Company closed on an $18.5 million construction loan to fund the Whetstone Apartments development project in Durham, NC. The construction loan bears interest at LIBOR plus 1.90% and matures on October 8, 2016, with a one-year extension option. As of the date of this filing, the Company did not have any amounts outstanding on this construction loan.

On October 10, 2013, the Operating Partnership increased the aggregate capacity under the revolving credit facility to $155.0 million by adding the following six properties to the borrowing base collateral: i) One Columbus, (ii) Two Columbus, (iii) a portion of North Point Center, (iv) Gainsborough Square, (v) Parkway Marketplace and (vi) Courthouse 7-Eleven.

On October 11, 2013, the Operating Partnership repaid the Bermuda Crossroads loan for approximately $10.8 million.

On October 25, 2013, the Operating Partnership amended Broad Creek Shopping Center Notes 1, 2 and 3 to lower the interest rates to LIBOR plus 2.25% and extend the maturity dates to October 31, 2018. The lender also agreed to make Broad Creek Shopping Center Notes 1, 2 and 3 each non-recourse loans.

On October 31, 2013, the Operating Partnership amended the Commerce Street Retail loan, Hanbury Village Note 2 and the Tyre Neck Harris Teeter loan to lower the interest rates to LIBOR plus 2.25% and extend the maturity dates to October 31, 2018. The Operating Partnership collectively prepaid approximately $1.4 million of principal on these three loans. The lender also agreed to make the Commerce Street Retail loan, Hanbury Village Note 2 and the Tyre Neck Harris Teeter loan each non-recourse loans.

As of the date of this filing, the Company had approximately $5.9 million outstanding on the 4525 Main Street and Encore Apartments construction loans.

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

On September 1, 2013, Armada Hoffler executed three interest rate cap agreements with a total notional amount of approximately $103.0 million, strike prices ranging from 1.50% to 3.50% and terms ending on March 1, 2016. The total premium paid to execute the three interest rate cap agreements was approximately $0.2 million.

Armada Hoffler’s derivatives comprised the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
		(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Gain	Loss		Gain	Loss
Pay fixed interest rate swaps	$710	$—	$(18)	$11,721	$—	$(239)
Interest rate caps	112,232	97	—	9,356	9	—

Total	$112,942	$97	$(18)	$21,077	$9	$(239)

The changes in the fair value of Armada Hoffler’s derivatives during the three and nine months ended September 30, 2013 and 2012 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Pay fixed interest rate swaps	$(2)	$122	$150	$343
Interest rate caps	(113)	(5)	(109)	(5)

Other (expense) income	$(115)	$117	$41	$338

7.	Employee Benefit Plans

The Predecessor had a deferred compensation plan for certain key employees pursuant to which Armada Hoffler purchased whole life insurance policies. Armada Hoffler discontinued its deferred compensation plan in May 2013 and as result, the Company has no further obligation under this plan. As of December 31, 2012, the Predecessor’s deferred compensation liability and cash surrender value of life insurance policies were both approximately $1.2 million.

The Armada Hoffler Properties, Inc. 2013 Equity Incentive Plan provides for stock based awards in the form of options, restricted shares and other equity awards up to an aggregate of 700,000 shares over the ten-year term of the plan.

During the nine months ended September 30, 2013, the Company granted an aggregate of 168,642 shares of restricted stock to employees and non-employee directors at a grant date fair value of $11.50. Using the accelerated attribution method, the Company recognized stock based compensation related to vested shares during the three and nine months ended September 30, 2013 of approximately $0.2 million and $1.0 million, respectively. As of September 30, 2013, there were 112,223 non-vested restricted shares outstanding; the total compensation cost related to non-vested restricted shares was approximately $0.9 million, which we expect to recognize over the next 21 months.

8.	Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs—quoted prices in active markets for identical assets or liabilities

Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs—unobservable inputs

Except as disclosed below, the carrying amounts of Armada Hoffler’s financial instruments approximate their fair value. Financial assets and liabilities whose fair values are measured on a recurring basis using Level 2 inputs consist of interest rate swaps, interest rate caps, the cash surrender value of life insurance and deferred compensation. Armada Hoffler measures the fair values of these assets and liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

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

The carrying amounts and fair values of our financial instruments, all of which are based on Level 2 inputs, as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Secured debt	$247,356	$234,375	$334,438	$339,623
Participating note	—	—	643	643
Interest rate swap liabilities	18	18	239	239
Interest rate cap assets	97	97	9	9
Cash surrender value of life insurance	—	—	1,196	1,196
Deferred compensation liability	—	—	1,249	1,249

9.	Acquisition of Non-controlled Entities

As discussed in Note 1, the Company completed the IPO of shares of its common stock on May 13, 2013. Substantially concurrent with the completion of the IPO and in connection with the Formation Transactions, the Operating Partnership acquired 100% of the interests in the Non-controlled Entities of the Predecessor (Bermuda Crossroads and Smith’s Landing).

The acquisitions of the interests in Bermuda Crossroads and Smith’s Landing on May 13, 2013 were accounted for as purchases at fair value under the acquisition method of accounting. Total consideration in the form of cash and common units paid for the 50% interest in Bermuda Crossroads was approximately $3.2 million. Total consideration in the form of cash and common units paid for the 60% interest in Smith’s Landing was approximately $7.5 million.

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

The following table summarizes the consolidated and combined results of operations of Armada Hoffler, Bermuda Crossroads and Smith’s Landing on a pro forma basis, as if both Bermuda Crossroads and Smith’s Landing had been acquired as of January 1, 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2012	2013	2012
	(Unaudited)
Rental revenues	$14,899	$14,767	$44,538	$44,564
Net (loss) income	1,448	1,863	2,667	15,233

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

Pro forma net income for the nine months ended September 30, 2012 includes the nonrecurring $9.5 million gain as a result of remeasuring the Predecessor’s prior equity interests in Bermuda Crossroads and Smith’s Landing held before the acquisitions.

Rental revenues and net income of both Bermuda Crossroads and Smith’s Landing for the period from the acquisition date to September 30, 2013 included in the consolidated and combined statements of income were approximately $2.3 million and $(0.3) million, respectively.

10.	Discontinued Operations

Armada Hoffler presents properties held for sale as discontinued operations only when Armada Hoffler will not have any significant continuing involvement in the properties’ operations after their disposition and when the properties’ operations and cash flows: (i) can be clearly distinguished and (ii) will be eliminated from Armada Hoffler’s ongoing operations upon disposition. Armada Hoffler presented the held for sale Studio 56 residential condominium units as discontinued operations during the three and nine months ended September 30, 2012. Net sale proceeds during the nine months ended September 30, 2012 were approximately $0.5 million. Armada Hoffler sold the last Studio 56 residential condominium unit during the three months ended June 30, 2012. Armada Hoffler currently has no plans to develop and sell residential condominium units.

11.	Related Party Transactions

Armada Hoffler provides general contracting and real estate services to certain related party entities that are not included in these consolidated and combined financial statements.

Revenue from construction contracts with related parties of Armada Hoffler was approximately $10.6 million and $7.2 million for the three months ended September 30, 2013 and 2012, respectively. Fees from such contracts were approximately $0.3 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively.

Revenue from construction contracts with related parties of Armada Hoffler was approximately $35.7 million and $10.0 million for the nine months ended September 30, 2013 and 2012, respectively. Fees from such contracts were approximately $1.1 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Real estate services fees from affiliated entities of Armada Hoffler were not significant for either the three or nine months ended September 30, 2013 or 2012. In addition, affiliated entities also reimburse Armada Hoffler for monthly maintenance and facilities management services provided to the properties. Cost reimbursements from affiliated entities were not significant for either the three or nine months ended September 30, 2013 or 2012.

Amounts due to related parties as of September 30, 2013 include amounts payable to prior investors in connection with the Formation Transactions.

Distributions payable to the owners of the Predecessor of approximately $0.5 million are presented within due to affiliates in the combined balance sheet as of December 31, 2012.

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

As discussed in Note 5, the Company borrowed an additional $15.0 million on the revolving credit facility, closed on an $18.5 million construction loan to fund the Whetstone Apartments development project, increased the aggregate capacity under the revolving credit facility to $155.0 million, repaid the Bermuda Crossroads loan for approximately $10.8 million, amended six loans and borrowed approximately $5.9 million on the 4525 Main Street and Encore Apartments construction loans.

As discussed in Note 2, the Company paid an aggregate of approximately $5.2 million of cash dividends to common stockholders and common unitholders on October 10, 2013.

Effective October 24, 2013, Admiral Joseph W. Prueher, USN (Ret.) was unanimously elected to the Company’s Board of Directors (the “Board”). Admiral Prueher will serve until the Company’s annual meeting of stockholders to be held in 2014 and until his successor is duly elected and qualifies. In connection with his appointment, Admiral Prueher received a grant of 585 shares of restricted common stock under the Company’s 2013 Equity Incentive Plan. One-third of the grant vested on October 24, 2013, the date of grant, while the remaining two-thirds vest in equal amounts on the first two anniversaries following the date of grant, subject to Admiral Prueher’s continued service on the Board.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. (successor to the entities described in Note 1) as of September 30, 2013, and the related condensed consolidated and combined statements of income for the three and nine-month periods ended September 30, 2013 and 2012, the condensed consolidated and combined statements of cash flows for the nine-month periods ended September 30, 2013 and 2012 and the condensed consolidated and combined statement of equity for the nine-month period ended September 30, 2013. These financial statements are the responsibility of the Company’s management.

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

November 12, 2013

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	our failure to develop the properties in our identified development pipeline successfully, on the anticipated timeline or at the anticipated costs;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	difficulties in identifying or completing development or acquisition opportunities, including our proposed acquisition of Liberty Apartments;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate sources segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	general economic conditions;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets in the Mid-Atlantic United States. As of September 30, 2013, our portfolio comprised 7 office properties, 15 retail properties and 2 multifamily properties located in Virginia and North Carolina.

We are a Maryland corporation formed on October 12, 2012 to acquire the entities in which Daniel A. Hoffler and his affiliates, certain of our other officers, directors and their affiliates and other third parties owned a direct or indirect interest (the “Formation Transactions”). We did not have any operating activity until the consummation of our initial public offering of our shares of common stock (the “IPO”) and the Formation Transactions on May 13, 2013. Upon completing our IPO and the Formation Transactions, we carry on our operations through Armada Hoffler, L.P. (our “Operating Partnership”), whose assets, liabilities and results of operations we consolidate.

Our “Predecessor” is not a single legal entity, but rather a combination of real estate and construction entities that were under common control by our Executive Chairman, Daniel A. Hoffler. These entities include: (i) controlling interests in entities that owned 7 office properties, 14 retail properties and 1 multifamily property, (ii) non-controlling interests in entities that owned one retail and one multifamily property (Bermuda Crossroads and Smith’s Landing, respectively), (iii) the property development and asset management businesses of Armada Hoffler Holding Company, Inc. and (iv) the general commercial construction businesses of Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia.

The results of operations of the properties and entities acquired by us in connection with our IPO and the Formation Transactions are included in our results beginning on May 13, 2013. Accordingly, the results of operations for the three and nine months ended September 30, 2012 reflect those of our Predecessor. The results of operations for the nine months ended September 30, 2013 reflect our results together with those of our Predecessor, while the results of operations for the three months ended September 30, 2013 are solely ours.

Third Quarter 2013 Highlights

•	Reported net income of approximately $1.3 million, or $0.04 per share, for the three months ended September 30, 2013, compared to net income of approximately $1.8 million for the corresponding period in 2012. Net income for the three months ended September 30, 2013 includes debt extinguishment losses of approximately $1.1 million and non-cash stock compensation of approximately $0.2 million.

•	Generated funds from operations (“FFO”) of approximately $5.2 million, or $0.16 per share, for the three months ended September 30, 2013, compared to FFO of approximately $4.5 million for the corresponding period in 2012. See “Non-GAAP Financial Measures.”

•	Increased occupancy across all segments as of September 30, 2013 compared to September 30, 2012:

•	Office occupancy up to 93.4% compared to 91.5%

•	Retail occupancy up to 93.6% compared to 93.4%

•	Multifamily occupancy up to 92.7% compared to 92.4%

•	Increased net operating income across all segments compared to the third quarter of 2012.

•	Increased office and multifamily same store net operating income compared to the third quarter of 2012.

•	Executed approximately $25.3 million of new construction contracts during the third quarter of 2013.

•	Generated approximately $11.3 million of cash flows from operations during the third quarter of 2013.

•	Invested approximately $14.2 million in new real estate development projects during the third quarter of 2013.

Development Pipeline

Our development pipeline consists of the following office, retail and multifamily properties ($ in thousands):

Property Information			Estimated(1)				Schedule(1)
Name	Location	Type	Square Feet	Number of Apartment Units	Cost	Cost Incurred as of September 30, 2013	Start	Anchor Tenant or Initial Occupancy	Stabilized Operation
4525 Main Street(2)	Virginia Beach, VA	Office	234,000	N/A	$50,000	$17,851	Q1 2013	Q3 2014	Q3 2015
Encore Apartments(3)	Virginia Beach, VA	Multifamily	N/A	286	33,500	5,831	Q1 2013	Q3 2014	Q1 2016
Whetstone Apartments(4)	Durham, NC	Multifamily	N/A	203	27,500	4,893	Q3 2013	Q3 2014	Q1 2016
Sandbridge Commons	Virginia Beach, VA	Retail	70,000	N/A	12,500	5,666	Q4 2013	Q2 2015	Q2 2016
Brooks Crossing	Newport News, VA	Office	54,000	N/A	12,500	832	Q2 2014	Q3 2015	Q3 2015
Greentree Shopping Center	Chesapeake, VA	Retail	18,000	N/A	6,000	583	Q4 2013	Q1 2015	Q4 2015

Total			376,000	489	$142,000	$35,656

(1)	Subject to change as the development process proceeds. Construction commencement is subject to, among other factors, regulatory approvals, financing availability and suitable market conditions.
(2)	Previously referred to as Main Street Office.
(3)	Previously referred to as Main Street Apartments.
(4)	Previously referred to as Jackson Street Apartments.

4525 Main Street is our most recent addition to the Town Center of Virginia Beach and is located across from The Cosmopolitan, One Columbus and Armada Hoffler Tower. This 15-story office tower is the future home of Clark Nexsen, an international architecture and engineering firm, which has agreed to lease approximately 83,000 square feet. Additionally, the City of Virginia Beach Development Authority has agreed to lease approximately 23,000 square feet of office space. 4525 Main Street will also feature approximately 21,000 square feet of ground floor retail space. On July 30, 2013, we closed on a $63.0 million loan of which approximately $37.8 million is available to fund construction.

Encore Apartments are also located in the Town Center of Virginia Beach and sit adjacent to 4525 Main Street. Encore Apartments will feature free covered parking, a private pool, concierge service, a business center and meeting space. On July 30, 2013, we closed on a $63.0 million loan of which approximately $25.2 million is available to fund construction.

Whetstone Apartments are conveniently located near Duke University and are scheduled to open in time for the fall 2014 semester. On June 4, 2013, we purchased the underlying land for approximately $2.6 million and commenced construction in the third quarter of 2013. On October 8, 2013, we closed on an $18.5 million loan to fund construction.

Sandbridge Commons continues our long-standing relationship with Harris Teeter, which has agreed to anchor the shopping center. In addition to a 53,000 square foot Harris Teeter grocery store, Sandbridge Commons will include approximately 22,000 square feet of small shop retail space. On August 27, 2013, we purchased the underlying land for approximately $5.2 million. The site includes two outparcels that we plan to either lease or sell.

Brooks Crossing is a new multi-phased commercial center designed to revitalize the east end of Newport News, Virginia. The first phase of this project will feature 60,000 square feet of office space and we are currently negotiating leases with both Huntington Ingalls Industries and the City of Newport News to be our principal tenants.

Greentree Shopping Center is a retail power center that will feature a Wawa convenience store and gas station adjacent to a new Walmart Neighborhood Market. We have long term ground lease with Wawa and are under contract to deliver to Walmart their pad-ready site.

Next Generation Development Pipeline

JHU Charles Village is the latest in our long history of public/private real estate development projects. In November 2012, we were selected by Johns Hopkins University, after an extensive competitive selection process, to join with the university in the redevelopment of a 1.12 acre property adjacent to the university’s Homewood campus in Baltimore, Maryland. The project is expected to include market-rate student housing, a hotel, retail space, restaurants and parking. The goal of the completed project will be to complement the Homewood campus and nearby Charles Village neighborhood and provide a catalyst for future development in the area. The Johns Hopkins project is moving through the conceptual and programming phases with the intent to finalize a program, execute a ground lease with the university and begin design in the fourth quarter of 2013.

Acquisitions

Liberty Apartments features 197 apartment units and approximately 28,000 square feet of retail space and is located next to the Newport News Apprentice School of Shipbuilding, another one of our public/private partnership projects. We have entered into a contribution agreement to acquire Liberty Apartments, previously referred to as the Apprentice School Apartments, from affiliates of our Predecessor. Pursuant to the contribution agreement, we expect to acquire Liberty Apartments when certain conditions, including the completion of the project’s overall construction, have been met. We expect to acquire Liberty Apartments for approximately $31.9 million comprised of approximately 695,000 common units of our Operating Partnership, repayment of a $3.0 million mezzanine loan, which affiliates of our Predecessor borrowed to fund the equity portion of the project, and the assumption of approximately $20.9 million of debt that bears interest at 5.66% and matures in 2042. We expect to close on the acquisition of Liberty Apartments in the first quarter of 2014.

Segment Results of Operations

As of September 30, 2013, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRSs”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. See Note 3 to Armada Hoffler Properties, Inc. and Predecessor’s condensed consolidated and combined financial statements for additional discussion of our segments.

We define same store properties as those that we owned and operated and that were stabilized for the entirety of the periods presented. Same store properties exclude those that were in lease-up during the periods presented. We generally consider a property to be in lease-up until the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Office Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Rental revenues	$6,364	$6,194	$19,270	$19,153
NOI	$4,283	$3,923	$13,303	$13,232
Properties(1)	7	7	7	7
Square feet(1)	954,594	953,385	954,594	953,385
Occupancy(1)	93.4%	91.5%	93.4%	91.5%

(1)	As of the end of the periods presented.

Rental revenues for the three and nine months ended September 30, 2013 increased approximately $0.2 million and $0.1 million, respectively, compared to the corresponding periods in 2012. NOI for the three and nine months ended September 30, 2013 increased approximately $0.4 million and $0.1 million, respectively, compared to the corresponding periods in 2012. The increases in rental revenues and NOI for the comparison periods resulted from increased occupancy at both One Columbus and Two Columbus in the Town Center of Virginia Beach.

Office Same Store Results

All of our office properties were included in our same store results for the three and nine months ended September 30, 2013 and 2012. Office same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	($ in thousands)
Rental revenues	$6,364	$6,194	$170	$19,270	$19,153	$117
Property expenses	2,081	2,271	(190)	5,967	5,921	46

Same Store NOI	$4,283	$3,923	$360	$13,303	$13,232	$71
Non-Same Store NOI	—	—	—	—	—	—

Segment NOI	$4,283	$3,923	$360	$13,303	$13,232	$71

Same store rental revenues for the three and nine months ended September 30, 2013 increased approximately $0.2 million and $0.1 million, respectively, compared to the corresponding periods in 2012. Same store NOI for the three and nine months ended September 30, 2013 increased approximately $0.4 million and $0.1 million, respectively, compared to the corresponding periods in 2012. The increases in same store rental revenues and NOI for the comparison periods resulted from increased occupancy at both One Columbus and Two Columbus in the Town Center of Virginia Beach.

Retail Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012	2013(1)	2012
	($ in thousands)
Rental revenues	$5,683	$5,297	$16,071	$15,584
NOI	$3,938	$3,679	$11,017	$10,960
Properties(2)	15	14	15	14
Square feet(2)	1,093,319	983,107	1,093,319	983,107
Occupancy(2)	93.6%	93.4%	93.6%	93.4%

(1)	Includes Bermuda Crossroads, which was an unconsolidated property prior to May 13, 2013.
(2)	As of the end of the periods presented.

Rental revenues for the three and nine months ended September 30, 2013 increased approximately $0.4 million and $0.5 million, respectively, compared to the corresponding periods in 2012. NOI for the three and nine months ended September 30, 2013 increased approximately $0.3 million and $0.1 million, respectively, compared to the corresponding periods in 2012. The increases in rental revenues and NOI for the comparison periods resulted primarily from our consolidation of Bermuda Crossroads beginning on May 13, 2013 upon completion of our IPO and the Formation Transactions. The increase in rental revenues and NOI for the nine month comparison period also resulted from the completion and stabilization of Tyre Neck Harris Teeter in the second quarter of 2012.

Retail Same Store Results

Retail same store results for the three and nine months ended September 30, 2013 exclude those of Bermuda Crossroads, which was an unconsolidated property prior to May 13, 2013. Retail same store results for the nine months ended September 30, 2013 and 2012 exclude those of Tyre Neck Harris Teeter, which stabilized during the second quarter of 2012. Retail same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013(1)	2012	Change	2013(1)(2)	2012(2)	Change
	($ in thousands)
Rental revenues	$5,162	$5,297	$(135)	$14,867	$15,345	$(478)
Property expenses	1,643	1,618	25	4,695	4,520	175

Same Store NOI	$3,519	$3,679	$(160)	$10,172	$10,825	$(653)
Non-Same Store NOI	419	—	419	845	135	710

Segment NOI	$3,938	$3,679	$259	$11,017	$10,960	$57

(1)	Excludes Bermuda Crossroads, which was an unconsolidated property prior to May 13, 2013.
(2)	Excludes Tyre Neck Harris Teeter, which was in lease-up during the period.

Same store rental revenues for the three and nine months ended September 30, 2013 decreased approximately $0.1 million and $0.5 million, respectively, compared to the corresponding periods in 2012. Same store NOI for the three and nine months ended September 30, 2013 decreased approximately $0.2 million and $0.7 million, respectively, compared to the corresponding periods in 2012. The decreases in same store rental revenues and NOI for the comparison periods resulted from decreased occupancy at three of our properties: (i) Dick’s at Town Center due to the closing of a restaurant on the ground floor of the building, (ii) Hanbury Village and (iii) South Retail in the Town Center of Virginia Beach.

Multifamily Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012	2013(1)	2012
	($ in thousands)
Rental revenues	$2,852	$1,827	$7,187	$5,577
NOI	$1,521	$881	$3,963	$3,124
Properties(2)	2	1	2	1
Apartment units(2)	626	342	626	342
Occupancy(2)	92.7%	92.4%	92.7%	92.4%

(1)	Includes Smith’s Landing, which was an unconsolidated property prior to May 13, 2013.
(2)	As of the end of the periods presented.

Rental revenues for the three and nine months ended September 30, 2013 increased approximately $1.0 million and $1.6 million, respectively, compared to the corresponding periods in 2012. NOI for the three and nine months ended September 30, 2013 increased approximately $0.6 million and $0.8 million, respectively, compared to the corresponding periods in 2012. The increases in rental revenues and NOI for the comparison periods resulted from our consolidation of Smith’s Landing beginning on May 13, 2013 upon completion of our IPO and the Formation Transactions.

Multifamily Same Store Results

Multifamily same store results for the three and nine months ended September 30, 2013 exclude those of Smith’s Landing, which was an unconsolidated property prior to May 13, 2013. Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013(1)	2012	Change	2013(1)	2012	Change
	($ in thousands)
Rental revenues	$1,874	$1,827	$47	$5,684	$5,577	$107
Property expenses	868	946	(78)	2,558	2,453	105

Same Store NOI	$1,006	$881	$125	$3,126	$3,124	$2
Non-Same Store NOI	515	—	515	837	—	837

Segment NOI	$1,521	$881	$640	$3,963	$3,124	$839

(1)	Excludes Smith’s Landing, which was an unconsolidated property prior to May 13, 2013.

Same store rental revenues for the three months ended September 30, 2013 increased slightly compared to the corresponding period in 2012. Same store rental revenues for the nine months ended September 30, 2013 increased approximately $0.1 million compared to the corresponding period in 2012. Same store NOI for the three months ended September 30, 2013 increased approximately $0.1 million compared to the corresponding periods in 2012. Same store NOI for the nine months ended September 30, 2013 increased slightly compared to the corresponding period in 2012. The increases in same store rental revenues and NOI for the comparison periods resulted from increased ground floor retail occupancy at The Cosmopolitan, which offset residential occupancy declines because of the ongoing construction of 4525 Main Street and Encore Apartments.

General Contracting and Real Estate Services Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Segment revenues	$21,896	$13,631	$63,143	$40,655
NOI	989	924	2,275	2,455
Operating margin	4.5%	6.8%	3.6%	6.0%
Backlog(1)	$59,450	$65,940	$59,450	$65,940

(1)	As of the end of the periods presented.

Segment revenues for the three and nine months ended September 30, 2013 increased approximately $8.3 million and $22.5 million, respectively, compared to the corresponding periods in 2012. The increase in segment revenues for the comparison periods resulted primarily from our progress on the Newport News Apprentice School of Shipbuilding and Liberty Apartments, both of which we expect to complete by the end of the year. NOI increased slightly for the three months ended September 30, 2013 and decreased approximately $0.2 million for the nine months ended September 30, 2013 compared to the corresponding periods in 2012 as we experienced tighter operating margins during 2013.

Backlog as of September 30, 2013 was approximately $59.5 million compared to $65.9 million as of September 30, 2012. During the nine months ended September 30, 2013, we executed approximately $57.9 million of new contract or change order work. The changes in backlog for the nine months ended September 30, 2013 were as follows:

Nine months ended September 30, 2013
($ in thousands)
Beginning backlog	$64,577
New contracts/change orders	57,929
Work performed	(63,056)

Ending backlog	$59,450

During the three and nine months ended September 30, 2013, we executed a $24.4 million contract to serve as the general contractor for the Hyatt Place Baltimore/Inner Harbor Hotel. We broke ground on the project on August 19, 2013 and expect to complete construction in the fall of 2014. As of September 30, 2013, we had approximately $24.1 million of backlog on the Hyatt Place Baltimore/Inner Harbor Hotel project. Also during the nine months ended September 30, 2013, we executed a $4.2 million contract to build a new Harris Teeter grocery store in the Wards Corner area of Norfolk, Virginia. We began construction during the second quarter of 2013 and expect to complete construction in the first quarter of 2014. We had approximately $1.1 million of backlog on the Wards Corner Harris Teeter project as of September 30, 2013.

As of September 30, 2013, we had approximately $17.5 million of backlog on the City of Suffolk Municipal Center project, which we expect to complete in the second quarter of 2015. We also had approximately $8.7 million of backlog on the Main Street parking garage underlying both 4525 Main Street and Encore Apartments in the Town Center of Virginia Beach. We expect to complete construction of the Main Street parking garage in the third quarter of 2014.

We have nearly completed construction of the Biomedical Research Laboratory at Hampton University and expect to complete the project by the end of this year.

Consolidated and Combined Results of Operations

Because of the timing of our IPO, the results of operations for the three and nine months ended September 30, 2012 reflect those of our Predecessor. The results of operations for the nine months ended September 30, 2013 reflect our results together with those of our Predecessor, while the results of operations for the three months ended September 30, 2013 are solely ours.

The following table summarizes the results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	($ in thousands)
Revenues
Rental revenues	$14,899	$13,318	$1,581	$42,528	$40,314	$2,214
General contracting and real estate services revenues	21,896	13,631	8,265	63,143	40,655	22,488

Total revenues	36,795	26,949	9,846	105,671	80,969	24,702
Expenses
Rental expenses	3,840	3,637	203	10,468	9,445	1,023
Real estate taxes	1,317	1,200	117	3,777	3,592	185
General contracting and real estate services expenses	20,907	12,707	8,200	60,868	38,200	22,668
Depreciation and amortization	3,933	2,718	1,215	11,112	9,297	1,815
General and administrative expenses	1,638	904	734	5,212	2,692	2,520
Impairment charges	—	—	—	533	—	533

Total expenses	31,635	21,166	10,469	91,970	63,226	28,744

Operating income	5,160	5,783	(623)	13,701	17,743	(4,042)

Interest expense	(2,598)	(4,174)	1,576	(9,802)	(12,518)	2,716
Loss on extinguish of debt	(1,127)	—	(1,127)	(2,252)	—	(2,252)
Gain on acquisitions	—	—	—	9,460	—	9,460
Other (expense) income	(109)	146	(255)	343	533	(190)

Income before taxes	1,326	1,755	(429)	11,450	5,758	5,692
Income tax (provision) benefit	(74)	—	(74)	137	—	137

Income from continuing operations	1,252	1,755	(503)	11,587	5,758	5,829

Loss from discontinued operations	—	—	—	—	(10)	10

Net income	$1,252	$1,755	$(503)	$11,587	$5,748	$5,839

Rental Revenues. Rental revenues for the three and nine months ended September 30, 2013 increased approximately $1.6 million and $2.2 million, respectively, compared to the corresponding periods in 2012, as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	($ in thousands)
Office	$6,364	$6,194	$170	$19,270	$19,153	$117
Retail	5,683	5,297	386	16,071	15,584	487
Multifamily	2,852	1,827	1,025	7,187	5,577	1,610

	$14,899	$13,318	$1,581	$42,528	$40,314	$2,214

As previously discussed, the increase in office rental revenues for the comparison periods resulted from increased occupancy at both One Columbus and Two Columbus. The increases in retail rental revenues for the comparison periods resulted from our consolidation of Bermuda Crossroads beginning on May 13, 2013. The increase in multifamily rental revenues for the comparison periods resulted from our consolidation of Smith’s Landing beginning on May 13, 2013.

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues for the three and nine months ended September 30, 2013 increased approximately $8.3 million and $22.5 million, respectively, compared to the corresponding periods in 2012. As previously discussed, the increase in general contracting and real estate services revenues for the comparison periods resulted primarily from our progress on the Newport News Apprentice School of Shipbuilding and Liberty Apartments, both of which we expect to complete by the end of the year.

Rental Expenses. Rental expenses for the three and nine months ended September 30, 2013 increased approximately $0.2 million and $1.0 million, respectively, compared to the corresponding periods in 2012, as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	($ in thousands)
Office	$1,536	$1,740	$(204)	$4,341	$4,303	$38
Retail	1,230	1,134	96	3,593	3,239	354
Multifamily	1,074	761	313	2,534	1,896	638
Other	—	2	(2)	—	7	(7)

	$3,840	$3,637	$203	$10,468	$9,445	$1,023

The decrease in office rental expenses for the three months ended September 30, 2013 resulted from timing of repairs and maintenance. Office rental expenses for the nine month comparison periods were relatively unchanged. The increase in retail rental expenses for the comparison periods resulted from our consolidation of Bermuda Crossroads beginning on May 13, 2013 and the completion and stabilization of Tyre Neck Harris Teeter during the second quarter of 2012. The increase in multifamily rental expenses for the comparison periods resulted from our consolidation of Smith’s Landing beginning on May 13, 2013.

Real Estate Taxes. Real estate taxes for the three and nine months ended September 30, 2013 increased approximately $0.1 million and $0.2 million, respectively, compared to the corresponding periods in 2012, as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	($ in thousands)
Office	$545	$531	$14	$1,626	$1,618	$8
Retail	515	484	31	1,461	1,385	76
Multifamily	257	185	72	690	557	133
Other	—	—	—	—	32	(32)

	$1,317	$1,200	$117	$3,777	$3,592	$185

Office real estate taxes were relatively unchanged during the comparison periods. The slight increase in retail real estate taxes for the comparison periods resulted from our consolidation of Bermuda Crossroads beginning May 13, 2013 and the completion and stabilization of Tyre Neck Harris Teeter during the second quarter of 2012. The increase in multifamily real estate taxes for the comparison periods resulted from our consolidation of Smith’s Landing beginning May 13, 2013.

General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses for the three and nine months ended September 30, 2013 increased approximately $8.2 million and $22.7 million, respectively, compared to the corresponding periods in 2012. The increase in general contracting and real estate services expenses for the comparison periods resulted primarily from our progress on the Newport News Apprentice School of Shipbuilding and Liberty Apartments, both of which we expect to complete by the end of the year.

Depreciation and Amortization. Depreciation and amortization for the three and nine months ended September 30, 2013 increased approximately $1.2 million and $1.8 million, respectively, compared to the corresponding periods in 2012. The increase was attributable to depreciation and amortization associated with our consolidation of Bermuda Crossroads and Smith’s Landing beginning on May 13, 2013.

General and Administrative Expenses. General and administrative expenses for the three and nine months ended September 30, 2013 increased approximately $0.7 million and $2.5 million, respectively, compared to the corresponding periods in 2012. The increase resulted from non-cash stock compensation of approximately $0.2 million and $1.0 million during the three and nine months ended September 30, 2013, respectively, and increased regulatory and compliance costs incurred to operate as a public company beginning on May 13, 2013.

Impairment Charges. We recognized impairment charges of approximately $0.5 million during the nine months ended September 30, 2013 resulting from two retail tenants that vacated prior to their lease expiration. The impairment charge consisted of unamortized deferred leasing costs and lease incentives related to these two tenants.

Interest Expense. Interest expense for the three and nine months ended September 30, 2013 decreased approximately $1.6 million and $2.7 million, respectively, compared to the corresponding periods in 2012. The decreases resulted primarily from an overall reduction in our debt using proceeds from our IPO, as well as lower interest rates during 2013. Our consolidated indebtedness as of September 30, 2013 was approximately $247.4 million compared to approximately $335.1 million as of December 31, 2012. Our consolidated indebtedness as of September 30, 2012 and December 31, 2011 was approximately $335.8 million and $339.6 million, respectively.

Loss on Extinguishment of Debt. During the second quarter of 2013, we repaid approximately $150.0 million of debt and recognized a loss of approximately $1.1 million consisting of $0.5 million of unamortized deferred financing costs and $0.6 million of defeasance expenses. On July 17, 2013, we defeased the loan on One Columbus and recognized a loss of approximately $1.1 million representing defeasance expenses.

Gain on Acquisitions. We accounted for our acquisition of controlling interests in Bermuda Crossroads and Smith’s Landing were accounted for as purchases at fair value under the acquisition method of accounting in accordance with GAAP. As a result, we recognized a gain upon acquisition of approximately $9.5 million representing the difference between the fair value and carrying value of our Predecessor’s prior non-controlling equity interests in Bermuda Crossroads and Smith’s Landing.

Other Income. Other income for the three and nine months ended September 30, 2013 decreased approximately $0.3 million and $0.2 million, respectively, compared to the corresponding periods in 2012. The decrease in other income for the comparison periods resulted from our consolidation of Bermuda Crossroads and Smith’s Landing beginning on May 13, 2013. We previously accounted for our non-controlling interests in both Bermuda Crossroads and Smith’s Landing under the equity method and presented our earnings from each within other income.

Income Taxes. Prior to the completion of our IPO on May 13, 2013, we made no provision for U.S. federal, state or local income taxes because the profits and losses of our Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts. Subsequent to the completion of our IPO, our TRSs through which we conduct our development and construction business are subject to federal, state and local corporate income taxes. The income tax provision or benefit recognized during 2013 is attributable to the profits or losses of our TRSs.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and, if necessary, borrowings available under our credit facility.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, general contracting expenses, property development and acquisitions, tenant improvements and capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property development and acquisitions and capital improvements using our credit facility pending long-term financing.

As of September 30, 2013, we had unrestricted cash and cash equivalents of approximately $9.8 million and restricted cash in escrow of approximately $3.0 million available for both current liquidity needs as well as development activities. As of September 30, 2013, we had $55.0 million available under our credit facility to meet our short-term liquidity requirements.

On October 10, 2013 we increased the borrowing capacity under the credit facility to $155.0 million by adding six properties to the borrowing base collateral. As of the date of this filing, the following ten properties collectively serve as the borrowing base collateral for the credit facility: (i) Armada Hoffler Tower, (ii) Richmond Tower, (iii) One Columbus, (iv) Two Columbus, (v) Virginia Natural Gas, (vi) Sentara Williamsburg, (vii) a portion of North Point Center, (viii) Gainsborough Square, (ix) Parkway Marketplace and (x) Courthouse 7-Eleven.

As of the date of this filing, we had $60.0 million outstanding and $95.0 million available under the credit facility.

Credit Facility

On May 13, 2013, we closed on a $100.0 million senior secured credit facility that includes an accordion feature that allows us to increase the borrowing capacity under the facility up to $250.0 million. On October 10, 2013, we increased the borrowing capacity under the credit facility to $155.0 million pursuant to the accordion feature by adding six properties to the borrowing base collateral. The credit facility matures on May 13, 2016 and includes an optional one-year extension (assuming our compliance with applicable covenants and conditions) for a fee equal to 0.25% of the then applicable maximum amount of the credit facility.

As of September 30, 2013 and as of the date of this filing, the interest rate on the credit facility was LIBOR plus 1.75%. In addition to interest owed under the credit facility, we are obligated to pay an annual fee based on the average unused portion of the credit facility. This fee is payable quarterly in arrears and is 0.25% of the amount of the unused portion of the credit facility if amounts borrowed are greater than 50% of the credit facility and 0.30% of the unused portion of the credit facility if amounts borrowed are less than 50% of the credit facility. As of September 30, 2013, we had $45.0 million outstanding under the credit facility.

The credit facility requires us to comply with various financial covenants, including:

•	Maximum leverage ratio of 65% as of the last day of each fiscal quarter through December 31, 2014 and 60% as of the last day of each fiscal quarter thereafter;

•	Minimum fixed charge coverage ratio of 1.75;

•	Minimum tangible net worth equal to at least the sum of 80% of tangible net worth on the closing date of the credit facility plus 75% of the net proceeds of any additional equity issuances;

•	Maximum amount of variable rate indebtedness not exceeding 30% of our total asset value; and

•	Maximum amount of secured recourse indebtedness of 35% of our total asset value.

The credit facility permits investments in the following types of assets: (i) unimproved land holdings in an aggregate amount not exceeding 5% of our total asset value, (ii) construction in progress in an aggregate amount not exceeding 25% of our total asset value and (iii) unconsolidated affiliates in aggregate amount not exceeding 5% of our total asset value. Investments in these types of assets cannot exceed 30% of our total asset value. In addition to these financial covenants, the credit agreement requires us to comply with various customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions.

We are currently in compliance with all covenants under the credit facility.

IPO and Formation Transactions

In May 2013, we completed our IPO raising net proceeds of approximately $203.2 million after deducting the underwriting discount. Using proceeds from our IPO and borrowings under our credit facility, we repaid approximately $150.0 million of debt and as a result, unencumbered nine properties all of which now serve as borrowing base collateral for the credit facility:

Properties Unencumbered	Debt Repaid
($ in thousands)
Parkway Marketplace	$5,669
Two Columbus	18,785
Gainsborough Square	9,732
North Point – Note 3	9,242
Courthouse 7-Eleven	1,485
Sentara Williamsburg	10,915
Virginia Natural Gas	5,457
Richmond Tower	46,523
Armada Hoffler Tower	38,813

146,621

Other Debt Reduction
Broad Creek – Note 2	2,697
Oyster Point Participation Loan	643

3,340
Total	$149,961

Consolidated Indebtedness

On July 3, 2013, we repaid the loan secured by the Main Street Land and on July 30, 2013 closed on a $63.0 million loan to fund our construction of 4525 Main Street and Encore Apartments. The loan matures on January 30, 2017 and is interest only at LIBOR plus 1.95%. The loan is a credit line deed of trust in which we will submit loan draws periodically to fund construction of the projects. As of September 30, 2013, we did not have any amounts outstanding on the construction loan. We purchased a LIBOR interest rate cap with a strike price of 3.50% and a term ending on March 1, 2016 for the full amount of the construction loan.

On July 17, 2013, we closed on the full defeasance of the One Columbus loan, making One Columbus available to add as borrowing base collateral for the credit facility. The outstanding principal balance of the loan at the time of the defeasance was approximately $13.9 million and the cost of the defeasance was approximately $1.0 million.

We currently are in compliance with all debt covenants on our outstanding indebtedness.

The following table sets forth our consolidated indebtedness as of September 30, 2013 ($ in thousands):

	Amount Outstanding		Interest Rate(1)	Effective Rate as of September 30, 2013	Maturity Date	Balance at Maturity
Oyster Point	$6,513		5.41%		December 1, 2015	$6,089
Broad Creek Shopping Center
Note 1	4,516		LIBOR+3.00	3.18%	November 29, 2014	4,454
Note 2	8,290		LIBOR+2.75	2.93%	December 7, 2016	7,947
Note 3	3,471		LIBOR+2.75	2.93%	December 7, 2016	3,327
Hanbury Village
Note 1	21,506		6.67		October 11, 2017	20,499
Note 2	4,296		LIBOR+2.75	2.93%	February 28, 2015	4,226
Harrisonburg Regal	3,887		6.06		June 8, 2017	3,165
North Point Center
Note 1	10,359		6.45		February 5, 2019	9,333
Note 2	2,858		7.25		September 15, 2015	1,344
Note 4	1,036		5.59		December 1, 2014	1,007
Note 5	710		LIBOR+2.00	3.57%(2)	February 1, 2017	641
Tyre Neck Harris Teeter	2,650		LIBOR+2.75	2.93%	June 10, 2014	2,650
249 Central Park Retail	15,899		5.99		September 8, 2016	15,084
South Retail	7,014		5.99		September 8, 2016	6,655
Studio 56 Retail	2,708		3.75		May 7, 2015	2,592
Commerce Street Retail	6,754		LIBOR+3.00	3.18%	August 18, 2014	6,694
Fountain Plaza Retail	7,949		5.99		September 8, 2016	7,542
Dick’s at Town Center	8,334		LIBOR+2.75	2.93%	October 31, 2017	7,889
The Cosmopolitan	47,867		3.75		July 1, 2051	—
Bermuda Crossroads	10,773	(3)	6.01		January 1, 2014	10,710
Smith’s Landing	24,870	(3)	LIBOR+2.15	2.33%	January 31, 2014	24,770

Stabilized Portfolio	$202,260					$146,618
Credit Facility	45,000		LIBOR+1.60-2.20	1.93%(4)	May 13, 2016	45,000
4525 Main Street	—		LIBOR+1.95	2.13%(5)	January 30, 2017	—
Encore Apartments	—		LIBOR+1.95	2.13%(5)	January 30, 2017	—

Total	$247,260					$191,618

Unamortized fair value adjustments	96
Indebtedness	$247,356

(1)	LIBOR rate is determined by individual lenders.
(2)	Subject to an interest rate swap lock.
(3)	Principal balance excluding fair value adjustments.
(4)	Subject to a $40.0 million LIBOR interest rate cap of 1.50%.
(5)	Subject to a LIBOR interest rate cap of 3.50%.

As of September 30, 2013 our outstanding indebtedness matures during the following years:

Year	Amount Due	Percentage of Total
	($ in thousands)
2013	$—	—%
2014	50,285	26
2015	14,251	7
2016	85,555	45
2017 and thereafter	41,527	22

	$191,618	100%

In October 2013, we:

•	Closed on an $18.5 million loan to fund our construction of Whetstone Apartments. The loan bears interest at LIBOR plus 1.90% and matures on October 8, 2016, with a one-year extension option. We purchased a LIBOR interest rate cap with a strike price of 1.50% and a term ending on April 1, 2016 for the full amount of the construction loan.

•	Repaid the Bermuda Crossroads loan for approximately $10.8 million. As a result, Bermuda Crossroads is now available to add as borrowing base collateral for the credit facility.

•	Refinanced six loans with Bank of America: Broad Creek Shopping Center Notes 1, 2 and 3, Commerce Street Retail, Hanbury Village Note 2 and Tyre Neck Harris Teeter, to extend each of the maturity dates to October 31, 2018 and lower the interest rates to LIBOR plus 2.25%. We collectively prepaid approximately $1.4 million of principal on three of these loans. Bank of America also agreed to make each of these six loans non-recourse.

We are in the process of refinancing the loan secured by Smith’s Landing, which matures on January 31, 2014; however, we can provide no assurances that we will be able to refinance this loan on favorable terms, or at all. Our only other outstanding indebtedness scheduled to mature in 2014 is North Point Center Note 4, which will have an outstanding balance due at maturity of approximately $1.0 million on December 1, 2014.

Cash Flows

Comparison of the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012	Change
	($ in thousands)
Operating Activities	$18,188	$8,459	$9,729
Investing Activities	(29,215)	(1,923)	(27,292)
Financing Activities	11,402	(11,565)	22,967

Net Increase/(Decrease)	$375	$(5,029)	$5,404

Cash and Cash Equivalents, Beginning of Period	$9,400	$13,449
Cash and Cash Equivalents, End of Period	$9,775	$8,420

Net cash provided by operating activities increased approximately $9.7 million for the nine months ended September 30, 2013 compared to the corresponding 2012 period. The increase in net cash provided by operating activities resulted primarily from increased cash flows from property assets during 2013. Net income adjusted for non-cash items also contributed to the increase in operating cash flows during 2013.

Net cash used for investing activities was approximately $(29.2) million and $(1.9) million for the nine months ended September 30, 2013 and 2012, respectively. The $(27.3) million change in net cash used for investing activities resulted principally from increased real estate development during the nine months ended September 30, 2013. In January 2013, we began construction of 4525 Main Street and Encore Apartments. During the three months ended September 30, 2013, we began construction of Whetstone Apartments.

Net cash provided by (used for) financing activities was approximately $11.4 million and $(11.6) million for the nine months ended September 30, 2013 and 2012, respectively. The $23.0 million change in net cash provided by financing activities resulted from cash proceeds from our IPO and borrowings under our credit facility offset by repayments of debt.

Non-GAAP Financial Measures

We calculate FFO in accordance with the standards established by NAREIT. NAREIT defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table sets forth a reconciliation of FFO for the three and nine months ended September 30, 2013 and 2012 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Net income	$1,252	$1,755	$11,587	$5,748
Depreciation and amortization	3,933	2,718	11,112	9,297
Gain on acquisitions	—	—	(9,460)	—
Income from real estate joint ventures	—	(68)	(210)	(139)
Depreciation of real estate joint ventures	—	84	125	255

Funds from operations	$5,185	$4,489	$13,154	$15,161

Net income for the three months ended September 30, 2013 includes debt extinguishment losses of approximately $1.1 million and non-cash stock compensation of approximately $0.2 million.

Net income for the nine months ended September 30, 2013 includes debt extinguishment losses of approximately $2.3 million, non-cash stock compensation of approximately $1.0 million and non-cash impairment charges of approximately $0.5 million.

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

Adoption of New or Revised Accounting Standards

As an emerging growth company under the Jumpstart Our Business Startups Act, we can elect to adopt new or revised accounting standards as they are effective for private companies. However, we have elected to opt out of such extended transition period. Therefore, we will adopt new or revised accounting standards as they are effective for public companies. This election is irrevocable.

Inflation

Substantially all of our office and retail leases provide for the recovery of increases in real estate taxes and operating expenses. In addition, substantially all of the leases provide for annual rent increases. We believe that inflationary increases may be offset in part by the contractual rent increases and expense escalations previously described. In addition, our multifamily leases generally have lease terms ranging from 7 to 15 months with a majority having 12-month lease terms allowing negotiation of rental rates at term end, which we believe reduces our exposure to the effects of inflation.

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

At September 30, 2013, after giving effect to our interest rate swap derivatives, approximately $179.1 million, or 72%, of our debt had fixed interest rates and approximately $68.2 million, or 28%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0% our cash flow would decrease by approximately $0.7 million per year. At September 30, 2013, LIBOR was approximately 18 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points our cash flow would increase by approximately $0.1 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2013, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the final prospectus we filed with the SEC on May 9, 2013 pursuant to Rule 424(b) of the Securities Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We did not make any unregistered sales of our securities during the quarter ended September 30, 2013. In connection with the formation and initial capitalization of our company, on October 12, 2012, we issued 1,000 shares of our common stock to Louis S. Haddad for an aggregate purchase price of $1,000. The issuance of the 1,000 shares was effected in reliance upon an exemption from registration provided under Section 4(a)(2) of the Securities Act. We repurchased these 1,000 shares on September 9, 2013 for an aggregate purchase price of $1,000.

Use of Proceeds from Registered Securities

On May 13, 2013, we closed our initial public offering, pursuant to which we sold 16,525,000 shares of our common stock to the public at a public offering price of $11.50 per share. On May 21, 2013, the underwriters of our initial public offering exercised their option in full to purchase an additional 2,478,750 shares of our common stock from us at the public offering price, less the underwriting discount. We raised approximately $218.5 million in gross proceeds, resulting in net proceeds to us of approximately $192.2 million after deducting approximately $15.3 million in underwriting discounts and approximately $11.0 million in other expenses relating to the initial public offering.

All of the 19,003,750 shares were sold pursuant to: (i) our registration statement on Form S-11, as amended (File No. 333-187513), that was declared effective by the SEC on May 7, 2013 and (ii) our immediately effective registration statement on Form S-11 (File No. 333-188422) filed with the SEC on May 8, 2013 pursuant to Rule 462(b) of the Securities Act. Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the offering and as representatives of the underwriters.

We contributed the net proceeds of our initial public offering to our Operating Partnership in exchange for common units of limited partnership interests in our Operating Partnership, and our Operating Partnership used the net proceeds received from us as described below:

•	approximately $150.6 million to repay outstanding indebtedness, including exit fees, defeasance costs and assumption costs of approximately $0.6 million and

•	approximately $47.2 million as partial consideration for the equity interests in the entities comprising our Predecessor that we acquired from prior investors in connection with our formation transactions.

As of September 30, 2013, no net proceeds of our initial public offering remained. This use of proceeds does not represent a material change from the use of proceeds described in the final prospectus we filed with the SEC on May 9, 2013 pursuant to Rule 424(b) of the Securities Act.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P.

10.2*	Armada Hoffler, L.P. Executive Severance Benefit Plan with the participants listed on Schedule A thereto

10.3*	Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto

10.4*	Tax Protection Agreement by and among Armada Hoffler Properties, Inc., Armada Hoffler, L.P., and the persons listed on the signature page thereto

10.5*	Representation, Warranty and Indemnity Agreement among Armada Hoffler Properties, Inc., Armada Hoffler, L.P. and Daniel A. Hoffler

15.1*	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

*	Filed herewith
**	Furnished herewith
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: November 12, 2013	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*	Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P.

10.2*	Armada Hoffler, L.P. Executive Severance Benefit Plan with the participants listed on Schedule A thereto

10.3*	Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto

10.4*	Tax Protection Agreement by and among Armada Hoffler Properties, Inc., Armada Hoffler, L.P., and the persons listed on the signature page thereto

10.5*	Representation, Warranty and Indemnity Agreement among Armada Hoffler Properties, Inc., Armada Hoffler, L.P. and Daniel A. Hoffler

15.1*	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

*	Filed herewith
**	Furnished herewith
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.