Form 10-K
period 2013-12-31
Armada Hoffler Properties, Inc.
filed 2014-03-31
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35908

ARMADA HOFFLER PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-1214914
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

222 Central Park Avenue, Suite 2100 Virginia Beach, Virginia	23462
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (757) 366-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $225.1 million, based on the closing sales price of $11.78 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 24, 2014, the registrant had 19,254,365 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2013.

ARMADA HOFFLER PROPERTIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	our failure to develop the properties in our identified development pipeline successfully, on the anticipated timeline or at the anticipated costs;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	difficulties in identifying or completing development or acquisition opportunities;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate sources segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	our inability to extend the maturity of or refinance existing debt or comply with the financial covenants in the agreements that govern our existing debt;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

ii

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

iii

PART I

Item 1.	Business.

Our Company

References to “we,” “our,” “us” and “our company” refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership (the “Operating Partnership”), of which we are the sole general partner.

We are a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States. As of December 31, 2013, our portfolio comprised seven office properties, 15 retail properties and two multifamily properties located in Virginia and North Carolina. As of December 31, 2013, our office and retail operating property portfolios aggregated over 2.0 million net rentable square feet and our multifamily property portfolio comprised 626 apartment units. As of December 31, 2013, we owned 100% of the interests in all of the properties in our portfolio. Substantially all of our assets are held by, and all of our operations are conducted through our Operating Partnership and, as of December 31, 2013, we owned 59.5% of the units of limited partnership interest (“OP Units”) in the Operating Partnership.

In addition to the ownership of our operating property portfolio, we develop and build properties for our own account and through joint ventures between us and unaffiliated partners. We also provide general contracting services to third parties. Our construction and development experience includes mid- and high-rise office buildings, retail strip malls and retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution and manufacturing facilities, educational, medical and special purpose facilities, government projects, parking garages and mixed-use town centers. Our third-party construction contracts have included signature properties across the Mid-Atlantic region, such as the Inner Harbor East development in Baltimore, Maryland, including the Four Seasons Hotel and Legg Mason office tower, the Mandarin Oriental Hotel in Washington, D.C., and a $50 million proton therapy institute for Hampton University in Hampton, Virginia. Our construction company historically has been ranked among the “Top 400 General Contractors” nationwide by Engineering News Record and has been ranked among the “Top 50 Retail Contractors” by Shopping Center World.

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. In connection with our initial public offering, we engaged in certain formation transactions to enable us to (1) consolidate ownership of our property portfolio under the Operating Partnership; (ii) succeed to the property development and asset management businesses of Armada Hoffler Holding Company, Inc. (“AH Holding”); (iii) succeed to the general commercial construction businesses of Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia (collectively, “AH Construction”); (iv) facilitate our initial public offering; and (v) qualify as REIT for U.S. federal income tax purposes commencing with the short taxable year ending December 31, 2013.

Our Competitive Strengths

We believe that we distinguish ourselves from other REITs through the following competitive strengths:

•	High-Quality, Diversified Portfolio. Our portfolio consists of institutional-grade, premier office, retail and multifamily properties located in Virginia and North Carolina. Our properties are generally in the top tier of commercial properties in their markets and offer Class-A amenities and finishes. Our properties have an average age of 10 years, and were, with one exception, built and developed by us.

•

Seasoned, Committed and Aligned Senior Management Team with a Proven Track Record. Our senior management team has extensive experience developing, constructing, owning, operating, renovating and financing institutional-grade office, retail, multifamily and hotel properties in the Mid-Atlantic region. As of December 31, 2013, our executive officers, directors and their respective affiliates collectively owned approximately 32% of our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

•	Strategic Focus on Attractive Mid-Atlantic Markets. We focus our activities in our target markets in the Mid-Atlantic region of the United States that demonstrate attractive fundamentals driven by favorable supply and demand characteristics and limited competition from other large, well-capitalized operators. We believe that our longstanding presence in our target markets provides us with significant advantages in sourcing and executing development opportunities, identifying and mitigating potential risks and negotiating attractive pricing.

•	Extensive Experience with Construction and Development. Our platform consists of development, construction and asset management capabilities, which comprise an integrated delivery system for every project that we build for our own account or for third-party clients. This integrated approach provides a single source of accountability for design and construction, simplifies coordination and communication among the relevant stakeholders in each project and provides us valuable insight from an operational perspective. We believe that being regularly engaged in construction and development projects provides us significant and distinct advantages, including enhanced market intelligence, greater insight into best practices, enhanced operating leverage and “first look” access to development and ownership opportunities in our target markets.

•	Longstanding Public and Private Relationships. We have extensive experience with public/private real estate development projects dating back to 1984, having worked with the Commonwealth of Virginia, the State of Georgia and the Kingdom of Sweden, as well as various municipalities. Through our experience and longstanding relationships with governmental entities such as these, we have learned to successfully navigate the often complex and time-consuming government approval process, which has given us the ability to capture opportunities that we believe many of our competitors are unable to pursue.

Our Business and Growth Strategies

Our primary business objectives are to (i) continue to develop, build and own institutional-grade office, retail and multifamily properties in our target markets, (ii) finance and operate our portfolio in a manner that increases cash flow and property values, (iii) execute new third-party construction work with consistent operating margins and (iv) pursue selective acquisition opportunities, particularly when the acquisition involves a significant redevelopment aspect. We will seek to achieve our objectives through the following strategies:

•	Pursue a Disciplined, Opportunistic Development and Acquisition Strategy Focused on Office, Retail and Multifamily Properties. We intend to grow our asset base through continued strategic development of office, retail and multifamily properties, and the selective acquisition of high-quality properties that are well-located in their submarkets. Furthermore, we believe our construction and development expertise provides a high level of quality control while ensuring that the projects we construct and develop are completed more quickly and at a lower cost than if we engaged a third-party general contractor.

•	Pursue New, and Expand Existing, Public/Private Relationships. We intend to leverage our extensive experience in completing large, complex, mixed-use, public/private projects to establish relationships with new public partners while expanding our relationships with existing public partners.

•	Leverage our Construction and Development Platform to Attract Additional Third-Party Clients. We believe that we have a unique advantage over many of our competitors due to our integrated construction and development business that provides expertise, oversight and a broad array of client-focused services. We intend to continue to conduct and grow our construction business and other third-party services by pursuing new clients and expanding our relationships with existing clients.

•	Engage in Disciplined Capital Recycling. We intend to opportunistically divest properties when we believe returns have been maximized and to redeploy the capital into new development, acquisition, repositioning or redevelopment projects that are expected to generate higher potential risk-adjusted returns.

Our Properties

As of December 31, 2013, our operating property portfolio comprised the following 24 office, retail and multifamily properties aggregating approximately 2.0 million net rentable square feet and 626 apartment units.

Property	Location	Year Built	Net Rentable Square Feet(1)		% Leased(2)	Annualized Base Rent(3)	Annualized Base Rent per Leased Sq. Ft.(3)	Average Net Effective Annual Base Rent per Leased Sq. Ft.(4)
Office Properties
Armada Hoffler Tower(5)	Virginia Beach, VA	2002	326,581		98.9%	$8,649,639	$26.79	$26.38
One Columbus	Virginia Beach, VA	1984	129,424		94.4%	2,829,349	23.17	23.21
Two Columbus	Virginia Beach, VA	2009	109,215		90.7%	2,474,646	24.98	25.23
Virginia Natural Gas(6)	Virginia Beach, VA	2010	31,000		100.0%	568,230	18.33	20.17
Richmond Tower	Richmond, VA	2010	206,969		98.0%	7,274,896	35.87	41.88
Oyster Point	Newport News, VA	1989	100,214		79.8%	1,740,247	21.76	21.23
Sentara Williamsburg(6)	Williamsburg, VA	2008	49,200		100.0%	1,006,140	20.45	20.50

Subtotal / Weighted Average Office Portfolio(7)			952,603		95.2%	$24,543,148	$27.06	$28.31

Retail Properties Not Subject to Ground Lease
Bermuda Crossroads	Chester, VA	2001	111,566		94.0%	1,409,089	13.44	13.93
Broad Creek Shopping Center	Norfolk, VA	1997-2001	227,731		96.8%	2,922,782	13.26	12.90
Courthouse 7-Eleven	Virginia Beach, VA	2011	3,177		100.0%	125,000	39.35	43.81
Gainsborough Square	Chesapeake, VA	1999	88,862		93.0%	1,295,935	15.69	15.36
Hanbury Village	Chesapeake, VA	2006-2009	61,049		86.4%	1,321,633	25.07	24.66
North Point Center	Durham, NC	1998-2009	215,690		93.1%	2,365,193	11.77	11.71
Parkway Marketplace	Virginia Beach, VA	1998	37,804		100.0%	735,668	19.46	19.68
Harrisonburg Regal	Harrisonburg, VA	1999	49,000		100.0%	683,550	13.95	13.95
Dick’s at Town Center	Virginia Beach, VA	2002	100,804		83.3%	798,000	9.50	7.79
249 Central Park Retail	Virginia Beach, VA(8)	2004	91,171		96.2%	2,536,604	28.93	27.30
Studio 56 Retail	Virginia Beach, VA	2007	11,600		84.8%	371,200	37.75	36.92
Commerce Street Retail(9)	Virginia Beach, VA	2008	20,123		100.0%	792,313	39.37	39.24
Fountain Plaza Retail	Virginia Beach, VA	2004	35,961		100.0%	996,181	27.70	25.71
South Retail(24)	Virginia Beach, VA	2002	38,763		83.6%	621,240	19.17	18.66

Subtotal / Weighted Avg Retail Portfolio not Subject to Ground Leases(10)			1,093,301		93.4%	$16,974,385	$16.62	$16.18

Retail Properties Subject to Ground Lease
Bermuda Crossroads(11)	Chester, VA	2001		(13)	100.0%	163,350
Broad Creek Shopping Center(12)	Norfolk, VA	1997-2001		(14)	100.0%	579,188
Hanbury Village(11)	Chesapeake, VA	2006-2009		(15)	100.0%	1,067,598
North Point Center(11)	Durham, NC	1998-2009		(16)	100.0%	1,055,125
Tyre Neck Harris Teeter(12)	Portsmouth, VA	2011		(17)	100.0%	508,134

Subtotal / Weighted Avg Retail Portfolio Subject to Ground Leases					100.0%	$3,373,396

Total / Weighted Avg Retail Portfolio			1,093,301	(18)	93.4%	$20,347,780	$16.62	$16.18

Total / Weighted Average Retail and Office Portfolio			2,045,904		94.3%	$44,890,928	$21.53	$21.88

Property	Location	Year Built	Units(19)	% Leased(2)	Annualized Base Rent(20)	Average Monthly Base Rent per Leased Unit(21)
Multifamily
Smith’s Landing(22)	Blacksburg, VA	2009	284	99.3%	$3,382,380	$999.52
The Cosmopolitan	Virginia Beach, VA	2006	342	90.1%	6,639,606	1,547.93

Total / Weighted Avg Multifamily Portfolio			626	94.2%	$10,021,986	$1,285.81

(1)	The net rentable square footage for each of our office properties is the sum of (a) the square footages of existing leases, plus (b) for available space, management’s estimate of net rentable square footage based, in part, on past leases. The net rentable square footage included in office leases is generally determined consistently with the Building Owners and Managers Association, or BOMA, 1996 measurement guidelines. The net rentable square footage for each of our retail properties is the sum of (a) the square footages of existing leases, plus (b) for available space, the field verified square footage.
(2)	Percentage leased for each of our office and retail properties is calculated as (a) square footage under executed leases as of December 31, 2013, divided by (b) net rentable square feet, expressed as a percentage. Percentage leased for our multifamily properties is calculated as (a) total units occupied as of December 31, 2013, divided by (b) total units available, expressed as a percentage.
(3)	For the properties in our office and retail portfolios, annualized base rent is calculated by multiplying (a) base rental payments for executed leases as of December 31, 2013 (defined as cash base rents (before abatements) excluding tenant reimbursements for expenses paid by the landlord), by (b) 12. Annualized base rent per leased square foot is calculated by dividing (a) annualized base rent, by (b) square footage under commenced leases as of December 31, 2013. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.
(4)	Average net effective annual base rent per leased square foot represents (a) the contractual base rent for leases in place as of December 31, 2013, calculated on a straight-line basis to amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (b) square footage under commenced leases as of December 31, 2013.
(5)	As of December 31, 2013, the Company occupied 16,151 square feet at this property at an annualized base rent of $449,007, or $27.80 per leased square foot, which amounts are reflected in the percentage leased, annualized base rent and annualized base rent per square foot columns in the table above. The rent paid by us is eliminated from our revenues in consolidation. In addition, effective March 1, 2013, the Company subleases approximately 5,000 square feet of space from a tenant at this property.
(6)	This property is subject to a triple net lease pursuant to which the tenant pays operating expenses, insurance and real estate taxes.
(7)	Includes square footage and annualized base rent pursuant to leases for space occupied by us.
(8)	As of December 31, 2013, the Company occupied 8,995 square feet at this property at an annualized base rent of $278,965, or $31.01 per leased square foot, which amounts are reflected in the percentage leased, annualized base rent and annualized base rent per square foot columns in the table above. The rent paid by us is eliminated from our revenues in consolidation.
(9)	Includes $31,200 of annualized base rent pursuant to a rooftop lease.
(10)	Reflects square footage and annualized base rent pursuant to leases for space occupied by us.
(11)	For this ground lease, the Company owns the land and the tenant owns the improvements thereto. The Company will succeed to the ownership of the improvements to the land upon the termination of the ground lease.
(12)	The Company leases the land underlying this property from the owner of the land pursuant to a ground lease. The Company re-leases the land to our tenant under a separate ground lease pursuant to which our tenant owns the improvements on the land.
(13)	Tenants collectively lease approximately 139,356 square feet of land from us pursuant to ground leases.
(14)	Tenants collectively lease approximately 299,170 square feet of land from us pursuant to ground leases.
(15)	Tenants collectively lease approximately 105,988 square feet of land from us pursuant to ground leases.
(16)	Tenants collectively lease approximately 1,443,985 square feet of land from us pursuant to ground leases.
(17)	Tenant leases approximately 200,073 square feet of land from us pursuant to a ground lease.
(18)	The total square footage of our retail portfolio excludes the square footage of land subject to ground leases.
(19)	Units represent the total number of apartment units available for rent at December 31, 2013.
(20)	For the properties in our multifamily portfolio, annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2013 by (b) 12.
(21)	Average monthly base rent per leased unit represents the average monthly rent for all leased units for the month ended December 31, 2013.
(22)	The Company leases the land underlying this property from the owner of the land pursuant to a ground lease.
(23)	The annualized base rent for The Cosmopolitan includes $918,462 of annualized rent from 15 retail leases at the property.
(24)	As of December 31, 2013, The Company occupied 2,908 square feet at this property at an annualized base rent of $12,000, or $4.13 per leased square foot, which amounts are reflected in the percentage leased, annualized base rent and annualized base rent per square foot columns in the table above. The rent paid by us and is eliminated from our revenues in consolidation.

Tenant Diversification

As of December 31, 2013, our operating property portfolio consisted of 220 office and retail leases and 590 multifamily residential leases. The following table lists the 10 tenants in our office and retail operating property portfolios with the greatest annualized base rent as of December 31, 2013:

Office Portfolio
Tenant	Number of Leases	Number of Properties	Properties	Lease Expiration	Annualized Base Rent	% of Office Portfolio Annualized Base Rent	% of Total Portfolio Annualized Base Rent
Williams Mullen	3	2	Armada Hoffler Tower, Richmond Tower	3/19/2026	$7,779,349	31.7%	14.2%
Troutman Sanders	1	1	Armada Hoffler Tower	1/31/2015	1,026,938	4.2%	1.9%
Sentara Medical Group	1	1	Sentara Williamsburg	3/31/2023	1,006,140	4.1%	1.8%
Cherry Bekaert	3	3	Armada Hoffler Tower, Richmond Tower, Oyster Point	9/21/2022	932,547	3.8%	1.7%
GSA	1	1	Oyster Point	4/26/2017	870,047	3.5%	1.6%
Pender & Coward	2	1	Armada Hoffler Tower	1/31/2015	818,985	3.3%	1.5%
The Art Institute	1	1	Two Columbus	12/31/2019	771,898	3.1%	1.4%
Kimley-Horn	1	1	Two Columbus	12/31/2018	669,333	2.7%	1.2%
Hampton University	2	1	Armada Hoffler Tower	5/3/2023	629,935	2.6%	1.1%
Hankins & Anderson	1	1	Armada Hoffler Tower	4/30/2022	572,368	2.3%	1.0%

Top 10 Total					$15,077,541	61.4%	27.5%

Retail Portfolio
Tenant	Number of Leases	Number of Properties	Properties	Lease Expiration	Annualized Base Rent	% of Retail Portfolio Annualized Base Rent	% of Total Portfolio Annualized Base Rent
Home Depot	2	2	Broad Creek Shopping Center, North Point Center	12/27/2019	$2,032,600	10.0%	3.7%
Harris Teeter	2	2	Tyre Neck Harris Teeter, Hanbury Village	10/16/2028	1,430,001	7.0%	2.6%
Food Lion	3	3	Broad Creek Shopping Center, Bermuda Crossroads,	3/19/2020	1,282,568	6.3%	2.3%
			Gainsborough Square
Dick’s Sporting Goods	1	1	Dick’s at Town Center	1/31/2020	798,000	3.9%	1.5%
Regal Cinemas	1	1	Harrisonburg Regal	4/23/2019	683,550	3.4%	1.2%
PetSmart	2	2	Broad Creek Shopping Center, North Point Center	2/7/2016	618,704	3.0%	1.1%
Kroger	1	1	North Point Center	8/31/2018	552,864	2.7%	1.0%
Yard House	1	1	Commerce Street Retail	11/30/2023	538,000	2.6%	1.0%
Rite Aid	2	2	Gainsborough Square, Parkway Marketplace	5/29/2019	484,193	2.4%	0.9%
Walgreens	1	1	Hanbury Village	12/31/2083	447,564	2.2%	0.8%

Top 10 Total					$8,868,044	43.6%	16.1%

Leasing Activity

During the year ended December 31, 2013, we executed new office and retail leases aggregating approximately 63,000 square feet. The weighted average lease term for new office and retail leases executed during the year ended December 31, 2013 was approximately 7.0 years and 5.4 years, respectively. The total leasing costs associated with new office leases are estimated to be approximately $1.1 million, or $30.23 per square foot. The total leasing costs associated with new retail leases are estimated to be approximately $0.5 million, or $20.10 per square foot. These costs include tenant improvements, leasing commissions and leasing incentives.

During the year ended December 31, 2013, we renewed expiring office and retail leases aggregating approximately 179,000 square feet. The weighted average lease term for office and retail leases renewed during the year ended December 31, 2013 was approximately 8.4 years and 4.8 years, respectively. The total leasing costs associated with renewed office leases are estimated to be approximately $2.5 million, or $24.98 per square foot. The total leasing costs associated with renewed retail leases are estimated to be approximately $0.3 million, or $3.44 per square foot. These costs include tenant improvements, leasing commissions and leasing incentives.

Releasing spreads measure increases (decreases) in rental rates before and after a lease renewal. GAAP basis releasing spreads consider future rental rate increases as well as any rent concessions provided during the renewal period. Cash basis releasing spreads measure only the change in contractual rental rates immediately before and after the commencement of the renewal period. Releasing spreads on office leases renewed during the year ended December 31, 2013 were $1.22 per square foot on a GAAP basis and $(2.58) per square foot on a cash basis. Releasing spreads on retail leases renewed during the year ended December 31, 2013 were $(0.17) per square foot on a GAAP basis and $(1.94) per square foot on a cash basis. While we seek to obtain rents that are higher than amounts within our expiring leases, there are many variables and uncertainties that can significantly affect the leasing market at any given time. As such, we cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Lease Expirations

The following tables summarize the scheduled expirations of our office and retail leases in place as of December 31, 2013. We have excluded lease expirations for our multifamily operating property portfolio because apartment unit leases generally have terms ranging from seven to 15 months, with a majority having 12-month lease terms. The information in the following tables does not assume the exercise of any renewal options.

Office Lease Expirations

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	Annualized Base Rent	% of Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot
Available	—	45,554	4.8%	$—	—	$—
2014	15	49,384	5.2%	1,375,424	5.6%	27.85
2015	8	98,200	10.3%	2,483,520	10.1%	25.29
2016	10	33,481	3.5%	784,963	3.2%	23.45
2017	5	65,186	6.8%	1,566,263	6.4%	24.03
2018	15	133,189	14.0%	3,517,059	14.3%	26.41
2019	6	71,512	7.5%	1,619,344	6.6%	22.64
2020	3	25,283	2.7%	772,781	3.1%	30.57
2021	4	41,363	4.3%	946,930	3.9%	22.89
2022	3	48,117	5.1%	1,268,882	5.2%	26.37
2023	5	105,160	11.0%	2,310,230	9.4%	21.97
Thereafter	6	236,174	24.8%	7,897,751	32.2%	33.44

Total / Weighted Average	80	952,603	100.0%	$24,543,148	100.0%	$27.06

Retail Lease Expirations

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	Annualized Base Rent	% of Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot
Available	—	71,863	6.6%	$—	—	$—
2014	21	46,307	4.2%	783,659	4.6%	16.92
2015	18	63,030	5.8%	1,314,420	7.7%	20.85
2016	22	68,620	6.3%	1,667,203	9.8%	24.30
2017	19	133,945	12.3%	1,877,223	11.1%	14.01
2018	19	120,295	11.0%	1,736,312	10.2%	14.43
2019	14	285,235	26.1%	4,023,649	23.7%	14.11
2020	6	132,094	12.1%	1,647,180	9.7%	12.47
2021	4	18,053	1.7%	503,648	3.0%	27.90
2022	6	83,588	7.6%	1,215,718	7.2%	14.54
2023	5	27,625	2.5%	869,930	5.1%	31.49
Thereafter	6	42,646	3.9%	1,335,442	7.9%	31.31

Total / Weighted Average	140	1,093,301	100.0%	$16,974,385	100.0%	$16.62

Development Pipeline

As of December 31, 2013, we had seven properties under development and one pending property acquisition with an estimated aggregate of 513,000 square feet of office and retail space and 686 multifamily apartment units. As of December 31, 2013, our development pipeline also included Liberty Apartments, which we acquired in January 2014.

Identified Development Pipeline				Estimated Cost(1)	Cost Incurred through 12/31/13	Schedule			AHH Ownership %(1)	Property Type	Principal Tenants	% Leased
Office/Retail	Location	Estimated Square Footage(1)				Start	Anchor Tenant Occupancy	Stabilized Operation
4525 Main Street(2)	Virginia Beach, VA	234,000	(3)	$50,000	$25,700	1Q13	3Q14	1Q16	100%	Office	Clark Nexsen, Development Authority of Virginia Beach(3)	46%
Sandbridge Commons	Virginia Beach, VA	70,000		13,000	6,000	4Q13	1Q15	2Q16	85%	Retail	Harris Teeter	66%
Brooks Crossing(7)	Newport News, VA	36,000		8,000	1,000	3Q14	3Q15	3Q15	65%	Office	Huntington Ingalls(4)	0	%(4)
Greentree Shopping Center(5)	Chesapeake, VA	18,000		6,000	2,200	4Q13	4Q14	3Q16	100%	Retail	Wawa	40%

		358,000		77,000	34,900

						Schedule
Multifamily	Location	Estimated Apartment Units(1)		Estimated Cost(1)	Cost Incurred through 12/31/13	Start	Initial Occupancy	Complete(1)	Stabilized Operation	AHH Ownership %
Encore Apartments(2)	Virginia Beach, VA	286		$34,000	$11,500	1Q13	3Q14	4Q15	1Q16	100%
Whetstone Apartments	Durham, NC	203		28,000	7,700	2Q13	3Q14	3Q15	1Q16	100%
Liberty Apartments(6)	Newport News, VA	197		30,700	—	—	—	1Q14	3Q15	100%

		686		$92,700	$19,200

Next Generation Pipeline						Schedule
Office/Retail	Location	Estimated Square Footage(1)		Estimated Cost(1)	Cost Incurred through 12/31/13	Start	Anchor Tenant Occupancy	Stabilized Operation	AHH Ownership %(1)	Property Type	Principal Tenants	% Leased
Oceaneering	Chesapeake, VA	155,000		26,000	3,500	4Q13	1Q15	1Q15	100%	Office	Oceaneering	100%

		Total		$195,700	$57,600

(1)	Represents estimates that may change as the development process proceeds.
(2)	This property will be located in the Town Center of Virginia Beach.
(3)	Approximately 83,000 square feet is leased to Clark Nexsen, an architectural firm and approximately 23,000 square feet is leased to the City of Virginia Beach Development Authority.
(4)	The principal tenant lease has not been signed as of the date of this Annual Report on Form 10-K.
(5)	The Company has a contract to sell Walmart a pad-ready site adjacent to Greentree Shopping Center.
(6)	Reflects actual purchase price of the acquisition, which occurred in January 2014.
(7)	Reflects the current development program as of the date of this Annual Report on Form 10-K.

Segments

As of December 31, 2013, we operated in four business segments: office, retail, multifamily, and general contracting and real estate services. Additional information regarding our four operating segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our consolidated and combined financial statements in Item 8 of this Annual Report on Form 10-K.

Tax Status

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2013. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operation will enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our short taxable year ending December 31, 2013. In addition, we intend to elect to treat AHP Holding, Inc., which, through its wholly-owned subsidiaries, will operate our construction, development and third-party asset management businesses, as a taxable REIT subsidiary (“TRS”).

As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our services company, and any other TRS we form in the future, will be fully subject to federal, state and local corporate income tax.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy, in addition to other coverage that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, like those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, for such events. In addition, all of the properties in our portfolio are located in Virginia and North Carolina, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

Regulation

General

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of the properties in our portfolio has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and we are aware that some particular properties may currently be in non-compliance with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance, the imposition of fines, an award of damages to private litigants and a limitation on our ability to refinance outstanding indebtedness. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products, propane or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. As a result, some of our properties have been or may be impacted by contamination arising from the releases of such hazardous substances or petroleum products. Where we have deemed appropriate, we have taken steps to address identified contamination or mitigate risks associated with such contamination; however, we are unable to ensure that further actions will not be necessary. As a result of the foregoing, we could potentially incur materially liability.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing building materials, or ACBM, and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability. Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, the presence of ACBM in our properties may expose us to third-party liability (e.g. liability for personal injury associated with exposure to asbestos). We are not presently aware of any material adverse issues at our properties including ACBM.

Similarly, environmental laws govern the presence, maintenance and removal of lead-based paint in residential buildings, and may impose fines and penalties for failure to comply with these requirements. Such laws require, among other things, that owners or operators of residential facilities that contain or potentially contain lead-based paint notify residents of the presence or potential presence of lead-based paint prior to occupancy and prior to renovations and manage lead-based paint waste appropriately. In addition, the presence of lead-based paint in our buildings may expose us to third-party liability (e.g., liability for personal injury associated with exposure to lead-based paint). We are not presently aware of any material adverse issues at our properties involving lead-based paint.

In addition, the properties in our portfolio also are subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants may handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. Our leases sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations. In addition, we may be held directly liable for any such damages or claims regardless of whether we knew of, or were responsible for, the presence or disposal of hazardous or toxic substances or waste and irrespective of tenant lease provisions. The costs associated with such liability could be substantial and could have a material adverse effect on us.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.

Competition

We compete with a number of developers, owners and operators of office, retail and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-let space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space.

We also face competition when pursuing development and acquisition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us and otherwise be in a better position to acquire or develop a property. Competition may also have the effect of reducing the number of suitable development and acquisition opportunities available to us, increase the price required to consummate a development or acquisition opportunity.

In addition, we face competition in our construction business from other construction companies in the markets in which we operate, including small local companies and large regional and national companies. In our construction business, we compete for construction projects based on several factors, including cost, reputation for quality and timeliness, access to machinery and equipment, access to and relationships with high-quality subcontractors, financial strength, knowledge of local markets and project management abilities. We believe that we compete favorably on the basis of the foregoing factors, and that our construction business is well-positioned to compete effectively in the markets in which we operate. However, some of the construction companies with which we compete have different cost structures and greater financial and other resources than we do, which may put them at an advantage when competing with us for construction projects. Competition from other construction companies may reduce the number of construction projects that we are hired to complete and increase pricing pressure, either of which could reduce the profitability of our construction business.

Employees

At December 31, 2013, we had 120 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Corporate Information

Our principal executive office is located at 222 Central Park Avenue, Suite 2100, Virginia Beach, Virginia 23462 in the Armada Hoffler Tower at the Virginia Beach Town Center. In addition, we have construction offices located at 249 Central Park Avenue, Suite 300, Virginia Beach, Virginia 23462 and 720 Aliceanna Street, Suite 320-A, Baltimore, Maryland 21202. The telephone number for our principal executive office is (757) 366-4000. We maintain a website located at www.armadahoffler.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website or by contacting our Secretary at the address set forth above under “—Corporate Information.”

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investor Relations section of our website.

Financial Information

For required financial information related to our operations, please refer to our consolidated and combined financial statements, including the notes thereto, included with this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, the market price of shares of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our shareholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Real Estate Ownership, Acquisition and Development Business

The geographic concentration of our portfolio could cause us to be more susceptible to adverse economic or regulatory developments in the markets in which our properties are located than if we owned a more geographically diverse portfolio.

The properties in our portfolio are located in Virginia and North Carolina, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2013, our properties in the Virginia and North Carolina markets represented approximately 94% and 6%, respectively, of the total annualized base rent of the properties in our portfolio. As a result, we are particularly susceptible to adverse economic, regulatory or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia in which the properties in our portfolio are located contain high concentrations of military personnel and operations. A reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a further downturn in the economy in the Virginia or North Carolina markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail or multifamily properties. Our operations may also be affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for office, retail or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially adversely affect us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to satisfy our debt service obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

At December 31, 2013, we had total debt outstanding of approximately $277.7 million, including amounts drawn under our credit facility, a substantial portion of which is guaranteed by our operating partnership, and we may incur significant additional debt to finance future acquisition and development activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•	we may default on our obligations, in which case the lenders or mortgagees may have the right to foreclose on any properties that secure the loans or collect rents and other income from our properties;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations or reduce our ability to pay, or prohibit us from paying, distributions to our stockholders; and

•	our default under any loan with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations and cash flow could be materially adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We depend on significant tenants in certain of our office properties, and a bankruptcy, insolvency or inability to pay rent by any of these tenants could result in a material decrease in our rental income, which would have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

As of December 31, 2013, the largest tenant at properties in our office portfolio—Williams Mullen—represented approximately 32% of the total annualized base rent in our office portfolio. In addition, Sentara Williamsburg and Virginia Natural Gas are 100% occupied by Sentara Medical Group and Virginia Natural Gas, respectively. The inability of these or other significant tenants to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. For example, Williams Mullen, the largest tenant at properties in our portfolio by annualized base rent, accounted for an annualized base rent of approximately $7.8 million for the year ended December 31, 2013, which represents 14% of the total annualized base rent of our portfolio for the year ended December 31, 2013. As a result, Williams Mullen’s inability to pay rent could materially adversely affect the income produced by our portfolio.

If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. In many cases, we may have made substantial initial investments in the applicable leases through tenant improvement allowances and other concessions that we may not be able to recover. Any such event could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

The loss of, or a store closure by, one of the anchor stores or major tenants in our retail shopping center properties could result in a material decrease in our rental income, which would have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Our retail shopping center properties typically are anchored by large, nationally recognized tenants. As of December 31, 2013, Home Depot, Harris Teeter and Food Lion collectively represented approximately 23%, and individually represented 10%, 7% and 6%, respectively, of the total annualized base rent in our retail portfolio. In addition, several of our retail properties are single-tenant properties or are occupied primarily by a single tenant. As of December 31, 2013, the Courthouse 7-Eleven, Tyre Neck Harris Teeter and Harrisonburg Regal retail properties in our portfolio were 100% occupied by 7-Eleven, Harris Teeter and Regal Cinemas, respectively, and the Dick’s at Town Center and Studio 56 retail properties were approximately 83% and 69% occupied by Dick’s Sporting Goods and McCormick & Schmick’s, respectively. At any time, our tenants may experience a downturn in their business that may weaken significantly their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of such tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. In addition to these potential effects of a business downturn, mergers or consolidations among retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties.

Loss of, or a store closure by, an anchor or major tenant could significantly reduce our occupancy level or the rent we receive from our retail properties, and we may not have the right to re-lease vacated space or we may be unable to re-lease vacated space at attractive rents or at all. Moreover, in the event of default by a major tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties. The occurrence of any of the situations described above, particularly if it involves an anchor tenant with leases in multiple locations, could seriously harm our performance and could adversely affect the value of the affected retail property.

In the event that any of the anchor stores, major tenants or single-tenant property tenants in our retail properties do not renew their leases with us when they expire, we may be unable to re-lease such premises at market rents, or at all, which could have a material adverse effect on us, including our financial condition, results of operations, cash flow and cash available for distribution and our ability to satisfy our debt service obligations.

We may be unable to renew leases, lease vacant space or re-let space on favorable terms or at all as leases expire, which could materially adversely affect us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

As of December 31, 2013, 6% of the square footage of the properties in our office and retail portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the housing market, stock market volatility and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.

Competition for property acquisitions and development opportunities may reduce the number of opportunities available to us and increase our costs, which could have a material adverse effect on our growth prospects.

The current market for property acquisitions and development opportunities continues to be extremely competitive. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the purchase prices for such properties, in the event we are able to acquire or develop such properties. We face significant competition for attractive investment opportunities from an indeterminate number of investors, including publicly traded and privately held REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to make investments in properties and the ability to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition will increase if investments in real estate become more attractive relative to other forms of investment. If the level of competition for investment opportunities is significant in our target markets, it could have a material adverse effect on our growth prospects.

The failure of properties that we develop or acquire in the future to meet our financial expectations could have a material adverse effect on us, including our financial condition, results of operations, cash flow, the per share trading price of our common stock and our growth prospects.

Our future acquisitions and development projects and our ability to successfully operate these properties may be exposed to the following significant risks, among others:

•	we may acquire or develop properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	our cash flow may be insufficient to enable us to pay the required principal and interest payments on the debt secured by the property;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties or to develop new properties;

•	we may be unable to quickly and efficiently integrate new acquisitions or developed properties into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot operate acquired or developed properties to meet our financial expectations, our growth prospects could be materially adversely affected.

Certain of the leases at our retail properties contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could materially adversely affect our performance or the value of the affected retail property.

Certain of the leases at our retail properties contain “co-tenancy” provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or the tenant’s obligation to continue occupancy on certain conditions, including: (1) the presence of a certain anchor tenant or tenants; (2) the continued operation of an anchor tenant’s store; and (3) minimum occupancy levels at the retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early or to reduce its rent. In periods of prolonged economic decline, there is a higher than normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the affected retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue or tenant sales or tenants’ rights to terminate their leases early or to a reduction of their rent, revenues and the value of the affected retail property could be materially adversely affected.

Our dependence on smaller businesses, particularly in our retail portfolio, to rent our space could have a material adverse effect on our cash flow and results of operations.

Many of our tenants, particularly those that lease space in our retail properties are smaller businesses that generally do not have the financial strength or resources of larger corporate tenants. In particular, 68 of our retail tenants (representing approximately 12% of our annualized base rent from retail properties as of December 31, 2013) lease 2,500 or less square feet from us, and many of those tenants are smaller independent businesses, which generally experience a higher rate of failure than large businesses. As a result of our dependence on these smaller businesses, we could experience a higher rate of tenant defaults, turnover and bankruptcies, which could have a material adverse effect on our cash flow and results of operations.

Many of our operating costs and expenses are fixed and will not decline if our revenues decline.

Our results of operations depend, in large part, on our level of revenues, operating costs and expenses. The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the property. As a result, if revenues decline, we may not be able to reduce our expenses to keep pace with the corresponding reductions in revenues. Many of the costs associated with real estate investments, such as real estate taxes, insurance, loan payments and maintenance, generally will not be reduced if a property is not fully occupied or other circumstances cause our revenues to decrease, which could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Increases in mortgage rates or unavailability of mortgage debt may make it difficult for us to finance or refinance our debt, which could have a material adverse effect on our financial condition, growth prospects and our ability to make distributions to stockholders.

If mortgage debt is unavailable to us at reasonable rates or at all, we may not be able to finance the purchase or development of additional properties or refinance existing debt when it becomes due. If interest rates are higher when we refinance our properties, our income and cash flow could be reduced, which would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, to the extent we are unable to refinance our debt when it becomes due, we will have fewer debt guarantee opportunities available to offer under our tax protection agreements, which could trigger an obligation to indemnify certain parties under the applicable tax protection agreements.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. Foreclosures could also trigger our tax indemnification obligations under the terms of our tax protection agreements with respect to the sales of certain properties.

Most of our debt arrangements involve balloon payment obligations, which may materially adversely affect us, including our cash flows, financial condition and ability to make distributions.

Most of our debt arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. In addition, balloon payments and payments of principal and interest on our indebtedness may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Our credit facility restricts our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments.

Our credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to incur additional liens;

•	restrict our ability to make certain investments (including certain capital expenditures);

•	restrict our ability to merge with another company;

•	restrict our ability to sell or dispose of assets;

•	restrict our ability to make distributions to stockholders; and

•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and maximum leverage ratios.

These limitations restrict our ability to engage in certain business activities, which could materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations. In addition, our credit facility may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right, in certain circumstances, to declare a default if we are in default under other loans.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, such as the dislocations in the credit markets and general global economic downturn during the recent recessionary period. These conditions, or similar conditions in the future, may materially adversely affect us as a result of the following potential consequences, among others:

•	decreased demand for office, retail and multifamily space, which would cause market rental rates and property values to be negatively impacted;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•	our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future debt service expense; and

•	one or more lenders under our credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

In addition, the recent economic downturn has adversely affected, and may continue to adversely affect, the businesses of many of our tenants. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Subject to maintaining our qualification as a REIT, we expect to continue to enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our existing hedging transactions have, and future hedging transactions may, include entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could increase our costs and reduce the overall returns on our investments. In addition, while hedging agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.

Adverse conditions in the general retail environment could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

Fifteen of our 24 properties, representing approximately 37% of our total annualized base rent as of December 31, 2013, are retail properties. As a result, we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

Any of the foregoing factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties. In turn, these conditions could negatively affect market rents for retail space and could materially and adversely affect us, including our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations.

We have limited operating history as a REIT or a publicly traded company.

We have limited operating history as a REIT or a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC. We will be required to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT and satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with New York Stock Exchange (“NYSE”), listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company or maintain our qualification as a REIT could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. See “—Risks Related to Our Status as a REIT—Failure to qualify as a REIT would have significant adverse consequences to us and the per share trading price of our common stock.”

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock less attractive to investors.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including the requirements to:

•	provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;

•	comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies;

•	comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;

•	provide certain disclosure regarding executive compensation required of larger public companies; or

•	hold stockholder advisory votes on executive compensation.

We cannot predict if investors will find shares of our common stock less attractive because we will not be subject to the same reporting and other requirements as other public companies. If some investors find shares of our common stock less attractive as a result, there may be a less active trading market for our common stock, the per share trading price of our common stock could decline and may be more volatile.

We will continue to incur costs as a result of becoming a public company, and such costs may increase if and when we cease to be an “emerging growth company.”

As a public company, we expect to continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate theses costs with any degree of certainty. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

We will be subject to the requirements of the Sarbanes-Oxley Act of 2002.

As long as we remain an emerging growth company, as that term is defined in the JOBS Act, we will be permitted to gradually comply with certain of the on-going reporting and disclosure obligations of public companies pursuant to the Sarbanes-Oxley Act. However, after we are no longer an emerging growth company under the JOBS Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act may require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements as of December 31, 2014. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per share trading price of our common stock.

We may be required to make rent or other concessions or significant capital expenditures to improve our properties in order to retain and attract tenants, which may materially adversely affect us, including our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations.

Upon expiration of our leases to our tenants, to the extent that adverse economic conditions in the real estate market reduce the demand for office, retail and multifamily space, we may be required to make rent or other concessions, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants, any of which would increase our costs. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases. If any of the foregoing were to occur, it could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Our use of units in our operating partnership as currency to acquire properties could result in stockholder dilution or limit our ability to sell such properties, which could have a material adverse effect on us.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for units of limited partnership interest in our operating partnership (“OP Units”). This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions also could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions. In addition, issuances of OP Units would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. To the extent that our stockholders do not directly own OP Units, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Significant competition in the leasing market could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

We compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow cash available for distributions and our ability to service our debt obligations could be materially and adversely affected.

Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception of our company in the capital markets.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Hoffler (our Executive Chairman), Kirk (our Vice Chairman), Haddad (our President and Chief Executive Officer), Nero (our President of Development), Apperson (our President of Construction), O’Hara (our Chief Financial Officer), and Smith (our Vice President of Operations) and Ms. Hampton (our President of Asset Management), who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, development and construction activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lose their services, our relationships with such personnel could diminish.

Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us and negotiating with tenants and build-to-suit prospects. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants, which could materially adversely affect our financial condition, results of operations, cash flow and the per share trading price of our common stock.

We may be subject to on-going or future litigation, including existing claims relating to the entities that owned the properties prior to our initial public offering and otherwise in the ordinary course of business, which could have a material adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our common stock.

We may be subject to on-going litigation, including existing claims relating to the entities that owned the properties and operated the businesses prior to our initial public offering and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that may arise in the future. In addition, we may become subject to litigation in connection with the formation transactions related to our initial public offering in the event that prior investors dispute the valuation of their respective interests, the adequacy of the consideration received by them in the formation transactions or the interpretation of the agreements implementing the formation transactions. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially adversely affect our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract officers and directors.

Potential losses from hurricanes in Virginia and North Carolina may not be covered by insurance.

All of the properties in our portfolio are located in Virginia and North Carolina, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties in Virginia, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. In addition, we may reduce or discontinue insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, in the event of a hurricane, we may be required to incur significant costs, and, to the extent that a loss exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

In the past, we have, and in the future, we expect to, co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture or other entity. In particular, in connection with the formation transactions related to our initial public offering, we provided certain of the prior investors with the right to co-develop certain projects with us in the future and the right to acquire a minority equity interest in certain properties that we may develop in the future, in each case under certain circumstances and subject to certain conditions set forth in the applicable agreement. In the event that we co-develop a property together with a third party, we would be required to share a portion of the development fee. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

Increased competition and increased affordability of residential homes could limit our ability to retain our residents, lease apartment units or increase or maintain rents at our multifamily apartment communities.

Our multifamily apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental units, as well as owner-occupied single- and multifamily units. Competitive housing in a particular area and an increase in the affordability of owner-occupied single- and multifamily units due to, among other things, declining housing prices, oversupply, mortgage interest rates and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment units and increase or maintain rents at our multifamily properties.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended (the “Code”) to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary capital expenditures, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

Recently, the capital markets have been subject to significant disruptions. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Risks Related to Our Third-Party Construction Business

Adverse economic and regulatory conditions, particularly in the Mid-Atlantic region, could adversely affect our construction and development business, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Our third-party construction activities have been, and are expected to continue to be, primarily focused in the Mid-Atlantic region, although we have also undertaken construction projects in various states in the Southeast, Northeast and Midwest regions of the United States. As a result of our concentration of construction projects in the Mid-Atlantic region of the United States, we are particularly susceptible to adverse economic or other conditions in this market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, labor disruptions and the costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in this region. We cannot assure you that our target markets will support construction and development projects of the type in which we typically engage. While our services company will provide a wide range of development and construction services, any adverse economic or real estate developments in the Mid-Atlantic region could materially adversely affect our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions to our stockholders.

There can be no assurance that all of the projects for which our construction business is engaged as general contractor will be commenced or completed in their entirety in accordance with the anticipated cost, or that we will achieve the financial results we expect from the construction of such properties, which could materially adversely affect our cash flows, results of operations and growth prospects.

Our construction business earns profit for serving as the general contractor equal to the difference between the total construction fees that we charge and the costs we incur to build the property. If the decision is made by a third-party client to abandon a construction project for any reason, our anticipated fee revenue from such project could be significantly lower than we expect. In addition, we defer pre-contract costs when such costs are directly associated with specific anticipated construction contracts and their recovery is deemed probable. In the event that we determine that the execution of a construction contract is no longer probable, we would be required to expense those pre-contract costs in the period in which such determination is made, which could materially and adversely affect our results of operations in such period. Our ability to complete the projects in our identified construction pipeline on time and on budget could be materially adversely affected as a result of the following factors, among others:

•	shortages of subcontractors, equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated increases in the cost of equipment, labor and raw materials;

•	unforeseen engineering, environmental or geological problems;

•	weather interferences;

•	difficulties in obtaining necessary permits or in meeting permit conditions;

•	client acceptance delays; or

•	work stoppages and other labor disputes.

If we do not complete construction projects on time and on budget, it could have a material adverse effect on us, including our cash flows, results of operations and growth prospects.

Our dependence on third-party subcontractors and equipment and material providers could result in material shortages and project delays and could reduce our profits or result in project losses, which could materially adversely affect our financial condition, results of operations and cash flow.

Because our construction business provides general contracting services, we rely on third-party subcontractors and equipment and material providers. For example, we procure equipment and construction materials as needed when engaged in large construction projects. To the extent that we cannot engage subcontractors or acquire equipment and materials at reasonable costs or if the amount we are required to pay for subcontractors or equipment exceeds our estimates, our ability to complete a construction project in a timely fashion or at a profit may be impaired. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. Additionally, while our construction contracts generally provide that our obligation to pay subcontractors is expressly made subject to the condition precedent that we shall have first received payment, we cannot assure you that these so called “pay-if-paid” or “pay-when-paid” provisions will be recognized in all jurisdictions in which we do business, or that a subcontractor or payment bond surety may not otherwise be entitled to payment or to record a lien on the affected property. In such event, we may be required to pay a payment bond surety or the subcontractors we engage even though we have yet to receive our fees as general contractor. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials are needed, which may materially adversely affect us, including our financial condition, results of operations and cash flow.

Our construction business recognizes certain revenue on a percentage-of-completion basis and upon the achievement of contractual milestones, and any delay or cancellation of a construction project could materially adversely affect our cash flows and results of operations.

Our construction business recognizes certain revenue on a percentage-of-completion basis and, as a result, revenue from our construction business is driven by the performance of our contractual obligations. The percentage-of-completion method of accounting is inherently subjective because it relies on estimates of total project cost as a basis for recognizing revenue and profit. Accordingly, revenue and profit recognized under the percentage-of-completion method is potentially subject to adjustments in subsequent periods based on refinements in the estimated cost to complete a project, which could result in a reduction or reversal of previously recorded revenues and profits. In addition, delays in, or the cancellation of, any particular construction project could adversely impact our ability to recognize revenue in a particular period. Furthermore, changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income in the period in which they are determined. If any of the foregoing were to occur, it could have a material adverse effect on our cash flows and results of operations.

Construction project sites are inherently dangerous workplaces, and, as a result, our failure to maintain safe construction project sites could result in deaths or injuries, reduced profitability, the loss of projects or clients and possible exposure to litigation, any of which could materially adversely affect our financial condition, results of operations, cash flow and reputation.

Construction and maintenance sites often put our employees, employees of subcontractors, our tenants and members of the public in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes and highly regulated materials. On many sites, we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, fines or expose our tenants and members of the public to potential injury, thereby creating exposure to litigation. As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects, clients and tenants, which may materially adversely affect our financial condition, results of operations, cash flow and our reputation.

Supply shortages and other risks associated with demand for skilled labor could increase construction costs and delay performance of our obligations under construction contracts, which could materially adversely affect the profitability of our construction business, our cash flow and results of operations.

There is a high level of competition in the construction industry for skilled labor. Increased costs, labor shortages or other disruptions in the supply of skilled labor, such as carpenters, roofers, electricians and plumbers, could cause increases in construction costs and construction delays. We may not be able to pass on increases in construction costs because of market conditions or negotiated contractual terms. Sustained increases in construction costs due competition for skilled labor and delays in performance under construction contracts may materially adversely affect the profitability of our construction business, our financial condition, results of operations and cash flow.

Our failure to successfully and profitably bid on construction contracts could materially adversely affect our results of operations and cash flow.

Many of the costs related to our construction business, such as personnel costs, are fixed and are incurred by us irrespective of the level of activity of our construction business. The success of our construction business depends, in part, on our ability to successfully and profitably bid on construction contracts for private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which can be impacted by a number of factors, many of which are outside our control, including market conditions, financing arrangements and required governmental approvals. If we are unable to maintain a consistent flow of third-party construction contracts, our results of operations and cash flow could be materially adversely affected.

If we fail to timely complete a construction project, miss a required performance standard or otherwise fail to adequately perform on a construction project, we may incur losses or financial penalties, which could materially adversely affect our financial condition, results of operations, cash flow and reputation.

We may contractually commit to a construction client that we will complete a construction project by a scheduled date at a fixed cost. We may also commit that a construction project, when completed, will achieve specified performance standards. If the construction project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. In addition, completion of projects can be adversely affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, availabilities of subcontractors, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors. In some cases, if we fail to meet required performance standards or milestone requirements, we may also be subject to agreed-upon financial damages in the form of liquidated damages, which are determined pursuant to the contract governing the construction project. To the extent that these events occur, the total costs of the project could exceed our estimates and our contracted cost and we could experience reduced profits or, in some cases, incur a loss on a project, which may materially adversely affect our financial condition, results of operations and cash flow. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

Unionization or work stoppages could have a materials adverse effect on us.

From time to time, our construction business and the subcontractors we engage may use unionized construction workers, which requires us to pay the prevailing wage in a jurisdiction to such workers. Due to the highly labor-intensive and price-competitive nature of the construction business, the cost of unionization or prevailing wage requirements for new developments could be substantial, which could adversely affect our profitability. In addition, the use of unionized construction workers could cause us to become subject to organized work stoppages, which would materially adversely affect our ability to meet our construction timetables and could significantly increase the cost of completing a construction project.

Risks Related to Our Development Business and Property Acquisitions

Our failure to establish new development relationships with public partners and expand our development relationships with existing public partners could have a material adverse effect on us, including our cash flows, results of operations and growth prospects.

Our growth strategy depends significantly on our ability to leverage our extensive experience in completing large, complex, mixed-use public/private projects to establish new relationships with public partners and expand our relationships with existing public partners. Future increases in our revenues may depend significantly on our ability to expand the scope of the work we do with the state and local government agencies with which we currently have partnered and attract new state and local government agencies to undertake public/private development projects with us. Our ability to obtain new work with state and local governmental authorities on new public/private development and financing partnerships could be adversely affected by several factors, including decreases in state and local budgets, changes in administrations, the departure of government personnel with whom we have worked and negative public perceptions about public/private partnerships. In addition, to the extent that we engage in public/private partnerships in states or local communities in which we have not previously worked, we could be subject to risks associated with entry into new markets, such as lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures. If we fail to establish new relationships with public partners and expand our relationships with existing public partners, it could have a material adverse effect on our growth prospects.

We may be unable to identify and complete development opportunities and acquisitions of properties that meet our investment criteria, which may materially adversely affect our financial condition, results of operations, cash flow and growth prospects.

Our business and growth strategy involves the development and selective acquisition of office, retail and multifamily properties. We may expend significant management time and other resources, including out-of-pocket costs, in pursuing these investment opportunities. Our ability to complete development projects or acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential development opportunities and acquisitions, including those that we are subsequently unable to complete;

•	agreements for the development or acquisition of properties are subject to conditions, which we may be unable to satisfy; and

•	we may be unable to obtain financing on favorable terms or at all.

If we are unable to identify attractive investment opportunities, our financial condition, results of operations, cash flow and growth prospects could be materially adversely affected.

The risks associated with land holdings and related activities could have a material adverse effect on us, including our results of operations.

We hold options to acquire undeveloped parcels of land for future development and may in the future acquire additional land holdings for development. The risks inherent in purchasing, owning, and developing land increase as demand for office, retail or multifamily properties, or rental rates, decreases. Real estate markets are highly uncertain and volatile and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate. In addition, carrying costs, including interest and other pre-development costs, can be significant and can result in losses or reduced profitability. If there are subsequent changes in the fair value of our undeveloped land holdings that cause us to determine that the fair value of our undeveloped land holdings is less than their carrying basis reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges which would reduce our net income and could materially and adversely affect our results of operations.

The success of our activities to design, construct and develop properties in which we will retain an ownership interest is dependent, in part, on the availability of suitable undeveloped land at acceptable prices as well as our having sufficient liquidity to fund investments in such undeveloped land and subsequent development.

Our success in designing, constructing and developing projects for our own account depends, in part, upon the continued availability of suitable undeveloped land at acceptable prices. The availability of undeveloped land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and governmental regulations that restrict the potential uses of land. If the availability of suitable land opportunities decreases, the number of development projects we may be able to undertake could be reduced. In addition, our ability to make land purchases will depend upon us having sufficient liquidity or access to external sources of capital to fund such purchases. Thus, the lack of availability of suitable land opportunities and insufficient liquidity to fund the purchases of any such available land opportunities could have a material adverse effect on our results of operations and growth prospects.

Our real estate development activities are subject to risks particular to development, such as unanticipated expenses, delays and other contingencies, any of which could materially adversely affect us, including our financial condition, results of operations and cash flow.

We engage in development and redevelopment activities and will be subject to the following risks associated with such activities:

•	unsuccessful development or redevelopment opportunities could result in direct expenses to us and cause us to incur losses;

•	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

•	occupancy rates and rents of a completed project may not be sufficient to make the project profitable; and

•	the availability and pricing of financing to fund our development activities on favorable terms or at all.

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development or redevelopment activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations and cash flow.

There can be no assurance that all of the properties in our development pipeline will be completed in their entirety in accordance with the anticipated cost, or that we will achieve the results we expect from the development of such properties, which could materially adversely affect our growth prospects, financial condition and results of operations.

The development of the projects in our development pipeline are subject to numerous risks, many of which are outside of our control. The cost necessary to complete the development of our identified development pipeline could be materially higher than we anticipate. Because we generally intend to commence the construction phase of an office or retail project for our own account only where a substantial percentage of the commercial space is pre-leased, we could decide not to undertake construction on one or more of the projects in our identified development pipeline if our pre-leasing efforts are unsuccessful. Furthermore, if we are delayed in the completion of any development project, tenants may have the right to terminate pre-development leases, which could materially adversely affect the financial viability of the project. In addition, even if we decide to commence construction on a project, we can provide no assurances that we will complete any of the projects in our development pipeline on the anticipated schedule, or that, once completed, the properties in our development pipeline will achieve the results that we expect. If the development of our development pipeline is not completed in accordance with our anticipated timing or at the anticipated cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our financial condition and results of operations.

Our option properties are subject to various risks, and we may not be able to acquire them.

We have options to acquire from certain of our officers and directors eight parcels of developable land. These parcels are exposed to many of the same risks that may affect the other properties in our portfolio. The terms of the option agreements relating to these parcels were not determined by arm’s-length negotiations, and such terms may be less favorable to us than those that may have been obtained through negotiations with third parties. In addition, it may become economically unattractive to exercise our options with respect to these parcels, which could cause us to decide not to exercise our option to purchase these parcels in the future. In such event, or in the event that the option agreements expire by their terms, the parcels could be sold to one of our competitors without restriction. Because our officers and directors own economic interests in these parcels, our decision to exercise or refrain from exercising such options will create conflicts of interest.

Risks Related to the Real Estate Industry

Our business is subject to risks associated with real estate assets and the real estate industry, which could materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business and Operations,” as well as the following:

•	oversupply or reduction in demand for office, retail or multifamily space in our markets;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;

•	a favorable interest rate environment that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;

•	civil unrest, acts of war, terrorist attacks and natural disasters, including hurricanes, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate;

•	changing submarket demographics; and

•	changing traffic patterns.

In addition, periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which could materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and ability to service our debt obligations.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments made, and to be made, by us are difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by our tax protection agreements, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

Our property taxes could increase due to property tax rate changes or reassessment, which would adversely impact our cash flows.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flow would be adversely impacted, and our ability to pay dividends to our stockholders could be adversely affected.

As an owner of real estate, we could incur significant costs and liabilities related to environmental matters.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property and our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. See “Part I—Business—Regulation.”

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, some of the tenants of properties in our retail portfolio operate gas stations or other businesses that utilize storage tanks to store petroleum products, propane or wastes typically associated with automobile service or other operations conducted at the properties, and spills or leaks of hazardous materials from those storage tanks could expose us to liability. See “Business and Properties—Regulation—Environmental Matters.” In addition to the foregoing, while we obtained Phase I Environmental Site Assessments for each of the properties in our portfolio, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. For example, they do not generally include soil sampling, subsurface investigations or hazardous materials survey. Furthermore, we do not have current Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues.

As the owner of the buildings on our properties, we could face liability for the presence of hazardous materials, such as asbestos or lead, or other adverse conditions, such as poor indoor air quality, in our buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if we do not comply with such laws, we could face fines for such noncompliance. Also, we could be liable to third parties, such as occupants of the buildings, for damages related to exposure to hazardous materials or adverse conditions in our buildings, and we could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in our buildings. In addition, some of our tenants routinely may handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us. If we incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury is alleged to have occurred.

We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.

Properties are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to developing or acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future development, acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief.

In addition, federal and state laws and regulations, including laws such as the Americans with Disabilities Act of 1990 (the “ADA”) and the Fair Housing Amendment Act of 1988 (“FHAA”), impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may incur additional costs to bring the property into compliance, incur governmental fines or the award of damages to private litigants or be unable to refinance such properties. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations and cash flow.

Risks Related to Our Organizational Structure

Daniel Hoffler and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and has the ability to exercise significant influence on our company and our operating partnership, including the approval of significant corporate transactions.

As of December 31, 2013, Daniel Hoffler, our Executive Chairman, and his affiliates owned approximately 17% and, collectively, Messrs. Hoffler, Haddad and Kirk and their affiliates collectively owned approximately 28% of the combined outstanding shares of our common stock and OP Units of our operating partnership (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Virginia law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. Our fiduciary duties and obligations as the general partner of our operating partnership may come into conflict with the duties of our directors and officers to our company. Messrs. Hoffler, Haddad and Kirk own a significant interest in our operating partnership as limited partners and may have conflicts of interest in making decisions that affect both our stockholders and the limited partners of our operating partnership.

Under Virginia law, a general partner of a Virginia limited partnership has fiduciary duties of loyalty and care to the partnership and its partners and must discharge its duties and exercise its rights as general partner under the partnership agreement or Virginia law consistently with the obligation of good faith and fair dealing. The partnership agreement provides that, in the event of a conflict between the interests of our operating partnership or any partner, on the one hand, and the separate interests of our company or our stockholders, on the other hand, we, in our capacity as the general partner of our operating partnership, are under no obligation not to give priority to the separate interests of our company or our stockholders, and that any action or failure to act on our part or on the part of our directors that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contract rights of the limited partners of the operating partnership under its partnership agreement does not violate the duty of loyalty that we, in our capacity as the general partner of our operating partnership, owe to the operating partnership and its partners.

Additionally, the partnership agreement provides that we will not be liable to the operating partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by the operating partnership or any limited partner, except for liability for our intentional harm or gross negligence. Our operating partnership must indemnify us, our directors and officers and our designees from and against any and all claims that relate to the operations of our operating partnership, unless (1) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the person actually received an improper personal benefit in violation or breach of the partnership agreement or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our operating partnership must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our operating partnership will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the partnership agreement) or if the person is found to be liable to our operating partnership on any portion of any claim in the action.

We may assume unknown liabilities in connection with our formation transactions, and any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited.

As part of our formation transactions, we acquired entities and assets that are subject to existing liabilities, some of which may be unknown or unquantifiable. These liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with our predecessor entities (that had not been asserted or threatened prior to the completion of our initial public offering), tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the prior investors in our assets, for certain of these liabilities will be limited. In connection with our initial public offering and the related formation transactions, Mr. Hoffler entered into a Representation, Warranty and Indemnity Agreement with us with respect to certain aspects of the formation transactions but his liability to us is limited with respect to time and dollar amount. There can be no assurance that we will be entitled to any such reimbursement or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Our charter contains certain ownership limits with respect to our stock. Our charter, among other restrictions, prohibits the beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock, excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from this ownership limit if certain conditions are satisfied. See “Description of Capital Stock—Restrictions on Ownership and Transfer.” This ownership limit as well as other restrictions on ownership and transfer of our stock in our charter may:

•	discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; and

•	result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of certain of the benefits of owning the additional shares.

We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue. In addition, under our charter, our board of directors, without stockholder approval, has the power to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the preference, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications or terms or conditions of redemption for such newly classified or reclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of Maryland law could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of the Maryland General Corporation Law (the “MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock at any time within the two-year period immediately prior to the date in question) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes certain fair price and supermajority stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that holders of “control shares” of our company (defined as shares of stock that, when aggregated with other shares of stock controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

By resolution of our board of directors, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. If implemented, these provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement of our operating partnership may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights;

•	a requirement that we may not be removed as the general partner of our operating partnership without our consent;

•	transfer restrictions on OP Units;

•	our ability, as general partner, in some cases, to amend the partnership agreement and to cause the operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners; and

•	the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.

The limited partners in our operating partnership, including Mr. Hoffler and his affiliates and our other executive officers and directors and their respective affiliates, owned approximately 40.5% of the outstanding OP Units of our operating partnership as of December 31, 2013.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with the formation transactions related to our initial public offering, our operating partnership entered into tax protection agreements that provide that if we dispose of any interest in the certain protected properties in a taxable transaction prior to the seventh (or, in a limited number of cases, the tenth) anniversary of the completion of the formation transactions, subject to certain exceptions, we will indemnify certain contributors, including Messrs. Hoffler, Haddad, Kirk, Nero and Apperson and their respective affiliates and certain of our other officers, for their tax liabilities attributable to the built-in gain that existed with respect to such property interests as of the time of our initial public offering, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations. Moreover, as a result of these potential tax liabilities, Messrs. Hoffler, Haddad, Kirk, Nero and Apperson and certain of our other officers may have a conflict of interest with respect to our determination as to these properties.

Our tax protection agreements may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under our tax protection agreements, our operating partnership will provide certain of our contributors, including Messrs. Hoffler, Haddad, Kirk, Nero and Apperson and their respective affiliates and certain of our other officers, the opportunity to guarantee debt or enter into a deficit restoration obligations both at the completion of the formation transactions and our initial public offering and upon a future repayment, retirement, refinancing or other reduction (other than scheduled amortization) of currently outstanding debt prior to the tenth anniversary of the completion of the formation transactions. If we fail to make such opportunities available, we will be required to deliver to each such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. We agreed to these provisions in order to assist our contributors in deferring the recognition of taxable gain as a result of and after the formation transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

We may pursue less vigorous enforcement of terms of certain agreements with members of our senior management and our affiliates because of our dependence on them and conflicts of interest.

Each of Messrs. Hoffler, Haddad and Kirk, our Executive Chairman of the Board, President and Chief Executive Officer and Vice Chairman of the Board, respectively, were parties to or had interests in contribution agreements with us pursuant to which we acquired interests in our properties and assets. In addition, we have entered into option agreements with certain of our officers and directors, or entities they control, with respect to certain parcels of developable land. Mr. Hoffler also entered into a Representation, Warranty and Indemnity Agreement with us pursuant to which he made certain representations and warranties to us regarding the entities and assets that we acquired in the formation transactions and agreed to indemnify us and our operating partnership for breaches of such representations and warranties for one year after the completion of our initial public offering and the formation transactions. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationships with members of our board of directors and our management, with possible negative impact on stockholders.

Our board of directors may change our strategies, policies and procedures without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment, financing, leverage and distribution policies, and our policies with respect to all other activities, including growth, capitalization and operations, will be determined exclusively by our board of directors, and may be amended or revised at any time by our board of directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this Annual Report on Form 10-K. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially adversely affect our financial condition, results of operations and cash flow.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Under Maryland law, generally, a director will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our charter authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each director and officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. We have entered into indemnification agreements with each of our executive officers and directors whereby we agreed to indemnify our directors and executive officers to the fullest extent permitted by Maryland law against all expenses and liabilities incurred in their capacity as an officer or director, subject to limited exceptions. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies.

We are a holding company with no direct operations and, as such, we will rely on funds received from our operating partnership to pay liabilities, and the interests of our stockholders will be structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on cash distributions from our operating partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from our operating partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, your claims as a stockholder will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our operating partnership may issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and could have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

As of December 31, 2013, we owned 59.5% of the outstanding OP Units in our operating partnership. We may, in connection with our acquisition of properties or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We intend to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2013. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT. Therefore, we cannot be assured that we will qualify as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because: If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRS will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through our TRS, which would be subject to federal and state income taxation.

We may pay taxable dividends in shares of our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure does not apply to our 2013 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock.

If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay taxable dividends of our common stock and cash, although we may choose to do so in the future.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Our ownership of our TRS will be subject to limitations and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Furthermore, we will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% REIT subsidiaries limitation or to avoid application of the 100% excise tax.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The restrictions on ownership and transfer in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year after 2013, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year after 2013. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our board of directors may not grant an exemption from this restriction to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership will be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities or dispose of assets at inopportune times or on unfavorable terms, which could materially adversely affect our financial condition, results of operations and cash flow.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required principal or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or dispose of assets at inopportune times or on unfavorable terms, which could materially adversely affect our financial condition, results of operations and cash flows.

Risks Related to Our Common Stock

We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

We intend to continue to pay regular quarterly distributions to our stockholders. All distributions will be made at the discretion of our board of directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than our current estimate, or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock.

Our ability to make distributions may also be limited by our credit facility. Under the terms of the credit facility, our ability to make distributions during any twelve-month period is limited to the greater of (1) 100% of our funds from operations (“FFO”) through the first anniversary of the closing date of the credit facility plus a portion of the net proceeds of our initial public offering and 95% of our FFO thereafter or (2) the amount required for us to (x) qualify and maintain our REIT status and (y) avoid the payment of federal or state income or excise tax. In addition, if a default or events of default exist or would result from a distribution, we are precluded from making certain distributions other than those required to allow us to qualify and maintain our status as a REIT.

As a result of the foregoing, we may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common stock.

The market price and trading volume of our common stock may be volatile and could decline substantially in the future.

The market price of our common stock may be volatile in the future. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects. In particular, the market price of our common stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our funds from operations or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets generally;

•	changes in tax laws;

•	future equity issuances;

•	failure to meet earnings estimates;

•	failure to meet and maintain REIT qualifications;

•	changes in our credit ratings; and

•	general market and economic conditions.

In the past, securities Class-Action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us, including our financial condition, results of operations, cash flow and the per share trading price of our common stock.

Increases in market interest rates may have an adverse effect on the trading prices of our common stock as prospective purchasers of our common stock may expect a higher dividend yield and as an increased cost of borrowing may decrease our funds available for distribution.

One of the factors that will influence the trading prices of our common stock will be the dividend yield on the common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher dividend yield (with a resulting decline in the trading prices of our common stock) and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.

The number of shares of our common stock available for future issuance or sale could materially adversely affect the per share trading price of our common stock.

As of March 24, 2014, approximately 19.3 million shares of our common stock were outstanding. In addition, as of March 24, 2014, approximately 13.8 million OP Units in our operating partnership were outstanding, which are redeemable at the option of the holders beginning in May 2014, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have agreed to register the shares issuable upon redemption of the OP Units so that such shares will be freely tradable under the securities laws.

We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price per share of our common stock. The per share trading price of our common stock may decline significantly when we register the shares of our common stock issuable upon redemption of outstanding OP Units.

The issuance of substantial numbers of shares of equity securities, including OP Units, or the perception that such issuances might occur could materially adversely affect us, including the per share trading price of shares of our common stock.

The redemption of OP Units for common stock, the vesting of any restricted stock granted to certain directors, executive officers and other employees under our 2013 Equity Incentive Plan, the issuance of our common stock or OP Units in connection with future property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the per share trading price of our common stock, and the existence of units, options or shares of our common stock issuable under our 2013 Equity Incentive Plan or upon redemption of OP Units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of shares of our common stock or OP Units may be dilutive to existing stockholders.

Future offerings of debt, which would be senior to our common stock upon liquidation, and preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may materially adversely affect us, including the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our operating partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The information set forth under the caption “Our Properties” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 3.	Legal Proceedings.

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange (the “NYSE”), under the symbol “AHH.” Below is a summary of the high and low prices of our common stock for each quarterly period since May 8, 2013, the date our common stock began trading on the NYSE, and the cash distributions per share declared by us with respect to each period.

	High	Low	Distributions Declared
May 8, 2013—June 30, 2013(1)	$11.85	$10.70	$0.08
July 1, 2013—September 30, 2013	$11.84	$8.89	$0.16
October 1, 2013—December 31, 2013	$10.70	$9.01	$0.16

(1)	We completed an initial public offering of shares of our common stock on May 13, 2013.

On December 31, 2013 and March 24, 2014, the closing price of our common stock as reported on the NYSE was $9.28 and $10.01, respectively.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period May 8, 2013, the date our common stock began trading on the NYSE, through December 31, 2013, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on May 8, 2013. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Distribution Information

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. For a description of restrictions on our ability to make distributions, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility,” and Note 9, “Indebtedness” to our accompanying consolidated and combined financial statements.

Any future distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected financial condition, liquidity, EBITDA, FFO and results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, as described above, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under our revolving credit facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends.

To the extent that we make distributions in excess of our earnings and profits, as computed for federal income tax purposes, these distributions will represent a return of capital, rather than a dividend, for federal income tax purposes. Distributions that are treated as a return of capital for federal income tax purposes will reduce the stockholder’s basis in its shares (but not below zero) and therefore can result in the stockholder having a higher gain upon a subsequent sale of such shares. Return of capital distributions in excess of a stockholder’s basis generally will be treated as gain from the sale of such shares for federal income tax purposes.

Stockholder Information

As of March 24, 2014, there were approximately 96 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of March 24, 2014, there were 48 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

In connection with the formation transactions related to our initial public offering, we issued 13,059,365 OP Units to the predecessor’s prior investors as partial consideration for the contribution of their interests in the predecessor to the Operating Partnership. In addition, in January 2014, we issued 695,652 OP Units in connection with our acquisition of the Liberty Apartments (also referred to as the Apprentice School Apartments).

Issuer Purchases of Equity Securities

During the period from May 13, 2013 (the date of our IPO) through December 31, 2013, certain of our directors and employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 2013 Equity Incentive Plan (the “2013 Plan”). The following table summarizes all of these repurchases during the period May 13, 2013 through December 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

May 13, 2013 through May 31, 2013	8,687	$11.50	N/A	N/A

June 1, 2013 through June 30, 2013	—	—	N/A	N/A

July 1, 2013 through July 31, 2013	—	—	N/A	N/A

August 1, 2013 through August 31, 2013	—	—	N/A	N/A

September 1, 2013 through September 30, 2013	—	—	N/A	N/A

October 1, 2013 through October 31, 2013	—	—	N/A	N/A

November 1, 2013 through November 30, 2013	—	—	N/A	N/A

December 1, 2013 through December 31, 2013	—	—	N/A	N/A

Total	8,687

(1)	The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2013 Plan. With respect to these shares, the price paid per share is based on the grant date fair value of the restricted stock awards.

Item 6.	Selected Financial Data.

The following selected historical combined financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated and combined financial statements as of December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011, and the related notes included elsewhere in this Annual Report on Form 10-K.

We completed our initial public offering on May 13, 2013. Due to the timing of the initial public offering, we present herein certain combined consolidated historical financial data for us and our predecessor. Our predecessor was not a legal entity, but rather a combination of certain real estate and construction entities. The historical combined financial data for our predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the initial public offering.

The selected historical combined financial information as of and for the years ended December 31, 2013, 2012, 2011 and 2010 has been derived from our audited historical financial statements. Due to the timing of the initial public offering, the results of operations for the years ended December 31, 2012, 2011 and 2010 reflect only the financial condition and results of operations of our predecessor. The results of operations for the year ended December 31, 2013 reflect the financial condition and results of operations of our predecessor together with our company.

	Years Ended December 31,
	2013	2012	2011	2010
	($ in thousands, except per share data)
Operating Data:
Rental revenues	$57,520	$54,436	$52,578	$47,847
General contracting and real estate services revenues	82,516	54,046	77,602	87,279
Rental expenses	14,025	12,682	12,568	11,734
Real estate taxes	5,124	4,865	4,781	4,463
General contracting and real estate services expenses	78,813	50,103	72,138	82,127
Depreciation and amortization	14,898	12,909	12,994	12,158
Interest expense	(12,303)	(16,561)	(18,134)	(18,208)
Loss on extinguishment of debt	(2,387)	—	(3,448)	—
Gain on acquisitions	9,460	—	—	—
Income from continuing operations	14,453	8,907	2,647	4,081
Results from discontinued operations	—	(10)	(381)	(337)
Net income	$14,453	$8,897	$2,266	$3,744
Net income attributable to stockholders	$7,336
Net income per share—basic and diluted	$0.39
Cash dividends declared per share	$0.40

Balance Sheet Data:
Real estate investments, at cost	$462,976	$354,740	$349,933	$343,627
Accumulated depreciation	(105,228)	(92,454)	(80,923)	(69,532)
Net real estate investments	357,748	262,286	269,010	274,095
Real estate assets held-for-sale	—	—	473	3,162
Cash and cash equivalents	18,882	9,400	13,449	8,435
Construction assets	13,811	11,696	13,866	21,560
Total assets	435,282	331,813	340,134	359,448
Indebtedness	277,745	335,081	339,562	334,211
Debt related to real estate assets held-for-sale	—	—	—	1,225
Construction liabilities	29,680	21,605	23,825	31,400
Total liabilities	329,761	373,154	377,533	382,993
Total equity	105,521	(41,341)	(37,399)	(23,545)

Other Data:
Funds from operations(1)	$19,806	$21,886	$15,861	$16,150
Cash provided by operating activities	22,175	22,326	23,183	6,090
Cash used for investing activities	(47,947)	(4,702)	(5,998)	(14,715)
Cash provided by (used for) financing activities	35,254	(21,673)	(12,171)	5,566

(1)	We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with U.S. generally accepted accounting principles, or GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP. The following table sets forth a reconciliation of our pro forma FFO to net income, the most directly comparable GAAP equivalent, for the periods presented:

	Years Ended December 31,
	2013	2012	2011	2010
	($ in thousands)
Net income	$14,453	$8,897	$2,266	$3,744
Depreciation and amortization	14,898	12,909	12,994	12,158
Gain on acquisitions	(9,460)	—	—	—
Loss on disposal of real estate assets	—	—	569	—
Real estate joint ventures, net	(85)	80	32	248

Funds from operations	$19,806	$21,886	$15,861	$16,150

Net income for the year ended December 31, 2013 includes debt extinguishment losses of $2.4 million, of which $0.6 million was noncash. Net income for the year ended December 31, 2013 also includes noncash stock compensation of $1.2 million and noncash impairment charges of $0.6 million.

Net income for the year ended December 31, 2011 includes debt extinguishment losses of $3.4 million, of which $1.1 million was noncash.

Real estate joint ventures for each of the three years ended December 31, 2013 represents activity from Bermuda Crossroads and Smith’s Landing, both of which were unconsolidated properties for periods prior to the completion of our IPO and Formation Transactions on May 13, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “our,” “us,” and “our company” refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership, of which we are the sole general partner and which we refer to in this Annual Report on Form 10-K as our Operating Partnership.

Business Description

We are a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States. As of December 31, 2013, our portfolio comprised seven office properties, 15 retail properties and two multifamily properties located in Virginia and North Carolina. As of December 31, 2013, our office and retail operating property portfolios aggregated over 2.0 million net rentable square feet and our multifamily property portfolio included 626 apartment units.

We are a Maryland corporation formed on October 12, 2012 to acquire the entities in which Daniel A. Hoffler and his affiliates, certain of our other officers, directors and their affiliates and other third parties owned a direct or indirect interest (our “Predecessor”) through the a series of related formation transactions (the “Formation Transactions”). We did not have any operating activity until the consummation of our initial public offering of our shares of common stock (the “IPO”) and the Formation Transactions on May 13, 2013. Upon completing our IPO and the Formation Transactions, we carry on our operations through Armada Hoffler, L.P. (our “Operating Partnership”), whose assets, liabilities and results of operations we consolidate.

Our “Predecessor” was not a single legal entity, but rather a combination of real estate and construction entities that were under common control by our Executive Chairman, Daniel A. Hoffler. These entities included: (i) controlling interests in entities that owned seven office properties, 14 retail properties and one multifamily property, (ii) non-controlling interests in entities that owned one retail and one multifamily property (Bermuda Crossroads and Smith’s Landing, respectively), (iii) the property development and asset management businesses of Armada Hoffler Holding Company, Inc. and (iv) the general commercial construction businesses of Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia.

Because of the timing of the IPO and the Formation Transactions, the financial condition as of December 31, 2012 and results of operations for the years ended December 31, 2012 and 2011 reflect those of our Predecessor. The results of operations for the year ended December 31, 2013 reflect our results together with those of our Predecessor, while the financial condition as of December 31, 2013 reflects solely ours.

Executive Overview

Our strategy is to be the premier real estate developer, owner and operator in the Mid-Atlantic United States. We seek to grow earnings, funds from operations (“FFO”) and FFO per share by: (i) maintaining and increasing occupancy in our stabilized property portfolio, (ii) delivering the projects in our development pipeline on time, (iii) executing on strategic and opportunistic acquisitions, (iv) managing our balance sheet and overall leverage to provide us with the necessary flexibility to invest selectively and (v) executing new third-party construction work with consistent operating margins.

The following highlights our significant transactions, events and results during the year ended December 31, 2013:

Development Pipeline

•	Began construction on six new properties aggregating approximately 477,000 square feet and 489 apartment units.

•	Invested $41.3 million on new development and construction.

•	Executed new construction loans aggregating $91.5 million to fund our development pipeline.

Capital Activity

•	Completed our IPO in May 2013 raising net proceeds of $192.0 million after deducting the underwriting discount and offering expenses.

•	Entered into a credit facility with an aggregate capacity of $155.0 million of which $70.0 million was borrowed as of December 31, 2013.

•	Retired $182.5 million of debt.

•	Refinanced $28.5 million of secured debt to remove the recourse components, lower the interest rates and extend the maturity dates to 2018.

•	Amended $24.8 million of secured debt to extend the maturity date to 2017.

•	Declared cash dividends of $0.40 per share covering the period May 13, 2013 to December 31, 2013.

Operating Results

•	Net income of $14.5 million compared to $8.9 million for the year ended December 31, 2012.

•	FFO of $19.8 million compared to $21.9 million for the year ended December 31, 2012.

•	FFO for 2013 includes losses on debt extinguishments of $2.4 million and noncash stock compensation expense of $1.2 million. See “—Non-GAAP Financial Measures”.

•	Net income attributable to stockholders of $7.3 million, or $0.39 per share.

•	Net operating income of $42.1 million compared to $40.8 million for the year ended December 31, 2012.

•	Cash from operations of $22.2 million compared to $22.3 million during the year ended December 31, 2012.

•	Weighted average occupancy of 94.4% as of December 31, 2013 compared to 94.2% as of December 31, 2012.

•	Approximately 242,000 square feet of new and renewal leases executed in our office and retail property portfolios.

•	New construction contracts of $64.7 million.

•	Third-party construction backlog of $46.4 million as of December 31, 2013.

We view 2013 as a year in which we laid a solid foundation for sustained future net operating income and asset value growth. We accomplished what we set out to do in 2013 including: transitioning to a publicly traded company, executing on development opportunities, identifying attractive opportunities for the next generation pipeline, and positioning our income portfolio for further growth.

Development Pipeline

In addition to the projects in our development pipeline, in November 2012, we were selected by Johns Hopkins University, after an extensive competitive selection process, to join with the university in the redevelopment of a 1.12 acre property adjacent to the university’s Homewood campus in Baltimore, Maryland. This mixed-use development will include student housing, retail space, restaurants and parking. The goal of the completed project will be to complement the Homewood campus and nearby Charles Village neighborhood and provide a catalyst for future development in the area. The Johns Hopkins project continues to progress, with the program now defined and strong interest from retailers for the ground floor commercial space.

Our development pipeline consists of the following office, retail and multifamily properties ($ in thousands):

Identified Development Pipeline						Schedule
Office/Retail	Location	Estimated Square Footage(1)		Estimated Cost(1)	Cost Incurred through 12/31/13	Start	Anchor Tenant Occupancy	Stabilized Operation	AHH Ownership %(1)	Property Type	Principal Tenants	% Leased
4525 Main Street(2)	Virginia Beach, VA	234,000	(3)	$50,000	$25,700	1Q13	3Q14	1Q16	100%	Office	Clark Nexsen, Development Authority of Virginia Beach(3)	46%
Sandbridge Commons	Virginia Beach, VA	70,000		13,000	6,000	4Q13	1Q15	2Q16	85%	Retail	Harris Teeter	66%
Brooks Crossing(7)	Newport News, VA	36,000		8,000	1,000	3Q14	3Q15	3Q15	65%	Office	Huntington Ingalls(4)	0	%(4)
Greentree Shopping Center(5)	Chesapeake, VA	18,000		6,000	2,200	4Q13	4Q14	3Q16	100%	Retail	Wawa	40%

		358,000		77,000	34,900

						Schedule
Multifamily	Location	Estimated Apartment Units(1)		Estimated Cost(1)	Cost Incurred through 12/31/13	Start	Initial Occupancy	Complete(1)	Stabilized Operation	AHH Ownership %
Encore Apartments(2)	Virginia Beach, VA	286		$34,000	$11,500	1Q13	3Q14	4Q15	1Q16	100%
Whetstone Apartments	Durham, NC	203		28,000	7,700	2Q13	3Q14	3Q15	1Q16	100%
Liberty Apartments(6)	Newport News, VA	197		30,700	—	—	—	1Q14	3Q15	100%

		686		$92,700	$19,200

Next Generation Pipeline					Schedule
Office/Retail	Location	Estimated Square Footage(1)	Estimated Cost(1)	Cost Incurred through 12/31/13	Start	Anchor Tenant Occupancy	Stabilized Operation	AHH Ownership %(1)	Property Type	Principal Tenants	% Leased
Oceaneering	Chesapeake, VA	155,000	26,000	3,500	4Q13	1Q15	1Q15	100%	Office	Oceaneering	100%

		Total	$195,700	$57,600

(1)	Represents estimates that may change as the development process proceeds.
(2)	This property will be located in the Town Center of Virginia Beach.
(3)	Approximately 83,000 square feet is leased to Clark Nexsen, an architectural firm and approximately 23,000 square feet is leased to the City of Virginia Beach Development Authority.
(4)	The principal tenant lease has not been signed as of the date of this Annual Report on Form 10-K.
(5)	The Company has a contract to sell Walmart a pad-ready site adjacent to Greentree Shopping Center.
(6)	Reflects actual purchase price of the acquisition, which occurred in January 2014.
(7)	Reflects the current development program as of the date of this Annual Report on Form 10-K.

Our execution on all of the projects identified in the preceding table and the Johns Hopkins project are subject to, among other factors, regulatory approvals, financing availability and suitable market conditions. Excluding the total consideration paid for Liberty Apartments, the total estimated costs of the projects identified in the preceding table are approximately $165.0 million, of which approximately $137.9 million represent hard costs for land and construction and $27.1 million represent soft costs for architecture, engineering, real estate taxes, insurance, interest and compensation and overhead related to our development team. During the year ended December 31, 2013, we capitalized approximately $1.6 million of development-related compensation and overhead.

4525 Main Street is our most recent addition to the Town Center of Virginia Beach and is located across from The Cosmopolitan, One Columbus and Armada Hoffler Tower. This 15-story office tower is the future home of Clark Nexsen, an international architecture and engineering firm, which has agreed to lease approximately 83,000 square feet. Additionally, the City of Virginia Beach Development Authority has agreed to lease approximately 23,000 square feet of office space. 4525 Main Street will also feature approximately 21,000 square feet of ground floor retail space. On July 30, 2013, we closed on a $63.0 million loan of which $37.8 million is available to fund our construction of 4525 Main Street.

Sandbridge Commons continues our long-standing relationship with Harris Teeter, which has agreed to anchor the shopping center. In addition to a 53,000 square foot Harris Teeter grocery store, Sandbridge Commons will include approximately 22,000 square feet of small shop retail space. On August 27, 2013, we purchased the underlying land for $5.2 million. The site includes two outparcels that we plan to either lease or sell. On December 19, 2013, we closed on a $10.0 million loan to fund our construction of Sandbridge Commons.

Brooks Crossing is a new multi-phased commercial center designed to revitalize the east end of Newport News, Virginia. We are currently negotiating leases with Huntington Ingalls Industries to be our principal tenant in the first phase of this project.

Greentree Shopping Center is a retail power center that will feature a Wawa convenience store and gas station adjacent to a new Walmart Neighborhood Market. We have a long-term ground lease with Wawa and are under contract to deliver to Walmart their pad-ready site. On November 26, 2013, we purchased the underlying land for $1.5 million.

Encore Apartments are also located in the Town Center of Virginia Beach and sit adjacent to 4525 Main Street. Encore Apartments will feature free covered parking, a private pool, concierge service, a business center and meeting space. On July 30, 2013, we closed on a $63.0 million loan of which $25.2 million is available to fund our construction of Encore Apartments.

Whetstone Apartments are conveniently located near Duke University and are scheduled to open in time for the fall 2014 semester. On June 4, 2013, we purchased the underlying land for $2.6 million and commenced construction in the third quarter of 2013. On October 8, 2013, we closed on an $18.5 million loan to fund our construction of Whetstone Apartments.

Liberty Apartments in Newport News, Virginia feature 197 apartment units and approximately 28,000 square feet of retail space. Liberty Apartments are located next to the Newport News Apprentice School of Shipbuilding, another one of our public/private partnership projects. As contemplated in our Formation Transactions, we completed our acquisition of Liberty Apartments on January 17, 2014 for total consideration of $30.7 million. The total consideration for Liberty Apartments was comprised of 695,652 common units of our Operating Partnership, repayment of a $3.0 million mezzanine loan that affiliates of our Predecessor borrowed to fund the equity portion of the project and the assumption of $20.9 million of debt that bears interest at 5.66% and has a 30-year term.

The Oceaneering International facility will be a 155,000 square foot office and manufacturing building located in Chesapeake, Virginia. We were selected as the developer of this new build-to-suit facility that will serve as Oceaneering International’s operational base in Virginia. Oceaneering International has agreed to a 15-year lease with us. We facilitated this public/private transaction among the City of Chesapeake, the Commonwealth of Virginia and Oceaneering International. On December 16, 2013, we purchased the underlying land for $1.9 million. On February 28, 2014, we closed on a $19.5 million loan to fund our construction of the Oceaneering International facility.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon current available information. Actual results could differ from these estimates.

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

Real Estate Project Costs

We capitalize direct and certain indirect costs clearly associated with the development, redevelopment, construction, leasing or expansion of our real estate assets. Capitalized project costs include direct material, labor, subcontract costs, real estate taxes, insurance, utilities, ground rent, interest on borrowing obligations and salaries and related personnel costs.

We capitalize direct and indirect project costs associated with the initial construction or redevelopment of a property up to the time the property is substantially complete and ready for its intended use. We believe the completion of the building shell is the proper basis for determining substantial completion of initial construction.

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

Segment Results of Operations

As of December 31, 2013, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services that are conducted through our taxable REIT subsidiaries (“TRSs”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. See Note 3 to our consolidated and combined financial statements in Item 8 of this Annual Report on Form 10-K.

We define same store properties as those that we owned and operated and that were stabilized for the entirety of both periods presented. Same store properties exclude those that were in lease-up during the periods presented. We generally consider a property to be in lease-up until the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Office Segment Data

	Years Ended December 31,
	2013	2012	2011
	($ in thousands)
Rental revenues	$25,794	$25,815	$24,680
NOI	$17,902	$18,147	$16,679
Properties(1)	7	7	7
Square feet(1)	952,603	953,442	953,309
Occupancy(1)	95.2%	94.1%	92.4%

(1)	As of the end of the periods presented.

Rental revenues for the year ended December 31, 2013 were relatively unchanged compared to the year ended December 31, 2012. NOI decreased $0.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to increased operating costs at our office properties in the Town Center of Virginia Beach.

During the year ended December 31, 2013, we executed new office leases aggregating approximately 36,000 square feet. The weighted average lease term for new office leases executed during the year ended December 31, 2013 was approximately 7.0 years. The total leasing costs associated with new office leases are estimated to be approximately $1.1 million, or $30.23 per square foot. These costs include tenant improvements, leasing commissions and leasing incentives.

During the year ended December 31, 2013 we renewed expiring office leases aggregating approximately 101,000 square feet. The weighted average lease term for office leases renewed during the year ended December 31, 2013 was approximately 8.4 years. The total leasing costs associated with renewed office leases are estimated to be approximately $2.5 million, or $24.98 per square foot. These costs include tenant improvements, leasing commissions and leasing incentives.

Releasing spreads measure increases (decreases) in rental rates before and after a lease renewal. GAAP basis releasing spreads consider future rental rate increases as well as any rent concessions provided during the renewal period. Cash basis releasing spreads measure only the change in contractual rental rates immediately before and after the commencement of the renewal period. Releasing spreads on office leases renewed during the year ended December 31, 2013 were $1.22 per square foot on a GAAP basis and $(2.58) per square foot on a cash basis. While we seek to obtain rents that are higher than amounts within our expiring leases, there are many variables and uncertainties that can significantly affect the leasing market at any given time. As such, we cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Rental revenues for the year ended December 31, 2012 increased $1.1 million compared to the year ended December 31, 2011 due to increased occupancy at Armada Hoffler Tower, One Columbus and Two Columbus. Occupancy increases at these three properties combined with decreased utility expenses in our office portfolio resulted in $1.5 million of increased NOI for the year ended December 31, 2012 compared to the year ended December 31, 2011.

During the year ended December 31, 2012, we executed new office leases aggregating approximately 72,000 square feet. The total leasing costs associated with new office leases were approximately $0.9 million, or $13.11 per square foot. During the year ended December 31, 2012 we renewed expiring office leases aggregating approximately 125,000 square feet. The total leasing costs associated with renewed office leases were approximately $0.6 million, or $4.82 per square foot.

Office Same Store Results

Office same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2013 and 2012 and December 31, 2012 and 2011 were as follows:

	Years ended December 31,			Years ended December 31,
	2013	2012	Change	2012(1)	2011(1)	Change
	($ in thousands)
Rental revenues	$25,794	$25,815	$(21)	$23,274	$22,422	$852
Property expenses	7,892	7,668	224	6,938	7,270	(332)

Same Store NOI	$17,902	$18,147	$(245)	$16,336	$15,152	$1,184
Non-Same Store NOI	—	—	—	1,811	1,527	284

Segment NOI	$17,902	$18,147	$(245)	$18,147	$16,679	$1,468

(1)	Same store results exclude Two Columbus, which was in lease-up during the comparative period.

Same store rental revenues for the year ended December 31, 2013 were relatively unchanged compared to the year ended December 31, 2012. Same store NOI decreased $0.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to increased operating costs at our office properties in the Town Center of Virginia Beach.

Same store rental revenues for the year ended December 31, 2012 increased $0.8 million compared to the year ended December 31, 2011 due to increased occupancy at Armada Hoffler Tower and One Columbus. Occupancy increases at these two properties combined with decreased utility expenses in our office portfolio resulted in $1.2 million of increased same store NOI for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Retail Segment Data

	Years Ended December 31,
	2013(1)	2012	2011
	($ in thousands)
Rental revenues	$21,755	$21,164	$20,105
NOI	$14,976	$14,535	$14,326
Properties(2)	15	14	14
Square feet(2)	1,093,301	983,107	981,930
Occupancy(2)	93.4%	93.9%	93.8%

(1)	Includes Bermuda Crossroads beginning May 13, 2013.
(2)	As of the end of the periods presented.

Rental revenues increased $0.6 million and NOI increased $0.4 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increases in rental revenues and NOI resulted from our consolidation of Bermuda Crossroads upon completion of our IPO and the Formation Transactions on May 13, 2013 and our completion and concurrent stabilization of Tyre Neck Harris Teeter in the second quarter of 2012. The increased rental revenues and NOI from Bermuda Crossroads and Tyre Neck Harris Teeter were partially offset by declines in occupancy at South Retail in the Town Center of Virginia Beach and Dick’s at Town Center.

During the year ended December 31, 2013, we executed new retail leases aggregating approximately 27,000 square feet. The weighted average lease term for new retail leases executed during the year ended December 31, 2013 was approximately 5.4 years. The total leasing costs associated with new retail leases are estimated to be approximately $0.5 million, or $20.10 per square foot. These costs include tenant improvements, leasing commissions and leasing incentives.

During the year ended December 31, 2013, we renewed expiring retail leases aggregating approximately 78,000 square feet. The weighted average lease term for retail leases renewed during the year ended December 31, 2013 was approximately 4.8 years. The total leasing costs associated with renewed retail leases are estimated to be approximately $0.3 million, or $3.44 per square foot. These costs include tenant improvements, leasing commissions and leasing incentives.

Releasing spreads measure increases (decreases) in rental rates before and after a lease renewal. GAAP basis releasing spreads consider future rental rate increases as well as any rent concessions provided during the renewal period. Cash basis releasing spreads measure only the change in contractual rental rates immediately before and after the commencement of the renewal period. Releasing spreads on retail leases renewed during the year ended December 31, 2013 were $(0.17) per square foot on a GAAP basis and $(1.94) per square foot on a cash basis. While we seek to obtain rents that are higher than amounts within our expiring leases, there are many variables and uncertainties that can significantly affect the leasing market at any given time. As such, we cannot guarantee that future leases will continue to be signed for rents that are equal to or higher than current amounts.

Rental revenues increased $1.1 million and NOI increased $0.2 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increases in rental revenues and NOI resulted from our completion and concurrent stabilization of Courthouse 7-Eleven in the first quarter of 2012 and Tyre Neck Harris Teeter in the second quarter of 2012. Also contributing to the increases in rental revenues and NOI was Commerce Street Retail, which reached 100% occupancy at the end of the second quarter of 2011.

During the year ended December 31, 2012, we executed new retail leases aggregating approximately 9,000 square feet. The total leasing costs associated with new retail leases were approximately $0.2 million, or $17.89 per square foot. During the year ended December 31, 2012 we renewed expiring retail leases aggregating approximately 55,000 square feet. The total leasing costs associated with renewed office leases were approximately $0.1 million, or $2.39 per square foot.

Retail Same Store Results

Retail same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2013 and 2012 and December 31, 2012 and 2011 were as follows:

	Years ended December 31,			Years ended December 31,
	2013(1)(2)	2012(2)	Change	2012(2)(3)	2011(2)(3)	Change
	($ in thousands)
Rental revenues	$19,898	$20,786	$(888)	$20,625	$20,105	$520
Property expenses	6,254	6,458	(204)	6,443	5,776	667

Same Store NOI	$13,644	$14,328	$(684)	$14,182	$14,329	$(147)
Non-Same Store NOI	1,332	207	1,125	353	(3)	356

Segment NOI	$14,976	$14,535	$441	$14,535	$14,326	$209

(1)	Same store results exclude Bermuda Crossroads, which was an unconsolidated property prior to May 13, 2013.
(2)	Same store results exclude Tyre Neck Harris Teeter, which was in lease-up during the comparative period.
(3)	Same store results exclude Courthouse 7-Eleven, which was in lease-up during the comparative period.

Same store rental revenues decreased $0.9 million and same store NOI decreased $0.7 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. The decreases in same store rental revenues and same store NOI resulted from declines in occupancy at South Retail in the Town Center of Virginia Beach and Dick’s at Town Center.

Same store rental revenues increased $0.5 million while same store NOI decreased $0.1 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. Commerce Street Retail reached 100% occupancy at the end of the second quarter of 2011 and generated the increase in same store rental revenues, which was offset by increased operating expenses across our same store retail portfolio.

Multifamily Segment Data

	Years Ended December 31,
	2013(1)	2012	2011
	($ in thousands)
Rental revenues	$9,971	$7,457	$7,793
NOI	$5,493	$4,281	$4,295
Properties(2)	2	1	1
Apartment units(2)	626	342	342
Occupancy(2)	94.2%	91.9%	91.5%

(1)	Includes Smith’s Landing beginning May 13, 2013.
(2)	As of the end of the periods presented.

Rental revenues increased $2.5 million and NOI increased $1.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to our consolidation of Smith’s Landing upon completion of our IPO and the Formation Transactions on May 13, 2013.

Rental revenues decreased $0.3 million and NOI decreased slightly during the year ended December 31, 2012 compared to the year ended December 31, 2011. Higher vacancy and rent concessions during the year ended December 31, 2012 at The Cosmopolitan caused the decreases in rental revenues and NOI.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2013 and 2012 and December 31, 2012 and 2011 were as follows:

	Years ended December 31,			Years ended December 30,
	2013(1)	2012	Change	2012	2011	Change
	($ in thousands)
Rental revenues	$7,494	$7,457	$37	$7,457	$7,793	$(336)
Property expenses	3,441	3,176	265	3,176	3,498	(322)

Same Store NOI	$4,053	$4,281	$(228)	$4,281	$4,295	$(14)
Non-Same Store NOI	1,440	—	1,440	—	—	—

Segment NOI	$5,493	$4,281	$1,212	$4,281	$4,295	$(14)

(1)	Same store results exclude Smith’s Landing, which was an unconsolidated property prior to May 13, 2013.

Same store rental revenues increased slightly while same store NOI decreased $0.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in same store rental revenues resulted from increased ground floor retail occupancy at The Cosmopolitan, which helped to offset residential occupancy declines. Increased operating expenses at The Cosmopolitan caused the decrease in same store NOI during the year ended December 31, 2013.

Same store rental revenues decreased $0.3 million while same store NOI decreased slightly during the year ended December 31, 2012 compared to the year ended December 31, 2011. Higher vacancy and rent concessions during the year ended December 31, 2012 at The Cosmopolitan caused the decreases in same store rental revenues and same store NOI.

General Contracting and Real Estate Services Segment Data

	Years Ended December 31,
	2013	2012	2011
	($ in thousands)
Segment revenues	$82,516	$54,046	$77,602
NOI	3,703	3,943	5,464
Operating margin	4.5%	7.3%	7.0%

Segment revenues for the year ended December 31, 2013 increased $28.5 million compared to the year ended December 31, 2012. The increase in segment revenues was driven primarily by our progress and completion of the Newport News Apprentice School of Shipbuilding, Liberty Apartments and the Biomedical Research Laboratory at Hampton University. NOI decreased $0.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 as we experienced tighter operating margins during 2013.

Segment revenues for the year ended December 31, 2012 decreased $23.6 million compared to the year ended December 31, 2011 as because we had lower construction volume during 2012 as a result of our substantial completion of a number of construction projects during the year ended December 31, 2011. NOI decreased $1.5 million during the year ended December 31, 2012 compared to the year ended December 31, 2011 due to the lower construction volume during year, while operating margins increased slightly.

The changes in backlog for the year ended December 31, 2013 were as follows:

Year ended December 31, 2013
($ in thousands)
Beginning backlog	$64,577
New contracts/change orders	64,742
Work performed	(82,934)

Ending backlog	$46,385

During the year ended December 31, 2013, we executed a $24.4 million contract to serve as the general contractor for the Hyatt Place Baltimore/Inner Harbor Hotel. We broke ground on the project on August 19, 2013 and expect to complete construction in the fall of 2014. As of December 31, 2013, we had $23.2 million of backlog on the Hyatt Place Baltimore/Inner Harbor Hotel project. Also during the year ended December 31, 2013, we executed a $4.2 million contract to build a new Harris Teeter grocery store in the Wards Corner area of Norfolk, Virginia. We began construction during the second quarter of 2013 and expect to complete construction in the first quarter of 2014.

As of December 31, 2013, we had $11.9 million of backlog on the City of Suffolk Municipal Center project, which we expect to complete in the second quarter of 2015. We also had $4.6 million of backlog on the Main Street parking garage underlying both 4525 Main Street and Encore Apartments in the Town Center of Virginia Beach. We expect to complete construction of the Main Street parking garage in the third quarter of 2014. During the year ended December 31, 2013, we completed construction of the Newport News Apprentice School of Shipbuilding, Liberty Apartments and the Biomedical Research Laboratory at Hampton University.

Consolidated and Combined Results of Operations

Because of the timing of our IPO, the results of operations for the years ended December 31, 2012 and 2011 reflect those of our Predecessor. The results of operations for the year ended December 31, 2013 reflect our results together with those of our Predecessor.

The following table summarizes our results of operations for each of the three years ended December 31, 2013:

	Years ended December 31,			Years ended December 31,
	2013	2012	Change	2012	2011	Change
	($ in thousands)
Revenues
Rental revenues	$57,520	$54,436	$3,084	$54,436	$52,578	$1,858
General contracting and real estate services revenues	82,516	54,046	28,470	54,046	77,602	(23,556)

Total revenues	140,036	108,482	31,554	108,482	130,180	(21,698)
Expenses
Rental expenses	14,025	12,682	1,343	12,682	12,568	114
Real estate taxes	5,124	4,865	259	4,865	4,781	84
General contracting and real estate services expenses	78,813	50,103	28,710	50,103	72,138	(22,035)
Depreciation and amortization	14,898	12,909	1,989	12,909	12,994	(85)
General and administrative expenses	6,937	3,232	3,705	3,232	3,728	(496)
Impairment charges	580	—	580	—	—	—

Total expenses	120,377	83,791	36,586	83,791	106,209	(22,418)

Operating income	19,659	24,691	(5,032)	24,691	23,971	720

Interest expense	(12,303)	(16,561)	4,258	(16,561)	(18,134)	1,573
Loss on extinguishment of debt	(2,387)	—	(2,387)	—	(3,448)	3,448
Gain on acquisitions	9,460	—	9,460	—	—	—
Other income (expense)	297	777	(480)	777	258	519

Income before taxes	14,726	8,907	5,819	8,907	2,647	6,260
Income tax (provision) benefit	(273)	—	(273)	—	—	—

Income from continuing operations	14,453	8,907	5,546	8,907	2,647	6,260

Results from discontinued operations	—	(10)	10	(10)	(381)	371

Net income	$14,453	$8,897	$5,556	$8,897	$2,266	$6,631

Rental Revenues. Rental revenues by segment for each of the three years ended December 31, 2013 were as follows:

	Years ended December 31,			Years ended December 31,
	2013	2012	Change	2012	2011	Change
	($ in thousands)
Office	$25,794	$25,815	$(21)	$25,815	$24,680	$1,135
Retail	21,755	21,164	591	21,164	20,105	1,059
Multifamily	9,971	7,457	2,514	7,457	7,793	(336)

	$57,520	$54,436	$3,084	$54,436	$52,578	$1,858

Rental revenues increased $3.1 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. Office rental revenues for the year ended December 31, 2013 were relatively unchanged compared to the year ended December 31, 2012. Retail rental revenues increased due to our consolidation of Bermuda Crossroads beginning May 13, 2013 and our completion and concurrent stabilization of Tyre Neck Harris Teeter in the second quarter of 2012. Multifamily rental revenues increased due to our consolidation of Smith’s Landing beginning on May 13, 2013.

Rental revenues increased $1.9 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. Office rental revenues increased because of occupancy increases at Armada Hoffler Tower, One Columbus and Two Columbus. Retail rental revenues increased because of our completion and concurrent stabilization of Courthouse 7-Eleven in the first quarter of 2012 and Tyre Neck Harris Teeter in the second quarter of 2012. Commerce Street Retail reached 100% occupancy at the end of the second quarter of 2011, which also contributed to the increase in retail rental revenues. Multifamily rental revenues decreased due to higher vacancy and rent concessions at The Cosmopolitan.

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues for the year ended December 31, 2013 increased $28.5 million compared to the year ended December 31, 2012. The increase was driven primarily by our progress and completion of the Newport News Apprentice School of Shipbuilding, Liberty Apartments and the Biomedical Research Laboratory at Hampton University.

General contracting and real estate services revenues for the year ended December 31, 2012 decreased $22.0 million compared to the year ended December 31, 2011 as because we had lower construction volume during the year ended December 31, 2012 as a result of our substantial completion of a number of construction projects during the year ended December 31, 2011.

Rental Expenses. Rental expenses by segment for each of the three years ended December 31, 2013 were as follows:

	Years ended December 31,			Years ended December 31,
	2013	2012	Change	2012	2011	Change
	($ in thousands)
Office	$5,721	$5,499	$222	$5,499	$5,849	$(350)
Retail	4,808	4,791	17	4,791	3,940	851
Multifamily	3,496	2,383	1,113	2,383	2,771	(388)
Other	—	9	(9)	9	8	1

	$14,025	$12,682	$1,343	$12,682	$12,568	$114

Rental expenses increased $1.3 million during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily driven by our multifamily segment. Multifamily rental expenses increased due to our consolidation of Smith’s Landing beginning on May 13, 2013. Office rental expenses increased $0.2 million because of repairs and maintenance. Retail rental expenses were relatively unchanged during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Rental expenses increased slightly during the year ended December 31, 2012 compared to the year ended December 31, 2011. Decreases in rental expenses in our office and multifamily segments more than offset an increase in our retail segment. The decrease in office rental expenses resulted primarily from lower utility expenses due to a successful challenge to our rate schedules and an unusually mild winter. The increase in retail rental expenses was primarily due to the completed development and concurrent stabilization of both Tyre Neck Harris Teeter and Courthouse 7-Eleven in May 2012 and January 2012, respectively, and the expenses associated with these properties. Multifamily rental expenses decreased because of the slight decrease in occupancy at The Cosmopolitan.

Real Estate Taxes. Real estate taxes by segment for each of the three years ended December 31, 2013 were as follows:

	Years ended December 31,			Years ended December 31,
	2013	2012	Change	2012	2011	Change
	($ in thousands)
Office	$2,171	$2,169	$2	$2,169	$2,152	$17
Retail	1,971	1,838	133	1,838	1,839	(1)
Multifamily	982	793	189	793	727	66
Other	—	65	(65)	65	63	2

	$5,124	$4,865	$259	$4,865	$4,781	$84

Real estate taxes increased $0.3 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. Office real estate taxes for the year ended December 31, 2013 were relatively unchanged compared to the year ended December 31, 2012. Retail real estate taxes increased due to our consolidation of Bermuda Crossroads beginning May 13, 2013 and our completion and concurrent stabilization of Tyre Neck Harris Teeter in the second quarter of 2012. Multifamily real estate taxes increased due to our consolidation of Smith’s Landing beginning on May 13, 2013. Real estate taxes for the year ended December 31, 2012 were relatively unchanged compared to the year ended December 31, 2011.

General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses for the year ended December 31, 2013 increased $28.7 million compared to the year ended December 31, 2012. The increase was driven primarily by our progress and completion of the Newport News Apprentice School of Shipbuilding, Liberty Apartments and the Biomedical Research Laboratory at Hampton University.

General contracting and real estate services expenses for the year ended December 31, 2012 decreased $23.6 million compared to the year ended December 31, 2011 as because we had lower construction volume during the year ended December 31, 2012 as a result of our substantial completion of a number of construction projects during the year ended December 31, 2011.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2013 increased $2.0 million compared to the year ended December 31, 2012. The increase was attributable to depreciation and amortization associated with our consolidation of Bermuda Crossroads and Smith’s Landing beginning on May 13, 2013. Depreciation and amortization for the years ended December 31, 2012 and 2011 was relatively unchanged.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2013 increased $3.7 million compared to the year ended December 31, 2012. The increase resulted from noncash stock compensation of $1.2 million and increased corporate, regulatory and compliance costs of operating as a public company. General and administrative expenses decreased $0.5 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was primarily due to lower health care expenses and state taxes.

Impairment Charges. We recognized impairment charges of approximately $0.6 million during the year ended December 31, 2013 resulting from three retail tenants that vacated prior to their lease expiration. The impairment charge consisted of unamortized deferred leasing costs, lease incentives and acquired lease intangibles related to these three tenants.

Interest Expense. Interest expense for the year ended December 31, 2013 decreased $4.3 million compared to the year ended December 31, 2012. The decrease resulted from our overall reduction in our debt using a portion of the net proceeds from our IPO, as well as our refinancing to lower interest rates during 2013. Our consolidated indebtedness as of December 31, 2013 was $277.7 million compared to $335.1 million as of December 31, 2012. Our weighted average interest rate as of December 31, 2013 and 2012 was 3.6% and 4.3%, respectively.

Interest expense decreased $1.6 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. This decrease was primarily the result of refinancing four loans, which resulted in lower interest rates and a full year of interest savings from the lower interest rate on the 2011 Cosmopolitan debt refinancing. These interest expense savings were partially offset by interest on the loans secured by Tyre Neck Harris Teeter and Courthouse 7-Eleven, both of which we completed and stabilized during the year ended December 31, 2012.

Loss on Extinguishment of Debt. During the year ended December 31, 2013, we used a portion of the net proceeds from our IPO and borrowings under our credit facility to repay $150.0 million of debt. As a result, we recognized a loss on extinguishment of $1.1 million consisting of $0.5 million of unamortized deferred financing costs and $0.6 million of defeasance expenses. On July 17, 2013, we defeased the loan on One Columbus and recognized a loss on extinguishment of $1.0 million representing defeasance expenses. On October 11, 2013, we repaid the Bermuda Crossroads loan for $10.8 million and recognized a $0.1 million gain on extinguishment of debt representing the unamortized fair value premium adjustment. On October 25, 2013, we amended Broad Creek Shopping Center Notes 1, 2 and 3 to remove the recourse component, lower the interest rates to LIBOR plus 2.25% and extend the maturity dates to October 31, 2018. We recognized a $0.2 million loss on extinguishment of debt representing unamortized debt issuance costs on Broad Creek Shopping Center Notes 2 and 3. We did not extinguish any debt during the year ended December 31, 2012. We recognized an approximate $3.4 million loss on the extinguishment of debt on The Cosmopolitan during the year ended December 31, 2011.

Gain on Acquisitions. We accounted for our acquisition of controlling interests in Bermuda Crossroads and Smith’s Landing as purchases at fair value under the acquisition method of accounting in accordance with GAAP. As a result, we recognized a gain upon acquisition of approximately $9.5 million representing the difference between the fair value and carrying value of our Predecessor’s prior noncontrolling equity interests in Bermuda Crossroads and Smith’s Landing.

Other Income. Other income for the year ended December 31, 2013 decreased $0.5 million compared to the year ended December 31, 2012 due to the changes in fair value of our interest rate derivatives for which we have not elected hedge accounting. Other income for the year ended December 31, 2012 increased $0.5 million due to a loss on disposal of real estate assets that we recognized during the year ended December 31, 2011.

Income Taxes. Prior to the completion of our IPO on May 13, 2013, we made no provision for U.S. federal, state or local income taxes because the profits and losses of our Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts. Subsequent to the completion of our IPO, our TRSs, through which we conduct our development and construction business, are subject to federal, state and local corporate income taxes. The income tax provision recognized during the year ended December 31, 2013 is attributable to the profits of our TRSs.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash borrowings under construction loans to fund new real estate development and construction and borrowings available under our credit facility.

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

As of December 31, 2013, we had unrestricted cash and cash equivalents of $18.9 million and restricted cash in escrow of $2.2 million available for both current liquidity needs as well as development activities. As of December 31, 2013 and March 31, 2014, we had $82.0 million and $65.1 million, respectively, available under our credit facility to meet our short-term liquidity requirements.

Credit Facility

On May 13, 2013, we closed on a $100.0 million senior secured credit facility that includes an accordion feature that allows us to increase the borrowing capacity under the facility up to $250.0 million, subject to certain conditions. On October 10, 2013, we increased the borrowing capacity under the credit facility to $155.0 million pursuant to the accordion feature by adding six properties to the borrowing base collateral. As of December 31, 2013, the following ten properties collectively serve as the borrowing base collateral for the credit facility: (i) Armada Hoffler Tower, (ii) Richmond Tower, (iii) One Columbus, (iv) Two Columbus, (v) Virginia Natural Gas, (vi) Sentara Williamsburg, (vii) a portion of North Point Center, (viii) Gainsborough Square, (ix) Parkway Marketplace and (x) Courthouse 7-Eleven.

The credit facility matures on May 13, 2016 and includes an optional one-year extension (assuming our compliance with applicable covenants and conditions) for a fee equal to 0.25% of the then applicable maximum amount of the credit facility.

The credit facility bears interest at LIBOR plus 1.60% to 2.20%, depending on our total leverage ratio. As of December 31, 2013, the interest rate on the credit facility was LIBOR plus 1.75%. In addition to interest owed under the credit facility, we are obligated to pay an annual fee based on the average unused portion of the credit facility. This fee is payable quarterly in arrears and is 0.25% of the amount of the unused portion of the credit facility if amounts borrowed are greater than 50% of the credit facility and 0.30% of the unused portion of the credit facility if amounts borrowed are less than 50% of the credit facility.

As of December 31, 2013, we had $70.0 million borrowed under the credit facility and had standby letters of credit issued under the credit facility totaling $3.0 million. As of December 31, 2013, we had $82.0 million of aggregate capacity available under the credit facility. As of March 31, 2014, we had $80.0 million borrowed under the credit facility and had standby letters of credit issued under the credit facility totaling $9.9 million. As of March 31, 2014, we had $65.1 million of aggregate capacity available under the credit facility.

The credit facility requires us to comply with various financial covenants, including:

•	Maximum leverage ratio of 65% as of the last day of each fiscal quarter through December 31, 2014 and 60% as of the last day of each fiscal quarter thereafter;

•	Minimum fixed charge coverage ratio of 1.75x;

•	Minimum tangible net worth equal to at least the sum of 80% of tangible net worth on the closing date of the credit facility plus 75% of the net proceeds of any additional equity issuances;

•	Maximum amount of variable rate indebtedness not exceeding 30% of our total asset value; and

•	Maximum amount of secured recourse indebtedness of 35% of our total asset value.

The credit facility permits investments in the following types of assets: (i) unimproved land holdings in an aggregate amount not exceeding 5% of our total asset value, (ii) construction in progress in an aggregate amount not exceeding 25% of our total asset value and (iii) unconsolidated affiliates in aggregate amount not exceeding 5% of our total asset value. Investments in these types of assets cannot exceed 30% of our total asset value. In addition to these financial covenants, the credit facility requires us to comply with various customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions.

We are currently in compliance with all covenants under the credit facility.

IPO and Formation Transactions

In May 2013, we completed our IPO raising net proceeds of $192.0 million after deducting the underwriting discount and offering expenses. Using proceeds from our IPO and borrowings under our credit facility, we repaid $150.0 million of debt and as a result, unencumbered nine properties, all of which now serve as borrowing base collateral for the credit facility:

Properties Unencumbered	Debt Repaid
($ in thousands)
Parkway Marketplace	$5,669
Two Columbus	18,785
Gainsborough Square	9,732
North Point—Note 3	9,242
Courthouse 7-Eleven	1,485
Sentara Williamsburg	10,915
Virginia Natural Gas	5,457
Richmond Tower	46,523
Armada Hoffler Tower	38,813

146,621
Other Debt Reduction
Broad Creek—Note 2	2,697
Oyster Point Participation Loan	643

3,340
Total	$149,961

Consolidated Indebtedness

During the year ended December 31, 2013, we:

•	Repaid the outstanding $2.2 million balance of the loan secured by Main Street Land.

•	Defeased the loan secured by One Columbus for $14.9 million, including costs of $1.0 million.

•	Closed on a $63.0 million loan to fund our construction of 4525 Main Street and Encore Apartments. We purchased two LIBOR interest rate caps both with strike prices of 3.50% for the full amount of the construction loan. The interest rate cap agreements expire on March 1, 2016.

•	Closed on an $18.5 million loan to fund our construction of Whetstone Apartments. The loan bears interest at LIBOR plus 1.90% and matures on October 8, 2016. We purchased a LIBOR interest rate cap with a strike price of 1.50% and a term ending on April 1, 2016 for the full amount of the construction loan.

•	Repaid the loan secured by Bermuda Crossroads for $10.8 million. As of December 31, 2013, Bermuda Crossroads is available to the borrowing base collateral for our credit facility.

•	Amended Broad Creek Shopping Center Notes 1, 2 and 3 to remove the recourse component, lower the interest rates to LIBOR plus 2.25% and extend the maturity dates to October 31, 2018.

•	Refinanced the Commerce Street Retail loan, Hanbury Village Note 2 and the Tyre Neck Harris Teeter loan to remove the recourse components, lower the interest rates to LIBOR plus 2.25% and extend the maturity dates to October 31, 2018. We prepaid an aggregate of $1.4 million of principal on these three loans.

•	Closed on a $10.0 million loan to fund the development and construction of Sandbridge Commons. The construction loan bears interest at LIBOR plus 1.85% and matures on January 17, 2018.

•	Amended the Smith’s Landing loan to extend the maturity date to January 31, 2017.

The following table sets forth our consolidated indebtedness as of December 31, 2013 ($ in thousands):

	Amount Outstanding		Interest Rate(1)	Effective Rate for Variable-Rate Debt as of December 31, 2013		Maturity Date	Balance at Maturity
Oyster Point	$6,466		5.41%			December 1, 2015	$6,089
Broad Creek Shopping Center
Note 1	4,503		LIBOR+2.25	2.42%		October 31, 2018	4,223
Note 2	8,267		LIBOR+2.25	2.42%		October 31, 2018	7,752
Note 3	3,461		LIBOR+2.25	2.42%		October 31, 2018	3,246
Hanbury Village
Note 1	21,449		6.67			October 11, 2017	20,499
Note 2	4,159		LIBOR+2.25	2.42%		October 31, 2018	3,777
Harrisonburg Regal	3,842		6.06			June 8, 2017	3,165
North Point Center
Note 1	10,319		6.45			February 5, 2019	9,333
Note 2	2,830		7.25			September 15, 2025	1,344
Note 4	1,030		5.59			December 1, 2014	1,007
Note 5	705		LIBOR+2.00	3.57	%(2)	February 1, 2017	641
Tyre Neck Harris Teeter	2,482		LIBOR+2.25	2.42%		October 31, 2018	2,235
249 Central Park Retail	15,834		5.99			September 8, 2016	15,084
South Retail	6,985		5.99			September 8, 2016	6,655
Studio 56 Retail	2,690		3.75			May 7, 2015	2,592
Commerce Street Retail	5,613		LIBOR+2.25	2.42%		October 31, 2018	5,264
Fountain Plaza Retail	7,917		5.99			September 8, 2016	7,542
Dick’s at Town Center	8,318		LIBOR+2.75	2.92%		October 31, 2017	7,889
The Cosmopolitan	47,723		3.75			July 1, 2051	—
Smith’s Landing	24,795	(3)	LIBOR+2.15	2.32%		January 31, 2017	23,793

Stabilized Portfolio	$189,388						$132,130
Credit Facility	70,000		LIBOR+1.60-2.20	1.93%		May 13, 2016	70,000
4525 Main Street	11,313		LIBOR+1.95	2.13%		January 30, 2017	11,313
Encore Apartments	3,585		LIBOR+1.95	2.13%		January 30, 2017	3,585
Whetstone Apartments	284		LIBOR+1.90	2.07%		October 8, 2016	284
Sandbridge Commons	3,172		LIBOR+1.85	2.02%		January 17, 2018	3,172

Total	$277,742						$220,484

Unamortized fair value adjustments	3
Indebtedness	$277,745

(1)	LIBOR rate is determined by individual lenders.
(2)	Subject to an interest rate swap lock.
(3)	Principal balance excluding fair value adjustments.

We currently are in compliance with all debt covenants on our outstanding indebtedness.

As of December 31, 2013 our outstanding indebtedness matures during the following years:

Year	Amount Due	Percentage of Total
	($ in thousands)
2014	$1,007	<1%
2015	8,681	4
2016	99,565	45
2017	70,885	32
2018 and thereafter	40,346	18

	$220,484	100%

On January 17, 2014, we assumed $20.9 million of debt in connection with the acquisition of Liberty Apartments. The loan bears interest at 5.66% and has a 30-year term.

On February 28, 2014, we closed on a $19.5 million loan to fund the development and construction of the Oceaneering International facility. The construction loan bears interest at LIBOR plus 1.75% and matures on February 28, 2018.

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. Using an interest rate swap lock, we fixed our interest payments under North Point Center Note 5 at 3.57% through maturity on February 1, 2017.

As of March 31, 2014, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
May 31, 2012	May 29, 2015	1.09%	$9,127
September 1, 2013	March 1, 2016	3.50%	25,198
September 1, 2013	March 1, 2016	3.50%	37,848
September 1, 2013	March 1, 2016	1.50%	40,000
October 4, 2013	April 1, 2016	1.50%	18,500
March 14, 2014	March 1, 2017	1.25%	50,000

Total			$180,673

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2013 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Principal payments of long-term indebtedness	$277,742	$3,877	$113,829	$103,801	$56,235
Long-term debt—fixed interest	58,663	6,685	12,027	6,249	33,702
Long-term debt—variable interest	11,125	3,511	5,962	1,652	—
Ground and other operating leases	69,379	1,535	2,940	2,883	62,021
Tenant-related and other commitments	9,511	6,528	514	63	2,406

Total	$426,420	$22,136	$135,272	$114,648	$154,364

For long-term debt that bears interest at variable rates, we estimated future interest payments using the indexed rates as of December 31, 2013. One-month LIBOR as of December 31, 2013 was 17 basis points.

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of December 31, 2013 and March 31, 2014, we had aggregate outstanding letters of credit totaling $3.0 million and $9.9 million, respectively, all of which expire during 2014. However, all of our standby letters of credit are expected to renew for additional periods until completion of the underlying contractual obligation.

Cash Flows

Comparison of the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012	Change
	($ in thousands)
Operating Activities	$22,175	$22,326	$(151)
Investing Activities	(47,947)	(4,702)	(43,245)
Financing Activities	35,254	(21,673)	56,927

Net Increase (Decrease)	$9,482	$(4,049)	$13,531

Cash and Cash Equivalents, Beginning of Period	$9,400	$13,449
Cash and Cash Equivalents, End of Period	$18,882	$9,400

Net cash provided by operating activities decreased slightly for the year ended December 31, 2013 compared to the year ended December 31, 2012. The less than 1.0% change resulted from increased net income adjusted for noncash items offset by cash used for operating assets and liabilities. Net income adjusted for noncash items increased $2.0 million during the year ended December 31, 2013 while cash used for operating assets and liabilities increased at a slightly higher rate.

We made significant progress on executing on the opportunities in our development pipeline during the year ended December 31, 2013 and, as a result, net cash used for investing activities increased $43.2 million during the year. During the year ended December 31, 2013, we invested $41.3 million of cash on new real estate development compared to $2.7 million during the year ended December 31, 2012. During the year ended December 31, 2013, we began construction of the following properties in our development pipeline: (i) 4525 Main Street, (ii) Encore Apartments, (iii) Whetstone Apartments, (iv) Sandbridge Commons, (v) Greentree Shopping Center and (vi) the Oceaneering International facility. During the year ended December 31, 2013, we invested $3.9 million in tenant and building improvements compared to $2.3 million during the year ended December 31, 2012. In connection with our Formation Transactions, we paid $2.1 million of cash to acquire controlling interests in Bermuda Crossroads and Smith’s Landing. Leasing costs and leasing incentives paid during the year ended December 31, 2013 were $1.4 million compared to $1.2 million during the year ended December 31, 2012.

Net proceeds from our IPO in May 2013 and borrowings under our credit facility offset by debt repayments resulted in the overall $56.9 million increase in cash provided by financing activities during the year ended December 31, 2013.

Comparison of the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011	Change
	($ in thousands)
Operating Activities	$22,326	$23,183	$(857)
Investing Activities	(4,702)	(5,998)	1,296
Financing Activities	(21,673)	(12,171)	(9,502)

Net Increase (Decrease)	$(4,049)	$5,014	$(9,063)

Cash and Cash Equivalents, Beginning of Period	$13,449	$8,435
Cash and Cash Equivalents, End of Period	$9,400	$13,449

The $0.9 million decrease in net cash provided by operating activities during the year ended December 31, 2012 was due to cash outflows from property and construction assets offset by cash inflows from property and construction liabilities. Net income adjusted for non-cash items increased $4.8 million, which also offset the cash outflows from property and construction assets.

The $1.3 million change in net cash used for investing activities resulted principally from lower real estate investments and payments for leasing commissions and leasing incentives during the year ended December 31, 2012. During 2012, we invested $2.7 million of cash on new real estate development, primarily 4525 Main Street and Encore Apartments, compared to $3.6 million during the year ended December 31, 2011 for the development and construction of Tyre Neck Harris Teeter and Courthouse 7-Eleven. During the year ended December 31, 2012, we invested $2.3 million in tenant and building improvements compared to $3.8 million during the year ended December 31, 2011. Leasing costs and leasing incentives paid during the year ended December 31, 2012 were $1.2 million compared to $3.9 million during the year ended December 31, 2011.

The $9.5 million change in net cash used in financing activities resulted from net debt repayments of secured notes payable of $4.5 million during the year ended December 31, 2012 compared with net debt issuances of $5.4 million during the year ended December 31, 2011. Cash used for financing activities for the year ended December 31, 2012 also includes $3.1 million of offering costs related to our IPO.

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

The following table sets forth a reconciliation of FFO for each of the three years ended December 31, 2013 to net income, the most directly comparable GAAP equivalent:

	Years Ended December 31,
	2013	2012	2011
	($ in thousands)
Net income	$14,453	$8,897	$2,266
Depreciation and amortization	14,898	12,909	12,994
Gain on acquisitions	(9,460)	—	—
Loss on disposal of real estate assets	—	—	569
Real estate joint ventures, net	(85)	80	32

Funds from operations	$19,806	$21,886	$15,861

Net income for the year ended December 31, 2013 includes debt extinguishment losses of $2.4 million, of which $0.6 million was noncash. Net income for the year ended December 31, 2013 also includes noncash stock compensation expense of $1.2 million and noncash impairment charges of $0.6 million.

Net income for the year ended December 31, 2011 includes debt extinguishment losses of $3.4 million, of which $1.1 million was noncash.

Real estate joint ventures for each of the three years ended December 31, 2013 represents activity from Bermuda Crossroads and Smith’s Landing, both of which were unconsolidated properties for periods prior to the completion of our IPO and Formation Transactions on May 13, 2013.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

At December 31, 2013, approximately $127.1 million, or 46%, of our debt had fixed interest rates and approximately $150.7 million, or 54%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.5 million per year. At December 31, 2013, LIBOR was approximately 17 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $0.3 million per year.

Item 8.	Financial Statements and Supplementary Data

Our consolidated and combined financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

2013 Bonus Awards

On January 31, 2014, the compensation committee (the “Compensation Committee”) of our board of directors approved the following annual cash and stock bonus awards for 2013 (the “2013 Bonus Awards”) for our named executive officers and chief financial officer (the “Officers”):

Name and Principal Position	2013 Cash Bonus	2013 Stock Bonus
Louis S. Haddad—President and Chief Executive Officer	$120,000	$120,000
Anthony P. Nero—President of Development	75,000	75,000
Eric E. Apperson—President of Construction	75,000	75,000
Michael P. O’Hara—Chief Financial Officer	60,000	60,000

The 2013 Bonus Awards, which were in the sole discretion of the Compensation Committee, were based on the Compensation Committee’s assessment of the performance of the Officers in 2013, including, but not limited to, successfully managing our portfolio, the continued execution of our development pipeline and the successful transition from a private company to a public company as a result of our initial public offering. The bonus amounts approved by the Compensation Committee are consistent with the expected bonus payments set forth in the prospectus related to the Company’s initial public offering. The stock portion of the 2013 Bonus Awards were in the form of restricted shares of common stock and were made on March 3, 2014. One-third of the grant vested on the grant date, while the remaining two-thirds will vest in equal amounts on the first two anniversaries of the grant date.

Each of the stock awards was granted under our 2013 Equity Incentive Plan and are evidenced by an executive stock award agreement, substantially in the form previously approved by the Compensation Committee and filed as Exhibit 10.3 to this Annual Report on Form 10-K.

2014 Short-Term Incentive Program

On March 19, 2014, the board of directors, upon the recommendation of the Compensation Committee, adopted a short-term incentive program for 2014 (the “2014 STIP”) and set the specific performance goals and business criteria for the awards under the 2014 STIP. The intent of the performance goals and business criteria of the 2014 STIP is to align the interests of our executive management team with the interests of our stockholders. To be eligible to receive an award under the 2014 STIP, the officer must be employed by the Company on the last day of the performance period, which ends on December 31, 2014. Awards under the 2014 STIP will be paid 50% in cash and 50% in shares of common stock.

Award determinations under the 2014 STIP are based on both pre-defined quantitative factors as well as qualitative factors, the achievement of which will be determined by the Compensation Committee in its sole discretion. With respect to Louis Haddad, our President and Chief Executive Officer, Michael O’Hara, our Chief Financial Officer, and Anthony Nero, our President of Development, 40% of the quantitative goal is based on the Company achieving certain threshold, target and maximum levels of FFO and the remaining 60% of the quantitative goal is based on the Company achieving certain threshold, target and maximum levels of FFO per common stock equivalent. For Eric Apperson, our President of Construction, 50% of the quantitative goal is based the Company achieving certain threshold, target and maximum levels of gross profit relating to our third-party construction business, 20% is based on the Company achieving certain threshold, target and maximum levels of FFO and the remaining 30% of the quantitative goal is based on the Company achieving certain threshold, target and maximum levels of FFO per common stock equivalent.

For purposes of the 2014 STIP:

•	FFO is defined as Funds From Operations as defined by NAREIT with further adjustments to exclude one-time and extraordinary non-recurring items such as refinance costs, defeasance costs and acquisition costs, as well as the impact of restricted stock grants;

•	FFO per common stock equivalent includes both common stock and OP Units in the Operating Partnership; and

•	Gross profit relating to our third-party construction business is determined by the contribution of our third-party construction projects to GAAP net income.

Under the 2014 STIP, the performance payout thresholds for Messrs. Haddad, O’Hara, Nero and Apperson were set as follows:

Name	Threshold	Target	Maximum
Louis Haddad	$180,000	$240,000	$300,000
Michael O’Hara	78,000	120,000	150,000
Anthony Nero	104,000	160,000	200,000
Eric Apperson	104,000	160,000	200,000

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

Item 11.	Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

Item 14.	Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-31.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-32 through F-33:

Schedule III—Consolidated Real Estate Investments and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(3)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Louis S. Haddad

Louis S. Haddad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Hoffler Daniel A. Hoffler	Executive Chairman and Director	March 31, 2014

/s/ A. Russell Kirk A. Russell Kirk	Vice Chairman and Director	March 31, 2014

/s/ Louis S. Haddad Louis S. Haddad	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2014

/s/ Michael P. O’Hara Michael P. O’Hara	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2014

/s/ George F. Allen George F. Allen	Director	March 31, 2014

/s/ James A. Carroll James A. Carroll	Director	March 31, 2014

/s/ James C. Cherry James C. Cherry	Director	March 31, 2014

/s/ Joseph W. Prueher Adm. Joseph W. Prueher (Ret.)	Director	March 31, 2014

/s/ John W. Snow John W. Snow	Director	March 31, 2014

ARMADA HOFFLER PROPERTIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

ITEM 8, ITEM 15(A)(1) AND (2)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have audited the accompanying consolidated and combined balance sheets of Armada Hoffler Properties, Inc., as described in Note 1 (the “Company”), as of December 31, 2013 and 2012, and the related consolidated and combined statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Armada Hoffler Properties, Inc., as described in Note 1, at December 31, 2013 and 2012, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Richmond, Virginia

March 31, 2014

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Consolidated and Combined Balance Sheets

(In Thousands, except par value and share data)

	DECEMBER 31,
	2013	2012
ASSETS
Real estate investments:
Income producing property	$406,239	$350,814
Held for development	—	3,926
Construction in progress	56,737	—

	462,976	354,740
Accumulated depreciation	(105,228)	(92,454)

Net real estate investments	357,748	262,286
Cash and cash equivalents	18,882	9,400
Restricted cash	2,160	3,725
Accounts receivable, net	18,272	17,423
Construction receivables, including retentions	12,633	10,490
Construction contract costs and estimated earnings in excess of billings	1,178	1,206
Due from affiliates	—	5,719
Other assets	24,409	21,564

Total Assets	$435,282	$331,813

LIABILITIES AND EQUITY
Indebtedness:
Secured debt	$277,745	$334,438
Participating note	—	643
Accounts payable and accrued liabilities	6,463	2,478
Construction payables, including retentions	28,139	17,369
Billings in excess of construction contract costs and estimated earnings	1,541	4,236
Due to affiliates	—	3,597
Other liabilities	15,873	10,393

Total Liabilities	$329,761	$373,154
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 19,163,413 shares issued and outstanding as of December 31, 2013	192	—
Additional paid-in capital	1,247	—
Distributions in excess of earnings	(47,934)	—
Predecessor deficit	—	(41,341)

Total stockholders’ and predecessor deficit	(46,495)	(41,341)
Noncontrolling interests	152,016	—

Total Equity	105,521	(41,341)

Total Liabilities and Equity	$435,282	$331,813

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Consolidated and Combined Statements of Income

(In Thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Revenues
Rental revenues	$57,520	$54,436	$52,578
General contracting and real estate services revenues	82,516	54,046	77,602

Total revenues	140,036	108,482	130,180

Expenses
Rental expenses	14,025	12,682	12,568
Real estate taxes	5,124	4,865	4,781
General contracting and real estate services expenses	78,813	50,103	72,138
Depreciation and amortization	14,898	12,909	12,994
General and administrative expenses	6,937	3,232	3,728
Impairment charges	580	—	—

Total expenses	120,377	83,791	106,209

Operating income	19,659	24,691	23,971
Interest expense	(12,303)	(16,561)	(18,134)
Loss on extinguishment of debt	(2,387)	—	(3,448)
Gain on acquisitions	9,460	—	—
Other income	297	777	258

Income before taxes	14,726	8,907	2,647
Income tax provision	(273)	—	—

Income from continuing operations	14,453	8,907	2,647
Discontinued operations:
Loss from discontinued operations	—	(35)	(318)
Gain (loss) on sale of real estate	—	25	(63)

Results from discontinued operations	—	(10)	(381)

Net income	14,453	$8,897	$2,266

Net income attributable to predecessor	(2,020)
Net income attributable to noncontrolling interests	(5,097)

Net income attributable to stockholders	$7,336

Net income per share and unit:
Basic and diluted	$0.39

Weighted-average outstanding:
Common shares	19,046
Common units	13,059

Basic and diluted	32,105

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Consolidated and Combined Statements of Equity

(In Thousands, except share data)

	Shares of common stock	Common stock	Additional paid- in capital	Distributions in excess of earnings	Predecessor deficit	Total stockholders’ and predecessor deficit	Noncontrolling interests	Total Equity
Predecessor
Balance, January 1, 2011	—	$—	$—	$—	$(23,545)	$(23,545)	$—	$(23,545)
Net income	—	—	—	—	2,266	2,266	—	2,266
Contributions	—	—	—	—	11,117	11,117	—	11,117
Distributions	—	—	—	—	(27,237)	(27,237)	—	(27,237)

Balance, December 31, 2011	—	$—	$—	$—	$(37,399)	$(37,399)	$—	$(37,399)
Net income	—	—	—	—	8,897	8,897	—	8,897
Contributions	—	—	—	—	1,655	1,655	—	1,655
Distributions	—	—	—	—	(14,494)	(14,494)	—	(14,494)

Balance, December 31, 2012	—	$—	$—	$—	$(41,341)	$(41,341)	$—	$(41,341)
Net income	—	—	—	—	2,020	2,020	—	2,020
Contributions	—	—	—	—	2,218	2,218	—	2,218
Distributions	—	—	—	—	(12,399)	(12,399)	—	(12,399)

Balance, May 12, 2013	—	$—	$—	$—	$(49,502)	$(49,502)	$—	$(49,502)
Armada Hoffler Properties, Inc.
Net proceeds from sale of common stock	19,003,750	190	191,993	—	—	192,183	—	192,183
Formation transactions	—	—	(191,993)	(47,605)	49,502	(190,096)	152,142	(37,954)
Restricted stock award grants	160,540	2	(2)	—	—	—	—	—
Restricted stock award forfeitures	(877)	—	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	1,249	—	—	1,249	—	1,249
Net income	—	—	—	7,336	—	7,336	5,097	12,433
Dividends declared	—	—	—	(7,665)	—	(7,665)	(5,223)	(12,888)

Balance, December 31, 2013	19,163,413	$192	$1,247	$(47,934)	$—	$(46,495)	$152,016	$105,521

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Consolidated and Combined Statements of Cash Flows

(In Thousands)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$14,453	$8,897	$2,266
Results from discontinued operations	—	10	381

Income from continuing operations	14,453	8,907	2,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	12,806	11,601	11,708
Amortization of deferred leasing costs and in-place lease intangibles	2,092	1,308	1,286
Accrued straight-line rental revenue	(1,055)	(2,158)	(2,370)
Amortization of lease incentives and above or below-market rents	683	755	663
Accrued straight-line ground rent expense	364	333	312
Bad debt expense	162	305	140
Noncash stock compensation	1,249	—	—
Impairment charges	580	—	—
Noncash interest expense	636	615	896
Noncash loss on extinguishment of debt	644	—	1,083
Gain on acquisitions	(9,460)	—	—
Change in the fair value of derivatives	12	(408)	(436)
Income from real estate joint ventures	(210)	(261)	(309)
Loss on disposal of real estate assets	—	—	569
Changes in operating assets and liabilities, net of acquisitions:
Property assets	7,761	(991)	8,196
Property liabilities	(2,836)	2,404	(1,168)
Construction assets	(2,115)	2,170	7,694
Construction liabilities	(3,591)	(2,220)	(7,575)

Net cash provided by continuing operations	22,175	22,360	23,336
Net cash used for discontinued operations	—	(34)	(153)

Net cash provided by operating activities	22,175	22,326	23,183

INVESTING ACTIVITIES
Development of real estate investments	(41,298)	(2,665)	(3,576)
Tenant and building improvements	(3,920)	(2,307)	(3,801)
Acquisitions of real estate investments, net of cash acquired	(2,106)	—	—
Government development grants	300	400	750
Decrease in restricted cash	93	184	1,517
Contributions to real estate joint ventures	(81)	—	—
Return of capital from real estate joint ventures	511	405	580
Deferred leasing costs	(1,180)	(741)	(1,973)
Leasing incentives	(266)	(475)	(1,956)

Net cash used for continuing operations	(47,947)	(5,199)	(8,459)
Net cash provided by discontinued operations	—	497	2,461

Net cash used for investing activities	(47,947)	(4,702)	(5,998)

FINANCING ACTIVITIES
Proceeds from sale of common stock	203,245	—	—
Offering costs	(7,937)	(3,125)	—
Formation transactions	(47,450)	—	—
Debt issuances and credit facility borrowings	106,054	30,612	69,049
Debt and credit facility payments, including principal amortization	(197,478)	(35,093)	(63,698)
Debt issuance costs	(2,738)	(931)	(943)
Predecessor contributions	2,218	1,655	11,058
Predecessor distributions	(12,927)	(14,791)	(26,412)
Common stock dividends and common unit distributions	(7,733)	—	—

Net cash provided by (used for) continuing operations	35,254	(21,673)	(10,946)
Net cash used for discontinued operations	—	—	(1,225)

Net cash provided by (used for) financing activities	35,254	(21,673)	(12,171)

Net increase (decrease) in cash and cash equivalents	9,482	(4,049)	5,014
Cash and cash equivalents, beginning of period	9,400	13,449	8,435

Cash and cash equivalents, end of period	$18,882	$9,400	$13,449

Supplemental cash flow information:
Cash paid for interest	$12,617	$16,161	$17,366
Noncash contributions	$—	$—	$59
(Decrease) increase in distributions payable	$(528)	$(297)	$825

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Notes to Consolidated and Combined Financial Statements

1.	Business and Organization

Armada Hoffler Properties, Inc. (the “Company”) is a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States.

The Company is the sole general partner of Armada Hoffler, L.P. (the “Operating Partnership”). The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) and certain related formation transactions (the “Formation Transactions”) on May 13, 2013.

Armada Hoffler Properties, Inc. Predecessor (the “Predecessor”) was not a single legal entity, but rather a combination of real estate and construction entities. The entities comprising the Predecessor included: (i) the property development and asset management businesses of Armada Hoffler Holding Company, Inc. (“AH Holding”), (ii) the general commercial construction businesses of Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia (collectively, “AH Construction”), (iii) controlling interests in entities that owned 22 properties (seven office, 14 retail and one multifamily), (iv) controlling interests in entities that undertook the development of six properties (two office, two retail and two multifamily, collectively, the “Development Pipeline”) and (v) noncontrolling interests in entities that owned one retail property and one multifamily property (collectively, the “Noncontrolled Entities”). AH Holding, AH Construction, the controlling interests in the 22 real estate properties and the controlling interests in the Development Pipeline are referred to as the Controlled Entities. The Controlled Entities were under common ownership by their individual partners, members and stockholders and under common control of Daniel A. Hoffler prior to the IPO and the Formation Transactions. Mr. Hoffler had the ability to control each of the Controlled Entities as the primary beneficiary, the majority vote holder or through his interest as a general partner or managing member. The financial position and results of operations of the Controlled Entities have been combined in the Predecessor financial statements for the periods prior to the completion of the IPO and the Formation Transactions. The Predecessor accounted for its investments in the Noncontrolled Entities under the equity method of accounting.

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

Noncontrolled Entities (Equity method accounting by the Predecessor)

Retail Property	Location
Bermuda Crossroads	Chester, VA

Multifamily Property	Location
Smith’s Landing	Blacksburg, VA

Initial Public Offering and Formation Transactions

On May 13, 2013, the Company completed the IPO of 16,525,000 shares of common stock priced at $11.50 per share. On May 22, 2013, the underwriters of the IPO exercised their overallotment option in full to purchase an additional 2,478,750 shares at the IPO price of $11.50 per share. Proceeds from the IPO to the Company after deducting the underwriting discount and related offering costs were $192.0 million. The common stock is listed on the New York Stock Exchange under the symbol “AHH” and began trading on May 8, 2013. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for common units in the Operating Partnership. The Operating Partnership repaid $150.0 million of outstanding indebtedness with net proceeds from the IPO and paid $47.6 million as partial consideration to prior investors in connection with the Formation Transactions.

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

Pursuant to the Formation Transactions, the Operating Partnership: (i) acquired 100% of the interests in the Controlled Entities and the Noncontrolled Entities, (ii) succeeded to the ongoing construction and development businesses of AH Holding and AH Construction, (iii) assumed asset management of certain of the properties acquired from the Predecessor, (iv) succeeded to the third party asset management business of AH Holding, (v) succeeded to the projects in the Development Pipeline, (vi) received options to acquire nine parcels of developable land from the Predecessor and (vii) entered into a contribution agreement to acquire Liberty Apartments, a 197-unit multifamily property located in Newport News, Virginia, upon satisfaction of certain conditions and transferability restrictions including completion of the project’s construction by AH Construction. The Operating Partnership completed the acquisition of Liberty Apartments on January 17, 2014.

The Company accounted for the contribution or acquisition of interests in the Controlled Entities as transactions among entities under common control because Mr. Hoffler had the ability to control each of the Controlled Entities as previously described. As a result, the contribution or acquisition of interests in each of the Controlled Entities was accounted for at the Predecessor’s historical cost. The acquisitions of interests in the Noncontrolled Entities were accounted for as purchases at fair value under the acquisition method of accounting.

Because of the timing of the IPO and the Formation Transactions, the financial condition as of December 31, 2012 and results of operations for the years ended December 31, 2012 and 2011 reflect those of the Predecessor. The results of operations for the year ended December 31, 2013 reflect those of the Predecessor together with the Company, while the financial condition as of December 31, 2013 reflects solely that of the Company. References to “Armada Hoffler” in these notes to consolidated and combined financial statements signify the Company for the period after the completion of the IPO and the Formation Transactions on May 13, 2013 and the Predecessor for all prior periods.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated and combined financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The consolidated financial statements include the financial position and results of operations of the Company, the Operating Partnership and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The financial position and results of operations of the entities comprising the Predecessor have been combined because they were under common ownership by their individual partners, members and stockholders and under common control of Mr. Hoffler. All significant intercompany transactions and balances have been eliminated in combination.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. Such estimates are based on management’s historical experience and best judgment after considering past, current and expected events and economic conditions. Actual results could differ from management’s estimates.

Segments

Segment information is prepared on the same basis that management reviews information for operational decision-making purposes. Management evaluates the performance of each of Armada Hoffler’s properties individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. Armada Hoffler operates in four business segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services. Armada Hoffler’s general contracting and real estate services business develops and builds properties for its own account and also provides construction and development services to both related and third parties.

Revenue Recognition

Rental Revenues

Armada Hoffler leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Armada Hoffler begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. Armada Hoffler recognizes contingent rental revenue (e.g., percentage rents based on tenant sales) when changes in the factors on which the contingent lease payments are based actually occur. Armada Hoffler recognizes lease incentives as reductions to rental revenue on a straight-line basis over the lease term. Armada Hoffler recognizes cost reimbursement revenue for real estate taxes, operating expenses and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. Armada Hoffler recognizes lease termination fees either upon termination or evenly over any remaining lease term.

General Contracting and Real Estate Services Revenues

Armada Hoffler recognizes general contracting revenue on construction contracts using the percentage-of-completion method. Under this method, Armada Hoffler recognizes revenue and an estimated profit as construction contract costs are incurred based on the proportion of incurred costs to total estimated construction contract costs at completion. Construction contract costs include all direct material, labor and subcontract costs as well as any indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which they are determined. Profit incentives are included in revenues when their realization is probable and when they can be reasonably estimated.

Armada Hoffler recognizes real estate services revenues from property development and management when realized and earned, generally as such services are provided.

Real Estate Investments

Income producing property primarily includes land, buildings and tenant improvements and is stated at cost. Real estate investments held for development include land and capitalized development costs. Armada Hoffler reclassifies real estate investments held for development to construction in progress upon commencement of construction. Construction in progress is stated at cost. Direct and certain indirect costs clearly associated with the development, redevelopment, construction, leasing or expansion of real estate assets are capitalized as a cost of the property. Repairs and maintenance costs are expensed as incurred.

Armada Hoffler capitalizes direct and indirect project costs associated with the initial construction of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include preacquisition development and preconstruction costs including salaries and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent and interest. Interest capitalized during the year ended December 31, 2013 was $0.6 million. Interest capitalized during the years ended December 31, 2012 and 2011 was not significant. Preacquisition development and preconstruction costs, including salaries and related personnel costs, capitalized during each of the three years ended December 31, 2013 were $1.6 million, $0.4 million and $1.3 million, respectively.

Armada Hoffler capitalizes preacquisition development costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized preacquisition development costs are presented within other assets in the consolidated and combined balance sheets. Costs attributable to unsuccessful projects are expensed.

Armada Hoffler recognizes real estate development grants from state and local governments as reductions to the carrying amounts of the related real estate investments when any attached conditions are satisfied and when there is reasonable assurance that the grant will be received.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	15—20 years
Equipment	5—15 years
Tenant improvements	Term of the related lease (or estimated useful life, if shorter)

Impairment of Long Lived Assets

Armada Hoffler evaluates its real estate assets for impairment on a property by property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, Armada Hoffler compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value.

Real estate assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. Once a property is designated as held for sale, it is no longer depreciated. A property is classified as held for sale when: (i) senior management commits to a plan to sell the property, (ii) the sale is expected to be completed within one year under terms usual and customary for such sales and (iii) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, investments in money market funds and investments with an original maturity of three months or less.

Restricted Cash

Restricted cash represents amounts held by lenders for real estate taxes, insurance and reserves for capital improvements. Armada Hoffler presents changes in cash restricted for real estate taxes and insurance as operating activities in the consolidated and combined statements of cash flows. Armada Hoffler presents changes in cash restricted for capital improvements as investing activities in the consolidated and combined statements of cash flows.

Accounts Receivable, net

Accounts receivable include amounts from tenants for base rents, contingent rents and cost reimbursements as well as accrued straight-line rental revenue.

Armada Hoffler’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. Armada Hoffler establishes reserves for tenant receivables outstanding over 90 days. For all such tenants, Armada Hoffler also reserves any related accrued straight-line rental revenue. Additional reserves are recorded for more current amounts, as applicable, when Armada Hoffler has determined collectability to be doubtful. Armada Hoffler presents bad debt expense within rental expenses in the consolidated and combined statements of income. The extended collection period for accrued straight-line rental revenue along with Armada Hoffler’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of such revenue is reasonably assured.

Deferred Leasing Costs

Commissions paid by Armada Hoffler to third parties to originate a lease are deferred and amortized as depreciation and amortization expense on a straight-line basis over the term of the related lease. Deferred leasing costs are presented within other assets in the consolidated and combined balance sheets.

Lease Incentives

Incentives paid by Armada Hoffler to tenants are deferred and amortized as reductions to rental revenues on a straight-line basis over the term of the related lease. Lease incentives are presented within other assets in the consolidated and combined balance sheets.

Acquired Lease Intangibles

Acquired lease intangibles are presented within other assets and other liabilities in the consolidated balance sheet. The Company amortizes in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the underlying leases. The Company amortizes above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the underlying leases. The Company amortizes below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the underlying leases. The Company amortizes below-market ground lease assets as increases to rental expenses on a straight-line basis over the remaining term of the underlying leases.

Debt Issuance Costs

Financing costs are deferred and amortized as interest expense using the effective interest method over the term of the related debt. Debt issuance costs are presented within other assets in the consolidated and combined balance sheets.

Derivative Financial Instruments

Armada Hoffler may enter into interest rate derivatives to manage exposure to interest rate risks. Armada Hoffler does not use derivative financial instruments for trading or speculative purposes. Armada Hoffler recognizes derivative financial instruments at fair value and presents them within other assets and liabilities in the consolidated and combined balance sheets. Presentation of gains (losses) resulting from changes in the fair value of derivatives depend on their designation and qualification for hedge accounting. Armada Hoffler has not designated any of its derivative instruments as hedges for accounting purposes. As a result, changes in the fair value of derivatives are recognized currently within other income (expense) in the consolidated and combined statements of income.

Stock Based Compensation

The Company measures the compensation cost of restricted stock awards based on the grant date fair value. The Company recognizes compensation cost for the vesting of restricted stock awards using the accelerated attribution method and presents stock-based compensation within general and administrative expenses in the consolidated and combined statement of income.

Income Taxes

The Company will elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. To qualify as a REIT for federal income tax purposes, the Company must meet certain organizational and operational requirements, including a requirement to pay distributions to our stockholders of at least 90% of our annual taxable income, excluding net capital gains. As a REIT, the Company generally is not subject to income tax on net income distributed as dividends to stockholders. The Company is subject to state and local income taxes in some jurisdictions and, in certain circumstances, may also be subject to federal excise taxes on undistributed income. In addition, certain of the Company’s activities must be conducted by subsidiaries which elect to be treated as a taxable REIT subsidiary (“TRS”), which is subject to both federal and state income taxes. The Operating Partnership conducts its development and construction businesses through the TRS. The related income tax provision or benefit attributable to the profits or losses of the TRS and any taxable income of the Company is reflected in the consolidated and combined financial statements.

The Predecessor was comprised primarily of limited partnerships and limited liability companies. AH Holding and the entities comprising AH Construction were organized as S-corporations. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships, limited liability companies and S-corporations flows through to the respective partners, members and shareholders. For periods prior to the completion of the IPO and the Formation Transactions on May 13, 2013, no provision was made for U.S. federal, state or local income taxes because profits and losses of the Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts.

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

Net Income Per Share and Unit

The Company calculates net income per share and unit based upon the weighted average shares and units outstanding during the period beginning May 13, 2013. Diluted net income per share and unit is calculated after giving effect to all significant potential dilutive shares outstanding during the period. There were no significant potential dilutive shares or units outstanding during the period May 13, 2013 through December 31, 2013. As a result, basic and diluted outstanding shares and units were the same.

Other Comprehensive Income

Armada Hoffler had no items of other comprehensive income in any of the three years ended December 31, 2013.

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

3.	Segments

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

Net operating income of Armada Hoffler’s reportable segments for each of the three years ended December 31, 2013 was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Office real estate
Rental revenues	$25,794	$25,815	$24,680
Property expenses	7,892	7,668	8,001

Segment net operating income	17,902	18,147	16,679

Retail real estate
Rental revenues	21,755	21,164	20,105
Property expenses	6,779	6,629	5,779

Segment net operating income	14,976	14,535	14,326

Multifamily residential real estate
Rental revenues	9,971	7,457	7,793
Property expenses	4,478	3,176	3,498

Segment net operating income	5,493	4,281	4,295

General contracting and real estate services
Segment revenues	82,516	54,046	77,602
Segment expenses	78,813	50,103	72,138

Segment net operating income	3,703	3,943	5,464

Other	—	(74)	(71)

Net operating income	$42,074	$40,832	$40,693

General contracting and real estate services segment revenues for each of the three years ended December 31, 2013 exclude revenue related to intercompany construction contracts of $35.7 million, $1.4 million and $5.6 million, respectively. General contracting and real estate services segment expenses for each of the three years ended December 31, 2013 exclude expenses related to intercompany construction contracts of $35.4 million, $1.3 million and $5.5 million, respectively.

The following table reconciles net operating income to net income for each of the three years ended December 31, 2013 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net operating income	$42,074	$40,832	$40,693
Depreciation and amortization	(14,898)	(12,909)	(12,994)
General and administrative expenses	(6,937)	(3,232)	(3,728)
Impairment charges	(580)	—	—
Interest expense	(12,303)	(16,561)	(18,134)
Loss on extinguishment of debt	(2,387)	—	(3,448)
Gain on acquisitions	9,460	—	—
Other income	297	777	258
Results from discontinued operations	—	(10)	(381)
Income tax provision	(273)	—	—

Net income	$14,453	$8,897	$2,266

General and administrative expenses represent costs not directly associated with the operation and management of Armada Hoffler’s real estate properties and general contracting business. General and administrative expenses include office personnel salaries and benefits, bank fees, accounting fees, legal fees and other corporate office expenses. General and administrative expenses for the year ended December 31, 2013 include noncash stock compensation of $1.2 million.

During the year ended December 31, 2013, Armada Hoffler recognized $0.6 million of impairment charges representing unamortized leasing assets related to three vacated retail tenants.

Rental revenues of Armada Hoffler’s reportable segments for each of the three years ended December 31, 2013 comprised the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Minimum rents
Office	$24,415	$24,101	$23,324
Retail	18,473	17,753	16,930
Multifamily	8,364	6,259	6,662
Percentage rents(1)
Office	104	109	107
Retail	121	121	129
Multifamily	105	103	161
Other(2)
Office	1,275	1,605	1,249
Retail	3,161	3,290	3,046
Multifamily	1,502	1,095	970

Rental revenues	$57,520	$54,436	$52,578

(1)	Percentage rents are based on tenants’ sales.
(2)	Other rental revenue includes cost reimbursements for real estate taxes, property insurance and common area maintenance as well as termination fees.

Property expenses of Armada Hoffler’s reportable segments for each of the three years ended December 31, 2013 comprised the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Rental expenses
Office	$5,721	$5,499	$5,849
Retail	4,808	4,791	3,940
Multifamily	3,496	2,383	2,771
Other	—	9	8

Total	14,025	12,682	12,568

Real estate taxes
Office	2,171	2,169	2,152
Retail	1,971	1,838	1,839
Multifamily	982	793	727
Other	—	65	63

Total	5,124	4,865	4,781

Property expenses	$19,149	$17,547	$17,349

Rental expenses represent costs directly associated with the operation and management of Armada Hoffler’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance and utilities.

4.	Rental Revenues

Armada Hoffler’s rental revenues for each of the three years ended December 31, 2013 comprised the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Base rents	$51,252	$48,113	$46,916
Percentage rents	330	333	397
Other	5,938	5,990	5,265

Rental revenues	$57,520	$54,436	$52,578

Base rents include $1.1 million, $2.2 million and $2.4 million of straight-line revenue recognition for the years ended December 31, 2013, 2012 and 2011, respectively. Minimum rents also include $(0.8) million, $(0.8) million and $(0.7) million of lease incentive amortization for the years ended December 31, 2013, 2012 and 2011, respectively.

Percentage rents are based on tenants’ sales.

Other rental revenue includes cost reimbursements for real estate taxes, property insurance and common area maintenance as well as termination fees.

5.	Operating Leases

Armada Hoffler’s commercial tenant leases generally range from five to 20 years, but certain leases with anchor tenants may be longer. Armada Hoffler’s commercial tenant leases provide for minimum rental income during each of the next five years and thereafter as follows (in thousands):

2014	$44,295
2015	46,297
2016	45,035
2017	42,865
2018	39,486
Thereafter	243,969

Total	$461,947

Lease terms on multifamily apartment units generally range from seven to 15 months, with a majority having 12-month lease terms. Apartment leases are not included in the preceding table as the remaining terms as of December 31, 2013 are generally less than one year.

6.	Real Estate Investments

Armada Hoffler’s real estate investments comprised the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Land	$41,313	$24,511
Land improvements	12,562	11,543
Buildings and improvements	365,941	316,596
Development costs	—	2,090
Construction in progress	43,160	—

	462,976	354,740

Accumulated depreciation	(105,228)	(92,454)

Net real estate investments	$357,748	$262,286

In January 2013, Armada Hoffler began construction of 4525 Main Street and Encore Apartments in the Virginia Beach Town Center. As of December 31, 2012, real estate investments held for development included $1.8 million of land for 4525 Main Street and Encore Apartments.

As discussed in Notes 1 and 19, the Operating Partnership acquired a controlling interest in Bermuda Crossroads and Smith’s Landing on May 13, 2013.

On June 4, 2013, Armada Hoffler purchased $2.6 million of land in Durham, North Carolina for the development and construction of Whetstone Apartments.

On August 27, 2013, Armada Hoffler purchased $5.2 million of land in Virginia Beach, Virginia for the development and construction of Sandbridge Commons.

On November 26, 2013, Armada Hoffler purchased $1.5 million of land in Chesapeake, Virginia for the development and construction of Greentree Shopping Center.

On December 16, 2013, Armada Hoffler purchased $1.9 million of land in Chesapeake, Virginia for the development and construction of a new office and manufacturing building for Oceaneering International.

Subsequent to December 31, 2013

As discussed in Note 1, the Company completed the acquisition of Liberty Apartments on January 17, 2014. Total consideration transferred to acquire Liberty Apartments was $30.7 million, consisting of 695,652 common units of the Operating Partnership, the repayment of a $3.0 million mezzanine loan and the assumption of $20.9 million of debt. The Company is currently evaluating the accounting for the Liberty Apartments acquisition and anticipates that the consideration transferred will primarily be allocated to the building, land and acquired lease intangibles.

7.	Accounts Receivable

Accounts receivable comprised the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Accrued straight-line rental revenue	$17,494	$16,579
Tenant accounts receivable	778	997
Allowance for doubtful accounts	—	(153)

Accounts receivable	$18,272	$17,423

8.	Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Billings of $16.2 million and $78.3 million are netted against construction contract costs and estimated earnings as of December 31, 2013 and 2012, respectively. The Company expects to bill and collect substantially all construction contract costs incurred as of December 31, 2013 during the year ending December 31, 2014.

Armada Hoffler defers precontract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Precontract costs of $0.8 million and $0.6 million were deferred as of December 31, 2013 and 2012, respectively.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

Construction receivables and payables include retentions—amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2013 and 2012, construction receivables included retentions of $3.2 million and $3.0 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2013 during the year ending December 31, 2014. As of December 31, 2013 and 2012, construction payables included retentions of $2.1 million and $2.5 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2013 during the year ending December 31, 2014.

Armada Hoffler’s net position on uncompleted construction contracts comprised the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Costs incurred on uncompleted construction contracts	$97,372	$542,994
Estimated earnings	4,584	22,526
Billings	(102,319)	(568,550)

Net position	$(363)	$(3,030)

	December 31,
	2013	2012
Construction contract costs and estimated earnings in excess of billings	$1,178	$1,206
Billings in excess of construction contract costs and estimated earnings	(1,541)	(4,236)

Net position	$(363)	$(3,030)

The Company expects to complete all uncompleted contracts as of December 31, 2013 during the years ending December 31, 2014 and 2015.

9.	Indebtedness

Armada Hoffler’s indebtedness comprised the following as of December 31, 2013 and 2012 (dollars in thousands):

	Principal Balance		Stated Interest Rate	Stated Maturity Date
	December 31,		December 31,
Secured Debt	2013	2012	2013	2013
Credit facility	$70,000	$—	LIBOR + 1.60% - 2.20%	May 13, 2016
Armada Hoffler Tower	—	39,240	—	—
Richmond Tower	—	47,023	—	—
One Columbus	—	14,095	—	—
Two Columbus	—	18,854	—	—
Oyster Point	6,466	6,648	5.41%	December 1, 2015
Virginia Natural Gas	—	5,524	—	—
Sentara Williamsburg	—	10,997	—	—
249 Central Park Retail(1)	15,834	16,086	5.99%	September 8, 2016
South Retail	6,985	7,097	5.99%	September 8, 2016
Studio 56 Retail	2,690	2,760	3.75%	May 7, 2015
Commerce Street Retail	5,613	6,800	LIBOR + 2.25%	October 31, 2018
Fountain Plaza Retail(1)	7,917	8,043	5.99%	September 8, 2016
Dick’s at Town Center	8,318	8,413	LIBOR + 2.75%	October 31, 2017
Broad Creek Shopping Center
Note 1(2)	4,503	4,553	LIBOR + 2.25%	October 31, 2018
Note 2(2)	8,267	8,360	LIBOR + 2.25%	October 31, 2018
Note 3(2)	3,461	3,500	LIBOR + 2.25%	October 31, 2018
North Point Center
Note 1	10,319	10,478	6.45%	February 5, 2019
Note 2	2,830	2,910	7.25%	September 15, 2025
Note 3	—	9,356	—	—
Note 4	1,030	1,053	5.59%	December 1, 2014
Note 5(3)	705	724	LIBOR + 2.00%	February 1, 2017
Hanbury Village
Note 1	21,449	21,666	6.67%	October 11, 2017
Note 2	4,159	4,332	LIBOR + 2.25%	October 31, 2018
Gainsborough Square	—	9,771	—	—
Parkway Marketplace	—	5,747	—	—
Harrisonburg Regal	3,842	4,015	6.06%	June 8, 2017
Courthouse 7-Eleven
Note 1	—	1,505	—	—
Note 2	—	1,739	—	—
Tyre Neck Harris Teeter	2,482	2,650	LIBOR + 2.25%	October 31, 2018
The Cosmopolitan	47,723	48,291	3.75%	July 1, 2051
Smith’s Landing(4)	24,795	—	LIBOR + 2.15%	January 31, 2017
Main Street Land	—	2,208	—	—
4525 Main Street	11,313	—	LIBOR + 1.95%	January 30, 2017
Encore Apartments	3,585	—	LIBOR + 1.95%	January 30, 2017
Whetstone Apartments	284	—	LIBOR + 1.90%	October 8, 2016
Sandbridge Commons	3,172	—	LIBOR + 1.85%	January 17, 2018

	$277,742	$334,438

Oyster Point Participation Loan	—	$643	—	—
Unamortized fair value adjustments	3	—

Total Indebtedness	$277,745	$335,081

(1)	Cross collateralized.
(2)	Cross collateralized.
(3)	Subject to an interest rate swap lock at a rate of 3.57%.
(4)	Principal balance excluding fair value adjustments.

Armada Hoffler’s indebtedness comprised the following fixed-rate, variable-rate and participating notes as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Fixed-rate secured debt	$127,085	$188,129
Variable-rate secured debt	150,660	146,309
Participating note	—	643

Total Indebtedness	$277,745	$335,081

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2013, the Company was in compliance with all loan covenants.

Scheduled principal repayments and term-loan maturities during each of the next five years and thereafter are as follows (in thousands):

Year	Scheduled Principal Payments	Term- Loan Maturities	Total Payments
2014	$2,870	$1,007	$3,877
2015	2,930	8,681	11,611
2016	2,653	99,565	102,218
2017	1,843	70,885	72,728
2018	1,404	29,669	31,073
Thereafter	45,558	10,677	56,235

Total	$57,258	$220,484	$277,742

2012 Financing Activity

On February 13, 2012, Armada Hoffler modified the North Point Center Note 5 to lower the interest rate to LIBOR plus 2.00% and extend the maturity date to February 1, 2017. In conjunction with this note, Armada Hoffler entered into an interest rate swap lock at a rate of 3.57%.

On May 7, 2012, Armada Hoffler refinanced the existing Studio 56 Retail loan with a new $2.9 million loan that bears interest at 3.75% and matures on May 7, 2015.

On October 31, 2012, Armada Hoffler modified the Dick’s at Town Center loan to extend the maturity date to October 31, 2017.

On December 7, 2012, Armada Hoffler refinanced the existing Broad Creek Note 2 with a new loan for up to $11.1 million that bears interest at LIBOR plus 2.75% and matures on December 7, 2016. On April 15, 2013, Armada Hoffler borrowed an additional $2.7 million on Broad Creek Shopping Center Note 2.

On December 7, 2012, Armada Hoffler refinanced the existing Broad Creek Note 3 with a new $3.5 million loan that bears interest at LIBOR plus 2.75% and matures on December 7, 2016.

Credit Facility

On May 13, 2013, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a $100.0 million senior secured revolving credit facility. On October 10, 2013, the Operating Partnership increased the aggregate capacity under the credit facility to $155.0 million.

As of December 31, 2013, the following properties served as the borrowing base collateral for the credit facility: (i) Armada Hoffler Tower, (ii) Richmond Tower, (iii) One Columbus, (iv) Two Columbus, (v) Virginia Natural Gas, (vi) Sentara Williamsburg, (vii) a portion of North Point Center, (viii) Gainsborough Square, (ix) Parkway Marketplace and (x) Courthouse 7-Eleven.

The credit facility requires the Operating Partnership to comply with various financial covenants, including:

•	Maximum leverage ratio of 65% as of the last day of each fiscal quarter through December 31, 2014 and 60% as of the last day of each fiscal quarter thereafter;

•	Minimum fixed charge coverage ratio of 1.75x;

•	Minimum tangible net worth equal to at least the sum of 80% of tangible net worth on the closing date of the credit facility plus 75% of the net proceeds of any additional equity issuances;

•	Maximum amount of variable rate indebtedness not exceeding 30% of our total asset value; and

•	Maximum amount of secured recourse indebtedness of 35% of our total asset value.

The credit facility permits investments in the following types of assets: (i) unimproved land holdings in an aggregate amount not exceeding 5% of total asset value, (ii) construction in progress in an aggregate amount not exceeding 25% of total asset value and (iii) unconsolidated affiliates in aggregate amount not exceeding 5% of total asset value. Investments in these types of assets cannot exceed 30% of total asset value. In addition to these financial covenants, the credit facility requires the Operating Partnership to comply with various customary affirmative and negative covenants that restrict the ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. As of December 31, 2013, the Operating Partnership was in compliance with all covenants under the credit facility.

As of December 31, 2013, the Operating Partnership had $70.0 million outstanding on the credit facility. The credit facility matures on May 13, 2016 and bears interest between LIBOR plus 1.60% and LIBOR plus 2.20%. The interest rate on the credit facility as of December 31, 2013 was 1.93%. On September 1, 2013, the Operating Partnership executed a LIBOR interest rate cap agreement on a notional amount of $40.0 million and a strike price of 1.50%. The interest rate cap agreement expires on March 1, 2016.

2013 Financing Activity

In connection with the IPO and Formation Transactions, the Company used proceeds from the IPO and the credit facility to repay the following debt (in thousands):

Properties unencumbered:	Amount repaid
Armada Hoffler Tower	$38,813
Richmond Tower	46,523
Two Columbus	18,785
Virginia Natural Gas	5,457
Sentara Williamsburg	10,915
North Point Center Note 3	9,242
Gainsborough Square	9,732
Parkway Marketplace	5,669
Courthouse 7-Eleven Note 1	1,485

Subtotal	146,621
Other debt repayments:
Broad Creek Shopping Center Note 2	2,697
Oyster Point Participation Loan	643

Subtotal	3,340

Total	$149,961

The Company recognized a $1.1 million loss on extinguishment of debt representing $0.6 million of fees and $0.5 million of unamortized debt issuance costs associated with the debt repaid in connection with the IPO and Formation Transactions.

On July 3, 2013, the Company repaid the outstanding $2.2 million balance of the Main Street Land loan in full.

On July 17, 2013, the Operating Partnership defeased the One Columbus loan for $14.9 million, including costs of $1.0 million. The Company recognized a $1.0 million loss on extinguishment of debt representing defeasance costs.

On July 30, 2013, the Company closed on a $63.0 million construction loan to fund the 4525 Main Street and Encore Apartments development projects. The construction loan bears interest at LIBOR plus 1.95% and matures on January 30, 2017. On September 1, 2013, the Company executed two LIBOR interest rate cap agreements on an aggregate notional amount of $63.0 million both with strike prices at 3.50%. The interest rate cap agreements expire on March 1, 2016.

On October 8, 2013, the Company closed on an $18.5 million loan to fund the development and construction of Whetstone Apartments. The construction loan bears interest at LIBOR plus 1.90% and matures on October 8, 2016. In conjunction with this loan, the Company executed a LIBOR interest rate cap agreement on a notional amount of $18.5 million and a strike price of 1.50%. The interest rate cap agreement expires on April 1, 2016.

On October 11, 2013, the Operating Partnership repaid the Bermuda Crossroads loan for $10.8 million. The Company recognized a $0.1 million gain on extinguishment of debt representing the unamortized fair value premium adjustment.

On October 25, 2013, the Operating Partnership amended Broad Creek Shopping Center Notes 1, 2 and 3 to remove the recourse component, lower the interest rates to LIBOR plus 2.25% and extend the maturity dates to October 31, 2018. The Company recognized a $0.2 million loss on extinguishment of debt representing unamortized debt issuance costs on Broad Creek Shopping Center Notes 2 and 3.

On October 31, 2013, the Operating Partnership amended the Commerce Street Retail loan, Hanbury Village Note 2 and the Tyre Neck Harris Teeter loan to remove the recourse components, lower the interest rates to LIBOR plus 2.25% and extend the maturity dates to October 31, 2018. The Operating Partnership prepaid an aggregate of $1.4 million of principal on these three loans.

On December 19, 2013, the Company closed on a $10.0 million loan to fund the development and construction of Sandbridge Commons. The construction loan bears interest at LIBOR plus 1.85% and matures on January 17, 2018.

On December 19, 2013, the Company amended the Smith’s Landing loan to extend the maturity date to January 31, 2017.

Subsequent to December 31, 2013

On January 17, 2014, the Company assumed $20.9 million of debt in connection with the acquisition of Liberty Apartments. The loan bears interest at 5.66% and has a 30-year term.

On February 28, 2014, the Company closed on a $19.5 million loan to fund the development and construction of the Oceaneering International facility. The construction loan bears interest at LIBOR plus 1.75% and matures on February 28, 2018.

10.	Derivative Financial Instruments

During the year ended December 31, 2013, Armada Hoffler entered into four LIBOR interest rate cap agreements on an aggregate notional amount of $121.5 million with strike prices ranging between 1.50% and 3.50% for collective premiums totaling $0.3 million. All four interest rate cap agreements expire in 2016.

Armada Hoffler’s derivatives comprised the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013			2012
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Pay fixed interest rate swaps	$705	$—	$(16)	$11,721	$—	$(239)
Interest rate caps	130,672	102	—	9,356	9	—

Total	$131,377	$102	$(16)	$21,077	$9	$(239)

The changes in the fair value of Armada Hoffler’s derivatives during each of the three years ended December 31, 2013 was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Pay fixed interest rate swaps	$152	$445	$436
Interest rate caps	(164)	(37)	—

Other (expense) income	$(12)	$408	$436

Subsequent to December 31, 2013

On March 14, 2014, the Company executed a LIBOR interest rate cap agreement on a notional amount of $50.0 million and a strike price of 1.25% for a premium of $0.4 million. The interest rate cap agreement expires on March 1, 2017.

11.	Equity

Stockholders’ Equity

As of December 31, 2013, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 19.2 million shares of common stock issued and outstanding as of December 31, 2013. No shares of preferred stock were issued and outstanding as of December 31, 2013.

Noncontrolling Interests

Upon completion of the IPO and the Formation Transactions, the Operating Partnership issued 13,059,365 common units of limited partnership interest to the Predecessor’s prior investors as partial consideration for the contribution of their interests in the Predecessor to the Operating Partnership, which the Company recognized at fair value. Noncontrolling interests in the Company represent common units of the Operating Partnership held by the Predecessor’s prior investors. As of December 31, 2013, the Company held a 59.5% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership.

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

Common Stock Dividends and Common Unit Distributions

During the year ended December 31, 2013, the Company declared aggregate cash dividends and distributions to common stockholders and common unitholders of $12.9 million. During the year ended December 31, 2013, the Company paid aggregate cash dividends and distributions to common stockholders and common unitholders of $7.7 million. The $5.2 million of aggregate dividends and distributions payable as of December 31, 2013 is presented within other liabilities in the consolidated balance sheet.

During the year ended December 31, 2013, the Company declared the following dividends per share and distributions per unit:

Period	Dividend Per Share/ Distribution Per Unit	Declaration Date	Record Date	Paid Date
May 13, 2013 to June 30, 2013	$0.08	June 19, 2013	July 1, 2013	July 11, 2013
July 1, 2013 to September 30, 2013	0.16	August 9, 2013	October 1, 2013	October 10, 2013
October 1, 2013 to December 31, 2013	0.16	November 11, 2013	December 30, 2013	January 9, 2014

Total	$0.40

The tax status of dividends per share and distributions per unit paid during the year ended December 31, 2013 was as follows:

	Per Share/Unit	%
Ordinary income	$0.04	17.0%
Return of capital	0.20	83.0%

Total	$0.24	100.0%

Subsequent to December 31, 2013

On January 9, 2014, the Company paid cash dividends of $3.1 million to common stockholders and $2.1 million to common unitholders.

On February 18, 2014, the Company’s Board of Directors declared a cash dividend/distribution of $0.16 per share/unit payable on April 10, 2014 to common stockholders and common unitholders of record on April 1, 2014.

12.	Stock-Based Compensation

The Company’s 2013 Equity Incentive Plan permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units and other equity based awards up to an aggregate of 700,000 shares of common stock over the ten-year term of the plan. As of December 31, 2013, the Company had 540,337 shares of common stock reserved for issuance under the 2013 Equity Incentive Plan.

During the year ended December 31, 2013, the Company granted an aggregate of 169,227 shares of restricted stock to employees and nonemployee directors. Restricted stock awards vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company.

During the year ended December 31, 2013, the Company recognized $1.2 million of stock-based compensation expense. As of December 31, 2013, the total unrecognized compensation cost related to nonvested restricted shares was $0.7 million, substantially all of which the Company expects to recognize over the next 17 months.

The following table summarizes the changes in the Company’s nonvested restricted stock awards during the year ended December 31, 2013:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2013	—	$—
Granted	169,227	11.50
Vested	(56,410)	11.50
Forfeited	(877)	11.50

Nonvested as of December 31, 2013	111,940	$11.50

Restricted stock awards granted and vested during the year ended December 31, 2013 include 8,687 shares tendered by employees to satisfy minimum statutory tax withholding obligations.

Subsequent to December 31, 2013

On March 3, 2014, the Company granted 99,289 shares of restricted stock to employees with a grant date fair value of $9.94 per share.

13.	Employee Benefit Plans

The Predecessor had a deferred compensation plan for certain key employees pursuant to which Armada Hoffler purchased whole life insurance policies. Armada Hoffler discontinued its deferred compensation plan in May 2013 and, as result, the Company has no further obligation under this plan. As of December 31, 2012, the Predecessor’s deferred compensation liability and cash surrender value of life insurance policies were both $1.2 million.

Armada Hoffler has a defined contribution 401(k) plan. Under the 401(k) plan, participants may make voluntary contributions up to the maximum allowed by law. Armada Hoffler may make discretionary matching contributions based on a percentage of the employees’ contributions. Discretionary matching contributions were not significant for any of the three years ended December 31, 2013.

14.	Fair Value of Financial Instruments

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

The carrying amounts and fair values of our financial instruments, all of which are based on Level 2 inputs, as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured debt	$277,745	$273,310	$334,438	$339,623
Participating note	—	—	643	643
Interest rate swap liabilities	16	16	239	239
Interest rate cap assets	102	102	9	9
Cash surrender value of life insurance	—	—	1,196	1,196
Deferred compensation liability	—	—	1,249	1,249

15.	Income Taxes

The income tax provision for the year ended December 31, 2013 comprised the following (in thousands):

Year Ended December 31, 2013
Federal income taxes:
Current	$356
Deferred	(113)
State income taxes:
Current	43
Deferred	(13)

Income tax provision	$273

As of December 31, 2013, the Company had $0.5 million of net deferred tax assets representing basis differences in the assets of the TRS and stock based compensation attributable to the TRS.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2013.

The Company had no income tax expense or benefit for the years ended December 31, 2012 and 2011 as the Predecessor consisted of flow-through entities that were not subject to tax.

16.	Other Assets

Other assets comprised the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred leasing costs, net	$7,858	$8,004
Lease incentives, net	4,851	5,763
Acquired lease intangibles, net	4,369	—
Preacquisition development costs	2,036	—
Debt issuance costs, net	3,072	1,951
Offering costs	—	3,294
Cash surrender value of life insurance	—	1,196
Prepaid assets and other	2,223	1,356

Other assets	$24,409	$21,564

17.	Other Liabilities

Other liabilities comprised the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred ground rent payable	$6,475	$6,111
Dividends/distributions payable	5,155	—
Acquired lease intangibles, net	1,638	—
Deferred compensation	—	1,249
Interest rate swap liability	16	239
Other installment notes	279	496
Security deposits	748	469
Prepaid rent and other	1,562	1,829

Other liabilities	$15,873	$10,393

18.	Noncontrolled Entities

As of December 31, 2012, Armada Hoffler held indirect noncontrolling investments in real estate joint ventures that owned the following properties:

Property	Type	Location	Ownership %
Bermuda Crossroads	Retail	Chester, VA	50.0%
Smith’s Landing	Multifamily	Blacksburg, VA	40.0%

Armada Hoffler’s indirect ownership interests in both Bermuda Crossroads and Smith’s Landing did not provide control over these entities; however, they did provide significant influence. As a result, Armada Hoffler accounted for these investments under the equity method of accounting.

As of December 31, 2012, the carrying amount of Armada Hoffler’s investment in Bermuda Crossroads was not significant. Income from Bermuda Crossroads represents distributions received in excess of the carrying amount of Armada Hoffler’s investment. Income from Bermuda Crossroads for the year ended December 31, 2012 was not significant. Income from Bermuda Crossroads for the year ended December 31, 2011 was $0.2 million.

Liabilities for cumulative distributions in excess of cumulative investments in and earnings from equity method investees are only recognized to the extent that Armada Hoffler has guaranteed obligations of the investee. Armada Hoffler has guaranteed certain obligations of Smith’s Landing and, as a result, the carrying amount of Armada Hoffler’s investment in Smith’s Landing was $(0.7) million as of December 31, 2012. This amount is presented within other liabilities in the combined balance sheet. Equity in the earnings of Smith’s Landing for the years ended December 31, 2012 and 2011 were appoximately $0.2 million and $0.1 million, respectively.

19.	Acquisition of Noncontrolled Entities

As discussed in Note 1, the Company completed the IPO of shares of its common stock on May 13, 2013. Substantially concurrent with the completion of the IPO and in connection with the Formation Transactions, the Operating Partnership acquired 100% of the interests in the Noncontrolled Entities of the Predecessor (Bermuda Crossroads and Smith’s Landing).

The acquisitions of the interests in Bermuda Crossroads and Smith’s Landing on May 13, 2013 were accounted for as purchases at fair value under the acquisition method of accounting. Total consideration in the form of cash and common units paid for the 50% interest in Bermuda Crossroads was $3.2 million. Total consideration in the form of cash and common units paid for the 60% interest in Smith’s Landing was $7.5 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Bermuda Crossroads	Smith’s Landing
Income producing property	$16,091	$35,105
Intangible assets	2,860	2,420
Net working capital	237	14
Secured debt	(11,053)	(24,995)
Below-market leases	(1,750)	—

Net assets acquired	$6,385	$12,544

The identified intangible assets for Bermuda Crossroads are primarily in-place leases. The identified intangible assets for Smith’s Landing include $1.9 million assigned to a below-market ground lease and $0.5 million assigned to in-place leases. The fair value adjustment to the assumed secured debt of Bermuda Crossroads was a $0.2 million premium. The fair value adjustment to the assumed secured debt of Smith’s Landing was not significant.

Prior to the acquisition date, the Predecessor accounted for its 50% interest in Bermuda Crossroads and 40% interest in Smith’s Landing as equity method investments. The acquisition-date fair values of the previous equity interests in Bermuda Crossroads and Smith’s Landing were $3.2 million and $5.0 million, respectively. The Company recognized a gain of $9.5 million as a result of remeasuring the Predecessor’s prior equity interests in Bermuda Crossroads and Smith’s Landing held before the acquisitions.

The following table summarizes the consolidated and combined results of operations of Armada Hoffler, Bermuda Crossroads and Smith’s Landing on a pro forma basis, as if both Bermuda Crossroads and Smith’s Landing had been acquired as of January 1, 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Rental revenues	$59,517	$60,075
Net income	5,581	18,520

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

Pro forma net income for the year ended December 31, 2012 includes the nonrecurring $9.5 million gain as a result of remeasuring the Predecessor’s prior equity interests in Bermuda Crossroads and Smith’s Landing held before the acquisitions.

Rental revenues and net income of both Bermuda Crossroads and Smith’s Landing for the period from the acquisition date to December 31, 2013 included in the consolidated and combined statements of income were $3.8 million and $0.2 million, respectively.

20.	Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2013 (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease assets	$3,279	$817	$2,462
Above-market lease assets	27	7	20
Below-market lease liabilities	1,750	112	1,638
Below-market ground lease assets	1,920	33	1,887

Armada Hoffler did not have any acquired lease intangibles as of December 31, 2012.

Amortization of in-place lease assets, net below-market lease liabilities and below-market lease assets for the year ended December 31, 2013 was $0.8 million, $0.1 million and less than $0.1 million, respectively.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

	Rental Revenues	Rental Expenses	Depreciation and Amortization
Year ending December 31,
2014	$158	$53	$458
2015	149	53	409
2016	111	53	355
2017	112	53	332
2018	104	53	189

21.	Discontinued Operations

Armada Hoffler presented the held for sale Studio 56 residential condominium units as discontinued operations during the years ended December 31, 2012 and 2011. Net sale proceeds during the years ended December 31, 2012 and 2011 were $0.5 million and $2.5 million, respectively. Armada Hoffler sold the last Studio 56 residential condominium unit during the year ended December 31, 2012. Armada Hoffler currently has no plans to develop residential condominium units for sale.

22.	Related Party Transactions

Armada Hoffler provides general contracting and real estate services to certain related party entities that are not included in these consolidated and combined financial statements. Revenue from construction contracts with related party entities of Armada Hoffler was $45.0 million, $17.4 million and $0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Operating margin from such contracts was $1.5 million, $1.2 million and $0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Real estate services fees from affiliated entities of Armada Hoffler were not significant for any of the three years ended December 31, 2013. In addition, affiliated entities also reimburse Armada Hoffler for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by Armada Hoffler from affiliated entities were not significant for any of the three years ended December 31, 2013.

In connection with the Formation Transactions, the Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Formation Transactions on May 13, 2013.

Certain owners of Armada Hoffler, including Mr. Hoffler, guaranteed $154.8 million of Armada Hoffler’s indebtedness as of December 31, 2012.

Capital contributions from the owners of Armada Hoffler, including Mr. Hoffler, are presented as contributions in the combined statements of equity. Distributions to the owners of Armada Hoffler are presented as distributions in the combined statements of equity. Distributions payable to the owners of Armada Hoffler of $0.5 million are presented within due to affiliates in the combined balance sheets as of December 31, 2012, all of which were paid during 2013.

23.	Commitments and Contingencies

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

Commitments

Armada Hoffler has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $35.8 million and $34.0 million as of December 31, 2013 and 2012, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of December 31, 2013, the Operating Partnership had total outstanding letters of credit of $3.0 million.

Armada Hoffler has four ground leases on three properties with initial terms that range from twenty to fifty years and options to extend up to an additional 40 years in certain cases. Armada Hoffler also leases automobiles and equipment.

Future minimum rental payments during each of the next five years and thereafter are as follows (in thousands):

2014	$1,535
2015	1,495
2016	1,445
2017	1,430
2018	1,453
Thereafter	62,021

Total	$69,379

Ground rent expense for the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $1.5 million and $1.3 million, respectively.

Concentrations of Credit Risk

The majority of Armada Hoffler’s income producing properties are located in Hampton Roads, Virginia. During each of the three years ended December 31, 2013, rental revenues from Hampton Roads properties represented 70%, 75% and 76%, respectively, of Armada Hoffler’s rental revenues. Ten of Armada Hoffler’s income producing properties are located in the Town Center of Virginia Beach. During each of the three years ended December 31, 2013, rental revenues from Town Center properties represented 48%, 51% and 52%, respectively, of Armada Hoffler’s rental revenues.

Revenues from Richmond Tower individually represented 15%, 16% and 16% of Armada Hoffler’s rental revenues during each of the three years ended December 31, 2013, respectively. A single tenant—Williams Mullen, a prominent Mid-Atlantic law firm—occupies over 80% of Richmond Tower. Williams Mullen also leases office space at Armada Hoffler Tower. Base rents from Williams Mullen represented 16%, 17% and 17% of Armada Hoffler’s rental revenues during each of the three years ended December 31, 2013, respectively.

As of December 31, 2013 and 2012, Armada Hoffler Tower, Richmond Tower and The Cosmopolitan each individually represented more than 10% of Armada Hoffler’s total assets.

Construction contracts with three customers collectively represented 50% of Armada Hoffler’s general contracting and real estate services revenues for the year ended December 31, 2013. These same three customers also collectively accounted for 69% of construction receivables as of December 31, 2013. Construction contracts with two customers collectively represented 37% and 83% of Armada Hoffler’s general contracting and real estate services revenues for the years ended December 31, 2012 and 2011, respectively. These same two customers also collectively accounted for 18% of construction receivables as of December 31, 2012.

24.	Selected Quarterly Financial Data (Unaudited)

The following tables summarize certain selected quarterly financial data for 2013 and 2012 (in thousands, except per share data):

	2013 Quarters
	First	Second	Third	Fourth
Rental revenues	$13,398	$14,231	$14,899	$14,992
General contracting and real estate services revenues	17,956	23,291	21,896	19,373
Net operating income	9,455	10,372	10,731	11,516
Net income	1,931	8,404	1,252	2,866
Net income attributable to stockholders	—	4,886	745	1,705
Net income per share: basic and diluted	$—	$0.26	$0.04	$0.09

	2012 Quarters
	First	Second	Third	Fourth
Rental revenues	$13,387	$13,609	$13,318	$14,122
General contracting and real estate services revenues	14,641	12,383	13,631	13,391
Net operating income	9,989	10,338	9,405	11,100
Net income	$1,883	$2,110	$1,755	$3,149

25.	Subsequent Events

As discussed in Note 11, the Company paid an aggregate of $5.2 million of cash dividends and distributions to common stockholders and common unitholders on January 9, 2014.

As discussed in Notes 1, 6 and 9, the Company completed the acquisition of Liberty Apartments on January 17, 2014 for total consideration of $30.7 million, including the issuance of 695,652 common units of the Operating Partnership, the repayment of a $3.0 million mezzanine loan and the assumption of $20.9 million of debt.

As discussed in Note 11, the Company’s Board of Directors declared a cash dividend/distribution of $0.16 per share/unit on February 18, 2014.

As discussed in Note 9, the Company closed on a $19.5 million loan on February 28, 2014 to fund the development and construction of the Oceaneering International facility.

As discussed in Note 12, the Company granted 99,289 shares of restricted stock to employees with a grant date fair value of $9.94 per share on March 3, 2014.

As discussed in Note 10, the Company executed a LIBOR interest rate cap agreement on a notional amount of $50.0 million and a strike price of 1.25% on March 14, 2014. The interest rate cap agreement expires on March 1, 2017.

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation

December 31, 2013

	(In thousands)
	Encumbrances as of December 31, 2013		Initial Cost		Land Improvements	Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount as of December 31, 2013			Accumulated Depreciation as of December 31, 2013	Year Built		Life on which depreciation in latest income statement is computed
			Land	Building and Improvements			Land	Building and Improvements	Total(1)
Office
Armada Hoffler Tower	$—	(2)	$1,976	$—	$—	$52,592	$1,976	$52,592	$54,568	$22,142	2002		39 years
Richmond Tower	—	(2)	3,038	—	—	45,160	3,038	45,160	48,198	5,568	2010		39 years
One Columbus	—	(2)	960	10,269	—	6,370	960	16,639	17,599	7,896	1984	(3)	39 years
Two Columbus	—	(2)	53	—	—	17,800	53	17,800	17,853	3,427	2009		39 years
Oyster Point	6,466		57	—	614	10,532	57	11,146	11,203	8,367	1989		39 years
Virginia Natural Gas	—	(2)	590	—	—	4,579	590	4,579	5,169	579	2010		39 years
Sentara Williamsburg	—	(2)	1,371	—		10,324	1,371	10,324	11,695	2,693	2008		39 years

Total office	$6,466		$8,045	$10,269	$614	$147,357	$8,045	$158,240	$166,285	$50,672

Retail
249 Central Park Retail	15,834		713	—	—	13,014	713	13,014	13,727	5,833	2004		39 years
South Retail	6,985		190	—	—	6,470	190	6,470	6,660	2,968	2002		39 years
Studio 56 Retail	2,690		76	—	—	2,297	76	2,297	2,373	451	2007		39 years
Commerce Street Retail	5,613		118	—	—	3,142	118	3,142	3,260	670	2008		39 years
Fountain Plaza Retail	7,917		425	—	—	6,933	425	6,933	7,358	2,272	2004		39 years
Dick’s at Town Center	8,318		67	—	—	8,885	67	8,885	8,952	2,442	2002		39 years
Broad Creek Shopping Center	16,231		—	—	4,006	11,561	—	15,567	15,567	6,816	1997-2001		39 years
North Point Center	14,884	(2)	1,936	—	3,273	21,413	1,936	24,686	26,622	9,309	1998		39 years
Hanbury Village	25,608		3,792	—	—	18,007	3,792	18,007	21,799	4,075	2009		39 years
Gainsborough Square	—	(2)	2,229	—	13	6,670	2,229	6,683	8,912	2,470	1999		39 years
Parkway Marketplace	—	(2)	1,150	—	360	3,140	1,150	3,500	4,650	1,413	1998		39 years
Harrisonburg Regal	3,842		1,554	—	—	4,148	1,554	4,148	5,702	1,556	1999		39 years
Courthouse 7-Eleven	—	(2)	1,007	—	—	1,043	1,007	1,043	2,050	56	2011		39 years
Tyre Neck Harris Teeter	2,482		—	—	3,306	—	—	3,306	3,306	278	2011		39 years
Bermuda Crossroads	—		5,450	10,101	540	288	5,450	10,929	16,379	313	2001	(4)	39 years

Total retail	$110,404		$18,707	$10,101	$11,498	$107,011	$18,707	$128,610	$147,317	$40,922

Mutifamily
The Cosmopolitan	$47,723		$985	$—	$—	$56,067	$985	$56,067	$57,052	$12,930	2006		39 years
Smith’s Landing	24,795		—	34,655	450	573	—	35,678	35,678	704	2009	(4)	39 years

Total multifamily	$72,518		$985	$34,655	$450	$56,640	$985	$91,745	$92,730	$13,634

Income producing property	$189,388		$27,737	$55,025	$12,562	$311,008	$27,737	$378,595	$406,332	$105,228

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation

December 31, 2013 (continued)

	(In thousands)
	Encumbrances as of December 31, 2013	Initial Cost		Land Improvements	Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount as of December 31, 2013			Accumulated Depreciation as of December 31, 2013	Year Built	Life on which depreciation in latest income statement is computed
		Land	Building and Improvements			Land	Building and Improvements	Total(1)
Construction in progress
4525 Main Street	11,313	982	—	—	24,584	982	24,584	25,566	—	N/A
Encore Apartments	3,585	1,293	—	—	10,376	1,293	10,376	11,669	—	N/A
Whetstone Apartments	284	2,644	—	—	5,016	2,644	5,016	7,660	—	N/A
Sandbridge Commons	3,172	5,267	—	—	748	5,267	748	6,015	—	N/A
Greentree Shopping Center	—	1,523	—	—	667	1,523	667	2,190	—	N/A
Oceaneering International	—	1,867	—	—	1,677	1,867	1,677	3,544	—	N/A

Total construction in progress	$18,354	$13,576	$—	$—	$43,068	$13,576	$43,068	$56,644	$—

Total	$207,742	$41,313	$55,025	$12,562	$354,076	$41,313	$421,663	$462,976	$105,228

(1)	As of December 31, 2013, total land, buildings and improvements were carried at $279.4 million for federal income tax purposes.
(2)	Borrowing base collateral for the credit facility.
(3)	Acquired in 2000.
(4)	Acquired in 2013.

	Real Estate Investments		Accumulated Depreciation
	December 31,
	2013	2012	2013	2012
Balance at beginning of the year	$354,740	$349,933	$92,454	$80,923
Acquisitions	62,936	—	—	—
Construction costs and tenant improvements	45,332	4,972	—	—
Depreciation expense	—	—	12,806	11,601
Disposals	(32)	(70)	(32)	(70)
Government development grants	—	(95)	—	—

Balance at end of the year	$462,976	$354,740	$105,228	$92,454

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement of Armada Hoffler Properties, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

3.2	Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

4.1	Form of Certificate of Common Stock of Armada Hoffler Properties, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.1	Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.2	Armada Hoffler Properties, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.3	Form of Restricted Stock Award Agreement (Time Vesting) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.4	Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.5	Tax Protection Agreement by and among Armada Hoffler Properties, Inc. and the persons listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.6	Representation, Warranty and Indemnity Agreement among Armada Hoffler Properties, Inc. Armada Hoffler, L.P. and Daniel A. Hoffler (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.7	Armada Hoffler, L.P. Executive Severance Benefit Plan with the participants listed on Schedule A thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on April November 12, 2013)

10.8	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Daniel A. Hoffler, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11, filed on April 26, 2013)

10.9	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and A. Russell Kirk, dated February 12, 2013 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.10	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Louis S. Haddad, dated as of February 11, 2013 (Incorporated by reference a to Exhibit 10.10 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.11	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Anthony P. Nero, dated as of February 12, 2013 (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.12	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Eric E. Apperson, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.13	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Michael P. O’Hara, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

Exhibit
Number	Description
10.14	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and John C. Davis, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.15	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Alan R. Hunt, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.16	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Shelly R. Hampton, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.17	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and William Christopher Harvey, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.18	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Eric L. Smith, dated as of February 12, 2013 (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.19	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and John E. Babb, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.20	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Rickard E. Burnell, dated as of February 12, 2013 (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.21	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and A/H TWA Associates, L.L.C., dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.22	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and RMJ Kirk Fortune Bay, L.L.C., dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.23	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Kirk Gainsborough, L.L.C., dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.24	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Chris A. Sanders, dated as of January 25, 2013 (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.25	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Allen O. Keene, dated as of January 21, 2013 (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.26	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Bruce G. Ford, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.27	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and DIAN, LLC, dated as of January 28, 2013 (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

Exhibit
Number	Description

10.28	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Compson of Richmond, L.C., Thomas Comparato and Lindsey Smith Comparato, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.29	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Bruce Smith Enterprises, LLC and Bruce B. Smith, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.30	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Steyn, LLC, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.31	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and D&F Beach, L.L.C., dated as of February 1, 2013 (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.32	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and DF Smith’s Landing, LLC, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.33	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Spratley Family Holdings, L.L.C., dated as of January 22, 2013 (Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.34	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Columbus One, LLC, DP Columbus Two, LLC, City Center Associates, LLC, TC Block 7 Partners LLC, TC Block 12 Partners LLC, TC Block 3 Partners LLC, TC Block 6 Partners LLC, TC Block 8 Partners LLC, TC Block 11 Partners LLC and TC Apartment Partners, LLC, dated as of February 1, 2013 (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.35	Asset Purchase Agreement by and among AHP Construction, LLC and Armada/Hoffler Construction Company and Armada/Hoffler Construction Company of Virginia, dated as of March , 2013 (Incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.36	Asset Purchase Agreement by and among AHP Asset Services, LLC and Armada Hoffler Holding Company, Inc., dated as of , 2013 (Incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.37	Contribution Agreement for the Apprentice School Apartment property by and among Armada Hoffler, L.P., Washington Avenue Associates, L.L.C. and Washington Avenue Apartments, L.L.C., and dated as of , 2013 (Incorporated by reference to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.38	Land Option Agreement by and between and Armada Hoffler, L.P. and Courthouse Marketplace Parcel 7, L.L.C., dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.39	Land Option Agreement by and between and Armada Hoffler, L.P. and Courthouse Marketplace Outparcels, L.L.C., dated as of May, 1 2013 (Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.40	Land Option Agreement by and between and Armada Hoffler, L.P. and Hanbury Village, LLC, dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

Exhibit
Number	Description

10.41	Land Option Agreement by and between and Armada Hoffler, L.P. and Lake View AH-VNG, LLC, dated as of May 1, 2013 (Incorporated by to Exhibit 10.41 reference to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)
10.42	Land Option Agreement by and between and Armada Hoffler, L.P. and Oyster Point Hotel Associates, L.L.C., dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.43	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Oyster Point Investors, L.P., dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.44	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.45	Option Agreement dated May 1, 2013 by and between Armada/Hoffler Properties, L.L.C. and Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.46	Credit Agreement among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., Bank of America, Regions Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 17, 2013)

10.47	Option Transfer Agreement by and among Town Center Associates, L.L.C. Armada/Hoffler Properties, L.L.C., City Center Associates, L.L.C. and Armada Hoffler, L.P., dated as of May 10, 2013 (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2013)

10.48	Construction Loan Agreement among TCA Block 11 Apartments, LLC and TCA Block 11 Office, LLC as Borrower and Bank of America, N.A., as Administrative Agent, dated as of July 30, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 13, 2013)

21.1*	List of Subsidiaries of Armada Hoffler Properties, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit
Number	Description

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.