Form 10-Q
period 2014-03-31
Armada Hoffler Properties, Inc.
filed 2014-05-15
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 12, 2014, the Registrant had 19,253,660 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. Financial Information

Item 1.	Financial Statements

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(In Thousands, except par value and share data)

	MARCH 31, 2014	DECEMBER 31, 2013
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$434,281	$406,239
Construction in progress	78,536	56,737

	512,817	462,976
Accumulated depreciation	(108,706)	(105,228)

Net real estate investments	404,111	357,748
Cash and cash equivalents	13,444	18,882
Restricted cash	2,754	2,160
Accounts receivable, net	18,884	18,272
Construction receivables, including retentions	12,736	12,633
Construction contract costs and estimated earnings in excess of billings	1,184	1,178
Other assets	25,799	24,409

Total Assets	$478,912	$435,282

LIABILITIES AND EQUITY
Indebtedness	$317,271	$277,745
Accounts payable and accrued liabilities	7,158	6,463
Construction payables, including retentions	27,047	28,139
Billings in excess of construction contract costs and estimated earnings	1,134	1,541
Other liabilities	16,264	15,873

Total Liabilities	368,874	329,761
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 19,254,365 and 19,163,413 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	193	192
Additional paid-in capital	1,473	1,247
Distributions in excess of earnings	(49,550)	(47,934)

Total stockholders’ deficit	(47,884)	(46,495)
Noncontrolling interests	157,922	152,016

Total Equity	110,038	105,521

Total Liabilities and Equity	$478,912	$435,282

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statements of Income

(In Thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
		PREDECESSOR
Revenues
Rental revenues	$15,193	$13,398
General contracting and real estate services revenues	19,234	17,956

Total revenues	34,427	31,354

Expenses
Rental expenses	3,976	3,229
Real estate taxes	1,343	1,212
General contracting and real estate services expenses	17,985	17,458
Depreciation and amortization	3,969	3,159
General and administrative expenses	2,046	717

Total expenses	29,319	25,775

Operating income	5,108	5,579
Interest expense	(2,565)	(3,915)
Other income	112	267

Income before taxes	2,655	1,931
Income tax provision	(149)	—

Net income	2,506	$1,931

Net income attributable to noncontrolling interests	(1,041)

Net income attributable to stockholders	$1,465

Net income per share and unit:
Basic and diluted	$0.08

Weighted-average outstanding:
Common shares	19,193
Common units	13,632

Basic and diluted	32,825

Dividends and distributions declared per common share and unit	$0.16

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statement of Equity

(In Thousands, except share data)

(Unaudited)

	Shares of common stock	Common stock	Additional paid- in capital	Distributions in excess of earnings	Total stockholders’ deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2014	19,163,413	$192	$1,247	$(47,934)	$(46,495)	$152,016	$105,521
Restricted stock award grants	99,289	1	(1)	—	—	—	—
Vesting of restricted stock awards	—	—	610	—	610	—	610
Minimum tax withholding	(8,337)	—	(82)	—	(82)	—	(82)
Acquisitions	—	—	—	—	—	6,769	6,769
Exchange of owners’ equity for common units	—	—	(301)	—	(301)	301	—
Net income	—	—	—	1,465	1,465	1,041	2,506
Dividends and distributions declared	—	—	—	(3,081)	(3,081)	(2,205)	(5,286)

Balance, March 31, 2014	19,254,365	$193	$1,473	$(49,550)	$(47,884)	$157,922	$110,038

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statements of Cash Flows

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
		PREDECESSOR
OPERATING ACTIVITIES
Net income	$2,506	$1,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	3,478	2,845
Amortization of deferred leasing costs and in-place lease intangibles	491	314
Accrued straight-line rental revenue	(469)	(300)
Amortization of lease incentives and above or below-market rents	160	196
Accrued straight-line ground rent expense	79	85
Bad debt expense	11	117
Noncash stock compensation	329	—
Noncash interest expense	133	172
Change in the fair value of derivatives	(93)	(110)
Income from real estate joint ventures	—	(93)
Changes in operating assets and liabilities, net of acquisitions:
Property assets	(1,311)	(692)
Property liabilities	11	1,661
Construction assets	(109)	(3,009)
Construction liabilities	(2,003)	1,170

Net cash provided by operating activities	3,213	4,287

INVESTING ACTIVITIES
Development of real estate investments	(20,320)	(2,200)
Tenant and building improvements	(2,495)	(746)
Acquisitions of real estate investments, net of cash acquired	(2,895)	—
Increase in restricted cash	(35)	(95)
Return of capital from real estate joint ventures, net	—	49
Deferred leasing costs	(153)	(150)
Leasing incentives	—	(40)

Net cash used for investing activities	(25,898)	(3,182)

FINANCING ACTIVITIES
Offering costs	(149)	(2,587)
Credit facility and construction loan borrowings	23,269	—
Debt and credit facility payments, including principal amortization	(714)	(1,453)
Debt issuance costs	(4)	—
Predecessor distributions, net	—	(2,364)
Dividends and distributions	(5,155)	—

Net cash provided by (used for) financing activities	17,247	(6,404)

Net decrease in cash and cash equivalents	(5,438)	(5,299)
Cash and cash equivalents, beginning of period	18,882	9,400

Cash and cash equivalents, end of period	$13,444	$4,101

Supplemental cash flow information:
Cash paid for interest	$2,794	$3,748

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

As of March 31, 2014, the Company’s operating property portfolio consisted of the following properties:

Name	Segment	Location
Armada Hoffler Tower	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia
Oyster Point	Office	Newport News, Virginia
Richmond Tower	Office	Richmond, Virginia
Sentara Williamsburg	Office	Williamsburg, Virginia
Two Columbus	Office	Virginia Beach, Virginia
Virginia Natural Gas	Office	Virginia Beach, Virginia
249 Central Park Retail	Retail	Virginia Beach, Virginia
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Commerce Street Retail	Retail	Virginia Beach, Virginia
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia
Gainsborough Square	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Point Center	Retail	Durham, North Carolina
Parkway Marketplace	Retail	Virginia Beach, Virginia
South Retail	Retail	Virginia Beach, Virginia
Studio 56 Retail	Retail	Virginia Beach, Virginia
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Liberty Apartments	Multifamily	Newport News, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia

As of March 31, 2014, the Company had the following properties under development (the “Development Pipeline”):

Name	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia
Brooks Crossing	Office	Newport News, Virginia
Oceaneering	Office	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Sandbridge Commons	Retail	Virginia Beach, Virginia
Encore Apartments	Multifamily	Virginia Beach, Virginia
Whetstone Apartments	Multifamily	Durham, North Carolina

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

Armada Hoffler Properties, Inc. Predecessor (the “Predecessor”) was not a single legal entity, but rather a combination of real estate and construction entities under common ownership by their individual partners, members and stockholders and under common control or significant influence of Daniel A. Hoffler prior to the IPO and the Formation Transactions. The financial position and results of operations of the entities under common control of Mr. Hoffler have been combined in the Predecessor financial statements for the periods prior to the completion of the IPO and the Formation Transactions. The Predecessor accounted for its investments in the entities under significant influence of Mr. Hoffler using the equity method of accounting.

Pursuant to the Formation Transactions, the Operating Partnership: (i) acquired 100% of the interests in the entities comprising the Predecessor, (ii) succeeded to the ongoing construction and development businesses of the Predecessor, (iii) assumed asset management of certain of the properties acquired from the Predecessor, (iv) succeeded to the third party asset management business of the Predecessor, (v) succeeded to the projects under development by the Predecessor, (vi) received options to acquire nine parcels of developable land from the Predecessor and (vii) entered into a contribution agreement to acquire Liberty Apartments, a 197-unit multifamily property located in Newport News, Virginia, upon satisfaction of certain conditions and transferability restrictions including completion of the project’s construction by the Company. The Operating Partnership completed the acquisition of Liberty Apartments on January 17, 2014.

Because of the timing of the IPO and the Formation Transactions, the results of operations for the three months ended March 31, 2013 reflect those of the Predecessor. The financial condition as of March 31, 2014 and December 31, 2013 and the results of operations for the three months ended March 31, 2014 reflect those of the Company. References to “Armada Hoffler” in these notes to consolidated and combined financial statements signify the Company for the period after the completion of the IPO and the Formation Transactions on May 13, 2013 and the Predecessor for all prior periods.

2.	Summary of Significant Accounting Policies

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

The results of operations of the entities comprising the Predecessor have been combined because they were under common ownership by their individual partners, members and stockholders and under common control of Mr. Hoffler. All significant intercompany transactions and balances have been eliminated in combination.

In the opinion of management, the consolidated and combined financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

The accompanying consolidated and combined financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated and combined financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Significant Accounting Policies

The accompanying consolidated and combined financial statements were prepared on the basis of the accounting principles described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, among others.

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

Net operating income of Armada Hoffler’s reportable segments for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Office real estate
Rental revenues	$6,549	$6,486
Property expenses	2,131	1,946

Segment net operating income	4,418	4,540

Retail real estate
Rental revenues	5,770	5,005
Property expenses	1,825	1,680

Segment net operating income	3,945	3,325

Multifamily residential real estate
Rental revenues	2,874	1,907
Property expenses	1,363	815

Segment net operating income	1,511	1,092

General contracting and real estate services
Segment revenues	19,234	17,956
Segment expenses	17,985	17,458

Segment net operating income	1,249	498

Net operating income	$11,123	$9,455

General contracting and real estate services revenues for the three months ended March 31, 2014 and 2013 exclude revenue related to intercompany construction contracts of $18.7 million and $2.0 million, respectively. General contracting and real estate services expenses for the three months ended March 31, 2014 and 2013 exclude expenses related to intercompany construction contracts of $18.5 million and $2.0 million, respectively. General contracting and real estate services expenses for the three months ended March 31, 2014 includes noncash stock compensation of $0.1 million.

The following table reconciles net operating income to net income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net operating income	$11,123	$9,455
Depreciation and amortization	(3,969)	(3,159)
General and administrative expenses	(2,046)	(717)
Interest expense	(2,565)	(3,915)
Other income	112	267
Income tax provision	(149)	—

Net income	$2,506	$1,931

General and administrative expenses represent costs not directly associated with the operation and management of Armada Hoffler’s real estate properties and general contracting business. General and administrative expenses include office personnel salaries and benefits, bank fees, accounting fees, legal fees and other corporate office expenses. General and administrative expenses for the three months ended March 31, 2014 include noncash stock compensation of $0.2 million.

Rental revenues of Armada Hoffler’s reportable segments for the three months ended March 31, 2014 and 2013 comprised the following (in thousands):

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Minimum rents
Office	$6,152	$6,100
Retail	4,774	4,365
Multifamily	2,450	1,627
Percentage rents (1)
Office	45	104
Retail	91	24
Multifamily	35	42
Other (2)
Office	352	282
Retail	905	616
Multifamily	389	238

Rental revenues	$15,193	$13,398

(1)	Percentage rents are based on tenants’ sales.
(2)	Other rental revenue includes cost reimbursements for real estate taxes, property insurance and common area maintenance as well as termination fees.

Property expenses of Armada Hoffler’s reportable segments for the three months ended March 31, 2014 and 2013 comprised the following (in thousands):

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Rental expenses
Office	$1,587	$1,405
Retail	1,322	1,220
Multifamily	1,067	604

Total	3,976	3,229

Real estate taxes
Office	544	541
Retail	503	460
Multifamily	296	211

Total	1,343	1,212

Property expenses	$5,319	$4,441

Rental expenses represent costs directly associated with the operation and management of Armada Hoffler’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance and utilities.

4.	Real Estate Investments

The Company’s real estate investments comprised the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
	(Unaudited)
Land	$44,893	$41,313
Land improvements	12,895	12,562
Buildings and improvements	390,069	365,941
Construction in progress	64,960	43,160

	512,817	462,976

Accumulated depreciation	(108,706)	(105,228)

Net real estate investments	$404,111	$357,748

As discussed in Note 1, the Company completed the acquisition of Liberty Apartments on January 17, 2014. The fair value of the total consideration transferred at the acquisition date to acquire Liberty Apartments was $26.7 million, consisting of 695,652 common units of the Operating Partnership, $3.0 million in cash to affiliates of the Predecessor and the assumption of $17.0 million of debt. The fair value adjustment to the assumed debt of Liberty Apartments was a $1.5 million discount. The outstanding principal balance of the assumed debt of Liberty Apartments at the acquisition date was $18.5 million. An additional $2.4 million is available under the Liberty Apartments loan and will be used to fund current and future obligations of the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Liberty Apartments
(Unaudited)
Land	$3,580
Site improvements	280
Building and improvements	23,214
In-place leases	340
Indebtedness	(16,966)
Net working capital	(679)

Net assets acquired	$9,769

Liberty Apartments did not have any operations during the three months ended March 31, 2013. Rental revenues and net loss from Liberty Apartments for the period from the acquisition date to March 31, 2014 included in the consolidated statement of income was $0.1 million and $(0.5) million, respectively.

Subsequent to March 31, 2014

On April 16, 2014, the Company purchased $7.4 million of land in Williamsburg, Virginia for the development and construction of Lightfoot Marketplace.

On May 1, 2014, the Company purchased $0.3 million of land in Chesapeake, Virginia for the development and construction of a new administrative building for the Commonwealth of Virginia.

5.	Indebtedness

On January 17, 2014, the Company assumed $17.0 million of debt at fair value in connection with the acquisition of Liberty Apartments. The fair value adjustment to the assumed debt of Liberty Apartments was a $1.5 million discount. The outstanding principal balance of the assumed debt of Liberty Apartments at the acquisition date was $18.5 million. An additional $2.4 million is available under the Liberty Apartments loan and will be used to fund current and future obligations of the Company. The loan amortizes over 30 years, bears interest at 5.66% and matures on November 1, 2043.

On February 28, 2014, the Company closed on a $19.5 million loan to fund the development and construction of the Oceaneering International facility. The construction loan bears interest at LIBOR plus 1.75% and matures on February 28, 2018. As of March 31, 2014, the Company did not have any amounts outstanding on the construction loan.

During the three months ended March 31, 2014, the Operating Partnership borrowed an additional $10.0 million under the credit facility. As of March 31, 2014, the outstanding balance on the credit facility was $80.0 million.

During the three months ended March 31, 2014, the Company borrowed an additional $13.3 million under its existing construction loans to fund the construction of 4525 Main Street, Encore Apartments, Whetstone Apartments and Sandbridge Commons.

Subsequent to March 31, 2014

On April 14, 2014, the Operating Partnership borrowed an additional $8.0 million under the credit facility.

On April 22, 2014, the Operating Partnership amended the maximum leverage ratio covenant requirement in the credit facility to be 65% as of the last day of each fiscal quarter through maturity.

6.	Derivative Financial Instruments

On March 14, 2014, the Company executed a LIBOR interest rate cap agreement on a notional amount of $50.0 million and a strike price of 1.25% for a premium of $0.4 million. The interest rate cap agreement expires on March 1, 2017.

The Company’s derivatives comprised the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
		(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Pay fixed interest rate swaps	$700	$—	$(14)	$705	$—	$(16)
Interest rate caps	180,614	589	—	130,672	102	—

Total	$181,314	$589	$(14)	$131,377	$102	$(16)

The changes in the fair value of Armada Hoffler’s derivatives during the three months ended March 31, 2014 and 2013 comprised the following (in thousands):

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Pay fixed interest rate swaps	$2	$108
Interest rate caps	91	2

Other income	$93	$110

7.	Equity

Stockholders’ Equity

As of March 31, 2014 and December 31, 2013, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 19.3 million and 19.2 million shares of common stock issued and outstanding as of March 31, 2014 and December 31, 2013, respectively. No shares of preferred stock were issued and outstanding as of March 31, 2014 or December 31, 2013.

Noncontrolling Interests

As of March 31, 2014 and December 31, 2013, the Company held a 58.2% and 59.5% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent common units of the Operating Partnership not held by the Company.

On January 17, 2014, the Operating Partnership issued 695,652 common units as partial consideration for Liberty Apartments.

On March 31, 2014, the Operating Partnership issued 30,000 common units in exchange for all noncontrolling interests in Sandbridge Commons. The Company recognized the difference between the fair value of the common units issued and the adjustment to the carrying amount of the noncontrolling interests in Sandbridge Commons directly in equity as additional paid-in capital.

Common Stock Dividends and Common Unit Distributions

On January 9, 2014, the Company paid cash dividends of $3.1 million to common stockholders and cash distributions of $2.1 million to common unitholders.

On February 18, 2014, the Company’s Board of Directors declared a cash dividend/distribution of $0.16 per share/unit payable on April 10, 2014 to common stockholders and common unitholders of record on April 1, 2014.

Subsequent to March 31, 2014

On April 10, 2014, the Company paid cash dividends of $3.1 million to common stockholders and cash distributions of $2.2 million to common unitholders.

On May 9, 2014, the Company’s Board of Directors declared a cash dividend/distribution of $0.16 per share/unit payable on July 10, 2014 to common stockholders and common unitholders of record on July 1, 2014.

8.	Stock-Based Compensation

On March 3, 2014, the Company granted 99,289 shares of restricted stock to employees with a grant date fair value of $9.94 per share. Restricted stock awards vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company.

During the three months ended March 31, 2014, the Company recognized $0.6 million of stock-based compensation using the accelerated attribution method. As of March 31, 2014, there were 178,123 nonvested restricted shares outstanding; the total unrecognized compensation related to nonvested restricted shares was $1.1 million, which the Company expects to recognize over the next 23 months.

9.	Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs—quoted prices in active markets for identical assets or liabilities

Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs—unobservable inputs

Except as disclosed below, the carrying amounts of Armada Hoffler’s financial instruments approximate their fair value. Financial assets and liabilities whose fair values are measured on a recurring basis using Level 2 inputs consist of interest rate swap and cap agreements. Armada Hoffler measures the fair values of these assets and liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

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

The carrying amounts and fair values of our financial instruments, all of which are based on Level 2 inputs, as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Secured debt	$317,271	$321,709	$277,745	$273,310
Interest rate swap liabilities	14	14	16	16
Interest rate cap assets	589	589	102	102

10.	Related Party Transactions

Armada Hoffler provides general contracting and real estate services to certain related party entities that are not included in these consolidated and combined financial statements. Revenue from construction contracts with related party entities of Armada Hoffler was $2.3 million and $10.9 million for the three months ended March 31, 2014 and 2013, respectively. Operating margin from such contracts was $0.1 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. Real estate services fees from affiliated entities of Armada Hoffler were not significant for either the three months ended March 31, 2014 or 2013. In addition, affiliated entities also reimburse Armada Hoffler for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by Armada Hoffler from affiliated entities were not significant for either the three months ended March 31, 2014 or 2013.

11.	Commitments and Contingencies

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

Commitments

Armada Hoffler has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $194.6 million and $35.8 million as of March 31, 2014 and December 31, 2013, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of March 31, 2014 and December 31, 2013, the Operating Partnership had total outstanding letters of credit of $9.9 million and $3.0 million, respectively.

12.	Subsequent Events

As discussed in Note 4, the Company purchased $7.4 million of land in Williamsburg, Virginia on April 16, 2014 for the development and construction of Lightfoot Marketplace. The Company purchased $0.3 million of land in Chesapeake, Virginia on May 1, 2014 for the development and construction of a new administrative building for the Commonwealth of Virginia.

As discussed in Note 5, the Operating Partnership borrowed an additional $8.0 million under the credit facility on April 14, 2014 and amended the maximum leverage ratio covenant requirement in the credit facility on April 22, 2014.

As discussed in Note 7, the Company paid cash dividends of $3.1 million to common stockholders and $2.2 million to common unitholders on April 10, 2014. The Company’s Board of Directors declared a cash dividend/distribution of $0.16 per share/unit on May 9, 2014 to common stockholders and common unitholders of record on July 1, 2014.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. (successor to the entities described in Note 1) as of March 31, 2014, and the related condensed consolidated and combined statements of income and cash flows for the three-month periods ended March 31, 2014 and 2013 and the condensed consolidated statement of equity for the three-month period ended March 31, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armada Hoffler Properties, Inc. as of December 31, 2013, and the related consolidated and combined statements of income, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated and combined financial statements in our report dated March 31, 2014. In our opinion, the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Richmond, Virginia

May 15, 2014

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States. As of March 31, 2014, our portfolio comprised seven office properties, 15 retail properties and three multifamily properties located in Virginia and North Carolina. As of March 31, 2014, our office and retail operating property portfolios aggregated over 2.0 million net rentable square feet and our multifamily property portfolio comprised 823 apartment units.

We are a Maryland corporation formed on October 12, 2012 to acquire the entities in which Daniel A. Hoffler and his affiliates, certain of our other officers, directors and their affiliates and other third parties owned a direct or indirect interest (the “Formation Transactions”). We did not have any operating activity until the consummation of our initial public offering of our shares of common stock (the “IPO”) and the Formation Transactions on May 13, 2013. Upon completing our IPO and the Formation Transactions, we conduct our operations through Armada Hoffler, L.P. (our “Operating Partnership”), whose assets, liabilities and results of operations we consolidate.

Our “Predecessor” is not a single legal entity, but rather a combination of real estate and construction entities that were under common control by our Executive Chairman, Daniel A. Hoffler. These entities include: (i) controlling interests in entities that owned 7 office properties, 14 retail properties and 1 multifamily property, (ii) noncontrolling interests in entities that owned one retail and one multifamily property (Bermuda Crossroads and Smith’s Landing, respectively), (iii) the property development and asset management businesses of Armada Hoffler Holding Company, Inc. and (iv) the general commercial construction businesses of Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia.

The results of operations of the properties and entities acquired by us in connection with our IPO and the Formation Transactions are included in our results beginning on May 13, 2013. Accordingly, the results of operations for the three months ended March 31, 2013 reflect those of our Predecessor. The results of operations for the three months ended March 31, 2014 reflect those of our company.

First Quarter 2014 Highlights

•	Net income of $2.5 million, or $0.08 per share, for the three months ended March 31, 2014, compared to $1.9 million for the corresponding period in 2013.

•	Funds from operations (“FFO”) of $6.5 million, or $0.20 per share, for the three months ended March 31, 2014, compared to $5.1 million for the corresponding period in 2013. See “Non-GAAP Financial Measures.”

•	Occupancy increased to 94.5% as of March 31, 2014, compared to 94.4% as of December 31, 2013 and 93.8% as of March 31, 2013.

•	Completed the acquisition of Liberty Apartments on January 17, 2014.

•	Invested $20.3 million in new real estate development.

•	Executed $165.9 million of new construction contract work, including the Harbor Point project in Baltimore, Maryland.

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

As of the date of this Quarterly Report on Form 10-Q, we had the following eleven properties under development ($ in thousands):

Identified Development Pipeline						Schedule			AHH Ownership % (1)	Property Type	Anchor Tenants	% Leased
Office/Retail	Location	Estimated Square Footage (1)		Estimated Cost (1)	Cost Incurred through March 31, 2014	Start	Anchor Tenant Occupancy	Stabilized Operation
4525 Main Street (2)	Virginia Beach, VA	234,000	(3)	$50,000	$32,000	1Q13	3Q14	1Q16	100%	Office	Clark Nexsen, Development Authority of Virginia Beach, Anthropologie (3)	46%
Sandbridge Commons	Virginia Beach, VA	70,000		13,000	6,000	4Q13	1Q15	2Q16	100%	Retail	Harris Teeter	66%
Brooks Crossing	Newport News, VA	36,000		8,000	1,200	3Q14	3Q15	3Q15	65%	Office	Huntington Ingalls (4)	0%
Greentree Shopping Center (5)	Chesapeake, VA	18,000		6,000	3,000	4Q13	4Q14	3Q16	100%	Retail	Wawa	40%

		358,000		$77,000	$42,200

					Schedule
Multifamily	Location	Estimated Apartment Units (1)	Estimated Cost (1)	Cost Incurred through March 31, 2014	Start	Initial Occupancy	Complete (1)	Stabilized Operation	AHH Ownership %
Encore Apartments (2)	Virginia Beach, VA	286	$34,000	$17,000	1Q13	3Q14	4Q15	1Q16	100%
Whetstone Apartments	Durham, NC	203	28,000	13,000	2Q13	3Q14	3Q15	1Q16	100%
Liberty Apartments (6)	Newport News, VA	197	30,700	30,700	—	—	1Q14	3Q15	100%

		686	$92,700	$60,700

Next Generation Pipeline					Schedule
Office/Retail	Location	Estimated Square Footage (1)	Estimated Cost (1)	Cost Incurred through March 31, 2014	Start	Anchor Tenant Occupancy	Stabilized Operation	AHH Ownership % (1)		Property Type	Anchor Tenants	% Leased
Oceaneering	Chesapeake, VA	155,000	$26,000	$6,000	4Q13	1Q15	1Q15	100%		Office	Oceaneering	100%
Commonwealth of Virginia – Chesapeake	Chesapeake, VA	36,000	7,000	200	2Q14	1Q15	1Q15	100%		Office	Commonwealth of Virginia	100%
Commonwealth of Virginia – Virginia Beach	Virginia Beach, VA	11,000	3,000	—	2Q14	1Q15	1Q15	100%		Office	Commonwealth of Virginia	100%
Lightfoot Marketplace	Williamsburg, VA	88,000	24,000	500	3Q14	1Q16	2Q17	70	% (7)	Retail	Harris Teeter	60%

			$60,000	$6,700

		Total	$229,700	$109,600

(1)	Represents estimates that may change as the development process proceeds.
(2)	This property will be located in the Town Center of Virginia Beach.
(3)	Approximately 83,000 square feet is leased to Clark Nexsen, an architectural firm, approximately 23,000 square feet is leased to the City of Virginia Beach Development Authority and approximately 9,000 square feet is leased to Anthropologie.
(4)	The principal tenant lease has not been signed as of the date of this Quarterly Report on Form 10-Q.
(5)	The Company has completed the sale of a pad-ready site adjacent to Greentree Shopping Center to Walmart.
(6)	Reflects the purchase price of the acquisition that occurred in 1Q14.
(7)	The Company will earn a preferred return on equity prior to any distributions to minority partners.

Our execution on all of the projects identified in the preceding table and the Johns Hopkins project are subject to, among other factors, regulatory approvals, financing availability and suitable market conditions. During the three months ended March 31, 2014, we capitalized approximately $0.6 million of development-related compensation and overhead.

4525 Main Street is our most recent addition to the Town Center of Virginia Beach and is located across from The Cosmopolitan, One Columbus and Armada Hoffler Tower. This 15-story office tower is the future home of Clark Nexsen, an international architecture and engineering firm, which has agreed to lease approximately 83,000 square feet of office space. Additionally, the City of Virginia Beach Development Authority has agreed to lease approximately 23,000 square feet of office space. 4525 Main Street will also feature approximately 21,000 square feet of ground floor retail space that will be anchored by Anthropologie, which is expected to open in the fourth quarter of 2014.

Sandbridge Commons continues our long-standing relationship with Harris Teeter, which has agreed to anchor the shopping center. In addition to a 53,000 square foot Harris Teeter grocery store, Sandbridge Commons will include approximately 22,000 square feet of small shop retail space. The site includes two outparcels that we plan to either lease or sell.

Brooks Crossing is a new multi-phased commercial center designed to revitalize the east end of Newport News, Virginia. We are currently negotiating a lease with Huntington Ingalls Industries to be the principal tenant in the first phase of this project.

Greentree Shopping Center is a retail power center that will feature a Wawa convenience store and gas station adjacent to a new Walmart Neighborhood Market. We have a long-term ground lease with Wawa and have delivered to Walmart their pad-ready site.

Encore Apartments are also located in the Town Center of Virginia Beach and sit adjacent to 4525 Main Street. Encore Apartments will feature free covered parking, a private pool, concierge service, a business center and meeting space.

Whetstone Apartments are conveniently located near Duke University and are scheduled to open in time for the fall 2014 semester.

Liberty Apartments in Newport News, Virginia feature 197 apartment units and approximately 28,000 square feet of retail space. Liberty Apartments are located next to the Newport News Apprentice School of Shipbuilding, another one of our public/private partnership projects. As contemplated in our Formation Transactions, we completed our acquisition of Liberty Apartments on January 17, 2014.

Next Generation Pipeline

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

Commonwealth of Virginia Projects: In May 2014, we announced that we will develop two new administrative buildings for the Commonwealth of Virginia – one in Chesapeake and one in Virginia Beach – for a total of 47,000 square feet. The properties are 100% pre-leased to the Commonwealth of Virginia, which signed 12-year leases for both locations. We expect both projects to be completed by early 2015.

Lightfoot Marketplace will be a grocery-anchored shopping center in Williamsburg, Virginia. This multi-phased project is a redevelopment of the Williamsburg Outlet Mall. We expect to complete phase one of the project, consisting of approximately 88,000 square feet, in early 2016. Harris Teeter has signed a 20-year lease for approximately 53,000 square feet. Phase one of Lightfoot Marketplace will include an additional 35,000 square feet of shops and restaurants. We expect to begin construction of phase one in the third quarter of 2014. Phase two represents an opportunity for us to develop another 42,000 square feet in the future. As the majority partner in this joint venture, we are entitled to a preferred return on our equity prior to any potential distributions to minority partners.

Segment Results of Operations

As of March 31, 2014, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRSs”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. See Note 3 to Armada Hoffler Properties, Inc. and Predecessor’s condensed consolidated and combined financial statements for additional discussion of our segments.

We define same store properties as those properties that we owned and operated and that were stabilized for the entirety of both periods presented. Same store properties exclude those that were in lease-up during either of the periods presented. We generally consider a property to be in lease-up until the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Office Segment Data

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Rental revenues	$6,549	$6,486
NOI	$4,418	$4,540
Properties (1)	7	7
Square feet (1)	950,370	953,075
Occupancy (1)	95.4%	93.9%

(1)	As of the end of the periods presented.

Rental revenues for the three months ended March 31, 2014 increased $0.1 million while NOI for the three months ended March 31, 2014 decreased $0.1 million compared to the corresponding period in 2013. Increased utility costs due to the harsher winter more than offset increased occupancy and rental revenues at Two Columbus.

Office Same Store Results

Office same store rental revenues, property expenses and NOI for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013	Change
	($ in thousands)
Rental revenues	$6,549	$6,486	$63
Property expenses	2,131	1,946	185

Same Store NOI	$4,418	$4,540	$(122)
Non-Same Store NOI	—	—	—

Segment NOI	$4,418	$4,540	$(122)

Same store rental revenues for the three months ended March 31, 2014 increased $0.1 million while same store NOI for the three months ended March 31, 2014 decreased $0.1 million compared to the corresponding period in 2013. Increased utility costs due to the harsher winter more than offset increased occupancy and rental revenues at Two Columbus.

Retail Segment Data

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Rental revenues	$5,770	$5,005
NOI	$3,945	$3,325
Properties (1)	15	14
Square feet (1)	1,092,311	983,097
Occupancy (1)	93.4%	94.2%

(1)	As of the end of the periods presented.

Rental revenues for the three months ended March 31, 2014 increased $0.8 million compared to the corresponding period in 2013. NOI for the three months ended March 31, 2014 increased $0.6 million compared to the corresponding period in 2013. The increases in rental revenues and NOI resulted primarily from our consolidation of Bermuda Crossroads upon completion of our IPO and the Formation Transactions on May 13, 2013.

Retail Same Store Results

Retail same store rental revenues, property expenses and NOI for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013	Change
	($ in thousands)
Rental revenues (1)	$5,228	$5,005	$223
Property expenses (1)	1,687	1,680	7

Same Store NOI (1)	$3,541	$3,325	$216
Non-Same Store NOI	404	—	404

Segment NOI	$3,945	$3,325	$620

(1)	Excludes Bermuda Crossroads, which was an unconsolidated property prior to May 13, 2013.

Same store rental revenues for the three months ended March 31, 2014 increased $0.2 million compared to the corresponding period in 2013. Same store NOI for the three months ended March 31, 2014 increased $0.2 million compared to the corresponding period in 2013. The increases in same store rental revenues and NOI for the comparison periods resulted primarily from increased percentage rent at 249 Central Park Retail and increased occupancy at North Point Center.

Multifamily Segment Data

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Rental revenues	$2,874	$1,907
NOI	$1,511	$1,092
Properties (1)	3	1
Apartment units (1)(2)	626	342
Occupancy (1)(2)	94.2%	87.7%

(1)	As of the end of the periods presented.
(2)	Excludes the 197 units of Liberty Apartments, which was not stabilized as of March 31, 2014.

Rental revenues for the three months ended March 31, 2014 increased $1.0 million compared to the corresponding period in 2013. NOI for the three months ended March 31, 2014 increased $0.4 million compared to the corresponding period in 2013. The increases in rental revenues resulted from our consolidation of Smith’s Landing upon completion of our IPO and the Formation Transactions on May 13, 2013 and our acquisition of Liberty Apartments on January 17, 2014. Positive NOI from Smith’s Landing was partially offset by negative NOI from Liberty Apartments, which had not reached stabilization as of March 31, 2014.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013	Change
	($ in thousands)
Rental revenues (1)	$1,816	$1,907	$(91)
Property expenses (1)	831	815	16

Same Store NOI (1)	$985	$1,092	$(107)
Non-Same Store NOI	526	—	526

Segment NOI	$1,511	$1,092	$419

(1)	Excludes Smith’s Landing, which was an unconsolidated property prior to May 13, 2013, and Liberty Apartments, which we acquired on January 17, 2014.

Same store rental revenues and NOI for the three months ended March 31, 2014 decreased $0.1 million compared to the corresponding period in 2013. The decreases in same store rental revenues and NOI for the comparison period resulted from higher multifamily concessions at The Cosmopolitan, which more than offset increased retail occupancy.

General Contracting and Real Estate Services Segment Data

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Segment revenues	$19,234	$17,956
NOI	1,249	498
Operating margin	6.5%	2.8%

Segment revenues for the three months ended March 31, 2014 increased $1.3 million compared to the corresponding period in 2013. The increase in segment revenues resulted from higher volume and better operating margins on our construction contracts. NOI increased as we experienced better operating margins during 2014.

Backlog as of March 31, 2014 was $193.3 million compared to $65.8 million as of March 31, 2013. During the three months ended March 31, 2014, we executed $165.9 million of new contract or change order work. The changes in backlog for the three months ended March 31, 2014 were as follows:

Three months ended March 31, 2014
($ in thousands)
Beginning backlog	$46,385
New contracts/change orders	165,947
Work performed	(19,014)

Ending backlog	$193,318

During the three months ended March 31, 2014, we executed a $164.7 million contract for the construction of Harbor Point, a 900,000 square foot mixed-use tower in Baltimore, Maryland. The building will become headquarters to Exelon’s Constellation business unit. Exelon is the nation’s leading competitive energy provider. Construction is expected to start in the spring of 2014 with completion expected in the spring of 2016.

As of March 31, 2014, we had $18.5 million of backlog on the Hyatt Place Baltimore/Inner Harbor Hotel. We expect to complete construction in the fall of 2014.

Consolidated and Combined Results of Operations

Because of the timing of our IPO, the results of operations for the three months ended March 31, 2014 reflect those of the Company and the results of operations for the three months ended March 31, 2013 reflect those of our Predecessor.

The following table summarizes the results of operations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013	Change
	($ in thousands)
Revenues
Rental revenues	$15,193	$13,398	$1,795
General contracting and real estate services revenues	19,234	17,956	1,278

Total revenues	34,427	31,354	3,073
Expenses
Rental expenses	3,976	3,229	747
Real estate taxes	1,343	1,212	131
General contracting and real estate services expenses	17,985	17,458	527
Depreciation and amortization	3,969	3,159	810
General and administrative expenses	2,046	717	1,329

Total expenses	29,319	25,775	3,544

Operating income	5,108	5,579	(471)

Interest expense	(2,565)	(3,915)	1,350
Other income	112	267	(155)

Income before taxes	2,655	1,931	724
Income tax provision	(149)	—	(149)

Net income	$2,506	$1,931	$575

Rental Revenues. Rental revenues for the three months ended March 31, 2014 increased $1.8 million compared to the corresponding period in 2013, as follows:

	Three months ended March 31,
	2014	2013	Change
	($ in thousands)
Office	$6,549	$6,486	$63
Retail	5,770	5,005	765
Multifamily	2,874	1,907	967

	$15,193	$13,398	$1,795

Office rental revenues increased due to higher occupancy at Two Columbus. Retail rental revenues increased because of our consolidation of Bermuda Crossroads upon completion of our IPO and the Formation Transactions on May 13, 2013. Multifamily rental revenues increased because of our consolidation of Smith’s Landing upon completion of our IPO and the Formation Transactions on May 13, 2013 and our acquisition of Liberty Apartments on January 17, 2014.

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues for the three months ended March 31, 2014 increased $1.3 million compared to the corresponding period in 2013 because of higher construction volume and better operating margins on our construction contracts.

Rental Expenses. Rental expenses for the three months ended March 31, 2014 increased $0.7 million compared to the corresponding period in 2013, as follows:

	Three months ended March 31,
	2014	2013	Change
	($ in thousands)
Office	$1,587	$1,405	$182
Retail	1,322	1,220	102
Multifamily	1,067	604	463

	$3,976	$3,229	$747

Office rental expenses increased because of higher utility costs due to the harsher winter. Retail rental expenses increased because of our consolidation of Bermuda Crossroads upon completion of our IPO and the Formation Transactions on May 13, 2013. Multifamily rental expenses increased because of our consolidation of Smith’s Landing upon completion of our IPO and the Formation Transactions on May 13, 2013 and our acquisition of Liberty Apartments on January 17, 2014.

Real Estate Taxes. Real estate taxes for the three months ended March 31, 2014 increased $0.1 million compared to the corresponding period in 2013, as follows:

	Three months ended March 31,
	2014	2013	Change
	($ in thousands)
Office	$544	$541	$3
Retail	503	460	43
Multifamily	296	211	85

	$1,343	$1,212	$131

Office real estate taxes were relatively unchanged during the comparison period. Retail real estate taxes increased because of our consolidation of Bermuda Crossroads upon completion of our IPO and the Formation Transactions on May 13, 2013. Multifamily real estate taxes increased because of our consolidation of Smith’s Landing upon completion of our IPO and the Formation Transactions on May 13, 2013 and our acquisition of Liberty Apartments on January 17, 2014.

General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses for the three months ended March 31, 2014 increased $0.5 million compared to the corresponding period in 2013 because of higher volume on our construction contracts.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2014 increased $0.8 million compared to the corresponding period in 2013. The increase was primarily attributable to depreciation and amortization associated with Bermuda Crossroads, Smith’s Landing and Liberty Apartments.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2014 increased $1.3 million compared to the corresponding period in 2013. The increase resulted from regulatory and compliance costs incurred to operate as a public company.

Interest Expense. Interest expense for the three months ended March 31, 2014 decreased $1.4 million compared to the corresponding period in 2013 because we decreased the overall leverage on our stabilized portfolio. Total indebtedness on our stabilized portfolio as of March 31, 2014 and December 31, 2013 was $188.7 million and $189.4 million, respectively, compared to $331.4 million and $332.9 million as of March 31, 2013 and December 31, 2012, respectively.

Other Income. Other income for the three months ended March 31, 2014 decreased $0.2 million compared to the corresponding period in 2013. The decrease in other income for the comparison period resulted from our consolidation of Bermuda Crossroads and Smith’s Landing beginning on May 13, 2013. We previously accounted for our noncontrolling interests in both Bermuda Crossroads and Smith’s Landing under the equity method and presented our earnings from each within other income.

Income Taxes. Prior to the completion of our IPO on May 13, 2013, we made no provision for U.S. federal, state or local income taxes because the profits and losses of our Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts. Subsequent to the completion of our IPO, our TRSs through which we conduct our development and construction business are subject to federal, state and local corporate income taxes. The income tax provision recognized during the three months ended March 31, 2014 is attributable to the profits of our TRSs.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contracting expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction and borrowings available under our credit facility.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, general contracting expenses, property development and acquisitions, tenant improvements and capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We may also fund property development, acquisitions and capital improvements using our credit facility pending long-term financing.

As of March 31, 2014, we had unrestricted cash and cash equivalents of $13.4 million and restricted cash in escrow of $2.8 million available for both current liquidity needs as well as development activities. As of March 31, 2014, we had $65.1 million available under our credit facility to meet our short-term liquidity requirements.

Credit Facility

On May 13, 2013, we closed on a $100.0 million senior secured credit facility that includes an accordion feature that allows us to increase the borrowing capacity under the facility up to $250.0 million, subject to certain conditions. On October 10, 2013, we increased the borrowing capacity under the credit facility to $155.0 million pursuant to the accordion feature by adding six properties to the borrowing base collateral. As of March 31, 2014, the following ten properties collectively served as the borrowing base collateral for the credit facility: (i) Armada Hoffler Tower, (ii) Richmond Tower, (iii) One Columbus, (iv) Two Columbus, (v) Virginia Natural Gas, (vi) Sentara Williamsburg, (vii) a portion of North Point Center, (viii) Gainsborough Square, (ix) Parkway Marketplace and (x) Courthouse 7-Eleven.

The credit facility matures on May 13, 2016 and includes an optional one-year extension (assuming our compliance with applicable covenants and conditions) for a fee equal to 0.25% of the then applicable maximum amount of the credit facility.

The credit facility bears interest at LIBOR plus 1.60% to 2.20%, depending on our total leverage ratio. As of March 31, 2014, the interest rate on the credit facility was LIBOR plus 1.75%. In addition to interest owed under the credit facility, we are obligated to pay an annual fee based on the average unused portion of the credit facility. This fee is payable quarterly in arrears and is 0.25% of the amount of the unused portion of the credit facility if amounts borrowed are greater than 50% of the credit facility and 0.30% of the unused portion of the credit facility if amounts borrowed are less than 50% of the credit facility.

As of March 31, 2014, we had $80.0 million borrowed under the credit facility and had standby letters of credit issued under the credit facility totaling $9.9 million. As of March 31, 2014, we had $65.1 million of aggregate capacity available under the credit facility.

The credit facility requires us to comply with various financial covenants, including:

•	Maximum leverage ratio (as amended on April 22, 2014) of 65% as of the last day of each fiscal quarter through maturity;

•	Minimum fixed charge coverage ratio of 1.75x;

•	Minimum tangible net worth equal to at least the sum of 80% of tangible net worth on the closing date of the credit facility plus 75% of the net proceeds of any additional equity issuances;

•	Maximum amount of variable rate indebtedness not exceeding 30% of our total asset value; and

•	Maximum amount of secured recourse indebtedness of 35% of our total asset value.

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

We are currently in compliance with all covenants under the credit facility.

Consolidated Indebtedness

During the three months ended March 31, 2014, we:

•	Assumed $17.0 million of debt at fair value in connection with the acquisition of Liberty Apartments. The fair value adjustment to the assumed debt of Liberty Apartments was a $1.5 million discount. The outstanding principal balance of the assumed debt of Liberty Apartments at the acquisition date was $18.5 million. However, an additional $2.4 million is available and is expected to be used to fund current and future obligations. The loan amortizes over 30 years, bears interest at 5.66% and matures on November 1, 2043.

•	Closed on a $19.5 million loan to fund the development and construction of the Oceaneering International facility. The construction loan bears interest at LIBOR plus 1.75% and matures on February 28, 2018. As of March 31, 2014, we did not have any amounts outstanding on the construction loan.

•	Borrowed $10.0 million under our credit facility.

•	Borrowed $13.3 million under our construction loans to fund our construction of 4525 Main Street, Encore Apartments, Whetstone Apartments and Sandbridge Commons.

On April 14, 2014, we borrowed an additional $8.0 million under our credit facility.

The following table sets forth our consolidated indebtedness as of March 31, 2014 ($ in thousands):

	Amount Outstanding		Interest Rate (1)	Effective Rate for Variable-Rate Debt as of March 31, 2014		Maturity Date	Balance at Maturity
Oyster Point	$6,418		5.41%			December 1, 2015	$6,089
Broad Creek Shopping Center
Note 1	4,490		LIBOR+2.25	2.41%		October 31, 2018	4,223
Note 2	8,244		LIBOR+2.25	2.41%		October 31, 2018	7,752
Note 3	3,451		LIBOR+2.25	2.41%		October 31, 2018	3,246
Hanbury Village
Note 1	21,388		6.67			October 11, 2017	20,499
Note 2	4,142		LIBOR+2.25	2.41%		October 31, 2018	3,777
Harrisonburg Regal	3,797		6.06			June 8, 2017	3,165
North Point Center
Note 1	10,277		6.45			February 5, 2019	9,333
Note 2	2,817		7.25			September 15, 2025	1,344
Note 4	1,024		5.59			December 1, 2014	1,007
Note 5	700		LIBOR+2.00	3.57	% (2)	February 1, 2017	641
Tyre Neck Harris Teeter	2,471		LIBOR+2.25	2.41%		October 31, 2018	2,235
249 Central Park Retail	15,765		5.99			September 8, 2016	15,084
South Retail	6,955		5.99			September 8, 2016	6,655
Studio 56 Retail	2,672		3.75			May 7, 2015	2,592
Commerce Street Retail	5,597		LIBOR+2.25	2.41%		October 31, 2018	5,264
Fountain Plaza Retail	7,883		5.99			September 8, 2016	7,542
Dick’s at Town Center	8,292		LIBOR+2.75	2.91%		October 31, 2017	7,889
The Cosmopolitan	47,577		3.75			July 1, 2051	—
Smith’s Landing	24,714		LIBOR+2.15	2.31%		January 31, 2017	23,793

Stabilized Portfolio	$188,674						$132,130
Credit Facility	80,000		LIBOR+1.60-2.20	1.90%		May 13, 2016	80,000
4525 Main Street	17,483		LIBOR+1.95	2.11%		January 30, 2017	17,483
Encore Apartments	9,279		LIBOR+1.95	2.11%		January 30, 2017	9,279
Whetstone Apartments	1,425		LIBOR+1.90	2.06%		October 8, 2016	1,425
Sandbridge Commons	3,437		LIBOR+1.85	2.01%		January 17, 2018	3,437
Oceaneering	—		LIBOR+1.75	1.91%		February 28, 2018	—
Liberty Apartments	18,456	(3)	5.66			November 1, 2043	—

Total	$318,754						$243,754

Unamortized fair value adjustments	(1,483)

Indebtedness	$317,271

(1)	LIBOR rate is determined by individual lenders.
(2)	Subject to an interest rate swap lock.
(3)	Principal balance excluding fair value adjustments.

We currently are in compliance with all covenants on our outstanding indebtedness.

As of March 31, 2014, our outstanding indebtedness matures during the following years:

Year	Amount Due	Percentage of Total
	($ in thousands)

2014	$1,007	<1%
2015	8,681	4
2016	110,706	45
2017	82,749	34
2018 and thereafter	40,611	17

	$243,754	100%

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. Using an interest rate swap lock, we fixed our interest payments under North Point Center Note 5 at 3.57% through maturity on February 1, 2017.

As of March 31, 2014, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
May 31, 2012	May 29, 2015	1.09%	$9,068
September 1, 2013	March 1, 2016	3.50%	25,198
September 1, 2013	March 1, 2016	3.50%	37,848
September 1, 2013	March 1, 2016	1.50%	40,000
October 4, 2013	April 1, 2016	1.50%	18,500
March 14, 2014	March 1, 2017	1.25%	50,000

Total			$180,614

As of March 31, 2014, the notional amounts of our LIBOR interest rate cap agreements with strike rates below and above 1.50% were as follows ($ in thousands):

Strike Rate	Notional Amount
≤1.50%	$117,568
>1.50%	63,046

Total	$180,614

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of March 31, 2014, we had aggregate outstanding letters of credit totaling $9.9 million all of which expire during 2014. However, all of our standby letters of credit are expected to renew for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Three Months Ended March 31,
	2014	2013	Change
	($ in thousands)
Operating activities	$3,213	$4,287	$(1,074)
Investing activities	(25,898)	(3,182)	(22,716)
Financing activities	17,247	(6,404)	23,651

Net increase (decrease)	$(5,438)	$(5,299)	$(139)

Cash and cash equivalents, beginning of period	$18,882	$9,400
Cash and cash equivalents, end of period	$13,444	$4,101

Net cash from operating activities decreased $1.1 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease resulted primarily from cash outflows for property and construction liabilities. These decreases were partially offset by net income adjusted for noncash items, which increased $1.5 million during the three months ended March 31, 2014.

Net cash used in investing activities increased $22.7 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. During the three months ended March 31, 2014, we invested $20.3 million on new real estate development compared to $2.2 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, we invested $2.5 million in tenant and building improvements compared to $0.7 million during the three months ended March 31, 2013. On January 17, 2014, we paid $2.9 million of net cash in connection with the acquisition of Liberty Apartments.

Net cash from financing activities increased $23.7 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase resulted primarily from $23.3 million of borrowings under our credit facility and construction loans to fund our new real estate development.

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

The following table sets forth a reconciliation of FFO for the three months ended March 31, 2014 and 2013 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Net income	$2,506	$1,931
Depreciation and amortization	3,969	3,159
Real estate joint ventures, net	—	(7)

Funds from operations	$6,475	$5,083

Net income for the three months ended March 31, 2014 includes noncash stock compensation of $0.3 million. FFO for the three months ended March 31, 2014 includes $(0.3) million of FFO from non-stabilized development projects.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon current available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

At March 31, 2014, approximately $143.5 million, or 45%, of our debt had fixed interest rates and approximately $173.7 million, or 55%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.7 million per year. At March 31, 2014, LIBOR was approximately 16 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $0.3 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 17, 2014, we issued 695,652 common units of limited partnership interest in our Operating Partnership in connection with our acquisition of Liberty Apartments. On March 31, 2014, we issued 30,000 common units of limited partnership interest in our Operating Partnership in exchange for all noncontrolling interests in Sandbridge Commons. The issuance of common units in connection with our acquisition of Liberty Apartments and Sandbridge Commons was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2014, certain of our directors and employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 2013 Equity Incentive Plan (the “2013 Plan”). The following table summarizes all of these repurchases during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	—	—	N/A	N/A
February 1, 2014 through February 28, 2014	—	—	N/A	N/A
March 1, 2014 through March 31, 2014	8,337	$9.94	N/A	N/A

Total	8,337

(1)	The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2013 Plan. With respect to these shares, the price paid per share is based on the grant date fair value of the restricted stock awards.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: May 15, 2014	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1 *	Amendment No. 1, dated as of March 19, 2014, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013

10.2 *	First Amendment, dated as of April 22, 2014, to the Credit Agreement, dated as of May 13, 2013, among Armada Hoffler, L.P., as Borrower, Armada Hoffler Properties, Inc., as Parent, Bank of America, N.A., as Administrative Agent, Regions Bank, as Syndicate Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner, and various other lenders

15.1 *	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF ***	XBRL Definition Linkbase

*	Filed herewith
**	Furnished herewith
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.