Form 10-Q
period 2014-06-30
Armada Hoffler Properties, Inc.
filed 2014-08-05
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, the Registrant had 19,265,664 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I. Financial Information

Item 1.	Financial Statements

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(In Thousands, except par value and share data)

	JUNE 30, 2014	DECEMBER 31, 2013
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$436,450	$406,239
Held for development	8,592	—
Construction in progress	105,253	56,737

	550,295	462,976
Accumulated depreciation	(112,024)	(105,228)

Net real estate investments	438,271	357,748
Cash and cash equivalents	16,271	18,882
Restricted cash	3,224	2,160
Accounts receivable, net	19,517	18,272
Construction receivables, including retentions	12,730	12,633
Construction contract costs and estimated earnings in excess of billings	1,287	1,178
Other assets	24,815	24,409

Total Assets	$516,115	$435,282

LIABILITIES AND EQUITY
Indebtedness	$349,840	$277,745
Accounts payable and accrued liabilities	6,743	6,463
Construction payables, including retentions	34,631	28,139
Billings in excess of construction contract costs and estimated earnings	1,227	1,541
Other liabilities	16,474	15,873

Total Liabilities	408,915	329,761
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 19,265,919 and 19,163,413 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	193	192
Additional paid-in capital	1,650	1,247
Distributions in excess of earnings	(51,307)	(47,934)

Total stockholders’ deficit	(49,464)	(46,495)
Noncontrolling interests	156,664	152,016

Total Equity	107,200	105,521

Total Liabilities and Equity	$516,115	$435,282

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statements of Income

(In Thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Revenues
Rental revenues	$15,319	$14,231	$30,512	$27,629
General contracting and real estate services revenues	20,495	23,291	39,729	41,247

Total revenues	35,814	37,522	70,241	68,876

Expenses
Rental expenses	3,840	3,399	7,816	6,628
Real estate taxes	1,408	1,248	2,751	2,460
General contracting and real estate services expenses	19,354	22,503	37,339	39,961
Depreciation and amortization	4,057	4,020	8,026	7,179
General and administrative expenses	1,981	2,857	4,027	3,574
Impairment charges	—	533	—	533

Total expenses	30,640	34,560	59,959	60,335

Operating income	5,174	2,962	10,282	8,541
Interest expense	(2,678)	(3,289)	(5,243)	(7,204)
Loss on extinguishment of debt	—	(1,125)	—	(1,125)
Gain on acquisitions	—	9,460	—	9,460
Other (loss) income	(194)	185	(82)	452

Income before taxes	2,302	8,193	4,957	10,124
Income tax (provision) benefit	(29)	211	(178)	211

Net income	2,273	8,404	4,779	10,335
Net income attributable to Predecessor	—	(89)	—	(2,020)
Net income attributable to noncontrolling interests	(948)	(3,429)	(1,989)	(3,429)

Net income attributable to stockholders	$1,325	$4,886	$2,790	$4,886

Net income per share:
Basic and diluted	$0.07	$0.26	$0.15	$0.26

Weighted-average outstanding:
Common shares	19,250	18,605	19,222	18,605
Common units	13,785	13,059	13,709	13,059

Basic and diluted	33,035	31,664	32,931	31,664

Dividends declared per common share and unit	$0.16	$0.08	$0.32	$0.08

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statement of Equity

(In Thousands, except share data)

(Unaudited)

	Shares of common stock	Common stock	Additional paid- in capital	Distributions in excess of earnings	Total stockholders’ deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2014	19,163,413	$192	$1,247	$(47,934)	$(46,495)	$152,016	$105,521
Restricted stock award grants	124,777	1	(1)	—	—	—	—
Vesting of restricted stock awards	—	—	917	—	917	—	917
Minimum tax withholding	(21,376)	—	(212)	—	(212)	—	(212)
Restricted stock award forfeitures	(895)	—	—	—	—	—	—
Acquisitions	—	—	—	—	—	6,769	6,769
Exchange of owners’ equity for common units	—	—	(301)	—	(301)	301	—
Net income	—	—	—	2,790	2,790	1,989	4,779
Dividends and distributions declared	—	—	—	(6,163)	(6,163)	(4,411)	(10,574)

Balance, June 30, 2014	19,265,919	$193	$1,650	$(51,307)	$(49,464)	$156,664	$107,200

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statements of Cash Flows

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$4,779	$10,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	6,796	6,175
Amortization of deferred leasing costs and in-place lease intangibles	1,230	1,004
Accrued straight-line rental revenue	(850)	(541)
Amortization of lease incentives and above or below-market rents	317	383
Accrued straight-line ground rent expense	159	176
Bad debt expense	11	117
Noncash stock compensation	522	769
Impairment charges	—	533
Noncash interest expense	293	337
Noncash loss on extinguishment of debt	—	508
Gain on acquisitions	—	(9,460)
Change in the fair value of derivatives	169	(156)
Income from real estate joint ventures	—	(210)
Changes in operating assets and liabilities:
Property assets	(1,792)	6,269
Property liabilities	(1,056)	(1,636)
Construction assets	(206)	(6,716)
Construction liabilities	(1,375)	(1,037)

Net cash provided by operating activities	8,997	6,850

INVESTING ACTIVITIES
Development of real estate investments	(47,709)	(10,734)
Tenant and building improvements	(3,680)	(1,710)
Acquisitions of real estate investments, net of cash acquired	(2,895)	(2,106)
(Increase) decrease in restricted cash	(777)	274
Contributions to real estate joint ventures	—	(81)
Return of capital from real estate joint ventures	—	511
Deferred leasing costs	(874)	(244)
Leasing incentives	(63)	(243)

Net cash used for investing activities	(55,998)	(14,333)

FINANCING ACTIVITIES
Proceeds from sale of common stock	—	203,245
Offering costs	(243)	(5,662)
Formation Transactions	—	(47,221)
Debt issuances, credit facility and construction loan borrowings	56,687	42,700
Debt and credit facility payments, including principal amortization	(1,578)	(167,710)
Debt issuance costs	(35)	(1,823)
Predecessor distributions, net	—	(10,709)
Dividends and distributions	(10,441)	—

Net cash (used for) provided by financing activities	44,390	12,820

Net (decrease) increase in cash and cash equivalents	(2,611)	5,337
Cash and cash equivalents, beginning of period	18,882	9,400

Cash and cash equivalents, end of period	$16,271	$14,737

Supplemental cash flow information:
Cash paid for interest	$5,795	$7,491

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

As of June 30, 2014, the Company owned 24 stabilized properties, one unstabilized property and had 10 new properties under development. The Company generally considers a property to be stabilized when it reaches 80% occupancy or three years after acquisition or completion.

As of June 30, 2014, the Company’s stabilized operating property portfolio consisted of the following properties:

Name	Segment	Location
Armada Hoffler Tower	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia
Oyster Point	Office	Newport News, Virginia
Richmond Tower	Office	Richmond, Virginia
Sentara Williamsburg	Office	Williamsburg, Virginia
Two Columbus	Office	Virginia Beach, Virginia
Virginia Natural Gas	Office	Virginia Beach, Virginia
249 Central Park Retail	Retail	Virginia Beach, Virginia
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Commerce Street Retail	Retail	Virginia Beach, Virginia
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia
Gainsborough Square	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Point Center	Retail	Durham, North Carolina
Parkway Marketplace	Retail	Virginia Beach, Virginia
South Retail	Retail	Virginia Beach, Virginia
Studio 56 Retail	Retail	Virginia Beach, Virginia
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia

Liberty Apartments, a 197-unit multifamily property in Newport News, Virginia, had not reached stabilization as of June 30, 2014.

As of June 30, 2014, the Company had the following properties under development:

Name	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia
Brooks Crossing	Office	Newport News, Virginia
Oceaneering	Office	Chesapeake, Virginia
Commonwealth of Virginia – Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia – Virginia Beach	Office	Virginia Beach, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Sandbridge Commons	Retail	Virginia Beach, Virginia
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Encore Apartments	Multifamily	Virginia Beach, Virginia
Whetstone Apartments	Multifamily	Durham, North Carolina

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

Pursuant to the Formation Transactions, the Operating Partnership: (i) acquired 100% of the interests in the entities comprising the Predecessor, (ii) succeeded to the ongoing construction and development businesses of the Predecessor, (iii) assumed asset management of certain of the properties acquired from the Predecessor, (iv) succeeded to the third party asset management business of the Predecessor, (v) succeeded to the projects under development by the Predecessor, (vi) received options to acquire nine parcels of developable land from the Predecessor and (vii) entered into a contribution agreement to acquire Liberty Apartments upon satisfaction of certain conditions and transferability restrictions including completion of the project’s construction by the Company. The Operating Partnership completed the acquisition of Liberty Apartments on January 17, 2014.

Because of the timing of the IPO and the Formation Transactions, the results of operations for the three and six months ended June 30, 2013 reflect those of the Predecessor together with the Company. The financial condition as of June 30, 2014 and December 31, 2013 and the results of operations for the three and six months ended June 30, 2014 reflect only those of the Company. References to “Armada Hoffler” in these notes to consolidated and combined financial statements signify the Company for the period after the completion of the IPO and the Formation Transactions on May 13, 2013 and the Predecessor for all prior periods.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. While the new standard does not supersede the guidance on accounting for leases, it could change the way the Company recognizes revenue from construction and development contracts with third party customers. The new standard will be effective for the Company beginning on January 1, 2017. Early adoption is not permitted. Management is currently evaluating the potential impact of the new revenue recognition standard on the Company’s consolidated financial statements.

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

Net operating income of Armada Hoffler’s reportable segments for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Office real estate
Rental revenues	$6,519	$6,420	$13,068	$12,906
Property expenses	1,971	1,940	4,102	3,886

Segment net operating income	4,548	4,480	8,966	9,020

Retail real estate
Rental revenues	5,703	5,383	11,473	10,388
Property expenses	1,690	1,629	3,515	3,309

Segment net operating income	4,013	3,754	7,958	7,079

Multifamily residential real estate
Rental revenues	3,097	2,428	5,971	4,335
Property expenses	1,587	1,078	2,950	1,893

Segment net operating income	1,510	1,350	3,021	2,442

General contracting and real estate services
Segment revenues	20,495	23,291	39,729	41,247
Segment expenses	19,354	22,503	37,339	39,961

Segment net operating income	1,141	788	2,390	1,286

Net operating income	$11,212	$10,372	$22,335	$19,827

General contracting and real estate services revenues for the three and six months ended June 30, 2014 exclude revenue from intercompany construction contracts of $25.9 million and $44.6 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2014 exclude expenses for intercompany construction contracts of $25.5 million and $44.0 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2014 include noncash stock compensation of $0.1 million and $0.2 million, respectively.

General contracting and real estate services revenues for the three and six months ended June 30, 2013 exclude revenue from intercompany construction contracts of $3.7 million and $5.7 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2013 exclude expenses for intercompany construction contracts of $3.6 million and $5.6 million, respectively.

The following table reconciles net operating income to net income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net operating income	$11,212	$10,372	$22,335	$19,827
Depreciation and amortization	(4,057)	(4,020)	(8,026)	(7,179)
General and administrative expenses	(1,981)	(2,857)	(4,027)	(3,574)
Impairment charges	—	(533)	—	(533)
Interest expense	(2,678)	(3,289)	(5,243)	(7,204)
Loss on extinguishment of debt	—	(1,125)	—	(1,125)
Gain on acquisitions	—	9,460	—	9,460
Other (loss) income	(194)	185	(82)	452
Income tax (provision) benefit	(29)	211	(178)	211

Net income	$2,273	$8,404	$4,779	$10,335

General and administrative expenses represent costs not directly associated with the operation and management of Armada Hoffler’s real estate properties and general contracting business. General and administrative expenses include office personnel salaries and benefits, bank fees, accounting fees, legal fees and other corporate office expenses. General and administrative expenses for the three and six months ended June 30, 2014 include noncash stock compensation of $0.1 million and 0.3 million, respectively. General and administrative expenses for the three and six months ended June 30, 2013 each include noncash stock compensation of $0.8 million.

During the three and six months ended June 30, 2013, the Company recognized a $0.5 million impairment of unamortized leasing assets related to two vacated retail tenants.

During the three and six months ended June 30, 2013, the Company used proceeds from the IPO and the credit facility to repay $150.0 million of debt. The Company recognized a $1.1 million loss on extinguishment of debt representing $0.6 million of fees and $0.5 million of unamortized debt issuance costs.

Substantially concurrent with the completion of the IPO on May 13, 2013 and in connection with the Formation Transactions, the Operating Partnership acquired 100% of the interests in Bermuda Crossroads and Smith’s Landing. The acquisitions of controlling interests in Bermuda Crossroads and Smith’s Landing were accounted for as purchases at fair value under the acquisition method of accounting. Prior to the acquisition date, the Predecessor accounted for its noncontrolling interests in Bermuda Crossroads and Smith’s Landing as equity method investments. The Company recognized a $9.5 million gain on acquisitions as a result of remeasuring the Predecessor’s prior equity interests in Bermuda Crossroads and Smith’s Landing on the acquisition date.

Rental revenues of Armada Hoffler’s reportable segments for the three and six months ended June 30, 2014 and 2013 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Minimum rents
Office	$6,220	$6,105	$12,372	$12,205
Retail	4,819	4,609	9,593	8,974
Multifamily	2,643	2,063	5,093	3,690
Percentage rents(1)
Office	—	—	45	104
Retail	46	29	137	53
Multifamily	24	21	59	63
Other(2)
Office	299	315	651	597
Retail	838	745	1,743	1,361
Multifamily	430	344	819	582

Rental revenues	$15,319	$14,231	$30,512	$27,629

(1)	Percentage rents are based on tenants’ sales.
(2)	Other rental revenue includes cost reimbursements for real estate taxes, property insurance and common area maintenance as well as termination fees.

Property expenses of Armada Hoffler’s reportable segments for the three and six months ended June 30, 2014 and 2013 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Rental expenses
Office	$1,427	$1,400	$3,014	$2,805
Retail	1,187	1,143	2,509	2,363
Multifamily	1,226	856	2,293	1,460

Total	$3,840	$3,399	$7,816	$6,628

Real estate taxes
Office	$544	$540	$1,088	$1,081
Retail	503	486	1,006	946
Multifamily	361	222	657	433

Total	$1,408	$1,248	$2,751	$2,460

Property expenses	$5,248	$4,647	$10,567	$9,088

Rental expenses represent costs directly associated with the operation and management of Armada Hoffler’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance and utilities.

4.	Real Estate Investments

The Company’s real estate investments comprised the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Income producing property	Held for development	Construction in progress	Total
	(Unaudited)
Land	$31,316	$7,628	$13,867	$52,811
Land improvements	13,234	—	—	13,234
Buildings and improvements	391,900	—	—	391,900
Development and construction costs	—	964	91,386	92,350

Real estate investments	$436,450	$8,592	$105,253	$550,295

	December 31, 2013
	Income producing property	Held for development	Construction in progress	Total
Land	$27,736	$—	$13,577	$41,313
Land improvements	12,562	—	—	12,562
Buildings and improvements	365,941	—	—	365,941
Development and construction costs	—	—	43,160	43,160

Real estate investments	$406,239	$—	$56,737	$462,976

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

Liberty Apartments did not have any operations during the six months ended June 30, 2013. Rental revenues and net loss from Liberty Apartments for the period from the acquisition date to June 30, 2014 included in the consolidated statement of income was $0.3 million and $(1.2) million, respectively.

On April 16, 2014, the Company purchased land in Williamsburg, Virginia for $7.6 million for the development and construction of Lightfoot Marketplace.

On May 1, 2014, the Company purchased land in Chesapeake, Virginia for $0.3 million for the development and construction of a new administrative building for the Commonwealth of Virginia.

Subsequent to June 30, 2014

On August 1, 2014, the Company entered into an agreement to acquire Dimmock Square, a retail center located in Colonial Heights, Virginia, which would require the Company to utilize approximately $10 million of cash and issue approximately 990,000 common units of limited partnership interest in the Operating Partnership. The Company expects to complete the acquisition in 2014.

As of the date of this report, the Company has reached a preliminary agreement to sell the Virginia Natural Gas office property for approximately $8.9 million of cash. The Company expects to complete the disposition in 2014.

5.	Indebtedness

On January 17, 2014, the Company assumed $17.0 million of debt at fair value in connection with the acquisition of Liberty Apartments. The fair value adjustment to the assumed debt of Liberty Apartments was a $1.5 million discount. The outstanding principal balance of the assumed debt of Liberty Apartments at the acquisition date was $18.5 million. On June 13, 2014, the Company borrowed the remaining $2.4 million available under the Liberty Apartments loan. The loan amortizes over 30 years, bears interest at 5.66% and matures on November 1, 2043.

On February 28, 2014, the Company closed on a $19.5 million loan to fund the development and construction of the Oceaneering International facility. The construction loan bears interest at LIBOR plus 1.75% and matures on February 28, 2018. As of June 30, 2014, the Company had $3.4 million outstanding on the construction loan at an effective interest rate of 1.90%.

On April 22, 2014, the Operating Partnership amended the maximum leverage ratio covenant requirement in the credit facility to be 65% as of the last day of each fiscal quarter through maturity.

During the six months ended June 30, 2014, the Operating Partnership borrowed $18.0 million under the credit facility. As of June 30, 2014, the outstanding balance on the credit facility was $88.0 million.

During the six months ended June 30, 2014, the Company borrowed $32.9 million under its existing construction loans to fund the construction of 4525 Main Street, Encore Apartments, Whetstone Apartments and Sandbridge Commons.

Subsequent to June 30, 2014

On July 14, 2014, the Operating Partnership borrowed $5.0 million under the credit facility.

6.	Derivative Financial Instruments

On March 14, 2014, the Company executed a LIBOR interest rate cap agreement on a notional amount of $50.0 million and a strike price of 1.25% for a premium of $0.4 million. The interest rate cap agreement expires on March 1, 2017.

The Company’s derivatives comprised the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Pay fixed interest rate swaps	$695	$—	$(15)	$705	$—	$(16)
Interest rate caps	180,554	328	—	130,672	102	—

Total	$181,249	$328	$(15)	$131,377	$102	$(16)

The changes in the fair value of Armada Hoffler’s derivatives during the three and six months ended June 30, 2014 and 2013 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Pay fixed interest rate swaps	$(1)	$44	$1	$152
Interest rate caps	(261)	2	(170)	4

Other (loss) income	$(262)	$46	$(169)	$156

7.	Equity

Stockholders’ Equity

As of June 30, 2014 and December 31, 2013, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 19.3 million and 19.2 million shares of common stock issued and outstanding as of June 30, 2014 and December 31, 2013, respectively. No shares of preferred stock were issued and outstanding as of June 30, 2014 or December 31, 2013.

Noncontrolling Interests

As of June 30, 2014 and December 31, 2013, the Company held a 58.3% and 59.5% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent common units of the Operating Partnership not held by the Company.

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

Subsequent to June 30, 2014

On July 10, 2014, the Company paid cash dividends of $3.1 million to common stockholders and cash distributions of $2.2 million to common unitholders.

On August 4, 2014, the Company’s Board of Directors declared a cash dividend/distribution of $0.16 per share/unit payable on October 9, 2014 to common stockholders and common unitholders of record on October 1, 2014.

8.	Stock-Based Compensation

On March 3, 2014, the Company granted 99,289 shares of restricted stock to employees with a grant date fair value of $9.94 per share. These restricted stock awards to employees vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company.

During the three months ended June 30, 2014, the Company granted 25,488 shares of restricted stock to directors with a weighted average grant date fair value of $9.62 per share. These restricted stock awards to directors vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During the three and six months ended June 30, 2014, the Company recognized $0.3 million and $0.9 million of stock-based compensation using the accelerated attribution method. As of June 30, 2014, there were 144,044 nonvested restricted shares outstanding; the total unrecognized compensation related to nonvested restricted shares was $1.0 million, which the Company expects to recognize over the next 20 months.

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

The carrying amounts and fair values of our financial instruments, all of which are based on Level 2 inputs, as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Secured debt	$349,840	$354,929	$277,745	$273,310
Interest rate swap liabilities	15	15	16	16
Interest rate cap assets	328	328	102	102

10.	Related Party Transactions

Armada Hoffler provides general contracting and real estate services to certain related party entities that are not included in these consolidated and combined financial statements. Revenue from construction contracts with related party entities of Armada Hoffler was $1.6 million and $3.9 million for the three and six months ended June 30, 2014, respectively. Fees from such contracts were $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively. Revenue from construction contracts with related party entities of Armada Hoffler was $14.2 million and $25.1 million for the three and six months ended June 30, 2013, respectively. Fees from such contracts were $0.5 million and $0.8 million for the three and six months ended June 30, 2013, respectively. Real estate services fees from affiliated entities of Armada Hoffler were not significant for either the three or six months ended June 30, 2014 or 2013. Affiliated entities also reimburse Armada Hoffler for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by Armada Hoffler from affiliated entities were not significant for either the three or six months ended June 30, 2014 or 2013.

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

Commitments

Armada Hoffler has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $193.1 million and $35.8 million as of June 30, 2014 and December 31, 2013, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of June 30, 2014 and December 31, 2013, the Operating Partnership had total outstanding letters of credit of $11.0 million and $3.0 million, respectively.

12.	Subsequent Events

As discussed in Note 4, the Company entered into an agreement to acquire Dimmock Square, a retail center located in Colonial Heights, Virginia on August 1, 2014. As of the date of this report, the Company has reached a preliminary agreement to sell the Virginia Natural Gas office property, which the Company expects to complete in 2014.

As discussed in Note 5, the Operating Partnership borrowed $5.0 million under the credit facility on July 14, 2014.

As discussed in Note 7, the Company paid cash dividends of $3.1 million to common stockholders and $2.2 million to common unitholders on July 10, 2014. The Company’s Board of Directors declared a cash dividend/distribution of $0.16 per share/unit on August 4, 2014 to common stockholders and common unitholders of record on October 1, 2014.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. (successor to the entities described in Note 1) as of June 30, 2014, and the related condensed consolidated and combined statements of income for the three and six-month periods ended June 30, 2014 and 2013, the condensed consolidated and combined statements of cash flows for the six-month periods ended June 30, 2014 and 2013 and the condensed consolidated statement of equity for the six-month period ended June 30, 2014. These financial statements are the responsibility of the Company’s management.

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

August 5, 2014

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

We generally consider a property to be stabilized when it reaches 80% occupancy or three years after acquisition or completion. As of June 30, 2014, our stabilized operating property portfolio comprised seven office properties and 15 retail properties aggregating over 2.0 million net rentable square feet as well as two multifamily properties aggregating 626 apartment units. In addition to our stabilized operating property portfolio, we had five office properties and three retail properties aggregating over 0.6 million net rentable square feet as well as three multifamily properties aggregating 686 apartment units that were under development or had not yet reached stabilization as of June 30, 2014.

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

The results of operations of the properties and entities acquired by us in connection with our IPO and the Formation Transactions are included in our results beginning on May 13, 2013. Accordingly, the results of operations for the three and six months ended June 30, 2013 reflect those of our Predecessor together with our company. The results of operations for the three and six months ended June 30, 2014 reflect those of our company.

Second Quarter 2014 Highlights

•	Net income of $2.3 million, or $0.07 per share, for the three months ended June 30, 2014, compared to $(1.1) million for the corresponding period in 2013, excluding noncash gains on acquisitions of $9.5 million.

•	Funds from operations (“FFO”) of $6.3 million, or $0.19 per share, for the three months ended June 30, 2014, compared to $2.9 million for the corresponding period in 2013. See “Non-GAAP Financial Measures.”

•	Stabilized occupancy by segment as of June 30, 2014 compared to June 30, 2013:

•	Office occupancy up to 95.3% compared to 93.4%

•	Retail occupancy at 93.5% compared to 94.6%

•	Multifamily occupancy up to 94.9% compared to 91.2%

•	Maintained stabilized operating property portfolio occupancy at 94.6% as of June 30, 2014 compared to 94.5% as of March 31, 2014 and 94.4% as of December 31, 2013.

•	Increased net operating income across all segments compared to the second quarter of 2013.

•	Increased same store net operating income across all segments compared to the second quarter of 2013.

•	Generated $5.8 million of cash flows from operations.

•	Invested $27.4 million in new real estate development.

•	Third party construction backlog of $179.0 million as of June 30, 2014.

Development Pipeline

In addition to the projects in our development pipeline, we have been selected by Johns Hopkins University to join in the redevelopment of a 1.12 acre property adjacent to the university’s Homewood campus in Baltimore, Maryland. This mixed-use development will include student housing, retail space, restaurants and parking. The goal of the completed project will be to complement the Homewood campus and nearby Charles Village neighborhood and provide a catalyst for future development in the area. The Johns Hopkins project continues to progress, with the program now defined and strong interest from retailers for the ground floor commercial space.

As of the date of this Quarterly Report on Form 10-Q, we had the following eleven properties under development ($ in thousands):

Identified Development Pipeline						Schedule			AHH Ownership % (1)	Property Type	Anchor Tenants	% Leased
Office/Retail	Location	Estimated Square Footage (1)		Estimated Cost (1)	Cost Incurred through June 30, 2014	Start	Anchor Tenant Occupancy	Stabilized Operation
4525 Main Street (2)	Virginia Beach, VA	239,000	(3)	$50,000	$38,000	1Q13	3Q14	1Q16	100%	Office	Clark Nexsen, Development Authority of Virginia Beach, Anthropologie (3)	56%
Sandbridge Commons	Virginia Beach, VA	70,000		13,000	8,000	4Q13	1Q15	2Q16	100%	Retail	Harris Teeter	66%
Brooks Crossing	Newport News, VA	36,000		8,000	1,200	4Q14	3Q15	3Q15	65%	Office	Huntington Ingalls (4)	0%
Greentree Shopping Center (5)	Chesapeake, VA	18,000		6,000	4,000	4Q13	4Q14	3Q16	100%	Retail	Wawa (6)	40%

		363,000		$77,000	$51,200

					Schedule
Multifamily	Location	Estimated Apartment Units (1)	Estimated Cost (1)	Cost Incurred through June 30, 2014	Start	Initial Occupancy	Complete (1)	Stabilized Operation	AHH Ownership %
Encore Apartments (2)	Virginia Beach, VA	286	$34,000	$22,000	1Q13	3Q14	4Q15	1Q16	100%
Whetstone Apartments	Durham, NC	203	28,000	20,000	2Q13	3Q14	3Q15	1Q16	100%
Liberty Apartments (7)	Newport News, VA	197	30,700	30,700	—	—	1Q14	3Q15	100%

		686	$92,700	$72,700

Next Generation Pipeline					Schedule
Office/Retail	Location	Estimated Square Footage (1)	Estimated Cost (1)	Cost Incurred through June 30, 2014	Start	Anchor Tenant Occupancy	Stabilized Operation	AHH Ownership % (1)		Property Type	Anchor Tenants	% Leased
Oceaneering	Chesapeake, VA	155,000	$26,000	$10,000	4Q13	1Q15	1Q15	100%		Office	Oceaneering	100%
Commonwealth of Virginia – Chesapeake	Chesapeake, VA	36,000	7,000	2,000	2Q14	1Q15	1Q15	100%		Office	Commonwealth of Virginia	100%
Commonwealth of Virginia – Virginia Beach	Virginia Beach, VA	11,000	3,000	1,000	2Q14	1Q15	1Q15	100%		Office	Commonwealth of Virginia	100%
Lightfoot Marketplace	Williamsburg, VA	88,000	24,000	9,000	3Q14	1Q16	2Q17	70	%(8)	Retail	Harris Teeter	60%

			$60,000	$22,000

Total			$229,700	$145,900

(1)	Represents estimates that may change as the development process proceeds.
(2)	Located in the Town Center of Virginia Beach.
(3)	Approximately 83,000 square feet is leased to Clark Nexsen, an architectural firm, approximately 23,000 square feet is leased to the City of Virginia Beach Development Authority and approximately 9,000 square feet is leased to Anthropologie.
(4)	The principal tenant lease has not been signed as of the date of this Quarterly Report on Form 10-Q.
(5)	We have completed the sale of a pad-ready site adjacent to Greentree Shopping Center to Walmart.
(6)	We have a long-term ground lease with Wawa and delivered their pad in the second quarter or 2014.
(7)	Reflects the purchase price of the acquisition that occurred in the first quarter of 2014.
(8)	We are entitled to a preferred return on equity prior to any distributions to minority partners.

Our execution on all of the projects identified in the preceding table and the Johns Hopkins project are subject to, among other factors, regulatory approvals, financing availability and suitable market conditions. During the three and six months ended June 30, 2014, we capitalized development-related compensation and overhead of approximately $0.6 million and $1.2 million, respectively.

4525 Main Street is our most recent addition to the Town Center of Virginia Beach and is located across from The Cosmopolitan, One Columbus and Armada Hoffler Tower. This 15-story office tower is anchored by Clark Nexsen, an international architecture and engineering firm, to whom we delivered approximately 83,000 square feet of office space on schedule in July 2014. Additionally, we delivered to the City of Virginia Beach Development Authority approximately 23,000 square feet of office space on schedule in June 2014. 4525 Main Street will also feature approximately 26,000 square feet of ground floor retail space that will be anchored by Anthropologie, which is expected to open in the fourth quarter of 2014. All of the remaining retail space is now under lease by West Elm and Tupelo Honey Cafe.

Sandbridge Commons continues our long-standing relationship with Harris Teeter, which has agreed to anchor the shopping center. In addition to a 53,000 square foot Harris Teeter grocery store, Sandbridge Commons will include approximately 22,000 square feet of small shop retail space. The site includes two outparcels that we plan to either lease or sell.

Brooks Crossing is a new multi-phased commercial center designed to revitalize the east end of Newport News, Virginia. We are currently in negotiations with the City of Newport News and Huntington Ingalls Industries regarding the first phase of this project.

Greentree Shopping Center is a retail power center that will feature a Wawa convenience store and gas station adjacent to a new Walmart Neighborhood Market. We delivered to Walmart their pad-ready site on schedule in the first quarter of 2014. We have a long-term ground lease with Wawa and delivered their pad on schedule in May 2014.

Encore Apartments are also located in the Town Center of Virginia Beach and sit adjacent to 4525 Main Street. Encore Apartments will feature free covered parking, a private pool, concierge service, a business center and meeting space. We anticipate delivering the first units at Encore Apartments in the third quarter of 2014.

Whetstone Apartments are conveniently located near Duke University. We expect to deliver the initial units in the third quarter of 2014.

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

Lightfoot Marketplace will be a grocery-anchored shopping center in Williamsburg, Virginia. This multi-phased project is a redevelopment of the Williamsburg Outlet Mall. Demolition of the existing structure began in July 2014. We expect to complete phase one of the project, consisting of approximately 88,000 square feet, in early 2016. Harris Teeter has signed a 20-year lease for approximately 53,000 square feet. Phase one of Lightfoot Marketplace will include an additional 35,000 square feet of shops and restaurants. Phase two represents an opportunity for us to develop another 42,000 square feet in the future. As the majority partner in this joint venture, we are entitled to a preferred return on our equity prior to any potential distributions to minority partners.

Acquisitions and Dispositions

On August 1, 2014, we entered into an agreement to acquire Dimmock Square, a retail center located in Colonial Heights, Virginia, which would require us to utilize approximately $10 million of cash and issue approximately 990,000 common units of limited partnership interest in the Operating Partnership. We expect to complete the acquisition in 2014.

As of the date of this report, we have reached a preliminary agreement to sell the Virginia Natural Gas office property for approximately $8.9 million of cash. We expect to complete the disposition in 2014.

Segment Results of Operations

As of June 30, 2014, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRSs”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. See Note 3 to Armada Hoffler Properties, Inc. and Predecessor’s condensed consolidated and combined financial statements for additional discussion of our segments.

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

Office Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Rental revenues	$6,519	$6,420	$13,068	$12,906
NOI	$4,548	$4,480	$8,966	$9,020
Properties (1)	7	7	7	7
Square feet (1)	950,246	954,458	950,246	954,458
Occupancy (1)	95.3%	93.4%	95.3%	93.4%

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the three and six months ended June 30, 2014 increased $0.1 million and $0.2 million, respectively, compared to the corresponding periods in 2013 because of higher occupancy at Two Columbus. In June 2014, we also delivered the first space in our new 4525 Main Street office tower – approximately 23,000 square feet to the City of Virginia Beach Development Authority.

NOI for the three months ended June 30, 2014 increased $0.1 million compared to the corresponding period in 2013 because of higher occupancy at Two Columbus and the initial occupancy of 4525 Main Street. NOI for the six months ended June 30, 2014 decreased slightly compared to the corresponding period in 2013 because of higher asset management costs due to increased headcount.

Office Same Store Results

Office same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,			Six months ended June 30,
	2014 (1)	2013	Change	2014 (1)	2013	Change
	($ in thousands)
Rental revenues	$6,473	$6,420	$53	$13,022	$12,906	$116
Property expenses	1,971	1,940	31	4,102	3,886	216

Same store NOI	$4,502	$4,480	$22	$8,920	$9,020	$(100)
Non-same store NOI	46	—	46	46	—	46

Segment NOI	$4,548	$4,480	$68	$8,966	$9,020	$(54)

(1)	Same store excludes 4525 Main Street, which had not yet reached stabilization as of June 30, 2014.

Same store rental revenues for the three months ended June 30, 2014 increased slightly compared to the corresponding period in 2013. Same store rental revenues for the six months ended June 30, 2014 increased $0.1 million compared to the corresponding period in 2013. The increases in same store rental revenues for the comparison periods resulted from higher occupancy at Two Columbus.

Same store NOI for the three months ended June 30, 2014 increased slightly compared to the corresponding period in 2013 because of higher occupancy at Two Columbus. Same store NOI for the six months ended June 30, 2014 decreased $0.1 million compared to the corresponding period in 2013 because of higher asset management costs due to headcount.

Retail Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Rental revenues	$5,703	$5,383	$11,473	$10,388
NOI	$4,013	$3,754	$7,958	$7,079
Properties (1)	15	15	15	15
Square feet (1)	1,092,311	1,094,663	1,092,311	1,094,663
Occupancy (1)	93.5%	94.6%	93.5%	94.6%

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the three and six months ended June 30, 2014 increased $0.3 million and $1.1 million, respectively, compared to the corresponding periods in 2013. NOI for the three and six months ended June 30, 2014 increased $0.3 million and $0.9 million, respectively, compared to the corresponding periods in 2013. The increases in rental revenues and NOI resulted primarily from our consolidation of Bermuda Crossroads upon completion of our IPO and Formation Transactions on May 13, 2013.

Retail Same Store Results

Retail same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,			Six months ended June 30,
	2014 (1)(2)	2013 (1)	Change	2014 (1)(2)	2013 (1)	Change
	($ in thousands)
Rental revenues	$5,163	$5,131	$32	$10,391	$10,137	$254
Property expenses	1,588	1,574	14	3,275	3,255	20

Same store NOI	$3,575	$3,557	$18	$7,116	$6,882	$234
Non-same store NOI	438	197	241	842	197	645

Segment NOI	$4,013	$3,754	$259	$7,958	$7,079	$879

(1)	Same store excludes Bermuda Crossroads, which was an unconsolidated property prior to May 13, 2013.
(2)	Same store excludes Greentree Shopping Center, which had not reached stabilization as of June 30, 2014.

Same store rental revenues and NOI for the three months ended June 30, 2014 were relatively unchanged compared to the corresponding period in 2013.

Same store rental revenues and NOI for the six months ended June 30, 2014 increased $0.3 million and $0.2 million, respectively, compared to the corresponding periods in 2013. The increases in same store rental revenues and NOI resulted primarily from increased percentage rent at 249 Central Park Retail and increased occupancy at North Point Center.

Multifamily Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Rental revenues	$3,097	$2,428	$5,971	$4,335
NOI	$1,510	$1,350	$3,021	$2,442
Properties (1)	2	2	2	2
Apartment units (1)	626	626	626	626
Occupancy (1)	94.9%	91.2%	94.9%	91.2%

(1)	Stabilized properties of the end of the periods presented.

Rental revenues for the three and six months ended June 30, 2014 increased $0.7 million and $1.7 million, respectively, compared to the corresponding periods in 2013. The increases in rental revenues resulted from our consolidation of Smith’s Landing upon completion of our IPO and the Formation Transactions on May 13, 2013 and our acquisition of Liberty Apartments on January 17, 2014.

NOI for the three and six months ended June 30, 2014 increased $0.2 million and $0.6 million, respectively, compared to the corresponding periods in 2013. Positive NOI from Smith’s Landing was partially offset by negative NOI from Liberty Apartments, which had not reached stabilization as of June 30, 2014.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,			Six months ended June 30,
	2014 (1)(2)	2013 (1)	Change	2014 (1)(2)	2013 (1)	Change
	($ in thousands)
Rental revenues	$1,920	$1,903	$17	$3,736	$3,810	$(74)
Property expenses	870	875	(5)	1,701	1,690	11

Same store NOI	$1,050	$1,028	$22	$2,035	$2,120	$(85)
Non-same store NOI	460	322	138	986	322	664

Segment NOI	$1,510	$1,350	$160	$3,021	$2,442	$579

(1)	Same store excludes Smith’s Landing, which was an unconsolidated property prior to May 13, 2013.
(2)	Same store excludes Liberty Apartments, which we acquired on January 17, 2014 and had not reached stabilization as of June 30, 2014.

Same store rental revenues and NOI for the three months ended June 30, 2014 increased slightly compared to the corresponding period in 2013 because of higher multifamily and retail occupancy at The Cosmopolitan.

Same store rental revenues and NOI for the six months ended June 30, 2014 each decreased $0.1 million compared to the corresponding period in 2013 because of higher multifamily concessions at The Cosmopolitan.

General Contracting and Real Estate Services Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Segment revenues	$20,495	$23,291	$39,729	$41,247
NOI	1,141	788	2,390	1,286
Operating margin	5.6%	3.4%	6.0%	3.1%

Segment revenues for the three and six months ended June 30, 2014 decreased $2.8 million and $1.5 million, respectively, compared to the corresponding periods in 2013. The decrease in segment revenues resulted from lower volume on our construction contracts. However, NOI for the three and six months ended June 30, 2014 increased $0.4 million and $1.1 million, respectively, compared to the corresponding periods in 2013 as we continue to experience better operating margins on our construction contracts during 2014.

Backlog as of June 30, 2014 was $179.0 million compared to $58.2 million as of June 30, 2013. We executed $6.0 million and $172.0 million of new contract or change order work during the three and six months ended June 30, 2014, respectively. The changes in backlog for the three and six months ended June 30, 2014 were as follows:

	Three months ended June 30, 2014	Six months ended June 30, 2014
	($ in thousands)
Beginning backlog	$193,318	$46,385
New contracts/change orders	6,034	171,981
Work performed	(20,365)	(39,379)

Ending backlog	$178,987	$178,987

During the three months ended June 30, 2014, we executed a $4.5 million contract to build the new Harris Teeter grocery store at Sandbridge Commons in Virginia Beach, Virginia. Construction began in June 2014 with expected completion in February 2015.

During the six months ended June 30, 2014, we executed a $164.7 million contract for the construction of Harbor Point, a 900,000 square foot mixed-use tower in Baltimore, Maryland. The building will become headquarters to Exelon’s Constellation business unit. Exelon is the nation’s leading competitive energy provider. Construction began in the spring of 2014 with completion expected in the spring of 2016. As of June 30, 2014, we had $158.4 million of backlog on the Harbor Point project.

Consolidated and Combined Results of Operations

Because of the timing of our IPO, the results of operations for the three and six months ended June 30, 2014 reflect those of the Company while the results of operations for the three and six months ended June 30, 2013 reflect those of our Predecessor together with the Company.

The following table summarizes the results of operations for the three and six months ended June 30, 2014 and 2013:

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)
Revenues
Rental revenues	$15,319	$14,231	$1,088	$30,512	$27,629	$2,883
General contracting and real estate services revenues	20,495	23,291	(2,796)	39,729	41,247	(1,518)

Total revenues	35,814	37,522	(1,708)	70,241	68,876	1,365
Expenses
Rental expenses	3,840	3,399	441	7,816	6,628	1,188
Real estate taxes	1,408	1,248	160	2,751	2,460	291
General contracting and real estate services expenses	19,354	22,503	(3,149)	37,339	39,961	(2,622)
Depreciation and amortization	4,057	4,020	37	8,026	7,179	847
General and administrative expenses	1,981	2,857	(876)	4,027	3,574	453
Impairment charges	—	533	(533)	—	533	(533)

Total expenses	30,640	34,560	(3,920)	59,959	60,335	(376)

Operating income	5,174	2,962	2,212	10,282	8,541	1,741

Interest expense	(2,678)	(3,289)	611	(5,243)	(7,204)	1,961
Loss on extinguishment of debt	—	(1,125)	1,125	—	(1,125)	1,125
Gain on acquisitions	—	9,460	(9,460)	—	9,460	(9,460)
Other (loss) income	(194)	185	(379)	(82)	452	(534)

Income before taxes	2,302	8,193	(5,891)	4,957	10,124	(5,167)
Income tax (provision) benefit	(29)	211	(240)	(178)	211	(389)

Net income	$2,273	$8,404	$(6,131)	$4,779	$10,335	$(5,556)

Rental Revenues. Rental revenues for the three and six months ended June 30, 2014 increased $1.1 million and $2.9 million, respectively, compared to the corresponding periods in 2013, as follows:

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)
Office	$6,519	$6,420	$99	$13,068	$12,906	$162
Retail	5,703	5,383	320	11,473	10,388	1,085
Multifamily	3,097	2,428	669	5,971	4,335	1,636

	$15,319	$14,231	$1,088	$30,512	$27,629	$2,883

Office rental revenues for the three and six months ended June 30, 2014 increased compared to the corresponding periods in 2013 because of higher occupancy at Two Columbus and the initial occupancy of our new 4525 Main Street office tower in June 2014.

Retail rental revenues for the three and six months ended June 30, 2014 increased compared to the corresponding periods in 2013 because of our consolidation of Bermuda Crossroads upon completion of our IPO and the Formation Transactions on May 13, 2013.

Multifamily rental revenues for the three and six months ended June 30, 2014 increased compared to the corresponding periods in 2013 because of our consolidation of Smith’s Landing upon completion of our IPO and the Formation Transactions on May 13, 2013 and our acquisition of Liberty Apartments on January 17, 2014.

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues for the three and six months ended June 30, 2014 decreased $2.8 million and $1.5 million, respectively, compared to the corresponding periods in 2013 because of lower volume on our construction contracts, which was partially offset by better operating margins.

Rental Expenses. Rental expenses for the three and six months ended June 30, 2014 increased $0.4 million and $1.2 million, respectively, compared to the corresponding periods in 2013, as follows:

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)
Office	$1,427	$1,400	$27	$3,014	$2,805	$209
Retail	1,187	1,143	44	2,509	2,363	146
Multifamily	1,226	856	370	2,293	1,460	833

	$3,840	$3,399	$441	$7,816	$6,628	$1,188

Office rental expenses for the three months ended June 30, 2014 were relatively consistent with those of the corresponding period in 2013. Office rental expenses for the six months ended June 30, 2014 increased compared to the corresponding period in 2013 because of higher asset management costs due to headcount.

Retail rental expenses for the three and six months ended June 30, 2014 increased compared to the corresponding periods in 2013 because of our consolidation of Bermuda Crossroads upon completion of our IPO and the Formation Transactions on May 13, 2013.

Multifamily rental expenses for the three and six months ended June 30, 2014 increased compared to the corresponding periods in 2013 because of our consolidation of Smith’s Landing upon completion of our IPO and the Formation Transactions on May 13, 2013 and our acquisition of Liberty Apartments on January 17, 2014.

Real Estate Taxes. Real estate taxes for the three and six months ended June 30, 2014 increased $0.2 million and $0.3 million, respectively, compared to the corresponding periods in 2013, as follows:

	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)
Office	$544	$540	$4	$1,088	$1,081	$7
Retail	503	486	17	1,006	946	60
Multifamily	361	222	139	657	433	224

	$1,408	$1,248	$160	$2,751	$2,460	$291

Office real estate taxes were relatively unchanged during the three and six months ended June 30, 2014 compared to the corresponding periods in 2013.

Retail real estate taxes increased during the three and six months ended June 30, 2014 compared to the corresponding periods in 2013 because of our consolidation of Bermuda Crossroads upon completion of our IPO and the Formation Transactions on May 13, 2013.

Multifamily real estate taxes increased during the three and six months ended June 30, 2014 compared to the corresponding periods in 2013 because of our consolidation of Smith’s Landing upon completion of our IPO and the Formation Transactions on May 13, 2013 and our acquisition of Liberty Apartments on January 17, 2014.

General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses for the three and six months ended June 30, 2014 decreased $3.1 million and $2.6 million, respectively, compared to the corresponding periods in 2013 because of lower volume on our construction contracts.

Depreciation and Amortization. Depreciation and amortization for the three and six months ended June 30, 2014 increased compared to the corresponding periods in 2013. The increases were primarily attributable to depreciation and amortization associated with Bermuda Crossroads, Smith’s Landing and Liberty Apartments.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2014 decreased $0.9 million compared to the corresponding period in 2013 because of lower noncash stock compensation. During the three months ended June 30, 2014, we granted 25,488 shares of restricted stock with a weighted average grant date fair value of $9.62 per share. During the corresponding period in 2013, we granted 168,642 shares of restricted stock with a grant date fair value of $11.50 per share.

General and administrative expenses for the six months ended June 30, 2014 increased $0.5 million compared to the corresponding period in 2013 because of higher regulatory and compliance costs incurred to operate as a public company.

Impairment Charges. We recognized impairment charges of $0.5 million during the three and six months ended June 30, 2013 resulting from two retail tenants that vacated prior to their lease expiration. The impairment charge consisted of unamortized deferred leasing costs and lease incentives related to these two tenants.

Interest Expense. Interest expense for the three and six months ended June 30, 2014 decreased $0.6 million and $2.0 million, respectively, compared to the corresponding periods in 2013 because we decreased the overall leverage on our stabilized portfolio. Total indebtedness on our stabilized portfolio as of June 30, 2014, March 31, 2014 and December 31, 2013 was $188.0 million, $188.7 million and $189.4 million, respectively, compared to $219.2 million, $331.4 million and $332.9 million as of June 30, 2013, March 31, 2013 and December 31, 2012, respectively.

Loss on Extinguishment of Debt. During the three and six months ended June 30, 2013, we used a portion of the net proceeds from our IPO and borrowings under our credit facility to repay $150.0 million of debt. As a result, we recognized a $1.1 million loss on extinguishment of debt consisting of $0.5 million of unamortized deferred financing costs and $0.6 million of defeasance expenses.

Gain on Acquisitions. We accounted for our acquisition of controlling interests in Bermuda Crossroads and Smith’s Landing as purchases at fair value under the acquisition method of accounting in accordance with GAAP. As a result, we recognized a $9.5 million gain on acquisitions representing the difference between the fair value and carrying value of our Predecessor’s prior noncontrolling equity interests in Bermuda Crossroads and Smith’s Landing.

Other (Loss) Income. Other income for the three and six months ended June 30, 2014 decreased $0.4 million and $0.5 million, respectively, compared to the corresponding periods in 2013. The decreases in other income for the comparison period resulted from our consolidation of Bermuda Crossroads and Smith’s Landing beginning on May 13, 2013. We previously accounted for our noncontrolling interests in both Bermuda Crossroads and Smith’s Landing under the equity method and presented our earnings from each within other income. Negative mark-to-market adjustments on our interest rate derivatives also contributed to the decreases in other income during the comparison periods.

Income Tax (Provision) Benefit. Prior to the completion of our IPO on May 13, 2013, we made no provision for U.S. federal, state or local income taxes because the profits and losses of our Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts. Subsequent to the completion of our IPO, our TRSs through which we conduct our development and construction business are subject to federal, state and local corporate income taxes. The income tax (provision) benefit recognized during the three and six months ended June 30, 2014 and 2013 is attributable to the taxable profits or losses of our TRSs.

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

As of June 30, 2014, we had unrestricted cash and cash equivalents of $16.3 million and restricted cash in escrow of $3.2 million available for both current liquidity needs as well as development activities. As of June 30, 2014, we had $56.0 million available under our credit facility to meet our short-term liquidity requirements.

Credit Facility

On May 13, 2013, we closed on a $100.0 million senior secured credit facility that includes an accordion feature that allows us to increase the borrowing capacity under the facility up to $250.0 million, subject to certain conditions. On October 10, 2013, we increased the borrowing capacity under the credit facility to $155.0 million pursuant to the accordion feature by adding six properties to the borrowing base collateral. As of June 30, 2014, the following ten properties collectively served as the borrowing base collateral for the credit facility: (i) Armada Hoffler Tower, (ii) Richmond Tower, (iii) One Columbus, (iv) Two Columbus, (v) Virginia Natural Gas, (vi) Sentara Williamsburg, (vii) a portion of North Point Center, (viii) Gainsborough Square, (ix) Parkway Marketplace and (x) Courthouse 7-Eleven.

The credit facility matures on May 13, 2016 and includes an optional one-year extension (assuming our compliance with applicable covenants and conditions) for a fee equal to 0.25% of the then applicable maximum amount of the credit facility.

The credit facility bears interest at LIBOR plus 1.60% to 2.20%, depending on our total leverage ratio. As of June 30, 2014, the interest rate on the credit facility was LIBOR plus 1.95%. In addition to interest owed under the credit facility, we are obligated to pay an annual fee based on the average unused portion of the credit facility. This fee is payable quarterly in arrears and is 0.25% of the amount of the unused portion of the credit facility if amounts borrowed are greater than 50% of the credit facility and 0.30% of the unused portion of the credit facility if amounts borrowed are less than 50% of the credit facility.

As of June 30, 2014, we had $88.0 million borrowed under the credit facility and had standby letters of credit issued under the credit facility totaling $11.0 million. As of June 30, 2014, we had $56.0 million of aggregate capacity available under the credit facility.

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

We are currently in compliance with all covenants under the credit facility.

Consolidated Indebtedness

During the three months ended June 30, 2014, we:

•	Borrowed $8.0 million under our credit facility.

•	Borrowed the remaining $2.4 million available under the loan secured by Liberty Apartments.

•	Borrowed $23.0 million under our construction loans to fund our construction of 4525 Main Street, Encore Apartments, Whetstone Apartments, Sandbridge Commons and Oceaneering.

Subsequent to the three months ended June 30, 2014, we borrowed an additional $5.0 million under our credit facility.

The following table sets forth our consolidated indebtedness as of June 30, 2014 ($ in thousands):

	Amount Outstanding		Interest Rate (1)	Effective Rate for Variable-Rate Debt as of June 30, 2014		Maturity Date	Balance at Maturity
Oyster Point	$6,371		5.41%			December 1, 2015	$6,089
Broad Creek Shopping Center
Note 1	4,478		LIBOR+2.25	2.40%		October 31, 2018	4,223
Note 2	8,220		LIBOR+2.25	2.40%		October 31, 2018	7,752
Note 3	3,442		LIBOR+2.25	2.40%		October 31, 2018	3,246
Hanbury Village
Note 1	21,333		6.67			October 11, 2017	20,499
Note 2	4,125		LIBOR+2.25	2.40%		October 31, 2018	3,777
Harrisonburg Regal	3,751		6.06			June 8, 2017	3,165
North Point Center
Note 1	10,235		6.45			February 5, 2019	9,333
Note 2	2,796		7.25			September 15, 2025	1,344
Note 4	1,018		5.59			December 1, 2014	1,007
Note 5	695		LIBOR+2.00	3.57	%(2)	February 1, 2017	641
Tyre Neck Harris Teeter	2,460		LIBOR+2.25	2.40%		October 31, 2018	2,235
249 Central Park Retail	15,701		5.99			September 8, 2016	15,084
South Retail	6,927		5.99			September 8, 2016	6,655
Studio 56 Retail	2,654		3.75			May 7, 2015	2,592
Commerce Street Retail	5,581		LIBOR+2.25	2.40%		October 31, 2018	5,264
Fountain Plaza Retail	7,850		5.99			September 8, 2016	7,542
Dick’s at Town Center	8,267		LIBOR+2.75	2.90%		October 31, 2017	7,889
The Cosmopolitan	47,430		3.75			July 1, 2051	—
Smith’s Landing	24,633		LIBOR+2.15	2.30%		January 31, 2017	23,793

Stabilized Portfolio	$187,967						$132,130
Credit Facility	88,000		LIBOR+1.60-2.20	2.10%		May 13, 2016	88,000
4525 Main Street	25,251		LIBOR+1.95	2.10%		January 30, 2017	25,251
Encore Apartments	14,342		LIBOR+1.95	2.10%		January 30, 2017	14,342
Whetstone Apartments	7,219		LIBOR+1.90	2.05%		October 8, 2016	7,219
Sandbridge Commons	4,409		LIBOR+1.85	2.00%		January 17, 2018	4,409
Oceaneering	3,376		LIBOR+1.75	1.90%		February 28, 2018	3,376
Liberty Apartments	20,743	(3)	5.66			November 1, 2043	—

Total	$351,307						$274,727

Unamortized fair value adjustments	(1,467)

Indebtedness	$349,840

(1)	LIBOR rate is determined by individual lenders.
(2)	Subject to an interest rate swap lock.
(3)	Principal balance excluding fair value adjustments.

We currently are in compliance with all covenants on our outstanding indebtedness.

As of June 30, 2014, our outstanding indebtedness matures during the following years:

Year	Amount Due	Percentage of Total
	($ in thousands)

2014	$1,007	<1%
2015	8,681	3
2016	124,500	45
2017	95,580	35
2018 and thereafter	44,959	16

	$274,727	100%

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. Using an interest rate swap lock, we fixed our interest payments under North Point Center Note 5 at 3.57% through maturity on February 1, 2017.

As of June 30, 2014, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
May 31, 2012	May 29, 2015	1.09%	$9,008
September 1, 2013	March 1, 2016	3.50%	25,198
September 1, 2013	March 1, 2016	3.50%	37,848
September 1, 2013	March 1, 2016	1.50%	40,000
October 4, 2013	April 1, 2016	1.50%	18,500
March 14, 2014	March 1, 2017	1.25%	50,000

Total			$180,554

As of June 30, 2014, the notional amounts of our LIBOR interest rate cap agreements with strike rates below and above 1.50% were as follows ($ in thousands):

Strike Rate	Notional Amount
≤ 1.50%	$117,508
>1.50%	63,046

Total	$180,554

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of June 30, 2014, we had aggregate outstanding letters of credit totaling $11.0 million, which are scheduled to expire during 2014 and 2015. However, we may renew our standby letters of credit for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Six Months Ended June 30,
	2014	2013	Change
	($ in thousands)
Operating activities	$8,997	$6,850	$2,147
Investing activities	(55,998)	(14,333)	(41,665)
Financing activities	44,390	12,820	31,570

Net (decrease) increase	$(2,611)	$5,337	$(7,948)

Cash and cash equivalents, beginning of period	$18,882	$9,400
Cash and cash equivalents, end of period	$16,271	$14,737

Net cash from operating activities increased $2.1 million during the six months ended June 30, 2014 compared to the corresponding period in 2013. The increase resulted from higher NOI from our retail and multifamily segments and higher gross profits from our general contracting and real estate services segment.

Net cash used in investing activities increased $41.7 million during the six months ended June 30, 2014 compared to the corresponding period in 2013. The increase resulted from greater investments in new real estate development as well as tenant and building improvements to our existing operating property portfolio.

Net cash from financing activities increased $31.6 million during the six months ended June 30, 2014 compared to the corresponding period in 2013. The increase resulted from borrowings on our construction loans and credit facility to fund new real estate development and lower debt repayments.

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

The following table sets forth a reconciliation of FFO for the three and six months ended June 30, 2014 and 2013 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,273	$8,404	$4,779	$10,335
Depreciation and amortization	4,057	4,020	8,026	7,179
Gain on acquisitions	—	(9,460)	—	(9,460)
Real estate joint ventures, net	—	(78)	—	(85)

Funds from operations	$6,330	$2,886	$12,805	$7,969

Net income for the three and six months ended June 30, 2014 includes noncash stock compensation of $0.2 million and $0.5 million, respectively. FFO for the three and six months ended June 30, 2014 includes negative FFO from non-stabilized development projects of $(0.3) million and $(0.6) million, respectively.

Net income for the three and six months ended June 30, 2013 includes noncash stock compensation of $0.8 million, noncash impairment charges of $0.5 million and noncash debt extinguishment losses of $0.5 million.

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

As of June 30, 2014, approximately $145.3 million, or 42%, of our debt had fixed interest rates and approximately $204.5 million, or 58%, had variable interest rates. Considering interest rate swaps, approximately $203.8 million of our debt is subject to interest rate risk. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $2.0 million per year. As of June 30, 2014, LIBOR was approximately 15 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $0.3 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2014, certain of our directors and employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 2013 Equity Incentive Plan (the “2013 Plan”). The following table summarizes all of these repurchases during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	—	—	N/A	N/A
May 1, 2014 through May 31, 2014	13,039	$9.95	N/A	N/A
June 1, 2014 through June 30, 2014	—	—	N/A	N/A

Total	13,039

(1)	The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2013 Plan. With respect to these shares, the price paid per share is based on the opening price of our shares of common stock as of the date of surrender.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: August 5, 2014	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2014	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

15.1 *	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF **	XBRL Definition Linkbase

*	Filed herewith
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.