Form 10-Q
period 2014-09-30
Armada Hoffler Properties, Inc.
filed 2014-11-12
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 7, 2014, the Registrant had 25,019,470 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. Financial Information

Item 1.	Financial Statements

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(In Thousands, except par value and share data)

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$499,661	$406,239
Held for development	—	—
Construction in progress	93,946	56,737

	593,607	462,976
Accumulated depreciation	(115,839)	(105,228)

Net real estate investments	477,768	357,748
Cash and cash equivalents	17,101	18,882
Restricted cash	4,425	2,160
Accounts receivable, net	20,307	18,272
Construction receivables, including retentions	15,285	12,633
Construction contract costs and estimated earnings in excess of billings	40	1,178
Other assets	32,409	24,409

Total Assets	$567,335	$435,282

LIABILITIES AND EQUITY
Indebtedness	$335,792	$277,745
Accounts payable and accrued liabilities	7,569	6,463
Construction payables, including retentions	39,820	28,139
Billings in excess of construction contract costs and estimated earnings	3,420	1,541
Other liabilities	17,979	15,873

Total Liabilities	404,580	329,761
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 25,018,733 and 19,163,413 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	250	192
Additional paid-in capital	51,179	1,247
Distributions in excess of earnings	(53,695)	(47,934)

Total stockholders’ deficit	(2,266)	(46,495)
Noncontrolling interests	165,021	152,016

Total Equity	162,755	105,521

Total Liabilities and Equity	$567,335	$435,282

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statements of Income

(In Thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Revenues
Rental revenues	$16,713	$14,899	$47,225	$42,528
General contracting and real estate services revenues	31,532	21,896	71,261	63,143

Total revenues	48,245	36,795	118,486	105,671

Expenses
Rental expenses	4,414	3,840	12,230	10,468
Real estate taxes	1,480	1,317	4,231	3,777
General contracting and real estate services expenses	30,468	20,907	67,807	60,868
Depreciation and amortization	4,567	3,933	12,593	11,112
General and administrative expenses	1,741	1,638	5,768	5,212
Acquisition, development and other pursuit costs	174	—	174	—
Impairment charges	15	—	15	533

Total expenses	42,859	31,635	102,818	91,970

Operating income	5,386	5,160	15,668	13,701
Interest expense	(2,734)	(2,598)	(7,977)	(9,802)
Loss on extinguishment of debt	—	(1,127)	—	(2,252)
Gain on acquisitions	—	—	—	9,460
Other income (loss)	59	(109)	(23)	343

Income before taxes	2,711	1,326	7,668	11,450
Income tax benefit (provision)	43	(74)	(135)	137

Net income	2,754	1,252	7,533	11,587
Net income attributable to Predecessor	—	—	—	(2,020)
Net income attributable to noncontrolling interests	(1,139)	(507)	(3,128)	(3,936)

Net income attributable to stockholders	$1,615	$745	$4,405	$5,631

Net income per share:
Basic and diluted	$0.08	$0.04	$0.23	$0.30

Weighted-average outstanding:
Common shares	20,266	19,164	19,574	18,969
Common units	14,291	13,059	13,905	13,059

Basic and diluted	34,557	32,223	33,479	32,028

Dividends declared per common share and unit	$0.16	$0.16	$0.48	$0.24

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statement of Equity

(In Thousands, except share data)

(Unaudited)

	Shares of common stock	Common stock	Additional paid- in capital	Distributions in excess of earnings	Total stockholders’ deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2014	19,163,413	$192	$1,247	$(47,934)	$(46,495)	$152,016	$105,521
Net proceeds from sale of common stock	5,750,000	57	49,242	—	49,299	—	49,299
Restricted stock award grants	128,050	1	(1)	—	—	—	—
Vesting of restricted stock awards	—	—	1,204	—	1,204	—	1,204
Minimum tax withholding	(21,376)	—	(212)	—	(212)	—	(212)
Restricted stock award forfeitures	(1,354)	—	—	—	—	—	—
Acquisitions of real estate investments in exchange for common units	—	—	—	—	—	16,351	16,351
Exchange of owners’ equity for common units	—	—	(301)	—	(301)	301	—
Net income	—	—	—	4,405	4,405	3,128	7,533
Dividends and distributions declared	—	—	—	(10,166)	(10,166)	(6,775)	(16,941)

Balance, September 30, 2014	25,018,733	$250	$51,179	$(53,695)	$(2,266)	$165,021	$162,755

See Notes to Condensed Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Condensed Consolidated and Combined Statements of Cash Flows

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$7,533	$11,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	10,611	9,482
Amortization of deferred leasing costs and in-place lease intangibles	1,982	1,630
Accrued straight-line rental revenue	(1,730)	(763)
Amortization of lease incentives and above or below-market rents	461	537
Accrued straight-line ground rent expense	236	273
Bad debt expense	48	155
Noncash stock compensation	720	1,012
Impairment charges	15	533
Noncash interest expense	410	482
Noncash loss on extinguishment of debt	—	542
Gain on acquisitions	—	(9,460)
Change in the fair value of derivatives	123	(41)
Income from real estate joint ventures	—	(210)
Changes in operating assets and liabilities:
Property assets	(1,932)	6,438
Property liabilities	234	(563)
Construction assets	(4,298)	(2,375)
Construction liabilities	6,879	(1,071)

Net cash provided by operating activities	21,292	18,188

INVESTING ACTIVITIES
Development of real estate investments	(77,094)	(24,928)
Tenant and building improvements	(4,622)	(2,452)
Acquisitions of real estate investments, net of cash acquired	(2,754)	(2,106)
Government development grants	300	300
(Increase) decrease in restricted cash	(1,713)	455
Contributions to real estate joint ventures	—	(81)
Return of capital from real estate joint ventures	—	511
Leasing costs	(1,524)	(671)
Leasing incentives	(63)	(243)

Net cash used for investing activities	(87,470)	(29,215)

FINANCING ACTIVITIES
Proceeds from sale of common stock	49,566	203,245
Offering costs	(320)	(7,604)
Formation Transactions	—	(47,221)
Debt issuances, credit facility and construction loan borrowings	92,409	62,700
Debt and credit facility repayments, including principal amortization	(61,494)	(184,606)
Debt issuance costs	(35)	(1,825)
Predecessor distributions, net	—	(10,709)
Dividends and distributions	(15,729)	(2,578)

Net cash (used for) provided by financing activities	64,397	11,402

Net (decrease) increase in cash and cash equivalents	(1,781)	375
Cash and cash equivalents, beginning of period	18,882	9,400

Cash and cash equivalents, end of period	$17,101	$9,775

Supplemental cash flow information:
Cash paid for interest	$8,967	$10,170

Debt assumed in acquisitions of real estate investments	$27,100	$36,048

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

As of September 30, 2014, the Company owned 25 stabilized properties, four unstabilized properties and had six new properties under development. The Company generally considers a property to be stabilized when it reaches 80% occupancy or three years after acquisition or completion.

As of September 30, 2014, the Company’s stabilized operating property portfolio consisted of the following properties:

Name	Segment	Location
Armada Hoffler Tower	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia
Oyster Point	Office	Newport News, Virginia
Richmond Tower	Office	Richmond, Virginia
Sentara Williamsburg	Office	Williamsburg, Virginia
Two Columbus	Office	Virginia Beach, Virginia
Virginia Natural Gas	Office	Virginia Beach, Virginia
249 Central Park Retail	Retail	Virginia Beach, Virginia
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Commerce Street Retail	Retail	Virginia Beach, Virginia
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia
Gainsborough Square	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Point Center	Retail	Durham, North Carolina
Parkway Marketplace	Retail	Virginia Beach, Virginia
South Retail	Retail	Virginia Beach, Virginia
Studio 56 Retail	Retail	Virginia Beach, Virginia
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia

As of September 30, 2014, the following properties had not reached stabilization:

Name	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia
Encore Apartments	Multifamily	Virginia Beach, Virginia
Liberty Apartments	Multifamily	Newport News, Virginia
Whetstone Apartments	Multifamily	Durham, North Carolina

As of September 30, 2014, the Company had the following properties under development:

Name	Segment	Location
Commonwealth of Virginia – Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia – Virginia Beach	Office	Virginia Beach, Virginia
Oceaneering	Office	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Sandbridge Commons	Retail	Virginia Beach, Virginia
Lightfoot Marketplace	Retail	Williamsburg, Virginia

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

References to “Armada Hoffler” in these notes to consolidated and combined financial statements signify the Company for the period after the completion of the IPO and the Formation Transactions on May 13, 2013 and the Predecessor for all prior periods. Because of the timing of the IPO and the Formation Transactions, the results of operations for the nine months ended September 30, 2013 reflect those of the Predecessor together with the Company, while the results of operations for the three months ended September 30, 2013 and the three and nine months ended September 30, 2014 as well as the financial condition as of September 30, 2014 and December 31, 2013 reflect only those of the Company.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) revised the reporting and disclosure guidance for discontinued operations. Under the revised guidance, only disposals representing a strategic shift that has or will have a major effect on the Company’s operations and financial results will be reported as discontinued operations. The revised guidance also expands the disclosure requirements for discontinued operations and other disposals of significant business components. The revised guidance is not effective for the Company until January 1, 2015; however early adoption is permitted. The Company early adopted the revised guidance effective January 1, 2014.

In May 2014, the FASB issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. While the new standard does not supersede the guidance on accounting for leases, it could change the way the Company recognizes revenue from construction and development contracts with third party customers. The new standard will be effective for the Company beginning on January 1, 2017. Early adoption is not permitted. Management is currently evaluating the potential impact of the new revenue recognition standard on the Company’s consolidated financial statements.

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

Net operating income of Armada Hoffler’s reportable segments for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Office real estate
Rental revenues	$7,295	$6,364	$20,363	$19,270
Property expenses	2,351	2,081	6,453	5,967

Segment net operating income	4,944	4,283	13,910	13,303

Retail real estate
Rental revenues	6,086	5,683	17,559	16,071
Property expenses	1,795	1,745	5,310	5,054

Segment net operating income	4,291	3,938	12,249	11,017

Multifamily residential real estate
Rental revenues	3,332	2,852	9,303	7,187
Property expenses	1,748	1,331	4,698	3,224

Segment net operating income	1,584	1,521	4,605	3,963

General contracting and real estate services
Segment revenues	31,532	21,896	71,261	63,143
Segment expenses	30,468	20,907	67,807	60,868

Segment net operating income	1,064	989	3,454	2,275

Net operating income	$11,883	$10,731	$34,218	$30,558

General contracting and real estate services revenues for the three and nine months ended September 30, 2014 exclude revenue from intercompany construction contracts of $24.2 million and $68.8 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2014 exclude expenses for intercompany construction contracts of $24.1 million and $68.2 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2014 include noncash stock compensation of less than $0.1 million and $0.2 million, respectively.

General contracting and real estate services revenues for the three and nine months ended September 30, 2013 exclude revenue from intercompany construction contracts of $13.3 million and $18.9 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2013 exclude expenses for intercompany construction contracts of $13.1 million and $18.7 million, respectively.

The following table reconciles net operating income to net income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net operating income	$11,883	$10,731	$34,218	$30,558
Depreciation and amortization	(4,567)	(3,933)	(12,593)	(11,112)
General and administrative expenses	(1,741)	(1,638)	(5,768)	(5,212)
Acquisition, development and other pursuit costs	(174)	—	(174)	—
Impairment charges	(15)	—	(15)	(533)
Interest expense	(2,734)	(2,598)	(7,977)	(9,802)
Loss on extinguishment of debt	—	(1,127)	—	(2,252)
Gain on acquisitions	—	—	—	9,460
Other income (loss)	59	(109)	(23)	343
Income tax benefit (provision)	43	(74)	(135)	137

Net income	$2,754	$1,252	$7,533	$11,587

General and administrative expenses represent costs not directly associated with the operation and management of Armada Hoffler’s real estate properties and general contracting business. General and administrative expenses include office personnel salaries and benefits, bank fees, accounting fees, legal fees and other corporate office expenses. General and administrative expenses for the three and nine months ended September 30, 2014 include noncash stock compensation of $0.2 million and $0.5 million, respectively. General and administrative expenses for the three and nine months ended September 30, 2013 include noncash stock compensation of $0.2 million and $1.0 million, respectively.

During the three and nine months ended September 30, 2014, the Company recognized $0.2 million of acquisition, development and other pursuit costs related primarily to the acquisition of Dimmock Square.

During the nine months ended September 30, 2013, the Company recognized a $0.5 million impairment of unamortized leasing assets related to two vacated retail tenants.

During the three months ended September 30, 2013, the Company defeased $13.9 million of debt and, as a result, recognized a $1.1 million loss on extinguishment of debt. During the nine months ended September 30, 2013, the Company used proceeds from the IPO and borrowings under the credit facility to repay $150.0 million of debt. The Company recognized a $1.1 million loss on extinguishment of debt representing $0.6 million of fees and $0.5 million of unamortized debt issuance costs.

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

Rental revenues of Armada Hoffler’s reportable segments for the three and nine months ended September 30, 2014 and 2013 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Minimum rents
Office	$6,954	$6,059	$19,326	$18,264
Retail	5,167	4,759	14,760	13,733
Multifamily	2,813	2,370	7,906	6,060
Percentage rents (1)
Office	—	—	45	104
Retail	36	35	173	88
Multifamily	19	21	78	84
Other (2)
Office	341	304	992	901
Retail	883	890	2,626	2,251
Multifamily	500	461	1,319	1,043

Rental revenues	$16,713	$14,899	$47,225	$42,528

(1)	Percentage rents are based on tenants’ sales.
(2)	Other rental revenue includes cost reimbursements for real estate taxes, property insurance and common area maintenance as well as termination fees.

Property expenses of Armada Hoffler’s reportable segments for the three and nine months ended September 30, 2014 and 2013 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Rental expenses
Office	$1,742	$1,536	$4,756	$4,341
Retail	1,255	1,230	3,764	3,593
Multifamily	1,417	1,074	3,710	2,534

Total	$4,414	$3,840	$12,230	$10,468

Real estate taxes
Office	$609	$545	$1,697	$1,626
Retail	540	515	1,546	1,461
Multifamily	331	257	988	690

Total	$1,480	$1,317	$4,231	$3,777

Property expenses	$5,894	$5,157	$16,461	$14,245

Rental expenses represent costs directly associated with the operation and management of Armada Hoffler’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance and utilities.

4.	Real Estate Investments

The Company’s real estate investments comprised the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Income producing property	Held for development	Construction in progress	Total
	(Unaudited)
Land	$38,691	$—	$19,428	$58,119
Land improvements	13,891	—	—	13,891
Buildings and improvements	447,079	—	—	447,079
Development and construction costs	—	—	74,518	74,518

Real estate investments	$499,661	$—	$93,946	$593,607

	December 31, 2013
	Income producing property	Held for development	Construction in progress	Total
Land	$27,736	$—	$13,577	$41,313
Land improvements	12,562	—	—	12,562
Buildings and improvements	365,941	—	—	365,941
Development and construction costs	—	—	43,160	43,160

Real estate investments	$406,239	$—	$56,737	$462,976

Acquisition of Liberty Apartments

As discussed in Note 1, the Company completed the acquisition of Liberty Apartments on January 17, 2014. The fair value of the total consideration transferred at the acquisition date to acquire Liberty Apartments was $26.7 million, consisting of 695,652 common units of limited partner interest in the Operating Partnership, $3.0 million in cash to affiliates of the Predecessor and the assumption of $17.0 million of debt. The fair value adjustment to the assumed debt of Liberty Apartments was a $1.5 million discount. The outstanding principal balance of the assumed debt of Liberty Apartments at the acquisition date was $18.5 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Liberty Apartments
(Unaudited)
Land	$3,580
Site improvements	280
Building and improvements	23,214
In-place leases	340
Indebtedness	(16,966)
Net working capital	(679)

Net assets acquired	$9,769

Liberty Apartments did not have any operations during the nine months ended September 30, 2013. Rental revenues and net loss from Liberty Apartments for the period from the acquisition date to September 30, 2014 included in the consolidated statement of income was $0.6 million and $(1.7) million, respectively.

Acquisition of Dimmock Square

On August 15, 2014, the Company completed the acquisition of Dimmock Square, a 106,166 square foot retail center located in Colonial Heights, Virginia. The fair value of the total consideration transferred at the acquisition date to acquire Dimmock Square was $19.7 million, consisting of 990,952 common units of limited partner interest in the Operating Partnership and $10.1 million of cash that was used to immediately defease the loan secured by Dimmock Square upon its contribution to the Operating Partnership.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Dimmock Square
(Unaudited)
Land	$5,100
Site improvements	600
Building and improvements	12,526
In-place leases	1,880
Above and below-market leases	(390)

Net assets acquired	$19,716

The following table summarizes the consolidated and combined results of operations of Armada Hoffler on a pro forma basis, as if Dimmock Square had been acquired on January 1, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Rental revenues	$16,952	$15,409	$48,479	$44,059
Net income	3,316	1,329	8,135	11,527

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2013. The pro forma financial information includes adjustments to rental revenues for above and below-market leases and adjustments to depreciation and amortization expense for acquired property and in-place lease assets.

Rental revenues and net loss from Dimmock Square for the period from the acquisition date to September 30, 2014 included in the consolidated statement of income was $0.3 million and $(0.1) million, respectively.

Other Real Estate Transactions

On April 16, 2014, the Company purchased land in Williamsburg, Virginia for $7.6 million for the development and construction of Lightfoot Marketplace.

On May 1, 2014, the Company purchased land in Chesapeake, Virginia for $0.3 million for the development and construction of a new administrative building for the Commonwealth of Virginia.

On July 30, 2014, the Company entered into a non-binding letter of intent to sell the Virginia Natural Gas office property for approximately $8.9 million. The Company expects to enter into a purchase and sale agreement and complete the disposition in 2014. However, no assurances can be given that the Company will enter into a binding agreement related to this disposition or that the Company will complete the disposition on the terms described herein or at all. Net assets of $5.2 million associated with the Virginia Natural Gas office property were included in the consolidated balance sheet as of September 30, 2014.

On September 29, 2014, the Company purchased land in Virginia Beach, Virginia for $0.2 million for the development and construction of a new administrative building for the Commonwealth of Virginia.

Subsequent to September 30, 2014

On October 2, 2014, the Company entered into a non-binding letter of intent to sell the Sentara Williamsburg office property for approximately $15.4 million. The Company expects to enter into a purchase and sale agreement and complete the disposition in 2014. However, no assurances can be given that the Company will enter into a binding agreement related to this disposition or that the Company will complete the disposition on the terms described herein or at all. Net assets of $9.1 million associated with the Sentara Williamsburg office property were included in the consolidated balance sheet as of September 30, 2014.

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

On February 28, 2014, the Company closed on a $19.5 million loan to fund the development and construction of the Oceaneering International facility. The construction loan bears interest at LIBOR plus 1.75% and matures on February 28, 2018. As of September 30, 2014, the Company had $7.7 million outstanding on the construction loan at an effective interest rate of 1.91%.

On April 22, 2014, the Operating Partnership amended the maximum leverage ratio covenant requirement in the credit facility to be 65% as of the last day of each fiscal quarter through maturity.

On August 15, 2014, the Company defeased the loan secured by Dimmock Square for $10.1 million.

On August 28, 2014, the Company closed on a $5.4 million loan to fund the development and construction of a new administrative building for the Commonwealth of Virginia. The construction loan bears interest at LIBOR plus 1.90% and matures on August 28, 2017. As of September 30, 2014, the Company had $0.7 million outstanding on the construction loan at an effective interest rate of 2.06%.

During the nine months ended September 30, 2014, the Operating Partnership borrowed $33.0 million under the credit facility. On September 15, 2014, the Operating Partnership used the proceeds from the Company’s underwritten public offering of common stock to repay $49.0 million of the outstanding balance under the credit facility that had been used to fund the Company’s development activities. As of September 30, 2014, the outstanding balance under the credit facility was $54.0 million.

During the nine months ended September 30, 2014, the Company borrowed $48.6 million under its existing construction loans to fund the construction of 4525 Main Street, Encore Apartments, Whetstone Apartments and Sandbridge Commons.

Subsequent to September 30, 2014

On October 15, 2014, the Operating Partnership borrowed $10.0 million under the credit facility.

On November 3, 2014, the Operating Partnership repaid the North Point Center Note 4 for $1.0 million.

6.	Derivative Financial Instruments

On March 14, 2014, the Company executed a LIBOR interest rate cap agreement on a notional amount of $50.0 million and a strike price of 1.25% for a premium of $0.4 million. The interest rate cap agreement expires on March 1, 2017.

The Company’s derivatives comprised the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Pay fixed interest rate swaps	$690	$—	$(11)	$705	$—	$(16)
Interest rate caps	180,496	370	—	130,672	102	—

Total	$181,186	$370	$(11)	$131,377	$102	$(16)

The changes in the fair value of Armada Hoffler’s derivatives during the three and nine months ended September 30, 2014 and 2013 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Pay fixed interest rate swaps	$4	$(2)	$5	$150
Interest rate caps	42	(113)	(128)	(109)

Other income (loss)	$46	$(115)	$(123)	$41

7.	Equity

Stockholders’ Equity

On September 15, 2014, the Company completed an underwritten public offering of 5,750,000 shares of common stock at $9.05 per share. The net proceeds to the Company after deducting the underwriting discount and related offering costs were $49.3 million, which the Company used to repay a portion of the amount outstanding under the credit facility.

As of September 30, 2014 and December 31, 2013, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 25.0 million and 19.2 million shares of common stock issued and outstanding as of September 30, 2014 and December 31, 2013, respectively. No shares of preferred stock were issued and outstanding as of September 30, 2014 or December 31, 2013.

Noncontrolling Interests

As of September 30, 2014 and December 31, 2013, the Company held a 62.9% and 59.5% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent common units of the Operating Partnership not held by the Company.

On January 17, 2014, the Operating Partnership issued 695,652 common units as partial consideration for the acquisition of Liberty Apartments.

On March 31, 2014, the Operating Partnership issued 30,000 common units in exchange for all noncontrolling interests in Sandbridge Commons. The Company recognized the difference between the fair value of the common units issued and the adjustment to the carrying amount of the noncontrolling interests in Sandbridge Commons directly in equity as additional paid-in capital.

On August 15, 2014, the Operating Partnership issued 990,952 common units as partial consideration for the acquisition of Dimmock Square.

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

Subsequent to September 30, 2014

On October 9, 2014, the Company paid cash dividends of $4.0 million to common stockholders and cash distributions of $2.4 million to common unitholders.

On November 10, 2014, the Company’s Board of Directors declared a cash dividend/distribution of $0.16 per share/unit payable on January 8, 2015 to common stockholders and common unitholders of record on December 30, 2014.

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

During the nine months ended September 30, 2014, the Company granted 28,761 shares of restricted stock to directors with a weighted average grant date fair value of $9.57 per share. These restricted stock awards to directors vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During the three and nine months ended September 30, 2014, the Company recognized $0.3 million and $1.2 million, respectively, of stock-based compensation using the accelerated attribution method. As of September 30, 2014, there were 143,585 nonvested restricted shares outstanding; the total unrecognized compensation related to nonvested restricted shares was $0.7 million, which the Company expects to recognize over the next 17 months.

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

The carrying amounts and fair values of our financial instruments, all of which are based on Level 2 inputs, as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Secured debt	$335,792	$342,414	$277,745	$273,310
Interest rate swap liabilities	11	11	16	16
Interest rate cap assets	370	370	102	102

10.	Related Party Transactions

Armada Hoffler provides general contracting and real estate services to certain related party entities that are not included in these consolidated and combined financial statements. Revenue from construction contracts with related party entities of Armada Hoffler was $1.1 million and $5.0 million for the three and nine months ended September 30, 2014, respectively. Fees from such contracts were less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively. Revenue from construction contracts with related party entities of Armada Hoffler was $10.6 million and $35.7 million for the three and nine months ended September 30, 2013, respectively. Fees from such contracts were $0.3 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. Real estate services fees from affiliated entities of Armada Hoffler were not significant for either the three or nine months ended September 30, 2014 or 2013. Affiliated entities also reimburse Armada Hoffler for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by Armada Hoffler from affiliated entities were not significant for either the three or nine months ended September 30, 2014 or 2013.

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

Commitments

Armada Hoffler has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $193.4 million and $35.8 million as of September 30, 2014 and December 31, 2013, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of September 30, 2014 and December 31, 2013, the Operating Partnership had total outstanding letters of credit of $11.0 million and $3.0 million, respectively.

12.	Subsequent Events

As discussed in Note 4, the Company entered into a non-binding letter of intent to sell the Sentara Williamsburg office property for approximately $15.4 million.

As discussed in Note 5, the Operating Partnership borrowed $10.0 million under the credit facility on October 15, 2014 and repaid the North Point Center Note 4 for $1.0 million on November 3, 2014.

As discussed in Note 7, the Company paid cash dividends of $4.0 million to common stockholders and $2.4 million to common unitholders on October 9, 2014. The Company’s Board of Directors declared a cash dividend/distribution of $0.16 per share/unit on November 10, 2014 to common stockholders and common unitholders of record on December 30, 2014.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. (successor to the entities described in Note 1) as of September 30, 2014, and the related condensed consolidated and combined statements of income for the three and nine-month periods ended September 30, 2014 and 2013, the condensed consolidated and combined statements of cash flows for the nine-month periods ended September 30, 2014 and 2013 and the condensed consolidated statement of equity for the nine-month period ended September 30, 2014. These financial statements are the responsibility of the Company’s management.

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

November 12, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “our,” “us,” and “our company” refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership, of which we are the sole general partner and to which we refer to in this Quarterly Report on Form 10-Q as our Operating Partnership.

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and estimated general contracting and real estate services segment gross profit are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	our failure to develop the properties in our development pipeline successfully, on the anticipated timeline or at the anticipated costs;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	difficulties in identifying or completing development, acquisition or disposition opportunities;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate services segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	general economic conditions;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

We generally consider a property to be stabilized when it reaches 80% occupancy or three years after acquisition or completion. As of September 30, 2014, our stabilized operating property portfolio comprised seven office properties and 16 retail properties aggregating over 2.1 million net rentable square feet as well as two multifamily properties aggregating 626 apartment units. In addition to our stabilized operating property portfolio, we had four office properties and four retail properties aggregating over 0.6 million net rentable square feet as well as two multifamily properties aggregating 489 apartment units that were under development/redevelopment or had not yet reached stabilization as of the date of this Quarterly Report on Form 10-Q.

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

The results of operations of the properties and entities acquired by us in connection with our IPO and the Formation Transactions are included in our results beginning on May 13, 2013. Accordingly, the results of operations for the nine months ended September 30, 2013 reflect those of our Predecessor together with our company. The results of operations for the three months ended September 30, 2013 and the three and nine months ended September 30, 2014 reflect those of our company.

Third Quarter 2014 Highlights

•	Net income of $2.8 million, or $0.08 per share, for the three months ended September 30, 2014, compared to $1.3 million, or $0.04 per share, for the corresponding period in 2013.

•	Funds from operations (“FFO”) of $7.3 million, or $0.21 per share, for the three months ended September 30, 2014, compared to $5.2 million, or $0.16 per share, for the corresponding period in 2013. See “—Non-GAAP Financial Measures.”

•	Maintained stabilized operating property portfolio occupancy at 95.1% as of September 30, 2014, compared to 94.6% as of June 30, 2014, 94.5% as of March 31, 2014 and 94.4% as of December 31, 2013.

•	Stabilized occupancy by segment as of September 30, 2014 compared to September 30, 2013:

•	Office occupancy at 94.8% compared to 93.4%

•	Retail occupancy at 94.7% compared to 93.6%

•	Multifamily occupancy at 96.6% compared to 92.7%

•	Increased net operating income across all segments compared to the third quarter of 2013.

•	Increased same store net operating income across all segments compared to the third quarter of 2013.

•	Generated $12.3 million of net cash from operations.

•	Invested $29.4 million in new real estate development.

•	Third party construction backlog of $153.5 million as of September 30, 2014.

•	Completed an underwritten public offering of 5,750,000 shares of common stock raising net proceeds of $49.3 million that was used to repay a portion of the amount outstanding under the credit facility.

Development Pipeline

As of the date of this Quarterly Report on Form 10-Q, our development pipeline consisted of the following ($ in thousands):

					Schedule			AHH Ownership % (1)		Property Type	Anchor Tenants	% Leased
Pending Delivery	Location	Estimated Size (1)	Estimated Cost (1)	Cost Incurred through Sept 30, 2014	Start	Anchor Tenant Occupancy	Stabilized Operation
Oceaneering	Chesapeake, VA	155,000 sf	$26,000	$16,000	4Q13	1Q15	1Q15	100%		Office	Oceaneering	100%
Sandbridge Commons	Virginia Beach, VA	70,000 sf	13,000	8,000	4Q13	1Q15	4Q15	100%		Retail	Harris Teeter	66%
Commonwealth of Virginia – Chesapeake	Chesapeake, VA	36,000 sf	7,000	4,000	2Q14	1Q15	1Q15	100%		Office	Commonwealth of Virginia	100%
Commonwealth of Virginia – Virginia Beach	Virginia Beach, VA	11,000 sf	3,000	2,000	2Q14	1Q15	1Q15	100%		Office	Commonwealth of Virginia	100%
Lightfoot Marketplace	Williamsburg, VA	88,000 sf	24,000	9,000	3Q14	1Q16	2Q17	60	%(2)	Retail	Harris Teeter	60%

			$73,000	$39,000

					Schedule			AHH Ownership % (1)		Property Type	Anchor Tenants	% Leased
Delivered Not Stabilized	Location	Estimated Size (1)	Estimated Cost (1)	Cost Incurred through Sept 30, 2014	Start	Initial Occupancy	Stabilized Operation
4525 Main Street (3)	Virginia Beach, VA	239,000 sf	$50,000	$40,000	1Q13	3Q14	1Q16	100%		Office	Clark Nexsen; Development Authority of Virginia Beach; Anthropologie	56	%(4)
Greentree Shopping Center	Chesapeake, VA	18,000 sf	6,000	5,000	4Q13	3Q14	3Q15	100%		Retail	Wawa	40%
Encore Apartments (3)	Virginia Beach, VA	286 units	34,000	28,000	1Q13	3Q14	4Q15	100%		Multifamily	N/A	N/A
Whetstone Apartments	Durham, NC	203 units	28,000	25,000	2Q13	3Q14	4Q15	100%		Multifamily	N/A	N/A

			$118,000	$98,000

					Schedule		Property Type	Anchor Tenant		% Leased
Redevelopment	Location	Estimated Size (1)	Estimated Cost (1)	Cost Incurred through Sept 30, 2014	Start	Complete (1)
Dick’s at Town Center (3)	Virginia Beach, VA	20,000 sf	$2,000	$1,000	1Q14	4Q14	Retail	USI Insurance Services		100%

Total			$193,000	$138,000

(1)	Represents estimates that may change as the development process proceeds.
(2)	We are entitled to a preferred return on equity prior to any distributions to minority partners.
(3)	Located in the Town Center of Virginia Beach.
(4)	Approximately 83,000 square feet occupied by Clark Nexsen, approximately 23,000 square feet occupied by the City of Virginia Beach Development Authority and approximately 9,000 square feet occupied by Anthropologie.

In addition to the projects in our development pipeline, we have been selected by Johns Hopkins University to join in the redevelopment of a 1.12 acre property adjacent to the university’s Homewood campus in Baltimore, Maryland. This mixed-use development will include student housing, retail space, restaurants and parking. The goal of the completed project will be to complement the Homewood campus and nearby Charles Village neighborhood and provide a catalyst for future development in the area. The Johns Hopkins project continues to move forward with a ground lease having been executed and the schematic design phase well under way.

We had previously identified Brooks Crossing among the projects in our development pipeline. Brooks Crossing is a multi-building, multi-phase partnership with the City of Newport News. The City of Newport News has now indicated that it intends to purchase the first building upon completion. As a result, we have removed Brooks Crossing from the preceding table, but continue to work with the City of Newport News on potential future phases of the project.

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

Sandbridge Commons continues our long-standing relationship with Harris Teeter, which has agreed to anchor the shopping center. In addition to a 53,000 square foot Harris Teeter grocery store, Sandbridge Commons will include approximately 22,000 square feet of small shop retail space. The site includes two outparcels that we may either lease or sell.

Commonwealth of Virginia Projects: In May 2014, we announced that we will develop two new administrative buildings for the Commonwealth of Virginia—one in Chesapeake and one in Virginia Beach—for a total of 47,000 square feet. The properties are 100% pre-leased to the Commonwealth of Virginia, which signed 12-year leases for both locations. We expect both projects to be completed by early 2015.

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

4525 Main Street is our most recent addition to the Town Center of Virginia Beach and is located at the intersection of Main Street and Town Center Drive across from The Cosmopolitan, One Columbus and Armada Hoffler Tower. This 15-story office tower is anchored by Clark Nexsen, an international architecture and engineering firm, to whom we delivered approximately 83,000 square feet of office space on schedule in July 2014. Additionally, we delivered to the City of Virginia Beach Development Authority approximately 23,000 square feet of office space on schedule in June 2014. 4525 Main Street also features approximately 26,000 square feet of ground floor retail space anchored by Anthropologie, which opened in October 2014. All of the remaining retail space is under lease by West Elm and Tupelo Honey Cafe.

Greentree Shopping Center is a retail power center that will feature a Wawa convenience store and gas station adjacent to a new Walmart Neighborhood Market. We delivered to Walmart their pad-ready site on schedule in the first quarter of 2014. We have a long-term ground lease with Wawa and delivered their pad on schedule in May 2014. We delivered the remaining retail space in October 2014.

Encore Apartments are also located in the Town Center of Virginia Beach adjacent to 4525 Main Street. Encore Apartments feature free covered parking, a private pool, concierge service, a business center and meeting space. We delivered the first units at Encore Apartments in September 2014.

Whetstone Apartments is Durham, North Carolina’s newest urban community and is conveniently located near Duke University. We delivered the initial units at Whetstone Apartments in September 2014.

Dick’s at Town Center: In September 2014, we executed a lease with USI Insurance Services for the space that we are currently renovating and expanding adjacent to Dick’s Sporting Goods in the Town Center of Virginia Beach. We expect to deliver the redeveloped 20,000 square feet of office space in the fourth quarter of 2014.

Acquisitions

On January 17, 2014, we completed our acquisition of Liberty Apartments for total consideration of $26.7 million, consisting of 695,652 common units of limited partner interest in our Operating Partnership, $3.0 million of cash and the assumption of $17.0 million of debt. Liberty Apartments are located in Newport News, Virginia, next to another one of our public/private partnership projects—the Newport News Apprentice School of Shipbuilding. In addition to 197 apartment units, Liberty Apartments also feature approximately 28,000 square feet of retail space.

On August 15, 2014, we completed our acquisition of Dimmock Square for total consideration of $19.7 million, consisting of 990,952 common units of limited partner interest in our Operating Partnership and $10.1 million of cash that we used to immediately defease the loan secured by the property. Dimmock Square is a 100% occupied 106,166 square foot retail center located in Colonial Heights, Virginia. The center is anchored by Old Navy, Best Buy and Pier 1 Imports.

Dispositions

On July 30, 2014, we entered into a non-binding letter of intent to sell the Virginia Natural Gas office property for approximately $8.9 million of cash. We expect to enter into a purchase and sale agreement and complete the disposition in 2014.

On October 2, 2014, we entered into a non-binding letter of intent to sell the Sentara Williamsburg office property for approximately $15.4 million of cash. We expect to enter into a purchase and sale agreement and complete the disposition in 2014.

Segment Results of Operations

As of September 30, 2014, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRSs”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. See Note 3 to Armada Hoffler Properties, Inc. and Predecessor’s condensed consolidated and combined financial statements for additional discussion of our segments.

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

Office Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Rental revenues	$7,295	$6,364	$20,363	$19,270
NOI	$4,944	$4,283	$13,910	$13,303
Properties (1)	7	7	7	7
Square feet (1)	949,789	954,594	949,789	954,594
Occupancy (1)	94.8%	93.4%	94.8%	93.4%

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the three and nine months ended September 30, 2014 increased $0.9 million and $1.1 million, respectively, compared to the corresponding periods in 2013. NOI for the three months and nine months ended September 30, 2014 increased $0.7 million and $0.6 million, respectively, compared to the corresponding periods in 2013. The increases in rental revenues and NOI for the comparison periods resulted from the delivery and initial occupancy of our new 4525 Main Street office tower and higher occupancy at Two Columbus.

Office Same Store Results

Office same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 (1)	2013	Change	2014 (1)	2013	Change
	($ in thousands)
Rental revenues	$6,623	$6,364	$259	$19,645	$19,270	$375
Property expenses	2,139	2,081	58	6,242	5,967	275

Same store NOI	$4,484	$4,283	$201	$13,403	$13,303	$100
Non-same store NOI	460	—	460	507	—	507

Segment NOI	$4,944	$4,283	$661	$13,910	$13,303	$607

(1)	Same store excludes 4525 Main Street, which had not yet reached stabilization as of September 30, 2014.

Same store rental revenues for the three months and nine months ended September 30, 2014 increased $0.3 million and $0.4 million, respectively, compared to the corresponding periods in 2013. Same store NOI for the three and nine months ended September 30, 2014 increased $0.2 million and $0.1 million, respectively, compared to the corresponding periods in 2013. The increases in same store rental revenues and NOI for the comparison periods resulted from higher occupancy at Two Columbus.

Retail Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Rental revenues	$6,086	$5,683	$17,559	$16,071
NOI	$4,291	$3,938	$12,249	$11,017
Properties (1)	16	15	16	15
Square feet (1)	1,198,207	1,093,319	1,198,207	1,093,319
Occupancy (1)	94.7%	93.6%	94.7%	93.6%

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues and NOI for the three months ended September 30, 2014 both increased $0.4 million compared to the corresponding period in 2013. The increases in rental revenues and NOI resulted primarily from our acquisition of Dimmock Square on August 15, 2014 and higher occupancy in the South Retail section of the Town Center of Virginia Beach.

Rental revenues and NOI for the nine months ended September 30, 2014 increased $1.5 million and $1.2 million, respectively, compared to the corresponding period in 2013. The increases in rental revenues and NOI resulted primarily from our consolidation of Bermuda Crossroads upon completion of our IPO and Formation Transactions on May 13, 2013 and our acquisition of Dimmock Square on August 15, 2014.

Retail Same Store Results

Retail same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 (1)	2013	Change	2014 (1)(2)	2013 (2)	Change
	($ in thousands)
Rental revenues	$5,765	$5,683	$82	$15,625	$15,299	$326
Property expenses	1,739	1,745	(6)	4,901	4,899	2

Same store NOI	$4,026	$3,938	$88	$10,724	$10,400	$324
Non-same store NOI	265	—	265	1,525	617	908

Segment NOI	$4,291	$3,938	$353	$12,249	$11,017	$1,232

(1)	Same store excludes Dimmock Square, which we acquired on August 15, 2014, and Greentree Shopping Center, which had not reached stabilization as of September 30, 2014.
(2)	Same store excludes Bermuda Crossroads, which was an unconsolidated property prior to May 13, 2013.

Same store rental revenues and NOI for the three months ended September 30, 2014 both increased $0.1 million compared to the corresponding period in 2013 because of higher occupancy in the South Retail section of the Town Center of Virginia Beach and higher occupancy at Gainsborough Square.

Same store rental revenues and NOI for the nine months ended September 30, 2014 both increased $0.3 million compared to the corresponding period in 2013 because of higher occupancy at North Point Center, Gainsborough Square and Fountain Plaza, as well as increased percentage rent from 249 Central Park Retail.

Multifamily Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Rental revenues	$3,332	$2,852	$9,303	$7,187
NOI	$1,584	$1,521	$4,605	$3,963
Properties (1)	2	2	2	2
Apartment units (1)	626	626	626	626
Occupancy (1)	96.6%	92.7%	96.6%	92.7%

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues and NOI for the three months ended September 30, 2014 increased $0.5 million and $0.1 million, respectively, compared to the corresponding period in 2013. The increases in rental revenues and NOI resulted from higher occupancy at The Cosmopolitan and our acquisition of Liberty Apartments on January 17, 2014. Our delivery of the initial units at Encore Apartments in September 2014 also contributed to the increase in rental revenues.

Rental revenues and NOI for the nine months ended September 30, 2014 increased $2.1 million and $0.6 million, respectively, compared to the corresponding period in 2013. The increases in rental revenues and NOI resulted primarily from our consolidation of Smith’s Landing upon completion of our IPO and Formation Transactions on May 13, 2013. Our acquisition of Liberty Apartments on January 17, 2014 also contributed to the increase in rental revenues.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 (1)	2013	Change	2014 (1)(2)	2013 (2)	Change
	($ in thousands)
Rental revenues	$2,979	$2,852	$127	$5,752	$5,684	$68
Property expenses	1,386	1,331	55	2,661	2,558	103

Same store NOI	$1,593	$1,521	$72	$3,091	$3,126	$(35)
Non-same store NOI	(9)	—	(9)	1,514	837	677

Segment NOI	$1,584	$1,521	$63	$4,605	$3,963	$642

(1)	Same store excludes Liberty Apartments, which we acquired on January 17, 2014, and both Encore Apartments and Whetstone Apartments, neither of which had reached stabilization as of September 30, 2014.
(2)	Same store excludes Smith’s Landing, which was an unconsolidated property prior to May 13, 2013.

Same store rental revenues and NOI for the three months ended September 30, 2014 both increased $0.1 million compared to the corresponding period in 2013 because of higher occupancy at The Cosmopolitan.

Same store rental revenues for the nine months ended September 30, 2014 increased $0.1 million compared to the corresponding period in 2013 because of higher occupancy at The Cosmopolitan. Same store NOI for the nine months ended September 30, 2014 was relatively unchanged compared to the corresponding period in 2013.

General Contracting and Real Estate Services Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Segment revenues	$31,532	$21,896	$71,261	$63,143
NOI	1,064	989	3,454	2,275
Operating margin	3.4%	4.5%	4.8%	3.6%

Segment revenues for the three and nine months ended September 30, 2014 increased $9.6 million and $8.1 million, respectively, compared to the corresponding periods in 2013. The increase in segment revenues resulted from higher volume on our construction contracts. NOI for the three and nine months ended September 30, 2014 increased $0.1 million and $1.2 million, respectively, compared to the corresponding periods in 2013. Our increased volume in the third quarter of 2014 helped to offset the slight decrease in operating margin compared to the third quarter of 2013. However, for the year-to-date period, we continue to experience better operating margins on our construction contracts during 2014 compared to 2013.

Backlog as of September 30, 2014 was $153.5 million compared to $59.5 million as of September 30, 2013. We executed $5.9 million and $177.9 million of new contract or change order work during the three and nine months ended September 30, 2014, respectively. The changes in backlog for the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	($ in thousands)
Beginning backlog	$178,987	$46,385
New contracts/change orders	5,914	177,895
Work performed	(31,401)	(70,780)

Ending backlog	$153,500	$153,500

During the nine months ended September 30, 2014, we executed a $166.5 million contract for the construction of Harbor Point, a 900,000 square foot mixed-use tower in Baltimore, Maryland. The building will become headquarters to Exelon’s Constellation business unit. Exelon is the nation’s leading competitive energy provider. Construction began in the spring of 2014 with completion expected in the spring of 2016. As of September 30, 2014, we had $143.8 million of backlog on the Harbor Point project.

Consolidated and Combined Results of Operations

Because of the timing of our IPO, the results of operations for the three months ended September 30, 2013 and the three and nine months ended September 30, 2014 reflect those of our company while the results of operations for the nine months ended September 30, 2013 reflect those of our Predecessor together with our company.

The following table summarizes the results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)
Revenues
Rental revenues	$16,713	$14,899	$1,814	$47,225	$42,528	$4,697
General contracting and real estate services revenues	31,532	21,896	9,636	71,261	63,143	8,118

Total revenues	48,245	36,795	11,450	118,486	105,671	12,815
Expenses
Rental expenses	4,414	3,840	574	12,230	10,468	1,762
Real estate taxes	1,480	1,317	163	4,231	3,777	454
General contracting and real estate services expenses	30,468	20,907	9,561	67,807	60,868	6,939
Depreciation and amortization	4,567	3,933	634	12,593	11,112	1,481
General and administrative expenses	1,741	1,638	103	5,768	5,212	556
Acquisition, development and other pursuit costs	174	—	174	174	—	174
Impairment charges	15	—	15	15	533	(518)

Total expenses	42,859	31,635	11,224	102,818	91,970	10,848

Operating income	5,386	5,160	226	15,668	13,701	1,967

Interest expense	(2,734)	(2,598)	(136)	(7,977)	(9,802)	1,825
Loss on extinguishment of debt	—	(1,127)	1,127	—	(2,252)	2,252
Gain on acquisitions	—	—	—	—	9,460	(9,460)
Other income (loss)	59	(109)	168	(23)	343	(366)

Income before taxes	2,711	1,326	1,385	7,668	11,450	(3,782)
Income tax benefit (provision)	43	(74)	117	(135)	137	(272)

Net income	$2,754	$1,252	$1,502	$7,533	$11,587	$(4,054)

Rental Revenues. Rental revenues for the three and nine months ended September 30, 2014 increased $1.8 million and $4.7 million, respectively, compared to the corresponding periods in 2013, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)
Office	$7,295	$6,364	$931	$20,363	$19,270	$1,093
Retail	6,086	5,683	403	17,559	16,071	1,488
Multifamily	3,332	2,852	480	9,303	7,187	2,116

	$16,713	$14,899	$1,814	$47,225	$42,528	$4,697

Office rental revenues increased during the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 because of the delivery and initial occupancy of our new 4525 Main Street office tower and higher occupancy at Two Columbus.

Retail rental revenues increased during the three months ended September 30, 2014 compared to the corresponding period in 2013 because of our acquisition of Dimmock Square on August 15, 2014 and higher occupancy in the South Retail section of the Town Center of Virginia Beach. Retail rental revenues increased during the nine months ended September 30, 2014 compared to the corresponding period in 2013 because of our consolidation of Bermuda Crossroads on May 13, 2013 and our acquisition of Dimmock Square on August 15, 2014.

Multifamily rental revenues increased during the three months ended September 30, 2014 compared to the corresponding period in 2013 because of higher occupancy at The Cosmopolitan, our acquisition of Liberty Apartments on January 17, 2014 and our delivery of the initial units at Encore Apartments in September 2014. Multifamily rental revenues increased during the nine months ended September 30, 2014 compared to the corresponding period in 2013 because of our consolidation of Smith’s Landing on May 13, 2013 and our acquisition of Liberty Apartments on January 17, 2014.

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues increased during the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 primarily because of higher volume on our construction contracts.

Rental Expenses. Rental expenses for the three and nine months ended September 30, 2014 increased $0.6 million and $1.8 million, respectively, compared to the corresponding periods in 2013, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)
Office	$1,742	$1,536	$206	$4,756	$4,341	$415
Retail	1,255	1,230	25	3,764	3,593	171
Multifamily	1,417	1,074	343	3,710	2,534	1,176

	$4,414	$3,840	$574	$12,230	$10,468	$1,762

Office rental expenses increased during the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 because of the initial operation of 4525 Main Street. Office rental expenses for the nine months ended September 30, 2014 were also impacted by higher asset management costs due to increased headcount.

Retail rental expenses increased during the three months ended September 30, 2014 compared to the corresponding period in 2013 because of our acquisition of Dimmock Square on August 15, 2014. Retail rental expenses increased during the nine months ended September 30, 2014 compared to the corresponding period in 2013 primarily because of our consolidation of Bermuda Crossroads on May 13, 2013.

Multifamily rental expenses increased during the three months ended September 30, 2014 compared to the corresponding period in 2013 because of our acquisition of Liberty Apartments on January 17, 2014. Multifamily rental expenses increased during the nine months ended September 30, 2014 compared to the corresponding period in 2013 because of our consolidation of Smith’s Landing on May 13, 2013 as well as our acquisition of Liberty Apartments.

Real Estate Taxes. Real estate taxes for the three and nine months ended September 30, 2014 increased $0.2 million and $0.5 million, respectively, compared to the corresponding periods in 2013, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	($ in thousands)
Office	$609	$545	$64	$1,697	$1,626	$71
Retail	540	515	25	1,546	1,461	85
Multifamily	331	257	74	988	690	298

	$1,480	$1,317	$163	$4,231	$3,777	$454

Office real estate taxes increased during the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 because of the initial operation of 4525 Main Street.

Retail real estate taxes increased during the three months ended September 30, 2014 compared to the corresponding period in 2013 because of our acquisition of Dimmock Square on August 15, 2014. Retail real estate taxes increased during the nine months ended September 30, 2014 compared to the corresponding period in 2013 because of our consolidation of Bermuda Crossroads on May 13, 2013 as well as our acquisition of Dimmock Square.

Multifamily real estate taxes increased during the three months ended September 30, 2014 compared to the corresponding period in 2013 because of our acquisition of Liberty Apartments on January 17, 2014. Multifamily real estate taxes increased during the nine months ended September 30, 2014 compared to the corresponding period in 2013 because of our consolidation of Smith’s Landing on May 13, 2013 as well as our acquisition of Liberty Apartments.

General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses increased during the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 because of higher volume on our construction contracts.

Depreciation and Amortization. Depreciation and amortization increased during the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 because of our acquisitions of Liberty Apartments on January 17, 2014 and Dimmock Square on August 15, 2014 as well as the initial operation of 4525 Main Street. Our consolidation of Bermuda Crossroads on May 13, 2013 also contributed to the increase in depreciation and amortization for the nine months ended September 30, 2014.

General and Administrative Expenses. General and administrative expenses increased during the three months ended September 30, 2014 compared to the corresponding period in 2013 because of higher back office and IT infrastructure costs. General and administrative expenses increased during the nine months ended September 30, 2014 compared to the corresponding period in 2013 because of higher regulatory and compliance costs incurred to operate as a public company.

Acquisition, Development and Other Pursuit Costs. During the three and nine months ended September 30, 2014, we recognized $0.2 million of acquisition, development and other pursuit costs related primarily to our acquisition of Dimmock Square.

Impairment Charges. Impairment charges for the three and nine months ended September 30, 2014 were nominal. We recognized impairment charges of $0.5 million during the three and nine months ended September 30, 2013 resulting from two retail tenants that vacated prior to their lease expiration. The impairment charge consisted of unamortized deferred leasing costs and lease incentives related to these two tenants.

Interest Expense. Interest expense increased during the three months ended September 30, 2014 compared to the corresponding period in 2013 because of our acquisition of Liberty Apartments and assumption of $17.0 million of debt secured by the property as well as the initial operation of 4525 Main Street. Interest expense decreased during the nine months ended September 30, 2014 because we repaid $174.7 million of debt secured by our stabilized portfolio during 2013. The decrease in interest expense was partially offset by our assumption of $25.0 million of debt secured by Smith’s Landing and $17.0 million of debt secured by Liberty Apartments.

Loss on Extinguishment of Debt. During the three months September 30, 2013, we recognized costs of $1.1 million for the defeasance of the loan secured by One Columbus. During the nine months ended September 30, 2013, we also recognized a $1.1 million loss on the extinguishment of $150.0 million of debt using a portion of the net proceeds from our IPO and borrowings under our credit facility.

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

Other Income (Loss). Other income (loss) increased during the three months ended September 30, 2014 compared to the corresponding period in 2013 because of positive mark-to-market adjustments on our interest rate derivatives. Other income (loss) decreased during the nine months ended September 30, 2014 compared to the corresponding period in 2013 because of our consolidation of Bermuda Crossroads and Smith’s Landing on May 13, 2013. We previously accounted for our noncontrolling interests in both Bermuda Crossroads and Smith’s Landing under the equity method and presented our earnings from each within other income. Negative mark-to-market adjustments on our interest rate derivatives also contributed to the decrease in other income (loss) during the nine months ended September 30, 2014.

Income Tax Benefit (Provision). Prior to the completion of our IPO on May 13, 2013, we made no provision for U.S. federal, state or local income taxes because the profits and losses of our Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts. Subsequent to the completion of our IPO, our TRSs through which we conduct our development and construction business are subject to federal, state and local corporate income taxes. The income tax benefit (provision) recognized during the three and nine months ended September 30, 2014 and 2013 is attributable to the taxable profits or losses of our TRSs.

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

As of September 30, 2014, we had unrestricted cash and cash equivalents of $17.1 million and restricted cash in escrow of $4.4 million available for both current liquidity needs as well as development activities. As of September 30, 2014, we had $90.0 million available under our credit facility to meet our short-term liquidity requirements.

Credit Facility

On May 13, 2013, we closed on a $100.0 million senior secured credit facility that includes an accordion feature that allows us to increase the borrowing capacity under the facility up to $250.0 million, subject to certain conditions. On October 10, 2013, we increased the borrowing capacity under the credit facility to $155.0 million pursuant to the accordion feature by adding six properties to the borrowing base collateral. As of September 30, 2014, the following ten properties collectively served as the borrowing base collateral for the credit facility: (i) Armada Hoffler Tower, (ii) Richmond Tower, (iii) One Columbus, (iv) Two Columbus, (v) Virginia Natural Gas, (vi) Sentara Williamsburg, (vii) a portion of North Point Center, (viii) Gainsborough Square, (ix) Parkway Marketplace and (x) Courthouse 7-Eleven.

The credit facility matures on May 13, 2016 and includes an optional one-year extension (assuming our compliance with applicable covenants and conditions) for a fee equal to 0.25% of the then applicable maximum amount of the credit facility.

The credit facility bears interest at LIBOR plus 1.60% to 2.20%, depending on our total leverage ratio. As of September 30, 2014, the interest rate on the credit facility was LIBOR plus 1.95%. In addition to interest owed under the credit facility, we are obligated to pay an annual fee based on the average unused portion of the credit facility. This fee is payable quarterly in arrears and is 0.25% of the amount of the unused portion of the credit facility if amounts borrowed are greater than 50% of the credit facility and 0.30% of the unused portion of the credit facility if amounts borrowed are less than 50% of the credit facility.

As of September 30, 2014, we had $54.0 million borrowed under the credit facility and had standby letters of credit issued under the credit facility totaling $11.0 million. As of September 30, 2014, we had $90.0 million of aggregate capacity available under the credit facility. On October 15, 2014, we borrowed an additional $10.0 million under the credit facility.

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

The credit facility permits investments in the following types of assets: (i) unimproved land holdings in an aggregate amount not exceeding 5% of our total asset value, (ii) construction in progress in an aggregate amount not exceeding 25% of our total asset value and (iii) unconsolidated affiliates in an aggregate amount not exceeding 5% of our total asset value. Investments in these types of assets cannot collectively exceed 30% of our total asset value. In addition to these financial covenants, the credit facility requires us to comply with various customary affirmative and negative covenants that restrict our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions.

We are currently in compliance with all covenants under the credit facility.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2014 ($ in thousands):

	Amount Outstanding		Interest Rate (1)	Effective Rate for Variable-Rate Debt as of September 30, 2014		Maturity Date	Balance at Maturity
Oyster Point	$6,323		5.41%			December 1, 2015	$6,089
Broad Creek Shopping Center
Note 1	4,465		LIBOR+2.25	2.41%		October 31, 2018	4,223
Note 2	8,197		LIBOR+2.25	2.41%		October 31, 2018	7,752
Note 3	3,432		LIBOR+2.25	2.41%		October 31, 2018	3,246
Hanbury Village
Note 1	21,278		6.67			October 11, 2017	20,499
Note 2	4,108		LIBOR+2.25	2.41%		October 31, 2018	3,777
Harrisonburg Regal	3,706		6.06			June 8, 2017	3,165
North Point Center
Note 1	10,193		6.45			February 5, 2019	9,333
Note 2	2,775		7.25			September 15, 2025	1,344
Note 4	1,011		5.59			December 1, 2014	1,007
Note 5	690		LIBOR+2.00	3.57	%(2)	February 1, 2017	641
Tyre Neck Harris Teeter	2,449		LIBOR+2.25	2.41%		October 31, 2018	2,235
249 Central Park Retail	15,635		5.99			September 8, 2016	15,084
South Retail	6,898		5.99			September 8, 2016	6,655
Studio 56 Retail	2,636		3.75			May 7, 2015	2,592
Commerce Street Retail	5,566		LIBOR+2.25	2.41%		October 31, 2018	5,264
Fountain Plaza Retail	7,818		5.99			September 8, 2016	7,542
Dick’s at Town Center	8,242		LIBOR+2.75	2.91%		October 31, 2017	7,889
The Cosmopolitan	47,282		3.75			July 1, 2051	—
Smith’s Landing	24,551		LIBOR+2.15	2.31%		January 31, 2017	23,793

Stabilized Portfolio	$187,255						$132,130
Credit Facility	54,000		LIBOR+1.60-2.20	2.11%		May 13, 2016	54,000
4525 Main Street	29,600		LIBOR+1.95	2.11%		January 30, 2017	29,600
Encore Apartments	19,568		LIBOR+1.95	2.11%		January 30, 2017	19,568
Whetstone Apartments	12,651		LIBOR+1.90	2.06%		October 8, 2016	12,651
Sandbridge Commons	5,092		LIBOR+1.85	2.01%		January 17, 2018	5,092
Oceaneering	7,699		LIBOR+1.75	1.91%		February 28, 2018	7,699
Commonwealth of Virginia – Chesapeake	709		LIBOR+1.90	2.06%		August 28, 2017	709
Liberty Apartments	20,673	(3)	5.66			November 1, 2043	—

Total	$337,247						$261,449

Unamortized fair value adjustments	(1,455)

Indebtedness	$335,792

(1)	LIBOR rate is determined by individual lenders.
(2)	Subject to an interest rate swap lock.
(3)	Principal balance excluding fair value adjustments.

We currently are in compliance with all covenants on our outstanding indebtedness.

As of September 30, 2014, our outstanding indebtedness matures during the following years:

Year	Amount Due	Percentage of Total
	($ in thousands)

2014	$1,007	<1%
2015	8,681	3
2016	95,932	37
2017	105,864	40
2018 and thereafter	49,965	19

	$261,449	100%

On November 3, 2014, we repaid the North Point Center Note 4 for $1.0 million.

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. Using an interest rate swap lock, we fixed our interest payments under North Point Center Note 5 at 3.57% through maturity on February 1, 2017.

As of September 30, 2014, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
May 31, 2012	May 29, 2015	1.09%	$8,950
September 1, 2013	March 1, 2016	3.50%	25,198
September 1, 2013	March 1, 2016	3.50%	37,848
September 1, 2013	March 1, 2016	1.50%	40,000
October 4, 2013	April 1, 2016	1.50%	18,500
March 14, 2014	March 1, 2017	1.25%	50,000

Total			$180,496

As of September 30, 2014, the notional amounts of our LIBOR interest rate cap agreements with strike rates below and above 1.50% were as follows ($ in thousands):

Strike Rate	Notional Amount
≤ 1.50%	$117,450
>1.50%	63,046

Total	$180,496

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of September 30, 2014, we had aggregate outstanding letters of credit totaling $11.0 million, which are scheduled to expire during 2014 and 2015. However, we may renew our standby letters of credit for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Nine Months Ended September 30,
	2014	2013	Change
	($ in thousands)
Operating activities	$21,292	$18,188	$3,104
Investing activities	(87,470)	(29,215)	(58,255)
Financing activities	64,397	11,402	52,995

Net (decrease) increase	$(1,781)	$375	$(2,156)

Cash and cash equivalents, beginning of period	$18,882	$9,400
Cash and cash equivalents, end of period	$17,101	$9,775

Net cash from operating activities increased $3.1 million during the nine months ended September 30, 2014 compared to the corresponding period in 2013. The increase resulted from higher NOI from our office, retail and multifamily segments, higher gross profits from our general contracting and real estate services segment and lower interest costs.

Net cash used in investing activities increased $58.3 million during the nine months ended September 30, 2014 compared to the corresponding period in 2013. The increase resulted primarily from greater investment in new real estate development. During the nine months ended September 30, 2014, we invested $77.1 million in the development and construction of the projects in our development pipeline compared to $24.9 million during the corresponding period in 2013.

Net cash from financing activities increased $53.0 million during the nine months ended September 30, 2014 compared to the corresponding period in 2013. The increase resulted primarily from lower debt repayments and increased borrowings, partially offset by lower net proceeds from equity offerings. During the nine months ended September 30, 2014, we made debt repayments of $61.5 million, including $49.0 million on our credit facility, compared to debt repayments of $184.6 million during the corresponding period in 2013. We borrowed $92.4 million on our construction loans and credit facility during the nine months ended September 30, 2014 compared to $62.7 million during the corresponding period in 2013. On September 15, 2014, we completed an underwritten public offering of 5.75 million shares of common stock raising net proceeds of $49.3 million. Net proceeds raised from our IPO during the nine months ended September 30, 2013 was $195.6 million. In 2013, we also paid $47.2 million as partial consideration to prior investors upon completing our IPO and related Formation Transactions.

Non-GAAP Financial Measures

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.

FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared period over period, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

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

The following table sets forth a reconciliation of FFO for the three and nine months ended September 30, 2014 and 2013 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Net income	$2,754	$1,252	$7,533	$11,587
Depreciation and amortization	4,567	3,933	12,593	11,112
Gain on acquisitions	—	—	—	(9,460)
Real estate joint ventures, net	—	—	—	(85)

Funds from operations	$7,321	$5,185	$20,126	$13,154

FFO for the three months ended September 30, 2014 increased $2.1 million compared to the corresponding period in 2013 because of the positive initial leasing performance of 4525 Main Street, our acquisition of Dimmock Square, increased occupancy and same store NOI in each of our operating property segments and the negative impact of a $1.1 million loss on debt extinguishment during the three months ended September 30, 2013.

FFO for the nine months ended September 30, 2014 increased $7.0 million compared to the corresponding period in 2013 because of our consolidation of Bermuda Crossroads and Smith’s Landing, higher gross profit from our general contracting and real estate services segment, the positive initial leasing performance of 4525 Main Street, our acquisition of Dimmock Square, higher overall same store NOI from our operating property portfolio, lower interest expense and the negative impact of a $2.3 million loss on debt extinguishment during the nine months ended September 30, 2013.

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

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is daily LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis, we also use derivative financial instruments to manage interest rate risk. We do not use derivatives for trading or other speculative purposes. We have not designated any of our derivatives as hedges for accounting purposes.

As of September 30, 2014, approximately $144.8 million, or 43%, of our debt had fixed interest rates and approximately $191.0 million, or 57%, had variable interest rates. Considering interest rate swaps, approximately $190.3 million of our debt is subject to interest rate risk. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.9 million per year. As of September 30, 2014, LIBOR was approximately 16 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $0.3 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: November 12, 2014	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2014	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

15.1 *	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Definition Linkbase

*	Filed herewith