Form 10-K
period 2014-12-31
Armada Hoffler Properties, Inc.
filed 2015-03-16
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $183.5 million, based on the closing sales price of $9.68 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 13, 2015, the registrant had 25,081,267 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2014.

ARMADA HOFFLER PROPERTIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

ii

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

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing for the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2014, we owned, through a combination of direct and indirect interests, 62.9% of the units of limited partnership interest in our Operating Partnership (“OP Units”).

2014 Highlights

The following highlights our results of operations and significant transactions for the year ended December 31, 2014:

•	Net income of $12.8 million compared to $14.5 million for the year ended December 31, 2013.

•	Funds from operations (“FFO”) of $28.1 million compared to $19.8 million for the year ended December 31, 2013.

•	Cash from operating activities of $31.4 million compared to $22.2 million for the year ended December 31, 2013.

•	Net operating income (“NOI”) of $46.9 million compared to $42.1 million for the year ended December 31, 2013:

•	Office NOI of $19.1 million compared to $17.9 million

•	Retail NOI of $16.8 million compared to $15.0 million

•	Multifamily NOI of $6.4 million compared to $5.5 million

•	General contracting and real estate services NOI of $4.6 million compared to $3.7 million

•	Same store NOI of $36.0 million compared to $35.3 million for the year ended December 31, 2013:

•	Office same store NOI of $17.4 million compared to $17.3 million

•	Retail same store NOI of $14.4 million compared to $13.9 million

•	Multifamily same store NOI of $4.2 million compared to $4.1 million

•	Stabilized occupancy by segment as of December 31, 2014 compared to December 31, 2013:

•	Office occupancy at 95.2% compared to 95.2%

•	Retail occupancy at 96.4% compared to 93.4%

•	Multifamily occupancy at 95.7% compared to 94.2%

•	Acquired Liberty Apartments on January 17, 2014.

•	Acquired Dimmock Square on August 15, 2014.

•	Sold the Virginia Natural Gas office property on November 20, 2014.

•	Invested $98.5 million in new real estate development and delivered 4525 Main Street, Greentree Shopping Center, the initial units at both Encore Apartments and Whetstone Apartments, and the redeveloped space at Dick’s at Town Center.

•	Executed $215.3 million of new third-party construction contract work.

•	Third-party construction backlog of $159.1 million as of December 31, 2014.

•	Raised $49.3 million of net proceeds through an underwritten public offering of common stock on September 15, 2014.

•	Declared cash dividends of $0.64 per share.

For definitions and discussion of FFO, NOI and same store NOI, see the sections below entitled “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Competitive Strengths

We believe that we distinguish ourselves from other REITs through the following competitive strengths:

•	High-Quality, Diversified Portfolio. Our portfolio consists of institutional-grade, premier office, retail and multifamily properties located in Virginia and North Carolina. Our properties are generally in the top tier of commercial properties in their markets and offer Class-A amenities and finishes. Our properties have an average age of 10 years, and were, with few exceptions, built and developed by us.

•	Seasoned, Committed and Aligned Senior Management Team with a Proven Track Record. Our senior management team has extensive experience developing, constructing, owning, operating, renovating and financing institutional-grade office, retail, multifamily and hotel properties in the Mid-Atlantic region. As of December 31, 2014, our executive officers, directors and their respective affiliates collectively owned approximately 24% of our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

•	Strategic Focus on Attractive Mid-Atlantic Markets. We focus our activities in our target markets in the Mid-Atlantic region of the United States that demonstrate attractive fundamentals driven by favorable supply and demand characteristics and limited competition from other large, well-capitalized operators. We believe that our longstanding presence in our target markets provides us with significant advantages in sourcing and executing development opportunities, identifying and mitigating potential risks and negotiating attractive pricing.

•	Extensive Experience with Construction and Development. Our platform consists of development, construction and asset management capabilities, which comprise an integrated delivery system for every project that we build for our own account or for third-party clients. This integrated approach provides a single source of accountability for design and construction, simplifies coordination and communication among the relevant stakeholders in each project and provides us valuable insight from an operational perspective. We believe that being regularly engaged in construction and development projects provides us significant and distinct advantages, including enhanced market intelligence, greater insight into best practices, enhanced operating leverage and “first look” access to development and ownership opportunities in our target markets.

•	Longstanding Public and Private Relationships. We have extensive experience with public/private real estate development projects dating back to 1984, having worked with the Commonwealth of Virginia, the State of Georgia and the Kingdom of Sweden, as well as various municipalities. Through our experience and longstanding relationships with governmental entities such as these, we have learned to successfully navigate the often complex and time-consuming government approval process, which has given us the ability to capture opportunities that we believe many of our competitors are unable to pursue.

Our Business and Growth Strategies

Our primary business objectives are to: (i) continue to develop, build and own institutional-grade office, retail and multifamily properties in our target markets, (ii) finance and operate our portfolio in a manner that increases cash flow and property values, (iii) execute new third-party construction work with consistent operating margins and (iv) pursue selective acquisition opportunities, particularly when the acquisition involves a significant redevelopment aspect. We will seek to achieve our objectives through the following strategies:

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

Our Properties

We generally consider a property to be stabilized when it reaches 80% occupancy or three years after acquisition or completion. As of December 31, 2014, our stabilized operating property portfolio comprised the following:

Property	Location	Year Built	Net Rentable Square Feet(1)		% Leased(2)	Annualized Base Rent(3)	Annualized Base Rent per Leased SF(3)	Average Net Effective Annual Base Rent per Leased SF(4)
Office Properties
Armada Hoffler Tower(5)	Virginia Beach, VA	2002	323,966		96.4%	$8,320,174	$26.63	$27.46
One Columbus	Virginia Beach, VA	1984	129,424		100.0%	3,018,331	23.32	23.34
Two Columbus	Virginia Beach, VA	2009	108,464		91.2%	2,528,923	25.56	25.75
Richmond Tower	Richmond, VA	2010	206,969		98.6%	7,569,747	37.09	41.81
Oyster Point	Newport News, VA	1989	100,139		80.0%	1,767,387	22.06	21.12
Sentara Williamsburg(6)	Williamsburg, VA	2008	49,200		100.0%	1,006,140	20.45	20.50

Subtotal / Weighted Average(7)			918,162		95.2%	$24,210,702	$27.70	$29.04

Retail Properties Not Subject to Ground Lease
Bermuda Crossroads	Chester, VA	2001	111,566		98.6%	$1,522,001	$13.84	$14.03
Broad Creek Shopping Center	Norfolk, VA	1997-2001	227,691		97.3%	3,091,636	13.95	12.66
Courthouse 7-Eleven	Virginia Beach, VA	2011	3,177		100.0%	125,000	39.35	43.81
Gainsborough Square	Chesapeake, VA	1999	88,862		96.5%	1,346,126	15.69	15.16
Hanbury Village	Chesapeake, VA	2006-2009	61,049		86.4%	1,278,659	24.26	24.46
North Point Center	Durham, NC	1998-2009	215,690		93.1%	2,383,713	11.87	11.91
Parkway Marketplace	Virginia Beach, VA	1998	37,804		100.0%	737,456	19.51	19.44
Harrisonburg Regal	Harrisonburg, VA	1999	49,000		100.0%	683,550	13.95	13.95
Dick’s at Town Center	Virginia Beach, VA	2002	103,335		100.0%	1,179,866	11.42	11.72
249 Central Park Retail(8)	Virginia Beach, VA	2004	91,171		91.6%	2,424,086	29.04	28.29
Studio 56 Retail	Virginia Beach, VA	2007	11,600		84.8%	371,200	37.75	37.58
Commerce Street Retail(9)	Virginia Beach, VA	2008	19,173		100.0%	781,588	40.77	37.06
Fountain Plaza Retail	Virginia Beach, VA	2004	35,961		100.0%	970,230	26.98	26.79
South Retail	Virginia Beach, VA	2002	38,493		100.0%	921,559	23.94	24.31
Dimmock Square	Colonial Heights, VA	1998	106,166		100.0%	1,769,435	16.67	16.76

Subtotal / Weighted Average(10)			1,200,738		96.4%	$19,586,105	$16.92	$16.61

Retail Properties Subject to Ground Lease
Bermuda Crossroads(11)	Chester, VA	2001		(13)	100.0%	163,350
Broad Creek Shopping Center(12)	Norfolk, VA	1997-2001		(14)	100.0%	588,126
Hanbury Village(11)	Chesapeake, VA	2006-2009		(15)	100.0%	1,067,598
North Point Center(11)	Durham, NC	1998-2009		(16)	100.0%	1,062,784
Tyre Neck Harris Teeter(12)	Portsmouth, VA	2011		(17)	100.0%	508,134

Subtotal / Weighted Average					100.0%	$3,389,992

Total / Weighted Average Retail Portfolio			1,200,738	(18)	96.4%	$22,976,097	$16.92	$16.61

Total / Weighted Average Office and Retail Portfolio			2,118,900		95.9%	$47,186,799	$21.56	$21.95

Property	Location	Year Built	Units(19)	% Leased(2)	Annualized Base Rent(20)	Average Monthly Base Rent per Leased Unit(21)
Multifamily
Smith’s Landing(22)	Blacksburg, VA	2009	284	97.9%	$3,472,020	$1,040.77
The Cosmopolitan(23)	Virginia Beach, VA	2006	342	93.9%	6,937,078	1,571.26

Total / Weighted Average Multifamily Portfolio			626	95.7%	$10,409,098	$1,325.06

(1)	The net rentable square footage for each of our office properties is the sum of (a) the square footages of existing leases, plus (b) for available space, management’s estimate of net rentable square footage based, in part, on past leases. The net rentable square footage included in office leases is generally determined consistently with the Building Owners and Managers Association, or BOMA, 1996 measurement guidelines. The net rentable square footage for each of our retail properties is the sum of (a) the square footages of existing leases, plus (b) for available space, the field verified square footage.
(2)	Percentage leased for each of our office and retail properties is calculated as (a) square footage under executed leases as of December 31, 2014, divided by (b) net rentable square feet, expressed as a percentage. Percentage leased for our multifamily properties is calculated as (a) total units occupied as of December 31, 2014, divided by (b) total units available, expressed as a percentage.
(3)	For the properties in our office and retail portfolios, annualized base rent is calculated by multiplying (a) base rental payments for executed leases as of December 31, 2014 (defined as cash base rents (before abatements) excluding tenant reimbursements for expenses paid by the landlord), by (b) 12. Annualized base rent per leased square foot is calculated by dividing (a) annualized base rent, by (b) square footage under commenced leases as of December 31, 2014. In the case of triple net or modified gross leases, annualized base rent does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.
(4)	Average net effective annual base rent per leased square foot represents (a) the contractual base rent for leases in place as of December 31, 2014, calculated on a straight-line basis to amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (b) square footage under commenced leases as of December 31, 2014.
(5)	As of December 31, 2014, the Company occupied 18,984 square feet at this property at an annualized base rent of $529,746, or $27.90 per leased square foot, which amounts are reflected in the percentage leased, annualized base rent and annualized base rent per square foot columns in the table. The rent paid by us is eliminated from our revenues in consolidation. In addition, effective March 1, 2013, the Company subleases approximately 5,000 square feet of space from a tenant at this property.
(6)	This property is subject to a triple net lease pursuant to which the tenant pays operating expenses, insurance and real estate taxes.
(7)	Includes square footage and annualized base rent pursuant to leases for space occupied by us.
(8)	As of December 31, 2014, the Company occupied 8,995 square feet at this property at an annualized base rent of $287,300, or $31.94 per leased square foot, which amounts are reflected in the percentage leased, annualized base rent and annualized base rent per square foot columns in the table. The rent paid by us is eliminated from our revenues in consolidation.
(9)	Includes $32,460 of annualized base rent pursuant to a rooftop lease.
(10)	Includes square footage and annualized base rent pursuant to leases for space occupied by us.
(11)	The Company owns the land and the tenant owns the improvements thereto. The Company will succeed to the ownership of the improvements to the land upon the termination of the ground lease.
(12)	The Company leases the land underlying this property from the owner of the land pursuant to a ground lease. The Company re-leases the land to our tenant under a separate ground lease pursuant to which our tenant owns the improvements on the land.
(13)	Tenants collectively lease approximately 139,356 square feet of land from us pursuant to ground leases.
(14)	Tenants collectively lease approximately 299,170 square feet of land from us pursuant to ground leases.
(15)	Tenants collectively lease approximately 105,988 square feet of land from us pursuant to ground leases.
(16)	Tenants collectively lease approximately 1,443,985 square feet of land from us pursuant to ground leases.
(17)	Tenant leases approximately 200,073 square feet of land from us pursuant to a ground lease.
(18)	The total square footage of our retail portfolio excludes the square footage of land subject to ground leases.
(19)	Units represent the total number of apartment units available for rent at December 31, 2014.
(20)	For the properties in our multifamily portfolio, annualized base rent is calculated by multiplying (a) base rental payments for the month ended December 31, 2014 by (b) 12.
(21)	Average monthly base rent per leased unit represents the average monthly rent for all leased units for the month ended December 31, 2014.
(22)	The Company leases the land underlying this property from the owner of the land pursuant to a ground lease.
(23)	The annualized base rent for The Cosmopolitan includes $885,000 of annualized rent from 15 retail leases at the property.

The following tables summarize the scheduled expirations of leases in our stabilized office and retail operating property portfolios as of December 31, 2014. The information in the following tables does not assume the exercise of any renewal options.

Office Lease Expirations

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	Annualized Base Rent	% of Stabilized Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot
Available	—	43,974	4.8%	$—	—	$—
2015	12	17,012	1.9%	424,967	1.8%	24.98
2016	15	41,197	4.5%	977,367	4.0%	23.72
2017	6	65,186	7.1%	1,564,421	6.5%	24.00
2018	19	162,718	17.7%	4,435,761	18.3%	27.26
2019	10	95,977	10.5%	2,268,983	9.4%	23.64
2020	5	43,731	4.8%	1,176,453	4.9%	26.90
2021	4	41,363	4.5%	973,852	4.0%	23.54
2022	3	48,117	5.2%	1,295,525	5.4%	26.92
2023	4	115,889	12.6%	2,578,196	10.6%	22.25
Thereafter	8	242,998	26.5%	8,515,177	35.2%	35.04

Total / Weighted Average	86	918,162	100.0%	$24,210,702	100.0%	$27.70

Retail Lease Expirations

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	Annualized Base Rent	% of Stabilized Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot
Available	—	43,386	3.6%	$—	—	$—
2015	16	51,906	4.3%	1,063,979	5.4%	20.50
2016	23	73,259	6.1%	1,651,561	8.4%	22.54
2017	25	152,603	12.7%	2,223,266	11.4%	14.57
2018	23	136,687	11.4%	2,034,025	10.4%	14.88
2019	25	327,441	27.3%	4,795,311	24.5%	14.64
2020	18	200,877	16.7%	2,770,105	14.1%	13.79
2021	5	25,204	2.1%	740,832	3.8%	29.39
2022	6	83,588	7.0%	1,216,663	6.2%	14.56
2023	6	49,460	4.1%	1,331,093	6.8%	26.91
Thereafter	11	56,327	4.7%	1,759,270	9.0%	31.23

Total / Weighted Average	158	1,200,738	100.0%	$19,586,105	100.0%	$16.92

Tenant Diversification

The following tables list the 10 tenants in each of our stabilized office and retail operating property portfolios with the greatest annualized base rent as of December 31, 2014:

Office Tenant	Annualized Base Rent	% of Stabilized Office Portfolio Annualized Base Rent	% of Total Stabilized Portfolio Annualized Base Rent
Williams Mullen	$7,978,920	33.0%	13.9%
Sentara Medical Group	1,006,140	4.2%	1.7%
Cherry Bekaert	958,984	4.0%	1.7%
Hampton University	891,087	3.7%	1.5%
GSA	856,448	3.5%	1.5%
Troutman Sanders	805,605	3.3%	1.4%
The Art Institute	787,226	3.3%	1.4%
Pender & Coward	781,536	3.2%	1.4%
Kimley-Horn	682,162	2.8%	1.2%
Hankins & Anderson	583,071	2.4%	1.0%

Top 10 Total	$15,331,179	63.3%	26.6%

Retail Tenant	Annualized Base Rent	% of Stabilized Retail Portfolio Annualized Base Rent	% of Total Stabilized Portfolio Annualized Base Rent
Home Depot	$2,189,900	9.5%	3.8%
Harris Teeter	1,430,532	6.2%	2.5%
Food Lion	1,282,568	5.6%	2.2%
Dick’s Sporting Goods	798,000	3.5%	1.4%
Regal Cinemas	683,550	3.0%	1.2%
PetSmart	618,704	2.7%	1.1%
Kroger	552,864	2.4%	1.0%
Yard House	538,000	2.3%	0.9%
Rite Aid	484,193	2.1%	0.8%
Walgreens	447,564	1.9%	0.8%

Top 10 Total	$9,025,875	39.3%	15.7%

Clark Nexsen leases approximately 85,000 square feet of office space at 4525 Main Street. Because 4525 Main Street had not yet reached stabilization as of December 31, 2014, annualized base rent of $2.4 million from Clark Nexsen has been excluded from the preceding tables.

Development Pipeline

In addition to the properties in our stabilized operating property portfolio as of December 31, 2014, we had the following properties in various stages of development and stabilization ($ in thousands):

Pending Delivery						Schedule(1)			AHH
Property	Location	Estimated Size (1)		Estimated Cost (1)	Incurred Cost	Start	Initial Occupancy	Stabilized Operation	Ownership % (1)		Property Type
Oceaneering	Chesapeake, VA	155,000 sf		$26,000	$22,000	4Q13	1Q15	1Q15	100%		Office
Sandbridge Commons	Virginia Beach, VA	70,000 sf	(2)	13,000	9,000	4Q13	1Q15	4Q15	100%		Retail
Commonwealth of Virginia – Chesapeake	Chesapeake, VA	36,000 sf		7,000	7,000	2Q14	1Q15	1Q15	100%		Office
Commonwealth of Virginia – Virginia Beach	Virginia Beach, VA	11,000 sf		3,000	3,000	2Q14	1Q15	1Q15	100%		Office
Lightfoot Marketplace	Williamsburg, VA	88,000 sf	(2)	24,000	11,000	3Q14	1Q16	2Q17	60	% (3)	Retail
Johns Hopkins Village	Baltimore, MD	157 units		65,000	2,000	1Q15	3Q16	4Q16	80%		Multifamily

				$138,000	$54,000

Delivered Not Stabilized						Schedule(1)			AHH
Property	Location	Estimated Size (1)		Estimated Cost (1)	Incurred Cost	Start	Initial Occupancy	Stabilized Operation	Ownership % (1)		Property Type
4525 Main Street (4)	Virginia Beach, VA	239,000 sf		$50,000	$44,000	1Q13	3Q14	1Q16	100%		Office
Greentree Shopping Center	Chesapeake, VA	18,000 sf		6,000	5,000	4Q13	3Q14	3Q15	100%		Retail
Encore Apartments (4)	Virginia Beach, VA	286 units		34,000	31,000	1Q13	3Q14	4Q15	100%		Multifamily
Whetstone Apartments	Durham, NC	203 units		29,000	27,000	2Q13	3Q14	4Q15	100%		Multifamily

				$119,000	$107,000

Redevelopment						Schedule
Property	Location	Estimated Size (1)		Estimated Cost (1)	Incurred Cost	Start	Complete (1)	Property Type	Tenant		% Leased
Dick’s at Town Center (4)	Virginia Beach, VA	20,000 sf		$2,000	$2,000	1Q14	4Q14	Retail	USI Insurance Services		100%

Total				$259,000	$163,000

(1)	Represents estimates that may change as the development process proceeds.
(2)	Estimated square footage includes land subject to ground lease that will be excluded from portfolio square footage upon stabilization.
(3)	We are entitled to a preferred return on our equity prior to any distributions to minority partners.
(4)	Located in the Town Center of Virginia Beach.

Our execution on all of the projects identified in the preceding table are subject to, among other factors, regulatory approvals, financing availability and suitable market conditions.

The Oceaneering International facility is a 155,000 square foot office and manufacturing building that will serve as Oceaneering International’s operational base in Virginia. The building is 100% pre-leased to Oceaneering International, which has agreed to a 15-year lease with us. We facilitated this public/private transaction among the City of Chesapeake, the Commonwealth of Virginia and Oceaneering International. We delivered the completed project in February 2015.

Sandbridge Commons continues our long-standing relationship with Harris Teeter, which has agreed to anchor this new shopping center pursuant to a 20-year ground lease. In addition to a 53,000 square foot Harris Teeter grocery store, Sandbridge Commons will include approximately 17,000 square feet of small shop retail space. The site includes two outparcels that we may either lease or sell.

Commonwealth of Virginia Projects: In January 2015, we delivered two new administrative buildings to the Commonwealth of Virginia—one in Chesapeake and one in Virginia Beach—totaling 47,000 square feet. The properties are 100% pre-leased to the Commonwealth of Virginia, which agreed to 15-year leases for both locations.

Lightfoot Marketplace will be a grocery-anchored shopping center in Williamsburg, Virginia. We expect to complete phase one of the project, consisting of approximately 88,000 square feet, in early 2016. Harris Teeter has signed a 20-year ground lease for a new 53,000 square foot store. Phase one of Lightfoot Marketplace will include an additional 35,000 square feet of shops and restaurants. Phase two represents an opportunity for us to develop another 42,000 square feet in the future.

Johns Hopkins Village will include student housing, retail space and parking located adjacent to Johns Hopkins University’s Homewood campus in Baltimore, Maryland. This mixed-use development is designed to complement both the Homewood campus and nearby Charles Village neighborhood and provide a catalyst for future development in the area. CVS has agreed to lease 10,500 square feet of retail space in the new development. We have agreed to a 65-year ground lease for the site and anticipate commencing construction during March 2015.

4525 Main Street is our most recent addition to the Town Center of Virginia Beach and is located at the intersection of Main Street and Town Center Drive across from The Cosmopolitan, One Columbus and Armada Hoffler Tower. This 15-story office tower is anchored by Clark Nexsen, an international architecture and engineering firm, to whom we delivered approximately 85,000 square feet of office space in July 2014. Additionally, we delivered to the City of Virginia Beach Development Authority approximately 23,000 square feet of office space in June 2014. 4525 Main Street also features approximately 26,000 square feet of ground floor retail space anchored by Anthropologie, which opened in October 2014. All of the remaining retail space is under lease by West Elm and Tupelo Honey Cafe.

Greentree Shopping Center features a Wawa convenience store and gas station adjacent to a new Walmart Neighborhood Market. We delivered to Walmart their pad-ready site on schedule in the first quarter of 2014. We have a long-term ground lease with Wawa and delivered their pad on schedule in May 2014. We delivered the remaining retail space during 2014.

Encore Apartments are also located in the Town Center of Virginia Beach adjacent to 4525 Main Street. Encore Apartments feature free covered parking, a private pool, a business center and meeting space. We delivered the first units at Encore Apartments in September 2014.

Whetstone Apartments is Durham, North Carolina’s newest urban community and is conveniently located near Duke University. We delivered the initial units at Whetstone Apartments in September 2014. On February 26, 2015, we entered into a definitive agreement to sell Whetstone Apartments for $35.6 million. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2015.

Dick’s at Town Center: During 2014, we renovated and expanded the vacant space adjacent to Dick’s Sporting Goods in the Town Center of Virginia Beach. We delivered the redeveloped 20,000 square feet of office space to USI Insurance Services in December 2014.

Acquisitions and Dispositions

On January 17, 2014, we completed our acquisition of Liberty Apartments for total consideration of $26.7 million, consisting of 695,652 OP Units, $3.0 million of cash and the assumption of $17.0 million of debt. Liberty Apartments are located in Newport News, Virginia, next to another one of our public/private partnership projects—the Newport News Apprentice School of Shipbuilding. In addition to 197 apartment units, Liberty Apartments also feature approximately 28,000 square feet of retail space.

On August 15, 2014, we completed our acquisition of Dimmock Square for total consideration of $19.7 million, consisting of 990,952 OP Units and $10.1 million of cash that we used to immediately defease the loan secured by the property. Dimmock Square is a 100% occupied 106,166 square foot retail center located in Colonial Heights, Virginia. The center is anchored by Old Navy, Best Buy and Pier 1 Imports.

On November 20, 2014, we completed the sale of the Virginia Natural Gas office property for $8.9 million in cash. Net proceeds to us after transaction costs and tax protection payments were $7.4 million. The gain on the disposition of the Virginia Natural Gas office property was $2.2 million.

On January 5, 2015, we completed the sale of the Sentara Williamsburg office property for $15.4 million in cash. Net proceeds to us after transaction costs were $15.2 million. The gain on the disposition of the Sentara Williamsburg office property was $6.2 million. We plan to use the net proceeds from the Sentara Williamsburg sale in combination with the issuance of common stock to acquire two grocery store anchored retail centers in Maryland for a combined purchase price of approximately $39.1 million. These pending acquisitions will add over 185,000 square feet to our portfolio. Both transactions are subject to customary closing conditions and are expected to close by the end of the first quarter of 2015.

On January 9, 2015, we entered into an agreement to purchase a 57,000 square foot grocery store anchored retail center in Myrtle Beach, South Carolina for $8.7 million, including the assumption of approximately $5.1 million of debt. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2015.

On February 13, 2015, we agreed to the future sale of the Oyster Point office property for $6.5 million in cash. We intend to complete the sale on January 15, 2017, subject to customary closing conditions.

Segments

As of December 31, 2014, we operated in four business segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services. Additional information regarding our four operating segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our consolidated and combined financial statements in Item 8 of this Annual Report on Form 10-K.

Tax Status

We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2013. Our continued qualification as a REIT will depend upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”) relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operation will enable us to maintain the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. In addition, we have elected to treat AHP Holding, Inc., which, through its wholly-owned subsidiaries, operate our construction, development and third-party asset management businesses, as a taxable REIT subsidiary (“TRS”).

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

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and we are aware that some particular properties may currently be in non-compliance with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance, the imposition of fines, an award of damages to private litigants and a limitation on our ability to refinance outstanding indebtedness. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products, propane or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. As a result, some of our properties have been or may be impacted by contamination arising from the releases of such hazardous substances or petroleum products. Where we have deemed appropriate, we have taken steps to address identified contamination or mitigate risks associated with such contamination; however, we are unable to ensure that further actions will not be necessary. As a result of the foregoing, we could potentially incur material liability.

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

Competition

We compete with a number of developers, owners and operators of office, retail and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-lease space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space.

We also face competition when pursuing development and acquisition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us and otherwise be in a better position to acquire or develop a property. Competition may also have the effect of reducing the number of suitable development and acquisition opportunities available to us or increasing the price required to consummate a development or acquisition opportunity.

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

Employees

At December 31, 2014, we had 137 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Corporate Information

Our principal executive office is located at 222 Central Park Avenue, Suite 2100, Virginia Beach, Virginia 23462 in the Armada Hoffler Tower at the Town Center of Virginia Beach. In addition, we have construction offices located at 249 Central Park Avenue, Suite 300, Virginia Beach, Virginia 23462 and 1300 Thames Street, Suite 30, Baltimore, Maryland 21231. The telephone number for our principal executive office is (757) 366-4000. We maintain a website located at www.armadahoffler.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website or by contacting our Corporate Secretary at the address set forth above under “—Corporate Information.”

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

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, the market price of shares of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Real Estate Ownership, Acquisition and Development Business

The geographic concentration of our portfolio could cause us to be more susceptible to adverse economic or regulatory developments in the markets in which our properties are located than if we owned a more geographically diverse portfolio.

The properties in our stabilized portfolio are located in Virginia and North Carolina, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2014, our properties in the Virginia and North Carolina markets represented approximately 94% and 6%, respectively, of the total annualized base rent of the properties in our stabilized portfolio. As a result, we are particularly susceptible to adverse economic, regulatory or other conditions in these markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia in which the properties in our portfolio are located contain high concentrations of military personnel and operations. A reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a further downturn in the economy in the Virginia or North Carolina markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail or multifamily properties. Our operations may also be affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for office, retail or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially adversely affect us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to satisfy our debt service obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

At December 31, 2014, we had total debt outstanding of approximately $359.2 million, including amounts drawn under our credit facility, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of December 31, 2014, the largest tenant in our stabilized office portfolio—Williams Mullen—represented approximately 33% of the total annualized base rent in our stabilized office portfolio. The inability of this or other significant tenants to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our office properties. For example, Williams Mullen, the largest tenant at properties in our stabilized portfolio by annualized base rent, represented annualized base rent of approximately $8.0 million as of December 31, 2014 or 14% of the total annualized base rent of our stabilized portfolio as of December 31, 2014. As a result, Williams Mullen’s inability to pay rent could materially adversely affect the income produced by our portfolio.

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

Our retail shopping center properties typically are anchored by large, nationally recognized tenants. As of December 31, 2014, Home Depot, Harris Teeter and Food Lion collectively represented approximately 21%, and individually represented 9%, 6% and 6%, respectively, of the total annualized base rent in our stabilized retail portfolio. In addition, several of our retail properties are single-tenant properties or are occupied primarily by a single tenant. As of December 31, 2014, the Courthouse 7-Eleven, Tyre Neck Harris Teeter and Harrisonburg Regal retail properties in our portfolio were 100% occupied by 7-Eleven, Harris Teeter and Regal Cinemas, respectively, and the Dick’s at Town Center and Studio 56 retail properties were approximately 81% and 69% occupied by Dick’s Sporting Goods and McCormick & Schmick’s, respectively. At any time, our tenants may experience a downturn in their business that may weaken significantly their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of such tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. In addition to these potential effects of a business downturn, mergers or consolidations among retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties.

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

We may be unable to renew leases, lease vacant space or re-lease space on favorable terms or at all as leases expire, which could materially adversely affect us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

As of December 31, 2014, 4% of the square footage of the properties in our stabilized office and retail portfolios was available. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, the housing market, stock market volatility and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.

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

Our future acquisitions and development projects and our ability to successfully operate these properties may be exposed to the following significant risks, among others:

•	we may acquire or develop properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	our cash flow may be insufficient to enable us to pay the required principal and interest payments on the debt secured by the property;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties or to develop new properties;

•	we may be unable to quickly and efficiently integrate new acquisitions or developed properties into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

Certain of the leases at our retail properties contain “co-tenancy” provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or the tenant’s obligation to continue occupancy on certain conditions, including: (i) the presence of a certain anchor tenant or tenants, (ii) the continued operation of an anchor tenant’s store and (iii) minimum occupancy levels at the retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early or to reduce its rent. In periods of prolonged economic decline, there is a higher than normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the affected retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue or tenant sales or tenants’ rights to terminate their leases early or to a reduction of their rent, revenues and the value of the affected retail property could be materially adversely affected.

Our dependence on smaller businesses, particularly in our retail portfolio, to rent our space could have a material adverse effect on our cash flow and results of operations.

Many of our tenants, particularly those that lease space in our retail properties are smaller businesses that generally do not have the financial strength or resources of larger corporate tenants. In particular, 70 of our retail leases (representing approximately 10% of our annualized base rent from stabilized retail properties as of December 31, 2014) lease 2,500 or less square feet from us, and many of those tenants are smaller independent businesses, which generally experience a higher rate of failure than larger businesses. As a result of our dependence on these smaller businesses, we could experience a higher rate of tenant defaults, turnover and bankruptcies, which could have a material adverse effect on our cash flow and results of operations.

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

Increases in mortgage rates or unavailability of mortgage debt may make it difficult for us to finance or refinance our debt, which could have a material adverse effect on our financial condition, growth prospects and our ability to make distributions to our stockholders.

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

Most of our debt arrangements involve balloon payment obligations, which may materially adversely affect us, including our cash flows, financial condition and ability to make distributions to our stockholders.

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

Our credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to incur additional liens;

•	restrict our ability to make certain investments (including certain capital expenditures);

•	restrict our ability to merge with another company;

•	restrict our ability to sell or dispose of assets;

•	restrict our ability to make distributions to our stockholders; and

•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and maximum leverage ratios.

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

If the U.S. economy experiences another economic downturn, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Subject to maintaining our qualification as a REIT, we expect to continue to enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our existing hedging transactions have, and future hedging transactions may, include entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could increase our costs and reduce the overall returns on our investments. In addition, while hedging agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, that we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.

Adverse conditions in the general retail environment could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

Approximately 40% of our total stabilized annualized base rent as of December 31, 2014, are from retail properties. As a result, we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

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

We have limited operating history as a REIT or a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC. We will be required to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT and satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with New York Stock Exchange (“NYSE”) listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company or maintain our qualification as a REIT could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. See “—Risks Related to Our Status as a REIT.”

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

As a public company, we expect to continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

We will be subject to the requirements of the Sarbanes-Oxley Act of 2002.

As long as we remain an emerging growth company, as that term is defined in the JOBS Act, we will be permitted to gradually comply with certain of the on-going reporting and disclosure obligations of public companies pursuant to the Sarbanes-Oxley Act.

However, after we are no longer an emerging growth company under the JOBS Act, management will be required to have an independent auditor assess the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per share trading price of our common stock.

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

We have, and in the future we may, acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units. In particular, we issued OP Units in connection with our acquisition of certain properties during 2014 and intend to issue additional OP Units in connection with certain property acquisitions during 2015, as discussed in “Item 1 – Business – Acquisitions and Dispositions.” This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions also could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions. In addition, future issuances of OP Units would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. To the extent that our stockholders do not directly own OP Units, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Significant competition in the leasing market could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

We compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially and adversely affected.

Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception of our company in the capital markets.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Hoffler (our Executive Chairman), Kirk (our Vice Chairman), Haddad (our President and Chief Executive Officer), Nero (our President of Development), Apperson (our President of Construction), O’Hara (our Chief Financial

Officer and Treasurer), and Smith (our Vice President of Operations and Corporate Secretary) and Ms. Hampton (our President of Asset Management), who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, development and construction activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lose their services, our relationships with such personnel could diminish.

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

In the past, we have, and in the future, we expect to, co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture or other entity. In particular, in connection with the formation transactions related to our initial public offering, we provided certain of the prior investors with the right to co-develop certain projects with us in the future and the right to acquire a minority equity interest in certain properties that we may develop in the future, in each case under certain circumstances and subject to certain conditions set forth in the applicable agreement. Furthermore, we are 60% and 80% joint venture partners in our Lightfoot Marketplace and Johns Hopkins Village development projects, respectively. In the event that we co-develop a property together with a third party, we would be required to share a portion of the development fee. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

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

In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary capital expenditures, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

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

Our third-party construction activities have been, and are expected to continue to be, primarily focused in the Mid-Atlantic region, although we have also undertaken construction projects in various states in the Southeast, Northeast and Midwest regions of the United States. As a result of our concentration of construction projects in the Mid-Atlantic region of the United States, we are particularly susceptible to adverse economic or other conditions in this market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, labor disruptions and the costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in this region. We cannot assure you that our target markets will support construction and development projects of the type in which we typically engage. While we have the ability to provide a wide range of development and construction services, any adverse economic or real estate developments in the Mid-Atlantic region could materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

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

Our construction business earns profit for serving as general contractor equal to the difference between the total construction fees that we charge and the costs that we incur to build a property. If the decision is made by a third-party client to abandon a construction project for any reason, our anticipated fee revenue from such project could be significantly lower than we expect. In addition, we defer pre-contract costs when such costs are directly associated with specific anticipated construction contracts and their recovery is deemed probable. In the event that we determine that the execution of a construction contract is no longer probable, we would be required to expense those pre-contract costs in the period in which such determination is made, which could materially and adversely affect our results of operations in such period. Our ability to complete the projects in our construction pipeline on time and on budget could be materially adversely affected as a result of the following factors, among others:

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

There is a high level of competition in the construction industry for skilled labor. Increased costs, labor shortages or other disruptions in the supply of skilled labor, such as carpenters, roofers, electricians and plumbers, could cause increases in construction costs and construction delays. We may not be able to pass on increases in construction costs because of market conditions or negotiated contractual terms. Sustained increases in construction costs due to competition for skilled labor and delays in performance under construction contracts may materially adversely affect the profitability of our construction business, our financial condition, results of operations and cash flow.

Our failure to successfully and profitably bid on construction contracts could materially adversely affect our results of operations and cash flow.

Many of the costs related to our construction business, such as personnel costs, are fixed and are incurred by us irrespective of the level of activity of our construction business. The success of our construction business depends, in part, on our ability to successfully and profitably bid on construction contracts for private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which can be impacted by a number of factors, many of which are outside our control, including market conditions, financing arrangements and required governmental approvals. If we are unable to maintain a consistent backlog of third-party construction contracts, our results of operations and cash flow could be materially adversely affected.

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

Unionization or work stoppages could have a material adverse effect on us.

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

The development of the projects in our development pipeline are subject to numerous risks, many of which are outside of our control. The cost necessary to complete the development of our development pipeline could be materially higher than we anticipate. Because we generally intend to commence the construction phase of an office or retail project for our own account only where a substantial percentage of the commercial space is pre-leased, we could decide not to undertake construction on one or more of the projects in our development pipeline if our pre-leasing efforts are unsuccessful. Furthermore, if we are delayed in the completion of any development project, tenants may have the right to terminate pre-development leases, which could materially adversely affect the financial viability of the project. In addition, even if we decide to commence construction on a project, we can provide no assurances that we will complete any of the projects in our development pipeline on the anticipated schedule, or that, once completed, the properties in our development pipeline will achieve the results that we expect. If the development of the projects in our development pipeline is not completed in accordance with our anticipated timing or at the anticipated cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our financial condition and results of operations.

Our option properties are subject to various risks, and we may not be able to acquire them.

We have options to acquire from certain of our officers and directors certain parcels of developable land. These parcels are exposed to many of the same risks that may affect the other properties in our portfolio. The terms of the option agreements relating to these parcels were not determined by arm’s-length negotiations, and such terms may be less favorable to us than those that may have been obtained through negotiations with third parties. In addition, it may become economically unattractive to exercise our options with respect to these parcels, which could cause us to decide not to exercise our option to purchase these parcels in the future. In such event, or in the event that the option agreements expire by their terms, the parcels could be sold to one of our competitors without restriction. Because our officers and directors own economic interests in these parcels, our decision to exercise or refrain from exercising such options will create conflicts of interest.

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

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business and Operations,” as well as the following:

•	oversupply or reduction in demand for office, retail or multifamily space in our markets;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-lease space;

•	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;

•	a favorable interest rate environment that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;

•	civil unrest, acts of war, terrorist attacks and natural disasters, including hurricanes, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate;

•	changing submarket demographics; and

•	changing traffic patterns.

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

The real estate investments made, and to be made, by us are difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by our tax protection agreements, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

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

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, some of the tenants of properties in our retail portfolio operate gas stations or other businesses that utilize storage tanks to store petroleum products, propane or wastes typically associated with automobile service or other operations conducted at the properties, and spills or leaks of hazardous materials from those storage tanks could expose us to liability. See “Part I—Business—Regulation—Environmental Matters.” In addition to the foregoing, while we obtained Phase I Environmental Site Assessments for each of the properties in our portfolio, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. For example, they do not generally include soil sampling, subsurface investigations or hazardous materials survey. Furthermore, we do not have current Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues.

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

In addition, federal and state laws and regulations, including laws such as the ADA and the Fair Housing Amendment Act of 1988 (“FHAA”), impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may incur additional costs to bring the property into compliance, incur governmental fines or the award of damages to private litigants or be unable to refinance such properties. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations and cash flow.

Risks Related to Our Organizational Structure

Daniel Hoffler and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and has the ability to exercise significant influence on our company and our Operating Partnership, including the approval of significant corporate transactions.

As of December 31, 2014, Daniel Hoffler, our Executive Chairman, and his affiliates owned approximately 12% and, collectively, Messrs. Hoffler, Haddad and Kirk and their affiliates collectively owned approximately 21% of the combined outstanding shares of our common stock and OP Units of our Operating Partnership (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers.

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

Additionally, the partnership agreement provides that we will not be liable to the Operating Partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by the Operating Partnership or any limited partner, except for liability for our intentional harm or gross negligence. Our Operating Partnership must indemnify us, our directors and officers and our designees from and against any and all claims that relate to the operations of our Operating Partnership, unless: (i) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (ii) the person actually received an improper personal benefit in violation or breach of the partnership agreement or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our Operating Partnership must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our Operating Partnership will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the partnership agreement) or if the person is found to be liable to our Operating Partnership on any portion of any claim in the action.

We may be subject to unknown or contingent liabilities related to acquired properties and properties that we may acquire in the future, which could have a material adverse effect on us.

Properties that we have acquired, and properties that we may acquire in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of properties that we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially and adversely affect us.

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

The limited partners in our Operating Partnership owned approximately 37.1% of the outstanding OP Units of our Operating Partnership as of December 31, 2014.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with the formation transactions related to our initial public offering, our Operating Partnership entered into tax protection agreements that provide that if we dispose of any interest in the certain protected properties in a taxable transaction prior to the seventh (or, in a limited number of cases, the tenth) anniversary of the completion of the formation transactions, subject to certain exceptions, we will indemnify certain contributors, including Messrs. Hoffler, Haddad, Kirk, Nero and Apperson and their respective affiliates and certain of our other officers, for their tax liabilities attributable to the built-in gain that existed with respect to such property interests as of the time of our initial public offering, and the tax liabilities incurred as a result of such tax protection payment. In addition, in connection with certain acquisitions in 2014, we entered into tax protection agreements that require us to indemnify the contributors for their tax liabilities in the event that we dispose of the properties subject to the tax protection agreements, and may enter into similar agreements in connection with future property acquisitions. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations. Moreover, as a result of these potential tax liabilities, Messrs. Hoffler, Haddad, Kirk, Nero and Apperson and certain of our other officers may have a conflict of interest with respect to our determination as to certain of our properties.

Our tax protection agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under our tax protection agreements, our Operating Partnership has agreed to provide certain contributors of properties we have acquired, including Messrs. Hoffler, Haddad, Kirk, Nero and Apperson and their respective affiliates and certain of our other officers, the opportunity to guarantee debt or enter into deficit restoration obligations upon a future repayment, retirement, refinancing or other reduction (other than scheduled amortization) of currently outstanding debt. If we fail to make such opportunities available, we will be required to deliver to each such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. We agreed to these provisions in order to assist our contributors in deferring the recognition of taxable gain as a result of the contribution of certain properties to us. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

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

As of December 31, 2014, we owned 62.9% of the outstanding OP Units in our Operating Partnership. We may, in connection with our acquisition of properties or otherwise, issue additional OP Units to third parties. For instance, we currently expect to issue OP Units in connection with the acquisition of certain properties that we have under contract. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to our stockholders.

We have elected to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT. Therefore, we cannot be assured that we will qualify as a REIT, or that we will remain qualified as such in the future. If we fail to qualify as a REIT or otherwise lose our REIT status in any taxable year, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

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

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRS will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distribution to our stockholders.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of the net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through our TRS, which would be subject to federal and state income taxation.

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

Our ability to make distributions may also be limited by our new credit facility. Under the terms of the credit facility, our ability to make distributions during any twelve-month period is limited to the greater of (1) 95% of our adjusted funds from operations (as defined in the credit agreement) or (2) the amount required for us to (a) maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. In addition, if a default or events of default exist or would result from a distribution, we are precluded from making certain distributions other than those required to allow us to maintain our status as a REIT.

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

The market price of our common stock may be volatile in the future. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects. In particular, the market price of our common stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our FFO or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets generally;

•	changes in tax laws;

•	future equity issuances;

•	failure to meet earnings estimates;

•	failure to meet and maintain REIT qualifications;

•	changes in our credit ratings; and

•	general market and economic conditions.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us, including our financial condition, results of operations, cash flow and the per share trading price of our common stock.

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

As of March 13, 2015, there were 25,081,267 shares of our common stock outstanding. In addition, as of March 13, 2015, there were 14,775,967 OP Units in our Operating Partnership outstanding, of which 13,755,015 OP Units are currently redeemable at the option of the holders and 990,952 OP Units will become redeemable by the holders in August 2015, in each case, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have agreed to register the shares issuable upon redemption of the OP Units so that such shares will be freely tradable under the securities laws. In addition, any OP Units we issue in the future in connection with property acquisitions will be redeemable at the option of the holders for cash or shares of our common stock on a one-for-one basis beginning one year after the date of issuance of such OP Units.

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

The information set forth under the captions “Our Properties” and “Development Pipeline” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

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

Market Information

Our common stock trades on the NYSE under the symbol “AHH.” Below is a summary of the high and low prices of our common stock for each quarterly period since May 8, 2013, the date our common stock began trading on the NYSE, and the cash distributions per share declared by us with respect to each period.

2014	High	Low	Distributions Declared
January 1, 2014—March 31, 2014	$10.65	$8.78	$0.16
April 1, 2014—June 30, 2014	10.17	9.32	0.16
July 1, 2014—September 30, 2014	9.93	8.99	0.16
October 1, 2014—December 31, 2014	9.76	8.86	0.16

2013	High	Low	Distributions Declared
May 8, 2013—June 30, 2013(1)	$11.85	$10.70	$0.08
July 1, 2013—September 30, 2013	11.84	8.89	0.16
October 1, 2013—December 31, 2013	10.70	9.01	0.16

(1)	We completed an initial public offering of shares of our common stock on May 13, 2013.

On December 31, 2014 and March 13, 2015, the closing price of our common stock as reported on the NYSE was $9.49 and $10.48, respectively.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period May 8, 2013, the date our common stock began trading on the NYSE, through December 31, 2014, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on May 8, 2013. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Distribution Information

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. For a description of restrictions on our ability to make distributions, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Credit Facility,” and Note 7, “Indebtedness” to our accompanying consolidated and combined financial statements.

Any future distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected financial condition, liquidity, EBITDA, FFO and results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, as described above, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under our new credit facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends.

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

Stockholder Information

As of March 13, 2015, there were approximately 90 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of March 13, 2015, there were 59 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2014, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 2013 Equity Incentive Plan. The following table summarizes all of these repurchases during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2014 through October 31, 2014	—	$—	N/A	N/A

November 1, 2014 through November 30, 2014	63	9.38	N/A	N/A

December 1, 2014 through December 31, 2014	—	—	N/A	N/A

Total	63

Item 6.	Selected Financial Data.

The following selected historical consolidated and combined financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated and combined financial statements as of December 31, 2014 and 2013 and for the three years ended December 31, 2014 and the related notes included elsewhere in this Annual Report on Form 10-K.

We completed our initial public offering on May 13, 2013. Due to the timing of the initial public offering, we present herein certain consolidated and combined historical financial data for us and our predecessor. Our predecessor was not a legal entity, but rather a combination of certain real estate and construction entities. The historical combined financial data for our predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the initial public offering.

The selected historical consolidated and combined financial information as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 has been derived from our audited historical financial statements. Due to the timing of the initial public offering, the results of operations for the years ended December 31, 2012, 2011 and 2010 reflect only the financial condition and results of operations of our predecessor. The results of operations for the year ended December 31, 2013 reflect the financial condition and results of operations of our predecessor together with our company.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except per share data)
Operating Data:
Rental revenues	$64,746	$57,520	$54,436	$52,578	$47,847
General contracting and real estate services revenues	103,321	82,516	54,046	77,602	87,279
Rental expenses	16,667	14,025	12,682	12,568	11,734
Real estate taxes	5,743	5,124	4,865	4,781	4,463
General contracting and real estate services expenses	98,754	78,813	50,103	72,138	82,127
Depreciation and amortization	17,569	14,898	12,909	12,994	12,158
Interest expense	(10,648)	(12,303)	(16,561)	(18,134)	(18,208)
Loss on extinguishment of debt	—	(2,387)	—	(3,448)	—
Gain on real estate dispositions and acquisitions	2,211	9,460	—	—	—
Income from continuing operations	12,759	14,453	8,907	2,647	4,081
Results from discontinued operations	—	—	(10)	(381)	(337)
Net income	$12,759	$14,453	$8,897	$2,266	$3,744
Net income attributable to stockholders	$7,691	$7,336
Net income per share—basic and diluted	$0.37	$0.39
Cash dividends declared per share	$0.64	$0.40

Balance Sheet Data:
Real estate investments, at cost	$595,000	$462,976	$354,740	$349,933	$343,627
Accumulated depreciation	(116,099)	(105,228)	(92,454)	(80,923)	(69,532)
Net real estate investments	478,901	357,748	262,286	269,010	274,095
Real estate investments held for sale	8,538	—	—	473	3,162
Cash and cash equivalents	25,883	18,882	9,400	13,449	8,435
Construction assets	19,704	13,811	11,696	13,866	21,560
Total assets	590,906	435,282	331,813	340,134	359,448
Indebtedness	359,229	277,745	335,081	339,562	334,211
Debt related to real estate investments held for sale	—	—	—	—	1,225
Construction liabilities	43,452	29,680	21,605	23,825	31,400
Total liabilities	429,000	329,761	373,154	377,533	382,993
Total equity	161,906	105,521	(41,341)	(37,399)	(23,545)

Other Data:
Funds from operations(1)	$28,117	$19,806	$21,886	$15,861	$16,150
Cash provided by operating activities	31,362	22,175	22,326	23,183	6,090
Cash used for investing activities	(105,306)	(47,947)	(4,702)	(5,998)	(14,715)
Cash provided by (used for) financing activities	80,945	35,254	(21,673)	(12,171)	5,566

(1)	We calculate funds from operations (“FFO”) in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. FFO represents net income (loss) (computed in accordance with U.S. generally accepted accounting principles, or GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes real estate related depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP. The following table sets forth a reconciliation of our FFO to net income, the most directly comparable GAAP equivalent, for the periods presented:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Net income	$12,759	$14,453	$8,897	$2,266	$3,744
Depreciation and amortization	17,569	14,898	12,909	12,994	12,158
(Gain) loss on real estate dispositions and acquisitions	(2,211)	(9,460)	—	569	—
Real estate joint ventures, net	—	(85)	80	32	248

Funds from operations	$28,117	$19,806	$21,886	$15,861	$16,150

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “our,” “us,” and “our company” refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership, of which we are the sole general partner and to which we refer in this Annual Report on Form 10-K as our Operating Partnership.

Business Description

We are a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States.

We are a Maryland corporation formed on October 12, 2012 to acquire the entities in which Daniel A. Hoffler and his affiliates, certain of our other officers, directors and their affiliates and other third parties owned a direct or indirect interest (our “Predecessor”) through a series of related formation transactions (the “Formation Transactions”). We did not have any operating activity until the consummation of our initial public offering of our shares of common stock (the “IPO”) and the Formation Transactions on May 13, 2013. Upon completing our IPO and the Formation Transactions, we carry on our operations through Armada Hoffler, L.P. (our “Operating Partnership”), whose assets, liabilities and results of operations we consolidate.

Our “Predecessor” was not a single legal entity, but rather a combination of real estate and construction entities that were under common control by our Executive Chairman, Daniel A. Hoffler. These entities included: (i) controlling interests in entities that owned seven office properties, 14 retail properties and one multifamily property, (ii) noncontrolling interests in entities that owned one retail and one multifamily property (Bermuda Crossroads and Smith’s Landing, respectively), (iii) the property development and asset management businesses of Armada Hoffler Holding Company, Inc. and (iv) the general commercial construction businesses of Armada Hoffler Construction Company and Armada Hoffler Construction Company of Virginia.

Because of the timing of the IPO and the Formation Transactions, the results of operations for the year ended December 31, 2012 are solely those of our Predecessor. The results of operations for the year ended December 31, 2013 reflect our results together with those of our Predecessor. The financial condition as of December 31, 2014 and 2013 as well as the results of operations for the year ended December 31, 2014 are solely ours.

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

Revenue Recognition

Rental Revenues

We lease our properties under operating leases and recognize base rents on a straight-line basis over the lease term. We also recognize revenue from tenant recoveries, through which tenants reimburse us for expenses paid by us such as utilities, janitorial, repairs and maintenance, security and alarm, parking lot and grounds, general and administrative, management fees, insurance and real estate taxes, on an accrual basis. Our rental revenues are reduced by the amount of any leasing incentives on a straight-line basis over the term of the applicable lease. We include a renewal period in the lease term only if it appears at lease inception that the renewal is reasonably assured. We begin recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. We maintain control of the physical use of the property under lease if we serve as the general contractor for the tenant. Rental revenue is recognized subject to management’s evaluation of tenant credit risk. The extended collection period for accrued straight-line rental revenue along with our evaluation of tenant credit risk may result in the non-recognition of all or a portion of straight-line rental revenue until the collection of such revenue is reasonably assured.

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

Segment Results of Operations

As of December 31, 2014, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services that are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our consolidated and combined financial statements in Item 8 of this Annual Report on Form 10-K for a reconciliation of NOI to net income.

We define same store properties as those that we owned and operated and that were stabilized for the entirety of both periods compared. Same store properties exclude those that were in lease-up during the periods compared. We generally consider a property to be in lease-up until the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Office Segment Data

	Years Ended December 31,
	2014	2013	2012
	($ in thousands)
Rental revenues	$27,827	$25,794	$25,815
NOI	$19,117	$17,902	$18,147
Square feet(1)	918,162	952,603	953,442
Occupancy(1)	95.2%	95.2%	94.1%

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2014 increased $2.0 million compared to the year ended December 31, 2013. NOI for the year ended December 31, 2014 increased $1.2 million compared to the year ended December 31, 2013. The increases in rental revenues and NOI resulted from the delivery and initial occupancy of our new 4525 Main Street office tower, higher occupancy at One Columbus and Two Columbus and lease renewals at Armada Hoffler Tower.

Rental revenues for the year ended December 31, 2013 were relatively unchanged compared to the year ended December 31, 2012. NOI decreased $0.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to increased operating costs at our office properties in the Town Center of Virginia Beach.

Office Same Store Results

Office same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2014 and 2013 and December 31, 2013 and 2012 were as follows:

	Years Ended December 31,			Years Ended December 31,
	2014(1)	2013(1)	Change	2013	2012	Change
	($ in thousands)
Rental revenues	$25,640	$25,117	$523	$25,794	$25,815	$(21)
Property expenses	8,208	7,816	392	7,892	7,668	224

Same Store NOI	$17,432	$17,301	$131	$17,902	$18,147	$(245)
Non-Same Store NOI	1,685	601	1,084	—	—	—

Segment NOI	$19,117	$17,902	$1,215	$17,902	$18,147	$(245)

(1)	Same store excludes 4525 Main Street and the Virginia Natural Gas office building.

Same store rental revenues and NOI for the year ended December 31, 2014 increased compared to the year ended December 31, 2013 because of higher occupancy at One Columbus and Two Columbus as well as lease renewals at Armada Hoffler Tower.

Same store rental revenues for the year ended December 31, 2013 were relatively unchanged compared to the year ended December 31, 2012. Same store NOI decreased during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to increased operating costs at our office properties in the Town Center of Virginia Beach.

Retail Segment Data

	Years Ended December 31,
	2014	2013	2012
	($ in thousands)
Rental revenues	$23,956	$21,755	$21,164
NOI	$16,848	$14,976	$14,535
Square feet(1)	1,200,738	1,093,301	983,107
Occupancy(1)	96.4%	93.4%	93.9%

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2014 increased $2.2 million compared to the year ended December 31, 2013. NOI for the year ended December 31, 2014 increased $1.9 million compared to the year ended December 31, 2013. The increases in rental revenues and NOI resulted primarily from our consolidation of Bermuda Crossroads upon completion of our IPO and Formation Transactions on May 13, 2013 and our acquisition of Dimmock Square on August 15, 2014.

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

Retail Same Store Results

Retail same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2014 and 2013 and December 31, 2013 and 2012 were as follows:

	Years Ended December 31,			Years Ended December 31,
	2014(1)	2013(1)	Change	2013(2)	2012(2)	Change
	($ in thousands)
Rental revenues	$20,874	$20,474	$400	$19,898	$20,786	$(888)
Property expenses	6,487	6,525	(38)	6,254	6,458	(204)

Same Store NOI	$14,387	$13,949	$438	$13,644	$14,328	$(684)
Non-Same Store NOI	2,461	1,027	1,434	1,332	207	1,125

Segment NOI	$16,848	$14,976	$1,872	$14,976	$14,535	$441

(1)	Same store excludes Bermuda Crossroads, Dimmock Square and Greentree Shopping Center.
(2)	Same store excludes Bermuda Crossroads and Tyre Neck Harris Teeter.

Same store rental revenues and NOI for the year ended December 31, 2014 increased compared to the year ended December 31, 2013 because of higher occupancy at South Retail in the Town Center of Virginia Beach, North Point Center, Gainsborough Square and Fountain Plaza, as well as increased percentage rent from 249 Central Park Retail.

Same store rental revenues and NOI decreased during the year ended December 31, 2013 compared to the year ended December 31, 2012. The decreases in same store rental revenues and same store NOI resulted from declines in occupancy at South Retail in the Town Center of Virginia Beach and Dick’s at Town Center.

Multifamily Segment Data

	Years Ended December 31,
	2014	2013	2012
	($ in thousands)
Rental revenues	$12,963	$9,971	$7,457
NOI	$6,371	$5,493	$4,281
Apartment units(1)	626	626	342
Occupancy(1)	95.7%	94.2%	91.9%

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2014 increased $3.0 million compared to the year ended December 31, 2013. NOI increased $0.9 million compared to the year ended December 31, 2013. The increases in rental revenues and NOI resulted primarily from our consolidation of Smith’s Landing upon completion of our IPO and Formation Transactions on May 13, 2013 as well as higher occupancy at The Cosmopolitan. Our acquisition of Liberty Apartments on January 17, 2014 and our initial delivery of Encore Apartments during the third quarter of 2014 also contributed to the increase in rental revenues.

Rental revenues increased $2.5 million and NOI increased $1.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to our consolidation of Smith’s Landing upon completion of our IPO and the Formation Transactions on May 13, 2013.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2014 and 2013 and December 31, 2013 and 2012 were as follows:

	Years Ended December 31,			Years Ended December 31,
	2014(1)	2013(1)	Change	2013(2)	2012(2)	Change
	($ in thousands)
Rental revenues	$7,758	$7,494	$264	$7,494	$7,457	$37
Property expenses	3,555	3,441	114	3,441	3,176	265

Same Store NOI	$4,203	$4,053	$150	$4,053	$4,281	$(228)
Non-Same Store NOI	2,168	1,440	728	1,440	—	1,440

Segment NOI	$6,371	$5,493	$878	$5,493	$4,281	$1,212

(1)	Same store excludes Smith’s Landing, Encore Apartments, Liberty Apartments and Whetstone Apartments.
(2)	Same store excludes Smith’s Landing.

Same store rental revenues and NOI for the year ended December 31, 2014 increased compared to the year ended December 31, 2013 because of higher occupancy at The Cosmopolitan.

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

General Contracting and Real Estate Services Segment Data

	Years Ended December 31,
	2014	2013	2012
	($ in thousands)
Segment revenues	$103,321	$82,516	$54,046
NOI	4,567	3,703	3,943
Operating margin	4.4%	4.5%	7.3%
Construction backlog	$159,139	$46,385	$64,577

Segment revenues for the year ended December 31, 2014 increased $20.8 million compared to the year ended December 31, 2013. NOI for the year ended December 31, 2014 increased $0.9 million compared to the year ended December 31, 2013. The increases in segment revenues and NOI resulted from higher volume on our construction contracts driven by the Exelon construction project as operating margins year over year were consistent.

Segment revenues for the year ended December 31, 2013 increased $28.5 million compared to the year ended December 31, 2012. The increase in segment revenues was driven primarily by our progress and completion of the Newport News Apprentice School of Shipbuilding, Liberty Apartments and the Biomedical Research Laboratory at Hampton University. NOI decreased $0.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 as we experienced tighter operating margins on our construction contracts during 2013.

The changes in construction backlog for the years ended December 31, 2014 and 2013 were as follows:

	Years Ended December 31,
	2014	2013
	($ in thousands)
Beginning backlog	$46,385	$64,577
New contracts/change orders	215,303	64,742
Work performed	(102,549)	(82,934)

Ending backlog	$159,139	$46,385

During the year ended December 31, 2014, we executed a $168.8 million contract for the construction of the new headquarters for Exelon’s Constellation business unit in Baltimore, Maryland. Exelon is the nation’s leading competitive energy provider. Construction began in the spring of 2014 with completion expected in the spring of 2016. As of December 31, 2014, we had $126.0 million of backlog on the Exelon construction project.

Consolidated and Combined Results of Operations

Because of the timing of our IPO, the results of operations for the year ended December 31, 2012 reflect those of our Predecessor. The results of operations for the year ended December 31, 2013 reflect our results together with those of our Predecessor, while the results of operations for the year ended December 31, 2014 are solely ours.

The following table summarizes our results of operations for each of the three years ended December 31, 2014:

	Years Ended December 31,			2014	2013
	2014	2013	2012	Change	Change
	($ in thousands)
Revenues
Rental revenues	$64,746	$57,520	$54,436	$7,226	$3,084
General contracting and real estate services revenues	103,321	82,516	54,046	20,805	28,470

Total revenues	168,067	140,036	108,482	28,031	31,554
Expenses
Rental expenses	16,667	14,025	12,682	2,642	1,343
Real estate taxes	5,743	5,124	4,865	619	259
General contracting and real estate services expenses	98,754	78,813	50,103	19,941	28,710
Depreciation and amortization	17,569	14,898	12,909	2,671	1,989
General and administrative expenses	7,711	6,937	3,232	774	3,705
Acquisition, development and other pursuit costs	229	—	—	229	—
Impairment charges	15	580	—	(565)	580

Total expenses	146,688	120,377	83,791	26,311	36,586

Operating income	21,379	19,659	24,691	1,720	(5,032)

Interest expense	(10,648)	(12,303)	(16,561)	1,655	4,258
Loss on extinguishment of debt	—	(2,387)	—	2,387	(2,387)
Gain on real estate dispositions and acquisitions	2,211	9,460	—	(7,249)	9,460
Other (expense) income	(113)	297	777	(410)	(480)

Income before taxes	12,829	14,726	8,907	(1,897)	5,819
Income tax provision	(70)	(273)	—	203	(273)

Income from continuing operations	12,759	14,453	8,907	(1,694)	5,546

Results from discontinued operations	—	—	(10)	—	10

Net income	$12,759	$14,453	$8,897	$(1,694)	$5,556

Rental Revenues. Rental revenues by segment for each of the three years ended December 31, 2014 were as follows:

	Years Ended December 31,			2014	2013
	2014	2013	2012	Change	Change
	($ in thousands)
Office	$27,827	$25,794	$25,815	$2,033	$(21)
Retail	23,956	21,755	21,164	2,201	591
Multifamily	12,963	9,971	7,457	2,992	2,514

	$64,746	$57,520	$54,436	$7,226	$3,084

Rental revenues increased $7.2 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in office rental revenues resulted from the delivery and initial occupancy of our new 4525 Main Street office tower, higher occupancy at One Columbus and Two Columbus and lease renewals at Armada Hoffler Tower. The increase in retail rental revenues resulted primarily from our consolidation of Bermuda Crossroads upon completion of our IPO and Formation Transactions on May 13, 2013 and our acquisition of Dimmock Square on August 15, 2014. The increase in multifamily rental revenues resulted primarily from our consolidation of Smith’s Landing upon completion of our IPO and Formation Transactions on May 13, 2013, higher occupancy at The Cosmopolitan, our acquisition of Liberty Apartments on January 17, 2014 and our initial delivery of Encore Apartments during the third quarter of 2014.

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

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues for the year ended December 31, 2014 increased $20.8 million compared to the year ended December 31, 2013 because of higher volume on our construction contracts driven by the Exelon construction project. General contracting and real estate services revenues for the year ended December 31, 2013 increased $28.5 million compared to the year ended December 31, 2012. The increase was driven primarily by our progress and completion of the Newport News Apprentice School of Shipbuilding, Liberty Apartments and the Biomedical Research Laboratory at Hampton University.

Rental Expenses. Rental expenses by segment for each of the three years ended December 31, 2014 were as follows:

	Years Ended December 31,			2014	2013
	2014	2013	2012	Change	Change
	($ in thousands)
Office	$6,395	$5,721	$5,499	$674	$222
Retail	5,011	4,808	4,791	203	17
Multifamily	5,261	3,496	2,383	1,765	1,113
Other	—	—	9	—	(9)

	$16,667	$14,025	$12,682	$2,642	$1,343

Rental expenses increased $2.6 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. Office rental expenses increased primarily because of the initial operation of 4525 Main Street. Retail rental expenses increased because of our consolidation of Bermuda Crossroads on May 13, 2013 as well as our acquisition of Dimmock Square on August 15, 2014. Multifamily rental expenses increased because of our acquisition of Liberty Apartments on January 17, 2014, our initial delivery of Encore Apartments and Whetstone Apartments during the second half of 2014 and our consolidation of Smith’s Landing on May 13, 2013.

Rental expenses increased $1.3 million during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily driven by our multifamily segment. Multifamily rental expenses increased due to our consolidation of Smith’s Landing beginning on May 13, 2013. Office rental expenses increased $0.2 million because of repairs and maintenance. Retail rental expenses were relatively unchanged.

Real Estate Taxes. Real estate taxes by segment for each of the three years ended December 31, 2014 were as follows:

	Years Ended December 31,			2014	2013
	2014	2013	2012	Change	Change
	($ in thousands)
Office	$2,315	$2,171	$2,169	$144	$2
Retail	2,097	1,971	1,838	126	133
Multifamily	1,331	982	793	349	189
Other	—	—	65	—	(65)

	$5,743	$5,124	$4,865	$619	$259

Real estate taxes increased $0.6 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. Office real estate taxes increased because of the delivery of 4525 Main Street. Retail real estate taxes increased because of our consolidation of Bermuda Crossroads on May 13, 2013 and our acquisition of Dimmock Square on August 15, 2014. Multifamily real estate taxes increased because of our acquisition of Liberty Apartments on January 17, 2014 and our consolidation of Smith’s Landing on May 13, 2013.

Real estate taxes increased $0.3 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. Office real estate taxes were relatively unchanged. Retail real estate taxes increased due to our consolidation of Bermuda Crossroads beginning May 13, 2013 and our completion and concurrent stabilization of Tyre Neck Harris Teeter in the second quarter of 2012. Multifamily real estate taxes increased due to our consolidation of Smith’s Landing beginning on May 13, 2013.

General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses for the year ended December 31, 2014 increased $19.9 million compared to the year ended December 31, 2013 because of higher volume on our construction contracts driven by the Exelon construction project. General contracting and real estate services expenses for the year ended December 31, 2013 increased $28.7 million compared to the year ended December 31, 2012. The increase was driven primarily by our progress and completion of the Newport News Apprentice School of Shipbuilding, Liberty Apartments and the Biomedical Research Laboratory at Hampton University.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2014 increased $2.7 million compared to the year ended December 31, 2013. The increase was attributable to Liberty Apartments and Dimmock Square, both of which we acquired during 2014, as well as 4525 Main Street, which we delivered during 2014. Depreciation and amortization for the year ended December 31, 2013 increased $2.0 million compared to the year ended December 31, 2012. The increase was attributable to depreciation and amortization associated with our consolidation of Bermuda Crossroads and Smith’s Landing beginning on May 13, 2013.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2014 increased $0.8 million compared to the year ended December 31, 2013 because of higher regulatory and compliance costs. General and administrative expenses for the year ended December 31, 2013 increased $3.7 million compared to the year ended December 31, 2012. The increase resulted from noncash stock compensation of $1.2 million and increased corporate, regulatory and compliance costs of operating as a public company.

Acquisition, Development and Other Pursuit Costs. During the year ended December 31, 2014, we recognized $0.2 million of costs related primarily to our acquisition of Dimmock Square.

Impairment Charges. Impairment charges during the year ended December 31, 2014 were nominal. We recognized impairment charges of approximately $0.6 million during the year ended December 31, 2013 resulting from three retail tenants that vacated prior to their lease expiration. The impairment charge consisted of unamortized leasing costs, leasing incentives and acquired lease intangibles related to these three tenants.

Interest Expense. Interest expenses for the year ended December 31, 2014 decreased $1.7 million compared to the year ended December 31, 2013 because we repaid $174.7 million of secured debt during 2013. This was partially offset by our assumption of $25.0 million of debt secured by Smith’s Landing and $17.0 million of debt secured by Liberty Apartments. Interest expense for the year ended December 31, 2013 decreased $4.3 million compared to the year ended December 31, 2012. The decrease resulted from our overall reduction in our debt using a portion of the net proceeds from our IPO, as well as our refinancing to lower interest rates during 2013. Our consolidated indebtedness as of December 31, 2013 was $277.7 million compared to $335.1 million as of December 31, 2012. Our weighted average interest rate as of December 31, 2013 and 2012 was 3.6% and 4.3%, respectively.

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

Gain on Real Estate Dispositions and Acquisitions. On November 20, 2014, we completed the sale of the Virginia Natural Gas office building and recognized a gain on disposition of $2.2 million. We accounted for our acquisition of controlling interests in Bermuda Crossroads and Smith’s Landing as purchases at fair value under the acquisition method of accounting in accordance with GAAP. As a result, we recognized a gain upon acquisition of $9.5 million representing the difference between the fair value and carrying value of our Predecessor’s prior noncontrolling equity interests in Bermuda Crossroads and Smith’s Landing.

Other Income (Loss). Other income (loss) decreased during year ended December 31, 2014 compared to the year ended December 31, 2013 because of our consolidation of Bermuda Crossroads and Smith’s Landing on May 13, 2013. We previously accounted for our noncontrolling interests in both Bermuda Crossroads and Smith’s Landing under the equity method and presented our earnings from each within other income. Negative mark-to-market adjustments on our interest rate derivatives also contributed to the decrease in other income (loss) during the year ended December 31, 2014. Other income for the year ended December 31, 2013 decreased $0.5 million compared to the year ended December 31, 2012 due to negative mark-to-market adjustments on our interest rate derivatives.

Income Taxes. Prior to the completion of our IPO on May 13, 2013, we made no provision for U.S. federal, state or local income taxes because the profits and losses of our Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts. Subsequent to the completion of our IPO, our TRS, through which we conduct our development and construction business, are subject to federal, state and local corporate income taxes. The income tax provision recognized during the years ended December 31, 2014 and 2013 is attributable to the profits of our TRS.

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

As of December 31, 2014, we had unrestricted cash and cash equivalents of $25.9 million and restricted cash in escrow of $4.2 million available for both current liquidity needs as well as development activities. As of December 31, 2014, we had $87.5 million available under our credit facility to meet our short-term liquidity requirements.

Credit Facility

On May 13, 2013, we agreed to a $100.0 million senior secured credit facility that included an accordion feature that allowed us to increase the borrowing capacity under the facility up to $250.0 million, subject to certain conditions. On October 10, 2013, we increased the borrowing capacity under the credit facility to $155.0 million pursuant to the accordion feature by adding six properties to the borrowing base collateral. As of December 31, 2014, the following properties collectively served as the borrowing base collateral for the credit facility: (i) Armada Hoffler Tower, (ii) Richmond Tower, (iii) One Columbus, (iv) Two Columbus, (v) Sentara Williamsburg, (vi) Bermuda Crossroads, (vii) a portion of North Point Center, (viii) Gainsborough Square, (ix) Parkway Marketplace and (x) Courthouse 7-Eleven.

The credit facility required us to comply with various financial covenants, including:

•	Maximum leverage ratio (as amended on April 22, 2014) of 65% as of the last day of each fiscal quarter through maturity;

•	Minimum fixed charge coverage ratio of 1.75 to 1.0;

•	Minimum tangible net worth equal to at least the sum of 80% of tangible net worth on the closing date of the credit facility plus 75% of the net proceeds of any additional equity issuances;

•	Maximum amount of variable rate indebtedness not exceeding 30% of our total asset value; and

•	Maximum amount of secured recourse indebtedness of 35% of our total asset value.

The credit facility permitted investments in the following types of assets: (i) unimproved land holdings in an aggregate amount not exceeding 5% of our total asset value, (ii) construction in progress in an aggregate amount not exceeding 25% of our total asset value and (iii) unconsolidated affiliates in an aggregate amount not exceeding 5% of our total asset value. Investments in these types of assets collectively could not exceed 30% of our total asset value. In addition to these financial covenants, the credit facility required us to comply with various customary affirmative and negative covenants that restricted our ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. We were in compliance with all covenants under the credit facility as of December 31, 2014 and as of the date the credit facility terminated.

The credit facility bore interest at LIBOR plus 1.60% to 2.20%, depending on our total leverage ratio. As of December 31, 2014, the interest rate on the credit facility was LIBOR plus 1.75%. In addition to interest owed under the credit facility, we were obligated to pay an annual fee based on the average unused portion of the credit facility. This fee was payable quarterly in arrears and was 0.25% of the amount of the unused portion of the credit facility if amounts borrowed were greater than 50% of the credit facility and 0.30% of the unused portion of the credit facility if amounts borrowed were less than 50% of the credit facility.

As of December 31, 2014, we had $59.0 million borrowed under the credit facility and had standby letters of credit issued under the credit facility totaling $8.5 million. As of December 31, 2014, we had $87.5 million of aggregate capacity available under the credit facility. On January 23, 2015, we borrowed an additional $5.0 million under the credit facility. The credit facility was scheduled to mature on May 13, 2016; however, we repaid all amounts due under the credit facility with proceeds from our new credit facility and terminated the existing credit facility on February 20, 2015, as discussed below.

New Credit Facility

On February 20, 2015, we agreed to a new $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. The new credit facility replaced the existing $155.0 million senior secured revolving credit facility that was scheduled to mature on May 13, 2016. On February 20, 2015, we borrowed $54.0 million under the revolving credit facility and $50.0 million under the term loan facility to repay in full all outstanding amounts due under the prior credit facility and to repay approximately $39.0 million of other indebtedness secured by properties in our portfolio for the purpose of unencumbering those properties. We intend to use future borrowings under the new credit facility for general corporate purposes, including funding acquisitions, development and redevelopment of properties in our portfolio and for working capital.

The new credit facility includes an accordion feature that allows the total commitments to be increased to $350.0 million, subject to certain conditions. The amount permitted to be borrowed under the new credit facility, together with all of our other unsecured indebtedness is generally limited to the lesser of: (i) 60% of the value of our unencumbered borrowing base properties, (ii) the maximum amount of principal that would result in a debt service coverage ratio of 1.50 to 1.0, and (iii) the maximum aggregate loan commitment, which currently is $200.0 million.

The new revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option. The term loan facility has a scheduled maturity date of February 20, 2020. We may, at any time, voluntarily prepay any loan under the new credit facility in whole or in part without premium or penalty.

The new revolving credit facility bears interest at LIBOR plus 1.40% to 2.00%, depending on our total leverage. The term loan facility bears interest at LIBOR plus 1.35% to 1.95%, depending on our total leverage. We are also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the new credit facility, depending on the amount of borrowings under the new credit facility. If we attain investment grade credit ratings from S&P and Moody’s, we may elect to have borrowings become subject to interest rates based on our credit ratings.

The new credit facility requires us to comply with various financial covenants, affirmative covenants and other restrictions, including the following:

•	Total leverage ratio of the Company of not more than 60%;

•	Ratio of adjusted EBITDA to fixed charges of the Company of not less than 1.50 to 1.0;

•	Tangible net worth of not less than the sum of $220.0 million and 75% of the net equity proceeds received after December 31, 2014;

•	Ratio of variable rate indebtedness to total asset value of not more than 30%;

•	Ratio of secured indebtedness to total asset value of not more than 45%; and

•	Ratio of secured recourse debt to total asset value of not more than 25%.

The new credit facility limits our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreements allow us to pay cash dividends with respect to any 12-month period in an amount not to exceed the greater of: (i) 95% of adjusted funds from operations (as defined in the credit agreement) or (ii) the amount required for us (a) to maintain our status as a REIT and (b) to avoid income or excise tax under the Code. If certain defaults or events of default exist, we may pay cash dividends with respect to any 12-month period to the extent necessary to maintain our status as a REIT. The new credit facility also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of December 31, 2014 ($ in thousands):

	Amount Outstanding		Interest Rate (1)	Effective Rate for Variable-Rate Debt as of December 31, 2014		Maturity Date	Balance at Maturity
Oyster Point	$6,274		5.41%			December 1, 2015	$6,089
Broad Creek Shopping Center
Note 1	4,452		LIBOR+2.25	2.42%		October 31, 2018	4,223
Note 2	8,173		LIBOR+2.25	2.42%		October 31, 2018	7,752
Note 3	3,422		LIBOR+2.25	2.42%		October 31, 2018	3,246
Hanbury Village
Note 1	21,218		6.67			October 11, 2017	20,499
Note 2	4,090		LIBOR+2.25	2.42%		October 31, 2018	3,777
Harrisonburg Regal	3,659		6.06			June 8, 2017	3,165
North Point Center
Note 1	10,149		6.45			February 5, 2019	9,333
Note 2	2,753		7.25			September 15, 2025	1,344
Note 5	685		LIBOR+2.00	3.57	%(2)	February 1, 2017	641
Tyre Neck Harris Teeter	2,437		LIBOR+2.25	2.42%		October 31, 2018	2,235
249 Central Park Retail	15,566		5.99			September 8, 2016	15,084
South Retail	6,867		5.99			September 8, 2016	6,655
Studio 56 Retail	2,618		3.75			May 7, 2015	2,592
Commerce Street Retail	5,549		LIBOR+2.25	2.42%		October 31, 2018	5,264
Fountain Plaza Retail	7,783		5.99			September 8, 2016	7,542
Dick’s at Town Center	8,216		LIBOR+2.75	2.92%		October 31, 2017	7,889
The Cosmopolitan	47,132		3.75			July 1, 2051	—
Smith’s Landing	24,470		LIBOR+2.15	2.32%		January 31, 2017	23,793

Stabilized Portfolio	$185,513						$131,123
Credit Facility	59,000		LIBOR+1.60-2.20	1.92%		May 13, 2016	59,000
4525 Main Street	30,870		LIBOR+1.95	2.12%		January 30, 2017	30,870
Encore Apartments	22,215		LIBOR+1.95	2.12%		January 30, 2017	22,215
Whetstone Apartments	16,019		LIBOR+1.90	2.07%		October 8, 2016	16,019
Sandbridge Commons	5,892		LIBOR+1.85	2.02%		January 17, 2018	5,407
Oceaneering	13,490		LIBOR+1.75	1.92%		February 28, 2018	12,770
Commonwealth of Virginia – Chesapeake	3,585		LIBOR+1.90	2.07%		August 28, 2017	3,585
Lightfoot Marketplace	3,484		LIBOR+1.90	2.07%		November 14, 2017	3,484
Liberty Apartments	20,673	(3)	5.66			November 1, 2043	—

Total	$360,671						$284,473

Unamortized fair value adjustments	(1,442)

Indebtedness	$359,229

(1)	LIBOR rate is determined by individual lenders.
(2)	Subject to an interest rate swap lock.
(3)	Principal balance excluding fair value adjustments.

We currently are in compliance with all covenants on our outstanding indebtedness.

As of December 31, 2014, our outstanding indebtedness matures during the following years ($ in thousands):

Year	Amount Due	Percentage of Total
2015	$8,681	3%
2016	104,300	37
2017	116,141	41
2018	44,674	16
2019	9,333	3
Thereafter	1,344	<1

	$284,473	100%

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. Using an interest rate swap lock, we fixed our interest payments under North Point Center Note 5 at 3.57% through maturity on February 1, 2017.

As of December 31, 2014, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
May 31, 2012	May 29, 2015	1.09%	$8,888
September 1, 2013	March 1, 2016	3.50%	25,198
September 1, 2013	March 1, 2016	3.50%	37,848
September 1, 2013	March 1, 2016	1.50%	40,000
October 4, 2013	April 1, 2016	1.50%	18,500
March 14, 2014	March 1, 2017	1.25%	50,000

Total			$180,434

On February 20, 2015, we entered into a $50.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $50.0 million interest rate swap has a fixed rate of 2.00%, an effective date of March 1, 2016 and a maturity date of February 20, 2020. We entered into this interest rate swap agreement in connection with the new $50.0 million senior unsecured term loan facility that bears interest at LIBOR plus 1.35% to 1.95%, depending on our total leverage. We designated this interest rate swap as a cash flow hedge of the variable interest payments associated with the term loan facility.

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2014 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Principal payments of long-term indebtedness	$360,671	$11,903	$226,715	$57,031	$65,022
Long-term debt—fixed interest	73,283	7,631	11,599	6,585	47,468
Long-term debt—variable interest	11,272	4,941	5,668	663	—
Ground and other operating leases	67,795	1,546	3,000	3,051	60,198
Tenant-related and other commitments	5,923	4,071	7	—	1,845

Total	$518,944	$30,092	$246,989	$67,330	$174,533

For long-term debt that bears interest at variable rates, we estimated future interest payments using the indexed rates as of December 31, 2014. LIBOR as of December 31, 2014 was 17 basis points.

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of December 31, 2014, we had aggregate outstanding letters of credit totaling $8.5 million, all of which expire during 2015. However, all of our standby letters of credit are expected to renew for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Years Ended December 31,
	2014	2013	Change
	($ in thousands)
Operating Activities	$31,362	$22,175	$9,187
Investing Activities	(105,306)	(47,947)	(57,359)
Financing Activities	80,945	35,254	45,691

Net Increase (Decrease)	$7,001	$9,482	$(2,481)

Cash and Cash Equivalents, Beginning of Period	$18,882	$9,400
Cash and Cash Equivalents, End of Period	$25,883	$18,882

Net cash provided by operating activities for the year ended December 31, 2014 increased $9.2 million compared to the year ended December 31, 2013 primarily because of higher net income adjusted for noncash items. Net income adjusted for noncash items increased $7.2 million during the year ended December 31, 2014.

Net cash used for investing activities for the year ended December 31, 2014 increased $57.4 million compared to the year ended December 31, 2013 because of higher investments in new real estate development. During the year ended December 31, 2014, we invested $98.5 million in new real estate development compared to $41.3 million during the year ended December 31, 2013.

Net cash provided by financing activities for the year ended December 31, 2014 increased $45.6 million compared to the year ended December 31, 2013 primarily because of our underwritten public offering of common stock that raised net proceeds of $49.3 million during the year ended December 31, 2014.

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

Management also believes that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the results provided by our stabilized operating property portfolio and affect the comparability of our period-over-period performance. Accordingly, we further adjust FFO to arrive at Core FFO, which eliminates certain of these items, including, but not limited to, impairment charges, gains and losses on the extinguishment of debt, non-cash stock compensation expense, acquisition, development and other pursuit costs and the FFO from non-stabilized development projects. We generally consider a property to be stabilized when it reaches 80% occupancy or three years after acquisition or completion. Other REITs may not calculate Core FFO in the same manner as us and accordingly, our Core FFO may not be comparable to other REIT’s Core FFO.

The following table sets forth a reconciliation of FFO and Core FFO for each of the three years ended December 31, 2014 to net income, the most directly comparable GAAP equivalent:

	Years Ended December 31,
	2014	2013	2012
	($ in thousands)
Net income	$12,759	$14,453	$8,897
Depreciation and amortization	17,569	14,898	12,909
Gain on real estate dispositions and acquisitions	(2,211)	(9,460)	—
Real estate joint ventures, net	—	(85)	80

Funds from operations	$28,117	$19,806	$21,886
Impairment charges	15	580	—
Loss on extinguishment of debt	—	2,387	—
Loan modification costs	—	27	—
Non-cash stock compensation	917	1,249	—
Acquisition, development and other pursuit costs	229	—	—
Non-stabilized development projects	79	—	—

Core funds from operations	$29,357	$24,049	$21,886

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

At December 31, 2014, approximately $143.2 million, or 40%, of our debt had fixed interest rates and approximately $216.0 million, or 60%, had variable interest rates. Considering interest rate swaps, approximately $215.4 million of our debt is subject to interest rate risk. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $2.2 million per year. At December 31, 2014, LIBOR was approximately 17 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $0.4 million per year.

Item 8.	Financial Statements and Supplementary Data

Our consolidated and combined financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Item 11.	Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Item 14.	Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1) Financial Statements

Included herein at pages F-1 through F-33.

(2) Financial Statement Schedules

The following financial statement schedule is included herein at pages F-32 through F-33:

Schedule III—Consolidated Real Estate Investments and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statements and, therefore, have been omitted.

(3) Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2015

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Hoffler Daniel A. Hoffler	Executive Chairman and Director	March 16, 2015

/s/ A. Russell Kirk A. Russell Kirk	Vice Chairman and Director	March 16, 2015

/s/ Louis S. Haddad Louis S. Haddad	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2015

/s/ Michael P. O’Hara Michael P. O’Hara	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 16, 2015

/s/ George F. Allen George F. Allen	Director	March 16, 2015

/s/ James A. Carroll James A. Carroll	Director	March 16, 2015

/s/ James C. Cherry James C. Cherry	Director	March 16, 2015

/s/ Joseph W. Prueher Adm. Joseph W. Prueher (Ret.)	Director	March 16, 2015

/s/ John W. Snow John W. Snow	Director	March 16, 2015

ARMADA HOFFLER PROPERTIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

ITEM 8, ITEM 15(A)(1) AND (2)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the “Company”), as of December 31, 2014 and 2013, and the related consolidated and combined statements of income, equity, and cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Armada Hoffler Properties, Inc. at December 31, 2014 and 2013, and the consolidated and combined results of its operations and its cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Richmond, Virginia

March 16, 2015

ARMADA HOFFLER PROPERTIES, INC.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	DECEMBER 31,
	2014	2013
ASSETS
Real estate investments:
Income producing property	$513,918	$406,239
Held for development	—	—
Construction in progress	81,082	56,737

	595,000	462,976
Accumulated depreciation	(116,099)	(105,228)

Net real estate investments	478,901	357,748
Real estate investments held for sale	8,538	—
Cash and cash equivalents	25,883	18,882
Restricted cash	4,224	2,160
Accounts receivable, net	20,548	18,272
Construction receivables, including retentions	19,432	12,633
Construction contract costs and estimated earnings in excess of billings	272	1,178
Other assets	33,108	24,409

Total Assets	$590,906	$435,282

LIABILITIES AND EQUITY
Indebtedness	$359,229	$277,745
Accounts payable and accrued liabilities	8,358	6,463
Construction payables, including retentions	42,399	28,139
Billings in excess of construction contract costs and estimated earnings	1,053	1,541
Other liabilities	17,961	15,873

Total Liabilities	$429,000	$329,761
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 25,022,701 and 19,163,413 shares issued and outstanding as of December 31, 2014 and 2013, respectively	250	192
Additional paid-in capital	51,472	1,247
Distributions in excess of earnings	(54,413)	(47,934)

Total stockholders’ deficit	(2,691)	(46,495)
Noncontrolling interests	164,597	152,016

Total Equity	161,906	105,521

Total Liabilities and Equity	$590,906	$435,282

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Consolidated and Combined Statements of Income

(In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Revenues
Rental revenues	$64,746	$57,520	$54,436
General contracting and real estate services revenues	103,321	82,516	54,046

Total revenues	168,067	140,036	108,482

Expenses
Rental expenses	16,667	14,025	12,682
Real estate taxes	5,743	5,124	4,865
General contracting and real estate services expenses	98,754	78,813	50,103
Depreciation and amortization	17,569	14,898	12,909
General and administrative expenses	7,711	6,937	3,232
Acquisition, development and other pursuit costs	229	—	—
Impairment charges	15	580	—

Total expenses	146,688	120,377	83,791

Operating income	21,379	19,659	24,691
Interest expense	(10,648)	(12,303)	(16,561)
Loss on extinguishment of debt	—	(2,387)	—
Gain on real estate dispositions and acquisitions	2,211	9,460	—
Other (expense) income	(113)	297	777

Income before taxes	12,829	14,726	8,907
Income tax provision	(70)	(273)	—

Income from continuing operations	12,759	14,453	8,907
Discontinued operations:
Loss from discontinued operations	—	—	(35)
Gain on sale of real estate	—	—	25

Results from discontinued operations	—	—	(10)

Net income	12,759	14,453	$8,897

Net income attributable to predecessor	—	(2,020)
Net income attributable to noncontrolling interests	(5,068)	(5,097)

Net income attributable to stockholders	$7,691	$7,336

Net income per share:
Basic and diluted	$0.37	$0.39

Net income per unit:
Basic and diluted	$0.36	$0.39

Weighted-average outstanding:
Common shares	20,946	19,046
Common units	14,125	13,059

Basic and diluted	35,071	32,105

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Consolidated and Combined Statements of Equity

(In thousands, except share data)

	Shares of common stock	Common stock	Additional paid- in capital	Distributions in excess of earnings	Predecessor deficit	Total stockholders’ and predecessor deficit	Noncontrolling interests	Total Equity
Predecessor
Balance, January 1, 2012	—	$—	$—	$—	$(37,399)	$(37,399)	$—	$(37,399)
Net income	—	—	—	—	8,897	8,897	—	8,897
Contributions	—	—	—	—	1,655	1,655	—	1,655
Distributions	—	—	—	—	(14,494)	(14,494)	—	(14,494)

Balance, December 31, 2012	—	$—	$—	$—	$(41,341)	$(41,341)	$—	$(41,341)
Net income	—	—	—	—	2,020	2,020	—	2,020
Contributions	—	—	—	—	2,218	2,218	—	2,218
Distributions	—	—	—	—	(12,399)	(12,399)	—	(12,399)

Balance, May 12, 2013	—	$—	$—	$—	$(49,502)	$(49,502)	$—	$(49,502)
Armada Hoffler Properties, Inc.
Net proceeds from sale of common stock	19,003,750	190	191,993	—	—	192,183	—	192,183
Formation transactions	—	—	(191,993)	(47,605)	49,502	(190,096)	152,142	(37,954)
Restricted stock award grants	160,540	2	(2)	—	—	—	—	—
Vesting of restricted stock awards	—	—	1,249	—	—	1,249	—	1,249
Restricted stock award forfeitures	(877)	—	—	—	—	—	—	—
Net income	—	—	—	7,336	—	7,336	5,097	12,433
Dividends and distributions declared	—	—	—	(7,665)	—	(7,665)	(5,223)	(12,888)

Balance, December 31, 2013	19,163,413	$192	$1,247	$(47,934)	$—	$(46,495)	$152,016	$105,521
Net proceeds from sale of common stock	5,750,000	57	49,242	—	—	49,299	—	49,299
Restricted stock award grants	110,642	1	(1)	—	—	—	—	—
Vesting of restricted stock awards	—	—	1,285	—	—	1,285	—	1,285
Restricted stock award forfeitures	(1,354)	—	—	—	—	—	—	—
Acquisitions of real estate investments in exchange for common units	—	—	—	—	—	—	16,351	16,351
Exchange of owners’ equity for common units	—	—	(301)	—	—	(301)	301	—
Net income	—	—	—	7,691	—	7,691	5,068	12,759
Dividends and distributions declared	—	—	—	(14,170)	—	(14,170)	(9,139)	(23,309)

Balance, December 31, 2014	25,022,701	$250	$51,472	$(54,413)	$—	$(2,691)	$164,597	$161,906

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Consolidated and Combined Statements of Cash Flows

(In thousands)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$12,759	$14,453	$8,897
Results from discontinued operations	—	—	10

Income from continuing operations	12,759	14,453	8,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	14,984	12,806	11,601
Amortization of leasing costs and in-place lease intangibles	2,585	2,092	1,308
Accrued straight-line rental revenue	(2,203)	(1,055)	(2,158)
Amortization of leasing incentives and above or below-market rents	632	683	755
Accrued straight-line ground rent expense	315	364	333
Bad debt expense	79	162	305
Noncash stock compensation	917	1,249	—
Impairment charges	15	580	—
Noncash interest expense	517	636	615
Noncash loss on extinguishment of debt	—	644	—
Gain on real estate dispositions and acquisitions	(2,211)	(9,460)	—
Change in the fair value of derivatives	233	12	(408)
Other noncash gain	(42)	—	—
Income from real estate joint ventures	—	(210)	(261)
Changes in operating assets and liabilities, net of acquisitions:
Property assets	(1,420)	7,761	(991)
Property liabilities	(1,069)	(2,836)	2,404
Construction assets	(5,893)	(2,115)	2,170
Construction liabilities	11,164	(3,591)	(2,220)

Net cash provided by continuing operations	31,362	22,175	22,360
Net cash used for discontinued operations	—	—	(34)

Net cash provided by operating activities	31,362	22,175	22,326

INVESTING ACTIVITIES
Development of real estate investments	(98,467)	(41,298)	(2,665)
Tenant and building improvements	(6,362)	(3,920)	(2,307)
Acquisitions of real estate investments, net of cash acquired	(2,754)	(2,106)	—
Dispositions of real estate investments	7,387	—	—
Government development grants	300	300	400
(Increase) decrease in restricted cash	(1,824)	93	184
Leasing costs	(2,835)	(1,180)	(741)
Leasing incentives	(751)	(266)	(475)
Contributions to real estate joint ventures	—	(81)	—
Return of capital from real estate joint ventures	—	511	405

Net cash used for continuing operations	(105,306)	(47,947)	(5,199)
Net cash provided by discontinued operations	—	—	497

Net cash used for investing activities	(105,306)	(47,947)	(4,702)

FINANCING ACTIVITIES
Proceeds from sale of common stock	49,566	203,245	—
Offering costs	(416)	(7,937)	(3,125)
Formation transactions	—	(47,450)	—
Debt issuances, credit facility and construction loan borrowings	117,645	106,054	30,612

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Debt and credit facility repayments, including principal amortization	(63,306)	(197,478)	(35,093)
Debt issuance costs	(448)	(2,738)	(931)
Dividends and distributions	(22,096)	(7,733)	—
Predecessor contributions	—	2,218	1,655
Predecessor distributions	—	(12,927)	(14,791)

Net cash provided by (used for) continuing operations	80,945	35,254	(21,673)
Net cash used for discontinued operations	—	—	—

Net cash provided by (used for) financing activities	80,945	35,254	(21,673)

Net increase (decrease) in cash and cash equivalents	7,001	9,482	(4,049)
Cash and cash equivalents, beginning of period	18,882	9,400	13,449

Cash and cash equivalents, end of period	$25,883	$18,882	$9,400

Supplemental cash flow information:
Cash paid for interest	$12,132	$12,617	$16,161
Cash paid for income taxes	$821	$—	$—

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Notes to Consolidated and Combined Financial Statements

1.	Business and Organization

Armada Hoffler Properties, Inc. (the “Company”) is a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States.

As of December 31, 2014, the Company’s operating property portfolio comprised the following:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia
Armada Hoffler Tower	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia
Oyster Point	Office	Newport News, Virginia
Richmond Tower	Office	Richmond, Virginia
Sentara Williamsburg	Office	Williamsburg, Virginia
Two Columbus	Office	Virginia Beach, Virginia
249 Central Park Retail	Retail	Virginia Beach, Virginia
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Commerce Street Retail	Retail	Virginia Beach, Virginia
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Point Center	Retail	Durham, North Carolina
Parkway Marketplace	Retail	Virginia Beach, Virginia
South Retail	Retail	Virginia Beach, Virginia
Studio 56 Retail	Retail	Virginia Beach, Virginia
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Encore Apartments	Multifamily	Virginia Beach, Virginia
Liberty Apartments	Multifamily	Newport News, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia
Whetstone Apartments	Multifamily	Durham, North Carolina

As of December 31, 2014, the following properties were either under development or construction:

Property	Segment	Location
Commonwealth of Virginia – Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia – Virginia Beach	Office	Virginia Beach, Virginia
Oceaneering	Office	Chesapeake, Virginia
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Sandbridge Commons	Retail	Virginia Beach, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland

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

On May 13, 2013, the Company completed the IPO of 16,525,000 shares of common stock and on May 22, 2013, the underwriters of the IPO exercised their overallotment option in full to purchase an additional 2,478,750 shares. Net proceeds from the IPO to the Company after deducting the underwriting discount and related offering costs were $192.2 million. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for common units in the Operating Partnership. With the net proceeds from the IPO, the Operating Partnership repaid $150.0 million of outstanding indebtedness and paid $47.6 million as partial consideration to prior investors in connection with the Formation Transactions.

Pursuant to the Formation Transactions, the Operating Partnership: (i) acquired 100% of the interests in the entities comprising the Predecessor, (ii) succeeded to the ongoing construction and development businesses of the Predecessor, (iii) assumed asset management of certain of the properties acquired from the Predecessor, (iv) succeeded to the third-party asset management business of the Predecessor, (v) succeeded to the projects under development by the Predecessor, (vi) received options to acquire nine parcels of developable land from the Predecessor and (vii) entered into a contribution agreement to acquire Liberty Apartments upon satisfaction of certain conditions and transferability restrictions including completion of the project’s construction by the Company. The Operating Partnership completed the acquisition of Liberty Apartments on January 17, 2014.

The Company accounted for the contribution or acquisition of interests in the combined entities of the Predecessor as transactions among entities under common control. As a result, the contribution or acquisition of interests in each of the combined entities was accounted for at the Predecessor’s historical cost. The acquisitions of interests in the equity method investments of the Predecessor were accounted for as purchases at fair value under the acquisition method of accounting.

References to “Armada Hoffler” in these notes to consolidated and combined financial statements signify the Company for the period after the completion of the IPO and the Formation Transactions on May 13, 2013 and the Predecessor for all prior periods. Because of the timing of the IPO and the Formation Transactions, the results of operations for the year ended December 31, 2012 reflect only those of the Predecessor. The results of operations for the year ended December 31, 2013 reflect those of the Predecessor together with the Company, while the results of operations for the year ended December 31, 2014 as well as the financial condition as of December 31, 2014 and 2013 reflect only those of the Company.

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

Revenue Recognition

Rental Revenues

Armada Hoffler leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Armada Hoffler begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with Armada Hoffler’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of such revenue is reasonably assured. Armada Hoffler recognizes contingent rental revenue (e.g., percentage rents based on tenant sales) when changes in the factors on which the contingent lease payments are based actually occur. Armada Hoffler recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Armada Hoffler recognizes cost reimbursement revenue for real estate taxes, operating expenses and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. Armada Hoffler recognizes lease termination fees either upon termination or evenly over any remaining lease term.

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

Armada Hoffler capitalizes direct and indirect project costs associated with the initial construction of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include preacquisition development and preconstruction costs including overhead, salaries and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent and interest. Interest capitalized during the years ended December 31, 2014 and 2013 was $3.1 million and $0.6 million, respectively. Interest capitalized during the year ended December 31, 2012 was not significant. Overhead, salaries and related personnel costs capitalized during each of the three years ended December 31, 2014 were $2.4 million, $1.6 million and $0.4 million, respectively.

Armada Hoffler capitalizes preacquisition development costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized preacquisition development costs are presented within other assets in the consolidated balance sheets. Capitalized preacquisition development costs as of December 31, 2014 and 2013 were $4.6 million and $2.0 million, respectively. Capitalized preacquisition development costs attributable to the Johns Hopkins Village project were $2.1 million and $0.5 million as of December 31, 2014 and 2013, respectively. Costs attributable to unsuccessful projects are expensed.

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

Real Estate Investments Held for Sale

Real estate assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. Once a property is classified as held for sale, it is no longer depreciated. A property is classified as held for sale when: (i) senior management commits to a plan to sell the property, (ii) the property is available for immediate sale in its present condition, subject only to conditions usual and customary for such sales, (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) the sale is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company classified the Sentara Williamsburg office property as held for sale as of December 31, 2014.

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

Accounts Receivable, net

Accounts receivable include amounts from tenants for base rents, contingent rents and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2014 and 2013, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $19.4 million and $17.5 million, respectively.

Armada Hoffler’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. Armada Hoffler establishes reserves for tenant receivables outstanding over 90 days. For all such tenants, Armada Hoffler also reserves any related accrued straight-line rental revenue. Additional reserves are recorded for more current amounts, as applicable, when Armada Hoffler has determined collectability to be doubtful. As of December 31, 2014 and 2013, the allowance for doubtful accounts was not significant. Armada Hoffler presents bad debt expense within rental expenses in the consolidated and combined statements of income.

Leasing Costs

Commissions paid by Armada Hoffler to third parties to originate a lease are deferred and amortized as depreciation and amortization expense on a straight-line basis over the term of the related lease. Leasing costs are presented within other assets in the consolidated balance sheets.

Leasing Incentives

Incentives paid by Armada Hoffler to tenants are deferred and amortized as reductions to rental revenues on a straight-line basis over the term of the related lease. Leasing incentives are presented within other assets in the consolidated balance sheets.

Acquired Lease Intangibles

Acquired lease intangibles are presented within other assets and other liabilities in the consolidated balance sheets. The Company amortizes in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. The Company amortizes above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market ground lease assets as increases to rental expenses on a straight-line basis over the remaining term of the related leases.

Debt Issuance Costs

Financing costs are deferred and amortized as interest expense using the effective interest method over the term of the related debt. Debt issuance costs are presented within other assets in the consolidated balance sheets.

Derivative Financial Instruments

Armada Hoffler may enter into interest rate derivatives to manage exposure to interest rate risks. Armada Hoffler does not use derivative financial instruments for trading or speculative purposes. Armada Hoffler recognizes derivative financial instruments at fair value and presents them within other assets and liabilities in the consolidated balance sheets. Presentation of gains (losses) resulting from changes in the fair value of derivatives depend on their designation and qualification for hedge accounting. As of December 31, 2014, Armada Hoffler had not designated any of its derivative instruments as hedges for accounting purposes. As a result, changes in the fair value of derivatives have been recognized within other income (expense) in the consolidated and combined statements of income.

Stock-Based Compensation

The Company measures the compensation cost of restricted stock awards based on the grant date fair value. The Company recognizes compensation cost for the vesting of restricted stock awards using the accelerated attribution method. Compensation cost associated with the vesting of restricted stock awards is presented within either general and administrative expenses or general contracting and real estate services expenses in the consolidated and combined statements of income. Total stock-based compensation expense recognized during the years ended December 31, 2014 and 2013 was $0.9 million and $1.2 million, respectively. Stock-based compensation for personnel directly involved in the development and initial construction of a property is capitalized. During the year ended December 31, 2014, the Company capitalized $0.4 million of stock-based compensation. Stock-based compensation capitalized during the year ended December 31, 2013 was not significant.

Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. For continued qualification as a REIT for federal income tax purposes, the Company must meet certain organizational and operational requirements, including a requirement to pay distributions to stockholders of at least 90% of annual taxable income, excluding net capital gains. As a REIT, the Company generally is not subject to income tax on net income distributed as dividends to stockholders. The Company is subject to state and local income taxes in some jurisdictions and, in certain circumstances, may also be subject to federal excise taxes on undistributed income. In addition, certain of the Company’s activities must be conducted by subsidiaries that have elected to be treated as a taxable REIT subsidiary (“TRS”) subject to both federal and state income taxes. The Operating Partnership conducts its development and construction businesses through the TRS. The related income tax provision or benefit attributable to the profits or losses of the TRS and any taxable income of the Company is reflected in the consolidated and combined financial statements.

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

The Predecessor was comprised primarily of limited partnerships, limited liability companies and S-corporations. Under applicable federal and state income tax rules, the allocated share of net income or loss from limited partnerships, limited liability companies and S-corporations flows through to the respective partners, members and shareholders. For periods prior to the completion of the IPO and the Formation Transactions on May 13, 2013, no provision was made for U.S. federal, state or local income taxes because profits and losses of the Predecessor flowed through to its respective partners, members and shareholders that were individually responsible for reporting such amounts.

Discontinued Operations

For periods prior to January 1, 2014, Armada Hoffler presented properties held for sale as discontinued operations only when it would not have any significant continuing involvement in the properties’ operations after their disposition and when the properties’ operations and cash flows: (i) could be clearly distinguished and (ii) would be eliminated from Armada Hoffler’s ongoing operations upon disposition.

Beginning January 1, 2014, only disposals representing a strategic shift that has or will have a major effect on the Company’s operations and financial results are reported as discontinued operations.

Net Income Per Share and Unit

The Company calculates net income per share and unit based upon the weighted average shares and units outstanding for periods after the completion of the IPO and Formation Transactions on May 13, 2013. Diluted net income per share and unit is calculated after giving effect to all significant potential dilutive shares outstanding during the period. There were no significant potential dilutive shares or units outstanding during the period May 13, 2013 through December 31, 2013 or for the year ended December 31, 2014. As a result, basic and diluted outstanding shares and units were the same.

Other Comprehensive Income

Armada Hoffler had no items of other comprehensive income during any of the three years ended December 31, 2014.

Emerging Growth Company Status

The Company qualifies as an emerging growth company (“EGC”) pursuant to the Jumpstart Our Business Startups Act. An EGC may choose to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the Financial Accounting Standards Board (the “FASB”) or the U.S. Securities and Exchange Commission (the “SEC”). The Company has elected to opt out of such extended transition period. This election is irrevocable.

Recent Accounting Pronouncements

In April 2014, the FASB revised the reporting and disclosure guidance for discontinued operations. Under the revised guidance, only disposals representing a strategic shift that has or will have a major effect on the Company’s operations and financial results will be reported as discontinued operations. The revised guidance also expands the disclosure requirements for discontinued operations and other disposals of significant business components. The revised guidance is not effective for the Company until January 1, 2015; however, early adoption is permitted. The Company early adopted the revised guidance effective January 1, 2014.

In May 2014, the FASB issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. While the new standard does not supersede the guidance on accounting for leases, it could change the way the Company recognizes revenue from construction and development contracts with third-party customers. The new standard will be effective for the Company beginning on January 1, 2017. Early adoption is not permitted. Management is currently evaluating the potential impact of the new revenue recognition standard on the Company’s consolidated financial statements.

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

Net operating income of Armada Hoffler’s reportable segments for each of the three years ended December 31, 2014 was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Office real estate
Rental revenues	$27,827	$25,794	$25,815
Property expenses	8,710	7,892	7,668

Segment net operating income	19,117	17,902	18,147

Retail real estate
Rental revenues	23,956	21,755	21,164
Property expenses	7,108	6,779	6,629

Segment net operating income	16,848	14,976	14,535

Multifamily residential real estate
Rental revenues	12,963	9,971	7,457
Property expenses	6,592	4,478	3,176

Segment net operating income	6,371	5,493	4,281

General contracting and real estate services
Segment revenues	103,321	82,516	54,046
Segment expenses	98,754	78,813	50,103

Segment net operating income	4,567	3,703	3,943

Other	—	—	(74)

Net operating income	$46,903	$42,074	$40,832

General contracting and real estate services revenues for each of the three years ended December 31, 2014 exclude revenue related to intercompany construction contracts of $85.4 million, $35.7 million and $1.4 million, respectively. General contracting and real estate services expenses for each of the three years ended December 31, 2014 exclude expenses related to intercompany construction contracts of $84.6 million, $35.4 million and $1.3 million, respectively. General contracting and real estate services expenses for the year ended December 31, 2014 include noncash stock compensation of $0.2 million.

The following table reconciles net operating income to net income for each of the three years ended December 31, 2014 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net operating income	$46,903	$42,074	$40,832
Depreciation and amortization	(17,569)	(14,898)	(12,909)
General and administrative expenses	(7,711)	(6,937)	(3,232)
Acquisition, development and other pursuit costs	(229)	—	—
Impairment charges	(15)	(580)	—
Interest expense	(10,648)	(12,303)	(16,561)
Loss on extinguishment of debt	—	(2,387)	—
Gain on real estate dispositions and acquisitions	2,211	9,460	—
Other (expense) income	(113)	297	777
Income tax provision	(70)	(273)	—
Results from discontinued operations	—	—	(10)

Net income	$12,759	$14,453	$8,897

General and administrative expenses represent costs not directly associated with the operation and management of Armada Hoffler’s real estate properties and general contracting and real estate services businesses. General and administrative expenses include office personnel salaries and benefits, bank fees, accounting fees, legal fees and other corporate office expenses. General and administrative expenses for the years ended December 31, 2014 and 2013 include noncash stock compensation of $0.7 million and $1.2 million, respectively.

Impairment charges recognized during the years ended December 31, 2014 and 2013 represent unamortized leasing assets related to vacated tenants.

Rental revenues for each of the three years ended December 31, 2014 comprised the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Minimum rents
Office	$26,394	$24,415	$24,101
Retail	20,198	18,473	17,753
Multifamily	11,076	8,364	6,259
Percentage rents
Office	69	104	109
Retail	216	121	121
Multifamily	100	105	103
Other
Office	1,364	1,275	1,605
Retail	3,542	3,161	3,290
Multifamily	1,787	1,502	1,095

Rental revenues	$64,746	$57,520	$54,436

Minimum rents include $2.2 million, $1.1 million and $2.2 million of straight-line rental revenue for each of the three years ended December 31, 2014, respectively. Minimum rents also include $(0.7) million, $(0.8) million and $(0.8) million of leasing incentive amortization for each of the three years ended December 31, 2014, respectively. Percentage rents are based on tenants’ sales. Other rental revenue includes cost reimbursements for real estate taxes, property insurance and common area maintenance as well as termination fees.

Property expenses for each of the three years ended December 31, 2014 comprised the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Rental expenses
Office	$6,395	$5,721	$5,499
Retail	5,011	4,808	4,791
Multifamily	5,261	3,496	2,383
Other	—	—	9

Total	16,667	14,025	12,682

Real estate taxes
Office	2,315	2,171	2,169
Retail	2,097	1,971	1,838
Multifamily	1,331	982	793
Other	—	—	65

Total	5,743	5,124	4,865

Property expenses	$22,410	$19,149	$17,547

Rental expenses represent costs directly associated with the operation and management of Armada Hoffler’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance and utilities.

4.	Operating Leases

The Company’s commercial tenant leases generally range from five to 20 years, but certain leases with anchor tenants may be longer. The Company’s commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

2015	$51,679
2016	51,726
2017	50,075
2018	46,265
2019	39,056
Thereafter	275,405

Total	$514,206

Lease terms on multifamily apartment units generally range from seven to 15 months, with a majority having 12-month lease terms. Apartment leases are not included in the preceding table as the remaining terms as of December 31, 2014 are generally less than one year.

5.	Real Estate Investments

The Company’s real estate investments comprised the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Income producing property	Held for development	Construction in progress	Total
Land	$40,898	$—	$15,260	$56,158
Land improvements	16,279	—	—	16,279
Buildings and improvements	456,741	—	—	456,741
Development and construction costs	—	—	65,822	65,822

Real estate investments	$513,918	$—	$81,082	$595,000

	December 31, 2013
	Income producing property	Held for development	Construction in progress	Total
Land	$27,736	$—	$13,577	$41,313
Land improvements	12,562	—	—	12,562
Buildings and improvements	365,941	—	—	365,941
Development and construction costs	—	—	43,160	43,160

Real estate investments	$406,239	$—	$56,737	$462,976

Acquisition of Liberty Apartments

As discussed in Note 1, the Company completed the acquisition of Liberty Apartments from affiliates of the Predecessor on January 17, 2014. The fair value of the total consideration transferred at the acquisition date to acquire Liberty Apartments was $26.7 million, consisting of 695,652 common units of limited partnership interest in the Operating Partnership (“OP Units”), $3.0 million in cash and the assumption of $17.0 million of debt. The fair value adjustment to the assumed debt of Liberty Apartments was a $1.5 million discount. The outstanding principal balance of the assumed debt of Liberty Apartments at the acquisition date was $18.5 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Liberty Apartments
Land	$3,580
Site improvements	280
Building and improvements	23,214
In-place leases	340
Indebtedness	(16,966)
Net working capital	(679)

Net assets acquired	$9,769

Liberty Apartments did not have significant operations during the year ended December 31, 2013. Rental revenues and net loss from Liberty Apartments for the period from the acquisition date to December 31, 2014 included in the consolidated statement of income was $1.0 million and $(2.1) million, respectively.

Acquisition of Dimmock Square

On August 15, 2014, the Company completed the acquisition of Dimmock Square, a 106,166 square foot retail center located in Colonial Heights, Virginia. The fair value of the total consideration transferred at the acquisition date to acquire Dimmock Square was $19.7 million, consisting of 990,952 OP Units and $10.1 million of cash that was used to immediately defease the loan secured by Dimmock Square upon its contribution to the Operating Partnership.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Dimmock Square
Land	$5,100
Site improvements	600
Building and improvements	12,526
In-place leases	1,880
Above and below-market leases	(390)

Net assets acquired	$19,716

Rental revenues and net loss from Dimmock Square for the period from the acquisition date to December 31, 2014 included in the consolidated statement of income was $0.8 million and less than $(0.1) million, respectively.

During the year ended December 31, 2014, the Company recognized $0.2 million of acquisition, development and other pursuit costs primarily related to the acquisition of Dimmock Square.

Acquisitions of Bermuda Crossroads and Smith’s Landing

Substantially concurrent with the completion of the IPO on May 13, 2013 and in connection with the Formation Transactions, the Operating Partnership acquired 100% of the interests in Bermuda Crossroads and Smith’s Landing. Prior to the acquisition date, the Predecessor accounted for its 50% interest in Bermuda Crossroads and 40% interest in Smith’s Landing as equity method investments.

The acquisitions of controlling interests in Bermuda Crossroads and Smith’s Landing were accounted for as purchases at fair value under the acquisition method of accounting. Total consideration in the form of cash and OP Units paid for the 50% interest in Bermuda Crossroads was $3.2 million. Total consideration in the form of cash and OP Units paid for the 60% interest in Smith’s Landing was $7.5 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Bermuda Crossroads	Smith’s Landing
Land	$5,450	$—
Site improvements	540	450
Building and improvements	10,101	34,655
Intangible assets	2,860	2,420
Net working capital	237	14
Indebtedness	(11,053)	(24,995)
Below-market leases	(1,750)	—

Net assets acquired	$6,385	$12,544

The identified intangible assets for Bermuda Crossroads are primarily in-place leases. The identified intangible assets for Smith’s Landing include $1.9 million assigned to a below-market ground lease and $0.5 million assigned to in-place leases. The fair value adjustment to the assumed debt of Bermuda Crossroads was a $0.2 million premium. The fair value adjustment to the assumed debt of Smith’s Landing was not significant.

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

Pro Forma Financial Information (Unaudited)

The following table summarizes the consolidated and combined results of operations of Armada Hoffler on a pro forma basis, as if Dimmock Square had been acquired as of January 1, 2013 and both Bermuda Crossroads and Smith’s Landing had been acquired as of January 1, 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Rental revenues	$66,000	$61,555	$60,075
Net income	13,361	5,676	18,520

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if these acquisitions had taken place on January 1, 2013 and 2012. The pro forma financial information includes adjustments to rental revenue and rental expenses for above and below-market leases, adjustments to depreciation and amortization expense for acquired property and in-place lease assets and adjustments to interest expense for fair value adjustments to assumed debt.

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

On November 20, 2014, the Company completed the sale of the Virginia Natural Gas office property for $8.9 million in cash. Net proceeds to the Company after transaction costs and tax protection payments were $7.4 million. The gain on the disposition of the Virginia Natural Gas office property was $2.2 million.

Subsequent to December 31, 2014

On January 5, 2015, the Company completed the sale of the Sentara Williamsburg office property for $15.4 million in cash. Net proceeds to the Company after transaction costs were $15.2 million. The gain on the disposition of the Sentara Williamsburg office property was $6.2 million. The Company intends to use the net proceeds from the Sentara Williamsburg sale in combination with the issuance of common stock to acquire two grocery store anchored retail centers in Maryland for a combined purchase price of $39.1 million. Both transactions are subject to customary closing conditions and are expected to close by the end of the first quarter of 2015.

On January 9, 2015, the Company entered into an agreement to purchase a 57,000 square foot grocery store anchored retail center in Myrtle Beach, South Carolina for $8.7 million, including the assumption of approximately $5.1 million of debt. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2015.

On February 13, 2015, the Company agreed to the future sale of the Oyster Point office property for $6.5 million in cash. The Company intends to complete the sale on January 15, 2017.

On February 26, 2015, the Company entered into a definitive agreement to sell Whetstone Apartments for $35.6 million. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2015.

6.	Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Billings of $39.8 million and $16.2 million are netted against construction contract costs and estimated earnings as of December 31, 2014 and 2013, respectively. The Company expects to bill and collect substantially all construction contract costs incurred as of December 31, 2014 during the year ending December 31, 2015.

The Company defers precontract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Precontract costs of $0.2 million and $0.8 million were deferred as of December 31, 2014 and 2013, respectively.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

Construction receivables and payables include retentions—amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2014 and 2013, construction receivables included retentions of $4.7 million and $3.2 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2014 during the year ending December 31, 2015. As of December 31, 2014 and 2013, construction payables included retentions of $9.0 million and $2.1 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2014 during the year ending December 31, 2015.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Costs incurred on uncompleted construction contracts	$195,219	$97,372
Estimated earnings	8,501	4,584
Billings	(204,501)	(102,319)

Net position	$(781)	$(363)

	December 31,
	2014	2013
Construction contract costs and estimated earnings in excess of billings	$272	$1,178
Billings in excess of construction contract costs and estimated earnings	(1,053)	(1,541)

Net position	$(781)	$(363)

The Company expects to complete all uncompleted contracts as of December 31, 2014 during the years ending December 31, 2015 and 2016.

7.	Indebtedness

The Company’s indebtedness comprised the following as of December 31, 2014 and 2013 (dollars in thousands):

	Principal Balance		Stated Interest Rate	Stated Maturity Date
	December 31,		December 31,
Secured Debt	2014	2013	2014	2014
Credit facility	$59,000	$70,000	LIBOR + 1.60% - 2.20%	May 13, 2016
Oyster Point	6,274	6,466	5.41%	December 1, 2015
249 Central Park Retail(1)	15,566	15,834	5.99%	September 8, 2016
South Retail	6,867	6,985	5.99%	September 8, 2016
Studio 56 Retail	2,618	2,690	3.75%	May 7, 2015
Commerce Street Retail	5,549	5,613	LIBOR + 2.25%	October 31, 2018
Fountain Plaza Retail(1)	7,783	7,917	5.99%	September 8, 2016
Dick’s at Town Center	8,216	8,318	LIBOR + 2.75%	October 31, 2017
Broad Creek Shopping Center
Note 1(2)	4,452	4,503	LIBOR + 2.25%	October 31, 2018
Note 2(2)	8,173	8,267	LIBOR + 2.25%	October 31, 2018
Note 3(2)	3,422	3,461	LIBOR + 2.25%	October 31, 2018
North Point Center
Note 1	10,149	10,319	6.45%	February 5, 2019
Note 2	2,753	2,830	7.25%	September 15, 2025
Note 4	—	1,030	—	—
Note 5(3)	685	705	LIBOR + 2.00%	February 1, 2017
Hanbury Village
Note 1	21,218	21,449	6.67%	October 11, 2017
Note 2	4,090	4,159	LIBOR + 2.25%	October 31, 2018
Harrisonburg Regal	3,659	3,842	6.06%	June 8, 2017
Tyre Neck Harris Teeter	2,437	2,482	LIBOR + 2.25%	October 31, 2018
The Cosmopolitan	47,132	47,723	3.75%	July 1, 2051
Smith’s Landing(4)	24,470	24,795	LIBOR + 2.15%	January 31, 2017
Liberty Apartments(4)	20,603	—	5.66%	November 1, 2043
4525 Main Street	30,870	11,313	LIBOR + 1.95%	January 30, 2017
Encore Apartments	22,215	3,585	LIBOR + 1.95%	January 30, 2017
Whetstone Apartments	16,019	284	LIBOR + 1.90%	October 8, 2016
Sandbridge Commons	5,892	3,172	LIBOR + 1.85%	January 17, 2018
Oceaneering	13,490	—	LIBOR + 1.75%	February 28, 2018
Commonwealth of Virginia – Chesapeake	3,585	—	LIBOR + 1.90%	August 28, 2017
Lightfoot Marketplace	3,484	—	LIBOR + 1.90%	November 14, 2017

Total principal balance	$360,671	$277,742
Unamortized fair value adjustments	(1,442)	3

Indebtedness	$359,229	$277,745

(1)	Cross collateralized.
(2)	Cross collateralized.
(3)	Subject to an interest rate swap lock at a rate of 3.57%.
(4)	Principal balance excluding fair value adjustments.

The Company’s indebtedness comprised the following fixed and variable-rate debt as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Fixed-rate secured debt	$144,622	$127,085
Variable-rate secured debt	216,049	150,657

Total principal balance	$360,671	$277,742

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2014, the Company was in compliance with all loan covenants.

Scheduled principal repayments and term-loan maturities during each of the next five years and thereafter are as follows (in thousands):

Year	Scheduled Principal Payments	Term- Loan Maturities	Total Payments
2015	$3,222	$8,681	$11,903
2016	3,499	104,300	107,799
2017	2,775	116,141	118,916
2018	1,808	44,674	46,482
2019	1,216	9,333	10,549
Thereafter	63,678	1,344	65,022

Total	$76,198	$284,473	$360,671

Credit Facility

On May 13, 2013, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a $100.0 million senior secured revolving credit facility. On October 10, 2013, the Operating Partnership increased the aggregate capacity under the credit facility to $155.0 million. As of December 31, 2013, the Operating Partnership had $70.0 million outstanding under the credit facility. During the year ended December 31, 2014, the Operating Partnership borrowed $38.0 million under the credit facility. On September 15, 2014, the Operating Partnership used the proceeds from the Company’s underwritten public offering of common stock to repay $49.0 million of the outstanding balance under the credit facility that had been used to fund the Company’s development activities. As of December 31, 2014, the Operating Partnership had $59.0 million outstanding on the credit facility.

As of December 31, 2014, the following properties served as the borrowing base collateral for the credit facility: (i) Armada Hoffler Tower, (ii) Richmond Tower, (iii) One Columbus, (iv) Two Columbus, (v) Sentara Williamsburg, (vi) Bermuda Crossroads, (vii) a portion of North Point Center, (viii) Gainsborough Square, (ix) Parkway Marketplace and (x) Courthouse 7-Eleven.

The credit facility required the Operating Partnership to comply with various financial covenants, including:

•	Maximum leverage ratio (as amended on April 22, 2014) of 65% as of the last day of each fiscal quarter through maturity;

•	Minimum fixed charge coverage ratio of 1.75 to 1.0;

•	Minimum tangible net worth equal to at least the sum of 80% of tangible net worth on the closing date of the credit facility plus 75% of the net proceeds of any additional equity issuances;

•	Maximum amount of variable rate indebtedness not exceeding 30% of total asset value; and

•	Maximum amount of secured recourse indebtedness of 35% of total asset value.

The credit facility permitted investments in the following types of assets: (i) unimproved land holdings in an aggregate amount not exceeding 5% of total asset value, (ii) construction in progress in an aggregate amount not exceeding 25% of total asset value and (iii) unconsolidated affiliates in aggregate amount not exceeding 5% of total asset value. Investments in these types of assets collectively could not exceed 30% of total asset value. In addition to these financial covenants, the credit facility required the Operating Partnership to comply with various customary affirmative and negative covenants that restricted the ability to, among other things, incur debt and liens, make investments, dispose of properties and make distributions. As of December 31, 2014, the Operating Partnership was in compliance with all covenants under the credit facility.

The credit facility bore interest between LIBOR plus 1.60% and LIBOR plus 2.20%. The interest rate on the credit facility as of December 31, 2014 was 1.92%.

Subsequent to December 31, 2014

On January 23, 2015, the Operating Partnership borrowed an additional $5.0 million under the credit facility. The credit facility was scheduled to mature on May 13, 2016; however, the Operating Partnership repaid all amounts due under the credit facility with proceeds from a new credit facility and terminated the existing credit facility on February 20, 2015, as discussed below.

New Credit Facility

On February 20, 2015, the Operating Partnership, as borrower, and the Company as parent guarantor, agreed to a new $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. The new credit facility replaced the existing $155.0 million senior secured revolving credit facility that was scheduled to mature on May 13, 2016. On February 20, 2015, the Operating Partnership borrowed $54.0 million under the revolving credit facility and $50.0 million under the term loan facility to repay in full all outstanding amounts due under the prior credit facility and to repay approximately $39.0 million of other indebtedness secured by properties in the Company’s portfolio for the purpose of unencumbering those properties.

The new credit facility includes an accordion feature that allows the total commitments to be increased to $350.0 million, subject to certain conditions. The amount permitted to be borrowed under the new credit facility, together with all of the Operating Partnership’s other unsecured indebtedness is generally limited to the lesser of: (i) 60% of the value of the unencumbered borrowing base properties, (ii) the maximum amount of principal that would result in a debt service coverage ratio of 1.50 to 1.0, and (iii) the maximum aggregate loan commitment, which currently is $200.0 million.

The new revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option. The term loan facility has a scheduled maturity date of February 20, 2020. The Operating Partnership may, at any time, voluntarily prepay any loan under the new credit facility in whole or in part without premium or penalty.

The new revolving credit facility bears interest at LIBOR plus 1.40% to 2.00%, depending on the Operating Partnership’s total leverage. The term loan facility bears interest at LIBOR plus 1.35% to 1.95%, depending on the Operating Partnership’s total leverage. The Operating Partnership is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the new credit facility, depending on the amount of borrowings under the new credit facility. If the Company attains investment grade credit ratings from S&P and Moody’s, the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings.

The new credit facility requires the Operating Partnership to comply with various financial covenants, affirmative covenants and other restrictions, including the following:

•	Total leverage ratio of the Company of not more than 60%;

•	Ratio of adjusted EBITDA to fixed charges of the Company of not less than 1.50 to 1.0;

•	Tangible net worth of not less than the sum of $220.0 million and 75% of the net equity proceeds received after December 31, 2014;

•	Ratio of variable rate indebtedness to total asset value of not more than 30%;

•	Ratio of secured indebtedness to total asset value of not more than 45%; and

•	Ratio of secured recourse debt to total asset value of not more than 25%.

The new credit facility limits the Company’s ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreement allows the Company to pay cash dividends with respect to any 12-month period in an amount not to exceed the greater of: (i) 95% of adjusted funds from operations (as defined in the credit agreement) or (ii) the amount required for the Company (a) to maintain its status as a REIT and (b) to avoid income or excise tax. If certain defaults or events of default exist, the Company may pay cash dividends with respect to any 12-month period to the extent necessary to maintain its status as a REIT. The new credit facility also restricts the amount of capital that the Operating Partnership can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates.

Other Financing Activity

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

On November 3, 2014, the Company repaid North Point Center Note 4 for $1.0 million.

On November 14, 2014, the Company closed on a $15.0 million loan to fund the development and construction of Lightfoot Marketplace. The construction loan bears interest at LIBOR plus 1.90% and matures on November 14, 2017.

Subsequent to December 31, 2014

On February 20, 2015, the Company repaid the following loans with borrowings under the Operating Partnership’s new credit facility: (i) Studio 56 Retail, (ii) Commerce Street Retail, (iii) Dick’s at Town Center, (iv) Broad Creek Shopping Center Note 1, (v) Broad Creek Shopping Center Note 2, (vi) Broad Creek Shopping Center Note 3, (vii) Hanbury Village Note 2 and (viii) Tyre Neck Harris Teeter.

8.	Derivative Financial Instruments

On March 14, 2014, the Company executed a LIBOR interest rate cap agreement on a notional amount of $50.0 million and a strike price of 1.25% for a premium of $0.4 million. The interest rate cap agreement expires on March 1, 2017.

The Company’s derivatives comprised the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014			2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Pay fixed interest rate swaps	$685	$—	$(11)	$705	$—	$(16)
Interest rate caps	180,434	260	—	130,672	102	—

Total	$181,119	$260	$(11)	$131,377	$102	$(16)

The changes in the fair value of Armada Hoffler’s derivatives during each of the three years ended December 31, 2014 was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Pay fixed interest rate swaps	$5	$152	$445
Interest rate caps	(238)	(164)	(37)

Other (expense) income	$(233)	$(12)	$408

Subsequent to December 31, 2014

On February 20, 2015, the Operating Partnership entered into a $50.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $50.0 million interest rate swap has a fixed rate of 2.00%, an effective date of March 1, 2016 and a maturity date of February 20, 2020. The Operating Partnership entered into this interest rate swap agreement in connection with the new $50.0 million senior unsecured term loan facility that bears interest at LIBOR plus 1.35% to 1.95%, depending on the Operating Partnership’s total leverage. The Company designated this interest rate swap as a cash flow hedge of the variable interest payments associated with the term loan facility.

9.	Equity

Stockholders’ Equity

On September 15, 2014, the Company completed an underwritten public offering of 5,750,000 shares of common stock. The net proceeds to the Company after deducting the underwriting discount and related offering costs were $49.3 million.

As of December 31, 2014, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 25.0 million and 19.2 million shares of common stock issued and outstanding as of December 31, 2014 and 2013, respectively. No shares of preferred stock were issued and outstanding as of December 31, 2014 or 2013.

Noncontrolling Interests

As of December 31, 2014 and 2013, the Company held a 62.9% and 59.5% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent OP Units not held by the Company.

On January 17, 2014, the Operating Partnership issued 695,652 OP Units as partial consideration for the acquisition of Liberty Apartments. On March 31, 2014, the Operating Partnership issued 30,000 OP Units in exchange for all noncontrolling interests in Sandbridge Commons. The Company recognized the difference between the fair value of the OP Units issued and the adjustment to the carrying amount of the noncontrolling interests in Sandbridge Commons directly in equity as additional paid-in capital. On August 15, 2014, the Operating Partnership issued 990,952 OP Units as partial consideration for the acquisition of Dimmock Square.

Holders of OP Units may not transfer their units without the Company’s prior consent as general partner of the Operating Partnership. Beginning on the first anniversary of issuance, holders of OP Units may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock at the time of redemption or, at the Company’s option and sole discretion, for shares of common stock on a one-for-one basis. Accordingly, the Company presents OP Units of the Operating Partnership not held by the Company as noncontrolling interests within equity in the consolidated balance sheets.

Common Stock Dividends and Common Unit Distributions

During the year ended December 31, 2014, the Company declared the following dividends per share and distributions per unit:

Declaration Date	Record Date	Paid Date	Dividend Per Share/Distribution Per Unit
February 18, 2014	April 1, 2014	April 10, 2014	$0.16
May 9, 2014	July 1, 2014	July 10, 2014	0.16
August 4, 2014	October 1, 2014	October 9, 2014	0.16
November 10, 2014	December 30, 2014	January 8, 2015	0.16

		Total	$0.64

During the year ended December 31, 2014, the Company paid cash dividends of $13.2 million to common stockholders and the Operating Partnership paid cash distributions of $8.9 million to holders of OP Units.

The tax treatment of dividends paid to common stockholders during the year ended December 31, 2014 was as follows (unaudited):

Capital gains	5.3%
Ordinary income	52.3%
Return of capital	42.4%

Total	100.0%

During the year ended December 31, 2013, the Company declared the following dividends per share and distributions per unit:

Declaration Date	Record Date	Paid Date	Dividend Per Share/Distribution Per Unit
June 19, 2013	July 1, 2013	July 11, 2013	$0.08
August 9, 2013	October 1, 2013	October 10, 2013	0.16
November 11, 2013	December 30, 2013	January 9, 2014	0.16

		Total	$0.40

During the year ended December 31, 2013, the Company paid cash dividends of $4.6 million to common stockholders and the Operating Partnership paid cash distributions of $3.1 million to holders of OP Units.

The tax treatment of dividends paid to common stockholders during the year ended December 31, 2013 was as follows (unaudited):

Ordinary income	17.0%
Return of capital	83.0%

Total	100.0%

Subsequent to December 31, 2014

On January 8, 2015, the Company paid cash dividends of $4.0 million to common stockholders and the Operating Partnership paid cash distributions of $2.4 million to holders of OP Units.

On January 28, 2015, the Board of Directors declared a cash dividend of $0.17 per share to stockholders of record on April 1, 2015.

10.	Stock-Based Compensation

The Company’s 2013 Equity Incentive Plan permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units and other equity-based awards up to an aggregate of 700,000 shares of common stock over the ten-year term of the plan. As of December 31, 2014, the Company had 431,049 shares of common stock reserved for issuance under the 2013 Equity Incentive Plan.

During the year ended December 31, 2014, the Company granted an aggregate of 132,081 shares of restricted stock to employees and nonemployee directors. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Nonemployee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During the year ended December 31, 2014 and 2013, the Company recognized $1.3 million and $1.2 million of stock-based compensation, respectively. As of December 31, 2014, the total unrecognized compensation cost related to nonvested restricted shares was $0.5 million, substantially all of which the Company expects to recognize over the next 15 months.

The following table summarizes the changes in the Company’s nonvested restricted stock awards during the year ended December 31, 2014:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2014	111,940	$11.50
Granted	132,081	9.85
Vested	(98,938)	10.78
Forfeited	(1,354)	11.07

Nonvested as of December 31, 2014	143,729	$10.48

Restricted stock awards granted and vested during the year ended December 31, 2014 include 21,439 shares tendered by employees to satisfy minimum statutory tax withholding obligations.

Subsequent to December 31, 2014

On March 3, 2015, the Company granted 72,282 shares of restricted stock to employees with a grant date fair value of $10.98 per share. On March 11, 2015, the Company granted 646 shares of restricted stock to a nonemployee director with a grant date fair value of $10.36 per share.

11.	Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs—quoted prices in active markets for identical assets or liabilities

Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs—unobservable inputs

Except as disclosed below, the carrying amounts of the Company’s financial instruments approximate their fair value. Financial assets and liabilities whose fair values are measured on a recurring basis using Level 2 inputs consist of interest rate swaps and interest rate caps. The Company measures the fair values of these assets and liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s secured debt is sensitive to fluctuations in interest rates. Discounted cash flow analysis based on Level 2 inputs is generally used to estimate the fair value of the Company’s secured debt.

Considerable judgment is used to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured debt	$359,229	$366,095	$277,745	$273,310
Interest rate swap liabilities	11	11	16	16
Interest rate cap assets	260	260	102	102

12.	Income Taxes

The income tax provision for the years ended December 31, 2014 and 2013 comprised the following (in thousands):

	Years Ended December 31,
	2014	2013
Federal income taxes:
Current	$37	$356
Deferred	6	(113)
State income taxes:
Current	26	43
Deferred	1	(13)

Income tax provision	$70	$273

As of December 31, 2014 and 2013, the Company had $0.5 million of net deferred tax assets representing basis differences in the assets of the TRS and stock-based compensation attributable to the TRS.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2014 or 2013.

The Company had no income tax expense or benefit for the years ended December 31, 2012 and 2011 as the Predecessor consisted of flow-through entities that were not subject to tax.

13.	Other Assets

Other assets comprised the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Leasing costs, net	$11,683	$7,858
Leasing incentives, net	6,237	4,851
Acquired lease intangibles, net	5,247	4,369
Preacquisition development costs	4,550	2,036
Debt issuance costs, net	2,884	3,072
Prepaid assets and other	2,507	2,223

Other assets	$33,108	$24,409

14.	Other Liabilities

Other liabilities comprised the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred ground rent payable	$6,790	$6,475
Dividends and distributions payable	6,368	5,155
Acquired lease intangibles, net	1,867	1,638
Security deposits	1,014	748
Prepaid rent and other	1,922	1,857

Other liabilities	$17,961	$15,873

15.	Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2014 (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease assets	$5,434	$2,096	$3,338
Above-market lease assets	107	32	75
Below-market lease liabilities	2,169	302	1,867
Below-market ground lease assets	1,920	86	1,834

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2013 (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease assets	$3,279	$817	$2,462
Above-market lease assets	27	7	20
Below-market lease liabilities	1,750	112	1,638
Below-market ground lease assets	1,920	33	1,887

Amortization of in-place lease assets, net below-market lease liabilities and below-market ground lease assets for the year ended December 31, 2014 was $1.3 million, $0.2 million and less than $0.1 million, respectively.

Amortization of in-place lease assets, net below-market lease liabilities and below-market ground lease assets for the year ended December 31, 2013 was $0.8 million, $0.1 million and less than $0.1 million, respectively.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

	Rental Revenues	Rental Expenses	Depreciation and Amortization
Year ending December 31,
2015	$161	$53	$1,087
2016	112	53	626
2017	110	53	528
2018	107	53	351
2019	95	53	200

16.	Related Party Transactions

Armada Hoffler provides general contracting and real estate services to certain related party entities that are not included in these consolidated and combined financial statements. Revenue from construction contracts with related party entities of Armada Hoffler was $5.3 million, $45.0 million and $17.4 million for each of the three years ended December 31, 2014, respectively. Operating margin from such contracts was $0.3 million, $1.5 million and $1.2 million for each of the three years ended December 31, 2014, respectively. Real estate services fees from affiliated entities of Armada Hoffler was $0.5 million for the year ended December 31, 2014 and were not significant for either of the years ended December 31, 2013 or 2012. In addition, affiliated entities also reimburse Armada Hoffler for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by Armada Hoffler from affiliated entities were not significant for any of the three years ended December 31, 2014.

In connection with the Formation Transactions, the Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Formation Transactions on May 13, 2013. Upon completing the sale of the Virginia Natural Gas office property on November 20, 2014, the Operating Partnership paid $1.3 million under such tax protection agreements. The $1.3 million of tax protection payments made in connection with the Virginia Natural Gas office property sale is presented within gain on real estate dispositions and acquisitions in the consolidated statements of income.

17.	Commitments and Contingencies

Legal Proceedings

The Company is from time to time involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

The Company currently is a party to various legal proceedings, none of which management expects will have a material adverse effect on the Company’s financial position, results of operations or liquidity. Management accrues a liability for litigation if an unfavorable outcome is determined to be probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is determined by management to be probable and a range of loss can be reasonably estimated, management accrues the best estimate within the range; however, if no amount within the range is a better estimate than any other, the minimum amount within the range is accrued. Legal fees related to litigation are expensed as incurred. Management does not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on the Company’s financial position or results of operations; however, litigation is subject to inherent uncertainties.

Under the Company’s leases, tenants are typically obligated to indemnify the Company from and against all liabilities, costs and expenses imposed upon or asserted against it as owner of the properties due to certain matters relating to the operation of the properties by the tenant.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $192.2 million and $35.8 million as of December 31, 2014 and 2013, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of December 31, 2014 and 2013, the Operating Partnership had total outstanding letters of credit of $8.5 million and $3.0 million, respectively.

The Company has four ground leases on three properties with initial terms that range from twenty to fifty years and options to extend up to an additional 40 years in certain cases. The Company also leases automobiles and equipment.

Future minimum rental payments during each of the next five years and thereafter are as follows (in thousands):

2015	$1,546
2016	1,516
2017	1,484
2018	1,488
2019	1,563
Thereafter	60,198

Total	$67,795

Ground rent expense for each of the three years ended December 31, 2014 was $1.8 million, $1.5 million and $1.5 million, respectively.

Concentrations of Credit Risk

All of the Company’s income producing properties are located in either Virginia or North Carolina. The majority of the Company’s properties are located in Hampton Roads, Virginia. For each of the three years ended December 31, 2014, rental revenues from Hampton Roads properties represented 69%, 70% and 75%, respectively, of Armada Hoffler’s rental revenues. Many of Armada Hoffler’s Hampton Roads properties are located in the Town Center of Virginia Beach. For each of the three years ended December 31, 2014, rental revenues from Town Center properties represented 47%, 48% and 51%, respectively, of Armada Hoffler’s rental revenues.

Rental revenues from Richmond Tower individually represented 13%, 15% and 16% of Armada Hoffler’s rental revenues for each of the three years ended December 31, 2014, respectively. A single tenant—Williams Mullen, a prominent Mid-Atlantic law firm—occupies over 80% of Richmond Tower.

A single construction project in Baltimore, Maryland represented 41% of the Company’s general contracting and real estate services revenues for the year ended December 31, 2014. The same project represented 27% of the Company’s general contracting and real estate services segment profit for the year ended December 31, 2014.

18.	Selected Quarterly Financial Data (Unaudited)

The following tables summarize certain selected quarterly financial data for 2014 and 2013 (in thousands, except per share data):

	2014 Quarters
	First	Second	Third	Fourth
Rental revenues	$15,193	$15,319	$16,713	$17,521
General contracting and real estate services revenues	19,234	20,495	31,532	32,060
Net operating income	11,123	11,212	11,883	12,685
Net income	2,506	2,273	2,754	5,226
Net income attributable to stockholders	1,465	1,325	1,615	3,286
Net income per share: basic and diluted	$0.08	$0.07	$0.08	$0.13

	2013 Quarters
	First	Second	Third	Fourth
Rental revenues	$13,398	$14,231	$14,899	$14,992
General contracting and real estate services revenues	17,956	23,291	21,896	19,373
Net operating income	9,455	10,372	10,731	11,516
Net income	1,931	8,404	1,252	2,866
Net income attributable to stockholders	—	4,886	745	1,705
Net income per share: basic and diluted	$—	$0.26	$0.04	$0.09

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation

December 31, 2014
			Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount						Year of Construction/ Acquisition
	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation		Net Carrying Amount(1)
Office
4525 Main Street	$30,870		$982	$—	$38,481	$982	$38,481	$39,463	$487		$38,976	2014
Armada Hoffler Tower	—	(2)	1,976	—	55,029	1,976	55,029	57,005	23,748		33,257	2002
Commonwealth of Virginia – Chesapeake	3,585		328	—	6,248	328	6,248	6,576	—	(3)	6,576	—	(3)
Commonwealth of Virginia – Virginia Beach	—		208	—	2,083	208	2,083	2,291	—	(3)	2,291	—	(3)
Oceaneering	13,490		1,829	—	19,345	1,829	19,345	21,174	—	(3)	21,174	—	(3)
One Columbus	—	(2)	960	10,269	6,795	960	17,064	18,024	8,463		9,561	1984/2000
Oyster Point	6,274		57	—	11,512	57	11,512	11,569	8,637		2,932	1989
Richmond Tower	—	(2)	3,038	—	45,473	3,038	45,473	48,511	7,245		41,266	2010
Two Columbus	—	(2)	53	—	18,242	53	18,242	18,295	4,264		14,031	2009

Total office	$54,219		$9,431	$10,269	$203,208	$9,431	$213,477	$222,908	$52,844		$170,064

Retail
249 Central Park Retail	$15,566		$713	$—	$13,476	$713	$13,476	$14,189	$6,395		$7,794	2004
Bermuda Crossroads	—	(2)	5,450	10,641	474	5,450	11,115	16,565	826		15,739	2001/2013
Broad Creek Shopping Center	16,047		—	—	15,619	—	15,619	15,619	7,355		8,264	1997-2001
Commerce Street Retail	5,549		118	—	3,146	118	3,146	3,264	845		2,419	2008
Courthouse 7-Eleven	—	(2)	1,007	—	1,043	1,007	1,043	2,050	83		1,967	2011
Dick’s at Town Center	8,216		67	—	10,453	67	10,453	10,520	2,680		7,840	2002
Dimmock Square	—	(2)	5,100	13,126	3	5,100	13,129	18,229	151		18,078	1998/2014
Fountain Plaza Retail	7,783		425	—	7,018	425	7,018	7,443	2,525		4,918	2004
Gainsborough Square	—	(2)	2,229	—	6,813	2,229	6,813	9,042	2,644		6,398	1999
Greentree Shopping Center	—		1,523	—	3,520	1,523	3,520	5,043	37		5,006	2014
Hanbury Village	25,308		3,792	—	18,021	3,792	18,021	21,813	4,589		17,224	2009
Harrisonburg Regal	3,659		1,554	—	4,148	1,554	4,148	5,702	1,664		4,038	1999
Lightfoot Marketplace	3,484		7,628	—	2,891	7,628	2,891	10,519	—	(3)	10,519	—	(3)
North Point Center	13,587	(2)	1,936	—	24,797	1,936	24,797	26,733	10,124		16,609	1998
Parkway Marketplace	—	(2)	1,150	—	3,500	1,150	3,500	4,650	1,501		3,149	1998
Sandbridge Commons	5,892		5,267	—	4,095	5,267	4,095	9,362	—	(3)	9,362	—	(3)
South Retail	6,867		190	—	7,090	190	7,090	7,280	3,214		4,066	2002
Studio 56 Retail	2,618		76	—	2,297	76	2,297	2,373	539		1,834	2007
Tyre Neck Harris Teeter	2,437		—	—	3,306	—	3,306	3,306	424		2,882	2011

Total retail	$117,013		$38,225	$23,767	$131,710	$38,225	$155,477	$193,702	$45,596		$148,106

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount					Year of Construction/ Acquisition
	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Net Carrying Amount(1)
Mutifamily
Encore Apartments	$22,215	$1,293	$—	$28,882	$1,293	$28,882	$30,175	$89	$30,086	2014
Liberty Apartments	20,603	3,580	23,494	1,049	3,580	24,543	28,123	781	27,342	2013/2014
Smith’s Landing	24,470	—	35,105	659	—	35,764	35,764	1,859	33,905	2009/2013
The Cosmopolitan	47,132	985	—	56,419	985	56,419	57,404	14,866	42,538	2006
Whetstone Apartments	16,019	2,644	—	24,280	2,644	24,280	26,924	64	26,860	2014

Total multifamily	$130,439	$8,502	$58,599	$111,289	$8,502	$169,888	$178,390	$17,659	$160,731

Real estate investments	$301,671	$56,158	$92,635	$446,207	$56,158	$538,842	$595,000	$116,099	$478,901

(1)	The net carrying amount of real estate for federal income tax purposes was $347.9 million as of December 31, 2014.
(2)	Borrowing base collateral for the credit facility as of December 31, 2014.
(3)	Construction in progress as of December 31, 2014.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	15—20 years
Equipment	5—15 years
Tenant improvements	Term of the related lease (or estimated useful life, if shorter)

	Real Estate Investments		Accumulated Depreciation
	December 31,
	2014	2013	2014	2013
Balance at beginning of the year	$462,976	$354,740	$105,228	$92,454
Construction costs and improvements	106,977	45,332	—	—
Acquisitions	45,300	62,936	—	—
Dispositions	(5,471)	(32)	(957)	(32)
Reclassifications	(14,782)	—	(3,156)	—
Depreciation	—	—	14,984	12,806

Balance at end of the year	$595,000	$462,976	$116,099	$105,228

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on June 2, 2014)

3.2	Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

4.1	Form of Certificate of Common Stock of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.1	Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.2	Armada Hoffler Properties, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.3	Form of Restricted Stock Award Agreement (Time Vesting) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.4	Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.5	Tax Protection Agreement by and among Armada Hoffler Properties, Inc. and the persons listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.6	Representation, Warranty and Indemnity Agreement among Armada Hoffler Properties, Inc. Armada Hoffler, L.P. and Daniel A. Hoffler (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.7	Armada Hoffler, L.P. Executive Severance Benefit Plan with the participants listed on Schedule A thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.8	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Daniel A. Hoffler, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11, filed on April 26, 2013)

10.9	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and A. Russell Kirk, dated February 12, 2013 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.10	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Louis S. Haddad, dated as of February 11, 2013 (Incorporated by reference a to Exhibit 10.10 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.11	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Anthony P. Nero, dated as of February 12, 2013 (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.12	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Eric E. Apperson, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.13	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Michael P. O’Hara, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.14	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and John C. Davis, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.15	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Alan R. Hunt, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.16	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Shelly R. Hampton, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.17	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and William Christopher Harvey, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.18	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Eric L. Smith, dated as of February 12, 2013 (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.19	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and John E. Babb, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.20	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Rickard E. Burnell, dated as of February 12, 2013 (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.21	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and A/H TWA Associates, L.L.C., dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.22	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and RMJ Kirk Fortune Bay, L.L.C., dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.23	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Kirk Gainsborough, L.L.C., dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.24	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Chris A. Sanders, dated as of January 25, 2013 (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.25	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Allen O. Keene, dated as of January 21, 2013 (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.26	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Bruce G. Ford, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.27	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and DIAN, LLC, dated as of January 28, 2013 (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.28	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Compson of Richmond, L.C., Thomas Comparato and Lindsey Smith Comparato, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.29	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Bruce Smith Enterprises, LLC and Bruce B. Smith, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.30	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Steyn, LLC, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.31	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and D&F Beach, L.L.C., dated as of February 1, 2013 (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.32	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and DF Smith’s Landing, LLC, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.33	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Spratley Family Holdings, L.L.C., dated as of January 22, 2013 (Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.34	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Columbus One, LLC, DP Columbus Two, LLC, City Center Associates, LLC, TC Block 7 Partners LLC, TC Block 12 Partners LLC, TC Block 3 Partners LLC, TC Block 6 Partners LLC, TC Block 8 Partners LLC, TC Block 11 Partners LLC and TC Apartment Partners, LLC, dated as of February 1, 2013 (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.35	Asset Purchase Agreement by and among AHP Construction, LLC and Armada/Hoffler Construction Company and Armada/Hoffler Construction Company of Virginia, dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.36	Asset Purchase Agreement by and among AHP Asset Services, LLC and Armada Hoffler Holding Company, Inc., dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.37	Contribution Agreement for the Apprentice School Apartment property by and among Armada Hoffler, L.P., Washington Avenue Associates, L.L.C. and Washington Avenue Apartments, L.L.C., and dated as of May 1, 2013 (Incorporated by reference to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.38	Land Option Agreement by and between and Armada Hoffler, L.P. and Courthouse Marketplace Parcel 7, L.L.C., dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.39	Land Option Agreement by and between and Armada Hoffler, L.P. and Courthouse Marketplace Outparcels, L.L.C., dated as of May, 1 2013 (Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.40	Land Option Agreement by and between and Armada Hoffler, L.P. and Hanbury Village, LLC, dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.41	Land Option Agreement by and between and Armada Hoffler, L.P. and Lake View AH-VNG, LLC, dated as of May 1, 2013 (Incorporated by to Exhibit 10.41 reference to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.42	Land Option Agreement by and between and Armada Hoffler, L.P. and Oyster Point Hotel Associates, L.L.C., dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.43	Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Oyster Point Investors, L.P., dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.44	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.45	Option Agreement dated May 1, 2013 by and between Armada/Hoffler Properties, L.L.C. and Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.46	Credit Agreement among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., Bank of America, N.A., Regions Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 17, 2013)

10.47	First Amendment to the Credit Agreement, dated as of May 13, 2013, among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., Bank of America, N.A., Regions Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of April 22, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2014)

10.48	Option Transfer Agreement by and among Town Center Associates, L.L.C. Armada/Hoffler Properties, L.L.C., City Center Associates, L.L.C. and Armada Hoffler, L.P., dated as of May 10, 2013 (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2013)

10.49	Construction Loan Agreement among TCA Block 11 Apartments, LLC and TCA Block 11 Office, LLC as Borrower and Bank of America, N.A., as Administrative Agent, dated as of July 30, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 13, 2013)

10.50	Credit Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Bank of America, N.A., dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2015)

10.51	Unconditional Guaranty Agreement by Armada Hoffler, L.P. and certain subsidiaries of Armada Hoffler, L.P. named therein for the benefit of the Administrative Agent and the lenders named in the Credit Agreement, dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2015)

10.52	Amendment No. 1, dated as of March 19, 2014, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2014)

10.53*	Armada Hoffler Properties, Inc. Short-Term Incentive Program

21.1*	List of Subsidiaries of Armada Hoffler Properties, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith