Form 10-Q
period 2015-03-31
Armada Hoffler Properties, Inc.
filed 2015-05-05
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, the Registrant had 25,499,639 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. Financial Information

Item 1.	Financial Statements

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	MARCH 31, 2015	DECEMBER 31, 2014
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$552,172	$513,918
Held for development	1,180	—
Construction in progress	26,251	81,082

	579,603	595,000
Accumulated depreciation	(120,224)	(116,099)

Net real estate investments	459,379	478,901
Real estate investments held for sale	27,882	8,538
Cash and cash equivalents	31,479	25,883
Restricted cash	4,026	4,224
Accounts receivable, net	20,788	20,548
Construction receivables, including retentions	28,085	19,432
Construction contract costs and estimated earnings in excess of billings	170	272
Other assets	32,192	33,108

Total Assets	$604,001	$590,906

LIABILITIES AND EQUITY
Indebtedness	$363,730	$359,229
Debt secured by real estate investments held for sale	17,342	—
Accounts payable and accrued liabilities	5,649	8,358
Construction payables, including retentions	34,264	42,399
Billings in excess of construction contract costs and estimated earnings	1,206	1,053
Other liabilities	18,942	17,961

Total Liabilities	441,133	429,000
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 25,084,139 and 25,022,701 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	251	250
Additional paid-in capital	51,877	51,472
Distributions in excess of earnings	(53,572)	(54,413)
Accumulated other comprehensive loss	(495)	—

Total stockholders’ deficit	(1,939)	(2,691)
Noncontrolling interests	164,807	164,597

Total Equity	162,868	161,906

Total Liabilities and Equity	$604,001	$590,906

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Revenues
Rental revenues	$18,190	$15,193
General contracting and real estate services revenues	29,071	19,234

Total revenues	47,261	34,427

Expenses
Rental expenses	4,760	3,976
Real estate taxes	1,657	1,343
General contracting and real estate services expenses	28,142	17,985
Depreciation and amortization	4,908	3,969
General and administrative expenses	2,328	2,046
Acquisition, development and other pursuit costs	171	—

Total expenses	41,966	29,319

Operating income	5,295	5,108
Interest expense	(3,046)	(2,565)
Loss on extinguishment of debt	(227)	—
Gain on real estate dispositions	6,197	—
Other (loss) income	(132)	112

Income before taxes	8,087	2,655
Income tax benefit (provision)	31	(149)

Net income	8,118	2,506
Net income attributable to noncontrolling interests	(3,013)	(1,041)

Net income attributable to stockholders	$5,105	$1,465

Net income per share and unit:
Basic and diluted	$0.20	$0.08

Weighted-average outstanding:
Common shares	25,042	19,193
Common units	14,776	13,632

Basic and diluted	39,818	32,825

Dividends and distributions declared per common share and unit	$0.17	$0.16

Comprehensive income:
Net income	$8,118	$2,506
Unrealized loss on cash flow hedge	(786)	—

Comprehensive income	7,332	2,506
Comprehensive income attributable to noncontrolling interests	(2,722)	(1,041)

Comprehensive income attributable to stockholders	$4,610	$1,465

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statement of Equity

(In thousands, except share data)

(Unaudited)

	Shares of common stock	Common stock	Additional paid- in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders’ deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2015	25,022,701	$250	$51,472	$(54,413)	$—	$(2,691)	$164,597	$161,906
Restricted stock award grants	61,615	1	(1)	—	—	—	—	—
Vesting of restricted stock awards	—	—	406	—	—	406	—	406
Restricted stock award forfeitures	(177)	—	—	—	—	—	—	—
Unrealized loss on cash flow hedge	—	—	—	—	(495)	(495)	(291)	(786)
Net income	—	—	—	5,105	—	5,105	3,013	8,118
Dividends and distributions declared	—	—	—	(4,264)	—	(4,264)	(2,512)	(6,776)

Balance, March 31, 2015	25,084,139	$251	$51,877	$(53,572)	$(495)	$(1,939)	$164,807	$162,868

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$8,118	$2,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	4,200	3,478
Amortization of leasing costs and in-place lease intangibles	708	491
Accrued straight-line rental revenue	(725)	(469)
Amortization of leasing incentives and above or below-market rents	177	160
Accrued straight-line ground rent expense	79	79
Bad debt expense	34	11
Noncash stock compensation	379	329
Noncash interest expense	318	133
Loss on extinguishment of debt	227	—
Gain on real estate dispositions	(6,197)	—
Change in the fair value of derivatives	147	(93)
Changes in operating assets and liabilities, net of acquisitions:
Property assets	(1,101)	(1,311)
Property liabilities	381	11
Construction assets	(8,551)	(109)
Construction liabilities	1,402	(2,003)

Net cash (used for) provided by operating activities	(404)	3,213

INVESTING ACTIVITIES
Development of real estate investments	(20,951)	(20,320)
Tenant and building improvements	(1,203)	(2,495)
Acquisitions of real estate investments, net of cash acquired	—	(2,895)
Dispositions of real estate investments	15,224	—
Decrease (increase) in restricted cash	762	(35)
Leasing costs	(1,337)	(153)
Leasing incentives	(825)	—

Net cash used for investing activities	(8,330)	(25,898)

FINANCING ACTIVITIES
Debt issuances, credit facility and construction loan borrowings	125,467	23,269
Debt and credit facility payments, including principal amortization	(103,637)	(714)
Debt issuance costs	(1,132)	(4)
Offering costs	—	(149)
Dividends and distributions	(6,368)	(5,155)

Net cash provided by financing activities	14,330	17,247

Net increase (decrease) in cash and cash equivalents	5,596	(5,438)
Cash and cash equivalents, beginning of period	25,883	18,882

Cash and cash equivalents, end of period	$31,479	$13,444

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business and Organization

Armada Hoffler Properties, Inc. (the “Company”) is a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States.

As of March 31, 2015, the Company’s operating property portfolio comprised the following:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia
Armada Hoffler Tower	Office	Virginia Beach, Virginia
Commonwealth of Virginia – Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia – Virginia Beach	Office	Virginia Beach, Virginia
Oceaneering	Office	Chesapeake, Virginia
One Columbus	Office	Virginia Beach, Virginia
Oyster Point	Office	Newport News, Virginia
Richmond Tower	Office	Richmond, Virginia
Two Columbus	Office	Virginia Beach, Virginia
249 Central Park Retail	Retail	Virginia Beach, Virginia
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Commerce Street Retail	Retail	Virginia Beach, Virginia
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Point Center	Retail	Durham, North Carolina
Parkway Marketplace	Retail	Virginia Beach, Virginia
Sandbridge Commons	Retail	Virginia Beach, Virginia
South Retail	Retail	Virginia Beach, Virginia
Studio 56 Retail	Retail	Virginia Beach, Virginia
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Encore Apartments	Multifamily	Virginia Beach, Virginia
Liberty Apartments	Multifamily	Newport News, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia
Whetstone Apartments	Multifamily	Durham, North Carolina

As of March 31, 2015, the following properties were either under development or construction:

Property	Segment	Location
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The condensed consolidated financial statements include the financial position and results of operations of the Company, the Operating Partnership and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Significant Accounting Policies

The accompanying condensed consolidated financial statements were prepared on the basis of the accounting principles described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, among others.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. While the new standard does not supersede the guidance on accounting for leases, it could change the way the Company recognizes revenue from construction and development contracts with third party customers. The new standard will be effective for the Company beginning on January 1, 2017. Early adoption is not permitted. Management is currently evaluating the potential impact of the new revenue recognition standard on the Company’s consolidated financial statements.

Current accounting guidance requires debt issuance costs to be presented in the balance sheet as an asset. On April 7, 2015, the FASB issued new guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount, rather than as an asset. The new guidance is effective for the Company on January 1, 2016 and will be applied on a retrospective basis. Management does not expect the adoption of the new guidance to have a material effect on the Company’s financial position or results of operations.

3.	Segments

Net operating income (segment revenues minus segment expenses) is the measure used by the Company’s chief operating decision-maker to assess segment performance. Net operating income is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, net operating income should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate net operating income in the same manner. The Company considers net operating income to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of the Company’s real estate and construction businesses.

Net operating income of the Company’s reportable segments for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Office real estate
Rental revenues	$7,703	$6,549
Rental expenses	1,754	1,587
Real estate taxes	691	544

Segment net operating income	5,258	4,418

Retail real estate
Rental revenues	6,625	5,770
Rental expenses	1,399	1,322
Real estate taxes	566	503

Segment net operating income	4,660	3,945

Multifamily residential real estate
Rental revenues	3,862	2,874
Rental expenses	1,607	1,067
Real estate taxes	400	296

Segment net operating income	1,855	1,511

General contracting and real estate services
Segment revenues	29,071	19,234
Segment expenses	28,142	17,985

Segment net operating income	929	1,249

Net operating income	$12,702	$11,123

General contracting and real estate services revenues for the three months ended March 31, 2015 and 2014 exclude revenue related to intercompany construction contracts of $8.5 million and $18.7 million, respectively. General contracting and real estate services expenses for the three months ended March 31, 2015 and 2014 exclude expenses related to intercompany construction contracts of $8.4 million and $18.5 million, respectively. General contracting and real estate services expenses for both the three months ended March 31, 2015 and 2014 include noncash stock compensation of $0.1 million.

The following table reconciles net operating income to net income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net operating income	$12,702	$11,123
Depreciation and amortization	(4,908)	(3,969)
General and administrative expenses	(2,328)	(2,046)
Acquisition, development and other pursuit costs	(171)	—
Interest expense	(3,046)	(2,565)
Loss on extinguishment of debt	(227)	—
Gain on real estate dispositions	6,197	—
Other (loss) income	(132)	112
Income tax benefit (provision)	31	(149)

Net income	$8,118	$2,506

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses. General and administrative expenses include office personnel salaries and benefits, bank fees, accounting fees, legal fees and other corporate office expenses. General and administrative expenses for the three months ended March 31, 2015 and 2014 include noncash stock compensation of $0.3 million and $0.2 million, respectively.

4.	Real Estate Investments

On January 5, 2015, the Company completed the sale of the Sentara Williamsburg office property for $15.4 million in cash. Net proceeds to the Company after transaction costs were $15.2 million. The Company recognized a gain on the disposition of the Sentara Williamsburg office property of $6.2 million.

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

On February 26, 2015, the Company entered into a definitive agreement to sell Whetstone Apartments for $35.6 million. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2015. The Company has presented Whetstone Apartments as real estate held for sale in the March 31, 2015 condensed consolidated balance sheet.

On March 31, 2015, the Company purchased land held for development in Virginia Beach, Virginia for $1.2 million.

Subsequent to March 31, 2015

On April 8, 2015, the Company completed the acquisitions of Stone House Square in Hagerstown, Maryland and Perry Hall Marketplace in Perry Hall, Maryland. The total consideration transferred to acquire both retail properties was $35.4 million of cash, including the $15.2 million of net proceeds from the Sentara Williamsburg sale, and 415,500 shares of common stock. The Company is currently evaluating the accounting for these acquisitions and anticipates that the consideration transferred will primarily be allocated to the buildings, land and acquired lease intangibles.

5.	Indebtedness

On January 23, 2015, the Operating Partnership borrowed $5.0 million under the credit facility. The credit facility was scheduled to mature on May 13, 2016; however, the Operating Partnership repaid all amounts due under the credit facility with proceeds from a new credit facility and terminated the existing credit facility on February 20, 2015, as discussed below.

New Credit Facility

On February 20, 2015, the Operating Partnership, as borrower, and the Company as parent guarantor, agreed to a new $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. The new credit facility replaced the existing $155.0 million senior secured revolving credit facility that was scheduled to mature on May 13, 2016. On February 20, 2015, the Operating Partnership borrowed $54.0 million under the revolving credit facility and $50.0 million under the term loan facility to repay in full all outstanding amounts due under the prior credit facility and to repay approximately $39.0 million of other indebtedness secured by the following properties in the Company’s portfolio: (i) Broad Creek Shopping Center, (ii) Commerce Street Retail, (iii) Dick’s at Town Center, (iv) Hanbury Village, (v) Studio 56 Retail and (vi) Tyre Neck Harris Teeter. The Company recognized a $0.2 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with the $39.0 million of other indebtedness repaid on February 20, 2015.

Depending on the Operating Partnership’s total leverage, the revolving credit facility bears interest at LIBOR plus 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus 1.35% to 1.95%. As of March 31, 2015, the interest rate on the revolving credit facility and the term loan facility was 1.73% and 1.68%, respectively. The revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option and the term loan facility has a scheduled maturity date of February 20, 2020. The Operating Partnership may, at any time, voluntarily prepay any loan under the new credit facility in whole or in part without premium or penalty.

On March 31, 2015, the Operating Partnership borrowed $6.0 million under the revolving credit facility. As of March 31, 2015, the outstanding balance on the revolving credit facility was $60.0 million.

During the three months ended March 31, 2015, the Company borrowed $10.5 million under its existing construction loans to fund new development and construction.

Subsequent to March 31, 2015

On April 7, 2015, the Operating Partnership borrowed $23.0 million under the revolving credit facility.

6.	Derivative Financial Instruments

The Company may enter into interest rate derivative contracts to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. Derivative financial instruments are recognized at fair value and presented within other assets and liabilities in the condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are not designated or do not qualify as hedging instruments are recognized within other income (expense) in the condensed consolidated statements of comprehensive income. For derivatives that qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

On February 20, 2015, the Operating Partnership entered into a $50.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $50.0 million interest rate swap has a fixed rate of 2.00%, an effective date of March 1, 2016 and a maturity date of February 20, 2020. The Operating Partnership entered into this interest rate swap agreement in connection with the new $50.0 million senior unsecured term loan facility that bears interest at LIBOR plus 1.35% to 1.95%, depending on the Operating Partnership’s total leverage. The Company designated this interest rate swap as a cash flow hedge of variable interest payments based on one-month LIBOR.

The Company’s derivatives comprised the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Interest rate swaps	$50,680	$—	$(798)	$685	$—	$(11)
Interest rate caps	180,373	114	—	180,434	260	—

Total	$231,053	$114	$(798)	$181,119	$260	$(11)

The changes in the fair value of the Company’s derivatives during the three months ended March 31, 2015 and 2014 comprised the following (in thousands):

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Interest rate swaps	$(787)	$2
Interest rate caps	(146)	91

Total	$(933)	$93

Comprehensive income statement presentation:
Other (loss) income	$(147)	$93
Unrealized loss on cash flow hedge	(786)	—

Total	$(933)	$93

7.	Equity

Stockholders’ Equity

As of March 31, 2015 and December 31, 2014, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 25.1 million and 25.0 million shares of common stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively. No shares of preferred stock were issued and outstanding as of March 31, 2015 or December 31, 2014.

Noncontrolling Interests

As of both March 31, 2015 and December 31, 2014, the Company held a 62.9% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent common units of limited partnership interest in the Operating Partnership (“OP Units”) not held by the Company.

Common Stock Dividends and OP Unit Distributions

On January 8, 2015, the Company paid cash dividends of $4.0 million to common stockholders and the Operating Partnership paid cash distributions of $2.4 million to holders of OP Units.

On January 28, 2015, the Board of Directors declared a cash dividend of $0.17 per share to stockholders of record on April 1, 2015.

Subsequent to March 31, 2015

On April 8, 2015, the Company issued 415,500 shares of common stock as partial consideration for the acquisition of Perry Hall Marketplace.

On April 9, 2015, the Company paid cash dividends of $4.3 million to common stockholders and the Operating Partnership paid cash distributions of $2.5 million to holders of OP Units.

8.	Stock-Based Compensation

During the three months ended March 31, 2015, the Company granted 75,800 shares of restricted stock to employees and nonemployee directors with a weighted average grant date fair value of $10.97 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Nonemployee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During both the three months ended March 31, 2015 and 2014, the Company recognized $0.6 million of stock-based compensation. As of March 31, 2015, there were 159,467 nonvested restricted shares outstanding; the total unrecognized compensation related to nonvested restricted shares was $0.7 million, most of which the Company expects to recognize over the next 15 months.

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

The fair value of the Company’s long term debt is sensitive to fluctuations in interest rates. Discounted cash flow analysis based on Level 2 inputs is generally used to estimate the fair value of the Company’s long term debt.

Considerable judgment is used to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$363,730	$373,618	$359,229	$366,095
Interest rate swap liabilities	798	798	11	11
Interest rate cap assets	114	114	260	260

10.	Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these condensed consolidated financial statements. Revenue from construction contracts with related party entities of the Company was $1.5 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. Operating margin from such contracts was less than $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Real estate services fees from affiliated entities of the Company were not significant for either the three months ended March 31, 2015 or 2014. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for either the three months ended March 31, 2015 or 2014.

On March 31, 2015, the Company acquired the option to purchase land in Virginia Beach, Virginia for future development from certain of its executives, officers and directors. As consideration for the land option, the Company reimbursed such executives, officers and directors $0.2 million for the real estate taxes and insurance costs they incurred with respect to this land. On March 31, 2015, the Company exercised the option on the land, which is presented as real estate held for development in the condensed consolidated balance sheet.

11.	Commitments and Contingencies

Legal Proceedings

The Company is from time to time involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

The Company currently is a party to various legal proceedings, none of which management expects will have a material adverse effect on the Company’s financial position, results of operations or liquidity. Management accrues a liability for litigation if an unfavorable outcome is determined to be probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is determined to be probable and a range of loss can be reasonably estimated, management accrues the best estimate within the range; however, if no amount within the range is a better estimate than any other, the minimum amount within the range is accrued. Legal fees related to litigation are expensed as incurred. Management does not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on its financial position or results of operations; however, litigation is subject to inherent uncertainties.

Under the Company’s leases, tenants are typically obligated to indemnify the Company from and against all liabilities, costs and expenses imposed upon or asserted against it as owner of the properties due to certain matters relating to the operation of the properties by the tenant.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $199.4 million and $192.2 million as of March 31, 2015 and December 31, 2014, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of both March 31, 2015 and December 31, 2014, the Operating Partnership had total outstanding letters of credit of $8.5 million.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. as of March 31, 2015, and the related condensed consolidated statements of comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014 and the condensed consolidated statement of equity for the three-month period ended March 31, 2015. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armada Hoffler Properties, Inc. as of December 31, 2014, and the related consolidated statements of income, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 16, 2015. In our opinion, the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Richmond, Virginia

May 5, 2015

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States. As of March 31, 2015, our operating property portfolio comprised the following:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia
Armada Hoffler Tower	Office	Virginia Beach, Virginia
Commonwealth of Virginia – Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia – Virginia Beach	Office	Virginia Beach, Virginia
Oceaneering	Office	Chesapeake, Virginia
One Columbus	Office	Virginia Beach, Virginia
Oyster Point	Office	Newport News, Virginia
Richmond Tower	Office	Richmond, Virginia
Two Columbus	Office	Virginia Beach, Virginia
249 Central Park Retail	Retail	Virginia Beach, Virginia
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Commerce Street Retail	Retail	Virginia Beach, Virginia
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Point Center	Retail	Durham, North Carolina
Parkway Marketplace	Retail	Virginia Beach, Virginia
Sandbridge Commons	Retail	Virginia Beach, Virginia
South Retail	Retail	Virginia Beach, Virginia
Studio 56 Retail	Retail	Virginia Beach, Virginia
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Encore Apartments	Multifamily	Virginia Beach, Virginia
Liberty Apartments	Multifamily	Newport News, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia
Whetstone Apartments	Multifamily	Durham, North Carolina

As of March 31, 2015, the following properties were either under development or construction:

Property	Segment	Location
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland

First Quarter 2015 Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2015:

•	Net income of $8.1 million or $0.20 per diluted share compared to $2.5 million or $0.08 per diluted share for the three months ended March 31, 2014.

•	Funds from operations (“FFO”) of $6.8 million or $0.17 per diluted share compared to $6.5 million or $0.20 per diluted share for the three months ended March 31, 2014. See “Non-GAAP Financial Measures.”

•	Normalized FFO of $7.4 million or $0.19 per diluted share compared to $6.4 million or $0.19 per diluted share for the three months ended March 31, 2014. See “Non-GAAP Financial Measures.”

•	Net operating income (“NOI”) of $12.7 million compared to $11.1 million for the three months ended March 31, 2014:

•	Office NOI of $5.3 million compared to $4.4 million

•	Retail NOI of $4.7 million compared to $3.9 million

•	Multifamily NOI of $1.9 million compared to $1.5 million

•	General contracting and real estate services NOI of $0.9 million compared to $1.2 million

•	Same store NOI of $10.0 million compared to $9.6 million for the three months ended March 31, 2014:

•	Office same store NOI of $4.1 million compared to $4.0 million

•	Retail same store NOI of $4.1 million compared to $3.9 million

•	Multifamily same store NOI of $1.7 million compared to $1.6 million

•	Delivered three new office properties – the two Commonwealth of Virginia office buildings and the Oceaneering International facility – in addition to one new retail property – Sandbridge Commons – in Hampton Roads, Virginia.

•	Completed the disposition of the Sentara Williamsburg office building.

•	Closed on a new $200.0 million senior unsecured credit facility that includes a $150.0 million revolving credit facility and a $50.0 million term loan.

•	Third party construction backlog of $138.4 million as of March 31, 2015.

•	Declared cash dividends of $0.17 per share.

Segment Results of Operations

As of March 31, 2015, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

	Three Months Ended March 31,
	2015	2014	Change
	($ in thousands)
Rental revenues	$7,703	$6,549	$1,154
Property expenses	2,445	2,131	314

Segment NOI	$5,258	$4,418	$840

Office segment NOI for the three months ended March 31, 2015 increased $0.8 million compared to the three months ended March 31, 2014. During the first quarter of 2015, we realized $1.1 million of NOI from new real estate development, which more than offset $0.4 million of lost NOI from property dispositions. Same store NOI growth accounted for the balance of the change. During the second half of 2014, we opened the new 4525 Main Street office tower in the Town Center of Virginia Beach and during the first quarter of 2015, we delivered three new build-to-suit office buildings in Hampton Roads, Virginia. We completed the sales of the Virginia Natural Gas and Sentara Williamsburg office buildings in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Office Same Store Results

Office same store results exclude new real estate development – 4525 Main Street, the two administrative buildings for the Commonwealth of Virginia in Chesapeake and Virginia Beach and the Oceaneering International facility – as well as the Virginia Natural Gas and Sentara Williamsburg office buildings, which we sold in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Office same store rental revenues, property expenses and NOI for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014	Change
	($ in thousands)
Rental revenues	$6,249	$6,125	$124
Property expenses	2,106	2,095	11

Same Store NOI	$4,143	$4,030	$113
Non-Same Store NOI	1,115	388	727

Segment NOI	$5,258	$4,418	$840

Office same store NOI for the three months ended March 31, 2015 increased 2.8% compared to the three months ended March 31, 2014 because of better leasing at the office properties in the Town Center of Virginia Beach – One Columbus, Two Columbus and Armada Hoffler Tower.

Retail Segment Data

	Three Months Ended March 31,
	2015	2014	Change
	($ in thousands)
Rental revenues	$6,625	$5,770	$855
Property expenses	1,965	1,825	140

Segment NOI	$4,660	$3,945	$715

Retail segment NOI for the three months ended March 31, 2015 increased $0.7 million compared to the three months ended March 31, 2014. Acquisitions and new real estate development added $0.5 million of NOI during the first quarter of 2015; same store NOI growth accounted for the balance of the change. During the second half of 2014, we acquired Dimmock Square in Colonial Heights, Virginia and delivered Greentree Shopping Center in Chesapeake, Virginia. At the end of the first quarter of 2015, we delivered Sandbridge Commons in Virginia Beach, Virginia.

Retail Same Store Results

Retail same store results exclude new real estate development – Greentree Shopping Center and Sandbridge Commons – as well as Dimmock Square, which we acquired in the third quarter of 2014.

Retail same store rental revenues, property expenses and NOI for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014	Change
	($ in thousands)
Rental revenues	$5,987	$5,770	$217
Property expenses	1,850	1,825	25

Same Store NOI	$4,137	$3,945	$192
Non-Same Store NOI	523	—	523

Segment NOI	$4,660	$3,945	$715

Retail same store NOI for the three months ended March 31, 2015 increased 4.9% compared to the three months ended March 31, 2014 because of better leasing at retail properties in the Town Center of Virginia Beach, particularly South Retail and the redeveloped ground floor space at Dick’s at Town Center.

Multifamily Segment Data

	Three Months Ended March 31,
	2015	2014	Change
	($ in thousands)
Rental revenues	$3,862	$2,874	$988
Property expenses	2,007	1,363	644

Segment NOI	$1,855	$1,511	$344

Multifamily segment NOI for the three months ended March 31, 2015 increased $0.3 million compared to the three months ended March 31, 2014 because of better leasing at Liberty Apartments and The Cosmopolitan. NOI from Smith’s Landing increased 2.9% year-over-year and NOI from new real estate development was not significant for the first quarter of 2015.

Multifamily Same Store Results

Multifamily same store results exclude new real estate development – Encore Apartments and Whetstone Apartments – as well as Liberty Apartments, which was acquired during the first quarter of 2014.

Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014	Change
	($ in thousands)
Rental revenues	$2,937	$2,791	$146
Property expenses	1,250	1,208	42

Same Store NOI	$1,687	$1,583	$104
Non-Same Store NOI	168	(72)	240

Segment NOI	$1,855	$1,511	$344

Multifamily same store NOI for the three months ended March 31, 2015 increased 6.6% compared to the three months ended March 31, 2014 because of better leasing at The Cosmopolitan in the Town Center of Virginia Beach. NOI from Smith’s Landing also increased 2.9% year-over-year.

General Contracting and Real Estate Services Segment Data

	Three Months Ended March 31,
	2015	2014	Change
	($ in thousands)
Segment revenues	$29,071	$19,234	$9,837
Segment expenses	28,142	17,985	10,157

Segment NOI	$929	$1,249	$(320)

Operating margin	3.2%	6.5%	(3.3)%

Segment NOI for the three months ended March 31, 2015 decreased $0.3 million compared to the three months ended March 31, 2014. While our overall construction volume was up over 51% year-over-year, we experienced lower operating margins during the first quarter of 2015.

The changes in third party construction backlog for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Beginning backlog	$159,139	$46,385
New contracts/change orders	8,329	165,947
Work performed	(29,020)	(19,014)

Ending backlog	$138,448	$193,318

As of March 31, 2015, we had $109.3 million of backlog on the Exelon construction project at the Inner Harbor of Baltimore, which we expect to substantially complete in 2016.

Consolidated Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014	Change
	($ in thousands)
Rental revenues	$18,190	$15,193	$2,997
General contracting and real estate services revenues	29,071	19,234	9,837

Total revenues	47,261	34,427	12,834
Rental expenses	4,760	3,976	784
Real estate taxes	1,657	1,343	314
General contracting and real estate services expenses	28,142	17,985	10,157
Depreciation and amortization	4,908	3,969	939
General and administrative expenses	2,328	2,046	282
Acquisition, development and other pursuit costs	171	—	171

Total expenses	41,966	29,319	12,647

Operating income	5,295	5,108	187

Interest expense	(3,046)	(2,565)	(481)
Loss on extinguishment of debt	(227)	—	(227)
Gain on real estate dispositions	6,197	—	6,197
Other (loss) income	(132)	112	(244)

Income before taxes	8,087	2,655	5,432
Income tax benefit (provision)	31	(149)	180

Net income	$8,118	$2,506	$5,612

Rental revenues for the three months ended March 31, 2015 increased $3.0 million compared to the three months ended March 31, 2014, as follows:

	Three months ended March 31,
	2015	2014	Change
	($ in thousands)
Office	$7,703	$6,549	$1,154
Retail	6,625	5,770	855
Multifamily	3,862	2,874	988

	$18,190	$15,193	$2,997

Office rental revenues increased 17.6% because of rents from new real estate development, which more than offset lost rents from property dispositions. Aggregate first quarter 2015 rental revenues from 4525 Main Street and the three build-to-suit office buildings we delivered during the first quarter was $1.4 million. Same store rental revenues also grew 2.0% during the first quarter of 2015, driven primarily by better leasing at our office buildings located in the Town Center of Virginia Beach. Retail rental revenues increased 14.8% as a result of our acquisition of Dimmock Square, our delivery of Greentree Shopping Center as well as organic growth in the same store property portfolio. Multifamily rental revenues increased 34.4% because of improved leasing at Liberty Apartments and The Cosmopolitan as well as our delivery of Encore Apartments.

General contracting and real estate services revenues for the three months ended March 31, 2015 increased $9.8 million compared to the three months ended March 31, 2014 as a result of higher construction volume, primarily on the Exelon construction project.

Rental expenses for the three months ended March 31, 2015 increased $0.8 million compared to the three months ended March 31, 2014, as follows:

	Three months ended March 31,
	2014	2014	Change
	($ in thousands)
Office	$1,754	$1,587	$167
Retail	1,399	1,322	77
Multifamily	1,607	1,067	540

	$4,760	$3,976	$784

Office, retail and multifamily rental expenses all increased as a result of new real estate coming out of development and into operation. Retail rental expenses also increased as a result of our acquisition of Dimmock Square.

Real estate taxes for the three months ended March 31, 2015 increased $0.3 million compared to the three months ended March 31, 2014, as follows:

	Three months ended March 31,
	2014	2014	Change
	($ in thousands)
Office	$691	$544	$147
Retail	566	503	63
Multifamily	400	296	104

	$1,657	$1,343	$314

Office, retail and multifamily real estate taxes all increased as a result of new real estate coming out of development and into operation. Retail real estate taxes also increased as a result of our acquisition of Dimmock Square.

General contracting and real estate services expenses for the three months ended March 31, 2015 increased $10.2 million compared to the three months ended March 31, 2014 because of higher volume and tighter margins on our construction contracts.

Depreciation and amortization for the three months ended March 31, 2015 increased $0.9 million compared to the three months ended March 31, 2014 because of new real estate coming out of development and into operation and our acquisition of Dimmock Square.

General and administrative expenses for the three months ended March 31, 2015 increased $0.3 million compared to the three months ended March 31, 2014 because of higher regulatory and compliance costs.

Acquisition, development and other pursuit costs for the three months ended March 31, 2015 increased $0.2 million compared to the three months ended March 31, 2014. We closed on the acquisitions of Perry Hall Marketplace and Stone House Square shortly after the first quarter. We did not have any comparable acquisition activity during the first quarter of last year.

Interest expense for the three months ended March 31, 2015 increased $0.5 million compared to the three months ended March 31, 2014 primarily because of the interest expense associated with new real estate coming out of development and into operation.

During the three months ended March 31, 2015, we recognized a $0.2 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with the mortgage loans we repaid in connection with the closing of our new credit facility.

During the three months ended March 31, 2015, we recognized a $6.2 million gain on our sale of the Sentara Williamsburg office building.

Other (loss) income for the three months ended March 31, 2015 decreased $0.2 million compared to the three months ended March 31, 2014 because of negative mark-to-market adjustments on our interest rate derivatives.

During the three months ended March 31, 2015, we recognized a slight income tax benefit compared to a $0.1 million income tax provision during the three months ended March 31, 2014. The income tax benefit (provision) that we recognize is attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of March 31, 2015, we had unrestricted cash and cash equivalents of $31.5 million and restricted cash of $4.0 million available for both current liquidity needs as well as development activities. As of March 31, 2015, we had $81.5 million available under our new credit facility to meet our short-term liquidity requirements.

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

We are currently in compliance with all covenants under the new credit facility.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2015 ($ in thousands):

Secured Debt	Amount Outstanding		Interest Rate (1)	Effective Rate for Variable-Rate Debt as of March 31, 2015		Maturity Date	Balance at Maturity
Oyster Point	$6,223		5.41%			December 1, 2015	$6,089
249 Central Park Retail	15,494		5.99			September 8, 2016	15,084
South Retail	6,835		5.99			September 8, 2016	6,655
Fountain Plaza Retail	7,747		5.99			September 8, 2016	7,542
Harrisonburg Regal	3,610		6.06			June 8, 2017	3,165
Smith’s Landing	24,389		LIBOR+2.15	2.33%		January 31, 2017	23,793
North Point Note 5	680		LIBOR+2.00	3.57	%(2)	February 1, 2017	641
Hanbury Village	21,152		6.67			October 11, 2017	20,499
4525 Main Street	31,151		LIBOR+1.95	2.13%		January 30, 2017	31,151
Encore Apartments	23,479		LIBOR+1.95	2.13%		January 30, 2017	23,479
Commonwealth of Virginia – Chesapeake	4,612		LIBOR+1.90	2.08%		August 28, 2017	4,612
Lightfoot Marketplace	4,525		LIBOR+1.90	2.08%		November 14, 2017	4,525
Sandbridge Commons	7,493		LIBOR+1.85	2.03%		January 17, 2018	7,008
Oceaneering	17,420		LIBOR+1.75	1.93%		February 28, 2018	16,700
North Point Note 1	10,105		6.45			February 5, 2019	9,333
North Point Note 2	2,731		7.25			September 15, 2025	1,344
Liberty Apartments	20,532	(3)	5.66			November 1, 2043	—
The Cosmopolitan	46,981		3.75			July 1, 2051	—
Unamortized fair value adjustments	(1,429)						—

Total secured debt	$253,730						$181,620

Unsecured Debt
Revolving credit facility	60,000		LIBOR+1.40 to 2.00	1.73%		February 20, 2019	60,000
Term loan	50,000		LIBOR+1.35 to 1.95	1.68	%(2)	February 20, 2020	50,000

Total unsecured debt	$110,000						$110,000

Indebtedness	$363,730						$291,620
Whetstone Apartments	17,342	(4)	LIBOR+1.90	2.08%		October 8, 2016	17,342

Total debt	$381,072						$308,962

(1)	LIBOR rate is determined by individual lenders.
(2)	Subject to an interest rate swap agreement.
(3)	Principal balance excluding fair value adjustments.
(4)	Secured by real estate held for sale.

We currently are in compliance with all covenants on our outstanding indebtedness.

As of March 31, 2015, our outstanding indebtedness matures during the following years:

Year	Amount Due	Percentage of Total
	($ in thousands)
2015	$6,089	2%
2016	46,623	15
2017	111,865	36
2018	23,708	8
2019	69,333	22
Thereafter	51,344	17

	$308,962	100%

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. Using an interest rate swap, we fixed our interest payments under North Point Center Note 5 at 3.57% through maturity on February 1, 2017. On February 20, 2015, we entered into a $50.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $50.0 million interest rate swap has a fixed rate of 2.00%, an effective date of March 1, 2016 and a maturity date of February 20, 2020. We entered into this interest rate swap agreement in connection with the new $50.0 million senior unsecured term loan facility that bears interest at LIBOR plus 1.35% to 1.95%, depending on our total leverage. We designated this interest rate swap as a cash flow hedge of variable interest payments based on one-month LIBOR.

As of March 31, 2015, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
May 31, 2012	May 29, 2015	1.09%	$8,827
September 1, 2013	March 1, 2016	3.50%	25,198
September 1, 2013	March 1, 2016	3.50%	37,848
September 1, 2013	March 1, 2016	1.50%	40,000
October 4, 2013	April 1, 2016	1.50%	18,500
March 14, 2014	March 1, 2017	1.25%	50,000

Total			$180,373

As of March 31, 2015, the notional amounts of our LIBOR interest rate cap agreements with strike rates below and above 1.50% were as follows ($ in thousands):

Strike Rate	Notional Amount
≤ 1.50%	$117,327
> 1.50%	63,046

Total	$180,373

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of March 31, 2015, we had aggregate outstanding letters of credit totaling $8.5 million all of which expire during 2015. However, all of our standby letters of credit are expected to renew for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Three Months Ended March 31,
	2015	2014	Change
	($ in thousands)
Operating activities	$(404)	$3,213	$(3,617)
Investing activities	(8,330)	(25,898)	17,568
Financing activities	14,330	17,247	(2,917)

Net increase (decrease)	$5,596	$(5,438)	$11,034

Cash and cash equivalents, beginning of period	$25,883	$18,882
Cash and cash equivalents, end of period	$31,479	$13,444

Net cash from operating activities decreased $3.6 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 because of higher net cash used in our construction business.

Net cash from investing activities increased $17.6 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 because of the proceeds from our sale of the Sentara Williamsburg office building.

Net cash from financing activities decreased $2.9 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 because of lower net borrowings and higher dividends and distributions.

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

FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared period-over-period, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our calculation of FFO may not be comparable to such other REITs’ calculation of FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

We also believe that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the results provided by the Company’s operating property portfolio and affect the comparability of the Company’s period-over-period performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives and other non-comparable items.

The following table sets forth a reconciliation of FFO and Normalized FFO for the three months ended March 31, 2015 and 2014 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Net income	$8,118	$2,506
Depreciation and amortization	4,908	3,969
Gain on real estate dispositions	(6,197)	—

FFO	$6,829	$6,475
Acquisition, development and other pursuit costs	171	—
Loss on extinguishment of debt	227
Derivative losses (income)	147	(93)

Normalized FFO	$7,374	$6,382

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon current available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis, we also use derivative financial instruments to manage interest rate risk. We do not use these derivatives for trading or other speculative purposes.

At March 31, 2015, approximately $140.7 million, or 37%, of our debt had fixed interest rates and approximately $240.4 million, or 63%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $2.4 million per year. At March 31, 2015, LIBOR was approximately 18 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $0.4 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2015, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 8, 2015, Armada Hoffler Properties, Inc. (the “Company”) issued 415,500 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), as partial consideration in connection with the Company’s acquisition of the property known as Perry Hall Marketplace. The issuance of the shares of Common Stock to the seller of Perry Hall Marketplace was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2015, certain of our directors and employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 2013 Equity Incentive Plan (the “2013 Plan”). The following table summarizes all of these repurchases during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	—	$—	N/A	N/A
February 1, 2015 through February 28, 2015	—	—	N/A	N/A
March 1, 2015 through March 31, 2015	14,185	10.98	N/A	N/A

Total	14,185

(1)	The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2013 Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: May 5, 2015	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2015	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

15.1	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase