Form 10-Q
period 2015-06-30
Armada Hoffler Properties, Inc.
filed 2015-08-05
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, the Registrant had 25,875,009 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I. Financial Information

Item 1.	Financial Statements

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	JUNE 30, 2015	DECEMBER 31, 2014
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$599,339	$513,918
Held for development	1,180	—
Construction in progress	24,169	81,082

	624,688	595,000
Accumulated depreciation	(124,975)	(116,099)

Net real estate investments	499,713	478,901
Real estate investments held for sale	—	8,538
Cash and cash equivalents	27,356	25,883
Restricted cash	3,090	4,224
Accounts receivable, net	21,412	20,548
Construction receivables, including retentions	39,603	19,432
Construction contract costs and estimated earnings in excess of billings	53	272
Other assets	41,829	33,108

Total Assets	$633,056	$590,906

LIABILITIES AND EQUITY
Indebtedness	$386,871	$359,229
Accounts payable and accrued liabilities	4,606	8,358
Construction payables, including retentions	42,700	42,399
Billings in excess of construction contract costs and estimated earnings	1,683	1,053
Other liabilities	22,833	17,961

Total Liabilities	458,693	429,000
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 25,855,220 and 25,022,701 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	258	250
Additional paid-in capital	59,831	51,472
Distributions in excess of earnings	(51,447)	(54,413)
Accumulated other comprehensive loss	(344)	—

Total stockholders’ equity (deficit)	8,298	(2,691)
Noncontrolling interests	166,065	164,597

Total Equity	174,363	161,906

Total Liabilities and Equity	$633,056	$590,906

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Revenues
Rental revenues	$19,908	$15,319	$38,098	$30,512
General contracting and real estate services revenues	47,066	20,495	76,137	39,729

Total revenues	66,974	35,814	114,235	70,241

Expenses
Rental expenses	4,631	3,840	9,391	7,816
Real estate taxes	1,959	1,408	3,616	2,751
General contracting and real estate services expenses	45,283	19,354	73,425	37,339
Depreciation and amortization	5,766	4,057	10,674	8,026
General and administrative expenses	2,096	1,981	4,424	4,027
Acquisition, development and other pursuit costs	591	—	762	—
Impairment charges	23	—	23	—

Total expenses	60,349	30,640	102,315	59,959

Operating income	6,625	5,174	11,920	10,282
Interest expense	(3,358)	(2,678)	(6,404)	(5,243)
Loss on extinguishment of debt	(180)	—	(407)	—
Gain on real estate dispositions	7,210	—	13,407	—
Other income (loss)	(16)	(194)	(148)	(82)

Income before taxes	10,281	2,302	18,368	4,957
Income tax benefit (provision)	4	(29)	35	(178)

Net income	10,285	2,273	18,403	4,779
Net income attributable to noncontrolling interests	(3,764)	(948)	(6,777)	(1,989)

Net income attributable to stockholders	$6,521	$1,325	$11,626	$2,790

Net income per share and unit:
Basic and diluted	$0.25	$0.07	$0.46	$0.15

Weighted average outstanding:
Common shares	25,587	19,250	25,316	19,222
Operating partnership units	14,769	13,785	14,772	13,709

Basic and diluted	40,356	33,035	40,088	32,931

Dividends declared per common share and unit	$0.17	$0.16	$0.34	$0.32

Comprehensive income:
Net income	$10,285	$2,273	$18,403	$4,779
Unrealized gain (loss) on cash flow hedge	238	—	(548)	—

Comprehensive income	10,523	2,273	17,855	4,779
Comprehensive income attributable to noncontrolling interests	(3,851)	(948)	(6,573)	(1,989)

Comprehensive income attributable to stockholders	$6,672	$1,325	$11,282	$2,790

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statement of Equity

(In thousands, except share data)

(Unaudited)

	Shares of common stock	Common stock	Additional paid- in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)	Noncontrolling interests	Total Equity
Balance, January 1, 2015	25,022,701	$250	$51,472	$(54,413)	$—	$(2,691)	$164,597	$161,906
Net income	—	—	—	11,626	—	11,626	6,777	18,403
Unrealized loss on cash flow hedge	—	—	—	—	(344)	(344)	(204)	(548)
Acquisitions of real estate investments in exchange for common stock	415,500	4	4,429	—	—	4,433	—	4,433
Net proceeds from sales of common stock	342,658	3	3,390	—	—	3,393	—	3,393
Restricted stock awards	74,361	1	536	—	—	537	—	537
Redemption of operating partnership units	—	—	4	—	—	4	(83)	(79)
Dividends and distributions declared	—	—	—	(8,660)	—	(8,660)	(5,022)	(13,682)

Balance, June 30, 2015	25,855,220	$258	$59,831	$(51,447)	$(344)	$8,298	$166,065	$174,363

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$18,403	$4,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	8,950	6,796
Amortization of leasing costs and in-place lease intangibles	1,724	1,230
Accrued straight-line rental revenue	(1,349)	(850)
Amortization of leasing incentives and above or below-market rents	394	317
Accrued straight-line ground rent expense	158	159
Bad debt expense	72	11
Noncash stock compensation	582	522
Impairment charges	23	—
Noncash interest expense	558	293
Loss on extinguishment of debt	407	—
Gain on real estate dispositions	(13,407)	—
Change in the fair value of derivatives	187	169
Changes in operating assets and liabilities, net of acquisitions:
Property assets	(2,067)	(1,792)
Property liabilities	810	(1,056)
Construction assets	(20,040)	(206)
Construction liabilities	9,900	(1,375)

Net cash provided by operating activities	5,305	8,997

INVESTING ACTIVITIES
Development of real estate investments	(31,050)	(47,709)
Tenant and building improvements	(2,471)	(3,680)
Acquisitions of real estate investments, net of cash acquired	(35,372)	(2,895)
Dispositions of real estate investments	50,613	—
Decrease (increase) in restricted cash	1,179	(777)
Leasing costs	(1,508)	(874)
Leasing incentives	(1,563)	(63)

Net cash used for investing activities	(20,172)	(55,998)

FINANCING ACTIVITIES
Proceeds from sales of common stock	3,596	—
Offering costs	(203)	(243)
Debt issuances, credit facility and construction loan borrowings	173,994	56,687
Debt and credit facility payments, including principal amortization	(146,378)	(1,578)
Debt issuance costs	(1,446)	(35)
Redemption of operating partnership units	(79)	—
Dividends and distributions	(13,144)	(10,441)

Net cash provided by financing activities	16,340	44,390

Net increase (decrease) in cash and cash equivalents	1,473	(2,611)
Cash and cash equivalents, beginning of period	25,883	18,882

Cash and cash equivalents, end of period	$27,356	$16,271

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business and Organization

Armada Hoffler Properties, Inc. (the “Company”) is a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States. The Company is the sole general partner of Armada Hoffler, L.P. (the “Operating Partnership”). The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock and certain related formation transactions on May 13, 2013.

As of June 30, 2015, the Company owned 100% of the interests in each of the following properties in its operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia – Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia – Virginia Beach	Office	Virginia Beach, Virginia
Oceaneering	Office	Chesapeake, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Oyster Point	Office	Newport News, Virginia
Richmond Tower	Office	Richmond, Virginia
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Point Center	Retail	Durham, North Carolina
Parkway Marketplace	Retail	Virginia Beach, Virginia
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Sandbridge Commons	Retail	Virginia Beach, Virginia
South Retail	Retail	Virginia Beach, Virginia*
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*

*	Located in the Town Center of Virginia Beach

As of June 30, 2015, the following properties were under development or construction:

Property	Segment	Location
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland

The Company owns a 60% controlling financial interest in Lightfoot Marketplace. Subject to the occurrence of certain events, the Company’s ownership interest in Lightfoot Marketplace may increase to 70%. The Company owns an 80% controlling financial interest in Johns Hopkins Village. The noncontrolling interest holder of Johns Hopkins Village has the right to exchange its 20% ownership interest for common units of limited partnership interest in the Operating Partnership (“OP Units”) upon and for a period of one year after the project’s completion.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. While the new standard does not supersede the guidance on accounting for leases, it could change the way the Company recognizes revenue from construction and development contracts with third party customers. The new standard will be effective for the Company on January 1, 2018. Early adoption is not permitted. Management is currently evaluating the potential impact of the new revenue recognition standard on the Company’s consolidated financial statements.

On February 18, 2015, the FASB issued new consolidation guidance that changes: (i) the identification of variable interests, (ii) the variable interest entity (“VIE”) characteristics for a limited partnership or similar entity and (iii) primary beneficiary determination. The amended guidance also eliminates the presumption that a general partner controls a limited partnership. The amended guidance will be effective for the Company on January 1, 2016. Management is currently evaluating the potential impact of the new guidance on the Company’s consolidated financial statements.

Current accounting guidance requires debt issuance costs to be presented in the balance sheet as an asset. On April 7, 2015, the FASB issued new guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount, rather than as an asset. The new guidance will be effective for the Company on January 1, 2016 and will be applied on a retrospective basis. Management does not expect the adoption of the new guidance to have a material effect on the Company’s financial position or results of operations.

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

Net operating income of the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Office real estate
Rental revenues	$8,052	$6,519	$15,755	$13,068
Rental expenses	1,704	1,427	3,458	3,014
Real estate taxes	803	544	1,494	1,088

Segment net operating income	5,545	4,548	10,803	8,966

Retail real estate
Rental revenues	7,567	5,703	14,192	11,473
Rental expenses	1,346	1,187	2,745	2,509
Real estate taxes	704	503	1,270	1,006

Segment net operating income	5,517	4,013	10,177	7,958

Multifamily residential real estate
Rental revenues	4,289	3,097	8,151	5,971
Rental expenses	1,581	1,226	3,188	2,293
Real estate taxes	452	361	852	657

Segment net operating income	2,256	1,510	4,111	3,021

General contracting and real estate services
Segment revenues	47,066	20,495	76,137	39,729
Segment expenses	45,283	19,354	73,425	37,339

Segment net operating income	1,783	1,141	2,712	2,390

Net operating income	$15,101	$11,212	$27,803	$22,335

General contracting and real estate services revenues for the three and six months ended June 30, 2015 exclude revenue related to intercompany construction contracts of $8.0 million and $16.5 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2015 exclude expenses related to intercompany construction contracts of $8.0 million and $16.4 million, respectively. General contracting and real estate services expenses for the three months ended June 30, 2015 include noncash stock compensation expense of less than $0.1 million. General contracting and real estate services expenses for the six months ended June 30, 2015 include noncash stock compensation expense of $0.1 million.

General contracting and real estate services revenues for the three and six months ended June 30, 2014 exclude revenue from intercompany construction contracts of $25.9 million and $44.6 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2014 exclude expenses for intercompany construction contracts of $25.5 million and $44.0 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2014 include noncash stock compensation expense of $0.1 million and $0.2 million, respectively.

The following table reconciles net operating income to net income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Net operating income	$15,101	$11,212	$27,803	$22,335
Depreciation and amortization	(5,766)	(4,057)	(10,674)	(8,026)
General and administrative expenses	(2,096)	(1,981)	(4,424)	(4,027)
Acquisition, development and other pursuit costs	(591)	—	(762)	—
Impairment charges	(23)	—	(23)	—
Interest expense	(3,358)	(2,678)	(6,404)	(5,243)
Loss on extinguishment of debt	(180)	—	(407)	—
Gain on real estate dispositions	7,210	—	13,407	—
Other income (loss)	(16)	(194)	(148)	(82)
Income tax benefit (provision)	4	(29)	35	(178)

Net income	$10,285	$2,273	$18,403	$4,779

General and administrative expenses for the three and six months ended June 30, 2015 include noncash stock compensation expense of $0.2 million and $0.4 million, respectively. General and administrative expenses for the three and six months ended June 30, 2014 include noncash stock compensation expense of $0.1 million and $0.3 million, respectively.

4.	Real Estate Investments

On March 31, 2015, the Company purchased land held for development in the Town Center of Virginia Beach, Virginia for $1.2 million.

Operating Property Acquisitions

In connection with operating property acquisitions, the Company identifies and recognizes all assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements and buildings and improvements are presented within income producing property in the condensed consolidated balance sheet and depreciated over their estimated useful lives. Acquired lease intangibles are presented within other assets and liabilities in the condensed consolidated balance sheet and amortized over their respective lease terms. The Company expenses all costs incurred related to operating property acquisitions. The Company values land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach. The approach applies industry standard replacement costs adjusted for geographic specific considerations and reduced by estimated depreciation. The value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of the structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information and depreciation curves for the identified asset classes. The value of acquired lease intangibles considers the estimated cost of leasing the properties as if the acquired buildings were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an estimated total lease-up time and lost rental revenues during such time. The value of current leases relative to market-rate leases is based on market rents obtained for market comparables. Given the significance of unobservable inputs used in the valuation of acquired real estate assets, the Company classifies them as Level 3 inputs in the fair value hierarchy.

On April 8, 2015, the Company completed the acquisitions of Stone House Square in Hagerstown, Maryland and Perry Hall Marketplace in Perry Hall, Maryland. The total consideration for both retail properties was $39.8 million, which was comprised of $35.4 million of cash and 415,500 shares of common stock.

The following table summarizes the acquisition date estimated fair values of the assets acquired and liabilities assumed during the six months ended June 30, 2015 (in thousands):

Land	$9,600
Site improvements	2,290
Building and improvements	22,376
In-place leases	6,810
Above-market leases	1,710
Below-market leases	(2,980)

Net assets acquired	$39,806

The following table summarizes the consolidated results of operations of the Company on a pro forma basis, as if each of these properties had been acquired on January 1, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Rental revenues	$19,971	$16,146	$39,031	$32,183
Net income	10,704	2,351	18,949	4,418

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if each of these acquisitions had taken place on January 1, 2014. The pro forma financial information includes adjustments to rental revenues for above and below-market leases and adjustments to depreciation and amortization expense for acquired property and in-place lease assets.

Rental revenues and net income from the acquired properties for the period from the respective acquisition dates to June 30, 2015 included in the consolidated statement of comprehensive income was $0.8 million and $0.1 million, respectively.

Real Estate Dispositions

On January 5, 2015, the Company completed the sale of the Sentara Williamsburg office property for $15.4 million in cash. Net proceeds to the Company after transaction costs were $15.2 million, which the Company used to acquire Stone House Square. The Company recognized a gain on the disposition of the Sentara Williamsburg office property of $6.2 million.

On February 13, 2015, the Company agreed to the future sale of the Oyster Point office property for $6.5 million in cash. The Company intends to complete the sale on January 15, 2017.

On May 20, 2015, the Company completed the sale of Whetstone Apartments for $35.6 million in cash. Net proceeds to the Company after transaction costs were $35.5 million. The Company recognized a gain on the disposition of Whetstone Apartments of $7.2 million.

Subsequent to June 30, 2015

On July 1, 2015, the Company completed the acquisition of Socastee Commons, a 57,000 square foot retail center in Myrtle Beach, South Carolina. The total consideration for Socastee Commons was $8.7 million, including $3.7 million of net proceeds from the Whetstone Apartments sale and the assumption of debt with an outstanding principal balance of $5.0 million.

On July 10, 2015, the Company acquired Columbus Village, a 65,000 square foot retail center in Virginia Beach, Virginia. In exchange for Columbus Village, the Company assumed debt with an aggregate outstanding principal balance of $8.8 million, issued 1,000,000 Class B common units of limited partnership interest in the Operating Partnership (“Class B Units”) and agreed to issue 275,000 Class C common units of limited partnership interest in the Operating Partnership (“Class C Units”) on January 10, 2017. Subject to the occurrence of certain events, the Class B Units and Class C Units will not earn or accrue distributions until July 10, 2017 and January 10, 2018, respectively.

The Company is currently evaluating the accounting for these acquisitions and anticipates that the consideration transferred will primarily be allocated to the building, land and acquired lease intangibles.

5.	Indebtedness

Credit Facility

On January 23, 2015, the Operating Partnership borrowed $5.0 million under its prior credit facility. This credit facility was scheduled to mature on May 13, 2016; however, the Operating Partnership repaid all amounts due under this credit facility with proceeds from a new credit facility and terminated the prior credit facility on February 20, 2015, as discussed below.

New Credit Facility

On February 20, 2015, the Operating Partnership, as borrower, and the Company, as parent guarantor, agreed to a new $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. The new credit facility replaced the existing $155.0 million senior secured revolving credit facility that was scheduled to mature on May 13, 2016. On February 20, 2015, the Operating Partnership borrowed $54.0 million under the revolving credit facility and $50.0 million under the term loan facility to repay in full all outstanding amounts due under the prior credit facility and to repay approximately $39.0 million of other indebtedness secured by the following properties in the Company’s portfolio: (i) Broad Creek Shopping Center, (ii) Commerce Street Retail, (iii) Dick’s at Town Center, (iv) Hanbury Village, (v) Studio 56 Retail and (vi) Tyre Neck Harris Teeter. The Company recognized a $0.2 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with the $39.0 million of other indebtedness repaid on February 20, 2015.

Depending on the Operating Partnership’s total leverage, the revolving credit facility bears interest at LIBOR plus 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus 1.35% to 1.95%. As of June 30, 2015, the interest rates on the revolving credit facility and the term loan facility were 1.94% and 1.89%, respectively. The revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option, subject to certain conditions, and the term loan facility has a scheduled maturity date of February 20, 2020. The Operating Partnership may, at any time, voluntarily prepay any loan under the new credit facility in whole or in part without premium or penalty.

As of June 30, 2015, the outstanding balance on the revolving credit facility was $83.0 million.

Other Financing Activity

On May 20, 2015, the Company repaid the outstanding $17.8 million balance of the Whetstone Apartments construction loan and recognized a loss on extinguishment of debt of $0.1 million representing unamortized debt issuance costs.

On May 27, 2015, the Company repaid the existing $24.4 million mortgage secured by Smith’s Landing and refinanced the property with a new $21.6 million loan that bears interest at 4.05% and matures on June 1, 2035. As a result of the refinancing, the Company recognized a $0.1 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with the repaid mortgage.

During the six months ended June 30, 2015, the Company borrowed $14.4 million under its existing construction loans to fund new development and construction.

Subsequent to June 30, 2015

On July 1, 2015, the Company assumed debt with an outstanding principal balance of $5.0 million in connection with the acquisition of Socastee Commons. The mortgage bears interest at 4.57% and matures on January 6, 2023.

On July 10, 2015, the Company assumed two loans with an aggregate outstanding principal balance of $8.8 million in connection with the acquisition of Columbus Village. Both loans bear interest at LIBOR plus 2.00% and mature on April 5, 2018.

On July 30, 2015, the Company entered into a $50.0 million loan agreement to fund the development and construction of Johns Hopkins Village. The construction loan bears interest at LIBOR plus 1.90% and matures on July 30, 2018.

During the month ended July 31, 2015, the Operating Partnership borrowed $11.0 million under the revolving credit facility. As of July 31, 2015, the outstanding balance on the revolving credit facility was $94.0 million.

6.	Derivative Financial Instruments

The Company may enter into interest rate derivative contracts to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. Derivative financial instruments are recognized at fair value and presented within other assets and liabilities in the condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within other income (expense) in the condensed consolidated statements of comprehensive income. For derivatives that qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

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

The Company’s derivatives were comprised of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Interest rate swaps	$50,675	$—	$(559)	$685	$—	$(11)
Interest rate caps	171,546	73	—	180,434	260	—

Total	$222,221	$73	$(559)	$181,119	$260	$(11)

The changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2015 and 2014 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Interest rate swaps	$239	$(1)	$(548)	$1
Interest rate caps	(41)	(261)	(187)	(170)

Total	$198	$(262)	$(735)	$(169)

Comprehensive income statement presentation:
Other income (loss)	$(40)	$(262)	$(187)	$(169)
Unrealized gain (loss) on cash flow hedge	238	—	(548)	—

Total	$198	$(262)	$(735)	$(169)

Subsequent to June 30, 2015

On July 13, 2015, the Operating Partnership entered into a $6.5 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $6.5 million interest rate swap has a fixed rate of 3.05%, an effective date of July 13, 2015 and a maturity date of April 5, 2018. The Company designated this interest rate swap as a cash flow hedge of variable interest payments based on one-month LIBOR.

7.	Equity

Stockholders’ Equity

On April 8, 2015, the Company issued 415,500 shares of common stock in a private placement as partial consideration for the acquisition of Perry Hall Marketplace.

On May 5, 2015, the Company commenced an at-the-market continuous equity program through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million. During the three and six months ended June 30, 2015, the Company issued and sold an aggregate of 342,658 shares of common stock for a weighted average price of $10.49 per share. Net proceeds to the Company after offering costs and commissions were $3.4 million.

As of June 30, 2015 and December 31, 2014, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 25.9 million and 25.0 million shares of common stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively. No shares of preferred stock were issued and outstanding as of June 30, 2015 or December 31, 2014.

Noncontrolling Interests

As of June 30, 2015 and December 31, 2014, the Company held a 63.7% and 62.9% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent OP Units not held by the Company.

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

On May 8, 2015, the Board of Directors declared a cash dividend of $0.17 per share to stockholders of record on July 1, 2015.

Subsequent to June 30, 2015

On July 9, 2015, the Company paid cash dividends of $4.4 million to common stockholders and the Operating Partnership paid cash distributions of $2.5 million to holders of OP Units.

As partial consideration for Columbus Village, the Operating Partnership issued 1,000,000 Class B Units on July 10, 2015 and agreed to issue 275,000 Class C Units on January 10, 2017. Subject to the occurrence of certain events, the Class B Units and Class C Units will not earn or accrue distributions until July 10, 2017 and January 10, 2018, respectively.

8.	Stock-Based Compensation

During the six months ended June 30, 2015, the Company granted an aggregate of 101,702 shares of restricted stock to employees and nonemployee directors with a weighted average grant date fair value of $10.87 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Nonemployee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During the three and six months ended June 30, 2015, the Company recognized $0.3 million and $0.8 million of stock-based compensation, respectively. During the three and six months ended June 30, 2014, the Company recognized $0.3 million and $0.9 million of stock-based compensation, respectively. As of June 30, 2015, there were 104,438 nonvested restricted shares outstanding; the total unrecognized compensation related to nonvested restricted shares was $0.5 million, which the Company expects to recognize over the next 21 months.

9.	Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1—quoted prices in active markets for identical assets or liabilities

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3—unobservable inputs

Except as disclosed below, the carrying amounts of the Company’s financial instruments approximate their fair value. Financial assets and liabilities whose fair values are measured on a recurring basis using Level 2 inputs consist of interest rate swaps and caps. The Company measures the fair values of these assets and liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

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

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$386,871	$393,637	$359,229	$366,095
Interest rate swap liabilities	559	559	11	11
Interest rate cap assets	73	73	260	260

10.	Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these condensed consolidated financial statements. Revenue from construction contracts with related party entities of the Company was $2.5 million and $4.0 million for the three and six months ended June 30, 2015, respectively. Gross profit from such contracts was $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively. Revenue from construction contracts with related party entities of the Company was $1.6 million and $3.9 million for the three and six months ended June 30, 2014, respectively. Gross profit from such contracts was $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively. Real estate services fees from affiliated entities of the Company were not significant for either the three or six months ended June 30, 2015 or 2014. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for either the three or six months ended June 30, 2015 or 2014.

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

Legal Proceedings

The Company is from time to time involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $197.6 million and $192.2 million as of June 30, 2015 and December 31, 2014, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of June 30, 2015 and December 31, 2014, the Operating Partnership had total outstanding letters of credit of $8.0 million and $8.5 million, respectively.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. as of June 30, 2015, and the related condensed consolidated statements of comprehensive income for the three and six-month periods ended June 30, 2015 and 2014, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014 and the condensed consolidated statement of equity for the six-month period ended June 30, 2015. These financial statements are the responsibility of the Company’s management.

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

August 5, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “our,” “us,” and “our company” refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership (the “Operating Partnership”), of which we are the sole general partner.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States. As of June 30, 2015, we owned 100% of the interests in each of the following properties in our operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia – Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia – Virginia Beach	Office	Virginia Beach, Virginia
Oceaneering	Office	Chesapeake, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Oyster Point	Office	Newport News, Virginia
Richmond Tower	Office	Richmond, Virginia
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Point Center	Retail	Durham, North Carolina
Parkway Marketplace	Retail	Virginia Beach, Virginia
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Sandbridge Commons	Retail	Virginia Beach, Virginia
South Retail	Retail	Virginia Beach, Virginia*
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*

*	Located in the Town Center of Virginia Beach

As of June 30, 2015, the following properties were either under development or construction:

Property	Segment	Location
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland

We own a 60% controlling financial interest in Lightfoot Marketplace. Subject to the occurrence of certain events, our ownership interest in Lightfoot Marketplace may increase to 70%. We own an 80% controlling financial interest in Johns Hopkins Village. The noncontrolling interest holder of Johns Hopkins Village has the right to exchange its 20% ownership interest for common units of limited partnership interest in the Operating Partnership upon and for a period of one year after the project’s completion.

On July 1, 2015, we acquired Socastee Commons, a 57,000 square foot retail center in Myrtle Beach, South Carolina. On July 10, 2015, we acquired Columbus Village, a 65,000 square foot retail center adjacent to the Town Center of Virginia Beach. See Note 4 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Second Quarter 2015 Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2015:

•	Net income of $10.3 million, or $0.25 per diluted share, compared to $2.3 million, or $0.07 per diluted share, for the three months ended June 30, 2014.

•	Funds from operations (“FFO”) of $8.8 million, or $0.22 per diluted share, compared to $6.3 million, or $0.19 per diluted share, for the three months ended June 30, 2014. See “Non-GAAP Financial Measures.”

•	Normalized FFO of $9.7 million, or $0.24 per diluted share, compared to $6.6 million, or $0.20 per diluted share, for the three months ended June 30, 2014. See “Non-GAAP Financial Measures.”

•	Property segment net operating income (“NOI”) of $13.3 million compared to $10.1 million for the three months ended June 30, 2014:

•	Office NOI of $5.5 million compared to $4.5 million

•	Retail NOI of $5.5 million compared to $4.0 million

•	Multifamily NOI of $2.3 million compared to $1.5 million

•	Same store NOI of $10.0 million compared to $9.7 million for the three months ended June 30, 2014:

•	Office same store NOI of $4.1 million compared to $4.1 million

•	Retail same store NOI of $4.2 million compared to $4.0 million

•	Multifamily same store NOI of $1.7 million compared to $1.6 million

•	Completed the acquisitions of Stone House Square and Perry Hall Marketplace for $35.4 million of cash and 415,500 shares of common stock.

•	Completed the disposition of Whetstone Apartments for $35.6 million.

•	General contracting and real estate services segment gross profit of $1.8 million compared to $1.1 million for the three months ended June 30, 2014.

•	Third party construction backlog of $195.5 million as of June 30, 2015.

•	Commenced an at-the-market continuous equity program, raising $3.6 million of gross proceeds at a weighted average price of $10.49 per share.

•	Refinanced the mortgage secured by Smith’s Landing with a new 4.05% fixed rate loan that matures in 2035.

•	Declared cash dividends of $0.17 per share.

Segment Results of Operations

As of June 30, 2015, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$8,052	$6,519	$1,533	$15,755	$13,068	$2,687
Property expenses	2,507	1,971	536	4,952	4,102	850

Segment NOI	$5,545	$4,548	$997	$10,803	$8,966	$1,837

Office segment NOI for the three and six months ended June 30, 2015 increased $1.0 million and $1.8 million, respectively, compared to the corresponding periods in 2014. During the three and six months ended June 30, 2015, we realized $1.4 million and $2.5 million of NOI, respectively, from new real estate development, which more than offset $0.4 million and $0.8 million of lost NOI during the same periods from property dispositions. Same store NOI growth accounted for the balance of the changes.

During the second half of 2014, we opened the new 4525 Main Street office tower in the Town Center of Virginia Beach, and during the first quarter of 2015, we delivered three new build-to-suit office buildings in Hampton Roads, Virginia. We completed the sales of the Virginia Natural Gas and Sentara Williamsburg office buildings in the fourth quarter of 2014 and the first quarter of 2015, respectively.

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

Office same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$6,154	$6,048	$106	$12,403	$12,173	$230
Property expenses	2,023	1,931	92	4,129	4,026	103

Same Store NOI	$4,131	$4,117	$14	$8,274	$8,147	$127
Non-Same Store NOI	1,414	431	983	2,529	819	1,710

Segment NOI	$5,545	$4,548	$997	$10,803	$8,966	$1,837

Office same store NOI for the three and six months ended June 30, 2015 increased 0.3% and 1.6%, respectively, compared to the corresponding periods in 2014 because of better leasing at the office properties in the Town Center of Virginia Beach – One Columbus, Two Columbus and Armada Hoffler Tower.

Retail Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$7,567	$5,703	$1,864	$14,192	$11,473	$2,719
Property expenses	2,050	1,690	360	4,015	3,515	500

Segment NOI	$5,517	$4,013	$1,504	$10,177	$7,958	$2,219

Retail segment NOI for the three and six months ended June 30, 2015 increased $1.5 million and $2.2 million, respectively, compared to the corresponding periods in 2014. Acquisitions and new real estate development contributed $1.3 million and $1.8 million of NOI during the three and six months ended June 30, 2015, respectively. Same store NOI growth accounted for the balance of the changes.

During the second half of 2014, we acquired Dimmock Square in Colonial Heights, Virginia and delivered Greentree Shopping Center in Chesapeake, Virginia. At the end of the first quarter of 2015, we delivered Sandbridge Commons in Virginia Beach, Virginia. During the second quarter of 2015, we acquired Stone House Square in Hagerstown, Maryland and Perry Hall Marketplace in Perry Hall, Maryland.

Retail Same Store Results

Retail same store results exclude new real estate development – Greentree Shopping Center and Sandbridge Commons – as well as new property acquisitions – Dimmock Square, Stone House Square and Perry Hall Marketplace.

Retail same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$5,884	$5,671	$213	$11,871	$11,441	$430
Property expenses	1,697	1,689	8	3,547	3,514	33

Same Store NOI	$4,187	$3,982	$205	$8,324	$7,927	$397
Non-Same Store NOI	1,330	31	1,299	1,853	31	1,822

Segment NOI	$5,517	$4,013	$1,504	$10,177	$7,958	$2,219

Retail same store NOI for the three and six months ended June 30, 2015 increased 5.1% and 5.0%, respectively, compared to the corresponding periods in 2014 because of better leasing at retail properties in the Town Center of Virginia Beach, particularly South Retail and the redeveloped ground floor space at Dick’s at Town Center.

Multifamily Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$4,289	$3,097	$1,192	$8,151	$5,971	$2,180
Property expenses	2,033	1,587	446	4,040	2,950	1,090

Segment NOI	$2,256	$1,510	$746	$4,111	$3,021	$1,090

Multifamily segment NOI for the three and six months ended June 30, 2015 increased $0.7 million and $1.1 million, respectively, compared to the corresponding periods in 2014, primarily because of better leasing at Liberty Apartments and The Cosmopolitan.

Multifamily Same Store Results

Multifamily same store results exclude new real estate development – Encore Apartments and Whetstone Apartments – as well as Liberty Apartments, which was acquired during the first quarter of 2014.

Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$3,027	$2,894	$133	$5,964	$5,685	$279
Property expenses	1,321	1,280	41	2,571	2,488	83

Same Store NOI	$1,706	$1,614	$92	$3,393	$3,197	$196
Non-Same Store NOI	550	(104)	654	718	(176)	894

Segment NOI	$2,256	$1,510	$746	$4,111	$3,021	$1,090

Multifamily same store NOI for the three and six months ended June 30, 2015 increased 5.7% and 6.1%, respectively, compared to the corresponding periods in 2014 primarily because of better leasing at The Cosmopolitan in the Town Center of Virginia Beach.

General Contracting and Real Estate Services Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Segment revenues	$47,066	$20,495	$26,571	$76,137	$39,729	$36,408
Segment expenses	45,283	19,354	25,929	73,425	37,339	36,086

Segment gross profit	$1,783	$1,141	$642	$2,712	$2,390	$322

Operating margin	3.8%	5.6%		3.6%	6.0%

Segment profit for the three and six months ended June 30, 2015 increased $0.6 million and $0.3 million, respectively, compared to the corresponding periods in 2014. Our overall construction volume was higher during the three and six months ended June 30, 2015, during which we also experienced lower operating margins.

The changes in third party construction backlog for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Beginning backlog	$138,448	$193,318	$159,139	$46,385
New contracts/change orders	104,077	6,034	112,406	171,981
Work performed	(47,013)	(20,365)	(76,033)	(39,379)

Ending backlog	$195,512	$178,987	$195,512	$178,987

During the three and six months ended June 30, 2015, we added $87.6 million to backlog for the construction of two new hotels at the Oceanfront in Virginia Beach, Virginia for a related party development group.

As of June 30, 2015, we had $81.4 million of backlog on the Exelon construction project at the Inner Harbor of Baltimore, Maryland, which we expect to substantially complete in 2016.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$19,908	$15,319	$4,589	$38,098	$30,512	$7,586
General contracting and real estate services revenues	47,066	20,495	26,571	76,137	39,729	36,408

Total revenues	66,974	35,814	31,160	114,235	70,241	43,994
Rental expenses	4,631	3,840	791	9,391	7,816	1,575
Real estate taxes	1,959	1,408	551	3,616	2,751	865
General contracting and real estate services expenses	45,283	19,354	25,929	73,425	37,339	36,086
Depreciation and amortization	5,766	4,057	1,709	10,674	8,026	2,648
General and administrative expenses	2,096	1,981	115	4,424	4,027	397
Acquisition, development and other pursuit costs	591	—	591	762	—	762
Impairment charges	23	—	23	23	—	23

Total expenses	60,349	30,640	29,709	102,315	59,959	42,356

Operating income	6,625	5,174	1,451	11,920	10,282	1,638

Interest expense	(3,358)	(2,678)	(680)	(6,404)	(5,243)	(1,161)
Loss on extinguishment of debt	(180)	—	(180)	(407)	—	(407)
Gain on real estate dispositions	7,210	—	7,210	13,407	—	13,407
Other income (loss)	(16)	(194)	178	(148)	(82)	(66)

Income before taxes	10,281	2,302	7,979	18,368	4,957	13,411
Income tax benefit (provision)	4	(29)	33	35	(178)	213

Net income	$10,285	$2,273	$8,012	$18,403	$4,779	$13,624

Rental revenues for the three and six months ended June 30, 2015 increased $4.6 million and $7.6 million, respectively, compared to the corresponding periods in 2014, as follows:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Office	$8,052	$6,519	$1,533	$15,755	$13,068	$2,687
Retail	7,567	5,703	1,864	14,192	11,473	2,719
Multifamily	4,289	3,097	1,192	8,151	5,971	2,180

	$19,908	$15,319	$4,589	$38,098	$30,512	$7,586

Office rental revenues for the three and six months ended June 30, 2015 increased 23.5% and 20.6%, respectively, compared to the corresponding periods in 2014 because of rents from new real estate development, which more than offset lost rents from property dispositions. Aggregate rental revenues from 4525 Main Street and the three build-to-suit office buildings we delivered during the first quarter were $1.9 million and $3.3 million for the three and six months ended June 30, 2015, respectively. Office same store rental revenues also grew 1.8% and 1.9% during the three and six months ended June 30, 2015, respectively, driven primarily by better leasing at our office buildings located in the Town Center of Virginia Beach.

Retail rental revenues for the three and six months ended June 30, 2015 increased 32.7% and 23.7%, respectively, compared to the corresponding periods in 2014 as a result of our acquisitions of Dimmock Square, Stone House Square and Perry Hall Marketplace, as well as our delivery of Greentree Shopping Center and the organic growth in the same store retail portfolio.

Multifamily rental revenues for the three and six months ended June 30, 2015 increased 38.5% and 36.5%, respectively, compared to the corresponding periods in 2014 because of improved leasing at Liberty Apartments and The Cosmopolitan as well as our delivery of Encore Apartments.

General contracting and real estate services revenues for the three and six months ended June 30, 2015 increased 129.6% and 91.6%, respectively, compared to the corresponding periods in 2014 as a result of higher construction volume, primarily related to the Exelon construction project.

Rental expenses for the three and six months ended June 30, 2015 increased $0.8 million and $1.6 million, respectively, compared to the corresponding periods in 2014, as follows:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Office	$1,704	$1,427	$277	$3,458	$3,014	$444
Retail	1,346	1,187	159	2,745	2,509	236
Multifamily	1,581	1,226	355	3,188	2,293	895

	$4,631	$3,840	$791	$9,391	$7,816	$1,575

Office, retail and multifamily rental expenses for the three and six months ended June 30, 2015 all increased compared to the corresponding periods in 2014 as a result of new real estate coming out of development and into operation. Retail rental expenses also increased as a result of our acquisitions of Dimmock Square, Stone House Square and Perry Hall Marketplace.

Real estate taxes for the three and six months ended June 30, 2015 increased $0.6 million and $0.9 million, respectively, compared to the corresponding periods in 2014, as follows:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Office	$803	$544	$259	$1,494	$1,088	$406
Retail	704	503	201	1,270	1,006	264
Multifamily	452	361	91	852	657	195

	$1,959	$1,408	$551	$3,616	$2,751	$865

Office, retail and multifamily real estate taxes for the three and six months ended June 30, 2015 all increased compared to the corresponding periods in 2014 as a result of new real estate coming out of development and into operation. Retail real estate taxes also increased as a result of our acquisitions of Dimmock Square, Stone House Square and Perry Hall Marketplace.

General contracting and real estate services expenses for the three and six months ended June 30, 2015 increased 134.0% and 96.6%, respectively, compared to the corresponding periods in 2014 because of higher volume and lower margins on our construction contracts.

Depreciation and amortization for the three and six months ended June 30, 2015 increased 42.1% and 33.0%, respectively, compared to the corresponding periods in 2014 because of new real estate coming out of development and into operation and our acquisitions of Dimmock Square, Stone House Square and Perry Hall Marketplace.

General and administrative expenses for the three and six months ended June 30, 2015 increased 5.8% and 9.9%, respectively, compared to the corresponding periods in 2014 because of higher regulatory and compliance costs.

Acquisition, development and other pursuit costs for the three and six months ended June 30, 2015 relate primarily to our acquisitions of Stone House Square, Perry Hall Marketplace and Socastee Commons. We did not have any comparable acquisition activity during the corresponding periods in 2014.

Impairment charges were not significant for either the three or six months ended June 30, 2015 or 2014.

Interest expense for the three and six months ended June 30, 2015 increased 25.4% and 22.1%, respectively, compared to the corresponding periods in 2014 primarily because of the interest expense associated with new real estate coming out of development and into operation.

During the three and six months ended June 30, 2015, we repaid the Whetstone Apartments construction loan and refinanced the mortgage secured by Smith’s Landing. As a result, we recognized an aggregate $0.2 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with these loans. During the six months ended June 30, 2015, we also recognized a $0.2 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with the mortgage loans we repaid in connection with the closing of our new credit facility.

During the three and six months ended June 30, 2015, we recognized a $7.2 million gain on our sale of Whetstone Apartments. During the six months ended June 30, 2015, we also recognized a $6.2 million gain on our sale of the Sentara Williamsburg office building.

Other losses for the three and six months ended June 30, 2015 and 2014 were primarily attributable to negative mark-to-market adjustments on our interest rate derivatives.

Income tax benefits (provisions) that we recognized during the three and six months ended June 30, 2015 and 2014 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, borrowings available under our credit facility and proceeds from the sale of common stock through our at-the-market continuous equity program (“ATM Equity Offering Program”).

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

As of June 30, 2015, we had unrestricted cash and cash equivalents of $27.4 million and restricted cash of $3.1 million available for both current liquidity needs as well as development activities. As of June 30, 2015, we had $59.0 million available under our new credit facility and $46.4 million available for future issuance under our ATM Equity Offering Program to meet our short-term liquidity requirements.

ATM Equity Offering Program

On May 5, 2015, we commenced a new ATM Equity Offering Program through which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $50.0 million. Our sale of shares under the ATM Equity Offering Program will depend on a variety of factors, including among other things, market conditions, the trading price of our common stock, capital needs and our determination of appropriate sources of funding. We have no obligation to sell any shares and may at any time suspend or terminate the ATM Equity Offering Program. Each of our sales agents are entitled to a commission of up to 2.0% of the gross offering proceeds of shares that they sell through the ATM Equity Offering Program. We intend to use any net proceeds from the sale of shares through the ATM Equity Offering Program to fund development or redevelopment activities, fund potential acquisition opportunities, repay indebtedness, including amounts outstanding under our credit facility, or for general corporate purposes. During the three and six months ended June 30, 2015, we raised $3.6 million of gross proceeds at a weighted average price of $10.49 per share through our ATM Equity Offering Program. Net proceeds after offering costs and commissions were $3.4 million.

Prior Credit Facility

On May 13, 2013, we agreed to a $100.0 million senior secured credit facility that included an accordion feature that allowed us to increase the borrowing capacity under the facility up to $250.0 million, subject to certain conditions. As of December 31, 2014, we had $59.0 million borrowed under our prior credit facility and had standby letters of credit issued under our prior credit facility totaling $8.5 million. As of December 31, 2014, we had $87.5 million of aggregate capacity available under our prior credit facility. On January 23, 2015, we borrowed an additional $5.0 million under our prior credit facility. This credit facility was scheduled to mature on May 13, 2016; however, we repaid all amounts due under this credit facility with proceeds from our new credit facility and terminated our prior credit facility on February 20, 2015, as discussed below.

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

The new revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option, subject to certain conditions. The term loan facility has a scheduled maturity date of February 20, 2020. We may, at any time, voluntarily prepay any loan under the new credit facility in whole or in part without premium or penalty.

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

We are currently in compliance with all covenants under the new credit facility.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2015 ($ in thousands):

Secured Debt	Amount Outstanding		Interest Rate (1)	Effective Rate for Variable-Rate Debt		Maturity Date	Balance at Maturity
Oyster Point	$6,173		5.41%			December 1, 2015	$6,089
249 Central Park Retail	15,425		5.99			September 8, 2016	15,084
South Retail	6,805		5.99			September 8, 2016	6,655
Fountain Plaza Retail	7,712		5.99			September 8, 2016	7,542
Harrisonburg Regal	3,562		6.06			June 8, 2017	3,165
North Point Note 5	675		LIBOR+2.00	3.57	%(2)	February 1, 2017	641
Hanbury Village	21,094		6.67			October 11, 2017	20,499
4525 Main Street	31,414		LIBOR+1.95	2.14%		January 30, 2017	31,414
Encore Apartments	23,782		LIBOR+1.95	2.14%		January 30, 2017	23,782
Commonwealth of Virginia – Chesapeake	4,933		LIBOR+1.90	2.09%		August 28, 2017	4,933
Lightfoot Marketplace	5,221		LIBOR+1.90	2.09%		November 14, 2017	5,221
Sandbridge Commons	8,369		LIBOR+1.85	2.04%		January 17, 2018	7,884
Oceaneering	18,493		LIBOR+1.75	1.94%		February 28, 2018	17,773
North Point Note 1	10,060		6.45			February 5, 2019	9,333
North Point Note 2	2,708		7.25			September 15, 2025	1,344
Smith’s Landing	21,573		4.05			June 1, 2035	—
Liberty Apartments	20,460	(3)	5.66			November 1, 2043	—
The Cosmopolitan	46,829		3.75			July 1, 2051	—
Unamortized fair value adjustments	(1,417)						—

Total secured debt	$253,871						$161,359
Unsecured Debt
Revolving credit facility	83,000		LIBOR+1.40 to 2.00	1.94%		February 20, 2019	83,000
Term loan	50,000		LIBOR+1.35 to 1.95	1.89	%(2)	February 20, 2020	50,000

Total unsecured debt	$133,000						$133,000

Indebtedness	$386,871						$294,359

(1)	LIBOR rate is determined by individual lenders.
(2)	Subject to an interest rate swap agreement.
(3)	Principal balance excluding fair value adjustments.

We currently are in compliance with all covenants on our outstanding indebtedness.

On July 1, 2015, we assumed debt with an outstanding principal balance of $5.0 million in connection with our acquisition of Socastee Commons. The mortgage bears interest at 4.57% and matures on January 6, 2023.

On July 10, 2015, we assumed two loans with an aggregate outstanding principal balance of $8.8 million in connection with our acquisition of Columbus Village. Both loans bear interest at LIBOR plus 2.00% and mature on April 5, 2018.

On July 30, 2015, we entered into a $50.0 million loan agreement to fund our development and construction of Johns Hopkins Village. The construction loan bears interest at LIBOR plus 1.90% and matures on July 30, 2018.

During the month ended July 31, 2015, we borrowed $11.0 million under our revolving credit facility. As of July 31, 2015, the outstanding balance on the revolving credit facility was $94.0 million.

As of June 30, 2015, our outstanding indebtedness matures during the following years:

Year	Amount Due	Percentage of Total
	($ in thousands)
2015	$6,089	2%
2016	29,281	10
2017	89,655	31
2018	25,657	9
2019	92,333	31
Thereafter	51,344	17

	$294,359	100%

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. Using an interest rate swap, we fixed our interest payments under North Point Center Note 5 at 3.57% through maturity on February 1, 2017. On February 20, 2015, we entered into a $50.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $50.0 million interest rate swap has a fixed rate of 2.00%, an effective date of March 1, 2016 and a maturity date of February 20, 2020. We entered into this interest rate swap agreement in connection with the new $50.0 million senior unsecured term loan facility that bears interest at LIBOR plus 1.35% to 1.95%, depending on our total leverage. We designated this interest rate swap as a cash flow hedge of variable interest payments based on one-month LIBOR. On July 13, 2015, we entered into a $6.5 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $6.5 million interest rate swap has a fixed rate of 3.05%, an effective date of July 13, 2015 and a maturity date of April 5, 2018. We designated this interest rate swap as a cash flow hedge of variable interest payments based on one-month LIBOR.

As of June 30, 2015, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
September 1, 2013	March 1, 2016	3.50%	$25,198
September 1, 2013	March 1, 2016	3.50%	37,848
September 1, 2013	March 1, 2016	1.50%	40,000
October 4, 2013	April 1, 2016	1.50%	18,500
March 14, 2014	March 1, 2017	1.25%	50,000

Total			$171,546

As of June 30, 2015, the notional amounts of our LIBOR interest rate cap agreements with strike rates below and above 1.50% were as follows ($ in thousands):

Strike Rate	Notional Amount
≤ 1.50%	$108,500
> 1.50%	63,046

Total	$171,546

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of June 30, 2015, we had aggregate outstanding letters of credit totaling $8.0 million that expire during 2016. However, any of our standby letters of credit may be renewed for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Six Months Ended June 30,
	2015	2014	Change
	($ in thousands)
Operating activities	$5,305	$8,997	$(3,692)
Investing activities	(20,172)	(55,998)	35,826
Financing activities	16,340	44,390	(28,050)

Net increase (decrease)	$1,473	$(2,611)	$4,084

Cash and cash equivalents, beginning of period	$25,883	$18,882
Cash and cash equivalents, end of period	$27,356	$16,271

Net cash provided by operating activities decreased 41% during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily as a result of less net cash from construction activities partially offset by more net cash from our operating property portfolio.

Net cash used in investing activities decreased 64% during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of less cash used for new real estate development and higher net proceeds from real estate dispositions. Partially offsetting these decreases was $32.5 million more cash used for real estate acquisitions.

Net cash provided by financing activities decreased 63% during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily as a result of lower net borrowings on our credit facility and construction loans.

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

FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our calculation of FFO may not be comparable to such other REITs’ calculation of FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. Also, FFO should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

We also believe that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the results provided by the Company’s operating property portfolio and affect the comparability of the Company’s year-over-year performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives and other non-comparable items.

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and six months ended June 30, 2015 and 2014 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income	$10,285	$2,273	$18,403	$4,779
Depreciation and amortization	5,766	4,057	10,674	8,026
Gain on real estate dispositions	(7,210)	—	(13,407)	—

FFO	$8,841	$6,330	$15,670	$12,805
Acquisition, development and other pursuit costs	591	—	762	—
Impairment charges	23	—	23	—
Loss on extinguishment of debt	180	—	407	—
Derivative losses (income)	40	262	187	169

Normalized FFO	$9,675	$6,592	$17,049	$12,974

FFO per diluted share	$0.22	$0.19	$0.39	$0.39
Normalized FFO per diluted share	$0.24	$0.20	$0.43	$0.39
Weighted average common shares – diluted	40,356	33,035	40,088	32,931

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

At June 30, 2015, approximately $161.7 million, or 41.8%, of our debt had fixed interest rates and approximately $225.2 million, or 58.2%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $2.3 million per year. At June 30, 2015, LIBOR was approximately 19 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $0.4 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2015, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Unregistered Sales of Equity Securities

On April 8, 2015, the Company issued 415,500 shares of the Company’s common stock, $0.01 par value per share, as partial consideration in connection with the Company’s acquisition of the property known as Perry Hall Marketplace. The issuance of the shares of common stock to the seller of Perry Hall Marketplace was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2015, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 2013 Equity Incentive Plan (the “2013 Plan”). The following table summarizes all of these repurchases during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	—	$—	N/A	N/A
May 1, 2015 through May 31, 2015	12,979	10.37	N/A	N/A
June 1, 2015 through June 30, 2015	—	—	N/A	N/A

Total	12,979

(1)	The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2013 Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as applicable) as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: August 5, 2015	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2015	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

15.1	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase