Form 10-Q
period 2015-09-30
Armada Hoffler Properties, Inc.
filed 2015-11-04
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, the Registrant had 26,520,311 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. Financial Information

Item 1.	Financial Statements

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$649,029	$513,918
Held for development	1,180	—
Construction in progress	35,407	81,082

	685,616	595,000
Accumulated depreciation	(129,996)	(116,099)

Net real estate investments	555,620	478,901
Real estate investments held for sale	—	8,538
Cash and cash equivalents	15,191	25,883
Restricted cash	4,243	4,224
Accounts receivable, net	22,006	20,548
Construction receivables, including retentions	48,097	19,432
Construction contract costs and estimated earnings in excess of billings	289	272
Other assets	48,647	33,108

Total Assets	$694,093	$590,906

LIABILITIES AND EQUITY
Indebtedness	$420,145	$359,229
Accounts payable and accrued liabilities	6,278	8,358
Construction payables, including retentions	54,159	42,399
Billings in excess of construction contract costs and estimated earnings	2,512	1,053
Other liabilities	25,350	17,961

Total Liabilities	508,444	429,000
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 26,260,685 and 25,022,701 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	262	250
Additional paid-in capital	64,027	51,472
Distributions in excess of earnings	(53,225)	(54,413)
Accumulated other comprehensive loss	(972)	—

Total stockholders’ equity (deficit)	10,092	(2,691)
Noncontrolling interests	175,557	164,597

Total Equity	185,649	161,906

Total Liabilities and Equity	$694,093	$590,906

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Revenues
Rental revenues	$21,303	$16,713	$59,401	$47,225
General contracting and real estate services revenues	53,822	31,532	129,959	71,261

Total revenues	75,125	48,245	189,360	118,486

Expenses
Rental expenses	4,865	4,414	14,256	12,230
Real estate taxes	2,056	1,480	5,672	4,231
General contracting and real estate services expenses	51,716	30,468	125,141	67,807
Depreciation and amortization	6,317	4,567	16,991	12,593
General and administrative expenses	1,873	1,741	6,297	5,768
Acquisition, development and other pursuit costs	288	174	1,050	174
Impairment charges	—	15	23	15

Total expenses	67,115	42,859	169,430	102,818

Operating income	8,010	5,386	19,930	15,668
Interest expense	(3,518)	(2,734)	(9,922)	(7,977)
Loss on extinguishment of debt	(3)	—	(410)	—
Gain on real estate dispositions	—	—	13,407	—
Other income (loss)	(34)	59	(182)	(23)

Income before taxes	4,455	2,711	22,823	7,668
Income tax benefit (provision)	(118)	43	(83)	(135)

Net income	4,337	2,754	22,740	7,533
Net income attributable to noncontrolling interests	(1,649)	(1,139)	(8,426)	(3,128)

Net income attributable to stockholders	$2,688	$1,615	$14,314	$4,405

Net income per share and unit:
Basic and diluted	$0.10	$0.08	$0.56	$0.23

Weighted average outstanding:
Common shares	25,958	20,266	25,532	19,574
Operating partnership units	15,919	14,291	15,159	13,905

Basic and diluted	41,877	34,557	40,691	33,479

Dividends declared per common share and unit	$0.17	$0.16	$0.51	$0.48

Comprehensive income:
Net income	$4,337	$2,754	$22,740	$7,533
Unrealized cash flow hedge losses	(1,026)	—	(1,574)	—
Realized cash flow hedge losses reclassified to net income	13	—	13	—

Comprehensive income	3,324	2,754	21,179	7,533
Comprehensive income attributable to noncontrolling interests	(1,264)	(1,139)	(7,837)	(3,128)

Comprehensive income attributable to stockholders	$2,060	$1,615	$13,342	$4,405

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statement of Equity

(In thousands, except share data)

(Unaudited)

	Shares of common stock	Common stock	Additional paid- in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)	Noncontrolling interests	Total Equity
Balance, January 1, 2015	25,022,701	$250	$51,472	$(54,413)	$—	$(2,691)	$164,597	$161,906
Net income	—	—	—	14,314	—	14,314	8,426	22,740
Unrealized cash flow hedge losses	—	—	—	—	(980)	(980)	(594)	(1,574)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	8	8	5	13
Net proceeds from sales of common stock	747,163	7	7,359	—	—	7,366	—	7,366
Restricted stock awards	75,321	1	763	—	—	764	—	764
Acquisitions of real estate investments	415,500	4	4,429	—	—	4,433	10,736	15,169
Redemption of operating partnership units	—	—	4	—	—	4	(83)	(79)
Dividends and distributions declared	—	—	—	(13,126)	—	(13,126)	(7,530)	(20,656)

Balance, September 30, 2015	26,260,685	$262	$64,027	$(53,225)	$(972)	$10,092	$175,557	$185,649

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$22,740	$7,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	13,998	10,611
Amortization of leasing costs and in-place lease intangibles	2,993	1,982
Accrued straight-line rental revenue	(1,724)	(1,730)
Amortization of leasing incentives and above or below-market rents	564	461
Accrued straight-line ground rent expense	224	236
Bad debt expense	123	48
Noncash stock compensation	755	720
Impairment charges	23	15
Noncash interest expense	791	410
Loss on extinguishment of debt	410	—
Gain on real estate dispositions	(13,407)	—
Change in the fair value of derivatives	238	123
Changes in operating assets and liabilities, net of acquisitions:
Property assets	(2,524)	(1,932)
Property liabilities	2,369	234
Construction assets	(29,027)	(4,298)
Construction liabilities	19,078	6,879

Net cash provided by operating activities	17,624	21,292

INVESTING ACTIVITIES
Development of real estate investments	(40,293)	(77,094)
Tenant and building improvements	(3,794)	(4,622)
Acquisitions of real estate investments	(64,945)	(2,754)
Dispositions of real estate investments	50,613	—
Government development grants	300	300
Decrease (increase) in restricted cash	742	(1,713)
Leasing costs	(1,715)	(1,524)
Leasing incentives	(1,563)	(63)

Net cash used for investing activities	(60,655)	(87,470)

FINANCING ACTIVITIES
Proceeds from sales of common stock	7,687	49,566
Offering costs	(321)	(320)
Debt issuances, credit facility and construction loan borrowings	200,267	92,409
Debt and credit facility payments, including principal amortization	(153,321)	(61,494)
Debt issuance costs	(1,844)	(35)
Redemption of operating partnership units	(79)	—
Dividends and distributions	(20,050)	(15,729)

Net cash provided by financing activities	32,339	64,397

Net decrease in cash and cash equivalents	(10,692)	(1,781)
Cash and cash equivalents, beginning of period	25,883	18,882

Cash and cash equivalents, end of period	$15,191	$17,101

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

As of September 30, 2015, the Company owned 100% of the interests in each of the following properties in its operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia – Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia – Virginia Beach	Office	Virginia Beach, Virginia
Oceaneering	Office	Chesapeake, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Oyster Point	Office	Newport News, Virginia
Richmond Tower	Office	Richmond, Virginia
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Columbus Village	Retail	Virginia Beach, Virginia*
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Point Center	Retail	Durham, North Carolina
Parkway Marketplace	Retail	Virginia Beach, Virginia
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Providence Plaza	Retail	Charlotte, North Carolina
Sandbridge Commons	Retail	Virginia Beach, Virginia
Socastee Commons	Retail	Myrtle Beach, South Carolina
South Retail	Retail	Virginia Beach, Virginia*
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*

*	Located in the Town Center of Virginia Beach

As of September 30, 2015, the following properties were under development or construction:

Property	Segment	Location
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland

The Company owns a 60% controlling financial interest in Lightfoot Marketplace. Subject to the occurrence of certain events, the Company’s ownership interest in Lightfoot Marketplace may increase to 70%. The Company owns an 80% controlling financial interest in Johns Hopkins Village. The noncontrolling interest holder of Johns Hopkins Village has the right to exchange its 20% ownership interest for Class A units of limited partnership interest in the Operating Partnership (“Class A Units”) upon and for a period of one year after the project’s completion.

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

Current accounting guidance requires debt issuance costs to be presented in the balance sheet as an asset. On April 7, 2015, the FASB issued new guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount, rather than as an asset. However, with respect to line of credit arrangements, the Securities and Exchange Commission staff have stated that they would not object to the presentation of issuance costs as an asset, regardless of whether there were any outstanding borrowings under such arrangements. The new guidance will be effective for the Company on January 1, 2016 and will be applied on a retrospective basis. Management does not expect the adoption of the new guidance to have a material effect on the Company’s financial position or results of operations.

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

Net operating income of the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Office real estate
Rental revenues	$8,092	$7,295	$23,847	$20,363
Rental expenses	1,758	1,742	5,216	4,756
Real estate taxes	734	609	2,228	1,697

Segment net operating income	5,600	4,944	16,403	13,910

Retail real estate
Rental revenues	8,523	6,086	22,715	17,559
Rental expenses	1,478	1,255	4,223	3,764
Real estate taxes	810	540	2,080	1,546

Segment net operating income	6,235	4,291	16,412	12,249

Multifamily residential real estate
Rental revenues	4,688	3,332	12,839	9,303
Rental expenses	1,629	1,417	4,817	3,710
Real estate taxes	512	331	1,364	988

Segment net operating income	2,547	1,584	6,658	4,605

General contracting and real estate services
Segment revenues	53,822	31,532	129,959	71,261
Segment expenses	51,716	30,468	125,141	67,807

Segment net operating income	2,106	1,064	4,818	3,454

Net operating income	$16,488	$11,883	$44,291	$34,218

General contracting and real estate services revenues for the three and nine months ended September 30, 2015 exclude revenue related to intercompany construction contracts of $11.4 million and $27.9 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2015 exclude expenses related to intercompany construction contracts of $11.3 million and $27.7 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2015 include noncash stock compensation expense of less than $0.1 million and $0.2 million, respectively.

General contracting and real estate services revenues for the three and nine months ended September 30, 2014 exclude revenue from intercompany construction contracts of $24.2 million and $68.8 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2014 exclude expenses for intercompany construction contracts of $24.1 million and $68.2 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2014 include noncash stock compensation expense of less than $0.1 million and $0.2 million, respectively.

The following table reconciles net operating income to net income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Net operating income	$16,488	$11,883	$44,291	$34,218
Depreciation and amortization	(6,317)	(4,567)	(16,991)	(12,593)
General and administrative expenses	(1,873)	(1,741)	(6,297)	(5,768)
Acquisition, development and other pursuit costs	(288)	(174)	(1,050)	(174)
Impairment charges	—	(15)	(23)	(15)
Interest expense	(3,518)	(2,734)	(9,922)	(7,977)
Loss on extinguishment of debt	(3)	—	(410)	—
Gain on real estate dispositions	—	—	13,407	—
Other income (loss)	(34)	59	(182)	(23)
Income tax benefit (provision)	(118)	43	(83)	(135)

Net income	$4,337	$2,754	$22,740	$7,533

General and administrative expenses for the three and nine months ended September 30, 2015 include noncash stock compensation expense of $0.2 million and $0.6 million, respectively. General and administrative expenses for the three and nine months ended September 30, 2014 include noncash stock compensation expense of $0.2 million and $0.5 million, respectively.

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

On April 8, 2015, the Company completed the acquisitions of Stone House Square in Hagerstown, Maryland and Perry Hall Marketplace in Perry Hall, Maryland. In exchange for both properties, the Company paid $35.4 million of cash and issued 415,500 shares of common stock. The acquisition date fair value of the total consideration transferred in exchange for Stone House Square and Perry Hall Marketplace was $39.8 million.

On July 1, 2015, the Company completed the acquisition of Socastee Commons, a 57,000 square foot retail center in Myrtle Beach, South Carolina. The total consideration for Socastee Commons was $8.7 million, which was comprised of $3.7 million of cash and the assumption of debt with an outstanding principal balance of $5.0 million.

On July 10, 2015, the Company acquired Columbus Village, a 65,000 square foot retail center in Virginia Beach, Virginia. In exchange for Columbus Village, the Company assumed debt with an aggregate outstanding principal balance of $8.8 million, issued 1,000,000 Class B units of limited partnership interest in the Operating Partnership (“Class B Units”) and agreed to issue 275,000 Class C units of limited partnership interest in the Operating Partnership (“Class C Units”) on January 10, 2017. Subject to the occurrence of certain events, the Class B Units and Class C Units will not earn or accrue distributions until July 10, 2017 and January 10, 2018, respectively, at which time each may be redeemed in exchange for cash equal to the market price of shares of the Company’s common stock or, at the Company’s option and sole discretion, shares of the Company’s common stock on a one-for-one basis. The estimated fair value of the Class B Units and Class C Units includes a discount for their lack of marketability and distributions until July 10, 2017 and January 10, 2017, respectively. The acquisition date fair value of the total consideration transferred in exchange for Columbus Village was $19.2 million.

On September 1, 2015, the Company acquired Providence Plaza in Charlotte, North Carolina for $26.2 million of cash. Providence Plaza is a mixed-use property comprised of three buildings totaling 103,000 square feet, a two-level parking garage and approximately one acre of land zoned for multifamily development.

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed during the nine months ended September 30, 2015 (in thousands):

Land	$29,500
Site improvements	3,290
Building and improvements	49,260
In-place leases	14,160
Above-market leases	2,260
Below-market leases	(4,420)
Indebtedness	(13,935)

Net assets acquired	$80,115

The following table summarizes the consolidated results of operations of the Company on a pro forma basis, as if each of these properties had been acquired on January 1, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Rental revenues	$21,781	$18,838	$63,392	$53,601
Net income	4,657	2,999	24,158	7,322

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

Rental revenues and net income from the acquired properties for the period from the respective acquisition dates to September 30, 2015 included in the consolidated statement of comprehensive income was $2.6 million and $0.4 million, respectively.

Real Estate Dispositions

On January 5, 2015, the Company completed the sale of the Sentara Williamsburg office property for $15.4 million. Net proceeds to the Company after transaction costs were $15.2 million. The Company recognized a gain on the disposition of the Sentara Williamsburg office property of $6.2 million.

On February 13, 2015, the Company agreed to the future sale of the Oyster Point office property for $6.5 million. The Company intends to complete the sale on January 15, 2017.

On May 20, 2015, the Company completed the sale of Whetstone Apartments for $35.6 million. Net proceeds to the Company after transaction costs were $35.5 million. The Company recognized a gain on the disposition of Whetstone Apartments of $7.2 million.

Subsequent to September 30, 2015

Brooks Crossing

On October 5, 2015, the Company purchased 3.24 acres of land in Newport News, Virginia for $0.1 million for the development of Brooks Crossing, a new urban, mixed-use and low-rise development project, in partnership with the City of Newport News.

Point Street Apartments

On October 15, 2015, the Company agreed to invest up to $23.0 million in the Point Street Apartments project in the Harbor Point area of Baltimore, Maryland. Point Street Apartments is an estimated $93.0 million development project with plans for a 17-story building comprising 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged the Company to serve as construction general contractor. Point Street Apartments is scheduled to open in 2017; however, management can provide no assurances that Point Street Apartments will open on the anticipated timeline.

BDG is responsible for securing a senior construction loan of up to $70.0 million to fund the development and construction of Point Street Apartments. The Company has agreed to guarantee up to $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Point Street Apartments upon completion of the project as follows: (i) an option to purchase a 79% indirect interest in Point Street Apartments for $27.3 million, exercisable within one year from the project’s completion (the “First Option”) and (ii) provided that the Company has exercised the First Option, an option to purchase an additional 9% indirect interest in Point Street Apartments for $3.1 million, exercisable within 27 months from the project’s completion (the “Second Option”).

The Company’s investment in the Point Street Apartments project is in the form of a loan under which BDG may borrow up to $23.0 million (the “BDG loan”). Interest on the BDG loan accrues at 8.0% per annum and matures on the earlier of: (i) November 1, 2018, which may be extended by BDG under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan or (iii) the date the Company exercises the Second Option as described further below.

In the event the Company exercises the First Option, BDG is required to simultaneously pay down the senior construction loan by $7.4 million and the BDG loan by $19.9 million, at which time the interest rate on the BDG loan will automatically be reduced to the interest rate on the senior construction loan plus 200 basis points. In the event the Company exercises the Second Option, BDG is required to simultaneously repay any remaining amounts outstanding under the BDG loan, with any excess proceeds received from the exercise of the Second Option applied against the senior construction loan. In the event the Company does not exercise either the First Option or the Second Option, the interest rate on the BDG loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the BDG loan. In the event BDG is unable to secure a senior construction loan on or before June 30, 2016, the interest rate on the BDG loan will be reduced to one-month LIBOR plus 200 basis points.

As of the date of this report, the Company had funded $6.1 million under the BDG loan.

Oceaneering International facility sale

On October 30, 2015, the Company completed the sale of the Oceaneering International facility for $30.0 million. Net assets of $5.7 million associated with the Oceaneering International facility were included in the condensed consolidated balance sheet as of September 30, 2015.

Richmond Tower sale

On November 2, 2015, the Company entered into an agreement to sell the Richmond Tower office building for $78.0 million. The Company expects to complete the disposition in 2015, subject to the satisfaction of certain customary closing conditions including satisfactory completion of the buyer’s due diligence. There can be no assurances that these conditions will be satisfied or that the Company will complete the disposition on the terms described herein or at all. Net assets of $51.4 million associated with the Richmond Tower office building were included in the condensed consolidated balance sheet as of September 30, 2015.

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

New Credit Facility

On February 20, 2015, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a new $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. The new credit facility replaced the prior $155.0 million senior secured revolving credit facility that was scheduled to mature on May 13, 2016. On February 20, 2015, the Operating Partnership borrowed $54.0 million under the revolving credit facility and $50.0 million under the term loan facility to repay in full all outstanding amounts due under the prior credit facility and to repay approximately $39.0 million of other indebtedness secured by the following properties in the Company’s portfolio: (i) Broad Creek Shopping Center, (ii) Commerce Street Retail, (iii) Dick’s at Town Center, (iv) Hanbury Village, (v) Studio 56 Retail and (vi) Tyre Neck Harris Teeter. The Company recognized a $0.2 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with the $39.0 million of other indebtedness repaid on February 20, 2015.

Depending on the Operating Partnership’s total leverage, the revolving credit facility bears interest at LIBOR plus 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus 1.35% to 1.95%. As of September 30, 2015, the interest rates on the revolving credit facility and the term loan facility were 1.75% and 1.70%, respectively. The revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option, subject to certain conditions, and the term loan facility has a scheduled maturity date of February 20, 2020. The Operating Partnership may, at any time, voluntarily prepay any loan under the new credit facility in whole or in part without premium or penalty.

As of September 30, 2015, the outstanding balances on the revolving credit facility and the term loan facility were $106.0 million and $50.0 million, respectively.

Other Financing Activity

On May 20, 2015, the Company repaid the $17.8 million construction loan secured by Whetstone Apartments and recognized a loss on extinguishment of debt of $0.1 million representing unamortized debt issuance costs.

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

On September 1, 2015, the Company repaid the $6.1 million mortgage secured by the Oyster Point office building.

During the nine months ended September 30, 2015, the Company borrowed $17.7 million under its construction loans to fund new development and construction.

Subsequent to September 30, 2015

On October 6, 2015, the Operating Partnership secured the Oyster Point office building with a $6.4 million note that bears interest at LIBOR plus 1.40% to 2.00% and matures on February 28, 2017.

On October 30, 2015, the Company repaid the $18.7 million construction loan secured by the Oceaneering International facility.

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

The Company’s derivatives were comprised of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Interest rate swaps	$57,140	$—	$(1,585)	$685	$—	$(11)
Interest rate caps	171,546	22	—	180,434	260	—

Total	$228,686	$22	$(1,585)	$181,119	$260	$(11)

The changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2015 and 2014 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Interest rate swaps	$(1,026)	$4	$(1,574)	$5
Interest rate caps	(51)	42	(238)	(128)

Total	$(1,077)	$46	$(1,812)	$(123)

Comprehensive income statement presentation:
Other income (loss)	$(51)	$46	$(238)	$(123)
Unrealized gain (loss) on cash flow hedge	(1,026)	—	(1,574)	—

Total	$(1,077)	$46	$(1,812)	$(123)

Subsequent to September 30, 2015

On October 26, 2015, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $75.0 million at a strike rate of 1.25% for a premium of $0.1 million. The interest rate cap agreement expires on October 15, 2017.

7.	Equity

Stockholders’ Equity

On April 8, 2015, the Company issued 415,500 shares of common stock in a private placement as partial consideration for the acquisition of Perry Hall Marketplace.

On May 5, 2015, the Company commenced an at-the-market continuous equity program through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million. During the nine months ended September 30, 2015, the Company issued and sold an aggregate of 747,163 shares of common stock at a weighted average price of $10.29 per share. Net proceeds to the Company after offering costs and commissions were $7.4 million.

As of September 30, 2015 and December 31, 2014, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 26.3 million and 25.0 million shares of common stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively. No shares of preferred stock were issued and outstanding as of September 30, 2015 or December 31, 2014.

Noncontrolling Interests

As of September 30, 2015 and December 31, 2014, the Company held a 62.5% and 62.9% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest not held by the Company.

As of September 30, 2015, there were 14,768,507 Class A Units not held by the Company.

As partial consideration for Columbus Village, the Operating Partnership issued 1,000,000 Class B Units on July 10, 2015 and agreed to issue 275,000 Class C Units on January 10, 2017. Subject to the occurrence of certain events, the Class B Units and Class C Units will not earn or accrue distributions until July 10, 2017 and January 10, 2018, respectively, at which time each automatically convert to Class A Units.

Common Stock Dividends and Class A Unit Distributions

On January 8, 2015, the Company paid cash dividends of $4.0 million to common stockholders and the Operating Partnership paid cash distributions of $2.4 million to holders of Class A Units.

On April 9, 2015, the Company paid cash dividends of $4.3 million to common stockholders and the Operating Partnership paid cash distributions of $2.5 million to holders of Class A Units.

On July 9, 2015, the Company paid cash dividends of $4.4 million to common stockholders and the Operating Partnership paid cash distributions of $2.5 million to holders of Class A Units.

On August 6, 2015, the Board of Directors declared a cash dividend of $0.17 per share to stockholders of record on October 1, 2015.

Subsequent to September 30, 2015

On October 8, 2015, the Company paid cash dividends of $4.5 million to common stockholders and the Operating Partnership paid cash distributions of $2.5 million to holders of Class A Units.

8.	Stock-Based Compensation

During the nine months ended September 30, 2015, the Company granted an aggregate of 104,779 shares of restricted stock to employees and nonemployee directors with a weighted average grant date fair value of $10.85 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Nonemployee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During the three and nine months ended September 30, 2015, the Company recognized $0.2 million and $1.0 million of stock-based compensation, respectively. During the three and nine months ended September 30, 2014, the Company recognized $0.3 million and $1.2 million of stock-based compensation, respectively. As of September 30, 2015, there were 102,322 nonvested restricted shares outstanding; the total unrecognized compensation related to nonvested restricted shares was $0.5 million, which the Company expects to recognize over the next 18 months.

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

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$420,145	$426,848	$359,229	$366,095
Interest rate swap liabilities	1,585	1,585	11	11
Interest rate cap assets	22	22	260	260

10.	Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these condensed consolidated financial statements. Revenue from construction contracts with related party entities of the Company was $1.5 million and $5.5 million for the three and nine months ended September 30, 2015, respectively. Gross profit from such contracts was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively. Revenue from construction contracts with related party entities of the Company was $1.1 million and $5.0 million for the three and nine months ended September 30, 2014, respectively. Gross profit from such contracts was less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively. Real estate services fees from affiliated entities of the Company were not significant for either the three or nine months ended September 30, 2015 or 2014. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for either the three or nine months ended September 30, 2015 or 2014.

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $204.7 million and $192.2 million as of September 30, 2015 and December 31, 2014, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of September 30, 2015 and December 31, 2014, the Operating Partnership had total outstanding letters of credit of $8.0 million and $8.5 million, respectively.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. as of September 30, 2015, and the related condensed consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2015 and 2014, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014 and the condensed consolidated statement of equity for the nine-month period ended September 30, 2015. These financial statements are the responsibility of the Company’s management.

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

November 4, 2015

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States. As of September 30, 2015, we owned 100% of the interests in each of the following properties in our operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia – Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia – Virginia Beach	Office	Virginia Beach, Virginia
Oceaneering	Office	Chesapeake, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Oyster Point	Office	Newport News, Virginia
Richmond Tower	Office	Richmond, Virginia
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Columbus Village	Retail	Virginia Beach, Virginia*
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Point Center	Retail	Durham, North Carolina
Parkway Marketplace	Retail	Virginia Beach, Virginia
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Providence Plaza	Retail	Charlotte, North Carolina
Sandbridge Commons	Retail	Virginia Beach, Virginia
Socastee Commons	Retail	Myrtle Beach, South Carolina
South Retail	Retail	Virginia Beach, Virginia*
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*

*	Located in the Town Center of Virginia Beach

As of September 30, 2015, the following properties were either under development or construction:

Property	Segment	Location
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland

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

Point Street Apartments Project

On October 15, 2015, we agreed to invest up to $23.0 million in the Point Street Apartments project in the Harbor Point area of Baltimore, Maryland. Point Street Apartments is an estimated $93.0 million development project with plans for a 17-story building comprising 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged us to serve as construction general contractor. Point Street Apartments is scheduled to open in 2017; however, we can provide no assurances that Point Street Apartments will open on the anticipated timeline.

BDG is responsible for securing a senior construction loan of up to $70.0 million to fund the development and construction of Point Street Apartments. We have agreed to guarantee up to $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Point Street Apartments upon completion of the project as follows: (i) an option to purchase a 79% indirect interest in Point Street Apartments for $27.3 million, exercisable within one year from the project’s completion (the “First Option”) and (ii) provided that we have exercised the First Option, an option to purchase an additional 9% indirect interest in Point Street Apartments for $3.1 million, exercisable within 27 months from the project’s completion (the “Second Option”).

Our investment in the Point Street Apartments project is in the form of a loan under which BDG may borrow up to $23.0 million (the “BDG loan”). Interest on the BDG loan accrues at 8.0% per annum and matures on the earlier of: (i) November 1, 2018, which may be extended by BDG under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan or (iii) the date we exercise the Second Option as described further below.

In the event we exercise the First Option, BDG is required to simultaneously pay down the senior construction loan by $7.4 million and the BDG loan by $19.9 million, at which time the interest rate on the BDG loan will automatically be reduced to the interest rate on the senior construction loan plus 200 basis points. In the event we exercise the Second Option, BDG is required to simultaneously repay any remaining amounts outstanding under the BDG loan, with any excess proceeds received from the exercise of the Second Option applied against the senior construction loan. In the event we do not exercise either the First Option or the Second Option, the interest rate on the BDG loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the BDG loan. In the event BDG is unable to secure a senior construction loan on or before June 30, 2016, the interest rate on the BDG loan will be reduced to one-month LIBOR plus 200 basis points.

As of the date of this report, we had funded $6.1 million under the BDG loan.

Acquisitions and Dispositions

On October 30, 2015, we completed the sale of the Oceaneering International facility for $30.0 million.

On November 2, 2015, we entered into an agreement to sell the Richmond Tower office building for $78.0 million. We expect to complete the disposition in 2015, subject to the satisfaction of certain customary closing conditions including satisfactory completion of the buyer’s due diligence. There can be no assurances that these conditions will be satisfied or that we will complete the disposition on the terms described herein or at all.

Third Quarter 2015 Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2015:

•	Net income of $4.3 million, or $0.10 per diluted share, compared to $2.8 million, or $0.08 per diluted share, for the three months ended September 30, 2014.

•	Funds from operations (“FFO”) of $10.7 million, or $0.25 per diluted share, compared to $7.3 million, or $0.21 per diluted share, for the three months ended September 30, 2014. See “Non-GAAP Financial Measures.”

•	Normalized FFO of $11.0 million, or $0.26 per diluted share, compared to $7.5 million, or $0.22 per diluted share, for the three months ended September 30, 2014. See “Non-GAAP Financial Measures.”

•	Property segment net operating income (“NOI”) of $14.4 million compared to $10.8 million for the three months ended September 30, 2014:

•	Office NOI of $5.6 million compared to $4.9 million

•	Retail NOI of $6.2 million compared to $4.3 million

•	Multifamily NOI of $2.5 million compared to $1.6 million

•	Same store NOI of $10.0 million compared to $9.7 million for the three months ended September 30, 2014:

•	Office same store NOI of $4.1 million compared to $4.1 million

•	Retail same store NOI of $4.2 million compared to $4.0 million

•	Multifamily same store NOI of $1.8 million compared to $1.6 million

•	Completed the acquisitions of:

•	Socastee Commons in Myrtle Beach, South Carolina for $8.7 million

•	Columbus Village in Virginia Beach, Virginia for $19.2 million

•	Providence Plaza in Charlotte, North Carolina for $26.2 million

•	General contracting and real estate services segment gross profit of $2.1 million compared to $1.1 million for the three months ended September 30, 2014.

•	Third party construction backlog of $118.2 million as of September 30, 2015.

•	Raised $4.1 million of gross proceeds at a weighted average price of $10.11 per share under our at-the-market continuous equity offering program.

•	Declared cash dividends of $0.17 per share.

Segment Results of Operations

As of September 30, 2015, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$8,092	$7,295	$797	$23,847	$20,363	$3,484
Property expenses	2,492	2,351	141	7,444	6,453	991

Segment NOI	$5,600	$4,944	$656	$16,403	$13,910	$2,493

Office segment NOI for the three and nine months ended September 30, 2015 increased $0.7 million and $2.5 million, respectively, compared to the corresponding periods in 2014. During the three and nine months ended September 30, 2015, NOI from new real estate development increased $1.1 million and $3.6 million, respectively, which more than offset $0.4 million and $1.2 million of lost NOI during the same periods as a result of property dispositions.

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

Office same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$6,113	$6,199	$(86)	$18,516	$18,372	$144
Property expenses	2,033	2,097	(64)	6,162	6,123	39

Same Store NOI	$4,080	$4,102	$(22)	$12,354	$12,249	$105
Non-Same Store NOI	1,520	842	678	4,049	1,661	2,388

Segment NOI	$5,600	$4,944	$656	$16,403	$13,910	$2,493

Office same store NOI for the three months ended September 30, 2015 was relatively unchanged compared to the corresponding period in 2014. Office same store NOI for the nine months ended September 30, 2015 increased 1% compared to the corresponding period in 2014 because of better leasing at the office properties in the Town Center of Virginia Beach – One Columbus, Two Columbus and Armada Hoffler Tower.

Retail Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$8,523	$6,086	$2,437	$22,715	$17,559	$5,156
Property expenses	2,288	1,795	493	6,303	5,310	993

Segment NOI	$6,235	$4,291	$1,944	$16,412	$12,249	$4,163

Retail segment NOI for the three and nine months ended September 30, 2015 increased $1.9 million and $4.2 million, respectively, compared to the corresponding periods in 2014. Acquisitions and new real estate development contributed $1.8 million and $3.6 million of NOI during the three and nine months ended September 30, 2015, respectively. Same store NOI growth accounted for the balance of the increases.

During the second half of 2014, we acquired Dimmock Square in Colonial Heights, Virginia and delivered Greentree Shopping Center in Chesapeake, Virginia. At the end of the first quarter of 2015, we delivered Sandbridge Commons in Virginia Beach, Virginia. During the second quarter of 2015, we acquired Stone House Square in Hagerstown, Maryland and Perry Hall Marketplace in Perry Hall, Maryland. During the third quarter of 2015, we acquired Socastee Commons in Myrtle Beach, South Carolina, Columbus Village in Virginia Beach, Virginia and Providence Plaza in Charlotte, North Carolina.

Retail Same Store Results

Retail same store results exclude new real estate development – Greentree Shopping Center and Sandbridge Commons – as well as new property acquisitions – Dimmock Square, Stone House Square, Perry Hall Marketplace, Socastee Commons, Columbus Village and Providence Plaza.

Retail same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$5,947	$5,765	$182	$17,818	$17,206	$612
Property expenses	1,786	1,739	47	5,333	5,253	80

Same Store NOI	$4,161	$4,026	$135	$12,485	$11,953	$532
Non-Same Store NOI	2,074	265	1,809	3,927	296	3,631

Segment NOI	$6,235	$4,291	$1,944	$16,412	$12,249	$4,163

Retail same store NOI for the three and nine months ended September 30, 2015 increased 3% and 4%, respectively, compared to the corresponding periods in 2014 as a result of higher occupancy at retail properties in the Town Center of Virginia Beach, particularly South Retail and the redeveloped ground floor space at Dick’s at Town Center. As of September 30, 2015, the South Retail and Dick’s at Town Center properties were both 100% occupied. As of September 30, 2014, the South Retail and Dick’s at Town Center properties were 88% and 83% occupied, respectively.

Multifamily Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$4,688	$3,332	$1,356	$12,839	$9,303	$3,536
Property expenses	2,141	1,748	393	6,181	4,698	1,483

Segment NOI	$2,547	$1,584	$963	$6,658	$4,605	$2,053

Multifamily segment NOI for the three and nine months ended September 30, 2015 increased $1.0 million and $2.1 million, respectively, compared to the corresponding periods in 2014, primarily as a result of the stabilization of Encore Apartments and Liberty Apartments as well as improved leasing at The Cosmopolitan.

Multifamily Same Store Results

Multifamily same store results exclude new real estate development – Encore Apartments and Whetstone Apartments – as well as Liberty Apartments, which was acquired during the first quarter of 2014.

Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$3,105	$2,979	$126	$9,069	$8,664	$405
Property expenses	1,342	1,386	(44)	3,913	3,874	39

Same Store NOI	$1,763	$1,593	$170	$5,156	$4,790	$366
Non-Same Store NOI	784	(9)	793	1,502	(185)	1,687

Segment NOI	$2,547	$1,584	$963	$6,658	$4,605	$2,053

Multifamily same store NOI for the three and nine months ended September 30, 2015 increased 11% and 8%, respectively, compared to the corresponding periods in 2014 primarily because of improved leasing at The Cosmopolitan in the Town Center of Virginia Beach.

General Contracting and Real Estate Services Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Segment revenues	$53,822	$31,532	$22,290	$129,959	$71,261	$58,698
Segment expenses	51,716	30,468	21,248	125,141	67,807	57,334

Segment gross profit	$2,106	$1,064	$1,042	$4,818	$3,454	$1,364

Operating margin	3.9%	3.4%		3.7%	4.8%

Segment profit for the three and nine months ended September 30, 2015 increased $1.0 million and $1.4 million, respectively, compared to the corresponding periods in 2014 because of higher overall volume on our construction contracts. The increase in volume more than offset a decline in operating margin for the nine months ended September 30, 2015 compared to the corresponding period in 2014. The overall operating margin on our construction contracts for the three months ended September 30, 2015 was consistent with the overall operating margin for the corresponding period in 2014.

The changes in third party construction backlog for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Beginning backlog	$195,512	$178,987	$159,139	$46,385
New contracts/change orders	(23,552)	5,914	88,854	177,895
Work performed	(53,768)	(31,401)	(129,801)	(70,780)

Ending backlog	$118,192	$153,500	$118,192	$153,500

During the nine months ended September 30, 2015, we added $50.0 million to backlog for the construction of a new hotel at the Oceanfront in Virginia Beach, Virginia for a related party development group. The $50.0 million we added to backlog includes a $38.4 million deductive change order executed during the three months ended September 30, 2015. As of September 30, 2015, we had $48.7 million of backlog on the 27th Street Oceanfront hotel project, which we expect to substantially complete in 2017.

As of September 30, 2015, we had $48.7 million of backlog on the Exelon construction project at the Inner Harbor of Baltimore, Maryland, which we expect to substantially complete in 2016.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Rental revenues	$21,303	$16,713	$4,590	$59,401	$47,225	$12,176
General contracting and real estate services revenues	53,822	31,532	22,290	129,959	71,261	58,698

Total revenues	75,125	48,245	26,880	189,360	118,486	70,874
Rental expenses	4,865	4,414	451	14,256	12,230	2,026
Real estate taxes	2,056	1,480	576	5,672	4,231	1,441
General contracting and real estate services expenses	51,716	30,468	21,248	125,141	67,807	57,334
Depreciation and amortization	6,317	4,567	1,750	16,991	12,593	4,398
General and administrative expenses	1,873	1,741	132	6,297	5,768	529
Acquisition, development and other pursuit costs	288	174	114	1,050	174	876
Impairment charges	—	15	(15)	23	15	8

Total expenses	67,115	42,859	24,256	169,430	102,818	66,612

Operating income	8,010	5,386	2,624	19,930	15,668	4,262

Interest expense	(3,518)	(2,734)	(784)	(9,922)	(7,977)	(1,945)
Loss on extinguishment of debt	(3)	—	(3)	(410)	—	(410)
Gain on real estate dispositions	—	—	—	13,407	—	13,407
Other income (loss)	(34)	59	(93)	(182)	(23)	(159)

Income before taxes	4,455	2,711	1,744	22,823	7,668	15,155
Income tax benefit (provision)	(118)	43	(161)	(83)	(135)	52

Net income	$4,337	$2,754	$1,583	$22,740	$7,533	$15,207

Rental revenues for the three and nine months ended September 30, 2015 increased $4.6 million and $12.2 million, respectively, compared to the corresponding periods in 2014, as follows:

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Office	$8,092	$7,295	$797	$23,847	$20,363	$3,484
Retail	8,523	6,086	2,437	22,715	17,559	5,156
Multifamily	4,688	3,332	1,356	12,839	9,303	3,536

	$21,303	$16,713	$4,590	$59,401	$47,225	$12,176

Office rental revenues for the three and nine months ended September 30, 2015 increased 11% and 17%, respectively, compared to the corresponding periods in 2014 as a result of rents from new real estate development, which more than offset lost rents from property dispositions. Aggregate increased rental revenues from 4525 Main Street and the three build-to-suit office buildings we delivered during the first quarter of 2015 were $1.3 million and $4.6 million for the three and nine months ended September 30, 2015, respectively. Office same store rental revenues grew 1% during the nine months ended September 30, 2015, driven primarily by higher occupancy at our office buildings located in the Town Center of Virginia Beach.

Retail rental revenues for the three and nine months ended September 30, 2015 increased 40% and 29%, respectively, compared to the corresponding periods in 2014 as a result of property acquisitions, our delivery of Greentree Shopping Center and organic growth in the same store retail portfolio due to higher occupancy rates.

Multifamily rental revenues for the three and nine months ended September 30, 2015 increased 41% and 38%, respectively, compared to the corresponding periods in 2014 as a result of the stabilization of Encore Apartments as well as higher occupancy at Liberty Apartments and The Cosmopolitan.

General contracting and real estate services revenues for the three and nine months ended September 30, 2015 increased 71% and 82%, respectively, compared to the corresponding periods in 2014 as a result of higher construction volume, primarily related to the Exelon and 27th Street Oceanfront hotel construction projects.

Rental expenses for the three and nine months ended September 30, 2015 increased $0.5 million and $2.0 million, respectively, compared to the corresponding periods in 2014, as follows:

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Office	$1,758	$1,742	$16	$5,216	$4,756	$460
Retail	1,478	1,255	223	4,223	3,764	459
Multifamily	1,629	1,417	212	4,817	3,710	1,107

	$4,865	$4,414	$451	$14,256	$12,230	$2,026

Office, retail and multifamily rental expenses for the three and nine months ended September 30, 2015 all increased compared to the corresponding periods in 2014 as a result of new real estate coming out of development and into operation. Retail rental expenses also increased as a result of property acquisitions.

Real estate taxes for the three and nine months ended September 30, 2015 increased $0.6 million and $1.4 million, respectively, compared to the corresponding periods in 2014, as follows:

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
	($ in thousands)
Office	$734	$609	$125	$2,228	$1,697	$531
Retail	810	540	270	2,080	1,546	534
Multifamily	512	331	181	1,364	988	376

	$2,056	$1,480	$576	$5,672	$4,231	$1,441

Office, retail and multifamily real estate taxes for the three and nine months ended September 30, 2015 all increased compared to the corresponding periods in 2014 as a result of new real estate coming out of development and into operation. Retail real estate taxes also increased as a result of property acquisitions.

General contracting and real estate services expenses for the three and nine months ended September 30, 2015 increased 70% and 85%, respectively, compared to the corresponding periods in 2014 because of higher volume on our construction contracts.

Depreciation and amortization for the three and nine months ended September 30, 2015 increased 38% and 35%, respectively, compared to the corresponding periods in 2014 because of new real estate coming out of development and into operation and property acquisitions.

General and administrative expenses for the three and nine months ended September 30, 2015 increased 8% and 9%, respectively, compared to the corresponding periods in 2014 because of higher regulatory and compliance costs.

Acquisition, development and other pursuit costs for the three and nine months ended September 30, 2015 increased compared to the corresponding periods in 2014. During the three and nine months ended September 30, 2015, we acquired three and five properties, respectively, compared to only one – Dimmock Square – during the both three and nine months ended September 30, 2014.

Impairment charges were not significant for either the three or nine months ended September 30, 2015 or 2014.

Interest expense for the three and nine months ended September 30, 2015 increased 29% and 24%, respectively, compared to the corresponding periods in 2014 primarily because of the interest expense associated with new real estate coming out of development and into operation.

During the nine months ended September 30, 2015, we recognized a $0.4 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with repaid mortgages and construction loans.

During the nine months ended September 30, 2015, we recognized a $6.2 million gain on our sale of the Sentara Williamsburg office building and a $7.2 million gain on our sale of Whetstone Apartments.

Other losses for the three and nine months ended September 30, 2015 and 2014 were primarily attributable to negative mark-to-market adjustments on our interest rate derivatives.

Income tax benefits (provisions) that we recognized during the three and nine months ended September 30, 2015 and 2014 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, borrowings available under our credit facility and proceeds from the sale of common stock through our at-the-market continuous equity offering program (“ATM Equity Offering Program”).

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

As of September 30, 2015, we had unrestricted cash and cash equivalents of $15.2 million and restricted cash of $4.2 million available for both current liquidity needs as well as development activities. As of September 30, 2015, we had $36.0 million available under our credit facility and $42.3 million available for future issuance under our ATM Equity Offering Program to meet our short-term liquidity requirements.

ATM Equity Offering Program

On May 5, 2015, we commenced our ATM Equity Offering Program through which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $50.0 million. Our sale of shares under the ATM Equity Offering Program will depend on a variety of factors, including among other things, market conditions, the trading price of our common stock, capital needs and our determination of appropriate sources of funding. We have no obligation to sell any shares and may at any time suspend or terminate the ATM Equity Offering Program. Each of our sales agents are entitled to a commission of up to 2.0% of the gross offering proceeds of shares that they sell through the ATM Equity Offering Program. We intend to use any net proceeds from the sale of shares through the ATM Equity Offering Program to fund development or redevelopment activities, fund potential acquisition opportunities, repay indebtedness, including amounts outstanding under our credit facility, or for general corporate purposes. Since the inception of the ATM Equity Offering Program to September 30, 2015, we raised $7.7 million of gross proceeds at a weighted average price of $10.29 per share. Net proceeds after offering costs and commissions were $7.4 million.

Credit Facility

On February 20, 2015, we agreed to a $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. The credit facility replaced the prior $155.0 million senior secured revolving credit facility that was scheduled to mature on May 13, 2016. On February 20, 2015, we borrowed $54.0 million under the revolving credit facility and $50.0 million under the term loan facility to repay in full all outstanding amounts due under the prior credit facility and to repay approximately $39.0 million of other indebtedness secured by properties in our portfolio for the purpose of unencumbering those properties. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, development and redevelopment of properties in our portfolio and for working capital.

The credit facility includes an accordion feature that allows the total commitments to be increased to $350.0 million, subject to certain conditions. The amount permitted to be borrowed under the credit facility, together with all of our other unsecured indebtedness is generally limited to the lesser of: (i) 60% of the value of our unencumbered borrowing base properties, (ii) the maximum amount of principal that would result in a debt service coverage ratio of 1.50 to 1.0, and (iii) the maximum aggregate loan commitment, which currently is $200.0 million.

The revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option, subject to certain conditions. The term loan facility has a scheduled maturity date of February 20, 2020. We may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

The revolving credit facility bears interest at LIBOR plus 1.40% to 2.00%, depending on our total leverage. The term loan facility bears interest at LIBOR plus 1.35% to 1.95%, depending on our total leverage. We are also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the credit facility, depending on the amount of borrowings under the credit facility. If we attain investment grade credit ratings from S&P and Moody’s, we may elect to have borrowings become subject to interest rates based on our credit ratings.

The credit facility requires us to comply with various financial covenants, affirmative covenants and other restrictions, including the following:

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

The credit facility limits our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreements allow us to pay cash dividends with respect to any 12-month period in an amount not to exceed the greater of: (i) 95% of adjusted funds from operations (as defined in the credit agreement) or (ii) the amount required for us (a) to maintain our status as a REIT and (b) to avoid income or excise tax under the Code. If certain defaults or events of default exist, we may pay cash dividends with respect to any 12-month period to the extent necessary to maintain our status as a REIT. The credit facility also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates.

We are currently in compliance with all covenants under the credit facility.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2015 ($ in thousands):

Secured Debt	Amount Outstanding		Interest Rate (a)	Effective Rate for Variable-Rate Debt		Maturity Date	Balance at Maturity
249 Central Park Retail	$15,355		5.99%			September 8, 2016	$15,084
South Retail	6,774		5.99			September 8, 2016	6,655
Fountain Plaza Retail	7,678		5.99			September 8, 2016	7,542
4525 Main Street	31,613		LIBOR+1.95	2.15%		January 30, 2017	31,613
Encore Apartments	25,184		LIBOR+1.95	2.15%		January 30, 2017	25,184
North Point Note 5	670		LIBOR+2.00	3.57	%(b)	February 1, 2017	641
Harrisonburg Regal	3,513		6.06			June 8, 2017	3,165
Commonwealth of Virginia – Chesapeake	4,933		LIBOR+1.90	2.10%		August 28, 2017	4,933
Hanbury Village	21,034		6.67			October 11, 2017	20,499
Lightfoot Marketplace	6,374		LIBOR+1.90	2.10%		November 14, 2017	6,374
Sandbridge Commons	8,673		LIBOR+1.85	2.05%		January 17, 2018	8,188
Oceaneering	18,707		LIBOR+1.75	1.95%		February 28, 2018	17,987
Columbus Village Note 1	6,470		LIBOR+2.00	3.05	%(b)	April 5, 2018	6,033
Columbus Village Note 2	2,321		LIBOR+2.00	2.20%		April 5, 2018	2,205
Johns Hopkins Village	—		LIBOR+1.90	2.10%		July 30, 2018	—
North Point Note 1	10,015		6.45			February 5, 2019	9,333
Socastee Commons	4,979	(c)	4.57			January 6, 2023	4,223
North Point Note 2	2,685		7.25			September 15, 2025	1,344
Smith’s Landing	21,402		4.05			June 1, 2035	—
Liberty Apartments	20,387	(c)	5.66			November 1, 2043	—
The Cosmopolitan	46,675		3.75			July 1, 2051	—
Unamortized fair value adjustments	(1,297)						—

Total secured debt	$264,145						$171,003
Unsecured Debt
Revolving credit facility	106,000		LIBOR+1.40 to 2.00	1.75%		February 20, 2019	106,000
Term loan	50,000		LIBOR+1.35 to 1.95	1.70	%(b)	February 20, 2020	50,000

Total unsecured debt	$156,000						$156,000

Indebtedness	$420,145						$327,003

(a)	LIBOR rate is determined by individual lenders.
(b)	Subject to an interest rate swap agreement.
(c)	Principal balance excluding fair value adjustments.

We currently are in compliance with all covenants on our outstanding indebtedness.

On October 6, 2015, we secured the Oyster Point office building with a $6.4 million note that bears interest at LIBOR plus 1.40% to 2.00% and matures on February 28, 2017.

On October 30, 2015, we completed the sale of the Oceaneering International facility and repaid the $18.7 million construction loan secured by the property.

As of September 30, 2015, our outstanding indebtedness matures during the following years:

Year	Balance at Maturity	Percentage of Total
	($ in thousands)
2015	$—	—%
2016	29,281	9
2017	92,409	28
2018	34,413	11
2019	115,333	35
Thereafter	55,567	17

	$327,003	100%

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. Using an interest rate swap, we fixed our interest payments under North Point Center Note 5 at 3.57% through maturity on February 1, 2017.

On February 20, 2015, we entered into a $50.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $50.0 million interest rate swap has a fixed rate of 2.00%, an effective date of March 1, 2016 and a maturity date of February 20, 2020. We entered into this interest rate swap agreement in connection with the $50.0 million senior unsecured term loan facility that bears interest at LIBOR plus 1.35% to 1.95%, depending on our total leverage. We designated this interest rate swap as a cash flow hedge of variable interest payments based on one-month LIBOR.

On July 13, 2015, we entered into a $6.5 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $6.5 million interest rate swap has a fixed rate of 3.05%, an effective date of July 13, 2015 and a maturity date of April 5, 2018. We designated this interest rate swap as a cash flow hedge of variable interest payments based on one-month LIBOR.

As of September 30, 2015, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
September 1, 2013	March 1, 2016	3.50%	$25,198
September 1, 2013	March 1, 2016	3.50	37,848
September 1, 2013	March 1, 2016	1.50	40,000
October 4, 2013	April 1, 2016	1.50	18,500
March 14, 2014	March 1, 2017	1.25	50,000

Total			$171,546

As of September 30, 2015, the notional amounts of our LIBOR interest rate cap agreements with strike rates below and above 1.50% were as follows ($ in thousands):

Strike Rate	Notional Amount
≤ 1.50%	$108,500
> 1.50%	63,046

Total	$171,546

On October 26, 2015, we entered into a LIBOR interest rate cap agreement on a notional amount of $75.0 million at a strike rate of 1.25% for a premium of $0.1 million. The interest rate cap agreement expires on October 15, 2017.

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of September 30, 2015, we had aggregate outstanding letters of credit totaling $8.0 million that expire during 2016. However, any of our standby letters of credit may be renewed for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Nine Months Ended September 30,
	2015	2014	Change
	($ in thousands)
Operating activities	$17,624	$21,292	$(3,668)
Investing activities	(60,655)	(87,470)	26,815
Financing activities	32,339	64,397	(32,058)

Net decrease	$(10,692)	$(1,781)	$(8,911)

Cash and cash equivalents, beginning of period	$25,883	$18,882
Cash and cash equivalents, end of period	$15,191	$17,101

Net cash provided by operating activities during the nine months ended September 30, 2015 decreased 17% compared to the nine months ended September 30, 2014, primarily as a result of less net cash collected under our construction contracts.

During the nine months ended September 30, 2015, we invested 31% less cash compared to the nine months ended September 30, 2014, primarily as a result of lower investment in new real estate development.

Net cash provided by financing activities during the nine months ended September 30, 2015 decreased 50% compared to the nine months ended September 30, 2014, primarily as a result of lower net proceeds from common stock sales.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and nine months ended September 30, 2015 and 2014 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income	$4,337	$2,754	$22,740	$7,533
Depreciation and amortization	6,317	4,567	16,991	12,593
Gain on real estate dispositions	—	—	(13,407)	—

FFO	$10,654	$7,321	$26,324	$20,126
Acquisition, development and other pursuit costs	288	174	1,050	174
Impairment charges	—	15	23	15
Loss on extinguishment of debt	3	—	410	—
Derivative losses (income)	51	(46)	238	123

Normalized FFO	$10,996	$7,464	$28,045	$20,438

FFO per diluted share	$0.25	$0.21	$0.65	$0.60
Normalized FFO per diluted share	$0.26	$0.22	$0.69	$0.61
Weighted average common shares – diluted	41,877	34,557	40,691	33,479

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

At September 30, 2015, approximately $166.3 million, or 39.6%, of our debt had fixed interest rates and approximately $253.8 million, or 60.4%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $2.5 million per year. At September 30, 2015, LIBOR was approximately 20 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $0.5 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2015, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 2, 2015, we entered into an agreement to sell the Richmond Tower office building for $78.0 million. We expect to complete the disposition in 2015, subject to the satisfaction of certain customary closing conditions including satisfactory completion of the buyer’s due diligence. There can be no assurances that these conditions will be satisfied or that we will complete the disposition on the terms described herein or at all.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as applicable) as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: November 4, 2015	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2015	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 2, dated as of July 10, 2015, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2015)

10.2	Construction Loan Agreement, dated as of July 30, 2015, by and among Hopkins Village, LLC, as Borrower, Bank of America, N.A., and the other financial institutions party thereto (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 5, 2015)

15.1	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase