Form 10-K
period 2015-12-31
Armada Hoffler Properties, Inc.
filed 2016-03-02
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $253.6 million, based on the closing sales price of $9.99 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 29, 2016, the registrant had 30,076,359 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2015.

Armada Hoffler Properties, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

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

ii

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

Item 1.Business.

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

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2015, we owned, through a combination of direct and indirect interests, 65.6% of the units of limited partnership interest in our Operating Partnership (“OP Units”).

2015 Highlights

The following highlights our results of operations and significant transactions for the year ended December 31, 2015:

•	Net income of $31.2 million, or $0.75 per diluted share, compared to $12.8 million, or $0.36 per diluted share, for the year ended December 31, 2014.

•	Funds from operations (“FFO”) of $35.9 million, or $0.87 per diluted share, compared to $28.1 million, or $0.80 per diluted share, for the year ended December 31, 2014.

•	Normalized FFO of $38.7 million, or $0.93 per diluted share, compared to $28.6 million, or $0.82 per diluted share, for the year ended December 31, 2014.

•	Property segment net operating income (“NOI”) of $54.2 million compared to $42.3 million for the year ended December 31, 2014:

•	Office NOI of $21.6 million compared to $19.1 million

•	Retail NOI of $23.2 million compared to $16.8 million

•	Multifamily NOI of $9.3 million compared to $6.4 million

•	Same store NOI of $40.2 million compared to $39.0 million for the year ended December 31, 2014:

•	Office same store NOI of $16.5 million compared to $16.5 million

•	Retail same store NOI of $16.8 million compared to $16.0 million

•	Multifamily same store NOI of $6.9 million compared to $6.5 million

•	Core stabilized portfolio occupancy by segment as of December 31, 2015 compared to December 31, 2014:

•	Office occupancy at 95.8% compared to 95.2%

•	Retail occupancy at 95.5% compared to 96.4%

•	Multifamily occupancy at 94.2% compared to 95.7%

•

Delivered four new development projects in Hampton Roads, Virginia – two office buildings for the Commonwealth of Virginia, the Oceaneering International build-to-suit building and Sandbridge Commons shopping center.

•	Completed the dispositions of:

•	the Sentara Williamsburg medical office building for $15.4 million at a gain of $6.2 million

•	Whetstone Apartments for $35.6 million at a gain of $7.2 million

•	the Oceaneering International building for $30.0 million at a gain of $5.0 million

•	Agreed to sell the Richmond Tower office building for $78.0 million, which closed on January 8, 2016.

•	Completed the acquisitions of:

•	Perry Hall Marketplace in Perry Hall, Maryland and Stone House Square in Hagerstown, Maryland for total consideration of $39.8 million

•	Socastee Commons in Myrtle Beach, South Carolina for total consideration of $8.7 million

•	Columbus Village in Virginia Beach, Virginia for total consideration of $19.2 million

•	Providence Plaza in Charlotte, North Carolina for $26.2 million of cash

•	Agreed to acquire a $170.5 million retail portfolio totaling 1.1 million square feet across 11 properties, which closed on January 14, 2016.

•

Agreed to invest up to $23.0 million in the new Point Street Apartments project in the Harbor Point area of Baltimore, Maryland with options to acquire a controlling interest upon the project’s completion.

•	General contracting and real estate services segment gross profit of $5.9 million compared to $4.6 million for the year ended December 31, 2014.

•	Executed $95.4 million of new third-party construction contract work.

•	Third-party construction backlog of $83.4 million as of December 31, 2015.

•	Closed on a new $200.0 million senior unsecured credit facility, comprised of a $150.0 million revolving credit facility and a $50.0 million term loan.

•	Raised $35.1 million of net proceeds through an underwritten public offering of common stock at $10.70 per share on December 9, 2015.

•	Raised $10.9 million of net proceeds at a weighted average price of $10.26 per share under our at-the-market continuous equity offering program.

•	Cash from operating activities of $33.1 million, or $0.80 per diluted share, compared to $31.4 million, or $0.89 per diluted share, for the year ended December 31, 2014.

•	Declared cash dividends of $0.68 per share compared to $0.64 per share for the year ended December 31, 2014.

For definitions and discussion of FFO, NOI and same store NOI, see the sections below entitled “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Competitive Strengths

We believe that we distinguish ourselves from other REITs through the following competitive strengths:

•

High-Quality, Diversified Portfolio. Our portfolio consists of institutional-grade, premier office, retail and multifamily properties located primarily in Virginia, Maryland, North Carolina and South Carolina. Our properties are generally in the top tier of commercial properties in their markets and offer Class-A amenities and finishes.

•

Seasoned, Committed and Aligned Senior Management Team with a Proven Track Record. Our senior management team has extensive experience developing, constructing, owning, operating, renovating and financing institutional-grade office, retail, multifamily and hotel properties in the Mid-Atlantic region. As of December 31, 2015, our executive officers and directors collectively owned approximately 21% of our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

•

Strategic Focus on Attractive Mid-Atlantic and Southeastern Markets. We focus our activities in our target markets in the Mid-Atlantic and Southeastern regions of the United States that demonstrate attractive fundamentals driven by favorable supply and demand characteristics and limited competition from other large, well-capitalized operators. We believe that our longstanding presence in our target markets provides us with significant advantages in sourcing and executing development opportunities, identifying and mitigating potential risks and negotiating attractive pricing.

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

Our Properties

As of December 31, 2015, our operating property portfolio comprised the following:

			Net Rentable			ABR per
Property	Location	Year Built	Square Feet(1)	Occupancy(2)	ABR(3)	Leased SF(3)
Office Properties
4525 Main Street	Virginia Beach, VA	2014	237,893	57.8%	$3,833,278	$27.90
Armada Hoffler Tower(4)	Virginia Beach, VA	2002	323,970	97.6	8,742,774	27.65
Commonwealth of Virginia – Chesapeake	Chesapeake, VA	2015	36,227	100.0	645,927	17.83
Commonwealth of Virginia – Virginia Beach	Virginia Beach, VA	2015	11,139	100.0	245,058	22.00
One Columbus	Virginia Beach, VA	1984	129,424	93.2	2,898,551	24.04
Oyster Point	Newport News, VA	1989	100,139	83.8	1,734,946	20.67
Richmond Tower(5)	Richmond, VA	2010	206,969	98.6	7,885,208	38.64
Two Columbus	Virginia Beach, VA	2009	108,448	97.5	2,830,859	26.77
Total / Weighted Average			1,154,209	88.0%	$28,816,601	$28.38

Retail Properties
249 Central Park Retail(6)	Virginia Beach, VA	2004	91,366	89.7%	$2,291,649	$27.98
Bermuda Crossroads	Chester, VA	2001	111,566	91.3	1,450,214	14.23
Broad Creek Shopping Center	Norfolk, VA	1997-2001	227,659	98.8	3,169,973	14.09
Columbus Village	Virginia Beach, VA	1985	66,594	93.5	1,200,454	19.27
Commerce Street Retail(7)	Virginia Beach, VA	2008	19,173	100.0	788,234	41.11
Courthouse 7-Eleven	Virginia Beach, VA	2011	3,177	100.0	125,015	39.35
Dick’s at Town Center	Virginia Beach, VA	2002	103,335	100.0	1,221,866	11.82
Dimmock Square	Colonial Heights, VA	1998	106,166	97.2	1,723,682	16.71
Fountain Plaza Retail	Virginia Beach, VA	2004	35,961	100.0	1,031,983	28.70
Gainsborough Square	Chesapeake, VA	1999	88,862	87.8	1,183,308	15.16
Greentree Shopping Center	Chesapeake, VA	2014	15,751	85.7	283,246	20.97
Hanbury Village	Chesapeake, VA	2009	61,049	92.8	1,347,642	23.78
Harrisonburg Regal	Harrisonburg, VA	1999	49,000	100.0	683,550	13.95
North Point Center	Durham, NC	1998	215,690	95.9	2,526,028	12.21
Parkway Marketplace	Virginia Beach, VA	1998	37,804	100.0	751,484	19.88
Perry Hall Marketplace	Perry Hall, MD	2001	74,256	98.0	1,166,761	16.04
Providence Plaza	Charlotte, NC	2008	103,118	97.4	2,491,308	24.79
Sandbridge Commons	Virginia Beach, VA	2015	16,156	79.3	259,150	20.24
Socastee Commons	Myrtle Beach, SC	2000	57,573	100.0	661,896	11.50
South Retail	Virginia Beach, VA	2002	38,515	100.0	936,020	24.30
Stone House Square	Hagerstown, MD	2008	108,693	90.4	1,560,983	15.89
Studio 56 Retail	Virginia Beach, VA	2007	11,594	100.0	373,360	32.20
Total / Weighted Average			1,643,058	95.5%	$27,227,808	$17.35

Retail Properties Subject to Ground Lease
Bermuda Crossroads(8)	Chester, VA	2001	11,000	100.0%	$163,350	$14.85
Broad Creek Shopping Center(9)	Norfolk, VA	1997-2001	24,818	100.0	597,564	24.08
Greentree Shopping Center	Chesapeake, VA	2014	5,088	100.0	230,004	45.21
Hanbury Village(8)	Chesapeake, VA	2009	55,586	100.0	1,067,598	19.21
North Point Center(8)	Durham, NC	1998	280,556	100.0	1,083,666	3.86
Sandbridge Commons	Virginia Beach, VA	2015	53,288	100.0	583,000	10.94
Stone House Square	Hagerstown, MD	2008	3,650	100.0	165,000	45.21
Tyre Neck Harris Teeter(9)	Portsmouth, VA	2011	48,859	100.0	508,134	10.40
Total / Weighted Average			482,845	100.0%	$4,398,316	$9.11

						ABR per
			Units	Occupancy(2)	ABR(10)	Occupied SF(11)
Multifamily Properties
Encore Apartments	Virginia Beach, VA	2014	286	87.4%	$3,707,184	$1.74
Liberty Apartments(12)	Newport News, VA	2013	197	94.2	2,131,824	1.32
Smith’s Landing(13)	Blacksburg, VA	2009	284	98.6	3,539,076	1.11
The Cosmopolitan(12)	Virginia Beach, VA	2006	342	96.2	6,230,016	1.64
Total / Weighted Average			1,109	94.2%	$15,608,100	$1.45

(1)

The net rentable square footage for each of our office properties is the sum of (a) the square footage of existing leases, plus (b) for available space, management’s estimate of net rentable square footage based, in part, on past leases. The net rentable square footage included in office leases is generally consistent with the Building Owners and Managers Association, or BOMA, 1996 measurement guidelines. The net rentable square footage for each of our retail properties is the sum of (a) the square footage of existing leases, plus (b) for available space, the field verified square footage.

(2)

Occupancy for each of our office and retail properties is calculated as (a) square footage under executed leases as of December 31, 2015 divided by (b) net rentable square feet, expressed as a percentage. Occupancy for our multifamily properties is calculated as (a) total units occupied as of December 31, 2015 divided by (b) total units available, expressed as a percentage.

(3)

For the properties in our office and retail portfolios, annualized base rent, or ABR, is calculated by multiplying (a) base rental payments for executed leases as of December 31, 2015 (defined as cash base rents (before abatements) excluding tenant reimbursements for expenses paid by the landlord) by (b) 12. ABR per leased square foot is calculated by dividing (a) ABR by (b) square footage under executed leases as of December 31, 2015. In the case of triple net or modified gross leases, ABR does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.

(4)

As of December 31, 2015, the Company occupied 18,984 square feet at this property at an ABR of $559,294, or $29.46 per leased square foot, which amounts are reflected in the occupancy, ABR and ABR per leased square foot columns in the table. The rent paid by us is eliminated from our revenues in consolidation in accordance with GAAP. In addition, effective March 1, 2013, the Company subleases approximately 5,000 square feet of space from a tenant at this property.

(5)	Sold on January 8, 2016.
(6)

As of December 31, 2015, the Company occupied 8,995 square feet at this property at an ABR of $295,900, or $32.90 per leased square foot, which amounts are reflected in the occupancy, ABR and ABR per leased square foot columns in the table. The rent paid by us is eliminated from our revenues in consolidation in accordance with GAAP.

(7)	Includes $32,760 of ABR pursuant to a rooftop lease.
(8)	The Company owns the land and the tenant owns the improvements thereto. The Company will succeed to the ownership of the improvements to the land upon the termination of the ground lease.
(9)

The Company leases the land underlying this property from the owner of the land pursuant to a ground lease. The Company re-leases the land to our tenant under a separate ground lease pursuant to which our tenant owns the improvements on the land.

(10)	For the properties in our multifamily portfolio, ABR is calculated by multiplying (a) base rental payments for the month ended December 31, 2015 by (b) 12.
(11)	ABR per occupied rentable square foot is calculated by dividing (a) ABR by (b) net rentable square footage of occupied units as of December 31, 2015.
(12)	ABR for Liberty Apartments and The Cosmopolitan excludes $206,000 and $912,000 of ABR from ground floor retail leases, respectively.
(13)	The Company leases the land underlying this property from the owner of the land pursuant to a ground lease.

The following tables summarize the scheduled expirations of leases in our office and retail operating property portfolios as of December 31, 2015. The information in the following tables does not assume the exercise of any renewal options.

Office Lease Expirations

		Square			% of Office
	Number of	Footage of	% Portfolio		Portfolio	Annualized Base
	Leases	Leases	Net Rentable	Annualized	Annualized	Rent per Leased
Year of Lease Expiration	Expiring	Expiring	Square Feet	Base Rent	Base Rent	Square Foot
Available	—	138,936	12.0%	$—	—%	$—
2016	15	20,204	1.8	542,980	1.9	26.87
2017	8	70,966	6.1	1,715,975	6.0	24.18
2018	20	160,652	13.9	4,492,140	15.6	27.96
2019	16	103,761	9.0	2,484,581	8.6	23.95
2020	4	52,028	4.5	1,337,775	4.6	25.71
2021	6	52,009	4.5	1,257,492	4.4	24.18
2022	3	48,117	4.2	1,326,903	4.6	27.58
2023	5	53,560	4.6	1,284,542	4.5	23.98
2024	3	60,751	5.3	1,659,613	5.8	27.32
2025	4	43,292	3.8	1,264,013	4.4	29.20
2026	3	16,822	1.5	399,883	1.4	23.77
Thereafter	9	333,111	28.9	11,050,704	38.3	33.17
Total / Weighted Average	96	1,154,209	100.0%	$28,816,601	100.0%	$28.38

Retail Lease Expirations

		Square			% of Retail
	Number of	Footage of	% Portfolio		Portfolio	Annualized Base
	Leases	Leases	Net Rentable	Annualized	Annualized	Rent per Leased
Year of Lease Expiration	Expiring	Expiring	Square Feet	Base Rent	Base Rent	Square Foot
Available	—	73,318	4.5%	$—	—%	$—
2016	35	80,932	4.9	1,801,982	6.6	22.27
2017	27	136,361	8.3	2,010,077	7.4	14.74
2018	45	232,282	14.1	4,186,759	15.4	18.02
2019	32	352,718	21.5	5,311,612	19.5	15.06
2020	32	225,792	13.7	3,352,617	12.3	14.85
2021	13	145,268	8.8	2,329,277	8.6	16.03
2022	11	112,092	6.8	1,722,131	6.3	15.36
2023	8	70,386	4.3	1,798,522	6.6	25.55
2024	7	54,779	3.3	1,241,686	4.6	22.67
2025	11	48,178	2.9	1,363,419	5.0	28.30
2026	5	20,151	1.2	476,553	1.8	23.65
Thereafter	6	90,801	5.5	1,633,172	6.0	17.99
Total / Weighted Average	232	1,643,058	100.0%	$27,227,808	100.0%	$17.35

Tenant Diversification

The following tables list the 10 tenants in each of our office and retail operating property portfolios with the greatest annualized base rent as of December 31, 2015 ($ in thousands):

		% of	% of
		Office	Total
		Portfolio	Portfolio
	Annualized	Annualized	Annualized
Office Tenant	Base Rent	Base Rent	Base Rent
Williams Mullen(1)	$8,857	30.7%	11.6%
Clark Nexsen	2,438	8.5	3.2
Cherry Bekaert	977	3.4	1.3
Hampton University	973	3.4	1.3
Commonwealth of Virginia	891	3.1	1.2
General Services Administration	855	3.0	1.1
Pender & Coward	819	2.8	1.1
Troutman Sanders	806	2.8	1.1
The Art Institute	803	2.8	1.1
Kimley-Horn	703	2.4	0.9
Top 10 Total	$18,121	62.9%	23.8%

(1)	Includes $7.4 million of annualized base rent from the Richmond Tower office building that we sold on January 8, 2016.

		% of	% of
		Retail	Total
		Portfolio	Portfolio
	Annualized	Annualized	Annualized
Retail Tenant	Base Rent	Base Rent	Base Rent
Home Depot	$2,190	6.9%	2.9%
Harris Teeter	1,505	4.8	2.0
Food Lion	1,283	4.1	1.7
Dick’s Sporting Goods	840	2.7	1.1
Weis Markets	802	2.5	1.1
Safeway	798	2.5	1.0
Regal Cinemas	684	2.2	0.9
PetSmart	649	2.1	0.9
Kroger	553	1.7	0.7
Yard House	538	1.7	0.7
Top 10 Total	$9,842	31.1%	12.9%

Development Pipeline

In addition to the properties in our operating property portfolio as of December 31, 2015, we had the following properties in various stages of development and stabilization.  We generally consider a property to be stabilized when it reaches 80% occupancy or three years after acquisition or completion.

Pending Delivery				($ in '000s)		Schedule(1)
								Stabilized
		Estimated		Estimated	Incurred		Initial	Operation	AHH
Property	Location	Size(1)		Cost(1)	Cost	Start	Occupancy	(2)	Ownership %	Property Type
Johns Hopkins Village	Baltimore, MD	157 units		$68,000	$30,000	1Q15	3Q16	3Q16	80% (3)	Multifamily
Brooks Crossing	Newport News, VA	50,000	sf	10,000	1,000	3Q15	3Q16	3Q17	65% (3)	Office/Retail
Lightfoot Marketplace	Williamsburg, VA	109,000	sf(4)	24,000	16,000	3Q14	3Q16	2Q17	60% (3)	Retail
				$102,000	$47,000

Delivered Not Stabilized				($ in '000s)		Schedule
								Stabilized
		Estimated		Estimated	Incurred		Initial	Operation	AHH
Property	Location	Size(1)		Cost(1)	Cost	Start	Occupancy	(1)(2)	Ownership %	Property Type
4525 Main Street	Virginia Beach, VA	239,000	sf	$51,000	$45,000	1Q13	3Q14	2Q17	100%	Office
Total				$153,000	$92,000

(1)	Represents estimates that may change as the development process proceeds.
(2)	Estimated first full quarter of stabilized operations.
(3)	We are entitled to a preferred return on our equity prior to any distributions to minority partners.
(4)	Includes space subject to ground lease.

Our execution on all of the projects identified in the preceding table are subject to, among other factors, regulatory approvals, financing availability and suitable market conditions.

Johns Hopkins Village will include student housing, retail space and parking located adjacent to Johns Hopkins University’s Homewood campus in Baltimore, Maryland. This mixed-use development is designed to complement both the Homewood campus and nearby Charles Village neighborhood and provide a catalyst for future development in the area. CVS has agreed to lease 10,500 square feet of ground floor retail space. We have agreed to a 65-year ground lease for the site and commenced construction during the first quarter of 2015. Approximately 55% of the apartment units were pre-leased as of December 31, 2015.

Brooks Crossing is our public-private partnership with the City of Newport News, Virginia designed to revitalize the east end of the city. We are currently projecting 50,000 square feet of mixed-use space and are in negotiations with a Fortune 500 office tenant to anchor the project.

Lightfoot Marketplace will be a grocery-anchored shopping center in Williamsburg, Virginia. Harris Teeter has signed a 20-year ground lease for a new 53,000 square foot store. Lightfoot Marketplace will include an additional 34,000 square feet of shops and restaurants as well as a 22,000 square foot build-to-suit building for Children’s Hospital of the King’s Daughters.

4525 Main Street is our most recent addition to the Town Center of Virginia Beach and is located at the intersection of Main Street and Town Center Drive across from The Cosmopolitan, One Columbus and Armada Hoffler Tower. This 15-story office tower is anchored by Clark Nexsen, an international architecture and engineering firm, to whom we delivered approximately 85,000 square feet of office space in July 2014. Additionally, we delivered to the City of Virginia Beach Development Authority approximately 23,000 square feet of office space in June 2014. 4525 Main Street also features approximately 26,000 square feet of ground floor retail space anchored by Anthropologie, West Elm and Tupelo Honey Cafe.

Point Street Apartments

On October 15, 2015, we agreed to invest up to $23.0 million in the Point Street Apartments project in the Harbor Point area of Baltimore, Maryland. Point Street Apartments is an estimated $93.0 million development project with plans for a 17-story building comprised of 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged us to serve as construction general contractor. Point Street Apartments is scheduled to open in 2017; however, we can provide no assurances that Point Street Apartments will open on the anticipated timeline or at the anticipated cost.

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

As of December 31, 2015, we had funded $7.8 million under the BDG loan and for the year ended December 31, 2015, we had earned $0.1 million of interest income on the BDG loan.

One City Center

On February 25, 2016, we announced our joint venture with Austin Lawrence Partners to develop and construct One City Center in Durham, North Carolina. One City Center is a planned 27-story mixed-use project that is expected to include 130,000 square feet of office space, anchored by a 55,000 square foot lease with Duke University, along with 22,000 square feet of street-level retail space and 139 residential units. We are a minority partner in the joint venture and will serve as the project's general contractor. Our anticipated equity investment in the joint venture is approximately $8.6 million. The project is scheduled to be completed in mid-2018.

Acquisitions and Dispositions

On January 5, 2015, we sold the Sentara Williamsburg medical office building for $15.4 million in cash and used the net proceeds to partially fund our acquisition of Stone House Square. On April 8, 2015, we acquired Perry Hall Marketplace and Stone House Square, two grocery store anchored retail centers in Maryland, for $35.4 million of cash and 415,500 shares of common stock.

On February 13, 2015, we agreed to the future sale of the Oyster Point office property for $6.5 million in cash. We intend to complete the sale on January 15, 2017, subject to customary closing conditions.

On May 20, 2015, we sold Whetstone Apartments for $35.6 million and used the net proceeds to partially fund our acquisitions of Socastee Commons and Providence Plaza. On July 1, 2015, we acquired Socastee Commons, a 57,000 square foot grocery store anchored retail center in Myrtle Beach, South Carolina for $8.7 million, including the assumption of $5.0 million of debt. On September 1, 2015, we acquired Providence Plaza, a mixed-use 103,000 square foot property in Charlotte, North Carolina for $26.2 million of cash.

On July 10, 2015, we acquired Columbus Village, a 65,000 square foot retail center adjacent to the Town Center of Virginia Beach, Virginia in exchange for the assumption of $8.8 million of debt, the issuance of 1,000,000 Class B units of limited partnership interest in the Operating Partnership (“Class B Units”) and the agreement to issue 275,000 Class C units of limited partnership interest in the Operating Partnership (Class C Units) on January 10, 2017. See Note

5 and Note 10 to our consolidated and combined financial statements for additional information regarding the Class B Units and Class C Units.

On October 30, 2015, we sold the Oceaneering International build-to-suit building for $30.0 million and on January 8, 2016, we sold the Richmond Tower office building for $78.0 million. We used the net proceeds from the Oceaneering and Richmond Tower sales to partially fund our acquisition of a $170.5 million retail portfolio totaling 1.1 million square feet across 11 assets located in the Mid-Atlantic and South-Central United States. We completed the retail portfolio acquisition on January 14, 2016. The name, location, size, occupancy and anchor tenants of each of the properties in the acquired retail portfolio as of the acquisition date were as follows:

Property	Location	Square Feet	Occupancy	Anchor Tenants
Patterson Place	Durham, NC	160,942	99%	Bed Bath & Beyond, PetSmart, Total Wine & More, A.C. Moore
South Square	Durham, NC	109,590	100%	Ross Dress for Less, Petco, Office Depot
Wendover Village	Greensboro, NC	135,758	100%	Bed Bath & Beyond, Golfsmith, T.J. Maxx, Petco, Five Below
Alexander Pointe	Salisbury, NC	57,710	100%	Harris Teeter
Harper Hill Commons	Winston-Salem, NC	96,914	79%	Harris Teeter
North Hampton Market	Taylors, SC	114,935	94%	PetSmart, Hobby Lobby, Dollar Tree
Waynesboro Commons	Waynesboro, VA	52,415	100%	Kroger
Willowbrook Commons	Nashville, TN	93,600	88%	Kroger
Oakland Marketplace	Oakland, TN	64,600	96%	Kroger
Broadmoor Plaza	South Bend, IN	115,059	94%	Kroger, Staples, Jo-Ann Fabrics
Kroger Junction	Pasadena, TX	81,158	78%	Kroger
Total		1,082,681	94%

Additional information regarding our real estate acquisition and disposition activity is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 5 to our consolidated and combined financial statements in Item 8 of this Annual Report on Form 10-K.

Segments

As of December 31, 2015, we operated in four business segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services. Additional information regarding our four operating segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our consolidated and combined financial statements in Item 8 of this Annual Report on Form 10-K.

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

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy, in addition to other coverage that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, like those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, for such events. In addition, all of the properties in our portfolio as of December 31, 2015 were located in Virginia, Maryland, North Carolina and South Carolina, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

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

Employees

As of December 31, 2015, we had 139 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

Item 1A.Risk Factors

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

Risks Related to Our Business

The geographic concentration of our portfolio could cause us to be more susceptible to adverse economic or regulatory developments in the markets in which our properties are located than if we owned a more geographically diverse portfolio.

The majority of the properties in our portfolio are located in Virginia, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2015, our properties in the Virginia market represented approximately 87% of the total annualized base rent of the properties in our portfolio. As a result, we are particularly susceptible to adverse economic, regulatory or other conditions in the Virginia market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia in which the properties in our portfolio are located contain high concentrations of military personnel and operations. A reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a downturn in the economy in Virginia, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail or multifamily properties. Our operations may also be affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for office, retail or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially adversely affect us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to satisfy our debt service obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

As of December 31, 2015, we had total debt outstanding of approximately $377.6 million, including amounts drawn under our credit facility, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. Excluding unamortized fair value adjustments and debt issuance costs, the aggregate outstanding principal balance of our debt was $382.0 million as of December 31, 2015. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Accounting for our sale of the Richmond Tower office building on January 8, 2016, the five largest tenants in our office portfolio collectively represented approximately 32% of the total annualized base rent in our office portfolio. The inability of these or other significant tenants to pay rent or the bankruptcy or insolvency of a significant tenant could materially and adversely affect the income produced by our office properties.

In addition, if a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. In many cases, we may have made substantial initial investments in the applicable leases through tenant improvement allowances and other concessions that we may not be able to recover. Any such event could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

The loss of, or a store closure by, one of the anchor stores or major tenants in our retail shopping center properties could result in a material decrease in our rental income, which would have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

Our retail shopping center properties typically are anchored by large, nationally recognized tenants. As of December 31, 2015, Home Depot, Harris Teeter and Food Lion collectively represented approximately 16%, and individually represented 7%, 5% and 4%, respectively, of the total annualized base rent in our retail portfolio. In addition, several of our retail properties are single-tenant properties or are occupied primarily by a single tenant. As of December 31, 2015, the Courthouse 7-Eleven, Tyre Neck Harris Teeter and Harrisonburg Regal retail properties in our portfolio were 100% occupied by 7-Eleven, Harris Teeter and Regal Cinemas, respectively, and the Dick’s at Town Center, Sandbridge Commons, Perry Hall Marketplace and Studio 56 retail properties were approximately 81%, 77%, 81% and 69% occupied by Dick’s Sporting Goods, Harris Teeter, Safeway and McCormick & Schmick’s, respectively. At any time, our tenants may experience a downturn in their business that may weaken significantly their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of such tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. In addition to these potential effects of a business downturn, mergers or consolidations among retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties.

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

As of December 31, 2015, approximately 4% of the square footage of the properties in our stabilized core office and retail portfolios was available. As of December 31, 2015, approximately 42% of our 4525 Main Street office property was available. We cannot assure you that new leases will be entered into, that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, fears of a recession, personal debt levels, the housing market, stock market volatility and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.

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

Many of our tenants, particularly those that lease space in our retail properties are smaller businesses that generally do not have the financial strength or resources of larger corporate tenants. In particular, 110 of our retail leases (representing approximately 11% of our annualized base rent from retail properties as of December 31, 2015) lease 2,500 or less square feet from us, and many of those tenants are smaller independent businesses, which generally experience a higher rate of failure than larger businesses. As a result of our dependence on these smaller businesses, we could experience a higher rate of tenant defaults, turnover and bankruptcies, which could have a material adverse effect on our cash flow and results of operations.

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

Approximately 42% of our total annualized base rent as of December 31, 2015, are from retail properties. As a result, we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

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

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years after our initial public offering, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including the requirements to:

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

As a public company, we expect to continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company for up to five years after our initial public offering, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

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

We have, and in the future we may, acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units. In particular, we issued OP Units in connection with our acquisition of certain properties during 2015 and intend to issue additional OP Units in connection with certain property acquisitions during 2016, as discussed in “Item 1 – Business – Acquisitions and Dispositions.” This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions also could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions. In addition, future issuances of OP Units would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. To the extent that our stockholders do not directly own OP Units, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Hoffler (our Executive Chairman), Kirk (our Vice Chairman), Haddad (our President and Chief Executive Officer), Nero (our President of Development), Apperson (our President of Construction), O’Hara (our Chief Financial Officer and Treasurer), and Smith (our Chief Investment Officer and Corporate Secretary) and Ms. Hampton (our President of Asset Management), who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, development and construction activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lose their services, our relationships with such personnel could diminish.

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

Potential losses from hurricanes in Virginia, Maryland, North Carolina and South Carolina may not be covered by insurance.

All of the properties in our portfolio as of December 31, 2015 are located in Virginia, Maryland, North Carolina and South Carolina, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. In addition, we may reduce or discontinue insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, in the event of a hurricane, we may be required to incur significant costs, and, to the extent that a loss exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

In the past, we have, and in the future, we expect to, co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture or other entity. In particular, in connection with the formation transactions related to our initial public offering, we provided certain of the prior investors with the right to co-develop certain projects with us in the future and the right to acquire a minority equity interest in certain properties that we may develop in the future, in each case under certain circumstances and subject to certain conditions set forth in the applicable agreement. Furthermore, we are 60%, 65% and 80% joint venture partners in our Lightfoot Marketplace, Brooks Crossing and Johns Hopkins Village development projects, respectively. In the event that we co-develop a property together with a third party, we would be required to share a portion of the development fee. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

Mezzanine loans and similar loan investments are subject to significant risks, and losses related to these investments could have a material adverse effect on our financial condition and results of operations.

We have originated, and may in the future originate or acquire, mezzanine or similar loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. As a result, we may not recover some of or all our initial investment. In addition, in connection with our loan investments, we may have options to purchase all or a portion of the underlying property upon maturity of the loan; however, if a developer’s costs for a project are higher than anticipated, exercising such options may not be attractive or economically feasible, or we may not have sufficient funds to exercise such options even if desire to do so. Significant losses related to mezzanine or similar loan investments could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2015, Daniel Hoffler, our Executive Chairman, owned approximately 11% and, collectively, Messrs. Hoffler, Haddad and Kirk owned approximately 18% of the combined outstanding shares of our common stock and OP Units of our Operating Partnership (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers.

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

The limited partners in our Operating Partnership owned approximately 34.4% of the outstanding OP Units of our Operating Partnership as of December 31, 2015.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with the formation transactions related to our initial public offering, our Operating Partnership entered into tax protection agreements that provide that if we dispose of any interest in the certain protected properties in a taxable transaction prior to the seventh (or, in a limited number of cases, the tenth) anniversary of the completion of the formation transactions, subject to certain exceptions, we will indemnify certain contributors, including Messrs. Hoffler, Haddad, Kirk, Nero and Apperson and their respective affiliates and certain of our other officers, for their tax liabilities attributable to the built-in gain that existed with respect to such property interests as of the time of our initial public offering, and the tax liabilities incurred as a result of such tax protection payment. In addition, in connection with certain acquisitions completed since our initial public offering, we entered into tax protection agreements that require us to indemnify the contributors for their tax liabilities in the event that we dispose of the properties subject to the tax protection agreements, and may enter into similar agreements in connection with future property acquisitions. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations. Moreover, as a result of these potential tax liabilities, Messrs. Hoffler, Haddad, Kirk, Nero and Apperson and certain of our other officers may have a conflict of interest with respect to our determination as to certain of our properties.

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

As of December 31, 2015, we owned 65.6% of the outstanding OP Units in our Operating Partnership. We may, in connection with our acquisition of properties or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRS. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Furthermore, we will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (20% for taxable years beginning after December 31, 2017) REIT subsidiaries limitation or to avoid application of the 100% excise tax.

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

As of February 29, 2016, there were 30,076,359 shares of our common stock outstanding. In addition, as of February 29, 2016, there were 15,751,986 OP Units in our Operating Partnership outstanding, of which 14,751,986 OP Units are currently redeemable at the option of the holders and 1,000,000 OP Units will become redeemable by the holders in July 2017, in each case, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have agreed to register the shares issuable upon redemption of the OP Units so that such shares will be freely tradable under the securities laws. In addition, any OP Units we issue in the future in connection with property acquisitions will be redeemable at the option of the holders for cash or shares of our common stock on a one-for-one basis beginning one year after the date of issuance of such OP Units.

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

Item 4.           Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NYSE under the symbol “AHH.” Below is a summary of the high and low prices of our common stock for each quarterly period in the years ended December 31, 2015 and 2014 and the cash distributions per share declared by us with respect to each period.

			Distributions
2015	High	Low	Declared
January 1, 2015—March 31, 2015	$11.12	$9.44	$0.17
April 1, 2015—June 30, 2015	10.83	9.99	0.17
July 1, 2015—September 30, 2015	10.63	9.50	0.17
October 1, 2015—December 31, 2015	11.60	9.62	0.17

			Distributions
2014	High	Low	Declared
January 1, 2014—March 31, 2014	$10.65	$8.78	$0.16
April 1, 2014—June 30, 2014	10.17	9.32	0.16
July 1, 2014—September 30, 2014	9.93	8.99	0.16
October 1, 2014—December 31, 2014	9.76	8.86	0.16

On December 31, 2015 and February 29, 2016, the closing price of our common stock as reported on the NYSE was $10.48 and $10.63, respectively.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period May 8, 2013, the date our common stock began trading on the NYSE, through December 31, 2015, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on May 8, 2013. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Distribution Information

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. For a description of restrictions on our ability to make distributions, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Credit Facility,” and Note 8, “Indebtedness” to our accompanying consolidated and combined financial statements.

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

Stockholder Information

As of February 29, 2016, there were approximately 109 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 29, 2016, there were 59 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2015, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 2013 Equity Incentive Plan. The following table summarizes all of these repurchases during the three months ended December 31, 2015.

Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased(1)	Paid for Shares(1)	or Programs	Plans or Programs
October 1, 2015 through October 31, 2015	—	$—	N/A	N/A
November 1, 2015 through November 30, 2015	95	10.61	N/A	N/A
December 1, 2015 through December 31, 2015	—	—	N/A	N/A
Total	95

(1)

The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2013 Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

Item 6.Selected Financial Data.

The following selected historical consolidated and combined financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated and combined financial statements as of December 31, 2015 and 2014 and for the three years ended December 31, 2015 and the related notes included elsewhere in this Annual Report on Form 10-K.

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

The selected historical consolidated and combined financial information as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from our audited historical financial statements. Due to the timing of the initial public offering, the results of operations for the years ended December 31, 2012 and 2011 reflect only the financial condition and results of operations of our predecessor. The results of operations for the year ended December 31, 2013 reflect the financial condition and results of operations of our predecessor together with our company.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands, except per share data)
Operating Data:
Rental revenues	$81,172	$64,746	$57,520	$54,436	$52,578
General contracting and real estate services revenues	171,268	103,321	82,516	54,046	77,602
Rental expenses	19,204	16,667	14,025	12,682	12,568
Real estate taxes	7,782	5,743	5,124	4,865	4,781
General contracting and real estate services expenses	165,344	98,754	78,813	50,103	72,138
Depreciation and amortization	23,153	17,569	14,898	12,909	12,994
Interest expense	(13,333)	(10,648)	(12,303)	(16,561)	(18,134)
Loss on extinguishment of debt	(512)	—	(2,387)	—	(3,448)
Gain on real estate dispositions and acquisitions	18,394	2,211	9,460	—	—
Income from continuing operations	31,183	12,759	14,453	8,907	2,647
Results from discontinued operations	—	—	—	(10)	(381)
Net income	$31,183	$12,759	$14,453	$8,897	$2,266
Net income attributable to stockholders	$19,642	$7,691	$7,336
Net income per share—basic and diluted	$0.75	$0.37	$0.39
Cash dividends declared per share	$0.68	$0.64	$0.40

Balance Sheet Data:
Real estate investments, at cost	$633,591	$595,000	$462,976	$354,740	$349,933
Accumulated depreciation	(125,380)	(116,099)	(105,228)	(92,454)	(80,923)
Net real estate investments	508,211	478,901	357,748	262,286	269,010
Real estate investments held for sale	40,232	8,538	—	—	473
Cash and cash equivalents	26,989	25,883	18,882	9,400	13,449
Notes receivable	7,825	—	—	—	—
Construction assets	36,623	19,704	13,811	11,696	13,866
Total assets	689,547	588,022	432,210	329,862	338,499
Indebtedness, net	377,593	356,345	274,673	333,130	337,927
Construction liabilities	54,291	43,452	29,680	21,605	23,825
Total liabilities	463,827	426,116	326,689	371,203	375,898
Total equity	225,720	161,906	105,521	(41,341)	(37,399)

Other Data:
Funds from operations(1)	$35,942	$28,117	$19,806	$21,886	$15,861
Cash provided by operating activities	33,086	31,362	22,175	22,326	23,183
Cash used for investing activities	(56,381)	(105,306)	(47,947)	(4,702)	(5,998)
Cash provided by (used for) financing activities	24,401	80,945	35,254	(21,673)	(12,171)

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Net income	$31,183	$12,759	$14,453	$8,897	$2,266
Depreciation and amortization	23,153	17,569	14,898	12,909	12,994
(Gain) loss on real estate dispositions and acquisitions	(18,394)	(2,211)	(9,460)	—	569
Real estate joint ventures, net	—	—	(85)	80	32
Funds from operations	$35,942	$28,117	$19,806	$21,886	$15,861

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Because of the timing of the IPO and the Formation Transactions, the results of operations for the year ended December 31, 2013 reflect our results together with those of our Predecessor. The financial condition as of December 31, 2015 and 2014 as well as the results of operations for the years ended December 31, 2015 and 2014 are solely ours.

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

On April 7, 2015, the FASB issued new guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount, rather than as an asset. We early adopted the new guidance effective December 31, 2015 and applied it on a retrospective basis for all debt issuance costs, including those pertaining to our revolving credit facility. As a result, unamortized debt issuance costs of $2.9 million as of December 31, 2014 have been reclassified from other assets and presented as a deduction of indebtedness in the consolidated balance sheet.

Segment Results of Operations

As of December 31, 2015, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services that are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our consolidated and combined financial statements in Item 8 of this Annual Report on Form 10-K for a reconciliation of NOI to net income.

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

Office Segment Data

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Rental revenues	$31,534	$27,827	$25,794
NOI	$21,646	$19,117	$17,902
Square feet(1)	916,316	918,162	952,603
Occupancy(1)	95.8%	95.2%	95.2%

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2015 increased $3.7 million compared to the year ended December 31, 2014. NOI for the year ended December 31, 2015 increased $2.5 million compared to the year ended December 31, 2014. The increases in rental revenues and NOI resulted from the full year operation of 4525 Main Street and our delivery of three new build-to-suit buildings for Oceaneering International and the Commonwealth of Virginia. These increases were partially offset by property dispositions – the Sentara Williamsburg medical office building that we sold in the first quarter of 2015 and the Virginia Natural Gas office building that we sold in the fourth quarter of 2014.

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

Office Same Store Results

Office same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2015 and 2014 and December 31, 2014 and 2013 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2015 (1)	2014 (1)	Change	2014 (2)	2013(2)	Change
	($ in thousands)
Rental revenues	$24,698	$24,615	$83	$25,640	$25,117	$523
Property expenses	8,175	8,140	35	8,208	7,816	392
Same Store NOI	$16,523	$16,475	$48	$17,432	$17,301	$131
Non-Same Store NOI	5,123	2,642	2,481	1,685	601	1,084
Segment NOI	$21,646	$19,117	$2,529	$19,117	$17,902	$1,215

(1)

Same store excludes 4525 Main Street, the two Commonwealth of Virginia buildings, the Oceaneering International building, the Sentara Williamsburg medical office building and the Virginia Natural Gas office building.

(2)	Same store excludes 4525 Main Street and the Virginia Natural Gas office building.

Same store rental revenues and NOI for the year ended December 31, 2015 increased slightly compared to the year ended December 31, 2014 because of higher occupancy at Two Columbus and Armada Hoffler Tower in the Town Center of Virginia Beach.

Same store rental revenues and NOI for the year ended December 31, 2014 increased compared to the year ended December 31, 2013 because of higher occupancy at One Columbus and Two Columbus as well as lease renewals at Armada Hoffler Tower.

Retail Segment Data

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Rental revenues	$32,064	$23,956	$21,755
NOI	$23,221	$16,848	$14,976
Square feet(1)	1,643,058	1,200,738	1,093,301
Occupancy(1)	95.5%	96.4%	93.4%

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2015 increased $8.1 million compared to the year ended December 31, 2014. NOI for the year ended December 31, 2015 increased $6.4 million compared to the year ended December 31, 2014. The increases in rental revenues and NOI resulted primarily from property acquisitions and new real estate placed into service. During the year ended December 31, 2015, we acquired Perry Hall Marketplace, Stone House Square, Socastee Commons, Columbus Village and Providence Plaza and placed into service Sandbridge Commons.

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

Retail Same Store Results

Retail same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2015 and 2014 and December 31, 2014 and 2013 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2015 (1)	2014 (1)	Change	2014 (2)	2013 (2)	Change
	($ in thousands)
Rental revenues	$23,948	$22,986	$962	$20,874	$20,474	$400
Property expenses	7,160	6,962	198	6,487	6,525	(38)
Same Store NOI	$16,788	$16,024	$764	$14,387	$13,949	$438
Non-Same Store NOI	6,433	824	5,609	2,461	1,027	1,434
Segment NOI	$23,221	$16,848	$6,373	$16,848	$14,976	$1,872

(1)	Same store excludes Columbus Village, Dimmock Square, Greentree Shopping Center, Providence Plaza, Perry Hall Marketplace, Sandbridge Commons, Socastee Commons and Stone House Square.
(2)	Same store excludes Bermuda Crossroads, Dimmock Square and Greentree Shopping Center.

Same store rental revenues and NOI for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 primarily because of higher occupancy at South Retail in the Town Center of Virginia Beach and the redeveloped ground floor space at Dick’s at Town Center.

Same store rental revenues and NOI for the year ended December 31, 2014 increased compared to the year ended December 31, 2013 because of higher occupancy at South Retail in the Town Center of Virginia Beach, North Point Center, Gainsborough Square and Fountain Plaza, as well as increased percentage rent from 249 Central Park Retail.

Multifamily Segment Data

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Rental revenues	$17,574	$12,963	$9,971
NOI	$9,319	$6,371	$5,493
Apartment units(1)	1,109	626	626
Occupancy(1)	94.2%	95.7%	94.2%

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2015 increased $4.6 million compared to the year ended December 31, 2014. NOI increased $2.9 million compared to the year ended December 31, 2014. The increases in rental revenues and NOI resulted primarily from our stabilization of both Encore and Liberty Apartments during 2015 as well as higher occupancy at The Cosmopolitan in the Town Center of Virginia Beach.

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

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2015 and 2014 and December 31, 2014 and 2013 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2015 (1)	2014 (1)	Change	2014 (2)	2013 (2)	Change
	($ in thousands)
Rental revenues	$12,159	$11,638	$521	$7,758	$7,494	$264
Property expenses	5,249	5,148	101	3,555	3,441	114
Same Store NOI	$6,910	$6,490	$420	$4,203	$4,053	$150
Non-Same Store NOI	2,409	(119)	2,528	2,168	1,440	728
Segment NOI	$9,319	$6,371	$2,948	$6,371	$5,493	$878

(1)	Same store excludes Encore Apartments, Liberty Apartments and Whetstone Apartments.
(2)	Same store excludes Smith’s Landing, Encore Apartments, Liberty Apartments and Whetstone Apartments.

Same store rental revenues and NOI for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 because of higher occupancy at The Cosmopolitan in the Town Center of Virginia Beach and Smith’s Landing.

Same store rental revenues and NOI for the year ended December 31, 2014 increased compared to the year ended December 31, 2013 because of higher occupancy at The Cosmopolitan.

General Contracting and Real Estate Services Segment  Data

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Segment revenues	$171,268	$103,321	$82,516
Gross profit	5,924	4,567	3,703
Operating margin	3.5%	4.4%	4.5%
Construction backlog	$83,433	$159,139	$46,385

Segment revenues for the year ended December 31, 2015 increased $67.9 million compared to the year ended December 31, 2014. Gross profit for the year ended December 31, 2015 increased $1.4 million compared to the year ended December 31, 2014. The increase in segment revenues and gross profit resulted from higher volume on our construction contracts driven by the Exelon construction project in the Inner Harbor of Baltimore, which was slightly offset by lower operating margins.

Segment revenues for the year ended December 31, 2014 increased $20.8 million compared to the year ended December 31, 2013. Gross profit for the year ended December 31, 2014 increased $0.9 million compared to the year ended December 31, 2013. The increases in segment revenues and gross profit resulted from higher volume on our construction contracts driven by the Exelon construction project as operating margins year over year were consistent.

The changes in construction backlog for each of the three years ended December 31, 2015 were as follows:

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Beginning backlog	$159,139	$46,385	$64,577
New contracts/change orders	95,356	215,303	64,742
Work performed	(171,062)	(102,549)	(82,934)
Ending backlog	$83,433	$159,139	$46,385

During the year ended December 31, 2015, we added $45.9 million to backlog for the construction of a new hotel at the Oceanfront of Virginia Beach, Virginia for a related party development group. Construction is expected to be completed in time for the 2017 summer season. As of December 31, 2015, we had $40.4 million of backlog related to the Oceanfront hotel construction project.

During the year ended December 31, 2014, we executed a $168.8 million contract for the construction of the new headquarters for Exelon’s Constellation business unit in Baltimore, Maryland. Exelon is the nation’s leading competitive energy provider. Construction began in the spring of 2014 with completion expected in the spring of 2016. As of December 31, 2015 and 2014, we had $26.9 million and $126.0 million, respectively, of backlog related to the Exelon construction project.

Consolidated and Combined Results of Operations

Because of the timing of our IPO, the results of operations for the year ended December 31, 2013 reflect our results together with those of our Predecessor, while the results of operations for the years ended December 31, 2015 and 2014 are solely ours.

The following table summarizes our results of operations for each of the three years ended December 31, 2015:

	Years Ended December 31,			2015	2014
	2015	2014	2013	Change	Change
	($ in thousands)
Revenues
Rental revenues	$81,172	$64,746	$57,520	$16,426	$7,226
General contracting and real estate services revenues	171,268	103,321	82,516	67,947	20,805
Total revenues	252,440	168,067	140,036	84,373	28,031
Expenses
Rental expenses	19,204	16,667	14,025	2,537	2,642
Real estate taxes	7,782	5,743	5,124	2,039	619
General contracting and real estate services expenses	165,344	98,754	78,813	66,590	19,941
Depreciation and amortization	23,153	17,569	14,898	5,584	2,671
General and administrative expenses	8,397	7,711	6,937	686	774
Acquisition, development and other pursuit costs	1,935	229	—	1,706	229
Impairment charges	41	15	580	26	(565)
Total expenses	225,856	146,688	120,377	79,168	26,311
Operating income	26,584	21,379	19,659	5,205	1,720
Interest income	126	—	—	126	—
Interest expense	(13,333)	(10,648)	(12,303)	(2,685)	1,655
Loss on extinguishment of debt	(512)	—	(2,387)	(512)	2,387
Gain on real estate dispositions and acquisitions	18,394	2,211	9,460	16,183	(7,249)
Other (expense) income	(110)	(113)	297	3	(410)
Income before taxes	31,149	12,829	14,726	18,320	(1,897)
Income tax benefit (provision)	34	(70)	(273)	104	203
Net income	$31,183	$12,759	$14,453	$18,424	$(1,694)

Rental Revenues. Rental revenues by segment for each of the three years ended December 31, 2015 were as follows:

	Years Ended December 31,			2015	2014
	2015	2014	2013	Change	Change
	($ in thousands)
Office	$31,534	$27,827	$25,794	$3,707	$2,033
Retail	32,064	23,956	21,755	8,108	2,201
Multifamily	17,574	12,963	9,971	4,611	2,992
	$81,172	$64,746	$57,520	$16,426	$7,226

Rental revenues increased $16.4 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in office rental revenues resulted from the full year operation of 4525 Main Street and our delivery of three new build-to-suit buildings for Oceaneering International and the Commonwealth of Virginia. These increases were partially offset by property dispositions – the Sentara Williamsburg medical office building that we sold in the first quarter of 2015 and the Virginia Natural Gas office building that we sold in the fourth quarter of 2014. The increase in retail rental revenues resulted primarily from property acquisitions and new real estate placed into service. During the year ended December 31, 2015, we acquired Perry Hall Marketplace, Stone House Square, Socastee Commons, Columbus Village and Providence Plaza and placed into service Sandbridge Commons. The increase in multifamily rental revenues resulted primarily from our stabilization of both Encore and Liberty Apartments as well as higher occupancy at The Cosmopolitan in the Town Center of Virginia Beach.

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

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues for the years ended December 31, 2015 and 2014 increased $67.9 million and $20.8 million compared to the respective prior years because of higher volume on our construction contracts, primarily the Exelon construction project.

Rental Expenses. Rental expenses by segment for each of the three years ended December 31, 2015 were as follows:

	Years Ended December 31,			2015	2014
	2015	2014	2013	Change	Change
	($ in thousands)
Office	$6,938	$6,395	$5,721	$543	$674
Retail	5,915	5,011	4,808	904	203
Multifamily	6,351	5,261	3,496	1,090	1,765
	$19,204	$16,667	$14,025	$2,537	$2,642

Rental expenses increased $2.5 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. Office rental expenses increased primarily because of the full year operation of 4525 Main Street. Retail rental expenses increased because of property acquisitions and new real estate placed into service. Multifamily rental expenses increased because of our stabilization of both Encore and Liberty Apartments.

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

Real Estate Taxes. Real estate taxes by segment for each of the three years ended December 31, 2015 were as follows:

	Years Ended December 31,			2015	2014
	2015	2014	2013	Change	Change
	($ in thousands)
Office	$2,950	$2,315	$2,171	$635	$144
Retail	2,928	2,097	1,971	831	126
Multifamily	1,904	1,331	982	573	349
	$7,782	$5,743	$5,124	$2,039	$619

Real estate taxes increased $2.0 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. Office real estate taxes increased primarily because of the full year operation of 4525 Main Street.

Retail real estate taxes increased because of property acquisitions and new real estate placed into service. Multifamily real estate taxes increased because of the reassessment of Encore Apartments.

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

General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses for the years ended December 31, 2015 and 2014 increased $66.6 million and $19.9 million compared to the respective prior years because of higher volume on our construction contracts, primarily the Exelon construction project.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2015 increased $5.6 million compared to the year ended December 31, 2014. The increase was attributable to property acquisitions and new real estate placed into service. Depreciation and amortization for the year ended December 31, 2014 increased $2.7 million compared to the year ended December 31, 2013. The increase was attributable to Liberty Apartments and Dimmock Square, both of which we acquired during 2014, as well as 4525 Main Street, which we delivered during 2014.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2015 and 2014 increased $0.7 million and $0.8 million compared to the respective prior years because of higher regulatory and compliance costs as well as higher compensation and benefit costs from increased employee headcount.

Acquisition, Development and Other Pursuit Costs. During the year ended December 31, 2015, we recognized $1.9 million of costs primarily attributable to our acquisitions of Perry Hall Marketplace, Stone House Square, Socastee Commons, Columbus Village, Providence Plaza and an 11-property retail portfolio. During the year ended December 31, 2014, we recognized $0.2 million of costs related primarily to our acquisition of Dimmock Square.

Impairment Charges. Impairment charges during the years ended December 31, 2015 and 2014 were nominal. We recognized impairment charges of approximately $0.6 million during the year ended December 31, 2013 resulting from three retail tenants that vacated prior to their lease expiration. The impairment charge consisted of unamortized leasing costs, leasing incentives and acquired lease intangibles related to these three tenants.

Interest Income. Interest income is attributable to our investment in the Point Street Apartments project through our loan to BDG. On October 15, 2015, we agreed to invest up to $23.0 million in the Point Street Apartments project in the form of a loan to BDG that accrues interest at 8.0% per annum. As of December 31, 2015, we had funded $7.8 million under the BDG loan.

Interest Expense. Interest expense for the year ended December 31, 2015 increased $2.7 million compared to the year ended December 31, 2014 because of new real estate placed into service and additional debt assumed in connection with operating property acquisitions. Interest expense for the year ended December 31, 2014 decreased $1.7 million compared to the year ended December 31, 2013 because we repaid $174.7 million of secured debt during 2013. This was partially offset by our assumption of $25.0 million of debt secured by Smith’s Landing and $17.0 million of debt secured by Liberty Apartments.

Loss on Extinguishment of Debt. During the year ended December 31, 2015, we recognized a $0.5 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with our refinancing of the mortgage secured by Smith’s Landing as well as our repayment of the Whetstone Apartments and Oceaneering construction loans. During the year ended December 31, 2013, we used a portion of the net proceeds from our IPO and borrowings under our credit facility to repay $150.0 million of debt. As a result, we recognized a loss on extinguishment of $1.1 million consisting of $0.5 million of unamortized deferred financing costs and $0.6 million of defeasance expenses. On July 17, 2013, we defeased the loan on One Columbus and recognized a loss on extinguishment of $1.0 million representing defeasance expenses. On October 11, 2013, we repaid the Bermuda Crossroads loan for $10.8 million and recognized a $0.1 million gain on extinguishment of debt representing the unamortized fair value premium adjustment. On October 25, 2013, we amended Broad Creek Shopping Center Notes 1, 2 and 3 to remove the recourse component, lower the interest rates to LIBOR plus 2.25% and extend the maturity dates to October 31, 2018. We recognized a $0.2 million loss on extinguishment of debt representing unamortized debt issuance costs on Broad Creek Shopping Center Notes 2 and 3.

Gain on Real Estate Dispositions and Acquisitions. During the year ended December 31, 2015, we recognized gains on real estate dispositions of $18.4 million compared to $2.2 million of gains on real estate dispositions for the year ended December 31, 2014. During the year ended December 31, 2015, we recognized a $6.2 million gain on our sale of the Sentara Williamsburg medical office building, a $7.2 million gain on our sale of Whetstone Apartments and a $5.0 million gain on our sale of the Oceaneering building. On November 20, 2014, we completed the sale of the Virginia Natural Gas office building and recognized a gain on disposition of $2.2 million. In connection with the completion of our IPO and Formation Transactions on May 13, 2013, we acquired controlling interests in both Bermuda Crossroads and Smith’s Landing. We accounted for our acquisition of controlling interests in Bermuda Crossroads and Smith’s Landing as purchases at fair value under the acquisition method of accounting in accordance with GAAP. As a result, we recognized a gain upon acquisition of $9.5 million representing the difference between the fair value and carrying value of our Predecessor’s prior noncontrolling equity interests in Bermuda Crossroads and Smith’s Landing.

Other Income (Loss). Other income (loss) for the year ended December 31, 2015 was relatively unchanged compared to the year ended December 31, 2014. Other income (loss) for both years were primarily attributable to negative mark-to-market adjustments on our interest rate derivatives. Other income (loss) decreased during year ended December 31, 2014 compared to the year ended December 31, 2013 because of our consolidation of Bermuda Crossroads and Smith’s Landing on May 13, 2013. We previously accounted for our noncontrolling interests in both Bermuda Crossroads and Smith’s Landing under the equity method and presented our earnings from each within other income. Negative mark-to-market adjustments on our interest rate derivatives also contributed to the decrease in other income (loss) during the year ended December 31, 2014.

Income Taxes. Prior to the completion of our IPO on May 13, 2013, we made no provision for U.S. federal, state or local income taxes because the profits and losses of our Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts. Subsequent to the completion of our IPO, our TRS, through which we conduct our development and construction business, are subject to federal, state and local corporate income taxes. The income tax benefit (provision) recognized during the three years ended December 31, 2015 is attributable to the (losses) profits of our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction and borrowings available under our credit facility and proceeds from the sale of common stock through our at-the-market continuous equity offering program (“ATM Equity Offering Program”).

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

As of December 31, 2015, we had unrestricted cash and cash equivalents of $27.0 million and restricted cash in escrow of $2.8 million available for both current liquidity needs as well as development activities. As of December 31, 2015, we had $68.0 million available under our credit facility and $38.6 million available for future issuance under our ATM Equity Offering Program to meet our short-term liquidity requirements.

ATM Equity Offering Program

On May 5, 2015, we commenced our ATM Equity Offering Program through which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $50.0 million. Our sale of shares under the ATM Equity Offering Program will depend on a variety of factors, including among other things, market conditions, the trading price of our common stock, capital needs and our determination of appropriate sources of funding. We have no obligation to sell any shares and may at any time suspend or terminate the ATM Equity Offering Program. Each of our sales agents are entitled to a commission of up to 2.0% of the gross offering proceeds of shares that they sell on our behalf through the ATM Equity Offering Program. We intend to use any net proceeds from the sale of shares through the ATM Equity Offering Program to fund development or redevelopment activities, fund potential acquisition opportunities, repay indebtedness, including amounts outstanding under our credit facility, or for general corporate purposes. Since the inception of the ATM Equity Offering Program to December 31, 2015, we raised $11.4 million of gross proceeds at a weighted average price of $10.26 per share. Net proceeds after offering costs and commissions were $10.9 million.

Prior Credit Facility

On May 13, 2013, we entered into a $100.0 million senior secured credit facility that included an accordion feature that allowed us to increase the borrowing capacity under the facility up to $250.0 million, subject to certain conditions. On October 10, 2013, we increased the borrowing capacity under the credit facility to $155.0 million pursuant to the accordion feature. The credit facility was scheduled to mature on May 13, 2016; however, we repaid all amounts due under the credit facility with proceeds from our new credit facility and terminated the existing credit facility on February 20, 2015, as discussed below.

New Credit Facility

On February 20, 2015, we entered into a new $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. The new credit facility replaced the prior $155.0 million senior secured revolving credit facility that was scheduled to mature on May 13, 2016. On February 20, 2015, we borrowed $54.0 million under the revolving credit facility and $50.0 million under the term loan facility to repay in full all outstanding amounts due under the prior credit facility and to repay approximately $39.0 million of other indebtedness secured by properties in our portfolio for the purpose of unencumbering those properties. We intend to use future borrowings under the new credit facility for general corporate purposes, including funding acquisitions, development and redevelopment of properties in our portfolio and for working capital.

The new credit facility includes an accordion feature that allows the total commitments to be increased to $350.0 million, subject to certain conditions. The amount permitted to be borrowed under the new credit facility, together with all of our other unsecured indebtedness is generally limited to the lesser of: (i) 60% of the value of our unencumbered borrowing base properties, (ii) the maximum amount of principal that would result in a debt service coverage ratio of 1.50 to 1.0, and (iii) the maximum aggregate loan commitment, which was $200.0 million as of December 31, 2015. On January 5, 2016, we increased the total capacity of the new credit facility to $225.0 million and increased the amount outstanding under the term loan facility to $75.0 million.

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

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of December 31, 2015 ($ in thousands):

			Effective Rate for
	Amount	Interest	Variable-Rate			Balance at
Secured Debt	Outstanding	Rate(a)	Debt		Maturity Date	Maturity
249 Central Park Retail	$15,282	5.99%			September 8, 2016	$15,084
South Retail	6,742	5.99			September 8, 2016	6,655
Fountain Plaza Retail	7,641	5.99			September 8, 2016	7,542
4525 Main Street	31,613	LIBOR+1.95	2.37%		January 30, 2017	31,613
Encore Apartments	25,184	LIBOR+1.95	2.37%		January 30, 2017	25,184
North Point Note 5	664	LIBOR+2.00	3.57	%(b)	February 1, 2017	641
Oyster Point	6,400	LIBOR+1.40 to 2.00	2.17%		February 28, 2017	6,400
Harrisonburg Regal	3,463	6.06			June 8, 2017	3,165
Commonwealth of Virginia – Chesapeake	4,933	LIBOR+1.90	2.32%		August 28, 2017	4,933
Hanbury Village	20,970	6.67			October 11, 2017	20,499
Lightfoot Marketplace	7,759	LIBOR+1.90	2.32%		November 14, 2017	7,759
Sandbridge Commons	9,010	LIBOR+1.85	2.27%		January 17, 2018	8,525
Columbus Village Note 1	6,429	LIBOR+2.00	3.05	%(b)	April 5, 2018	6,033
Columbus Village Note 2	2,310	LIBOR+2.00	2.42%		April 5, 2018	2,205
Johns Hopkins Village	3,968	LIBOR+1.90	2.32%		July 30, 2018	3,968
North Point Note 1	9,969	6.45			February 5, 2019	9,333
Socastee Commons	4,957	4.57			January 6, 2023	4,223
North Point Note 2	2,662	7.25			September 15, 2025	1,344
Smith's Landing	21,226	4.05			June 1, 2035	—
Liberty Apartments	20,312	5.66			November 1, 2043	—
The Cosmopolitan	46,519	3.75			July 1, 2051	—
Total secured debt	$258,013					$165,106
Unsecured Debt
Revolving credit facility	74,000	LIBOR+1.40 to 2.00	2.17%		February 20, 2019	74,000
Term loan	50,000	LIBOR+1.35 to 1.95	2.12	%(b)	February 20, 2020	50,000
Total unsecured debt	$124,000					$124,000
Unamortized GAAP adjustments	(4,420)					—
Indebtedness, net	$377,593					$289,106

(a)	LIBOR is determined by individual lenders.
(b)	Subject to an interest rate swap agreement.

We currently are in compliance with all covenants on our outstanding indebtedness.

As of December 31, 2015, our outstanding indebtedness matures during the following years ($ in thousands):

		Percentage of
Year	Amount Due	Total
2016	$29,281	10%
2017	100,194	35
2018	20,731	7
2019	83,333	29
2020	50,000	17
Thereafter	5,567	2
	$289,106	100%

Interest Rate Derivatives

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. Using an interest rate swap lock, we fixed our interest payments under North Point Center Note 5 at 3.57% through maturity on February 1, 2017.

On February 20, 2015, we entered into a $50.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $50.0 million interest rate swap has a fixed rate of 2.00%, an effective date of March 1, 2016 and a maturity date of February 20, 2020. We entered into this interest rate swap agreement in connection with the new $50.0 million senior unsecured term loan facility that bears interest at LIBOR plus 1.35% to 1.95%, depending on our total leverage. We designated this interest rate swap as a cash flow hedge of the variable interest payments based one-month LIBOR.

On July 13, 2015, we entered into a $6.5 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $6.5 million interest rate swap has a fixed rate of 3.05%, an effective date of July 13, 2015 and a maturity date of April 5, 2018. We designated this interest rate swap as a cash flow hedge of variable interest payments based on one-month LIBOR.

As of December 31, 2015, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
September 1, 2013	March 1, 2016	3.50%	$25,198
September 1, 2013	March 1, 2016	3.50%	37,848
September 1, 2013	March 1, 2016	1.50%	40,000
October 4, 2013	April 1, 2016	1.50%	18,500
March 14, 2014	March 1, 2017	1.25%	50,000
October 26, 2015	October 15, 2017	1.25%	75,000
Total			$246,546

On February 25, 2016, we entered into a LIBOR interest rate cap agreement on a notional amount of $75.0 million at a strike rate of 1.50%. This interest rate cap agreement expires on March 1, 2018.

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2015 (in thousands):

		Payments due by period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Principal payments of long-term indebtedness	$382,013	$32,646	$126,139	$137,672	$85,556
Operating property acquisitions under contract(1)	170,500	170,500	—	—	—
Ground and other operating leases	101,986	1,587	3,472	3,634	93,293
Long-term debt—fixed interest	84,724	9,533	14,496	9,891	50,804
Long-term debt—variable interest(2)	8,221	3,932	4,067	222	—
Unfunded notes receivable	15,175	15,175	—	—	—
Unfunded joint venture commitments	8,606	8,606	—	—	—
Tenant-related and other commitments	3,113	1,268	—	—	1,845
Total	$774,338	$243,247	$148,174	$151,419	$231,498

(1)	Relates solely to our acquisition of an 11-property retail portfolio, which we closed on January 14, 2016.
(2)	For long-term debt that bears interest at variable rates, we estimated future interest payments using the indexed rates as of December 31, 2015. LIBOR as of December 31, 2015 was 42 basis points.

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of December 31, 2015, we had aggregate outstanding letters of credit totaling $8.0 million, all of which expire during 2016. However, all of our standby letters of credit are expected to renew for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Years Ended
	December 31,
	2015	2014	Change
	($ in thousands)
Operating Activities	$33,086	$31,362	$1,724
Investing Activities	(56,381)	(105,306)	48,925
Financing Activities	24,401	80,945	(56,544)
Net Increase (Decrease)	$1,106	$7,001	$(5,895)
Cash and Cash Equivalents, Beginning of Period	$25,883	$18,882
Cash and Cash Equivalents, End of Period	$26,989	$25,883

Net cash provided by operating activities for the year ended December 31, 2015 increased $1.7 million compared to the year ended December 31, 2014 primarily as a result of more net cash generated from our operating property portfolio, which was partially offset by less net cash generated from our construction business.

Net cash used for investing activities for the year ended December 31, 2015 decreased $48.9 million compared to the year ended December 31, 2014 because of less cash spent on new real estate development. During the year ended December 31, 2015, we invested $52.7 million in new real estate development compared to $98.5 million during the year ended December 31, 2014.

Net cash provided by financing activities for the year ended December 31, 2015 decreased $56.5 million compared to the year ended December 31, 2014 primarily as a result of less net debt issuances and borrowings.

	Years Ended
	December 31,
	2014	2013	Change
	($ in thousands)
Operating Activities	$31,362	$22,175	$9,187
Investing Activities	(105,306)	(47,947)	(57,359)
Financing Activities	80,945	35,254	45,691
Net Increase (Decrease)	$7,001	$9,482	$(2,481)
Cash and Cash Equivalents, Beginning of Period	$18,882	$9,400
Cash and Cash Equivalents, End of Period	$25,883	$18,882

Net cash provided by operating activities for the year ended December 31, 2014 increased $9.2 million compared to the year ended December 31, 2013 primarily as a result of more net cash generated from our construction business.

Net cash used for investing activities for the year ended December 31, 2014 increased $57.4 million compared to the year ended December 31, 2013 due to higher investments in new real estate development. During the year ended December 31, 2014, we invested $98.5 million in new real estate development compared to $41.3 million during the year ended December 31, 2013.

Net cash provided by financing activities for the year ended December 31, 2014 increased $45.6 million compared to the year ended December 31, 2013 primarily as result of our underwritten public offering of common stock that raised net proceeds of $49.3 million during the year ended December 31, 2014.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for each of the three years ended December 31, 2015 to net income, the most directly comparable GAAP equivalent:

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Net income	$31,183	$12,759	$14,453
Depreciation and amortization	23,153	17,569	14,898
Gain on real estate dispositions and acquisitions	(18,394)	(2,211)	(9,460)
Real estate joint ventures, net	—	—	(85)
Funds from operations	$35,942	$28,117	$19,806
Acquisition, development and other pursuit costs	1,935	229	—
Impairment charges	41	15	580
Loss on extinguishment of debt	512	—	2,387
Loan modification costs	—	—	27
Derivative mark-to-market adjustments	229	233	12
Normalized funds from operations	$38,659	$28,594	$22,812

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is daily LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis, we also use derivative financial instruments to manage interest rate risk. We do not use these derivatives for trading or other speculative purposes.

As of December 31, 2015 and excluding unamortized GAAP adjustments, approximately $159.7 million, or 41.8%, of our debt had fixed interest rates and approximately $222.3 million, or 58.2%, had variable interest rates. Considering interest rate swaps, approximately $165.2 million of our debt is subject to interest rate risk. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.7 million per year. As of December 31, 2015, LIBOR was approximately 42 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $0.7 million per year.

Item 8.Financial Statements and Supplementary Data

Our consolidated and combined financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

Item 11.     Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

Item 14.     Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-36.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-35 through F-36:

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

Date: March 2, 2016

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Hoffler	Executive Chairman and Director	March 2, 2016
Daniel A. Hoffler

/s/ A. Russell Kirk	Vice Chairman and Director	March 2, 2016
A. Russell Kirk

/s/ Louis S. Haddad	President, Chief Executive Officer and Director	March 2, 2016
Louis S. Haddad	(principal executive officer)

/s/ Michael P. O’Hara	Chief Financial Officer and Treasurer	March 2, 2016
Michael P. O’Hara	(principal financial officer and principal accounting officer)

/s/ George F. Allen	Director	March 2, 2016
George F. Allen

/s/ James A. Carroll	Director	March 2, 2016
James A. Carroll

/s/ James C. Cherry	Director	March 2, 2016
James C. Cherry

/s/ Eva S. Hardy	Director	March 2, 2016
Eva S. Hardy

/s/ Joseph W. Prueher	Director	March 2, 2016
Adm. Joseph W. Prueher (Ret.)

/s/ John W. Snow	Director	March 2, 2016
John W. Snow

Armada Hoffler Properties, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

Item 8, Item 15(a)(1) and (2)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the “Company”), as of December 31, 2015 and 2014, and the related consolidated and combined statements of comprehensive income, equity, and cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Armada Hoffler Properties, Inc. at December 31, 2015 and 2014, and the consolidated and combined results of its operations and its cash flows, as described in Note 1, for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Richmond, Virginia

March 2, 2016

ARMADA HOFFLER PROPERTIES, INC.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	DECEMBER 31,
	2015	2014
ASSETS
Real estate investments:
Income producing property	$579,000	$513,918
Held for development	1,180	—
Construction in progress	53,411	81,082
	633,591	595,000
Accumulated depreciation	(125,380)	(116,099)
Net real estate investments	508,211	478,901
Real estate investments held for sale	40,232	8,538
Cash and cash equivalents	26,989	25,883
Restricted cash	2,824	4,224
Accounts receivable, net	21,982	20,548
Notes receivable	7,825	—
Construction receivables, including retentions	36,535	19,432
Construction contract costs and estimated earnings in excess of billings	88	272
Other assets	44,861	30,224
Total Assets	$689,547	$588,022
LIABILITIES AND EQUITY
Indebtedness, net	$377,593	$356,345
Accounts payable and accrued liabilities	6,472	8,358
Construction payables, including retentions	52,067	42,399
Billings in excess of construction contract costs and estimated earnings	2,224	1,053
Other liabilities	25,471	17,961
Total Liabilities	$463,827	$426,116
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 30,076,359 and 25,022,701 shares issued and outstanding as of December 31, 2015 and 2014, respectively	300	250
Additional paid-in capital	102,906	51,472
Distributions in excess of earnings	(53,010)	(54,413)
Accumulated other comprehensive loss	(648)	—
Total stockholders’ equity (deficit)	49,548	(2,691)
Noncontrolling interests	176,172	164,597
Total Equity	225,720	161,906
Total Liabilities and Equity	$689,547	$588,022

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Consolidated and Combined Statements of Comprehensive Income

(In thousands, except per share and unit data)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Revenues
Rental revenues	$81,172	$64,746	$57,520
General contracting and real estate services revenues	171,268	103,321	82,516
Total revenues	252,440	168,067	140,036

Expenses
Rental expenses	19,204	16,667	14,025
Real estate taxes	7,782	5,743	5,124
General contracting and real estate services expenses	165,344	98,754	78,813
Depreciation and amortization	23,153	17,569	14,898
General and administrative expenses	8,397	7,711	6,937
Acquisition, development and other pursuit costs	1,935	229	—
Impairment charges	41	15	580
Total expenses	225,856	146,688	120,377
Operating income	26,584	21,379	19,659
Interest income	126	—	—
Interest expense	(13,333)	(10,648)	(12,303)
Loss on extinguishment of debt	(512)	—	(2,387)
Gain on real estate dispositions and acquisitions	18,394	2,211	9,460
Other (expense) income	(110)	(113)	297
Income before taxes	31,149	12,829	14,726
Income tax benefit (provision)	34	(70)	(273)
Net income	31,183	12,759	14,453
Net income attributable to predecessor	—	—	(2,020)
Net income attributable to noncontrolling interests	(11,541)	(5,068)	(5,097)
Net income attributable to stockholders	$19,642	$7,691	$7,336
Net income per share and unit:
Basic and diluted	$0.75	$0.36	$0.39
Weighted-average outstanding:
Common shares	26,006	20,946	19,046
Common units	15,377	14,125	13,059
Basic and diluted	41,383	35,071	32,105
Comprehensive income:
Net income	$31,183	$12,759	$14,453
Unrealized cash flow hedge losses	(1,075)	—	—
Realized cash flow hedge losses reclassified to net income	27	—	—
Comprehensive income	30,135	12,759	14,453
Comprehensive income attributable to predecessor	—	—	(2,020)
Comprehensive income attributable to noncontrolling interests	(11,141)	(5,068)	(5,097)
Comprehensive income attributable to stockholders	$18,994	$7,691	$7,336

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Consolidated and Combined Statements of Equity

(In thousands, except share data)

							Total
					Accumulated		stockholders’
	Shares of		Additional	Distributions	other		and
	common	Common	paid-	in excess of	comprehensive	Predecessor	predecessor	Noncontrolling	Total
	stock	stock	in capital	earnings	loss	deficit	equity (deficit)	interests	Equity
Predecessor
Balance, January 1, 2013	—	$—	$—	$—	$—	$(41,341)	$(41,341)	$—	$(41,341)
Net income	—	—	—	—	—	2,020	2,020	—	2,020
Contributions	—	—	—	—	—	2,218	2,218	—	2,218
Distributions	—	—	—	—	—	(12,399)	(12,399)	—	(12,399)
Balance, May 12, 2013	—	$—	$—	$—	$—	$(49,502)	$(49,502)	$—	$(49,502)
Armada Hoffler Properties, Inc.
Net income	—	—	—	7,336	—	—	7,336	5,097	12,433
Net proceeds from sale of common stock	19,003,750	190	191,993	—	—	—	192,183	—	192,183
Formation transactions	—	—	(191,993)	(47,605)	—	49,502	(190,096)	152,142	(37,954)
Restricted stock awards	159,663	2	1,247	—	—	—	1,249	—	1,249
Dividends and distributions declared	—	—	—	(7,665)	—	—	(7,665)	(5,223)	(12,888)
Balance, December 31, 2013	19,163,413	$192	$1,247	$(47,934)	$—	$—	$(46,495)	$152,016	$105,521
Net income	—	—	—	7,691	—	—	7,691	5,068	12,759
Net proceeds from sale of common stock	5,750,000	57	49,242	—	—	—	49,299	—	49,299
Restricted stock awards	109,288	1	1,284	—	—	—	1,285	—	1,285
Acquisitions of real estate investments	—	—	—	—	—	—	—	16,351	16,351
Exchange of owners’ equity for common units	—	—	(301)	—	—	—	(301)	301	—
Dividends and distributions declared	—	—	—	(14,170)	—	—	(14,170)	(9,139)	(23,309)
Balance, December 31, 2014	25,022,701	$250	$51,472	$(54,413)	$—	$—	$(2,691)	$164,597	$161,906
Net income	—	—	—	19,642	—	—	19,642	11,541	31,183
Unrealized cash flow hedge losses	—	—	—	—	(665)	—	(665)	(410)	(1,075)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	17	—	17	10	27
Net proceeds from sales of common stock	4,560,049	45	45,990	—	—	—	46,035	—	46,035
Restricted stock awards	78,109	1	992	—	—	—	993	—	993
Acquisitions of real estate investments	415,500	4	4,429	—	—	—	4,433	10,736	15,169
Redemption of operating partnership units	—	—	23	—	—	—	23	(264)	(241)
Dividends and distributions declared	—	—	—	(18,239)	—	—	(18,239)	(10,038)	(28,277)
Balance, December 31, 2015	30,076,359	$300	$102,906	$(53,010)	$(648)	$—	$49,548	$176,172	$225,720

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Consolidated and Combined Statements of Cash Flows

(In thousands)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$31,183	$12,759	$14,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	18,678	14,984	12,806
Amortization of leasing costs and in-place lease intangibles	4,475	2,585	2,092
Accrued straight-line rental revenue	(1,924)	(2,203)	(1,055)
Amortization of leasing incentives and above or below-market rents	738	632	683
Accrued straight-line ground rent expense	290	315	364
Bad debt expense	131	79	162
Noncash stock compensation	931	917	1,249
Impairment charges	41	15	580
Noncash interest expense	1,006	517	636
Noncash loss on extinguishment of debt	512	—	644
Gain on real estate dispositions and acquisitions	(18,394)	(2,211)	(9,460)
Change in the fair value of derivatives	229	233	12
Other noncash gain	—	(42)	—
Income from real estate joint ventures	—	—	(210)
Changes in operating assets and liabilities:
Property assets	(2,463)	(1,420)	7,761
Property liabilities	2,326	(1,069)	(2,836)
Construction assets	(17,337)	(5,893)	(2,115)
Construction liabilities	12,664	11,164	(3,591)
Net cash provided by operating activities	33,086	31,362	22,175
INVESTING ACTIVITIES
Development of real estate investments	(52,719)	(98,467)	(41,298)
Tenant and building improvements	(5,157)	(6,362)	(3,920)
Acquisitions of real estate investments	(68,445)	(2,754)	(2,106)
Dispositions of real estate investments	79,566	7,387	—
Notes receivable issuances	(7,825)	—	—
Government development grants	300	300	300
Decrease (increase) in restricted cash	1,580	(1,824)	93
Leasing costs	(2,118)	(2,835)	(1,180)
Leasing incentives	(1,563)	(751)	(266)
Contributions to real estate joint ventures	—	—	(81)
Return of capital from real estate joint ventures	—	—	511
Net cash used for investing activities	(56,381)	(105,306)	(47,947)
FINANCING ACTIVITIES
Proceeds from sales of common stock	46,462	49,566	203,245
Offering costs	(427)	(416)	(7,937)
Formation transactions	—	—	(47,450)
Debt issuances, credit facility and construction loan borrowings	214,407	117,645	106,054
Debt and credit facility repayments, including principal amortization	(206,889)	(63,306)	(197,478)
Debt issuance costs	(1,887)	(448)	(2,738)
Redemption of operating partnership units	(241)	—	—
Dividends and distributions	(27,024)	(22,096)	(7,733)
Predecessor contributions	—	—	2,218
Predecessor distributions	—	—	(12,927)
Net cash provided by financing activities	24,401	80,945	35,254
Net increase in cash and cash equivalents	1,106	7,001	9,482
Cash and cash equivalents, beginning of period	25,883	18,882	9,400
Cash and cash equivalents, end of period	$26,989	$25,883	$18,882
Supplemental cash flow information:
Cash paid for interest	$(12,993)	$(12,132)	$(12,617)
Cash refunded (paid) for income taxes	$276	$(821)	$—

See Notes to Consolidated and Combined Financial Statements.

ARMADA HOFFLER PROPERTIES, INC. AND PREDECESSOR

Notes to Consolidated and Combined Financial Statements

1.Business and Organization

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

References to “the Company” in these notes to consolidated and combined financial statements signify Armada Hoffler Properties, Inc. for the period after the completion of the IPO and the Formation Transactions on May 13, 2013 and the Predecessor for all prior periods. Because of the timing of the IPO and the Formation Transactions, the results of operations for the year ended December 31, 2013 reflect those of the Predecessor together with Armada Hoffler Properties, Inc., while the results of operations for the years ended December 31, 2015 and 2014 as well as the financial condition as of December 31, 2015 and 2014 reflect only those of Armada Hoffler Properties, Inc.

As of December 31, 2015, the Company owned 100% of the interests in each of the following properties in its operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia – Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia – Virginia Beach	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Oyster Point	Office	Newport News, Virginia
Richmond Tower	Office	Richmond, Virginia
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Columbus Village	Retail	Virginia Beach, Virginia*
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Point Center	Retail	Durham, North Carolina
Parkway Marketplace	Retail	Virginia Beach, Virginia
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Providence Plaza	Retail	Charlotte, North Carolina
Sandbridge Commons	Retail	Virginia Beach, Virginia
Socastee Commons	Retail	Myrtle Beach, South Carolina
South Retail	Retail	Virginia Beach, Virginia*
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*

*Located in the Town Center of Virginia Beach

As of December 31, 2015, the following properties were under development or construction:

Property	Segment	Location
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland
Brooks Crossing	Office/Retail	Newport News, Virginia

The Company owns a 60% controlling financial interest in Lightfoot Marketplace. Subject to the occurrence of certain events, the Company’s ownership interest in Lightfoot Marketplace may increase to 70%. The Company owns an 80% controlling financial interest in Johns Hopkins Village. The noncontrolling interest holder of Johns Hopkins Village has the right to exchange its 20% ownership interest for Class A units of limited partnership interest in the Operating Partnership (“Class A Units” and collectively with other classes of units of limited partnership interests in the Operating Partnership, “OP Units”) upon and for a period of one year after the project’s completion. The Company owns a 65% controlling financial interest in Brooks Crossing.

2.Significant Accounting Policies

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

Segments

Segment information is prepared on the same basis that management reviews information for operational decision-making purposes. Management evaluates the performance of each of the Company’s properties individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. The Company operates in four business segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services. The Company’s general contracting and real estate services business develops and builds properties for its own account and also provides construction and development services to both related and third parties.

Revenue Recognition

Rental Revenues

The Company leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Rental revenues include $1.9 million, $2.2 million and $1.1 million of straight-line rent adjustments for each of the three years ended December 31, 2015. The Company begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with The Company’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of such revenue is reasonably assured. The Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when changes in the factors on which the contingent lease payments are based actually occur. Contingent rents included in rental revenues were $0.1 million for each of the three years ended December 31, 2015. The Company recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Leasing incentive amortization for each of the three years ended December 31, 2015 was $0.8 million, $0.7 million and $0.8 million, respectively. The Company recognizes cost reimbursement revenue for real estate taxes, operating expenses and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. The Company recognizes lease termination fees either upon termination or evenly over any remaining lease term.

General Contracting and Real Estate Services Revenues

The Company recognizes general contracting revenue on construction contracts using the percentage-of-completion method. Under this method, the Company recognizes revenue and an estimated profit as construction contract costs are incurred based on the proportion of incurred costs to total estimated construction contract costs at completion. Construction contract costs include all direct material, labor and subcontract costs as well as any indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which they are determined. Profit incentives are included in revenues when their realization is probable and when they can be reasonably estimated.

The Company recognizes real estate services revenues from property development and management when realized and earned, generally as such services are provided.

Real Estate Investments

Income producing property primarily includes land, buildings and tenant improvements and is stated at cost. Real estate investments held for development include land and capitalized development costs. The Company reclassifies real estate investments held for development to construction in progress upon commencement of construction. Construction in progress is stated at cost. Direct and certain indirect costs clearly associated with the development, redevelopment, construction, leasing or expansion of real estate assets are capitalized as a cost of the property. Repairs and maintenance costs are expensed as incurred.

The Company capitalizes direct and indirect project costs associated with the initial construction of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include preacquisition development and preconstruction costs including overhead, salaries and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent and interest. Interest capitalized during each of the three years ended December 31, 2015 was $1.0 million, $3.1 million and $0.6 million, respectively. Overhead, salaries and related personnel costs capitalized during each of the three years ended December 31, 2015 were  $2.1 million, $2.4 million and $1.6 million, respectively.

The Company capitalizes preacquisition development costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized preacquisition development costs are presented within other assets in the consolidated balance sheets. Capitalized preacquisition development costs as of December 31, 2015 and 2014 were $2.5 million and $4.6 million, respectively. Costs attributable to unsuccessful projects are expensed.

The Company recognizes real estate development grants from state and local governments as reductions to the carrying amounts of the related real estate investments when any attached conditions are satisfied and when there is reasonable assurance that the grant will be received.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	15—20 years
Equipment	5—15 years
Tenant improvements	Term of the related lease
(or estimated useful life, if shorter)

Operating Property Acquisitions

In connection with operating property acquisitions, the Company identifies and recognizes all assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements and buildings and improvements are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangibles are presented within other assets and liabilities in the consolidated balance sheets and amortized over their respective lease terms. The Company amortizes in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. The Company amortizes above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market ground lease assets as increases to rental expenses on a straight-line basis over the remaining term of the related leases. The Company expenses all costs incurred related to operating property acquisitions.

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

The Company values debt assumed in connection with operating property acquisitions based on a discounted cash flow analysis of the expected cash flows of the debt. Such analysis considers the contractual terms of the debt, including the period to maturity, and uses observable market-based inputs, including interest rate information as of the acquisition date. The Company also considers credit valuation adjustments for potential nonperformance risk. The Company classifies the inputs used to value debt assumed in connection with operating property acquisitions as Level 2 inputs in the fair value hierarchy as they are predominantly observable and market-based.

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

The Company classified the Richmond Tower office building and the Sentara Williamsburg medical office building as held for sale as of December 31, 2015 and 2014, respectively.

Impairment of Long Lived Assets

The Company evaluates its real estate assets for impairment on a property by property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, the Company compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, investments in money market funds and investments with an original maturity of three months or less.

Restricted Cash

Restricted cash represents amounts held by lenders for real estate taxes, insurance and reserves for capital improvements. The Company presents changes in cash restricted for real estate taxes and insurance as operating activities in the consolidated and combined statements of cash flows. The Company presents changes in cash restricted for capital improvements as investing activities in the consolidated and combined statements of cash flows.

Accounts Receivable, net

Accounts receivable include amounts from tenants for base rents, contingent rents and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2015 and 2014, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $20.3 million and $19.4 million, respectively.

The Company’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The Company establishes reserves for tenant receivables outstanding over 90 days. For all such tenants, the Company also reserves any related accrued straight-line rental revenue. Additional reserves are recorded for more current amounts, as applicable, when the Company has determined collectability to be doubtful. As of December 31, 2015 and 2014, the allowance for doubtful accounts was not significant. The Company presents bad debt expense within rental expenses in the consolidated and combined statements of comprehensive income.

Notes Receivable

From time to time, the Company may provide financing to third parties in the form of mortgage or mezzanine loans for the development of new real estate. Mortgage loans are secured, in part, by second deeds of trust on the underlying properties. Mezzanine loans are secured, in part, by pledges of ownership interests of the entities that own the underlying real estate. The Company evaluates the collectability of both the interest on and principal of each of its notes receivable based primarily upon the financial condition of the individual borrowers. A loan is determined to be impaired when, based upon current information, it is no longer probable that the Company will be able to collect all contractual amounts due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the loan and its estimated realizable value.

Leasing Costs

Commissions paid by the Company to third parties to originate a lease are deferred and amortized as depreciation and amortization expense on a straight-line basis over the term of the related lease. Leasing costs are presented within other assets in the consolidated balance sheets.

Leasing Incentives

Incentives paid by the Company to tenants are deferred and amortized as reductions to rental revenues on a straight-line basis over the term of the related lease. Leasing incentives are presented within other assets in the consolidated balance sheets.

Debt Issuance Costs

Financing costs are deferred and amortized as interest expense using the effective interest method over the term of the related debt. Debt issuance costs are presented as a direct deduction from the carrying value of the associated debt liability in the consolidated balance sheets.

Derivative Financial Instruments

The Company may enter into interest rate derivatives to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. The Company recognizes derivative financial instruments at fair value and presents them within other assets and liabilities in the consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within other income (expense) in the consolidated and combined statements of comprehensive income. For derivatives that qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

Stock-Based Compensation

The Company measures the compensation cost of restricted stock awards based on the grant date fair value. The Company recognizes compensation cost for the vesting of restricted stock awards using the accelerated attribution method. Compensation cost associated with the vesting of restricted stock awards is presented within either general and administrative expenses or general contracting and real estate services expenses in the consolidated and combined statements of comprehensive income. Total stock-based compensation expense recognized during each of the three years ended December 31, 2015 was $0.9 million, $0.9 million and $1.2 million, respectively. Stock-based compensation for personnel directly involved in the development and initial construction of a property is capitalized. During both of the years ended December 31, 2015 and 2014, the Company capitalized $0.4 million of stock-based compensation. Stock-based compensation capitalized during the year ended December 31, 2013 was not significant.

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

Discontinued Operations

For periods prior to January 1, 2014, the Company presented properties held for sale as discontinued operations only when it would not have any significant continuing involvement in the properties’ operations after their disposition and when the properties’ operations and cash flows: (i) could be clearly distinguished and (ii) would be eliminated from the Company’s ongoing operations upon disposition.

Beginning January 1, 2014, only disposals representing a strategic shift that has or will have a major effect on the Company’s operations and financial results are reported as discontinued operations.

Net Income Per Share and Unit

The Company calculates net income per share and unit based upon the weighted average shares and units outstanding for periods after the completion of the IPO and Formation Transactions on May 13, 2013. Diluted net income per share and unit is calculated after giving effect to all significant potential dilutive shares outstanding during the period. Potential dilutive shares outstanding during the period include nonvested restricted stock awards. However, there were no significant potential dilutive shares or units outstanding during the period May 13, 2013 through December 31, 2013 or for the years ended December 31, 2015 and 2014. As a result, basic and diluted outstanding shares and units were the same for all periods presented. See Note 11 for the changes in the Company’s nonvested restricted awards during each of the three years ended December 31, 2015.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. While the new standard does not supersede the guidance on accounting for leases, it could change the way the Company recognizes revenue from construction and development contracts with third party customers. The new standard will be effective for the Company on January 1, 2018. Management is currently evaluating the potential impact of the new revenue recognition standard on the Company’s consolidated financial statements.

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

On April 7, 2015, the FASB issued new guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount, rather than as an asset. The Company early adopted the new guidance effective December 31, 2015 and applied it on a retrospective basis for all debt issuance costs, including those pertaining to the Company’s revolving credit facility. As a result, unamortized debt issuance costs of $2.9 million as of December 31, 2014 have been reclassified from other assets and presented as a deduction of indebtedness in the consolidated balance sheet.

On February 25, 2016, the FASB issued a new leases standard that requires lessees to recognize most leases in their balance sheets as lease liabilities with corresponding right-of-use assets. The new standard also makes targeted changes to lessor accounting. The new standard will be effective for the Company on January 1, 2019 and requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application with an option to use certain transition relief. Management is currently evaluating the potential impact of the new leases standard on the Company’s consolidated financial statements.

3.Segments

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

Net operating income of the Company’s reportable segments for each of the three years ended December 31, 2015 was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Office real estate
Rental revenues	$31,534	$27,827	$25,794
Rental expenses	6,938	6,395	5,721
Real estate taxes	2,950	2,315	2,171
Segment net operating income	21,646	19,117	17,902
Retail real estate
Rental revenues	32,064	23,956	21,755
Rental expenses	5,915	5,011	4,808
Real estate taxes	2,928	2,097	1,971
Segment net operating income	23,221	16,848	14,976
Multifamily residential real estate
Rental revenues	17,574	12,963	9,971
Rental expenses	6,351	5,261	3,496
Real estate taxes	1,904	1,331	982
Segment net operating income	9,319	6,371	5,493
General contracting and real estate services
Segment revenues	171,268	103,321	82,516
Segment expenses	165,344	98,754	78,813
Segment gross profit	5,924	4,567	3,703
Net operating income	$60,110	$46,903	$42,074

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance and utilities.

General contracting and real estate services revenues for each of the three years ended December 31, 2015 exclude revenue related to intercompany construction contracts of $43.1 million, $85.4 million and $35.7 million, respectively. General contracting and real estate services expenses for each of the three years ended December 31, 2015 exclude expenses related to intercompany construction contracts of $42.8 million, $84.6 million and $35.4 million, respectively. General contracting and real estate services expenses for both of the years ended December 31, 2015 and 2014 include noncash stock compensation expense of $0.2 million.

The following table reconciles net operating income to net income for each of the three years ended December 31, 2015 (in thousands):

	Years Ended December 31,
	2015	2014	2013

Net operating income	$60,110	$46,903	$42,074
Depreciation and amortization	(23,153)	(17,569)	(14,898)
General and administrative expenses	(8,397)	(7,711)	(6,937)
Acquisition, development and other pursuit costs	(1,935)	(229)	—
Impairment charges	(41)	(15)	(580)
Interest income	126	—	—
Interest expense	(13,333)	(10,648)	(12,303)
Loss on extinguishment of debt	(512)	—	(2,387)
Gain on real estate dispositions and acquisitions	18,394	2,211	9,460
Other (expense) income	(110)	(113)	297
Income tax benefit (provision)	34	(70)	(273)
Net income	$31,183	$12,759	$14,453

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses. General and administrative expenses include office personnel salaries and benefits, bank fees, accounting fees, legal fees and other corporate office expenses. General and administrative expenses for each of the three years ended December 31, 2015 include noncash stock compensation expense of $0.7 million,  $0.7 million and $1.2 million, respectively.

Impairment charges recognized during each of the three years ended December 31, 2015 represent unamortized leasing or acquired intangible assets related to vacated tenants.

4.Operating Leases

The Company’s commercial tenant leases generally range from five to 20 years, but certain leases with anchor tenants may be longer. The Company’s commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

2016	$60,658
2017	59,890
2018	54,683
2019	46,128
2020	39,895
Thereafter	249,929
Total	$511,183

Lease terms on multifamily apartment units generally range from seven to 15 months, with a majority having 12-month lease terms. Apartment leases are not included in the preceding table as the remaining terms as of December 31, 2015 are generally less than one year.

5.Real Estate Investments

The Company’s real estate investments comprised the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Income	Held	Construction
	producing	for	in
	property	development	progress	Total
Land	$70,518	$1,180	$7,750	$79,448
Land improvements	26,172	—	—	26,172
Buildings and improvements	482,310	—	—	482,310
Development and construction costs	—	—	45,661	45,661
Real estate investments	$579,000	$1,180	$53,411	$633,591

	December 31, 2014
	Income	Held	Construction
	producing	for	in
	property	development	progress	Total
Land	$40,898	$—	$15,260	$56,158
Land improvements	16,279	—	—	16,279
Buildings and improvements	456,741	—	—	456,741
Development and construction costs	—	—	65,822	65,822
Real estate investments	$513,918	$—	$81,082	$595,000

2015 Operating Property Acquisitions

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

On July 1, 2015, the Company completed the acquisition of Socastee Commons, a 57,000 square foot retail center in Myrtle Beach, South Carolina. The total consideration for Socastee Commons was $8.7 million, which was comprised of $3.7 million of cash and the assumption of debt with an outstanding principal balance of $5.0 million. The fair value adjustment to the assumed debt of Socastee Commons was a $0.1 million premium.

On July 10, 2015, the Company acquired Columbus Village, a 65,000 square foot retail center in Virginia Beach, Virginia. In exchange for Columbus Village, the Company assumed debt with an aggregate outstanding principal balance and fair value of $8.8 million, issued 1,000,000 Class B units of limited partnership interest in the Operating Partnership (“Class B Units”) and agreed to issue 275,000 Class C units of limited partnership interest in the Operating Partnership (“Class C Units”) on January 10, 2017. Subject to the occurrence of certain events, the Class B Units and Class C Units will not earn or accrue distributions until July 10, 2017 and January 10, 2018, respectively, at which time they automatically convert to Class A Units and may be tendered for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock or, at the Company’s option and sole discretion, unregistered or registered shares of the Company’s common stock on a one-for-one basis. The estimated fair value of the Class B Units and Class C Units includes a discount for their lack of marketability and distributions until July 10, 2017 and January 10, 2018, respectively. The acquisition date fair value of the total consideration transferred in exchange for Columbus Village was $19.2 million.

On September 1, 2015, the Company acquired Providence Plaza in Charlotte, North Carolina for $26.2 million of cash. Providence Plaza is a mixed-use property comprised of three  buildings totaling 103,000 square feet, a two-level parking garage and approximately one acre of land zoned for multifamily development.

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed during the year ended December 31, 2015 (in thousands):

Land	$29,500
Site improvements	3,290
Building and improvements	49,260
In-place leases	14,160
Above-market leases	2,260
Below-market leases	(4,420)
Indebtedness	(13,935)
Net assets acquired	$80,115

Rental revenues and net income from the 2015 acquired properties for the period from the respective acquisition dates to December 31, 2015 included in the consolidated statement of comprehensive income was $4.8 million and $0.8 million, respectively.

2014 Operating Property Acquisitions

As discussed in Note 1, the Company completed the acquisition of Liberty Apartments from affiliates of the Predecessor on January 17, 2014. The fair value of the total consideration transferred at the acquisition date to acquire Liberty Apartments was $26.7 million, consisting of 695,652 Class A Units, $3.0 million in cash and the assumption of $17.0 million of debt. The fair value adjustment to the assumed debt of Liberty Apartments was a $1.5 million discount. The outstanding principal balance of the assumed debt of Liberty Apartments at the acquisition date was $18.5 million.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during the year ended December 31, 2014 (in thousands):

Land	$8,680
Site improvements	880
Building and improvements	35,740
In-place leases	2,220
Indebtedness	(16,966)
Above and below-market leases	(390)
Net working capital	(679)
Net assets acquired	$29,485

Rental revenues and net loss from the 2014 acquired properties for the period from the respective acquisition dates to December 31, 2014 included in the consolidated statement of comprehensive income was $1.8 million and $(2.2) million, respectively.

2013 Operating Property Acquisitions

Substantially concurrent with the completion of the IPO on May 13, 2013 and in connection with the Formation Transactions, the Operating Partnership acquired 100% of the interests in Bermuda Crossroads and Smith's Landing. Prior to the acquisition date, the Predecessor accounted for its 50% interest in Bermuda Crossroads and 40% interest in Smith's Landing as equity method investments. The acquisitions of controlling interests in Bermuda Crossroads and Smith's Landing were accounted for as purchases at fair value under the acquisition method of accounting. Total consideration in the form of cash and Class A Units paid for the 50% interest in Bermuda Crossroads was $3.2 million. Total consideration in the form of cash and Class A Units paid for the 60% interest in Smith's Landing was $7.5 million. The acquisition-date fair values of the previous equity interests in

Bermuda Crossroads and Smith's Landing were $3.2 million and $5.0 million, respectively. The Company recognized a gain of $9.5 million as a result of remeasuring the Predecessor's prior equity interests in Bermuda Crossroads and Smith's Landing held before the acquisitions. Rental revenues and net income of both Bermuda Crossroads and Smith's Landing for the period from the acquisition date to December 31, 2013 included in the consolidated and combined statements of comprehensive income were $3.8 million and $0.2 million, respectively.

Pro Forma Financial Information (Unaudited)

The following table summarizes the consolidated and combined results of operations of the Company on a pro forma basis, as if each of the 2015 acquisitions had been acquired on January 1, 2014, each of the 2014 acquisitions had been acquired on January 1, 2013 and each of the 2013 acquisitions had been acquired on January 1, 2012 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Rental revenues	$85,163	$74,530	$61,555
Net income	32,652	13,378	5,676

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if these acquisitions had taken place on January 1, 2014, 2013 and 2012. The pro forma financial information includes adjustments to rental revenue and rental expenses for above and below-market leases, adjustments to depreciation and amortization expense for acquired property and in-place lease assets and adjustments to interest expense for fair value adjustments to assumed debt.

Subsequent to December 31, 2015

On January 14, 2016, the Company completed the acquisition of an 11-asset retail portfolio totaling 1.1 million square feet for $170.5 million in cash. As of December 31, 2015, the Company had paid advance deposits of $3.5 million related to this portfolio acquisition. The $3.5 million of advance deposits is presented within other assets in the consolidated balance sheet. The Company is currently evaluating the accounting for this portfolio acquisition and anticipates that the consideration transferred will primarily be allocated to buildings, land and acquired lease intangibles.

Other 2015 Real Estate Transactions

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

On October 30, 2015, the Company completed the sale of the Oceaneering International facility for $30.0 million. Net proceeds to the Company after transaction costs were $29.0 million. The Company recognized a gain on the disposition of Oceaneering of $5.0 million.

On November 2, 2015, the Company entered into an agreement to sell the Richmond Tower office building for $78.0 million. The Company completed the disposition on January 8, 2016. Net proceeds to the Company after transaction costs were $77.0 million. The estimated gain on the disposition of Richmond Tower is approximately $26 million.

Other 2014 Real Estate Transactions

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

6.Notes Receivable

On October 15, 2015, the Company agreed to invest up to $23.0 million in the Point Street Apartments project in the Harbor Point area of Baltimore, Maryland. Point Street Apartments is an estimated $93.0 million development project with plans for a 17-story building comprised of 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged the Company to serve as construction general contractor. Point Street Apartments is scheduled to open in 2017; however, management can provide no assurances that Point Street Apartments will open on the anticipated timeline.

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

As of December 31, 2015, the Company had funded $7.8 million under the BDG loan and for the year ended December 31, 2015, the Company recognized $0.1 million of interest income on the BDG loan.

Because BDG is the developer of Point Street Apartments, the Company does not have the power to direct the activities of the project that most significantly impact its performance, nor is the Company the party most closely associated with the project. Therefore, the Company is not the project's primary beneficiary.

7.Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Billings of $19.2 million and $39.8 million were netted against construction contract costs and estimated earnings as of December 31, 2015 and 2014, respectively. The Company expects to bill and collect substantially all construction contract costs incurred as of December 31, 2015 during the year ending December 31, 2016.

The Company defers precontract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Precontract costs of $0.5 million and $0.2 million were deferred as of December 31, 2015 and 2014, respectively.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

Construction receivables and payables include retentions—amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2015 and 2014, construction receivables included retentions of $10.8 million and $4.7 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2015 during the year ending December 31, 2016. As of December 31, 2015 and 2014, construction payables included retentions of $12.3 million and $9.0 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2015 during the year ending December 31, 2016.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Costs incurred on uncompleted construction contracts	$228,184	$195,219
Estimated earnings	9,739	8,501
Billings	(240,059)	(204,501)
Net position	$(2,136)	$(781)

	December 31,
	2015	2014
Construction contract costs and estimated earnings in excess of billings	$88	$272
Billings in excess of construction contract costs and estimated earnings	(2,224)	(1,053)
Net position	$(2,136)	$(781)

The Company expects to complete all uncompleted contracts as of December 31, 2015 during the years ending December 31, 2016 and 2017.

8.Indebtedness

The Company’s indebtedness was comprised of the following as of December 31, 2015 and 2014 (dollars in thousands):

			Stated Interest	Stated Maturity
	Principal Balance		Rate	Date
	December 31,		December 31,
	2015	2014	2015
249 Central Park Retail(1)	$15,282	$15,566	5.99%	September 8, 2016
Fountain Plaza Retail(1)	7,641	7,783	5.99%	September 8, 2016
South Retail	6,742	6,867	5.99%	September 8, 2016
4525 Main Street(2)	31,613	30,870	LIBOR + 1.95%	January 30, 2017
Encore Apartments(2)	25,184	22,215	LIBOR + 1.95%	January 30, 2017
North Point Center Note 5(3)	664	685	LIBOR + 2.00%	February 1, 2017
Oyster Point	6,400	6,274	LIBOR+ 1.40%-2.00%	February 28, 2017
Harrisonburg Regal	3,463	3,659	6.06%	June 8, 2017
Commonwealth of Virginia - Chesapeake	4,933	3,585	LIBOR + 1.90%	August 28, 2017
Hanbury Village Note 1	20,970	21,218	6.67%	October 11, 2017
Lightfoot Marketplace	7,759	3,484	LIBOR + 1.90%	November 14, 2017
Sandbridge Commons	9,010	5,892	LIBOR + 1.85%	January 17, 2018
Columbus Village Note 1(3)	6,429	—	LIBOR + 2.00%	April 5, 2018
Columbus Village Note 2	2,310	—	LIBOR + 2.00%	April 5, 2018
Johns Hopkins Village	3,968	—	LIBOR + 1.90%	July 30, 2018
North Point Center Note 1	9,969	10,149	6.45%	February 5, 2019
Revolving credit facility	74,000	59,000	LIBOR+ 1.40%-2.00%	February 20, 2019
Term loan(3)	50,000	—	LIBOR+ 1.35%-1.95%	February 20, 2020
Socastee Commons	4,957	—	4.57%	January 6, 2023
North Point Center Note 2	2,662	2,753	7.25%	September 15, 2025
Smith's Landing	21,226	24,470	4.05%	June 1, 2035
Liberty Apartments	20,312	20,603	5.66%	November 1, 2043
The Cosmopolitan	46,519	47,132	3.75%	July 1, 2051
Broad Creek Shopping Center Note 1	—	4,452	—	—
Broad Creek Shopping Center Note 2	—	8,173	—	—
Broad Creek Shopping Center Note 3	—	3,422	—	—
Commerce Street Retail	—	5,549	—	—
Dick's at Town Center	—	8,216	—	—
Hanbury Village Note 2	—	4,090	—	—
Oceaneering	—	13,490	—	—
Studio 56 Retail	—	2,618	—	—
Tyre Neck Harris Teeter	—	2,437	—	—
Whetstone Apartments	—	16,019	—	—
Total principal balance	$382,013	$360,671
Unamortized fair value adjustments	(1,287)	(1,442)
Unamortized debt issuance costs	(3,133)	(2,884)
Indebtedness, net	$377,593	$356,345

(1)	Cross collateralized.
(2)	Cross collateralized.
(3)	Subject to an interest rate swap agreement.

The Company’s indebtedness was comprised of the following fixed and variable-rate debt as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Fixed-rate debt	$159,743	$144,622
Variable-rate debt	222,270	216,049
Total principal balance	$382,013	$360,671

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2015, the Company was in compliance with all loan covenants.

Scheduled principal repayments and term-loan maturities during each of the next five years and thereafter are as follows (in thousands):

	Scheduled	Term-
	Principal	Loan	Total
Year	Payments	Maturities	Payments
2016	$3,365	$29,281	$32,646
2017	2,914	100,194	103,108
2018	2,300	20,731	23,031
2019	2,132	83,333	85,465
2020	2,207	50,000	52,207
Thereafter	79,989	5,567	85,556
Total	$92,907	$289,106	$382,013

Prior Credit Facility

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

Depending on the Operating Partnership’s total leverage, the revolving credit facility bears interest at LIBOR plus 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus 1.35% to 1.95%. As of December 31, 2015, the interest rates on the revolving credit facility and the term loan facility were 2.17% and 2.12%, respectively. If the Company attains investment grade credit ratings from S&P and Moody’s, the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings.

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

The amount permitted to be borrowed under the new credit facility, together with all of the Operating Partnership’s other unsecured indebtedness is generally limited to the lesser of: (i) 60% of the value of the unencumbered borrowing base properties, (ii) the maximum amount of principal that would result in a debt service coverage ratio of 1.50 to 1.0, and (iii) the maximum aggregate loan commitment, which was $200.0 million as of December 31, 2015.

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

Subsequent to December 31, 2015

On January 5, 2016, the Company increased the borrowings under the senior unsecured term loan facility to $75.0 million and increased the total capacity of the senior unsecured credit facility to $225.0 million, pursuant to the accordion feature of the credit facility.

Other 2015 Financing Activity

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

On October 6, 2015, the Operating Partnership entered into a $6.4 million note secured by the Oyster Point office building, which bears interest at LIBOR plus 1.40% to 2.00% and matures on February 28, 2017.

On October 30, 2015, the Company repaid the $18.7 million construction loan secured by the Oceaneering International building and recognized a loss on debt extinguishment of debt of $0.1 million representing unamortized debt issuance costs.

Other 2014 Financing Activity

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

9.Derivative Financial Instruments

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

On March 14, 2014, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.25% for a premium of $0.4 million. The interest rate cap agreement expires on March 1, 2017.

The Company has not designated any of its interest rate caps as hedging instruments under GAAP.

The Company’s derivatives comprised the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015			2014
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps	$57,093	$—	$(1,082)	$685	$—	$(11)
Interest rate caps	246,546	164	—	180,434	260	—
Total	$303,639	$164	$(1,082)	$181,119	$260	$(11)

The changes in the fair value of the Company’s derivatives during each of the three years ended December 31, 2015 was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest rate swaps	$(1,071)	$5	$152
Interest rate caps	(233)	(238)	(164)
Total	$(1,304)	$(233)	$(12)
Comprehensive income statement presentation:
Other income (loss)	$(229)	$(233)	$(12)
Unrealized gain (loss) on cash flow hedge	(1,075)	—	—
Total	$(1,304)	$(233)	$(12)

Subsequent to December 31, 2015

On February 25, 2016, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $75.0 million at a strike rate of 1.50% for a premium of less than $0.1 million. The interest rate cap agreement expires on March 1, 2018.

10.Equity

Stockholders’ Equity

As of December 31, 2015 and 2014, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 30.1 million and 25.0 million shares of common stock issued and outstanding as of December 31, 2015 and 2014, respectively. No shares of preferred stock were issued and outstanding as of December 31, 2015 or 2014.

On April 8, 2015, the Company issued 415,500 shares of common stock in a private placement as partial consideration for the acquisition of Perry Hall Marketplace.

On May 5, 2015, the Company commenced an at-the-market continuous equity program through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million. During the year ended December 31, 2015, the Company issued and sold an aggregate of 1,108,149 shares of common stock at a weighted average price of $10.26 per share. Net proceeds to the Company after offering costs and commissions were $10.9 million.

On December 9, 2015, the Company completed an underwritten public offering of 3,450,000 shares of common stock. The net proceeds to the Company after deducting the underwriting discount and related offering costs were $35.1 million.

On September 15, 2014, the Company completed an underwritten public offering of 5,750,000 shares of common stock. The net proceeds to the Company after deducting the underwriting discount and related offering costs were $49.3 million.

Noncontrolling Interests

As of December 31, 2015 and 2014, the Company held a 65.6% and 62.9% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent OP Units not held by the Company.

As partial consideration for Columbus Village, the Operating Partnership issued 1,000,000 Class B Units on July 10, 2015 and agreed to issue 275,000 Class C Units on January 10, 2017. Subject to the occurrence of certain events, the Class B Units and Class C Units will not earn or accrue distributions until July 10, 2017 and January 10, 2018, respectively, at which time they automatically convert to Class A Units.

On January 17, 2014, the Operating Partnership issued 695,652 Class A Units as partial consideration for the acquisition of Liberty Apartments. On March 31, 2014, the Operating Partnership issued 30,000 Class A Units in exchange for all noncontrolling interests in Sandbridge Commons. The Company recognized the difference between the fair value of the Class A Units issued and the adjustment to the carrying amount of the noncontrolling interests in Sandbridge Commons directly in equity as additional paid-in capital. On August 15, 2014, the Operating Partnership issued 990,952 Class A Units as partial consideration for the acquisition of Dimmock Square.

Holders of OP Units may not transfer their units without the Company’s prior consent as general partner of the Operating Partnership. Subject to the satisfaction of certain conditions, holders of Class A Units may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock at the time of redemption or, at the Company’s option and sole discretion, for unregistered or registered shares of common stock on a one-for-one basis. Accordingly, the Company presents OP Units of the Operating Partnership not held by the Company as noncontrolling interests within equity in the consolidated balance sheets.

Common Stock Dividends and Class A Unit Distributions

During the year ended December 31, 2015, the Company declared the following dividends per share and distributions per unit:

			Dividend Per
			Share/Distribution
Declaration Date	Record Date	Paid Date	Per Unit
January 28, 2015	April 1, 2015	April 9, 2015	$0.17
May 8, 2015	July 1, 2015	July 9, 2015	0.17
August 6, 2015	October 1, 2015	October 8, 2015	0.17
November 6, 2015	December 31, 2015	January 7, 2016	0.17
		Total	$0.68

During the year ended December 31, 2015, the Company paid cash dividends of $17.1 million to common stockholders and the Operating Partnership paid cash distributions of $9.9 million to holders of Class A Units.

The tax treatment of dividends paid to common stockholders during the year ended December 31, 2015 was as follows (unaudited):

Capital gains	—%
Ordinary income	64.21%
Return of capital	35.79%
Total	100.0%

During the year ended December 31, 2014, the Company declared the following dividends per share and distributions per unit:

			Dividend Per
			Share/Distribution
Declaration Date	Record Date	Paid Date	Per Unit
February 18, 2014	April 1, 2014	April 10, 2014	$0.16
May 9, 2014	July 1, 2014	July 10, 2014	0.16
August 4, 2014	October 1, 2014	October 9, 2014	0.16
November 10, 2014	December 30, 2014	January 8, 2015	0.16
		Total	$0.64

During the year ended December 31, 2014, the Company paid cash dividends of $13.2 million to common stockholders and the Operating Partnership paid cash distributions of $8.9 million to holders of Class A Units.

The tax treatment of dividends paid to common stockholders during the year ended December 31, 2014 was as follows (unaudited):

Capital gains	5.3%
Ordinary income	52.3%
Return of capital	42.4%
Total	100.0%

During the year ended December 31, 2013, the Company declared the following dividends per share and distributions per unit:

			Dividend Per
			Share/Distribution
Declaration Date	Record Date	Paid Date	Per Unit
June 19, 2013	July 1, 2013	July 11, 2013	$0.08
August 9, 2013	October 1, 2013	October 10, 2013	0.16
November 11, 2013	December 30, 2013	January 9, 2014	0.16
		Total	$0.40

During the year ended December 31, 2013, the Company paid cash dividends of $4.6 million to common stockholders and the Operating Partnership paid cash distributions of $3.1 million to holders of OP Units.

The tax treatment of dividends paid to common stockholders during the year ended December 31, 2013 was as follows (unaudited):

Ordinary income	17.0%
Return of capital	83.0%
Total	100.0%

Subsequent to December 31, 2015

On January 7, 2016, the Company paid cash dividends of $5.1 million to common stockholders and the Operating Partnership paid cash distributions of $2.5 million to holders of Class A Units.

On January 31, 2016, the Board of Directors declared a cash dividend of $0.18 per share to stockholders of record on March 30, 2016.

11.Stock-Based Compensation

The Company’s 2013 Equity Incentive Plan permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units and other equity-based awards up to an aggregate of 700,000 shares of common stock over the ten-year term of the plan. As of December 31, 2015, the Company had 352,940 shares of common stock reserved for issuance under the 2013 Equity Incentive Plan.

During the three years ended December 31, 2015, the Company granted an aggregate of 0.1 million, 0.1 million and 0.2 million shares of restricted stock to employees and nonemployee directors, respectively. The weighted average grant date fair value of the restricted stock awards granted during each of the three years ended December 31, 2015 was $1.2 million, $1.3 million and $1.9 million, respectively. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Nonemployee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During each of the threes year ended December 31, 2015, the Company recognized $1.0 million, $1.3 million and $1.2 million of stock-based compensation, respectively. As of December 31, 2015, the total unrecognized compensation cost related to nonvested restricted shares was $0.3 million, substantially all of which the Company expects to recognize over the next 15 months.

The following table summarizes the changes in the Company’s nonvested restricted stock awards during the year ended December 31, 2015:

		Weighted Average
	Restricted Stock	Grant Date Fair
	Awards	Value Per Share
Nonvested as of January 1, 2015	143,729	$10.48
Granted	107,662	10.80
Vested	(147,042)	10.69
Forfeited	(2,294)	10.77
Nonvested as of December 31, 2015	102,055	$10.52

Restricted stock awards granted and vested during the year ended December 31, 2015 include 27,259 shares tendered by employees to satisfy minimum statutory tax withholding obligations.

12.Fair Value of Financial Instruments

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

The fair value of the Company’s debt is sensitive to fluctuations in interest rates. Discounted cash flow analysis based on Level 2 inputs is generally used to estimate the fair value of the Company’s debt.

Considerable judgment is used to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Indebtedness, net	$377,593	$384,691	$356,345	$366,095
Interest rate swap liabilities	1,082	1,082	11	11
Interest rate cap assets	164	164	260	260

13.Income Taxes

The income tax (benefit) provision for each of the three years ended December 31, 2015 comprised the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal income taxes:
Current	$102	$(37)	$(356)
Deferred	(72)	(6)	113
State income taxes:
Current	13	(26)	(43)
Deferred	(9)	(1)	13
Income tax benefit (provision)	$34	$(70)	$(273)

As of December 31, 2015 and 2014, the Company had $0.6 million and $0.5 million of net deferred tax assets representing basis differences in the assets of the TRS and stock-based compensation attributable to the TRS.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2015 or 2014. The Company is subject to examination by the applicable taxing authorities for the tax years 2013 through 2015.

14.Other Assets

Other assets were comprised of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Acquired lease intangibles, net	$18,418	$5,247
Leasing costs, net	10,839	11,683
Leasing incentives, net	5,408	6,237
Prepaid expenses and other	4,192	2,507
Advance deposits on property acquisitions	3,500	—
Preacquisition development costs	2,504	4,550
Other assets	$44,861	$30,224

15.Other Liabilities

Other liabilities were comprised of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Dividends and distributions payable	$7,621	$6,368
Deferred ground rent payable	7,484	6,790
Acquired lease intangibles, net	5,872	1,867
Prepaid rent and other	2,145	1,911
Security deposits	1,267	1,014
Interest rate swaps	1,082	11
Other liabilities	$25,471	$17,961

16.Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2015 (in thousands):

	December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$19,700	$5,128	$14,572
Above-market lease assets	2,380	314	2,066
Below-market lease liabilities	6,640	768	5,872
Below-market ground lease assets	1,920	140	1,780

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2014 (in thousands):

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$5,434	$2,096	$3,338
Above-market lease assets	107	32	75
Below-market lease liabilities	2,169	302	1,867
Below-market ground lease assets	1,920	86	1,834

Amortization of in-place lease assets, net below-market lease liabilities and below-market ground lease assets for the year ended December 31, 2015 was $2.9 million, $0.1 million and less than $0.1 million, respectively.

Amortization of in-place lease assets, net below-market lease liabilities and below-market ground lease assets for the year ended December 31, 2014 was $1.3 million, $0.2 million and less than $0.1 million, respectively.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

			Depreciation and
	Rental Revenues	Rental Expenses	Amortization
Year ending December 31,
2016	$146	$53	$3,521
2017	143	53	3,043
2018	174	53	2,089
2019	110	53	1,399
2020	85	53	1,250

17.Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these consolidated and combined financial statements. Revenue from construction contracts with related party entities of the Company was $9.6 million, $5.3 million and $45.0 million for each of the three years ended December 31, 2015, respectively. Gross profits from such contracts were $0.3 million, $0.3 million and $1.5 million for each of the three years ended December 31, 2015, respectively. Amounts from related parties of the Company included in construction receivables as of December 31, 2015 and 2014 were $1.8 million and $1.0 million, respectively. Real estate services fees from affiliated entities of the Company was $0.5 million for the year ended December 31, 2014 and were not significant for either of the years ended December 31, 2015 or 2013. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for any of the three years ended December 31, 2015.

In connection with the Formation Transactions, the Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Formation Transactions on May 13, 2013. Upon completing the sale of the Virginia Natural Gas office property on November 20, 2014, the Operating Partnership paid $1.3 million under such tax protection agreements. The $1.3 million of tax protection payments made in connection with the Virginia Natural Gas office property sale is presented within gain on real estate dispositions and acquisitions in the consolidated statements of comprehensive income.

18.Commitments and Contingencies

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $183.0 million and $192.2 million as of December 31, 2015 and 2014, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of December 31, 2015 and 2014, the Operating Partnership had total outstanding letters of credit of $8.0 million and $8.5 million, respectively.

The Company has five ground leases on four properties with initial terms that range from 20 to 65 years and options to extend up to an additional 40 years in certain cases. The Company also leases automobiles and equipment.

Future minimum rental payments during each of the next five years and thereafter are as follows (in thousands):

2016	$1,587
2017	1,734
2018	1,738
2019	1,813
2020	1,821
Thereafter	93,293
Total	$101,986

Ground rent expense for each of the three years ended December 31, 2015 was $1.7 million, $1.8 million and $1.5 million, respectively.

Concentrations of Credit Risk

The majority of the Company’s properties are located in Hampton Roads, Virginia. For each of the three years ended December 31, 2015, rental revenues from Hampton Roads properties represented 68%,  69% and 70%,  respectively, of the Company’s rental revenues. Many of the Company’s Hampton Roads properties are located in the Town Center of Virginia Beach. For each of the three years ended December 31, 2015, rental revenues from Town Center properties represented 46%,  47% and 48%,  respectively, of the Company’s rental revenues. Rental revenues from Richmond Tower individually represented 11%,  13% and 15% of the Company’s rental revenues for each of the three years ended December 31, 2015, respectively. As of December 31, 2015, a single tenant—Williams Mullen, a prominent Mid-Atlantic law firm—occupied over 80% of Richmond Tower, which the Company sold on January 8, 2016.

A single construction project in Baltimore, Maryland represented 64% and 41% of the Company’s general contracting and real estate services revenues for the years ended December 31, 2015 and 2014, respectively. The same project represented 50% and 27% of the Company’s general contracting and real estate services segment gross profit for the years ended December 31, 2015 and 2014, respectively.

19.Selected Quarterly Financial Data (Unaudited)

The following tables summarize certain selected quarterly financial data for 2015 and 2014 (in thousands, except per share data):

	2015 Quarters
	First	Second	Third	Fourth
Rental revenues	$18,190	$19,908	$21,303	$21,771
General contracting and real estate services revenues	29,071	47,066	53,822	41,309
Net operating income	12,702	15,101	16,488	15,819
Net income	8,118	10,285	4,337	8,443
Net income attributable to stockholders	5,105	6,521	2,688	5,328
Net income per share: basic and diluted	$0.20	$0.25	$0.10	$0.19

	2014 Quarters
	First	Second	Third	Fourth
Rental revenues	$15,193	$15,319	$16,713	$17,521
General contracting and real estate services revenues	19,234	20,495	31,532	32,060
Net operating income	11,123	11,212	11,883	12,685
Net income	2,506	2,273	2,754	5,226
Net income attributable to stockholders	1,465	1,325	1,615	3,286
Net income per share: basic and diluted	$0.08	$0.07	$0.08	$0.13

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation

December 31, 2015

			Initial Cost		Cost Capitalized	Gross Carrying Amount						Year of
				Building and	Subsequent to		Building and		Accumulated		Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation		Amount(1)	Acquisition
Office
4525 Main Street	$31,613		$982	$—	$39,756	$982	$39,756	$40,738	$1,725		$39,013	2014
Armada Hoffler Tower	—	(2)	1,976	—	55,927	1,976	55,927	57,903	25,569		32,334	2002
Brooks Crossing	—		121	—	7,562	121	7,562	7,683	—	(3)	7,683	—	(3)
Commonwealth of Virginia—Chesapeake	4,933		328	—	6,208	328	6,208	6,536	294		6,242	2015
Commonwealth of Virginia—Virginia Beach	—		208	—	2,159	208	2,159	2,367	86		2,281	2015
One Columbus	—	(2)	960	10,269	6,946	960	17,215	18,175	9,045		9,130	1984/2000
Oyster Point	6,400		57	—	11,595	57	11,595	11,652	8,927		2,725	1989
Two Columbus	—	(2)	53	—	18,291	53	18,291	18,344	5,120		13,224	2009
Total office	$42,946		$4,685	$10,269	$148,444	$4,685	$158,713	$163,398	$50,766		$112,632
Retail
249 Central Park Retail	$15,282		$713	$—	$13,728	$713	$13,728	$14,441	$6,998		$7,443	2004
Bermuda Crossroads	—	(2)	5,450	10,641	541	5,450	11,182	16,632	1,373		15,259	2001/2013
Broad Creek Shopping Center	—	(2)	—	—	15,692	—	15,692	15,692	7,894		7,798	1997-2001
Columbus Village	8,739		7,630	10,135	—	7,630	10,135	17,765	146		17,619	1985/2015
Commerce Street Retail	—	(2)	118	—	3,147	118	3,147	3,265	1,007		2,258	2008
Courthouse 7-Eleven	—	(2)	1,007	—	1,043	1,007	1,043	2,050	109		1,941	2011
Dick’s at Town Center	—	(2)	67	—	10,576	67	10,576	10,643	3,102		7,541	2002
Dimmock Square	—	(2)	5,100	13,126	9	5,100	13,135	18,235	512		17,723	1998/2014
Fountain Plaza Retail	7,641		425	—	7,085	425	7,085	7,510	2,750		4,760	2004
Gainsborough Square	—	(2)	2,229	—	6,873	2,229	6,873	9,102	2,821		6,281	1999
Greentree Shopping Center	—		1,523	—	4,022	1,523	4,022	5,545	186		5,359	2014
Hanbury Village	20,970	(2)	3,792	—	19,223	3,792	19,223	23,015	5,153		17,862	2009
Harrisonburg Regal	3,463		1,554	—	4,148	1,554	4,148	5,702	1,772		3,930	1999
Lightfoot Marketplace	7,759		7,628	—	7,856	7,628	7,856	15,484	—	(3)	15,484	—	(3)
North Point Center	13,295	(2)	1,936	—	25,018	1,936	25,018	26,954	10,945		16,009	1998
Parkway Marketplace	—	(2)	1,150	—	3,507	1,150	3,507	4,657	1,588		3,069	1998
Perry Hall Marketplace	—		3,240	8,316	—	3,240	8,316	11,556	234		11,322	2001/2015
Providence Plaza	—		9,950	12,369	10	9,950	12,379	22,329	124		22,205	2008/2015
Sandbridge Commons	9,010		5,267	—	6,594	5,267	6,594	11,861	200		11,661	2015
Socastee Commons	4,957		2,320	5,380	42	2,320	5,422	7,742	103		7,639	2000/2015
South Retail	6,742		190	—	7,333	190	7,333	7,523	3,491		4,032	2002
Stone House Square	—		6,360	16,350	82	6,360	16,432	22,792	413		22,379	2008/2015
Studio 56 Retail	—	(2)	76	—	2,477	76	2,477	2,553	628		1,925	2007
Tyre Neck Harris Teeter	—	(2)	—	—	3,306	—	3,306	3,306	590		2,716	2011
Total retail	$97,858		$67,725	$76,317	$142,312	$67,725	$218,629	$286,354	$52,139		$234,215

		Initial Cost		Cost Capitalized	Gross Carrying Amount						Year of
			Building and	Subsequent to		Building and		Accumulated		Net Carrying	Construction/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation		Amount(1)	Acquisition
Mutifamily
Encore Apartments	$25,184	$1,293	$—	$30,069	$1,293	$30,069	$31,362	$972		$30,390	2014
Liberty Apartments	20,312	3,580	23,494	1,188	3,580	24,682	28,262	1,668		26,594	2013/2014
Johns Hopkins Village	3,968	—	—	29,438	—	29,438	29,438	—	(3)	29,438	—	(3)
Smith’s Landing	21,226	—	35,105	843	—	35,948	35,948	3,040		32,908	2009/2013
The Cosmopolitan	46,519	985	—	56,664	985	56,664	57,649	16,795		40,854	2006
Total multifamily	$117,209	$5,858	$58,599	$118,202	$5,858	$176,801	$182,659	$22,475		$160,184
Held for development	$—	$1,180	$—	$—	$1,180	$—	$1,180	$—		$1,180
Real estate investments	$258,013	$79,448	$145,185	$408,958	$79,448	$554,143	$633,591	$125,380		$508,211

(1)	The net carrying amount of real estate for federal income tax purposes was $395.3 million as of December 31, 2015.
(2)	Borrowing base collateral for the credit facility as of December 31, 2015.
(3)	Construction in progress as of December 31, 2015.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	15—20 years
Equipment	5—15 years
Tenant improvements	Term of the related lease
(or estimated useful life, if shorter)

	Real Estate		Accumulated
	Investments		Depreciation
	December 31,
	2015	2014	2015	2014
Balance at beginning of the year	$595,000	$462,976	$116,099	$105,228
Construction costs and improvements	52,533	106,977	—	—
Acquisitions	83,230	45,300	—	—
Dispositions	(23,181)	(5,471)	(668)	(957)
Reclassifications	(73,991)	(14,782)	(8,729)	(3,156)
Depreciation	—	—	18,678	14,984
Balance at end of the year	$633,591	$595,000	$125,380	$116,099

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on June 2, 2014)

3.2	Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

4.1	Form of Certificate of Common Stock of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.1	Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.2†	Armada Hoffler Properties, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.3†	Form of Restricted Stock Award Agreement (Time Vesting) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.4*	Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto

10.5

Tax Protection Agreement by and among Armada Hoffler Properties, Inc. and the persons listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.6

Representation, Warranty and Indemnity Agreement among Armada Hoffler Properties, Inc., Armada Hoffler, L.P. and Daniel A. Hoffler (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.7†

Armada Hoffler, L.P. Executive Severance Benefit Plan with the participants listed on Schedule A thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form

10-Q, filed on April November 12, 2013)

10.8

Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Daniel A. Hoffler, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.9

Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and A. Russell Kirk, dated February 12, 2013 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.10

Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Louis S. Haddad, dated as of February 11, 2013 (Incorporated by reference a to Exhibit 10.10 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.11

Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Anthony P. Nero, dated as of February 12, 2013 (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.12

Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Eric E. Apperson, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

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

Exhibit Number	Description
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
10.40

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

10.43†	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.44

Option Agreement dated May 1, 2013 by and between Armada/Hoffler Properties, L.L.C. and Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.45

Option Transfer Agreement by and among Town Center Associates, L.L.C. Armada/Hoffler Properties, L.L.C., City Center Associates, L.L.C. and Armada Hoffler, L.P., dated as of May 10, 2013 (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.46

Construction Loan Agreement among TCA Block 11 Apartments, LLC and TCA Block 11 Office, LLC as Borrower and Bank of America, N.A., as Administrative Agent, dated as of July 30, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 13, 2013)

10.47

Credit Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Bank of America, N.A., dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 25, 2015)

10.48

Unconditional Guaranty Agreement by Armada Hoffler, L.P. and certain subsidiaries of Armada Hoffler, L.P. named therein for the benefit of the Administrative Agent and the lenders named in the Credit Agreement, dated as of February 20, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 25, 2015)

10.49

Amendment No. 1, dated as of March 19, 2014, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.50†

Armada Hoffler Properties, Inc. Short-Term Incentive Program (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 16, 2015)

10.51

Amendment No. 2, dated as of July 10, 2015, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2015)

10.52

Construction Loan Agreement, dated as of July 30, 2015, by and among Hopkins Village, LLC, as Borrower, Bank of America, N.A., and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed on August 5, 2015)

10.53

Agreement of Sale and Purchase, dated as of November 2, 2015, by and between AH Richmond Tower I, LLC and Kireland Management, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 13, 2016)

Exhibit Number	Description

10.54

First Amendment to Agreement of Sale and Purchase, dated as of November 10, 2015, by and between AH Richmond Tower I, LLC and Kireland Management, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 13, 2016)

10.55*

Purchase and Sale Agreement, dated as of December 3, 2015, by and between DDR-SAU South Square, L.L.C., DDR-SAU Durham Patterson, L.L.C., DDR-SAU Wendover Phase II, L.L.C., DDR-SAU Salisbury Alexander, L.L.C., DDR-SAU Winston-Salem Harper Hill, L.L.C., DDR-SAU Greer North Hampton Market, L.L.C., DDR-SAU Nashville Willowbrook, L.L.C., DDR-SAU South Bend Broadmoor, L.L.C., DDR-SAU Oakland, L.L.C., DDR-SAU Waynesboro, L.L.C., DDR-SAU Pasadena Red Bluff Limited Partnership and AHP Acquisitions, LLC

10.56*

First Amendment to Purchase and Sale Agreement, dated as of December 14, 2015, by and between DDR-SAU South Square, L.L.C., DDR-SAU Durham Patterson, L.L.C., DDR-SAU Wendover Phase II, L.L.C., DDR-SAU Salisbury Alexander, L.L.C., DDR-SAU Winston-Salem Harper Hill, L.L.C., DDR-SAU Greer North Hampton Market, L.L.C., DDR-SAU Nashville Willowbrook, L.L.C., DDR-SAU South Bend Broadmoor, L.L.C., DDR-SAU Oakland, L.L.C., DDR-SAU Waynesboro, L.L.C., DDR-SAU Pasadena Red Bluff Limited Partnership and AHP Acquisitions, LLC

21.1*	List of Subsidiaries of Armada Hoffler Properties, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement