Form 10-Q
period 2016-03-31
Armada Hoffler Properties, Inc.
filed 2016-05-04
CIK 1569187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ◻  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes     ◻  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	◻	Accelerated Filer	☒

Non-Accelerated Filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ◻  Yes     ☒  No

As of April 30, 2016, the Registrant had 31,310,075 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. Financial Information

Item 1.Financial Statements

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	March 31,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$722,123	$579,000
Held for development	1,995	1,180
Construction in progress	62,365	53,411
	786,483	633,591
Accumulated depreciation	(121,920)	(125,380)
Net real estate investments	664,563	508,211
Real estate investments held for sale	2,731	40,232
Cash and cash equivalents	18,810	26,989
Restricted cash	3,695	2,824
Accounts receivable, net	13,360	21,982
Notes receivable	10,464	7,825
Construction receivables, including retentions	31,567	36,535
Construction contract costs and estimated earnings in excess of billings	300	88
Other assets	64,493	44,861
Total Assets	$809,983	$689,547
LIABILITIES AND EQUITY
Indebtedness, net	$460,938	$377,593
Debt secured by real estate investments held for sale	6,373	—
Accounts payable and accrued liabilities	6,812	6,472
Construction payables, including retentions	43,611	52,067
Billings in excess of construction contract costs and estimated earnings	3,177	2,224
Other liabilities	33,820	25,471
Total Liabilities	$554,731	$463,827
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 31,094,560 and 30,076,359 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	310	300
Additional paid-in capital	113,105	102,906
Distributions in excess of earnings	(41,244)	(53,010)
Accumulated other comprehensive loss	—	(648)
Total stockholders’ equity	72,171	49,548
Noncontrolling interests	183,081	176,172
Total Equity	255,252	225,720
Total Liabilities and Equity	$809,983	$689,547

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Rental revenues	$23,283	$18,190
General contracting and real estate services revenues	36,803	29,071
Total revenues	60,086	47,261

Expenses
Rental expenses	5,329	4,760
Real estate taxes	2,349	1,657
General contracting and real estate services expenses	35,037	28,142
Depreciation and amortization	8,149	4,908
General and administrative expenses	2,484	2,328
Acquisition, development and other pursuit costs	704	171
Impairment charges	35	—
Total expenses	54,087	41,966
Operating income	5,999	5,295
Interest income	182	—
Interest expense	(3,791)	(3,046)
Loss on extinguishment of debt	—	(227)
Gain on real estate dispositions and acquisitions	26,674	6,197
Change in fair value of interest rate derivatives	(2,389)	(147)
Other income	76	15
Income before taxes	26,751	8,087
Income tax (provision) benefit	(218)	31
Net income	26,533	8,118
Net income attributable to noncontrolling interests	(9,163)	(3,013)
Net income attributable to stockholders	$17,370	$5,105
Net income per share and unit:
Basic and diluted	$0.57	$0.20
Weighted-average outstanding:
Common shares	30,191	25,042
Common units	16,027	14,776
Basic and diluted	46,218	39,818
Dividends and distributions declared per common share and unit	$0.18	$0.17
Comprehensive income:
Net income	$26,533	$8,118
Unrealized cash flow hedge losses	-	(786)
Comprehensive income	26,533	7,332
Comprehensive income attributable to noncontrolling interests	(9,163)	(2,722)
Comprehensive income attributable to stockholders	$17,370	$4,610

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statement of Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
	Shares of		Additional	Distributions	other	Total
	common	Common	paid-	in excess of	comprehensive	stockholders’	Noncontrolling	Total
	stock	stock	in capital	earnings	loss	equity	interests	Equity
Balance, January 1, 2016	30,076,359	$300	$102,906	$(53,010)	$(648)	$49,548	$176,172	$225,720
Net income	—	—	—	17,370	—	17,370	9,163	26,533
Dedesignation of cash flow hedge	—	—	—	—	648	648	400	1,048
Net proceeds from sales of common stock	937,404	9	9,807	—	—	9,816	—	9,816
Restricted stock awards	100,710	1	608	—	—	609	—	609
Restricted stock award forfeitures	(19,913)	—	(216)	—	—	(216)	—	(216)
Dividends and distributions declared	—	—	—	(5,604)	—	(5,604)	(2,654)	(8,258)
Balance, March 31, 2016	31,094,560	$310	$113,105	$(41,244)	$—	$72,171	$183,081	$255,252

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$26,533	$8,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	5,468	4,200
Amortization of leasing costs and in-place lease intangibles	2,681	708
Accrued straight-line rental revenue	(188)	(725)
Amortization of leasing incentives and above or below-market rents	6	177
Accrued straight-line ground rent expense	66	79
Bad debt expense	45	34
Noncash stock compensation	437	379
Impairment charges	35	—
Noncash interest expense	191	318
Noncash loss on extinguishment of debt	—	227
Gain on real estate dispositions and acquisitions	(26,674)	(6,197)
Change in the fair value of derivatives	2,389	147
Changes in operating assets and liabilities:
Property assets	218	(1,101)
Property liabilities	(686)	381
Construction assets	4,857	(8,551)
Construction liabilities	(4,070)	1,402
Net cash provided by (used for) operating activities	11,308	(404)
INVESTING ACTIVITIES
Development of real estate investments	(19,777)	(20,951)
Tenant and building improvements	(1,309)	(1,203)
Acquisitions of real estate investments	(165,161)	—
Dispositions of real estate investments	83,748	15,224
Notes receivable issuances	(2,639)	—
Increase (decrease) in restricted cash	(13)	762
Leasing costs	(490)	(1,337)
Leasing incentives	(22)	(825)
Contributions to equity method investments	(5,440)	—
Net cash used for investing activities	(111,103)	(8,330)
FINANCING ACTIVITIES
Proceeds from sales of common stock	10,089	—
Offering costs	(273)	—
Debt issuances, credit facility and construction loan borrowings	144,684	125,467
Debt and credit facility repayments, including principal amortization	(54,821)	(103,637)
Debt issuance costs	(442)	(1,132)
Dividends and distributions	(7,621)	(6,368)
Net cash provided by financing activities	91,616	14,330
Net (decrease) increase in cash and cash equivalents	(8,179)	5,596
Cash and cash equivalents, beginning of period	26,989	25,883
Cash and cash equivalents, end of period	$18,810	$31,479

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

As of March 31, 2016, the Company owned 100% of the interests in, and consolidated for financial reporting purposes, each of the following properties in its operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia - Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia - Virginia Beach	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Oyster Point	Office	Newport News, Virginia
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Alexander Pointe	Retail	Salisbury, North Carolina**
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Broadmoor Plaza	Retail	South Bend, Indiana**
Columbus Village	Retail	Virginia Beach, Virginia*
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick's at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harper Hill Commons	Retail	Winston-Salem, North Carolina**
Harrisonburg Regal	Retail	Harrisonburg, Virginia
Kroger Junction	Retail	Pasadena, Texas**
North Hampton Market	Retail	Taylors, South Carolina**
North Point Center	Retail	Durham, North Carolina
Oakland Marketplace	Retail	Oakland, Tennessee**
Parkway Marketplace	Retail	Virginia Beach, Virginia
Patterson Place	Retail	Durham, North Carolina**
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Providence Plaza	Retail	Charlotte, North Carolina
Sandbridge Commons	Retail	Virginia Beach, Virginia
Socastee Commons	Retail	Myrtle Beach, South Carolina
South Retail	Retail	Virginia Beach, Virginia*

Property	Segment	Location
South Square	Retail	Durham, North Carolina**
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Waynesboro Commons	Retail	Waynesboro, Virginia**
Wendover Village	Retail	Greensboro, North Carolina**
Willowbrook Commons	Retail	Nashville, Tennessee**
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith's Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*

*Located in the Town Center of Virginia Beach

** Acquired as part of eleven asset portfolio on January 14, 2016

As of March 31, 2016, the following properties that the Company consolidates for financial statement purposes were under development or construction:

Property	Segment	Location
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland
Brooks Crossing	Office/Retail	Newport News, Virginia

The Company owns a 60% controlling financial interest in Lightfoot Marketplace. Subject to the occurrence of certain events, the Company’s ownership interest in Lightfoot Marketplace may increase to 70%. The Company owns an 80% controlling financial interest in Johns Hopkins Village. The noncontrolling interest holder of Johns Hopkins Village has the right to exchange its 20% ownership interest for Class A units of limited partnership interest in the Operating Partnership (“Class A Units”) upon and for a period of one year after the project’s completion.  The Company owns a 65% controlling interest in Brooks Crossing.

Please see Note 4 for the Company’s investment in Durham City Center II, LLC, which is an unconsolidated subsidiary that the Company accounts for using the equity method of accounting.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The condensed consolidated financial statements include the financial position and results of operations of the Company, the Operating Partnership and its wholly owned subsidiaries. Although the Company has interests in variable interest entities, it is not the primary beneficiary, with the exception of the Operating Partnership (see Note 7), as the Company does not have any elements of power in the decision making process of these entities, and therefore does not consolidate the entities. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Significant Accounting Policies

The accompanying condensed consolidated financial statements were prepared on the basis of the accounting principles described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, among others.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. The new standard could change the way the Company recognizes revenue from construction and development contracts with third party customers. The new standard will be effective for the Company on January 1, 2018. Management is currently evaluating the potential impact of the new revenue recognition standard on the Company’s consolidated financial statements. On March 17, 2016, the FASB issued guidance to clarify the principal versus agent guidance in its new revenue recognition standard.  The new guidance clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangement, such as service transactions.  The new guidance also reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent, revises examples in the new standard and adds new ones. The new guidance is effective for the Company on January 1, 2017.  Management is currently evaluating the potential impact of the new guidance on the Company’s consolidated financial statements.

On February 18, 2015, the FASB issued new consolidation guidance that changes: (i) the identification of variable interests, (ii) the variable interest entity (“VIE”) characteristics for a limited partnership or similar entity and (iii) primary beneficiary determination. The amended guidance also eliminates the presumption that a general partner controls a limited partnership. The Company adopted the guidance on January 1, 2016 with no material impact on the Company’s consolidated financial statements.

On February 25, 2016, the FASB issued a new lease standard that requires lessees to recognize most leases in their balance sheets as lease liabilities with corresponding right-of-use assets. The new standard also makes targeted changes to lessor accounting. The new standard will be effective for the Company on January 1, 2019 and requires a modified retrospective transition approach for all lease existing at, or entered into after, the date of initial application with an option to use certain transition relief. Management is currently evaluating the potential impact of the new lease standard on the Company’s consolidated financial statements.

On March 10, 2016, the FASB issued new guidance clarifying that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship.  Hedge accounting relationships could continue as long as all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The new guidance will be effective for the Company on January 1, 2017, and may be applied prospectively, or the Company may use a modified retrospective approach. Management does not expect the adoption of the new guidance to have a material effect on the Company’s financial position or results of operations.

On March 17, 2016, the FASB issued new guidance eliminating the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The new guidance is effective for the Company on January 1, 2017.  Management is currently evaluating the potential impact of the new guidance on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued new guidance that will change the accounting for certain aspects of share-based payments to employees.  Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled.  The new guidance is effective for the Company on January 1, 2017.  Management is currently evaluating the potential impact of the new guidance on the Company’s consolidated financial statements.

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

Net operating income of the Company’s reportable segments for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Office real estate
Rental revenues	$5,521	$7,703
Rental expenses	1,456	1,754
Real estate taxes	539	691
Segment net operating income	3,526	5,258
Retail real estate
Rental revenues	13,032	6,625
Rental expenses	2,336	1,399
Real estate taxes	1,284	566
Segment net operating income	9,412	4,660
Multifamily residential real estate
Rental revenues	4,730	3,862
Rental expenses	1,537	1,607
Real estate taxes	526	400
Segment net operating income	2,667	1,855
General contracting and real estate services
Segment revenues	36,803	29,071
Segment expenses	35,037	28,142
Segment gross profit	1,766	929
Net operating income	$17,371	$12,702

General contracting and real estate services revenues for the three months ended March 31, 2016 exclude revenue related to intercompany construction contracts of $15.0 million. General contracting and real estate services expenses for the three months ended March 31, 2016 exclude expenses related to intercompany construction contracts of $14.8 million. General contracting and real estate services expenses for the three months ended March 31, 2016 include noncash stock compensation expense of less than $0.2 million.

General contracting and real estate services revenues for the three months ended March 31, 2015 exclude revenue from intercompany construction contracts of $8.5 million. General contracting and real estate services expenses for the three months ended March 31, 2015 exclude expenses for intercompany construction contracts of $8.4 million. General contracting and real estate services expenses for the three months ended March 31, 2015 include noncash stock compensation expense of less than $0.1 million.

The following table reconciles net operating income to net income for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net operating income	$17,371	$12,702
Depreciation and amortization	(8,149)	(4,908)
General and administrative expenses	(2,484)	(2,328)
Acquisition, development and other pursuit costs	(704)	(171)
Impairment charges	(35)	—
Interest income	182	—
Interest expense	(3,791)	(3,046)
Loss on extinguishment of debt	—	(227)
Gain on real estate dispositions and acquisitions	26,674	6,197
Change in fair value of interest rate derivatives	(2,389)	(147)
Other (expense) income	76	15
Income tax benefit (provision)	(218)	31
Net income	$26,533	$8,118

General and administrative expenses for the three months ended March 31, 2016 include noncash stock compensation expense of $0.3 million. General and administrative expenses for the three months ended March 31, 2015 include noncash stock compensation expense of $0.3 million.

4.Real Estate Investments

Operating Property Acquisitions

In connection with operating property acquisitions, the Company identifies and recognizes all assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements, and buildings and improvements, are presented within income producing property in the condensed consolidated balance sheet and depreciated over their estimated useful lives. Acquired lease intangibles are presented within other assets and liabilities in the condensed consolidated balance sheet and amortized over their respective lease terms. The Company expenses all costs incurred related to operating property acquisitions. The Company values land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location and the state of entitlement as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach, which applies industry standard replacement costs adjusted for geographic specific considerations and reduced by estimated depreciation. The value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of the structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information and depreciation curves for the identified asset classes. The value of acquired lease intangibles considers the estimated cost of leasing the properties as if the acquired buildings were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an estimated total lease-up time and lost rental revenues during such time. The value of current leases relative to market-rate leases is based on market rents obtained for comparable assets in the applicable markets. Given the significance of unobservable inputs used in the valuation of acquired real estate assets, the Company classifies them as Level 3 inputs in the fair value hierarchy.

On January 14, 2016, the Company completed the acquisition of an eleven asset retail portfolio totaling 1.1 million square feet for a gross purchase price of $170.5 million, less normal closing adjustments.

The following table summarizes the acquisition date preliminary fair values of the assets acquired and liabilities assumed during the three months ended March 31, 2016 (in thousands):

Land	$63,739
Site improvements	3,828
Building and improvements	86,067
In-place leases	20,850
Above-market leases	1,980
Below-market leases	(5,964)
Net assets acquired	$170,500

The following table summarizes the consolidated results of operations of the Company on a pro forma basis, as if the retail portfolio acquisition had occurred on January 1, 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Rental revenues	$23,814	$22,805
Net income	575	2,091

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2015. The pro forma financial information includes adjustments to rental revenues for above and below-market leases and adjustments to depreciation and amortization expense for acquired property and in-place lease assets.

Rental revenues and net income from the acquired properties for the period from the respective acquisition date to March 31, 2016 included in the consolidated statement of comprehensive income was $3.6 million and $0.4 million, respectively.

Subsequent to March 31, 2016

On April 29, 2016, the Company completed the acquisition of Southgate Square, located in Colonial Heights, Virginia, for aggregate consideration of $38.6 million, comprised the assumption of $21.1 million in debt and 1,575,185 Class A Units. The Company has not yet completed its purchase price allocation of Southgate Square.

Investment in Unconsolidated Entities

On Feburary 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed use tower in Durham, North Carolina.  As of March 31, 2016, the Company has invested $6.9 million in City Center. The Company has agreed to guarantee 37% of the construction loan for City Center, however the loan is collateralized by 100% of the assets of City Center.  As of March 31, 2016, the construction loan has not been drawn against. In the event that the Company’s joint venture partner does not contribute its required equity, the Company has committed to providing $4.0 million to eliminate any shortfall.

As of March 31, 2016, the difference between the carrying value of the Company’s initial investment in City Center and the amount of underlying equity was immaterial. For the three months ended March 31, 2016, City Center did not have any operating activity, and therefore we did not receive any dividends or allocated income.

Based on the terms of City Center’s operating agreement, the Company does not have the power to direct the activities of the project that most significantly impact its performance.  Therefore, the Company is not the project’s primary beneficiary.

The Company holds a note receivable for the Point Street Apartments project, which was entered into in October 2015.  The Company has agreed to fund up to $23.0 million for this project. The balance of the note receivable was $10.4 and $7.8 million as of March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016, the Company recognized $0.2 million of interest income on the note.  No portion of the note receivable balance is past due and the Company has not recorded an impairment balance on the note.

Real Estate Dispositions

On November 2, 2015, the Company entered into an agreement to sell the Richmond Tower office building for $78.0 million. The Company completed the disposition on January 8, 2016.  Net proceeds after transaction costs were $77.0 million. The gain on the disposition of Richmond Tower was $26.2 million.

On January 7, 2016, the Company completed the sale of a building constructed for the Economic Development Authority of Newport News, Virginia.  Net proceeds after transaction costs were $6.6 million.  The gain on the disposition was $0.4 million.

During the three months ended March 31, 2016, the Company placed the Oyster Point office property in real estate investments held for sale.

Subsequent to March 31, 2016

On April 19, 2016, the Company agreed to the future sale of the Willowbrook Commons property located in Nashville, Tennessee for $9.3 million.  The closing of the sale is subject to customary closing conditions, including completion of the buyer’s due diligence.

On April 29, 2016, the Company agreed to the future sale of the Oakland Marketplace property located in Oakland, Tennessee for $5.4 million.  The closing of the sale is subject to customary closing conditions, including completion of the buyer’s due diligence.

On April 29, 2016, the Company agreed to the future sale of the Broadmoor Plaza property located in Nashville, Tennessee for $13.6 million.  The closing of the sale is subject to customary closing conditions, including completion of the buyer’s due diligence.

Annapolis Junction Town Center

On April 21, 2016, the Company invested $42.0 million in the Annapolis Junction Town Center project in Annapolis Junction, Maryland (“Annapolis Junction”). Annapolis Junction is an estimated $102.0 million mixed-use development project with plans for 416 residential units, 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the project and has engaged the Company to serve as construction general contractor. Annapolis Junction is scheduled to open in 2018; however, management can provide no assurances that Annapolis Junction will open on the anticipated timeline.

AJAO is responsible for securing a senior construction loan of up to $60.0 million to fund the development and construction of Annapolis Junction. The Company has agreed to guarantee up to $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Annapolis Junction upon completion of the project as follows: (i) an option to purchase a 80% indirect interest in Annapolis Junction for the lesser of the seller’s budgeted or actual cost, exercisable within one year from the project’s completion (the “First Option”) and (ii) provided that the Company has exercised the First Option, an option to purchase an additional 8% indirect interest in Annapolis Junction for the lesser of the seller’s actual or budgeted cost, exercisable within 27 months from the project’s completion (the “Second Option”).

The Company’s investment in the Annapolis Junction project is in the form of a loan under which AJAO may borrow up to $42.0 million (the “AJAO loan”). Interest on the AJAO loan accrues at 10.0% per annum and matures on the earlier of: (i) December 21, 2020, which may be extended by AJAO under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan or (iii) the date the Company exercises the Second Option as described further below.

In the event that the Company exercises the First Option, AJAO is required to simultaneously pay down the senior construction loan and the AJAO loan by 80%, at which time the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan. In the event the Company exercises the Second Option, AJAO is required to simultaneously repay any remaining amounts outstanding under the AJAO loan, with any excess proceeds received from the exercise of the Second Option applied against the remaining balance of the senior construction loan. In the event that the Company does not exercise either the First Option or the Second Option, the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the AJAO loan.

5.Indebtedness

Credit Facility

On February 20, 2015, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a new $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. The new credit facility replaced the prior $155.0 million senior secured revolving credit facility that was scheduled to mature on May 13, 2016. On February 20, 2015, the Operating Partnership borrowed $54.0 million under the revolving credit facility and $50.0 million under the term loan facility to repay in full all outstanding amounts due under the prior credit facility and to repay approximately $39.0 million of other indebtedness secured by the following properties in the Company’s portfolio: (i) Broad Creek Shopping Center, (ii) Commerce Street Retail, (iii) Dick’s at Town Center, (iv) Hanbury Village, (v) Studio 56 Retail and (vi) Tyre Neck Harris Teeter. The Company recognized a $0.2 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with the $39.0 million of other indebtedness repaid on February 20, 2015. During the first quarter of 2016, the total capacity was increased to $250.0 million, pursuant to the accordion feature of the credit facility.

Depending on the Operating Partnership’s total leverage, the revolving credit facility bears interest at LIBOR plus 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus 1.35% to 1.95%. As of March 31, 2016, the interest rates on the revolving credit facility and the term loan facility were 1.99% and 1.94%, respectively. The revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option, subject to certain conditions, and the term loan facility has a scheduled maturity date of February 20, 2020. The Operating Partnership may, at any time, voluntarily prepay any loan under the new credit facility in whole or in part without premium or penalty.

On February 25, 2016, the Company amended the credit facility to, among other things, allow the maximum leverage ratio of the Company to be increased to 65% for the two consecutive quarters following any acquisition that is equal to or greater than 10% of the Company’s total asset value (as defined in the credit agreement), but only up to two times during the term of the credit facility.

During the first quarter of 2016, the Company increased the borrowings under the senior unsecured term loan facility to $100.0 million.

As of March 31, 2016, the outstanding balances on the revolving credit facility and the term loan facility were $101.0 million and $100.0 million, respectively.

Other Financing Activity

During the three months ended March 31, 2016, the Company borrowed $13.7 million under its construction loans to fund new development and construction.

  Subsequent to March 31, 2016

On April 20, 2016, the Company increased its borrowings on the revolving credit facility by $26.0 million.

6. Derivative Financial Instruments

The Company may enter into interest rate derivative contracts to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. Derivative financial instruments are recognized at fair value and presented within other assets and liabilities in the condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of interest rate derivatives in the condensed consolidated statements of comprehensive income. For derivatives that qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive loss and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

On February 25, 2016, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $75.0 million at a strike rate of 1.50% for a premium of less than $0.1 million.  The interest rate cap agreement expires on March 1, 2018.

The Company’s derivatives were comprised of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	(Unaudited)
	Notional			Notional
	Amount	Fair Value		Amount	Fair Value
		Asset	Liability		Asset	Liability

Interest rate swaps	$57,047	$—	$(2,250)	$57,093	$—	$(1,082)
Interest rate caps	218,500	75	—	246,546	164	—
Total	$275,547	$75	$(2,250)	$303,639	$164	$(1,082)

The changes in the fair value of the Company’s derivatives during the three months ended March 31, 2016 and 2015 were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Interest rate swaps	$(2,244)	$(787)
Interest rate caps	(145)	(146)
Total	$(2,389)	$(933)
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$(2,389)	$(147)
Unrealized gain (loss) on cash flow hedge	—	(786)
Total	$(2,389)	$(933)

Effective March 31, 2016, the Company determined that the short-cut method of hedge accounting was not appropriate for two of its interest-rate swaps and, for accounting purposes, the hedge relationship was terminated. The swaps were entered into in February and July 2015. Accordingly, changes in fair value of the swap should have been recorded in income rather than other comprehensive income. The Company determined that the errors were immaterial to all previously issued financial statements. The Company recognized $0.7 million of accumulated other comprehensive income and $0.4 million, which was previously allocated to noncontrolling interest as of December 31, 2015, in earnings during the first quarter of 2016. Subsequent changes in the value of the interest rate swap for the period January 1, 2016 to March 31, 2016 were also recognized in earnings during the first quarter of 2016. Net income for the three months ended March 31, 2015 was overstated by $0.8 million. In reaching its conclusions, management considered the nature of the error, the effect of the error on operating results for 2015, and the effects of the error on important financial statement measures, including related trends.

7.Equity

Stockholders’ Equity

On May 5, 2015, the Company commenced an at-the-market continuous equity offering program (the “ATM Program”) through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million. During the three months ended March 31, 2016, the Company issued and sold an aggregate of 937,404 shares of common stock at a weighted average price of $10.76 per share. Net proceeds to the Company after offering costs and commissions were $9.8 million.

As of March 31, 2016 and December 31, 2015, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 31.1 million and 30.1 million shares of common stock issued and outstanding as of March 31, 2016 and December 31, 2015, respectively. No shares of preferred stock were issued and outstanding as of March 31, 2016 or December 31, 2015.

Noncontrolling Interests

As of March 31, 2016 and December 31, 2015, the Company held a 66.4% and 65.6% interest in the Operating Partnership, respectively. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 66.4% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest not held by the Company.

As of March 31, 2016, there were 14,751,986 Class A Units not held by the Company.

As partial consideration for Columbus Village, the Operating Partnership issued 1,000,000 Class B Units on July 10, 2015 and agreed to issue 275,000 Class C Units on January 10, 2017. Subject to the occurrence of certain events, the Class B Units and Class C Units will not earn or accrue distributions until July 10, 2017 and January 10, 2018, respectively, at which time each automatically will convert to Class A Units.

Common Stock Dividends and Class A Unit Distributions

On January 7, 2016, the Company paid cash dividends of $5.1 million to common stockholders and the Operating Partnership paid cash distributions of $2.5 million to holders of Class A Units.

On January 31, 2016, the Board of Directors declared a cash dividend of $0.18 per share payable on April 7, 2016 to stockholders of record on March 30, 2016.

Subsequent to March 31, 2016

On April 7, 2016, the Company paid cash dividends of $5.6 million to common stockholders and the Operating Partnership paid cash distributions of $2.7 million to holders of Class A Units.

From April 1, 2016 to April 14, 2016, the Company issued and sold an aggregate of 215,515 shares of common stock under the ATM Program at a weighted average price of $11.35 per share. Net proceeds to the Company after offering costs and commissions were $2.4 million.

On May 2, 2016, the Board of Directors declared a cash dividend of $0.18 per share payable on July 7, 2016 to stockholders of record on June 29, 2016.

8.Stock-Based Compensation

During the three months ended March 31, 2016, the Company granted an aggregate of 100,710 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $10.84 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

On January 1, 2016, the Company established its Long Term Incentive Plan (“LTIP”) and entered into agreements with certain of its employees to issue performance-based awards in the form of restricted stock units.  The performance period for these agreements is three years, with a required two-year service period immediately following the performance period. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial.

During the three months ended March 31, 2016, the Company recognized $0.6 million of stock-based compensation expense. During the three months ended March 31, 2015, the Company recognized $0.6 million of stock-based compensation expense. As of March 31, 2016, there were 111,673 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $0.8 million, which the Company expects to recognize over the next 24 months.

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

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of March 31, 2016 and December 31, 2015, were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Unaudited)
Indebtedness	$467,311	$454,722	$377,593	$384,691
Interest rate swap liabilities	2,250	2,250	1,082	1,082
Interest rate cap assets	75	75	164	164

10.Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these condensed consolidated financial statements. Revenue from construction contracts with related party entities of the Company was $6.5 million for the three months ended March 31, 2016. Gross profit from such contracts was less than $0.3 million for the three months ended March 31, 2016. Revenue from construction contracts with related party entities of the Company was $1.5 million for the three months ended March 31, 2015. Gross profit from such contracts was less than $0.1 million for the three months ended March 31, 2015. Real estate services fees from affiliated entities of the Company were not significant for either the three months ended March 31, 2016 or 2015. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for either the three months ended March 31, 2016 or 2015.

The Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Company’s initial public offering and formation transactions completed on May 13, 2013. In addition, the tax protection agreements provide that the Operating Partnership will offer certain of the original contributors, including certain of the Company’s directors and executive officers, the opportunity to guarantee debt, or, alternatively, to enter into a deficit restoration obligation, for ten years from the closing of the Company’s initial public offering in a manner intended to provide an allocation of Operating Partnership liabilities to the partner for federal income tax purposes. Pursuant to these tax protection agreements, certain of the Company’s executive officers have guaranteed $0.3 million of the Operating Partnership’s outstanding debt as of March 31, 2016.

In addition, the loan for the City Center joint venture is underwritten by a syndicate which includes Park Sterling Bank.  The Chief Executive Officer of Park Sterling Bank is the Chairman of the Company’s Audit Committee.

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $183.1 million and $183.0 million as of March 31, 2016 and December 31, 2015, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of March 31, 2016 and December 31, 2015, the Operating Partnership had total outstanding letters of credit of $8.0 million and $8.0 million, respectively.

Subsequent to March 31, 2016

In April 2016, the total outstanding letters of credit were reduced to $2.0 million.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. as of March 31, 2016, and the related condensed consolidated statements of comprehensive income and cash flows for the three-month periods ended March 31, 2016 and 2015, and the condensed consolidated statement of equity for the three-month period ended March 31, 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armada Hoffler Properties, Inc. as of December 31, 2015, and the related consolidated statements of comprehensive income, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 2, 2016. In our opinion, the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Richmond, Virginia

May 4, 2016

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

Forward-Looking Statements

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-

Atlantic United States. As of March 31, 2016, we owned 100% of the interests in, and consolidate for financial reporting purposes, each of the following properties in our operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia - Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia - Virginia Beach	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Oyster Point	Office	Newport News, Virginia
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Alexander Pointe	Retail	Salisbury, North Carolina**
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Broadmoor Plaza	Retail	South Bend, Indiana**
Columbus Village	Retail	Virginia Beach, Virginia*
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick's at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harper Hill Commons	Retail	Winston-Salem, North Carolina**
Harrisonburg Regal	Retail	Harrisonburg, Virginia
Kroger Junction	Retail	Pasadena, Texas**
North Hampton Market	Retail	Taylors, South Carolina**
North Point Center	Retail	Durham, North Carolina
Oakland Marketplace	Retail	Oakland, Tennessee**
Parkway Marketplace	Retail	Virginia Beach, Virginia
Patterson Place	Retail	Durham, North Carolina**
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Providence Plaza	Retail	Charlotte, North Carolina
Sandbridge Commons	Retail	Virginia Beach, Virginia
Socastee Commons	Retail	Myrtle Beach, South Carolina
South Retail	Retail	Virginia Beach, Virginia*
South Square	Retail	Durham, North Carolina**
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Waynesboro Commons	Retail	Waynesboro, Virginia**
Wendover Village	Retail	Greensboro, North Carolina**
Willowbrook Commons	Retail	Nashville, Tennessee**
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith's Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*

*Located in the Town Center of Virginia Beach

** Acquired as part of eleven asset portfolio on January 14, 2016

As of March 31, 2016, the following properties that we consolidate for financial reporting purposes were either under development or construction:

Property	Segment	Location
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland
Brooks Crossing	Office/Retail	Newport News, Virginia

We own a 60% controlling financial interest in Lightfoot Marketplace. Subject to the occurrence of certain events, our ownership interest in Lightfoot Marketplace may increase to 70%. We own an 80% controlling financial interest in Johns Hopkins Village. The noncontrolling interest holder of Johns Hopkins Village has the right to exchange its 20% ownership interest for Class A units of limited partnership interest in the Operating Partnership upon and for a period of one year after the project’s completion. We own a 65% controlling financial interest in Brooks Crossing.

Please see Note 4 for our investment in Durham City Center II, LLC, which is an unconsolidated subsidiary that we account for under the equity method of accounting.

Acquisitions and Dispositions

On November 2, 2015, we entered into an agreement to sell the Richmond Tower office building for $78.0 million. We completed the disposition on January 8, 2016.  Net proceeds after transaction costs were $77.0 million. The gain on the disposition of Richmond Tower was $26.2 million.

On January 7, 2016, we completed the sale of a building constructed for the Economic Development Authority of Newport News, Virginia.  Net proceeds after transaction costs were $6.6 million.  The gain on the disposition was $0.4 million.

First Quarter 2016 Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2016:

•	Net income of $26.5 million, or $0.57 per diluted share, compared to $8.1 million, or $0.20 per diluted share, for the three months ended March 31, 2015.

•

Normalized funds from operations (“FFO”) of $11.6 million, or $0.25 per diluted share, compared to $7.4 million, or $0.19 per diluted share, for the three months ended March 31, 2015. See “Non-GAAP Financial Measures.”

•	FFO of $8.4 million, or $0.18 per diluted share, compared to $6.8 million, or $0.17 per diluted share, for the three months ended March 31, 2015. See “Non-GAAP Financial Measures.”

•	Property segment net operating income (“NOI”) of $15.6 million compared to $11.9 million for the three months ended March 31, 2015:

•	Office NOI of $3.5 million compared to $5.3 million

•	Retail NOI of $9.4 million compared to $4.7 million

•	Multifamily NOI of $2.7 million compared to $1.9 million

•	Same store NOI of $9.1 million compared to $9.0 million for the three months ended March 31, 2015:

•	Office same store NOI of $2.7 million compared to $2.7 million

•	Retail same store NOI of $4.7 million compared to $4.6 million

•	Multifamily same store NOI of $1.7 million compared to $1.7 million

•	Completed the acquisition of an eleven property retail portfolio for $170.5 million

•	General contracting and real estate services segment gross profit of $1.8 million compared to $0.9 million for the three months ended March 31, 2015.

•	Third party construction backlog of $176.2 million as of March 31, 2016.

•	Raised $10.1 million of gross proceeds at a weighted average price of $10.76 per share under our at-the-market continuous equity offering program. Net proceeds totaled $9.8 million.

•	Declared cash dividends of $0.18 per share.

Segment Results of Operations

As of March 31, 2016, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

	Three Months Ended
	March 31,
	2016	2015	Change
	($ in thousands)
Rental revenues	$5,521	$7,703	$(2,182)
Property expense	1,995	2,445	(450)
Segment NOI	$3,526	$5,258	$(1,732)

Office segment NOI for the three months ended March 31, 2016 decreased $1.7 million compared to the corresponding period in 2015. This decrease is due to the sales of the Sentara Williamsburg, Richmond Tower and Oceaneering office buildings, which contributed $1.9 million in office segment NOI for the three months ended March 31, 2015. The $1.9 million in office segment NOI consists of $2.3 million in rental revenues, partially offset by $0.4 million in property expenses. We completed the sale of the Sentara Williamsburg office building in the first quarter of 2015, and the sale of the Richmond Tower office building in the first quarter of 2016.

Office Same Store Results

Office same store results exclude new real estate development – 4525 Main Street, and the administrative building for the Commonwealth of Virginia in Virginia Beach as well as the Sentara Williamsburg and Richmond Tower office buildings, which we sold in the first quarter of 2015 and the first quarter of 2016, respectively.

Office same store rental revenues, property expenses and NOI for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015	Change
	($ in thousands)
Rental revenues	$4,262	$4,315	$(53)
Property expenses	1,526	1,637	(111)
Same Store NOI	$2,736	$2,678	$58
Non-Same Store NOI	790	2,580	(1,790)
Segment NOI	$3,526	$5,258	$(1,732)

Office same store NOI for the three months ended March 31, 2016 increased 2% compared to the corresponding period in 2015 as a result of lower use of utilities resulting from the milder winter in 2016 as compared to 2015.  These savings on utilities were offset by lower occupancy at the office properties in the Town Center of Virginia Beach – specifically One Columbus and Two Columbus.

Retail Segment Data

	Three Months Ended
	March 31,
	2016	2015	Change
	($ in thousands)
Rental revenues	$13,032	$6,625	$6,407
Property expenses	3,620	1,965	1,655
Segment NOI	$9,412	$4,660	$4,752

Retail segment NOI for the three months ended March 31, 2016 increased $4.8 million compared to the corresponding period in 2015. Acquisitions and new real estate development contributed $4.7 million of NOI during the three months ended March 31, 2016. Same store NOI growth accounted for the balance of the increase.

During the first quarter of 2015, we delivered Sandbridge Commons in Virginia Beach, Virginia. During the second quarter of 2015, we acquired Stone House Square in Hagerstown, Maryland and Perry Hall Marketplace in Perry Hall, Maryland. During the third quarter of 2015, we acquired Socastee Commons in Myrtle Beach, South Carolina, Columbus Village in Virginia Beach, Virginia and Providence Plaza in Charlotte, North Carolina. During the first quarter of 2016, we acquired the eleven property retail portfolio.

Retail Same Store Results

Retail same store results exclude new real estate development – Sandbridge Commons – as well as new property acquisitions – Stone House Square, Perry Hall Marketplace, Socastee Commons, Columbus Village, Providence Plaza and the eleven property retail portfolio.

Retail same store rental revenues, property expenses and NOI for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015	Change
	($ in thousands)
Rental revenues	$6,608	$6,506	$102
Property expenses	1,946	1,941	5
Same Store NOI	$4,662	$4,565	$97
Non-Same Store NOI	4,750	95	4,655
Segment NOI	$9,412	$4,660	$4,752

Retail same store NOI for the three months ended March 31, 2016 increased 2% compared to the corresponding period in 2015 as a result of higher occupancy at retail properties in the Town Center of Virginia Beach, particularly South Retail and the redeveloped ground floor space at Dick’s at Town Center.

Multifamily Segment Data

	Three Months Ended
	March 31,
	2016	2015	Change
	($ in thousands)
Rental revenues	$4,730	$3,862	$868
Property expenses	2,063	2,007	56
Segment NOI	$2,667	$1,855	$812

Multifamily segment NOI for the three months ended March 31, 2016 increased $0.8 million compared to the corresponding period in 2015, primarily as a result of the stabilization of Encore Apartments and Liberty Apartments as well as improved leasing at The Cosmopolitan. Liberty Apartments stabilized in the third quarter of 2015.

Multifamily Same Store Results

Multifamily same store results exclude new real estate development – Encore Apartments and Whetstone Apartments – as well as Liberty Apartments, which was acquired during the first quarter of 2014.

Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015	Change
	($ in thousands)
Rental revenues	$3,051	$2,937	$114
Property expenses	1,321	1,250	71
Same Store NOI	$1,730	$1,687	$43
Non-Same Store NOI	937	168	769
Segment NOI	$2,667	$1,855	$812

Multifamily same store NOI for the three months ended March 31, 2016 increased 3% compared to the corresponding period in 2015 primarily because of improved leasing at The Cosmopolitan in the Town Center of Virginia Beach and Smith’s Landing.

General Contracting and Real Estate Services Segment Data

	Three Months Ended
	March 31,
	2016	2015	Change
	($ in thousands)
Segment revenues	$36,803	$29,071	$7,732
Segment expenses	35,037	28,142	6,895
Segment gross profit	$1,766	$929	837
Operating margin	5.0%	3.2%	$1.8

Segment profit for the three months ended March 31, 2016 increased $0.9 million compared to the corresponding period in 2015 because of higher overall volume on our construction contracts. The overall operating margin on our construction contracts for the three months ended March 31, 2016 increased due to the closeout of certain projects and timing of work completed compared to the overall operating margin for the corresponding period in 2015.

The changes in third party construction backlog for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
	($ in thousands)
Beginning backlog	$83,433	$159,139
New contracts/change orders	129,501	8,329
Work performed	(36,754)	(29,020)
Ending backlog	$176,180	$138,448

During the three months ended March 31, 2016, we added $64.9 million to backlog for the construction of the Point Street Apartments project, and $61.6 million for the City Center project in Durham, North Carolina.   As of March 31, 2016, we had $63.8 million in backlog on the Point Street Apartments project and $60.6 million in backlog on the City Center project.

As of March 31, 2016, we had $34.3 million in backlog related to the 27th Street Oceanfront hotel project, which we expect to substantially complete in 2017.

As of March 31, 2016, we had $9.4 million of backlog on the Exelon construction project at the Inner Harbor of Baltimore, Maryland, which we expect to substantially complete in the second quarter of 2016.

Consolidated Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015	Change
	($ in thousands)
Revenues
Rental revenues	$23,283	$18,190	$5,093
General contracting and real estate services revenues	36,803	29,071	7,732
Total revenues	60,086	47,261	12,825
Expenses
Rental expenses	5,329	4,760	569
Real estate taxes	2,349	1,657	692
General contracting and real estate services expenses	35,037	28,142	6,895
Depreciation and amortization	8,149	4,908	3,241
General and administrative expenses	2,484	2,328	156
Acquisition, development and other pursuit costs	704	171	533
Impairment charges	35	—	35
Total expenses	54,087	41,966	12,121
Operating income	5,999	5,295	704
Interest income	182	—	182
Interest expense	(3,791)	(3,046)	(745)
Loss on extinguishment of debt	—	(227)	227
Gain on real estate dispositions and acquisitions	26,674	6,197	20,477
Change in fair value of interest rate derivatives	(2,389)	(147)	(2,242)
Other (expense) income	76	15	61
Income before taxes	26,751	8,087	18,664
Income tax benefit (provision)	(218)	31	(249)
Net income	$26,533	$8,118	$18,415

Rental revenues for the three months ended March 31, 2016 increased $5.1 million compared to the corresponding period in 2015, as follows:

	Three months ended
	March 31,
	2016	2015	Change
	($ in thousands)
Office	$5,521	$7,703	$(2,182)
Retail	13,032	6,625	6,407
Multifamily	4,730	3,862	868
	$23,283	$18,190	$5,093

Office rental revenues for the three months ended March 31, 2016 decreased 28% compared to the corresponding period in 2015 as a result of the sales of the Sentara Williamsburg, Oceaneering and Richmond Tower office buildings, which contributed $2.3 million in office rental revenues for the three months ended March 31, 2015, compared to $0.2 million for the three months ended March 31, 2016.  This decrease was offset by rents from new real estate developments. Office same store rental revenues decreased slightly during the three months ended March 31, 2016, driven primarily by lower occupancy at our office buildings, specifically One Columbus and Two Columbus.

Retail rental revenues for the three months ended March 31, 2016 increased 97% compared to the corresponding period in 2015 as a result of property acquisitions, our delivery of Greentree Shopping Center and organic growth in the same store retail portfolio due to higher occupancy rates. The eleven property retail portfolio contributed $3.6 million in retail rental revenues for the three months ended March 31, 2016.

Multifamily rental revenues for the three months ended March 31, 2016 increased 22% compared to the corresponding period in 2015 as a result of the stabilization of Encore Apartments and Liberty Apartments as well as higher occupancy at The Cosmopolitan. Liberty Apartments stabilized in the third quarter of 2015.

General contracting and real estate services revenues for the three months ended March 31, 2016 increased 28% compared to the corresponding period in 2015 as a result of higher construction volume, primarily related to the Exelon, Point Street Apartments, City Center and 27th Street Oceanfront hotel construction projects.

Rental expenses for the three months ended March 31, 2016 increased $0.6 million compared to the corresponding period in 2015, as follows:

	Three Months Ended
	March 31,
	2016	2015	Change
	($ in thousands)
Office	$1,456	$1,754	$(298)
Retail	2,336	1,399	937
Multifamily	1,537	1,607	(70)
	$5,329	$4,760	$569

Office rental expenses for the three months ended March 31, 2016 decreased compared to the corresponding period in 2015 due to the sales of the Sentara Williamsburg and Richmond Tower office buildings. Retail rental expenses for the three months ended March 31, 2016 increased compared to the corresponding period in 2015 as a result of property acquisitions. Multifamily rental expenses decreased due to the disposition of Whetstone Apartments.

Real estate taxes for the three months ended March 31, 2016 increased $0.6 million compared to the corresponding period in 2015, as follows:

	Three Months Ended
	March 31,
	2016	2015	Change
	($ in thousands)
Office	$539	$691	$(152)
Retail	1,284	566	718
Multifamily	526	400	126
	$2,349	$1,657	$692

Office real estate taxes for the three months ended March 31, 2016 decreased compared to the corresponding period in 2015 due to the sales of the Sentara Williamsburg and Richmond Tower office buildings. Retail and multifamily real estate taxes for the three months ended March 31, 2016 increased compared to the corresponding period in 2015 as a result of acquisitions and increases from new tax assessments.

General contracting and real estate services expenses for the three months ended March 31, 2016 increased 24% compared to the corresponding period in 2015 because of higher volume on our construction contracts.

Depreciation and amortization for the three months ended March 31, 2016 increased 66% compared to the corresponding period in 2015 as a result of property acquisitions.

General and administrative expenses for the three months ended March 31, 2016 increased 35% compared to the corresponding period in 2015 as a result of higher regulatory and compliance costs as well as higher compensation and benefit costs from increased employee headcount.

Acquisition, development and other pursuit costs for the three months ended March 31, 2016 increased compared to the corresponding period in 2015. Approximately $0.6 million of the acquisition costs incurred in the three months ended March 31, 2016 were related to the eleven property retail portfolio acquisition. Socastee Commons was the only property acquired during the three months ended March 31, 2015.

Impairment charges were not significant for the three months ended March 31, 2016 or 2015.

Interest expense for the three months ended March 31, 2016 increased 24% compared to the corresponding period in 2015 primarily as a result of increased borrowings.

The change in fair value of interest rate derivatives for the three months ended March 31, 2016 increased $2.2 million due to the adjustment made for interest rate derivatives.

During the three months ended March 31, 2015, we recognized a $0.2 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with repaid mortgages in connection with the closing of our new credit facility. No losses on extinguishment of debt were recognized in the three months ended March 31, 2016.

During the three months ended March 31, 2016, we recognized a $26.2 million gain on our sale of the Richmond Tower office building. During the three months ended March 31, 2015, we recognized a $6.2 million gain on our sale of the Sentara Williamsburg office building.

Income tax benefits (provisions) that we recognized during the three months ended March 31, 2016 and 2015 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, borrowings available under our credit facility and proceeds from the sale of common stock through our at-the-market continuous equity offering program (“ATM Equity Offering Program”), which is discussed below.

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

As of March 31, 2016, we had unrestricted cash and cash equivalents of $18.8 million available for both current liquidity needs as well as development activities. We also had restricted cash of $3.7 million available for property improvements and required maintenance. As of March 31, 2016, we had $41.0 million available under our credit facility and $28.5 million available for future issuance under our ATM Equity Offering Program to meet our short-term liquidity requirements.

ATM Equity Offering Program

On May 5, 2015, we commenced our ATM Equity Offering Program through which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $50.0 million. Our sale of shares under the ATM Equity Offering Program will depend on a variety of factors, including among other things, market conditions, the trading price of our common stock, capital needs and our determination of appropriate sources of funding. We have no obligation to sell any shares and may at any time suspend or terminate the ATM Equity Offering Program. Each of our sales agents are entitled to a commission of up to 2.0% of the gross offering proceeds of shares that they sell through the ATM Equity Offering Program. We intend to use any net proceeds from the sale of shares through the ATM Equity Offering Program to fund development or redevelopment activities, fund potential acquisition opportunities, repay indebtedness, including amounts outstanding under our credit facility, or for general corporate purposes. In the three months ended March 31, 2016, we raised $10.1 million of gross proceeds at a weighted average price of $10.76 per share, resulting in net proceeds after offering costs and commissions of $9.8 million.

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

The credit facility includes an accordion feature that allows the total commitments to be increased to $350.0 million, subject to certain conditions. On January 5, 2016 and March 31, 2016, we increased the total borrowing capacity to $225.0 million and $250.0 million, respectively, using this feature. The amount permitted to be borrowed under the credit facility, together with all of our other unsecured indebtedness, is generally limited to the lesser of: (i) 60% of the value of our unencumbered borrowing base properties, (ii) the maximum amount of principal that would result in a debt service coverage ratio of 1.50 to 1.0, and (iii) the maximum aggregate loan commitment, which currently is $250.0 million.

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

On February 25, 2016, we entered into an amendment to the credit facility to, among other things, amend the maximum leverage ratio as set forth below.

The credit facility requires us to comply with various financial covenants, affirmative covenants and other restrictions, including the following:

•

Total leverage ratio of the Company of not more than 60% (or 65% for the two consecutive quarters following any acquisition that is equal to or greater than 10% of our total asset value (as defined in the credit agreement), but only up to two times during the term of the credit facility);

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

The credit facility limits our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreement allows us to pay cash dividends with respect to any 12-month period in an amount not to exceed the greater of: (i) 95% of adjusted funds from operations (as defined in the credit agreement) or (ii) the amount required for us (a) to maintain our status as a REIT and (b) to avoid income or excise tax under the Internal Revenue Code of 1986, as amended. If certain defaults or events of default exist, we may pay cash dividends with respect to any 12-month period to the extent necessary to maintain our status as a REIT. The credit facility also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates.

We are currently in compliance with all covenants under the credit facility.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2016 ($ in thousands):

				Effective Rate for
	Amount		Interest	Variable-Rate			Balance at
Secured Debt	Outstanding		Rate(a)	Debt		Maturity Date	Maturity
249 Central Park Retail	$15,207		5.99%			September 8, 2016	$15,084
South Retail	6,709		5.99			September 8, 2016	6,655
Fountain Plaza Retail	7,604		5.99			September 8, 2016	7,542
4525 Main Street	31,613		LIBOR+1.95	2.39%		January 30, 2017	31,613
Encore Apartments	25,184		LIBOR+1.95	2.39%		January 30, 2017	25,184
North Point Note 5	659		LIBOR+2.00	3.57	%(b)	February 1, 2017	641
Oyster Point	6,400		LIBOR+1.40 to 2.00	1.99%		February 28, 2017	6,400
Harrisonburg Regal	3,412		6.06			June 8, 2017	3,165
Commonwealth of Virginia – Chesapeake	4,933		LIBOR+1.90	2.34%		August 28, 2017	4,933
Hanbury Village	20,904		6.67			October 11, 2017	20,499
Lightfoot Marketplace	8,536		LIBOR+1.90	2.34%		November 14, 2017	7,759
Sandbridge Commons	9,442		LIBOR+1.85	2.29%		January 17, 2018	9,442
Columbus Village Note 1	6,387		LIBOR+2.00	3.05	%(b)	April 5, 2018	6,033
Columbus Village Note 2	2,300		LIBOR+2.00	2.44%		April 5, 2018	2,205
Johns Hopkins Village	16,443		LIBOR+1.90	2.34%		July 30, 2018	16,443
North Point Note 1	9,922		6.45			February 5, 2019	9,333
Socastee Commons	4,934	(c)	4.57			January 6, 2023	4,223
North Point Note 2	2,638		7.25			September 15, 2025	1,344
Smith's Landing	21,049		4.05			June 1, 2035	—
Liberty Apartments	20,237	(c)	5.66			November 1, 2043	—
The Cosmopolitan	46,363		3.75			July 1, 2051	—
Total secured debt	$270,876						$178,498
Unsecured Debt
Revolving credit facility	101,000		LIBOR+1.40 to 2.00	1.99%		February 20, 2019	101,000
Term loan	50,000		LIBOR+1.35 to 1.95	1.94%		February 20, 2020	50,000
Term loan	50,000		LIBOR+1.35 to 1.95	3.50	%(b)	February 20, 2020	50,000
Total unsecured debt	$201,000						$201,000
Unamortized GAAP adjustments	(4,565)						—
Indebtedness, net	$467,311						$379,498

(a)LIBOR rate is determined by individual lenders.

(b)Subject to an interest rate swap agreement.

(c)Principal balance excluding fair value adjustments.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of March 31, 2016, our outstanding indebtedness matures during the following years (in thousands):

		Percentage of
Year	Amount Due	Total
2016	$32,260	6%
2017	103,884	22
2018	35,505	8
2019	112,465	24
2020	102,206	22
Thereafter	85,556	18
	$471,876	100%

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

As of March 31, 2016, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
October 4, 2013	April 1, 2016	1.50%	18,500
March 14, 2014	March 1, 2017	1.25%	50,000
October 26, 2015	October 15, 2017	1.25%	75,000
February 25, 2016	March 1, 2018	1.50%	75,000
Total			$218,500

As of March 31, 2016, the notional amounts of our LIBOR interest rate cap agreements with strike rates below and above 1.50% were as follows ($ in thousands):

Strike Rate	Notional Amount

≤	$93,500
> 1.50%	125,000
Total	$218,500

On February 25, 2016, we entered into a LIBOR interest rate cap agreement on a notional amount of $75.0 million at a strike rate of 1.50% for a premium of less than $0.1 million.  The interest rate cap agreement expires on March 1, 2018.

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of March 31, 2016, we had aggregate outstanding standby letters of credit totaling $8.0 million that expire during 2016. In

April 2016, the outstanding standby letters of credit were reduced to $2.0 million. However, any of our standby letters of credit may be renewed for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Three Months Ended
	March 31,
	2016	2015	Change
	($ in thousands)
Operating Activities	$11,308	$(404)	$11,712
Investing Activities	(111,103)	(8,330)	(102,773)
Financing Activities	91,616	14,330	77,286
Net Increase (Decrease)	$(8,179)	$5,596	$(13,775)
Cash and Cash Equivalents, Beginning of Period	$26,989	$25,883
Cash and Cash Equivalents, End of Period	$18,810	$31,479

Net cash provided by operating activities during the three months ended March 31, 2016 increased 2,899% compared to the three months ended March 31, 2015, primarily as a result of increased net cash collected under our construction contracts and increased depreciation and amortization.

During the three months ended March 31, 2016, we invested 1,234% more cash compared to the three months ended March 31, 2015, primarily as a result of our acquisition of the eleven property retail portfolio.

Net cash provided by financing activities during the three months ended March 31, 2016 increased 539% compared to the three months ended March 31, 2015, primarily as a result of net proceeds from common stock sales and increased borrowing on the credit facility.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three months ended March 31, 2016 and 2015 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended
	March 31,
	2016	2015
	($ in thousands)
Net income	$26,533	$8,118
Depreciation and amortization	8,149	4,908
Gain on real estate dispositions and acquisitions	(26,244)	(6,197)
Funds from operations	$8,438	$6,829
Acquisition, development and other pursuit costs	704	171
Impairment charges	35	—
Loss on extinguishment of debt	—	227
Change in fair value of interest rate derivatives	2,389	147
Normalized funds from operations	$11,566	$7,374
FFO per diluted share	$0.18	$0.17
Normalized FFO per diluted share	$0.25	$0.19
Weighted average common shares - diluted	46,218	39,818

The adjustment for gain on real estate dispositions and acquisitions excludes the gain on the Newport News Economic Authority building, because this building was sold before being placed in service.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon then-currently available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item  3.Quantitative and Qualitative Disclosures about Market Risk

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis, we also use derivative financial instruments to manage interest rate risk. We do not use these derivatives for trading or other speculative purposes.

At March 31, 2016, approximately $216.0 million, or 45.8%, of our debt had fixed interest rates and approximately $255.9 million, or 54.2%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $2.6 million per year. At

March 31, 2016, LIBOR was approximately 44 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $1.1 million per year.

Item 4.Controls and Procedures

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2016, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item  1.Legal Proceedings

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

Item  1A.Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2016, certain of our directors and employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock under our 2013 Equity Incentive Plan (the “2013 Plan”). The following table summarizes all of these repurchases during the three months ended March 31, 2016.

Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased(1)	Paid for Shares(1)	or Programs	Plans or Programs
January 1, 2016 through January 31, 2016	—	$—	N/A	N/A
February 1, 2016 through February 29, 2016	—	—	N/A	N/A
March 1, 2016 through March 31, 2016	19,913	10.80	N/A	N/A
Total	19,913

(1)The number of shares purchased represents shares of common stock surrendered by certain of our directors and employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the 2013 Plan.  With respect to these shares, the price paid per shares is based on the fair value per share at the time of surrender.

Item  3.Defaults on Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item  5.Other Information

None.

Item  6.Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as applicable) as part of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: May 4, 2016	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2016	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1

First Amendment, dated February 25, 2016, to Credit Agreement, dated Feburary 20, 2015, by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., Bank of America, N.A. and the lenders party thereto.

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