Form 10-Q
period 2016-06-30
Armada Hoffler Properties, Inc.
filed 2016-08-03
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
◻ Yes     ☒  No

As of August 1, 2016, the Registrant had 33,501,966 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	June 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$752,783	$579,000
Held for development	2,032	1,180
Construction in progress	79,258	53,411
	834,073	633,591
Accumulated depreciation	(127,337)	(125,380)
Net real estate investments	706,736	508,211
Real estate investments held for sale	5,829	40,232
Cash and cash equivalents	19,984	26,989
Restricted cash	3,158	2,824
Accounts receivable, net	14,366	21,982
Notes receivable	39,311	7,825
Construction receivables, including retentions	31,277	36,535
Construction contract costs and estimated earnings in excess of billings	1,756	88
Other assets	72,055	44,861
Total Assets	$894,472	$689,547
LIABILITIES AND EQUITY
Indebtedness, net	$501,940	$377,593
Debt secured by real estate investments held for sale	6,380	—
Accounts payable and accrued liabilities	6,379	6,472
Construction payables, including retentions	49,203	52,067
Billings in excess of construction contract costs and estimated earnings	2,893	2,224
Other liabilities	38,935	25,471
Total Liabilities	$605,730	$463,827
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 32,825,063 and 30,076,359 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	328	300
Additional paid-in capital	133,915	102,906
Distributions in excess of earnings	(45,114)	(53,010)
Accumulated other comprehensive loss	—	(648)
Total stockholders’ equity	89,129	49,548
Noncontrolling interests	199,613	176,172
Total Equity	288,742	225,720
Total Liabilities and Equity	$894,472	$689,547
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental revenues	$24,251	$19,908	$47,534	$38,098
General contracting and real estate services revenues	33,200	47,066	70,003	76,137
Total revenues	57,451	66,974	117,537	114,235

Expenses
Rental expenses	5,071	4,631	10,400	9,391
Real estate taxes	2,382	1,959	4,731	3,616
General contracting and real estate services expenses	32,025	45,283	67,062	73,425
Depreciation and amortization	8,602	5,766	16,751	10,674
General and administrative expenses	2,224	2,096	4,708	4,424
Acquisition, development and other pursuit costs	437	591	1,141	762
Impairment charges	—	23	35	23
Total expenses	50,741	60,349	104,828	102,315
Operating income	6,710	6,625	12,709	11,920
Interest income	722	—	904	—
Interest expense	(3,978)	(3,358)	(7,769)	(6,404)
Loss on extinguishment of debt	—	(180)	—	(407)
Gain on real estate dispositions	13	7,210	26,687	13,407
Change in fair value of interest rate derivatives	(373)	(40)	(2,762)	(187)
Other income	43	24	119	39
Income before taxes	3,137	10,281	29,888	18,368
Income tax (provision) benefit	(6)	4	(224)	35
Net income	3,131	10,285	29,664	18,403
Net income attributable to noncontrolling interests	(1,097)	(3,764)	(10,260)	(6,777)
Net income attributable to stockholders	$2,034	$6,521	$19,404	$11,626
Net income per share and unit:
Basic and diluted	$0.06	$0.25	$0.62	$0.46
Weighted-average outstanding:
Common shares	31,736	25,587	30,964	25,316
Common units	17,113	14,769	16,570	14,772
Basic and diluted	48,849	40,356	47,534	40,088
Dividends and distributions declared per common share and unit	$0.18	$0.17	$0.18	$0.17
Comprehensive income:
Net income	$3,131	$10,285	$29,664	$18,403
Unrealized cash flow hedge losses	—	238	—	(548)
Comprehensive income	3,131	10,523	29,664	17,855
Comprehensive income attributable to noncontrolling interests	(1,097)	(3,851)	(10,260)	(6,573)
Comprehensive income attributable to stockholders	$2,034	$6,672	$19,404	$11,282

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statement of Equity

(In thousands, except share data)
(Unaudited)

	Shares of common stock	Common Stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests	Total Equity
Balance, January 1, 2016	30,076,359	$300	$102,906	$(53,010)	$(648)	$49,548	$176,172	$225,720
Net income	—	—	—	19,404	—	19,404	10,260	29,664
Dedesignation of cash flow hedge	—	—	—	—	648	648	400	1,048
Net proceeds from sales of common stock	2,649,986	26	30,361	—	—	30,387	—	30,387
Restricted stock awards	118,631	2	866	—	—	868	—	868
Restricted stock award forfeitures	(19,913)	—	(216)	—	—	(216)	—	(216)
Acquisitions of real estate investments in exchange of operating partnership units	—	—	—	—	—	—	18,430	18,430
Redemption of operating partnership units	—	—	(2)	—	—	(2)	(56)	(58)
Dividends and distributions declared	—	—	—	(11,508)	—	(11,508)	(5,593)	(17,101)
Balance, June 30, 2016	32,825,063	$328	$133,915	$(45,114)	$—	$89,129	$199,613	$288,742

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$29,664	$18,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	11,105	8,950
Amortization of leasing costs and in-place lease intangibles	5,646	1,724
Accrued straight-line rental revenue	(448)	(1,349)
Amortization of leasing incentives and above or below-market rents	(49)	394
Accrued straight-line ground rent expense	132	158
Bad debt expense	95	72
Noncash stock compensation	652	582
Impairment charges	35	23
Noncash interest expense	475	558
Noncash loss on extinguishment of debt	—	407
Gain on real estate dispositions	(26,687)	(13,407)
Change in the fair value of derivatives	2,762	187
Changes in operating assets and liabilities:
Property assets	(2,019)	(2,067)
Property liabilities	(1,543)	810
Construction assets	3,264	(20,040)
Construction liabilities	(4,136)	9,900
Net cash provided by operating activities	18,948	5,305
INVESTING ACTIVITIES
Development of real estate investments	(32,669)	(31,050)
Tenant and building improvements	(2,875)	(2,471)
Acquisitions of real estate investments, net of cash received	(164,978)	(35,372)
Dispositions of real estate investments	92,775	50,613
Notes receivable issuances	(31,486)	—
(Decrease) increase in restricted cash	(179)	1,179
Leasing costs	(1,003)	(1,508)
Leasing incentives	(87)	(1,563)
Contributions to equity method investments	(8,887)	—
Net cash used for investing activities	(149,389)	(20,172)
FINANCING ACTIVITIES
Proceeds from sales of common stock	31,180	3,596
Offering costs	(793)	(203)
Debt issuances, credit facility and construction loan borrowings	185,239	173,994
Debt and credit facility repayments, including principal amortization	(75,700)	(146,378)
Debt issuance costs	(559)	(1,446)
Redemption of operating partnership units	(58)	(79)
Dividends and distributions	(15,873)	(13,144)
Net cash provided by financing activities	123,436	16,340
Net (decrease) increase in cash and cash equivalents	(7,005)	1,473
Cash and cash equivalents, beginning of period	26,989	25,883
Cash and cash equivalents, end of period	$19,984	$27,356

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business of Organization

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

As of June 30, 2016, the Company owned 100% of the interests in, and consolidated for financial reporting purposes, each of the following properties in its operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia - Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia - Virginia Beach	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Oyster Point	Office	Newport News, Virginia***
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Alexander Pointe	Retail	Salisbury, North Carolina**
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Broadmoor Plaza	Retail	South Bend, Indiana**
Columbus Village	Retail	Virginia Beach, Virginia*
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick's at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harper Hill Commons	Retail	Winston-Salem, North Carolina**
Harrisonburg Regal	Retail	Harrisonburg, Virginia
Kroger Junction	Retail	Pasadena, Texas**, ***
North Hampton Market	Retail	Taylors, South Carolina**
North Point Center	Retail	Durham, North Carolina
Oakland Marketplace	Retail	Oakland, Tennessee**
Parkway Marketplace	Retail	Virginia Beach, Virginia
Patterson Place	Retail	Durham, North Carolina**
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Providence Plaza	Retail	Charlotte, North Carolina
Sandbridge Commons	Retail	Virginia Beach, Virginia

Property	Segment	Location
Socastee Commons	Retail	Myrtle Beach, South Carolina
Southgate Square	Retail	Colonial Heights, Virginia
South Retail	Retail	Virginia Beach, Virginia*
South Square	Retail	Durham, North Carolina**
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Waynesboro Commons	Retail	Waynesboro, Virginia**
Wendover Village	Retail	Greensboro, North Carolina**
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith's Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*
*Located in the Town Center of Virginia Beach
** Acquired as part of eleven asset portfolio on January 14, 2016
*** Held for sale as of June 30, 2016

As of June 30, 2016, the following properties that the Company consolidates for financial statement purposes were under development or construction:

Property	Segment	Location
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland
Brooks Crossing	Office/Retail	Newport News, Virginia

The Company owns a 60% controlling financial interest in Lightfoot Marketplace. Subject to the occurrence of certain events, the Company’s ownership interest in Lightfoot Marketplace may increase to 70%. The Company owns an 80% controlling financial interest in Johns Hopkins Village. The noncontrolling interest holder of Johns Hopkins Village has the right to exchange its 20% ownership interest for Class A units of limited partnership interest in the Operating Partnership (“Class A Units”) upon and for a period of one year after the project’s completion.  The Company is entitled to a preferred return of 9% on its investment in Johns Hopkins Village. The Company owns a 65% controlling interest in Brooks Crossing.
Please see Note 4 for information related to the Company’s investment in Durham City Center II, LLC, which is an unconsolidated subsidiary that the Company accounts for using the equity method of accounting.

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

On March 30, 2016, the FASB issued new guidance that will change the accounting for certain aspects of share-based payments to employees.  Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled, and allows the Company to account for forfeitures as they occur.  The new guidance is effective for the Company on January 1, 2017.  Management is currently evaluating the potential impact of the new guidance on the Company’s consolidated financial statements.

On June 16, 2016, the FASB issued new guidance that modifies the accounting for recognizing credit losses on financial instruments. This new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of information to inform credit loss estimates. The new guidance is effective for the Company on January 1, 2020. Management is currently evaluating the potential impact of the new guidance on the Company’s consolidated financial statements.

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

Net operating income of the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Office real estate
Rental revenues	$5,299	$8,052	$10,820	$15,755
Rental expenses	1,298	1,704	2,754	3,458
Real estate taxes	526	803	1,065	1,494
Segment net operating income	3,475	5,545	7,001	10,803
Retail real estate
Rental revenues	14,113	7,567	27,145	14,192
Rental expenses	2,220	1,346	4,556	2,745
Real estate taxes	1,330	704	2,614	1,270
Segment net operating income	10,563	5,517	19,975	10,177
Multifamily residential real estate
Rental revenues	4,839	4,289	9,569	8,151
Rental expenses	1,553	1,581	3,090	3,188
Real estate taxes	526	452	1,052	852
Segment net operating income	2,760	2,256	5,427	4,111
General contracting and real estate services
Segment revenues	33,200	47,066	70,003	76,137
Segment expenses	32,025	45,283	67,062	73,425
Segment gross profit	1,175	1,783	2,941	2,712
Net operating income	$17,973	$15,101	$35,344	$27,803

General contracting and real estate services revenues for the three and six months ended June 30, 2016 exclude revenue related to intercompany construction contracts of $17.9 million and $32.9 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2016 exclude expenses related to intercompany construction contracts of $17.8 million and $32.6 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2016 include noncash stock compensation expense of less than $0.1 million and $0.3 million, respectively.

General contracting and real estate services revenues for the three and six months ended June 30, 2015 exclude revenue from intercompany construction contracts of $8.0 million and $16.5 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2015 exclude expenses for intercompany construction contracts of $8.0 million and $16.4 million, respectively. General contracting and real estate services expenses for the three and six months ended June 30, 2015 include noncash stock compensation expense of less than $0.1 million and $0.1 million, respectively.

The following table reconciles net operating income to net income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Net operating income	$17,973	$15,101	$35,344	$27,803
Depreciation and amortization	(8,602)	(5,766)	(16,751)	(10,674)
General and administrative expenses	(2,224)	(2,096)	(4,708)	(4,424)
Acquisition, development and other pursuit costs	(437)	(591)	(1,141)	(762)
Impairment charges	—	(23)	(35)	(23)
Interest income	722	—	904	—
Interest expense	(3,978)	(3,358)	(7,769)	(6,404)
Loss on extinguishment of debt	—	(180)	—	(407)
Gain on real estate dispositions and acquisitions	13	7,210	26,687	13,407
Change in fair value of interest rate derivatives	(373)	—	(2,762)	—
Other (expense) income	43	(16)	119	(148)
Income tax benefit (provision)	(6)	4	(224)	35
Net income	$3,131	$10,285	$29,664	$18,403

General and administrative expenses for the three and six months ended June 30, 2016 include noncash stock compensation expense of $0.2 million and $0.5 million, respectively. General and administrative expenses for the three and six months ended June 30, 2015 include noncash stock compensation expense of $0.2 million and $0.4 million, respectively.

4. Real Estate Investments

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

On January 14, 2016, the Company completed the acquisition of an eleven asset retail portfolio totaling 1.1 million square feet for a gross purchase price of $170.5 million, less normal closing adjustments. In the three months ended June 30, 2016, the Company finalized its purchase price accounting on this portfolio, which resulted in an increase in below-market leases of $5.1 million and a corresponding decrease in income producing property of $5.1 million when compared to the preliminary fair value as of March 31, 2016.

On April 29, 2016, the Company completed the acquisition of Southgate Square, located in Colonial Heights, Virginia, for aggregate consideration of $39.5 million, comprised of the assumption of $21.1 million in debt (which approximates fair value as of the closing date) and 1,575,185 Class A Units.

As part of the Southgate Square purchase agreement, the Company acquired an option to purchase an adjacent undeveloped land parcel from the seller. The option for the land parcel is valid for an initial period of two years, and its value would be determined by applying a mutually agreed upon capitalization rate to the base rent of tenants provided by the seller and approved by the Company. If at the end of the two-year period no suitable tenants have been found, the Company has the option of either paying $3.0 million to the seller of the land parcel or extending the period for an additional year. If at the end of the additional year no suitable tenants have been found, the Company can either pay $1.25 million to the seller for the land parcel or let the option expire. Management has evaluated the option and determined that its value is immaterial to the consolidated financial statements.

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed during the six months ended June 30, 2016 (in thousands):

	Portfolio	Southgate Square	Total
Land	$66,260	8,890	$75,150
Site improvements	3,870	2,140	6,010
Building and improvements	88,820	23,810	112,630
In-place leases	20,630	5,990	26,620
Above-market leases	1,960	100	2,060
Below-market leases	(11,040)	(1,400)	(12,440)
Net assets acquired	$170,500	39,530	$210,030

The following table summarizes the consolidated results of operations of the Company on a pro forma basis, as if the retail portfolio acquisition had occurred on January 1, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Rental revenues	$24,251	$24,523	$48,065	$47,329
Net income	3,131	4,231	3,693	6,321

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2015. The pro forma financial information includes adjustments to rental revenues for above and below-market leases and adjustments to depreciation and amortization expense for acquired property and in-place lease assets.

For the three months ended June 30, 2016, rental revenues and net income from the acquired properties for the period from the respective acquisition dates to June 30, 2016 included in the consolidated statement of comprehensive income was $4.9 million and $0.9 million, respectively. For the six months ended June 30, 2016, rental revenues and net income from the acquired properties for the period from the respective acquisition dates to June 30, 2016 included in the consolidated statement of comprehensive income was $8.5 million and $1.3 million, respectively.

Investment in Unconsolidated Entities

City Center

On February 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed use tower in Durham, North Carolina.  As of June 30, 2016, the Company has invested $10.3 million in City Center. The Company has agreed to guarantee 37% of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center.  As of June 30, 2016, the construction loan has not been drawn against.

As of June 30, 2016, the difference between the carrying value of the Company’s initial investment in City Center and the amount of underlying equity was immaterial. For the three and six months ended June 30, 2016, City Center did not have any operating activity, and therefore the Company did not receive any dividends or allocated income.

Based on the terms of City Center’s operating agreement, the Company does not have the power to direct the activities of the project that most significantly impact its performance.  Therefore, the Company is not the project’s primary beneficiary and, therefore, does not consolidate City Center in its consolidated financial statements. The investment in City Center is reflected in the "other assets" line item in the Company's condensed consolidated balance sheet.

Point Street Apartments

The Company holds a note receivable for the Point Street Apartments project, which was entered into in October 2015.  The Company has agreed to fund up to $23.0 million for this project. The balance of the note receivable was $15.3 and $7.8 million as of June 30, 2016 and December 31, 2015, respectively. During the three and six months ended June 30, 2016, the Company recognized $0.3 million and $0.4 million of interest income on the note, respectively.  No portion of the note receivable balance is past due and the Company has not recorded an impairment balance on the note.

Annapolis Junction

On April 21, 2016, the Company entered into a note receivable with a maximum principal balance of $42.0 million in the Annapolis Junction residential component of the Annapolis Junction Town Center, Maryland (“Annapolis Junction”). Annapolis Junction is an estimated $102.0 million mixed-use development project with plans for 416 residential units, 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and has engaged the Company to serve as construction general contractor for the residential component. Annapolis Junction is scheduled to open in 2018; however, management can provide no assurances that Annapolis Junction will open on the anticipated timeline or at the anticipated cost.

AJAO is responsible for securing a senior construction loan of up to $60.0 million to fund the development and construction of Annapolis Junction's residential component. The Company has agreed to guarantee up to $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Annapolis Junction upon completion of the project as follows: (i) an option to purchase an 80% indirect interest in Annapolis Junction's residential component for the lesser of the seller’s budgeted or actual cost, exercisable within one year from the project’s completion (the “First Option”) and (ii) provided that the Company has exercised the First Option, an option to purchase an additional 8% indirect interest in Annapolis Junction for the lesser of the seller’s actual or budgeted cost, exercisable within 27 months from the project’s completion (the “Second Option”).

The Company’s investment in the Annapolis Junction project is in the form of a loan under which AJAO may borrow up to $48.0 million, including a $6.0 million interest reserve (the “AJAO loan”). Interest on the AJAO loan accrues at 10.0% per annum and matures on the earlier of: (i) December 21, 2020, which may be extended by AJAO under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan or (iii) the date the Company exercises the Second Option as described further below. In the event that the Company exercises the First Option, AJAO is required to simultaneously pay down both the senior construction loan and the AJAO loan by 80%, at which time the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan. In the event the Company exercises the Second Option, AJAO is required to simultaneously repay any remaining amounts outstanding under the AJAO loan, with any excess proceeds received from the exercise of the Second Option applied against the remaining balance of the senior construction loan. In the event that the Company does not exercise either the First Option or the Second Option, the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the AJAO loan. During the three and six months ended June 30, 2016, the Company recognized $0.5 million in interest income on the note.  No portion of the note receivable balance is past due and the Company has not recorded an impairment balance on the note.

The balance on the Annapolis Junction note was $23.7 million as of June 30, 2016.

On March 16, 2016, the Company entered into a note receivable with a maximum balance of $0.5 million with Southern Apartment Group-Harding, LLC ("SAGH") for funding of pre-development expenses on an apartment development project in Charlotte, North Carolina ("SAGH Note"). Interest on the note accrues at 10.0% per annum and matures on the earlier of: (i) the funding of a mezzanine loan to cover the development costs of the project or (ii) 120 days from the date that the Company advises SAGH that it will not fund the mezzanine loan or (iii) within three years of the date of the loan.

On July 28, 2016, the Company advised SAGH that it would not fund the mezzanine loan, making the maturity date November 25, 2016. The Company plans to pursue the development through other financing arrangements.

The balance on the SAGH Note was $0.3 million as of June 30, 2016.

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

On June 20, 2016, the Company completed the sale of the Willowbrook Commons property located in Nashville, Tennessee for $9.2 million.  The gain on the sale of the Willowbrook Commons property was not significant.

During the six months ended June 30, 2016, the Company placed the Oyster Point office property and the Kroger Junction retail property in real estate investments held for sale.

Subsequent to June 30, 2016

On July 29, 2016, the Company completed the sale of the Kroger Junction property located in Pasadena, Texas for $3.7 million. The loss on the sale of the Kroger Junction property was not significant.

5. Indebtedness

Credit Facility

On February 20, 2015, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a new $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. The new credit facility replaced the prior $155.0 million senior secured revolving credit facility that was scheduled to mature on May 13, 2016. During the first quarter of 2016, the total capacity was increased to $250.0 million pursuant to the accordion feature of the credit facility.

Depending on the Operating Partnership’s total leverage, the revolving credit facility bears interest at LIBOR plus 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus 1.35% to 1.95%. As of June 30, 2016, the effective interest rates on the revolving credit facility and the term loan facility were 2.21% and 2.16%, respectively. The revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option, subject to certain conditions, and the term loan facility has a scheduled maturity date of February 20, 2020. The Operating Partnership may, at any time, voluntarily prepay any loan under the new credit facility in whole or in part without premium or penalty.

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

As of June 30, 2016, the outstanding balances on the revolving credit facility and the term loan facility were $107.0 million and $100.0 million, respectively.

Other Financing Activity

During the six months ended June 30, 2016, the Company borrowed $28.2 million under its construction loans to fund new development and construction.

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

On June 17, 2016, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $70.0 million at a strike rate of 1.00% for a premium of less than $0.1 million. The interest rate cap agreement expires on June 17, 2018.

The Company’s derivatives were comprised of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Interest rate swaps	$56,999	$—	$(2,492)	$57,093	$—	$(1,082)
Interest rate caps	270,000	96	—	246,546	164	—
Total	$326,999	$96	$(2,492)	$303,639	$164	$(1,082)

The changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2016 and 2015 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Interest rate swaps	$(244)	$239	$(2,488)	$(548)
Interest rate caps	(129)	(41)	(274)	(187)
Total	$(373)	$198	$(2,762)	$(735)
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$(373)	$(40)	$(2,762)	$(187)
Unrealized gain (loss) on cash flow hedge	—	238	—	(548)
Total	$(373)	$198	$(2,762)	$(735)
Effective March 31, 2016, the Company determined that the short-cut method of hedge accounting was not appropriate for two of its interest-rate swaps and, for accounting purposes, the hedge relationship was terminated. The swaps were entered into in February and July 2015. Accordingly, changes in fair value of the swap should have been recorded in income rather than other comprehensive income. The Company determined that the errors were immaterial to all previously issued financial statements. The Company recognized $0.7 million of accumulated other comprehensive income and $0.4 million, which was previously allocated to noncontrolling interest as of December 31, 2015, in earnings during the first quarter of 2016. Subsequent changes in the value of the interest rate swap for the period from January 1, 2016 to June 30, 2016 were also recognized in earnings during the first and second quarters of 2016. Net income for the three and six months ended June 30, 2015 was overstated by $0.5 million and $0.3 million, respectively. In reaching its conclusions, management considered the nature of the error, the effect of the error on operating results for 2015, and the effects of the error on important financial statement measures, including related trends.

7. Equity

Stockholders’ Equity

On May 4, 2016, the Company commenced a new at-the-market continuous equity offering program (the “New ATM Program”) through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $75.0 million. Upon commencing the New ATM Program, the Company simultaneously terminated its prior $50.0 million at-the-market continuous equity offering program (the "Prior ATM Program"), which the Company entered into in May 2015. During the six months ended June 30, 2016, the Company issued and sold an aggregate of 1,512,919 shares of common stock at a weighted average price of $10.87 per share under the Prior ATM Program, receiving net proceeds after offering costs and commissions of $12.2 million. From the inception date through June 30, 2016, the Company issued and sold an aggregate of 1,497,067 shares of common stock at a weighted average of $12.45 per share under the New ATM Program, receiving net proceeds after offering costs and commissions of $18.2 million.

As of June 30, 2016 and December 31, 2015, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 32.8 million and 30.1 million shares of common stock issued and outstanding as of June 30, 2016 and December 31, 2015, respectively. No shares of preferred stock were issued and outstanding as of June 30, 2016 or December 31, 2015.

Noncontrolling Interests

As of June 30, 2016 and December 31, 2015, the Company held a 65.5% and 65.6% interest in the Operating Partnership, respectively. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 65.5% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest not held by the Company.

As of June 30, 2016, there were 16,322,171 Class A Units not held by the Company.

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

Subsequent to June 30, 2016
On July 7, 2016, the Company paid cash dividends of $5.9 million to common stockholders and the Operating Partnership paid cash distributions of $2.9 million to holders of Class A Units.

From July 1, 2016 to July 14, 2016, the Company issued and sold an aggregate of 676,903 shares of common stock under the New ATM Program at a weighted average price of $13.81 per share. Net proceeds to the Company after offering costs and commissions were $9.2 million.

8. Stock-Based Compensation

During the six months ended June 30, 2016, the Company granted an aggregate of 118,631 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $11.16 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

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

During the three and six months ended June 30, 2016, the Company recognized $0.3 million and $0.9 million of stock-based compensation expense, respectively. During the three and six months ended June 30, 2015, the Company recognized $0.3 million and $0.8 million of stock-based compensation expense, respectively. As of June 30, 2016, there were 105,191 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $0.8 million, which the Company expects to recognize over the next 21 months.

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

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of June 30, 2016 and December 31, 2015, were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$508,320	$511,181	$377,593	$384,691
Interest rate swap liabilities	2,492	2,492	1,082	1,082
Interest rate cap assets	96	96	164	164

10. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these condensed consolidated financial statements. Revenue from construction contracts with related party entities of the Company were $8.4 million and $14.9 million for the three and six months ended June 30, 2016, respectively. Gross profit from such contracts was $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively. Revenue from construction contracts with related party entities of the Company was $2.5 million and $4.0 million for the three and six months ended June 30, 2015, respectively. Gross profit from such contracts was less than $0.1 million and $0.2 million for the three and six months ended June 30, 2015. Real estate services fees from affiliated entities of the Company were not significant for either the three and six months ended June 30, 2016 or 2015. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for either the three and six months ended June 30, 2016 or 2015.

The Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Company’s initial public offering and formation transactions completed on May 13, 2013. In addition, the tax protection agreements provide that the Operating Partnership will offer certain of the original contributors, including certain of the Company’s directors and executive officers, the opportunity to guarantee debt, or, alternatively, to enter into a deficit restoration obligation, for ten years from the closing of the Company’s initial public offering in a manner intended to provide an allocation of Operating Partnership liabilities to the partner for federal income tax purposes. Pursuant to these tax protection agreements, certain of the Company’s executive officers have guaranteed $0.3 million of the Operating Partnership’s outstanding debt as of June 30, 2016.

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $184.1 million and $183.0 million as of June 30, 2016 and December 31, 2015, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of June 30, 2016 and December 31, 2015, the Operating Partnership had total outstanding letters of credit of $2.0 million and $8.0 million, respectively.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. as of June 30, 2016, and the related condensed consolidated statements of comprehensive income for the three and six-month periods ended June 30, 2016 and 2015, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015 and the condensed consolidated statement of equity for the six-month period ended June 30, 2016. These financial statements are the responsibility of the Company’s management.

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

McLean, Virginia

August 3, 2016

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States. As of June 30, 2016, we owned 100% of the interests in, and consolidate for financial reporting purposes, each of the following properties in our operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia - Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia - Virginia Beach	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Oyster Point	Office	Newport News, Virginia***
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Alexander Pointe	Retail	Salisbury, North Carolina**
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Broadmoor Plaza	Retail	South Bend, Indiana**
Columbus Village	Retail	Virginia Beach, Virginia*
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick's at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harper Hill Commons	Retail	Winston-Salem, North Carolina**

Property	Segment	Location
Harrisonburg Regal	Retail	Harrisonburg, Virginia
Kroger Junction	Retail	Pasadena, Texas**, ***
North Hampton Market	Retail	Taylors, South Carolina**
North Point Center	Retail	Durham, North Carolina
Oakland Marketplace	Retail	Oakland, Tennessee**
Parkway Marketplace	Retail	Virginia Beach, Virginia
Patterson Place	Retail	Durham, North Carolina**
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Providence Plaza	Retail	Charlotte, North Carolina
Sandbridge Commons	Retail	Virginia Beach, Virginia
Socastee Commons	Retail	Myrtle Beach, South Carolina
Southgate Square	Retail	Colonial Heights, Virginia
South Retail	Retail	Virginia Beach, Virginia*
South Square	Retail	Durham, North Carolina**
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Waynesboro Commons	Retail	Waynesboro, Virginia**
Wendover Village	Retail	Greensboro, North Carolina**
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith's Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*
*Located in the Town Center of Virginia Beach
** Acquired as part of eleven asset portfolio on January 14, 2016
*** Held for sale as of June 30, 2016

As of June 30, 2016, the following properties that we consolidate for financial reporting purposes were either under development or construction:

Property	Segment	Location
Lightfoot Marketplace	Retail	Williamsburg, Virginia
Johns Hopkins Village	Multifamily	Baltimore, Maryland
Brooks Crossing	Office/Retail	Newport News, Virginia

We own a 60% controlling financial interest in Lightfoot Marketplace. Subject to the occurrence of certain events, our ownership interest in Lightfoot Marketplace may increase to 70%. We own an 80% controlling financial interest in Johns Hopkins Village. The noncontrolling interest holder of Johns Hopkins Village has the right to exchange its 20% ownership interest for Class A units of limited partnership interest in the Operating Partnership upon and for a period of one year after the project’s completion. We are entitled to a preferred return of 9% on our investment in Johns Hopkins Village.We own a 65% controlling financial interest in Brooks Crossing.

Please see Note 4 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for information related to our investment in Durham City Center II, LLC, which is an unconsolidated subsidiary that we account for under the equity method of accounting.

Acquisitions and Dispositions

On April 29, 2016, we completed the acquisition of Southgate Square, located in Colonial Heights, Virginia, for aggregate consideration of $39.5 million, comprised of the assumption of $21.1 million in debt and 1,575,185 Class A Units.

On June 20, 2016, we completed the sale of the Willowbrook Commons property located in Nashville, Tennessee for $9.2 million.

On July 29, 2016, we completed the sale of the Kroger Junction property located in Pasadena, Texas for $3.7 million.

Second Quarter 2016 Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2016:

•Net income of $3.1 million, or $0.06 per diluted share, compared to $10.3 million, or $0.25 per diluted share, for the three months ended June 30, 2015.
•FFO of $11.7 million, or $0.24 per diluted share, compared to $8.8 million, or $0.22 per diluted share, for the three months ended June 30, 2015. See “Non-GAAP Financial Measures.”
•Normalized funds from operations (“FFO”) of $12.5 million, or $0.26 per diluted share, compared to $9.7 million, or $0.24 per diluted share, for the three months ended June 30, 2015. See “Non-GAAP Financial Measures.”
•Property segment net operating income (“NOI”) of $16.8 million compared to $13.3 million for the three months ended June 30, 2015:

•	Office NOI of $3.5 million compared to $5.5 million

•	Retail NOI of $10.6 million compared to $5.5 million

•	Multifamily NOI of $2.8 million compared to $2.3 million
•Same store NOI of $9.2 million compared to $9.1 million for the three months ended June 30, 2015:

•	Office same store NOI of $2.9 million compared to $2.7 million

•	Retail same store NOI of $4.6 million compared to $4.6 million

•	Multifamily same store NOI of $1.7 million compared to $1.7 million
•General contracting and real estate services segment gross profit of $1.2 million compared to $1.8 million for the three months ended June 30, 2015.
•Third party construction backlog of $252.3 million as of June 30, 2016.
•Raised $2.40 million of gross proceeds at a weighted average price of $11.35 per share under our Prior ATM Program (as defined below). Net proceeds totaled $2.40 million.
•Raised $18.6 million of gross proceeds at a weighted average price of $12.45 per share under our New ATM Program (as defined below). Net proceeds totaled $18.2 million.
•Declared cash dividends of $0.18 per share.
•Invested $42.0 million in the Annapolis Junction Town Center project in Annapolis Junction, Maryland (“Annapolis Junction”), an estimated $102.0 million mixed-use development project.

Segment Results of Operations

As of June 30, 2016, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses), or “NOI”, is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Rental revenues	$5,299	$8,052	$(2,753)	$10,820	$15,755	$(4,935)
Property expenses	1,824	2,507	(683)	3,819	4,952	(1,133)
Segment NOI	$3,475	$5,545	$(2,070)	$7,001	$10,803	$(3,802)

Office segment NOI for the three and six months ended June 30, 2016 decreased $2.1 million and $3.8 million, respectively, compared to the corresponding periods in 2015. This decrease is due to the sales of the Sentara Williamsburg, Richmond Tower and Oceaneering office buildings, which contributed $2.3 million and $3.9 million, respectively, in office segment NOI for the three and six months ended June 30, 2015. We completed the sale of the Sentara Williamsburg in the first quarter of 2015, the sale of the Oceaneering office building in the fourth quarter of 2015, and the sale of the Richmond Tower office building in the first quarter of 2016.

Office Same Store Results

Office same store results for the three months ended June 30, 2016 exclude new real estate development – 4525 Main Street – as well as the Sentara Williamsburg and Richmond Tower office buildings, which we sold in the first quarter of 2015 and the first quarter of 2016, respectively. Office same store results for the six months ended June 30, 2016 exclude those previously mentioned properties, as well as the administrative building for the Commonwealth of Virginia in Virginia Beach.

Office same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Rental revenues	$4,287	$4,277	$10	$8,466	$8,518	$(52)
Property expenses	1,430	1,555	(125)	2,942	3,181	(239)
Same Store NOI	$2,857	$2,722	$135	$5,524	$5,337	$187
Non-Same Store NOI	618	2,823	(2,205)	1,477	5,466	(3,989)
Segment NOI	$3,475	$5,545	$(2,070)	$7,001	$10,803	$(3,802)

Office same store NOI for the three and six months ended June 30, 2016 increased 5% and 4%, respectively, compared to the corresponding periods in 2015 as a result of lower use of utilities resulting from the milder winter in 2016 as compared to 2015.  These savings on utilities were offset by lower occupancy at the office properties in the Town Center of Virginia Beach, specifically One Columbus.

Retail Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Rental revenues	$14,113	$7,567	$6,546	$27,145	$14,192	$12,953
Property expenses	3,550	2,050	1,500	7,170	4,015	3,155
Segment NOI	$10,563	$5,517	$5,046	$19,975	$10,177	$9,798

Retail segment NOI for the three and six months ended June 30, 2016 increased $5.0 million and $9.8 million, respectively, compared to the corresponding periods in 2015. Acquisitions and new real estate development contributed $4.9 million and $9.8 million, respectively, of NOI during the three and six months ended June 30, 2016. Same store NOI growth accounted for the balance of the increase.

During the second quarter of 2015, we acquired Stone House Square in Hagerstown, Maryland and Perry Hall Marketplace in Perry Hall, Maryland. During the third quarter of 2015, we acquired Socastee Commons in Myrtle Beach, South Carolina, Columbus Village in Virginia Beach, Virginia and Providence Plaza in Charlotte, North Carolina. During the first quarter of 2016, we acquired the eleven property retail portfolio. During the second quarter of 2016, we acquired Southgate Square in Colonial Heights, Virginia.

Retail Same Store Results

Retail same store results exclude new real estate development – Sandbridge Commons – as well as new property acquisitions – Stone House Square, Perry Hall Marketplace, Socastee Commons, Columbus Village, Providence Plaza, the eleven property retail portfolio and Southgate Square.

Retail same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Rental revenues	$6,451	$6,403	$48	$13,059	$12,909	$150
Property expenses	1,825	1,777	48	3,771	3,718	53
Same Store NOI	$4,626	$4,626	$—	$9,288	$9,191	$97
Non-Same Store NOI	5,937	891	5,046	10,687	986	9,701
Segment NOI	$10,563	$5,517	$5,046	$19,975	$10,177	$9,798

Retail same store NOI for the three months ended June 30, 2016 remained constant and increased 1% for the six months ended June 30, 2016, compared to the corresponding periods in 2015. The increase for the six months ended June 30, 2016 was the result of higher occupancy at retail properties in the Town Center of Virginia Beach, particularly South Retail and the redeveloped ground floor space at Dick’s at Town Center.

Multifamily Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Rental revenues	$4,839	$4,289	$550	$9,569	$8,151	$1,418
Property expenses	2,079	2,033	46	4,142	4,040	102
Segment NOI	$2,760	$2,256	$504	$5,427	$4,111	$1,316

Multifamily segment NOI for the three and six months ended June 30, 2016 increased $0.5 million and $1.3 million, respectively, compared to the corresponding periods in 2015, primarily as a result of the stabilization of Encore Apartments and Liberty Apartments, as well as improved leasing at The Cosmopolitan. Liberty Apartments stabilized in the third quarter of 2015.

Multifamily Same Store Results

Multifamily same store results exclude new real estate development – Encore Apartments and Whetstone Apartments – as well as Liberty Apartments, which was acquired during the first quarter of 2014 and stabilized in the third quarter of 2015.

Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Rental revenues	$3,021	$3,027	$(6)	$6,072	$5,964	$108
Property expenses	1,299	1,321	(22)	2,620	2,571	49
Same Store NOI	$1,722	$1,706	$16	$3,452	$3,393	$59
Non-Same Store NOI	1,038	550	488	1,975	718	1,257
Segment NOI	$2,760	$2,256	$504	$5,427	$4,111	$1,316

Multifamily same store NOI for the three and six months ended June 30, 2016 increased 1% and 2%, respectively, compared to the corresponding periods in 2015. The increase for the three months ended June 30, 2016 was primarily due to timing of expenses, while the increase for the six months ended June 30, 2016 was primarily because of improved leasing at The Cosmopolitan in the Town Center of Virginia Beach and Smith’s Landing.

General Contracting and Real Estate Services Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Segment revenues	$33,200	$47,066	$(13,866)	$70,003	$76,137	$(6,134)
Segment expenses	32,025	45,283	(13,258)	67,062	73,425	(6,363)
Segment gross profit	1,175	1,783	(608)	2,941	2,712	229
Operating margin	3.5%	3.8%	(0.3)%	4.2%	3.6%	0.6%

Segment profit for the three and six months ended June 30, 2016 decreased $0.6 million and increased $0.2 million compared to the corresponding periods in 2015 because of timing of volume on our construction contracts. The overall operating margin on our construction contracts for the three and six months ended June 30, 2016 fluctuated compared to the overall operating margin for the corresponding periods in 2015 due to the closeout of certain projects and timing of work completed.

The changes in third party construction backlog for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Beginning backlog	$176,180	$138,448	$83,433	$159,139
New contracts/change orders	109,289	104,077	238,790	112,406
Work performed	(33,151)	(47,013)	(69,905)	(76,033)
Ending backlog	$252,318	$195,512	$252,318	$195,512

During the six months ended June 30, 2016, we added $64.9 million to backlog for the construction of the Point Street Apartments project, $61.6 million in backlog for the City Center project in Durham, North Carolina and $68.4 million in backlog on the Annapolis Junction project.   As of June 30, 2016, we had $60.1 million in backlog on the Point Street Apartments project, $58.0 million in backlog on the City Center project and $66.2 million in backlog on the Annapolis Junction project.

As of June 30, 2016, we had $25.6 million in backlog related to the 27th Street Oceanfront hotel project, which we expect to substantially complete in 2017.

As of June 30, 2016, we had $3.4 million of backlog on the Exelon construction project at the Inner Harbor of Baltimore, Maryland, which we expect to substantially complete in the third quarter of 2016.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Revenues
Rental revenues	$24,251	$19,908	$4,343	$47,534	$38,098	$9,436
General contracting and real estate services revenues	33,200	47,066	(13,866)	70,003	76,137	(6,134)
Total revenues	57,451	66,974	(9,523)	117,537	114,235	3,302
Expenses
Rental expenses	5,071	4,631	440	10,400	9,391	1,009
Real estate taxes	2,382	1,959	423	4,731	3,616	1,115
General contracting and real estate services expenses	32,025	45,283	(13,258)	67,062	73,425	(6,363)
Depreciation and amortization	8,602	5,766	2,836	16,751	10,674	6,077
General and administrative expenses	2,224	2,096	128	4,708	4,424	284
Acquisition, development and other pursuit costs	437	591	(154)	1,141	762	379
Impairment charges	—	23	(23)	35	23	12
Total expenses	50,741	60,349	(9,608)	104,828	102,315	2,513
Operating income	6,710	6,625	85	12,709	11,920	789
Interest income	722	—	722	904	—	904
Interest expense	(3,978)	(3,358)	(620)	(7,769)	(6,404)	(1,365)
Loss on extinguishment of debt	—	(180)	180	—	(407)	407
Gain on real estate dispositions and acquisitions	13	7,210	(7,197)	26,687	13,407	13,280
Change in fair value of interest rate derivatives	(373)	(40)	(333)	(2,762)	(187)	(2,575)
Other (expense) income	43	24	19	119	39	80
Income before taxes	3,137	10,281	(7,144)	29,888	18,368	11,520
Income tax benefit (provision)	(6)	4	(10)	(224)	35	(259)
Net income	$3,131	$10,285	$(7,154)	$29,664	$18,403	$11,261

Rental revenues for the three and six months ended June 30, 2016 increased $4.3 million and $9.4 million, respectively, compared to the corresponding periods in 2015, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)
Office	$5,299	$8,052	$(2,753)	$10,820	$15,755	$(4,935)
Retail	14,113	7,567	6,546	27,145	14,192	12,953
Multifamily	4,839	4,289	550	9,569	8,151	1,418
	$24,251	$19,908	$4,343	$47,534	$38,098	$9,436

Office rental revenues for the three and six months ended June 30, 2016 decreased 34% and 31%, respectively, compared to the corresponding periods in 2015 as a result of the sales of the Sentara Williamsburg, Oceaneering and Richmond Tower office buildings, which contributed $2.8 million and $5.1 million in office rental revenues for the three and six months ended June 30, 2015, compared to $0.0 million and $0.2 million, respectively, for the three and six months ended June 30, 2016.  This decrease was partially offset by rents from new real estate developments. Office same store rental revenues fluctuated slightly during the three and six months ended June 30, 2016, driven primarily by lower occupancy at our office buildings, specifically One Columbus. These decreases were partially offset by lower utility expenses.

Retail rental revenues for the three and six months ended June 30, 2016 increased 87% and 91%, respectively, compared to the corresponding periods in 2015 as a result of property acquisitions, our delivery of Greentree Shopping Center and organic growth in the same store retail portfolio due to higher occupancy rates. The eleven property retail portfolio and Southgate Square contributed $5.1 million and $8.5 million in retail rental revenues for the three and six months ended June 30, 2016.

Multifamily rental revenues for the three and six months ended June 30, 2016 increased 13% and 17%, respectively, compared to the corresponding periods in 2015 as a result of the stabilization of Encore Apartments and Liberty Apartments as well as higher occupancy at The Cosmopolitan. Liberty Apartments stabilized in the third quarter of 2015.

General contracting and real estate services revenues for the three and six months ended June 30, 2016 increased 29% and 8%, respectively, compared to the corresponding periods in 2015 as a result of higher construction volume, primarily related to the Point Street Apartments, City Center and 27th Street Oceanfront hotel construction projects.

Rental expenses for the three and six months ended June 30, 2016 increased $0.4 million and $1.0 million, respectively, compared to the corresponding periods in 2015, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change

Office	$1,298	$1,704	$(406)	$2,754	$3,458	$(704)
Retail	2,220	1,346	874	4,556	2,745	1,811
Multifamily	1,553	1,581	(28)	3,090	3,188	(98)
	$5,071	$4,631	$440	$10,400	$9,391	$1,009

Office rental expenses for the three and six months ended June 30, 2016 decreased compared to the corresponding periods in 2015 due to the sales of the Sentara Williamsburg and Richmond Tower office buildings. Retail rental expenses for the three and six months ended June 30, 2016 increased compared to the corresponding periods in 2015 as a result of property acquisitions. Multifamily rental expenses decreased due to the disposition of Whetstone Apartments.

Real estate taxes for the three and six months ended June 30, 2016 increased $0.4 million and $1.1 million, respectively, compared to the corresponding periods in 2015, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change

Office	$526	$803	$(277)	$1,065	$1,494	$(429)
Retail	1,330	704	626	2,614	1,270	1,344
Multifamily	526	452	74	1,052	852	200
	$2,382	$1,959	$423	$4,731	$3,616	$1,115

Office real estate taxes for the three and six months ended June 30, 2016 decreased compared to the corresponding periods in 2015 due to the sales of the Sentara Williamsburg and Richmond Tower office buildings. Retail and multifamily real estate taxes for the three and six months ended June 30, 2016 increased compared to the corresponding periods in 2015 as a result of acquisitions and increases from new tax assessments.

General contracting and real estate services expenses for the three and six months ended June 30, 2016 increased 29% and 9%, respectively, compared to the corresponding periods in 2015 because of higher volume on our construction contracts.

Depreciation and amortization for the three and six months ended June 30, 2016 increased 49% and 57%, respectively, compared to the corresponding periods in 2015 as a result of property acquisitions.

General and administrative expenses for the three and six months ended June 30, 2016 increased 6% and 6%, respectively, compared to the corresponding periods in 2015 as a result of higher regulatory and compliance costs as well as higher compensation and benefit costs from increased employee headcount.

Acquisition, development and other pursuit costs for the three months ended June 30, 2016 decreased compared to the corresponding period in 2015, and increased for the six months ended June 30, 2016 compared to the corresponding period in 2015. Approximately $0.1 million and $0.7 million of the acquisition costs incurred in the three and six months ended June 30, 2016 were related to the eleven property retail portfolio acquisition. Socastee Commons, Perry Hall Marketplace and Stone House Square were acquired during the six months ended June 30, 2015.

Impairment charges were not significant for the three and six months ended June 30, 2016 or 2015.

Interest expense for the three and six months ended June 30, 2016 increased 18% and 21%, respectively, compared to the corresponding periods in 2015, primarily as a result of increased borrowings.

The change in fair value of interest rate derivatives for the three and six months ended June 30, 2016 increased $0.3 million and $2.6 million, respectively, due to the $1.0 million adjustment made for interest rate derivatives.

During the three and six months ended June 30, 2015, we recognized losses on extinguishment of debt of $0.2 million and $0.4 million, respectively, representing the unamortized debt issuance costs associated with repaid mortgages in connection with the closing of our new credit facility. No losses on extinguishment of debt were recognized in the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2016, we recognized gains of $0.01 million and $26.7 million, respectively, on our sales of Willowbrook Commons, the Richmond Tower office building and the Newport News Economic Authority building. During the three and six months ended June 30, 2015, we recognized gains of $7.2 million and $13.4 million, respectively, on our sales of the Sentara Williamsburg office building and Whetstone Apartments.

Income tax benefits (provisions) that we recognized during the three and six months ended June 30, 2016 and 2015 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, borrowings available under our credit facility and proceeds from the sale of common stock through our new at-the-market continuous equity offering program (“New ATM Program”), which is discussed below.

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

As of June 30, 2016, we had unrestricted cash and cash equivalents of $20.0 million available for both current liquidity needs as well as development activities. We also had restricted cash of $3.2 million available for property improvements and required maintenance. As of June 30, 2016, we had $41.0 million available under our credit facility and $56.4 million available for future issuance under our New ATM Program to meet our short-term liquidity requirements.

ATM Equity Offering Programs

On May 4, 2016, we commenced our New ATM Program through which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $75.0 million. Upon commencing our New ATM Program, we simultaneously terminated our prior $50.0 million at-the-market continuous equity offering program (the "Prior ATM Program"), which we entered into in May 2015 and under which we sold an aggregate of 2,261,068 shares of common stock, resulting in aggregate net proceeds of $23.1 million. Our sale of shares under the New ATM Program will depend on a variety of factors, including among other things, market conditions, the trading price of our common stock, capital needs and our determination of appropriate sources of funding. We have no obligation to sell any shares and may at any time suspend or terminate the New ATM Program. Each of our sales agents are entitled to a commission of up to 2.0% of the gross offering proceeds of shares that they sell through the New ATM Program. We intend to use any net proceeds from the sale of shares through the ATM Equity Offering Program to fund development or redevelopment activities, fund potential acquisition opportunities, repay indebtedness, including amounts outstanding under our credit facility, or for general corporate purposes. In the three months ended June 30, 2016, we raised $2.40 million of gross proceeds at a weighted average price of $11.35 per share under the Prior ATM Program, resulting in net proceeds after offering costs and commissions of $2.40 million. In the three months ended June 30, 2016, we raised $18.6 million of gross proceeds at a weighted average price of $12.45 per share under the New ATM Program, resulting in net proceeds after offering costs and commissions of $18.2 million.

Credit Facility

On February 20, 2015, we entered into a $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. The credit facility replaced the prior $155.0 million senior secured revolving credit facility that was scheduled to mature on May 13, 2016. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, development and redevelopment of properties in our portfolio and for working capital.

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

We are currently in compliance with all covenants under the credit facility.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2016 ($ in thousands):

Secured Debt	Amount Outstanding		Interest Rate(a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
249 Central Park Retail	$15,134		5.99%			September 8, 2016	$15,084
South Retail	6,677		5.99			September 8, 2016	6,655
Fountain Plaza Retail	7,567		5.99			September 8, 2016	7,542
4525 Main Street	31,613		LIBOR+1.95	2.41%		January 30, 2017	31,613
Encore Apartments	25,184		LIBOR+1.95	2.41%		January 30, 2017	25,184
North Point Note 5	654		LIBOR+2.00	3.57%	(b)	February 1, 2017	641
Oyster Point	6,400		LIBOR+1.40 to 2.00	2.21%		February 28, 2017	6,400
Harrisonburg Regal	3,361		6.06			June 8, 2017	3,165
Commonwealth of Virginia – Chesapeake	4,933		LIBOR+1.90	2.36%		August 28, 2017	4,933
Hanbury Village	20,841		6.67			October 11, 2017	20,499
Lightfoot Marketplace	9,449		LIBOR+1.90	2.36%		November 14, 2017	9,449
Sandbridge Commons	9,494		LIBOR+1.85	2.31%		January 17, 2018	9,009
Southgate Square	21,150		LIBOR+2.00	2.46%		April 29, 2021	20,665
Columbus Village Note 1	6,346		LIBOR+2.00	3.05%	(b)	April 5, 2018	5,891
Columbus Village Note 2	2,287		LIBOR+2.00	2.46%		April 5, 2018	2,108
Johns Hopkins Village	29,973		LIBOR+1.90	2.34%		July 30, 2018	29,973
North Point Note 1	9,874		6.45			February 5, 2019	9,333
Socastee Commons	4,912	(c)	4.57			January 6, 2023	4,223
North Point Note 2	2,614		7.25			September 15, 2025	1,344
Smith's Landing	20,873		4.05			June 1, 2035	—
Liberty Apartments	20,161	(c)	5.66			November 1, 2043	—
The Cosmopolitan	46,205		3.75			July 1, 2051	—
Total secured debt	$305,702						$213,711
Unsecured Debt
Revolving credit facility	107,000		LIBOR+1.40 to 2.00	2.21%		February 20, 2019	107,000
Term loan	50,000		LIBOR+1.35 to 1.95	2.16%		February 20, 2020	50,000
Term loan	50,000		LIBOR+1.35 to 1.95	3.70%	(b)	February 20, 2020	50,000
Total unsecured debt	$207,000						$207,000
Unamortized GAAP adjustments	(4,382)						—
Indebtedness, net	$508,320						$420,711
(a)LIBOR rate is determined by individual lenders.
(b)Subject to an interest rate swap agreement.
(c)Principal balance excluding fair value adjustments.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of June 30, 2016, our outstanding indebtedness matures during the following years ($ in thousands):

Year	Amount Due	Percentage of Total
2016	$30,909	6%
2017	105,200	21%
2018	50,191	10%
2019	119,039	23%
2020	102,805	20%
Thereafter	104,558	20%
	$512,702	100%

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

As of June 30, 2016, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
March 14, 2014	March 1, 2017	1.25%	50,000
October 26, 2015	October 15, 2017	1.25%	75,000
February 25, 2016	March 1, 2018	1.50%	75,000
June 17, 2016	June 17, 2018	1.00%	70,000
Total			$270,000

As of June 30, 2016, the notional amounts of our LIBOR interest rate cap agreements with strike rates below and above 1.25% were as follows ($ in thousands):

Strike Rate	Notional Amount
≤ 1.25%	$195,000
> 1.25%	75,000
Total	$270,000

On February 25, 2016, we entered into a LIBOR interest rate cap agreement on a notional amount of $75.0 million at a strike rate of 1.50% for a premium of less than $0.1 million.  The interest rate cap agreement expires on March 1, 2018.

On June 17, 2016, we entered into a LIBOR interest rate cap agreement on a notional amount of $70.0 million at a strike rate of 1.00% for a premium of less than $0.1 million. The interest rate cap agreement expires on June 17, 2018.

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of June 30, 2016, we had aggregate outstanding standby letters of credit totaling $2.0 million that expire during 2016. However, any of our standby letters of credit may be renewed for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Six Months Ended June 30,
	2016	2015	Change
	($ in thousands)
Operating Activities	$18,948	$5,305	$13,643
Investing Activities	(149,389)	(20,172)	(129,217)
Financing Activities	123,436	16,340	107,096
Net Increase (Decrease)	$(7,005)	$1,473	$(8,478)
Cash and Cash Equivalents, Beginning of Period	$26,989	$25,883
Cash and Cash Equivalents, End of Period	$19,984	$15,191

Net cash provided by operating activities during the six months ended June 30, 2016 increased 257% compared to the six months ended June 30, 2015, primarily as a result of increased net cash collected under our construction contracts and increased depreciation and amortization. This increase was offset by a $13.3 million increase in the gain on real estate dispositions in 2016 when compared to the dispositions which occurred in 2015.

During the six months ended June 30, 2016, we invested 641% more cash compared to the six months ended June 30, 2015, primarily as a result of our acquisitions of the eleven property retail portfolio and Southgate Square, coupled with the mezzanine financing in Annapolis Junction.

Net cash provided by financing activities during the six months ended June 30, 2016 increased 655% compared to the six months ended June 30, 2015, primarily as a result of net proceeds from common stock sales and increased borrowing on the credit facility.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and six months ended June 30, 2016 and 2015 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Net income	$3,131	$10,285	$29,664	$18,403
Depreciation and amortization	8,602	5,766	16,751	10,674
Gain on real estate dispositions and acquisitions	(13)	(7,210)	(26,257)	(13,407)
Funds from operations	$11,720	$8,841	$20,158	$15,670
Acquisition, development and other pursuit costs	437	591	1,141	762
Impairment charges	—	23	35	23
Loss on extinguishment of debt	—	180	—	407
Change in fair value of interest rate derivatives	$373	$40	$2,762	$187
Normalized funds from operations	$12,530	$9,675	$24,096	$17,049
FFO per diluted share	$0.24	$0.22	$0.42	$0.39
Normalized FFO per diluted share	$0.26	$0.24	$0.51	$0.43
Weighted average common shares - diluted	48,849	40,356	47,534	40,088

The adjustment for gain on real estate dispositions and acquisitions excludes the gain on the Newport News Economic Authority building because this building was sold before being placed in service.

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

At June 30, 2016, approximately $215.2 million, or 42.0%, of our debt had fixed interest rates and approximately $297.5 million, or 58.0%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $3.0 million per year. At June 30, 2016, LIBOR was approximately 46 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $1.4 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2016, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ARMADA HOFFLER PROPERTIES, INC.

Date: August 3, 2016	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2016	/s/ MICHAEL P. O’HARA
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