Form 10-Q
period 2016-09-30
Armada Hoffler Properties, Inc.
filed 2016-11-02
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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
◻ Yes     ☒  No

As of November 1, 2016, the Registrant had 36,425,422 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	September 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Real estate investments:
Income producing property	$844,127	$579,000
Held for development	1,933	1,180
Construction in progress	13,895	53,411
	859,955	633,591
Accumulated depreciation	(133,288)	(125,380)
Net real estate investments	726,667	508,211
Real estate investments held for sale	—	40,232
Cash and cash equivalents	23,890	26,989
Restricted cash	3,471	2,824
Accounts receivable, net	15,100	21,982
Notes receivable	49,935	7,825
Construction receivables, including retentions	39,981	36,535
Construction contract costs and estimated earnings in excess of billings	419	88
Equity method investments	10,360	1,411
Other assets	62,022	43,450
Total Assets	$931,845	$689,547
LIABILITIES AND EQUITY
Indebtedness, net	$513,993	$377,593
Accounts payable and accrued liabilities	10,604	6,472
Construction payables, including retentions	51,203	52,067
Billings in excess of construction contract costs and estimated earnings	6,560	2,224
Other liabilities	39,517	25,471
Total Liabilities	$621,877	$463,827
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 34,255,874 and 30,076,359 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	342	300
Additional paid-in capital	153,571	102,906
Distributions in excess of earnings	(46,066)	(53,010)
Accumulated other comprehensive loss	—	(648)
Total stockholders’ equity	107,847	49,548
Noncontrolling interests	202,121	176,172
Total Equity	309,968	225,720
Total Liabilities and Equity	$931,845	$689,547
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental revenues	$25,305	$21,303	$72,839	$59,401
General contracting and real estate services revenues	38,552	53,822	108,555	129,959
Total revenues	63,857	75,125	181,394	189,360

Expenses
Rental expenses	5,834	4,865	16,234	14,256
Real estate taxes	2,356	2,056	7,087	5,672
General contracting and real estate services expenses	37,274	51,716	104,336	125,141
Depreciation and amortization	8,885	6,317	25,636	16,991
General and administrative expenses	2,156	1,873	6,864	6,297
Acquisition, development and other pursuit costs	345	288	1,486	1,050
Impairment charges	149	—	184	23
Total expenses	56,999	67,115	161,827	169,430
Operating income	6,858	8,010	19,567	19,930
Interest income	1,024	—	1,928	—
Interest expense	(4,124)	(3,518)	(11,893)	(9,922)
Loss on extinguishment of debt	(82)	(3)	(82)	(410)
Gain on real estate dispositions	3,753	—	30,440	13,407
Change in fair value of interest rate derivatives	498	(51)	(2,264)	(238)
Other income	35	17	154	56
Income before taxes	7,962	4,455	37,850	22,823
Income tax provision	(16)	(118)	(240)	(83)
Net income	7,946	4,337	37,610	22,740
Net income attributable to noncontrolling interests	(2,734)	(1,649)	(12,994)	(8,426)
Net income attributable to stockholders	$5,212	$2,688	$24,616	$14,314
Net income per share and unit:
Basic and diluted	$0.15	$0.10	$0.77	$0.56
Weighted-average outstanding:
Common shares	33,792	25,958	31,913	25,532
Common units	17,720	15,919	16,956	15,159
Basic and diluted	51,512	41,877	48,869	40,691
Dividends and distributions declared per common share and unit	$0.18	$0.17	$0.54	$0.51
Comprehensive income:
Net income	$7,946	$4,337	$37,610	$22,740
Unrealized cash flow hedge losses	—	(1,026)	—	(1,574)
Realized cash flow hedge losses reclassified to net income	—	13	—	13
Comprehensive income	7,946	3,324	37,610	21,179
Comprehensive income attributable to noncontrolling interests	(2,734)	(1,264)	(12,994)	(7,837)
Comprehensive income attributable to stockholders	$5,212	$2,060	$24,616	$13,342

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statement of Equity

(In thousands, except share data)
(Unaudited)

	Shares of common stock	Common Stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests	Total Equity
Balance, January 1, 2016	30,076,359	$300	$102,906	$(53,010)	$(648)	$49,548	$176,172	$225,720
Net income	—	—	—	24,616	—	24,616	12,994	37,610
Dedesignation of cash flow hedge	—	—	—	—	648	648	400	1,048
Net proceeds from sales of common stock	4,079,482	40	49,865	—	—	49,905	—	49,905
Restricted stock awards	119,985	2	1,118	—	—	1,120	—	1,120
Restricted stock award forfeitures	(19,952)	—	(216)	—	—	(216)	—	(216)
Acquisitions of real estate investments in exchange for operating partnership units	—	—	(100)	—	—	(100)	21,178	21,078
Redemption of operating partnership units	—	—	(2)	—	—	(2)	(56)	(58)
Dividends and distributions declared	—	—	—	(17,672)	—	(17,672)	(8,567)	(26,239)
Balance, September 30, 2016	34,255,874	$342	$153,571	$(46,066)	$—	$107,847	$202,121	$309,968

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$37,610	$22,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	17,055	13,998
Amortization of leasing costs and in-place lease intangibles	8,581	2,993
Accrued straight-line rental revenue	(765)	(1,724)
Amortization of leasing incentives and above or below-market rents	(61)	564
Accrued straight-line ground rent expense	291	224
Bad debt expense	178	123
Noncash stock compensation	864	755
Impairment charges	184	23
Noncash interest expense	687	791
Noncash loss on extinguishment of debt	82	410
Gain on real estate dispositions	(30,440)	(13,407)
Change in the fair value of derivatives	2,264	238
Changes in operating assets and liabilities:
Property assets	(4,938)	(2,524)
Property liabilities	3,856	2,369
Construction assets	(5,863)	(29,027)
Construction liabilities	9,197	19,078
Net cash provided by operating activities	38,782	17,624
INVESTING ACTIVITIES
Development of real estate investments	(48,671)	(40,293)
Tenant and building improvements	(4,399)	(3,794)
Acquisitions of real estate investments, net of cash received	(177,865)	(64,945)
Dispositions of real estate investments	96,312	50,613
Government development grants	—	300
Notes receivable issuances	(42,110)	—
(Decrease) increase in restricted cash	(210)	742
Leasing costs	(1,601)	(1,715)
Leasing incentives	(188)	(1,563)
Contributions to equity method investments	(8,949)	—
Net cash used for investing activities	(187,681)	(60,655)
FINANCING ACTIVITIES
Proceeds from sales of common stock	51,088	7,687
Offering costs	(1,183)	(321)
Debt issuances, credit facility and construction loan borrowings	290,105	200,267
Debt and credit facility repayments, including principal amortization	(167,659)	(153,321)
Debt issuance costs	(1,791)	(1,844)
Redemption of operating partnership units	(58)	(79)
Dividends and distributions	(24,702)	(20,050)
Net cash provided by financing activities	145,800	32,339
Net decrease in cash and cash equivalents	(3,099)	(10,692)
Cash and cash equivalents, beginning of period	26,989	25,883
Cash and cash equivalents, end of period	$23,890	$15,191
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

As of September 30, 2016, the Company owned 100% of the interests in, and consolidated for financial reporting purposes, each of the following properties in its operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia - Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia - Virginia Beach	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Alexander Pointe	Retail	Salisbury, North Carolina
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Broadmoor Plaza	Retail	South Bend, Indiana
Columbus Village	Retail	Virginia Beach, Virginia*
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick's at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harper Hill Commons	Retail	Winston-Salem, North Carolina
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Hampton Market	Retail	Taylors, South Carolina
North Point Center	Retail	Durham, North Carolina
Oakland Marketplace	Retail	Oakland, Tennessee
Parkway Marketplace	Retail	Virginia Beach, Virginia
Patterson Place	Retail	Durham, North Carolina
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Providence Plaza	Retail	Charlotte, North Carolina
Sandbridge Commons	Retail	Virginia Beach, Virginia
Socastee Commons	Retail	Myrtle Beach, South Carolina
Southgate Square	Retail	Colonial Heights, Virginia

Property	Segment	Location
Southshore Shops	Retail	Chesterfield, Virginia
South Retail	Retail	Virginia Beach, Virginia*
South Square	Retail	Durham, North Carolina
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Waynesboro Commons	Retail	Waynesboro, Virginia
Wendover Village	Retail	Greensboro, North Carolina
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith's Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*
*Located in the Town Center of Virginia Beach

As of September 30, 2016, the following properties that the Company consolidates for financial statement purposes were under development or construction:

Property	Segment	Location	Ownership Interest
Brooks Crossing	Office/Retail	Newport News, Virginia	65%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	80%	(1)
Lightfoot Marketplace	Retail	Williamsburg, Virginia	70%
Town Center Phase VI	Multifamily	Virginia Beach, Virginia*	80%
Harding Place	Multifamily	Charlotte, North Carolina	80%

(1)
The noncontrolling interest holder of Johns Hopkins Village has the right to exchange its 20% ownership interest for Class A units of limited partnership interest in the Operating Partnership (“Class A Units”) upon and for a period of one year after the project’s completion.  The Company is entitled to a preferred return of 9% on its investment in Johns Hopkins Village.

*Located in the Town Center of Virginia Beach

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

On August 26, 2016, the FASB issued new guidance that addresses eight classification issues related to the statement of cash flows. Early adoption is permitted, including adoption in an interim period. This guidance should be applied retrospectively to each period presented. This new guidance is effective for the Company on January 1, 2018. Management is currently evaluating the potential impact of the new guidance on the Company’s consolidated financial statements.

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

Net operating income of the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Office real estate
Rental revenues	$5,277	$8,092	$16,097	$23,847
Rental expenses	1,553	1,758	4,307	5,216
Real estate taxes	485	734	1,550	2,228
Segment net operating income	3,239	5,600	10,240	16,403
Retail real estate
Rental revenues	14,340	8,523	41,485	22,715
Rental expenses	2,264	1,478	6,820	4,223
Real estate taxes	1,339	810	3,953	2,080
Segment net operating income	10,737	6,235	30,712	16,412
Multifamily residential real estate
Rental revenues	5,688	4,688	15,257	12,839
Rental expenses	2,017	1,629	5,107	4,817
Real estate taxes	532	512	1,584	1,364
Segment net operating income	3,139	2,547	8,566	6,658
General contracting and real estate services
Segment revenues	38,552	53,822	108,555	129,959
Segment expenses	37,274	51,716	104,336	125,141
Segment gross profit	1,278	2,106	4,219	4,818
Net operating income	$18,393	$16,488	$53,737	$44,291

General contracting and real estate services revenues for the three and nine months ended September 30, 2016 exclude revenue related to intercompany construction contracts of $7.8 million and $40.7 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2016 exclude expenses related to intercompany construction contracts of $7.6 million and $40.2 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2016 include noncash stock compensation expense of less than $0.1 million and $0.4 million, respectively.

General contracting and real estate services revenues for the three and nine months ended September 30, 2015 exclude revenue from intercompany construction contracts of $11.4 million and $27.9 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2015 exclude expenses for intercompany construction contracts of $11.3 million and $27.7 million, respectively. General contracting and real estate services expenses for the three and nine months ended September 30, 2015 include noncash stock compensation expense of less than $0.1 million and $0.2 million, respectively.

The following table reconciles net operating income to net income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net operating income	$18,393	$16,488	$53,737	$44,291
Depreciation and amortization	(8,885)	(6,317)	(25,636)	(16,991)
General and administrative expenses	(2,156)	(1,873)	(6,864)	(6,297)
Acquisition, development and other pursuit costs	(345)	(288)	(1,486)	(1,050)
Impairment charges	(149)	—	(184)	(23)
Interest income	1,024	—	1,928	—
Interest expense	(4,124)	(3,518)	(11,893)	(9,922)
Loss on extinguishment of debt	(82)	(3)	(82)	(410)
Gain on real estate dispositions	3,753	—	30,440	13,407
Change in fair value of interest rate derivatives	498	(51)	(2,264)	(238)
Other income	35	17	154	56
Income tax provision	(16)	(118)	(240)	(83)
Net income	$7,946	$4,337	$37,610	$22,740

General and administrative expenses for the three and nine months ended September 30, 2016 include noncash stock compensation expense of $0.1 million and $0.6 million, respectively. General and administrative expenses for the three and nine months ended September 30, 2015 include noncash stock compensation expense of $0.2 million and $0.6 million, respectively.

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

On January 14, 2016, the Company completed the acquisition of an 11 asset retail portfolio totaling 1.1 million square feet for a gross purchase price of $170.5 million, less normal closing adjustments.

On April 29, 2016, the Company completed the acquisition of Southgate Square located in Colonial Heights, Virginia, for aggregate consideration of $39.5 million, comprised of the assumption of $21.1 million in debt (which approximates fair value as of the closing date) and 1,575,185 Class A Units.

As part of the Southgate Square purchase agreement, the Company acquired an option to purchase an adjacent undeveloped land parcel from the seller. The option for the land parcel is valid for an initial period of two years, and its value would be determined by applying a mutually agreed upon capitalization rate to the base rent of tenants provided by the seller and approved by the Company. If, at the end of the two-year period, no suitable tenants have been found, the Company has the option of either paying $3.0 million to the seller for the land parcel or extending the period for an additional year. If, at the end of the additional year, no suitable tenants have been found, the Company can either pay $1.25 million to the seller for the land parcel or let the option expire. Management has evaluated the option and determined that its value is immaterial to the consolidated financial statements.

On August 4, 2016, the Company completed the acquisition of Southshore Shops located in Chesterfield, Virginia, for aggregate consideration of $9.3 million, comprised of $6.7 million in cash and 189,160 Class A Units.

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed during the nine months ended September 30, 2016 (in thousands):

	Retail Portfolio	Southgate Square	Southshore Shops	Total
Land	$66,260	$8,890	$1,770	$76,920
Site improvements	3,870	2,140	490	6,500
Building and improvements	88,820	23,810	6,019	118,649
In-place leases	20,630	5,990	1,140	27,760
Above-market leases	1,960	100	120	2,180
Below-market leases	(11,040)	(1,400)	(190)	(12,630)
Net assets acquired	$170,500	$39,530	$9,349	$219,379

The following table summarizes the consolidated results of operations of the Company on a pro forma basis, as if the 11 asset retail portfolio acquisition had occurred on January 1, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Rental revenues	$25,305	$25,918	$73,370	$73,247
Net income	7,946	5,493	11,639	11,814

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

For the three months ended September 30, 2016, rental revenues and net income from the acquired properties for the period from the respective acquisition dates to September 30, 2016 included in the consolidated statement of comprehensive income was $4.8 million and $0.7 million, respectively. For the nine months ended September 30, 2016, rental revenues and net income from the acquired properties for the period from the respective acquisition dates to September 30, 2016 included in the consolidated statement of comprehensive income was $13.3 million and $2.1 million, respectively.

Subsequent to September 30, 2016

On October 13, 2016, the Company completed the acquisition of a stabilized retail asset for aggregate consideration of 2,000,000 shares of the Company's common stock, which based on the closing stock price on the date of the acquisition, leads to an acquisition price of $26.2 million.

Investment in Unconsolidated Entities

City Center

On February 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed use tower in Durham, North Carolina.  As of September 30, 2016, the Company has invested $10.3 million in City Center. The Company has agreed to guarantee 37% of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center.  As of September 30, 2016, the construction loan has not been drawn against.

As of September 30, 2016, the difference between the carrying value of the Company’s initial investment in City Center and the amount of underlying equity was immaterial. For the three and nine months ended September 30, 2016, City Center did not have any operating activity, and therefore the Company did not receive any dividends or allocated income.

Based on the terms of City Center’s operating agreement, the Company has concluded that City Center is a variable interest entity, and that the Company holds a variable interest. The Company does not have the power to direct the activities of the project that most significantly impact its performance.   Accordingly, the Company is not the project’s primary beneficiary and, therefore, does not consolidate City Center in its consolidated financial statements.

Point Street Apartments

The Company holds a note receivable for the Point Street Apartments project, which was entered into in October 2015.  The Company has agreed to fund up to $23.0 million for this project. The balance of the note receivable was $19.3 million and $7.8 million as of September 30, 2016 and December 31, 2015, respectively. During the three and nine months ended September 30, 2016, the Company recognized $0.4 million and $0.8 million of interest income on the note, respectively.  No portion of the note receivable balance is past due and the Company has not recorded an impairment balance on the note.

Annapolis Junction

On April 21, 2016, the Company entered into a note receivable with a maximum principal balance of $42.0 million in the Annapolis Junction residential component of the Annapolis Junction Town Center project in Maryland (“Annapolis Junction”). Annapolis Junction is an estimated $102.0 million mixed-use development project with plans for 416 residential units, 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and has engaged the Company to serve as construction general contractor for the residential component. Annapolis Junction is scheduled to open in 2018; however, management can provide no assurances that Annapolis Junction will open on the anticipated timeline or at the anticipated cost.

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

The Company’s investment in the Annapolis Junction project is in the form of a loan under which AJAO may borrow up to $48.0 million, including a $6.0 million interest reserve (the “AJAO loan”). Interest on the AJAO loan accrues at 10.0% per annum and matures on the earlier of: (i) December 21, 2020, which may be extended by AJAO under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan or (iii) the date the Company exercises the Second Option as described further below. In the event that the Company exercises the First Option, AJAO is required to simultaneously pay down both the senior construction loan and the AJAO loan by 80%, at which time the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan. In the event the Company exercises the Second Option, AJAO is required to simultaneously repay any remaining amounts outstanding under the AJAO loan, with any excess proceeds received from the exercise of the Second Option applied against the remaining balance of the senior construction loan. In the event that the Company does not exercise either the First Option or the Second Option, the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the AJAO loan. During the three and nine months ended September 30, 2016, the Company recognized $0.6 million and $1.1 million, respectively, in interest income on the note. No portion of the note receivable balance is past due and the Company has not recorded an impairment balance on the note.

The balance on the Annapolis Junction note was $30.6 million as of September 30, 2016.

Harding Place

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

On August 30, 2016, the Company entered into an operating agreement with SAGH to jointly develop the aforementioned apartment project, and the $0.3 million balance on the SAGH Note was converted into equity in the joint venture entity. During the three months ended September 30, 2016, the Company purchased $6.2 million of land in conjunction with the project.

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

On June 20, 2016, the Company completed the sale of the Willowbrook Commons property located in Nashville, Tennessee for $9.2 million.  The gain on the sale of the Willowbrook Commons property was less than $0.1 million.

On July 29, 2016, the Company completed the sale of the Kroger Junction property located in Pasadena, Texas for $3.7 million. The loss on the sale of the Kroger Junction property was less than $0.1 million.

On September 15, 2016, the Company completed the sale of the Oyster Point office property for $6.4 million. Net proceeds after transaction costs and settlement of liabilities were not significant. The gain on the disposition of Oyster Point was $3.8 million.

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

Depending on the Operating Partnership’s total leverage, the revolving credit facility bears interest at LIBOR plus 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus 1.35% to 1.95%. As of September 30, 2016, the effective interest rates on the revolving credit facility and the term loan facility were 2.07% and 2.02%, respectively. The revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option, subject to certain conditions, and the term loan facility has a scheduled maturity date of February 20, 2020. The Operating Partnership may, at any time, voluntarily prepay any loan under the new credit facility in whole or in part without premium or penalty.

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

As of September 30, 2016, the outstanding balances on the revolving credit facility and the term loan facility were $102.0 million and $100.0 million, respectively.

Other Financing Activity

On August 8, 2016, the Company repaid the existing $15.1 million mortgage loan secured by 249 Central Park Retail, the $6.7 million mortgage loan on South Retail and the $7.6 million mortgage loan on Fountain Plaza and refinanced them with a $35.0 million five-year term mortgage loan that bears interest at LIBOR plus 1.95% and matures on August 8, 2021. The new mortgage loan is collateralized by all three properties. The loss on extinguishment of debt recognized on the refinancing was less than $0.1 million.

On August 30, 2016, the Company repaid the existing $31.6 million construction loan secured by 4525 Main Street and the $25.2 million construction loan on Encore Apartments and refinanced them with a $57.0 million five-year term mortgage loan that bears interest at 3.25% and matures on September 10, 2021. The new mortgage is collateralized by both properties. The loss on extinguishment of debt recognized on the refinancing was less than $0.1 million for the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company borrowed $41.2 million under its construction loans to fund new development and construction.

Subsequent to September 30, 2016

On October 4, 2016, the Company increased its borrowings under the revolving credit facility by $6.0 million.

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

The Company’s derivatives were comprised of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Interest rate swaps	$56,950	$—	$(2,007)	$57,093	$—	$(1,082)
Interest rate caps	270,000	111	—	246,546	164	—
Total	$326,950	$111	$(2,007)	$303,639	$164	$(1,082)

The changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2016 and 2015 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Interest rate swaps	$481	$(1,026)	$(2,007)	$(1,574)
Interest rate caps	17	(51)	(257)	(238)
Total	$498	$(1,077)	$(2,264)	$(1,812)
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$498	$(51)	$(2,264)	$(238)
Unrealized gain (loss) on cash flow hedge	—	(1,026)	—	(1,574)
Total	$498	$(1,077)	$(2,264)	$(1,812)

Effective March 31, 2016, the Company determined that the short-cut method of hedge accounting was not appropriate for two of its interest-rate swaps and, for accounting purposes, the hedge relationship was terminated. The swaps were entered into in February and July 2015. Accordingly, changes in fair value of the swap should have been recorded in income rather than other comprehensive income. The Company determined that the errors were immaterial to all previously issued financial statements. The Company recognized $0.7 million of accumulated other comprehensive income and $0.4 million, which was previously allocated to noncontrolling interest as of December 31, 2015, in earnings during the first quarter of 2016. Subsequent changes in the value of the interest rate swap for the period from January 1, 2016 to September 30, 2016 were also recognized in earnings during the first, second and third quarters of 2016. Net income for the three and nine months ended September 30, 2015 was overstated by $0.6 million and $1.0 million, respectively. In reaching its conclusions, management considered the nature of the error, the effect of the error on operating results for 2015, and the effects of the error on important financial statement measures, including related trends.

7. Equity

Stockholders’ Equity

On May 4, 2016, the Company commenced a new at-the-market continuous equity offering program (the “New ATM Program”) through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $75.0 million. Upon commencing the New ATM Program, the Company simultaneously terminated its prior $50.0 million at-the-market continuous equity offering program (the "Prior ATM Program"), which the Company entered into in May 2015. During the nine months ended September 30, 2016, the Company issued and sold an aggregate of 1,152,919 shares of common stock at a weighted average price of $10.87 per share under the Prior ATM Program prior to its termination on May 4, 2016, receiving net proceeds after offering costs and commissions of $12.2 million. From the inception date of the New ATM Program through September 30, 2016, the Company issued and sold an aggregate of 2,926,563 shares of common stock at a weighted average price of $13.17 per share under the New ATM Program, receiving net proceeds after offering costs and commissions of $37.7 million.

As of September 30, 2016 and December 31, 2015, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 34,255,874 and 30,076,359 shares of common stock issued and outstanding as of September 30, 2016 and December 31, 2015, respectively. No shares of preferred stock were issued and outstanding as of September 30, 2016 or December 31, 2015.

Noncontrolling Interests

As of September 30, 2016 and December 31, 2015, the Company held a 66.2% and 65.6% interest in the Operating Partnership, respectively. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 66.2% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest not held by the Company.

As of September 30, 2016, there were 16,518,474 Class A Units not held by the Company. The noncontrolling interest for the consolidated entities under development or construction (see Note 1) was zero as of September 30, 2016 and December 31, 2015.

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

On August 4, 2016, the Board of Directors declared a cash dividend of $0.18 per share payable on October 6, 2016 to stockholders of record on September 28, 2016.

Subsequent to September 30, 2016

On October 6, 2016, the Company paid cash dividends of $6.2 million to common stockholders and the Operating Partnership paid cash distributions of $3.0 million to holders of Class A Units.

From October 1, 2016 to October 14, 2016, the Company issued and sold an aggregate of 169,548 shares of common stock under the New ATM Program at a weighted average price of $13.11 per share. Net proceeds to the Company after offering costs and commissions were $2.2 million.

On October 13, 2016, the Company completed the acquisition of a stabilized retail asset for aggregate consideration of 2,000,000 shares of common stock, which based on the closing stock price on the date of the acquisition, leads to an acquisition price of $26.2 million. On October 19, 2016, the Company filed a registration statement covering resales of the shares pursuant to a registration rights agreement with the sellers.

8. Stock-Based Compensation

During the nine months ended September 30, 2016, the Company granted an aggregate of 119,985 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $11.19 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

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

During the three and nine months ended September 30, 2016, the Company recognized $0.3 million and $1.2 million of stock-based compensation expense, respectively. During the three and nine months ended September 30, 2015, the Company recognized $0.2 million and $1.0 million of stock-based compensation expense, respectively. As of September 30, 2016, there were 105,152 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $0.3 million, which the Company expects to recognize over the next 18 months.

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

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of September 30, 2016 and December 31, 2015, were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$519,209	$519,878	$377,593	$384,691
Interest rate swap liabilities	2,007	2,007	1,082	1,082
Interest rate cap assets	111	111	164	164

10. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these condensed consolidated financial statements. Revenue from construction contracts with related party entities of the Company were $0.2 million and $15.1 million for the three and nine months ended September 30, 2016, respectively. Gross profit from such contracts was $0.2 million and $0.8 million for the three and nine months ended September 30, 2016, respectively. Revenue from construction contracts with related party entities of the Company was $1.5 million and $5.5 million for the three and nine months ended September 30, 2015, respectively. Gross profit from such contracts was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2015. Real estate services fees from affiliated entities of the Company were not significant for either the three and nine months ended September 30, 2016 or 2015. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for either the three and nine months ended September 30, 2016 or 2015.

The Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Company’s initial public offering and formation transactions completed on May 13, 2013. In addition, the tax protection agreements provide that the Operating Partnership will offer certain of the original contributors, including certain of the Company’s directors and executive officers, the opportunity to guarantee debt, or, alternatively, to enter into a deficit restoration obligation, for ten years from the closing of the Company’s initial public offering in a manner intended to provide an allocation of Operating Partnership liabilities to the partner for federal income tax purposes. Pursuant to these tax protection agreements, certain of the Company’s executive officers have guaranteed $0.3 million of the Operating Partnership’s outstanding debt as of September 30, 2016.

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $184.0 million and $183.0 million as of September 30, 2016 and December 31, 2015, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of September 30, 2016 and December 31, 2015, the Operating Partnership had total outstanding letters of credit of $2.0 million and $8.0 million, respectively.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. as of September 30, 2016, and the related condensed consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2016 and 2015, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015 and the condensed consolidated statement of equity for the nine-month period ended September 30, 2016. These financial statements are the responsibility of the Company’s management.

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
November 2, 2016

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic United States. As of September 30, 2016, we owned 100% of the interests in, and consolidate for financial reporting purposes, each of the following properties in our operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia - Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia - Virginia Beach	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Alexander Pointe	Retail	Salisbury, North Carolina
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Broadmoor Plaza	Retail	South Bend, Indiana
Columbus Village	Retail	Virginia Beach, Virginia*
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick's at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harper Hill Commons	Retail	Winston-Salem, North Carolina
Harrisonburg Regal	Retail	Harrisonburg, Virginia

Property	Segment	Location
North Hampton Market	Retail	Taylors, South Carolina
North Point Center	Retail	Durham, North Carolina
Oakland Marketplace	Retail	Oakland, Tennessee
Parkway Marketplace	Retail	Virginia Beach, Virginia
Patterson Place	Retail	Durham, North Carolina
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Providence Plaza	Retail	Charlotte, North Carolina
Sandbridge Commons	Retail	Virginia Beach, Virginia
Socastee Commons	Retail	Myrtle Beach, South Carolina
Southgate Square	Retail	Colonial Heights, Virginia
Southshore Shops	Retail	Chesterfield, Virginia
South Retail	Retail	Virginia Beach, Virginia*
South Square	Retail	Durham, North Carolina
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Waynesboro Commons	Retail	Waynesboro, Virginia
Wendover Village	Retail	Greensboro, North Carolina
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith's Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*
*Located in the Town Center of Virginia Beach

As of September 30, 2016, the following properties that we consolidate for financial reporting purposes were either under development or construction:

Property	Segment	Location	Ownership Interest
Brooks Crossing	Office/Retail	Newport News, Virginia	65%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	80%	(1)
Lightfoot Marketplace	Retail	Williamsburg, Virginia	70%
Town Center Phase VI	Multifamily	Virginia Beach, Virginia*	80%
Harding Place	Multifamily	Charlotte, North Carolina	80%

(1)
The noncontrolling interest holder of Johns Hopkins Village has the right to exchange its 20% ownership interest for Class A units of limited partnership interest in the Operating Partnership (“Class A Units”) upon and for a period of one year after the project’s completion.  We are entitled to a preferred return of 9% on our investment in Johns Hopkins Village.

*Located in the Town Center of Virginia Beach

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

On August 4, 2016, we completed the acquisition of Southshore Shops, located in Chesterfield, Virginia, for aggregate consideration of $9.3 million, comprised of $6.7 million in cash and 189,160 Class A Units.

On September 15, 2016, the Company completed the sale of the Oyster Point office property for $6.4 million.

On October 13, 2016, the Company completed the acquisition of a stabilized retail asset for aggregate consideration of 2,000,000 shares of common stock, which based on the closing stock price on the date of the acquisition, leads to an acquisition price of $26.2 million.

Third Quarter 2016 Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2016:

•Net income of $7.9 million, or $0.15 per diluted share, compared to $4.3 million, or $0.10 per diluted share, for the three months ended September 30, 2015.
•Funds from operations ("FFO") of $13.1 million, or $0.25 per diluted share, compared to $10.7 million, or $0.25 per diluted share, for the three months ended September 30, 2015. See “Non-GAAP Financial Measures.”
•Normalized funds from operations (“Normalized FFO”) of $13.2 million, or $0.26 per diluted share, compared to $11.0 million, or $0.26 per diluted share, for the three months ended September 30, 2015. See “Non-GAAP Financial Measures.”
•Property segment net operating income (“NOI”) of $17.1 million compared to $14.4 million for the three months ended September 30, 2015:

•	Office NOI of $3.2 million compared to $5.6 million

•	Retail NOI of $10.7 million compared to $6.2 million

•	Multifamily NOI of $3.1 million compared to $2.5 million
•Same store NOI of $10.0 million compared to $9.9 million for the three months ended September 30, 2015:

•	Office same store NOI of $2.4 million compared to $2.4 million

•	Retail same store NOI of $5.9 million compared to $5.7 million

•	Multifamily same store NOI of $1.7 million compared to $1.8 million
•General contracting and real estate services segment gross profit of $1.3 million compared to $2.1 million for the three months ended September 30, 2015.
•Third party construction backlog of $246.4 million as of September 30, 2016.
•Raised $19.9 million of gross proceeds at a weighted average price of $13.93 per share under our New ATM Program (as defined below). Net proceeds totaled $19.5 million.
•Declared cash dividends of $0.18 per share.

Segment Results of Operations

As of September 30, 2016, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses), or “NOI”, is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited, $ in thousands)
Rental revenues	$5,277	$8,092	$(2,815)	$16,097	$23,847	$(7,750)
Property expenses	2,038	2,492	(454)	5,857	7,444	(1,587)
Segment NOI	$3,239	$5,600	$(2,361)	$10,240	$16,403	$(6,163)

Office segment NOI for the three and nine months ended September 30, 2016 decreased $2.4 million and $6.2 million, respectively, compared to the corresponding periods in 2015. This decrease is due to the sales of the Sentara Williamsburg, Richmond Tower and Oceaneering office buildings, which contributed $2.2 million and $6.3 million, respectively, in office segment NOI for the three and nine months ended September 30, 2015. We completed the sale of the Sentara Williamsburg in the first quarter of 2015, the sale of the Oceaneering office building in the fourth quarter of 2015, and the sale of the Richmond Tower office building in the first quarter of 2016.

Office Same Store Results

Office same store results for the three and nine months ended September 30, 2016 exclude new real estate development – 4525 Main Street – as well as the Sentara Williamsburg, Richmond Tower and Oyster Point office buildings, which we sold in the first quarter of 2015, the first quarter of 2016 and the third quarter of 2016, respectively.

Office same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited, $ in thousands)
Rental revenues	$3,883	$3,838	$45	$11,671	$11,669	$2
Property expenses	1,443	1,413	30	4,103	4,292	(189)
Same Store NOI	$2,440	$2,425	$15	$7,568	$7,377	$191
Non-Same Store NOI	799	3,175	(2,376)	2,672	9,026	(6,354)
Segment NOI	$3,239	$5,600	$(2,361)	$10,240	$16,403	$(6,163)

Office same store NOI for the three and nine months ended September 30, 2016 increased 1% and 3%, respectively, compared to the corresponding periods in 2015 as a result of contractual rent increases.  These increases were partially offset by higher utility costs in the three months ended September 30, 2016. For the nine months ended September 30, 2016, these increases were also a result of lower utility costs driven by the milder winter of 2016 compared to 2015.

Retail Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited, $ in thousands)
Rental revenues	$14,340	$8,523	$5,817	$41,485	$22,715	$18,770
Property expenses	3,603	2,288	1,315	10,773	6,303	4,470
Segment NOI	$10,737	$6,235	$4,502	$30,712	$16,412	$14,300

Retail segment NOI for the three and nine months ended September 30, 2016 increased $4.5 million and $14.3 million, respectively, compared to the corresponding periods in 2015. 2016 acquisitions and new real estate development contributed $3.9 million and $10.5 million, respectively, of NOI during the three and nine months ended September 30, 2016. Same store NOI growth coupled with 2015 acquisitions not included in same store NOI accounted for the balance of the increase.

During the second quarter of 2015, we acquired Stone House Square in Hagerstown, Maryland and Perry Hall Marketplace in Perry Hall, Maryland. During the third quarter of 2015, we acquired Socastee Commons in Myrtle Beach, South Carolina, Columbus Village in Virginia Beach, Virginia and Providence Plaza in Charlotte, North Carolina. During the first quarter of 2016, we acquired the 11 property retail portfolio. During the second quarter of 2016, we acquired Southgate Square in Colonial Heights, Virginia. During the third quarter of 2016, we acquired Southshore Shops in Chesterfield, Virginia.

Retail Same Store Results

Retail same store results for the three months ended September 30, 2016 exclude Columbus Village, Providence Plaza, the eleven property retail portfolio, Southgate Square and Southshore Shops. Retail same store results for the nine months ended September 30, 2016 exclude Sandbridge Commons, Stone House Square, Perry Hall Marketplace, Socastee Commons, Columbus Village, Providence Plaza, Greentree Shopping Center, the eleven property retail portfolio, Southgate Square and Southshore Shops.

Retail same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited, $ in thousands)
Rental revenues	$8,211	$7,907	$304	$19,688	$19,352	$336
Property expenses	2,295	2,194	101	5,684	5,581	103
Same Store NOI	$5,916	$5,713	$203	$14,004	$13,771	$233
Non-Same Store NOI	4,821	522	4,299	16,708	2,641	14,067
Segment NOI	$10,737	$6,235	$4,502	$30,712	$16,412	$14,300

Retail same store NOI increased 4% and 2% for the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The increases were the result of higher occupancy, specifically at Two Columbus.

Multifamily Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited, $ in thousands)
Rental revenues	$5,688	$4,688	$1,000	$15,257	$12,839	$2,418
Property expenses	2,549	2,141	408	6,691	6,181	510
Segment NOI	$3,139	$2,547	$592	$8,566	$6,658	$1,908

Multifamily segment NOI for the three and nine months ended September 30, 2016 increased $0.6 million and $1.9 million, respectively, compared to the corresponding periods in 2015, primarily as a result of the stabilization of Encore Apartments and Liberty Apartments. Liberty Apartments stabilized in the third quarter of 2015.

Multifamily Same Store Results

Multifamily same store results exclude new real estate development – Encore Apartments and Whetstone Apartments – as well as Liberty Apartments, which was acquired during the first quarter of 2014 and stabilized in the third quarter of 2015.

Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited, $ in thousands)
Rental revenues	$3,075	$3,105	$(30)	$9,145	$9,069	$76
Property expenses	1,396	1,342	54	4,016	3,913	103
Same Store NOI	$1,679	$1,763	$(84)	$5,129	$5,156	$(27)
Non-Same Store NOI	1,460	784	676	3,436	1,502	1,934
Segment NOI	$3,139	$2,547	$592	$8,565	$6,658	$1,907

Multifamily same store NOI for the three and nine months ended September 30, 2016 decreased 5% and 1%, respectively, compared to the corresponding periods in 2015. The decreases were primarily due to timing of expenses at The Cosmopolitan in the Town Center of Virginia Beach and Smith’s Landing.

General Contracting and Real Estate Services Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited, $ in thousands)
Segment revenues	$38,552	$53,822	$(15,270)	$108,555	$129,959	$(21,404)
Segment expenses	37,274	51,716	(14,442)	104,336	125,141	(20,805)
Segment gross profit	$1,278	$2,106	$(828)	$4,219	$4,818	$(599)
Operating margin	3.3%	3.9%	(0.7)%	3.9%	3.7%	0.2%

Segment profit for the three and nine months ended September 30, 2016 decreased $0.8 million and $0.6 million, respectively, compared to the corresponding periods in 2015, because of timing of volume on our construction contracts. The overall operating margin on our construction contracts for the three and nine months ended September 30, 2016 fluctuated compared to the overall operating margin for the corresponding periods in 2015 due to the closeout of certain projects and timing of work completed.

The changes in third party construction backlog for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited, $ in thousands)
Beginning backlog	$252,318	$195,512	$83,433	$159,139
New contracts/change orders	32,498	(23,552)	271,288	88,854
Work performed	(38,384)	(53,768)	(108,289)	(129,801)
Ending backlog	$246,432	$118,192	$246,432	$118,192

During the nine months ended September 30, 2016, we added $68.1 million to backlog for the construction of the Point Street Apartments project, $62.0 million in backlog for the City Center project in Durham, North Carolina and $68.8 million in backlog on the Annapolis Junction project.   As of September 30, 2016, we had $55.8 million in backlog on the Point Street Apartments project, $52.4 million in backlog on the City Center project and $59.7 million in backlog on the Annapolis Junction project.

As of September 30, 2016, we had $19.5 million in backlog related to the 27th Street Oceanfront hotel project, which we expect to substantially complete in 2017.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited, $ in thousands)
Revenues
Rental revenues	$25,305	$21,303	$4,002	$72,839	$59,401	$13,438
General contracting and real estate services revenues	38,552	53,822	(15,270)	108,555	129,959	(21,404)
Total revenues	63,857	75,125	(11,268)	181,394	189,360	(7,966)
Expenses
Rental expenses	5,834	4,865	969	16,234	14,256	1,978
Real estate taxes	2,356	2,056	300	7,087	5,672	1,415
General contracting and real estate services expenses	37,274	51,716	(14,442)	104,336	125,141	(20,805)
Depreciation and amortization	8,885	6,317	2,568	25,636	16,991	8,645
General and administrative expenses	2,156	1,873	283	6,864	6,297	567
Acquisition, development and other pursuit costs	345	288	57	1,486	1,050	436
Impairment charges	149	—	149	184	23	161
Total expenses	56,999	67,115	(10,116)	161,827	169,430	(7,603)
Operating income	6,858	8,010	(1,152)	19,567	19,930	(363)
Interest income	1,024	—	1,024	1,928	—	1,928
Interest expense	(4,124)	(3,518)	(606)	(11,893)	(9,922)	(1,971)
Loss on extinguishment of debt	(82)	(3)	(79)	(82)	(410)	328
Gain on real estate dispositions	3,753	—	3,753	30,440	13,407	17,033
Change in fair value of interest rate derivatives	498	(51)	549	(2,264)	(238)	(2,026)
Other (expense) income	35	17	18	154	56	98
Income before taxes	7,962	4,455	3,507	37,850	22,823	15,027
Income tax benefit (provision)	(16)	(118)	102	(240)	(83)	(157)
Net income	$7,946	$4,337	$3,609	$37,610	$22,740	$14,870

Rental revenues for the three and nine months ended September 30, 2016 increased $4.0 million and $13.4 million, respectively, compared to the corresponding periods in 2015, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited, $ in thousands)
Office	$5,277	$8,092	$(2,815)	$16,097	$23,847	$(7,750)
Retail	14,340	8,523	5,817	41,485	22,715	18,770
Multifamily	5,688	4,688	1,000	15,257	12,839	2,418
	$25,305	$21,303	$4,002	$72,839	$59,401	$13,438

Office rental revenues for the three and nine months ended September 30, 2016 decreased 35% and 32%, respectively, compared to the corresponding periods in 2015 as a result of the sales of the Sentara Williamsburg, Oceaneering and Richmond Tower office buildings, which contributed $2.8 million and $7.9 million in office rental revenues for the three and nine months ended September 30, 2015, respectively, compared to $0 and $0.2 million, respectively, for the three and nine months ended September 30, 2016, respectively.  Office same store rental revenues increased during the three and nine months ended September 30, 2016, driven by contractual rent increases.

Retail rental revenues for the three and nine months ended September 30, 2016 increased 68% and 83%, respectively, compared to the corresponding periods in 2015 as a result of property acquisitions, our delivery of Greentree Shopping Center and organic growth in the same store retail portfolio due to higher occupancy rates. The eleven property retail portfolio, Southgate Square and Southshore Shops contributed $4.8 million and $13.3 million in retail rental revenues for the three and nine months ended September 30, 2016, respectively.

Multifamily rental revenues for the three and nine months ended September 30, 2016 increased 21% and 19%, respectively, compared to the corresponding periods in 2015 as a result of the stabilization of Encore Apartments and Liberty Apartments as well as higher occupancy at The Cosmopolitan. Liberty Apartments stabilized in the third quarter of 2015.

General contracting and real estate services revenues for the three and nine months ended September 30, 2016 decreased 28% and 16%, respectively, compared to the corresponding periods in 2015 as a result of the timing and volume of work performed.

Rental expenses for the three and nine months ended September 30, 2016 increased $1.0 million and $2.0 million, respectively, compared to the corresponding periods in 2015, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited, $ in thousands)
Office	$1,553	$1,758	$(205)	$4,307	$5,216	$(909)
Retail	2,264	1,478	786	6,820	4,223	2,597
Multifamily	2,017	1,629	388	5,107	4,817	290
	$5,834	$4,865	$969	$16,234	$14,256	$1,978

Office rental expenses for the three and nine months ended September 30, 2016 decreased compared to the corresponding periods in 2015 due to the sales of the Sentara Williamsburg and Richmond Tower office buildings. Retail rental expenses for the three and nine months ended September 30, 2016 increased compared to the corresponding periods in 2015 as a result of property acquisitions. Multifamily rental expenses increased due to the timing of repairs and maintenance.

Real estate taxes for the three and nine months ended September 30, 2016 increased $0.3 million and $1.4 million, respectively, compared to the corresponding periods in 2015, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(unaudited, $ in thousands)
Office	$485	$734	$(249)	$1,550	$2,228	$(678)
Retail	1,339	810	529	3,953	2,080	1,873
Multifamily	532	512	20	1,584	1,364	220
	$2,356	$2,056	$300	$7,087	$5,672	$1,415

Office real estate taxes for the three and nine months ended September 30, 2016 decreased compared to the corresponding periods in 2015 due to the sales of the Sentara Williamsburg and Richmond Tower office buildings. Retail and multifamily real estate taxes for the three and nine months ended September 30, 2016 increased compared to the corresponding periods in 2015 as a result of acquisitions and increases from new tax assessments.

General contracting and real estate services expenses for the three and nine months ended September 30, 2016 decreased 28% and 17%, respectively, compared to the corresponding periods in 2015 as a result of the timing and volume of work performed.

Depreciation and amortization for the three and nine months ended September 30, 2016 increased 41% and 51%, respectively, compared to the corresponding periods in 2015 as a result of property acquisitions.

General and administrative expenses for the three and nine months ended September 30, 2016 increased 15% and 9%, respectively, compared to the corresponding periods in 2015 as a result of higher regulatory and compliance costs as well as higher compensation and benefit costs from increased employee headcount.

Acquisition, development and other pursuit costs for the three and nine months ended September 30, 2016 increased compared to the corresponding periods in 2015. Approximately less than $0.1 million and $0.7 million of the acquisition costs incurred in the three and nine months ended September 30, 2016 were related to the 11 asset portfolio acquisition. Socastee Commons, Perry Hall Marketplace, Stone House Square, Columbus Village and Providence Plaza were acquired during the nine months ended September 30, 2015.

Impairment charges for the three and nine months ended September 30, 2016 were primarily due to lease terminations. These charges were not significant for three and nine months ended September 30, 2015.

Interest expense for the three and nine months ended September 30, 2016 increased 17% and 20%, respectively, compared to the corresponding periods in 2015, primarily as a result of increased borrowings.

The change in fair value of interest rate derivatives for the three and nine months ended September 30, 2016 decreased $0.5 million and increased $2.0 million, respectively. The decrease for the three months ended September 30, 2016 was due to the increase in LIBOR, while the increase for the nine months ended was due to the $1.0 million adjustment made for interest rate derivatives.

During the three and nine months ended September 30, 2016, we recognized losses on extinguishment of debt of $0.1 million and less than $0.1 million, respectively, compared to less than $0.1 million and $0.4 million, respectively, for the corresponding periods in 2015. These losses represent the unamortized debt issuance costs associated with repaid mortgages and also in connection with the closing of our credit facility.

During the three and nine months ended September 30, 2016, we recognized gains of $3.75 million and $30.4 million, respectively, on our sales of Willowbrook Commons, Kroger Junction, the Richmond Tower office building, the Oyster Point office building and the Newport News Economic Authority building. During the nine months ended September 30, 2015, we recognized gains of $13.4 million on our sales of the Sentara Williamsburg office building and Whetstone Apartments.

Income tax provisions that we recognized during the three and nine months ended September 30, 2016 and 2015 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of September 30, 2016, we had unrestricted cash and cash equivalents of $23.9 million available for both current liquidity needs as well as development activities. We also had restricted cash of $3.5 million available for property improvements and required maintenance. As of September 30, 2016, we had $48.0 million of available borrowings under our credit facility and $23.9 million available for future issuance under our New ATM Program to meet our short-term liquidity requirements.

ATM Equity Offering Programs

On May 4, 2016, we commenced a new at-the-market continuous equity offering program (the "New ATM Program") through which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $75.0 million. Upon commencing our New ATM Program, we simultaneously terminated our prior $50.0 million at-the-market continuous equity offering program (the "Prior ATM Program"), which we entered into in May 2015 and under which we sold an aggregate of 2,261,068 shares of common stock, resulting in aggregate net proceeds of $23.1 million. Our sale of shares under the New ATM Program will depend on a variety of factors, including among other things, market conditions, the trading price of our common stock, capital needs and our determination of appropriate sources of funding. We have no obligation to sell any shares and may at any time suspend or terminate the New ATM Program. Each of our sales agents are entitled to a commission of up to 1.5% of the gross offering proceeds of shares that they sell through the New ATM Program. We intend to use any net proceeds from the sale of shares through the New ATM Program to fund development or redevelopment activities, fund potential acquisition opportunities, repay indebtedness, including amounts outstanding under our credit facility, or for general corporate purposes. In the three months ended September 30, 2016, we raised $19.9 million of gross proceeds at a weighted average price of $13.93 per share under the New ATM Program, resulting in net proceeds after offering costs and commissions of $19.5 million.

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

We are currently in compliance with all covenants under the credit facility.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2016 ($ in thousands):

	Amount Outstanding		Interest Rate(a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
249 Central Park Retail	$17,132		LIBOR+1.95	2.47%		September 10, 2021	$15,959
South Retail	7,517		LIBOR+1.95	2.47%		September 10, 2021	7,002
Fountain Plaza Retail	10,314		LIBOR+1.95	2.47%		September 10, 2021	9,608
4525 Main Street	32,034		0.0325			September 10, 2021	30,774
Encore Apartments	24,966		0.0325			September 10, 2021	24,006
North Point Note 5	649		LIBOR+2.00	3.57%	(b)	February 1, 2017	641
Harrisonburg Regal	3,309		6.06			June 8, 2017	3,165
Commonwealth of Virginia – Chesapeake	4,933		LIBOR+1.90	2.42%		August 28, 2017	4,933
Hanbury Village	20,777		6.67			October 11, 2017	20,499
Lightfoot Marketplace	11,469		LIBOR+1.90	2.42%		November 14, 2017	11,469
Sandbridge Commons	9,435		LIBOR+1.85	2.37%		January 17, 2018	9,009
Southgate Square	21,150		LIBOR+2.00	2.52%		April 29, 2021	20,665
Columbus Village Note 1	6,303		LIBOR+2.00	3.05%	(b)	April 5, 2018	5,891
Columbus Village Note 2	2,276		LIBOR+2.00	2.52%		April 5, 2018	2,108
Johns Hopkins Village	40,818		LIBOR+1.90	2.42%		July 30, 2018	40,818
North Point Note 1	9,825		6.45			February 5, 2019	9,333
Socastee Commons	4,890	(c)	4.57			January 6, 2023	4,223
North Point Note 2	2,589		7.25			September 15, 2025	1,344
Smith's Landing	20,694		4.05			June 1, 2035	—
Liberty Apartments	20,084	(c)	5.66			November 1, 2043	—
The Cosmopolitan	46,045		3.75			July 1, 2051	—
Total secured debt	$317,209						$221,447
Unsecured Debt
Revolving credit facility	102,000		LIBOR+1.40 to 2.00	2.07%		February 20, 2019	107,000
Term loan	50,000		LIBOR+1.35 to 1.95	2.02%		February 20, 2020	50,000
Term loan	50,000		LIBOR+1.35 to 1.95	3.70%	(b)	February 20, 2020	50,000
Total unsecured debt	$202,000						$207,000
Unamortized GAAP adjustments	(5,216)						—
Indebtedness, net	$513,993						$428,447
(a)    LIBOR rate is determined by individual lenders.
(b)    Subject to an interest rate swap agreement.
(c)    Principal balance excluding fair value adjustments.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of September 30, 2016, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2016	$922	—%
2017	44,464	9%
2018	61,505	12%
2019	114,818	22%
2020	104,482	20%
Thereafter	193,018	37%
	$519,209	100%

(1)    Does not reflect the effect of any maturity extension options.

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

As of September 30, 2016, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
March 14, 2014	March 1, 2017	1.25%	50,000
October 26, 2015	October 15, 2017	1.25%	75,000
February 25, 2016	March 1, 2018	1.50%	75,000
June 17, 2016	June 17, 2018	1.00%	70,000
Total			$270,000

As of September 30, 2016, the notional amounts of our LIBOR interest rate cap agreements with strike rates below and above 1.25% were as follows ($ in thousands):

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

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of September 30, 2016, we had aggregate outstanding standby letters of credit totaling $2.0 million that expire during 2016.

However, any of our standby letters of credit may be renewed for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Nine Months Ended September 30,
	2016	2015	Change
	($ in thousands)
Operating Activities	$38,782	$17,624	$21,158
Investing Activities	(187,681)	(60,655)	(127,026)
Financing Activities	145,800	32,339	113,461
Net Increase (Decrease)	$(3,099)	$(10,692)	$7,593
Cash and Cash Equivalents, Beginning of Period	$26,989	$25,883
Cash and Cash Equivalents, End of Period	$23,890	$15,191

Net cash provided by operating activities during the nine months ended September 30, 2016 increased 120% compared to the nine months ended September 30, 2015, primarily as a result of increased net cash collected under our construction contracts and increased depreciation and amortization. This increase was offset by a $17.0 million increase in the gain on real estate dispositions in 2016 when compared to the dispositions which occurred in 2015.

During the nine months ended September 30, 2016, we invested 209% more cash compared to the nine months ended September 30, 2015, primarily as a result of our acquisitions of the 11 asset retail portfolio, Southgate Square and Southshore Shops, coupled with the mezzanine financing in Annapolis Junction.

Net cash provided by financing activities during the nine months ended September 30, 2016 increased 351% compared to the nine months ended September 30, 2015, primarily as a result of net proceeds from common stock sales and increased borrowing on the credit facility and refinancings.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and nine months ended September 30, 2016 and 2015 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited, $ in thousands)
Net income	$7,946	$4,337	$37,610	$22,740
Depreciation and amortization	8,885	6,317	25,636	16,991
Gain on real estate dispositions	(3,753)	—	(30,010)	(13,407)
Funds from operations	$13,078	$10,654	$33,236	$26,324
Acquisition, development and other pursuit costs	345	288	1,486	1,050
Impairment charges	149	—	184	23
Loss on extinguishment of debt	82	3	82	410
Change in fair value of interest rate derivatives	$(498)	$51	$2,264	$238
Normalized funds from operations	$13,156	$10,996	$37,252	$28,045
FFO per diluted share	$0.25	$0.25	$0.68	$0.65
Normalized FFO per diluted share	$0.26	$0.26	$0.76	$0.69
Weighted average common shares - diluted	51,512	41,877	48,869	40,691

The adjustment for gain on real estate dispositions excludes the gain on the Newport News Economic Authority building because this building was sold before being placed in service.

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

At September 30, 2016, approximately $242.2 million, or 46.6%, of our debt had fixed interest rates and approximately $277.0 million, or 53.4%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $2.8 million per year. At September 30, 2016, LIBOR was approximately 52 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $1.5 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2016, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ARMADA HOFFLER PROPERTIES, INC.

Date: November 2, 2016	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2016	/s/ MICHAEL P. O’HARA
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