Form 10-K
period 2016-12-31
Armada Hoffler Properties, Inc.
filed 2017-03-01
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35908
_________________________________________________________________
ARMADA HOFFLER PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________________________

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
_________________________________________________________________
Securities registered pursuant to Section 12(g) of the Act:
None
_________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ◻    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $443.0 million, based on the closing sales price of $13.74 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of February 28, 2017, the registrant had 37,588,278 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2016.

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2016

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

ii

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

We are a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. In addition to the ownership of our operating property portfolio, we develop and build properties for our own account and through joint ventures between us and unaffiliated partners. We also provide general contracting services to third parties. Our construction and development experience includes mid- and high-rise office buildings, retail strip malls and retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution and manufacturing facilities, educational, medical and special purpose facilities, government projects, parking garages and mixed-use town centers. Our third-party construction contracts have included signature properties across the Mid-Atlantic region, such as the Inner Harbor East development in Baltimore, Maryland, including the Four Seasons Hotel and Legg Mason office tower, the Mandarin Oriental Hotel in Washington, D.C., and a $50 million proton therapy institute for Hampton University in Hampton, Virginia. Our construction company historically has been ranked among the “Top 400 General Contractors” nationwide by Engineering News Record and has been ranked among the “Top 50 Retail Contractors” by Shopping Center World.

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2016, we owned, through a combination of direct and indirect interests, 68.1% of the units of limited partnership interest in our Operating Partnership (“OP Units”).

2016 Highlights

The following highlights our results of operations and significant transactions for the year ended December 31, 2016:

•	Net income of $42.8 million, or $0.85 per diluted share, compared to $31.2 million, or $0.75 per diluted share, for the year ended December 31, 2015.

•	Funds from operations (“FFO”) of $48.0 million, or $0.96 per diluted share, compared to $35.9 million, or $0.87 per diluted share, for the year ended December 31, 2015.

•	Normalized FFO of $50.9 million, or $1.01 per diluted share, compared to $38.7 million, or $0.93 per diluted share, for the year ended December 31, 2015.

•	Property segment net operating income (“NOI”) of $67.9 million compared to $54.2 million for the year ended December 31, 2015:

•	Office NOI of $13.4 million compared to $21.6 million

•	Retail NOI of $42.0 million compared to $23.2 million

•	Multifamily NOI of $12.5 million compared to $9.3 million

•	Same store NOI of $35.6 million compared to $35.3 million for the year ended December 31, 2015:

•	Office same store NOI of $10.0 million compared to $9.9 million

•	Retail same store NOI of $18.7 million compared to $18.5 million

•	Multifamily same store NOI of $6.9 million compared to $6.9 million

•	Core stabilized portfolio occupancy by segment, excluding properties subject to ground leases, as of December 31, 2016 compared to December 31, 2015:

•	Office occupancy at 86.8% compared to 95.8%

•	Retail occupancy at 95.8% compared to 95.5%

•	Multifamily occupancy at 94.3% compared to 94.2%

•
Entered into a joint venture agreement as a minority partner to develop One City Center, a mixed-use project located in Durham, North Carolina. Upon completion, we will own 152,000 square feet of retail and office space anchored by a 55,000 square foot lease with Duke University.

•
Agreed to invest $42.0 million in The Residences at Annapolis Junction Town Center, located approximately two miles from Fort Meade, with options to acquire a controlling interest upon the project's completion.

•
Broke ground on the next phase of development in the Town Center of Virginia Beach, a $42 million mixed-use project expected to include 39,000 square feet of retail space, which is nearly 50% pre-leased as of the date of this report, and more than 130 luxury apartments, as part of the Company's ongoing public-private partnership with the City of Virginia Beach.

•	Delivered both Lightfoot Marketplace in Williamsburg, Virginia and Johns Hopkins Village in Baltimore, Maryland.

•	Broke ground on Harding Place, a new $45 million Class A multifamily property in Midtown Charlotte, North Carolina with expected delivery in 2018.

•	Completed the dispositions of:

•	the Richmond Tower office building for $78.0 million at a gain of $26.2 million

•	Willowbrook Commons and Kroger Junction--two of the non-core retail centers acquired as part of the 11-asset portfolio purchase completed in January--for an aggregate sales price of $12.9 million

•	the Oyster Point office building for $6.4 million at a gain of $3.8 million

•	Completed the acquisitions of:

•	a $170.5 million retail portfolio totaling 1.1 million square feet across 11 properties

•	Southgate Square in Colonial Heights, Virginia for total consideration of $39.5 million

•	Southshore Shops in Midlothian, Virginia for total consideration of $9.3 million

•	Columbus Village II in Virginia Beach, Virginia for total consideration of $26.2 million

•	Renaissance Square in Davidson, North Carolina for total consideration of $17.1 million

•	General contracting and real estate services segment gross profit of $5.7 million compared to $5.9 million for the year ended December 31, 2015.

•	Executed $293.1 million of third-party construction contract work.

•	Third-party construction backlog of $217.7 million as of December 31, 2016.

•
Increased the borrowing capacity of our senior unsecured credit facility through the accordion feature. The facility is now comprised of a $150.0 million revolving credit facility and a $100.0 million term loan.

•	Raised $67.0 million of net proceeds at a weighted average price of $12.89 per share under our at-the-market continuous equity offering programs.

•	Cash from operating activities of $59.8 million, compared to $33.1 million for the year ended December 31, 2015.

•	Declared cash dividends of $0.72 per share compared to $0.68 per share for the year ended December 31, 2015.

•	Added to the MSCI U.S. REIT Index (RMZ) effective as of the close of the market on November 30, 2016.

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

•
Seasoned, Committed and Aligned Senior Management Team with a Proven Track Record. Our senior management team has extensive experience developing, constructing, owning, operating, renovating and financing institutional-grade office, retail, multifamily and hotel properties in the Mid-Atlantic and Southeastern regions. As of December 31, 2016, our named executive officers and directors collectively owned approximately 18% of our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

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

Our Properties

As of December 31, 2016, our operating property portfolio comprised the following:

			Net Rentable			ABR per
Property	Location	Year Built	Square Feet(1)	Occupancy(2)	ABR(3)	Leased SF(3)
Office Properties
4525 Main Street	Virginia Beach, VA	2014	237,893	76.7%	$5,096,663	$27.93
Armada Hoffler Tower(4)	Virginia Beach, VA	2002	324,242	91.0	8,178,573	27.71
Commonwealth of Virginia – Chesapeake	Chesapeake, VA	2015	36,227	100.0	645,927	17.83
Commonwealth of Virginia – Virginia Beach	Virginia Beach, VA	2015	11,139	100.0	245,058	22.00
One Columbus	Virginia Beach, VA	1984	129,272	80.2	2,582,506	24.90
Two Columbus	Virginia Beach, VA	2009	108,467	76.5	2,176,255	26.24
Total / Weighted Average			847,240	86.8%	18,924,982	$26.59
Retail Properties
249 Central Park Retail(5)	Virginia Beach, VA	2004	91,366	89.8	$2,376,820	$28.98
Alexander Pointe	Salisbury, NC	1997	57,710	97.6	649,530	11.53
Bermuda Crossroads	Chester, VA	2001	111,566	93.1	1,519,843	14.63
Broad Creek Shopping Center	Norfolk, VA	1997/2001	227,659	99.3	3,188,069	14.10
Broadmoor Plaza	South Bend, IN	1980	115,059	93.2	1,267,990	11.82
Brooks Crossing	Newport News, VA	2016	18,343	59.8	151,380	13.80
Columbus Village	Virginia Beach, VA	1980/2013	66,594	93.5	1,200,454	19.27
Columbus Village II	Virginia Beach, VA	1995/1996	92,061	100.0	1,575,991	17.12
Commerce Street Retail(6)	Virginia Beach, VA	2008	19,173	100.0	848,540	44.26
Courthouse 7-Eleven	Virginia Beach, VA	2011	3,177	100.0	125,015	39.35
Dick’s at Town Center	Virginia Beach, VA	2002	103,335	100.0	1,231,340	11.92
Dimmock Square	Colonial Heights, VA	1998	106,166	97.2	1,736,216	16.83
Fountain Plaza Retail	Virginia Beach, VA	2004	35,961	100.0	1,022,629	28.44
Gainsborough Square	Chesapeake, VA	1999	88,862	90.7	1,220,121	15.14
Greentree Shopping Center	Chesapeake, VA	2014	15,751	85.7	285,941	21.17
Hanbury Village	Chesapeake, VA	2006/2009	61,049	92.8	1,355,478	23.92
Harper Hill Commons	Winston-Salem, NC	2004	55,394	65.9	518,400	14.19
Harrisonburg Regal	Harrisonburg, VA	1999	49,000	100.0	683,550	13.95
Lightfoot Marketplace	Williamsburg, VA	2016	56,043	49.2	601,665	21.80
North Hampton Market	Taylors, SC	2004	114,935	97.2	1,397,423	12.51
North Point Center	Durham, NC	1998/2009	215,690	99.3	2,583,835	12.06
Oakland Marketplace	Oakland, TN	2004	19,600	85.7	252,280	15.02
Parkway Marketplace	Virginia Beach, VA	1998	37,804	95.2	716,852	19.91
Patterson Place	Durham, NC	2004	160,942	96.8	2,443,501	15.69
Perry Hall Marketplace	Perry Hall, MD	2001	74,256	100.0	1,243,444	16.75
Providence Plaza	Charlotte, NC	2007/2008	103,118	97.4	2,564,010	25.52
Renaissance Square	Davidson, NC	2008	80,467	92.2	1,281,142	17.26
Sandbridge Commons	Virginia Beach, VA	2015	16,129	100.0	327,710	20.32
Socastee Commons	Myrtle Beach, SC	2000/2014	57,273	97.4	633,672	11.36
South Retail	Virginia Beach, VA	2002	38,515	84.9	879,870	26.89
South Square	Durham, NC	1977/2005	107,812	100.0	1,829,556	16.97
Southgate Square	Colonial Heights, VA	1991/2016	220,131	96.3	2,812,549	13.27
Southshore Shops	Midlothian, VA	2006	40,333	93.1	737,009	19.63
Stone House Square	Hagerstown, MD	2008	108,624	90.4	1,567,631	15.96
Studio 56 Retail	Virginia Beach, VA	2007	11,594	100.0	375,632	32.40
Waynesboro Commons	Waynesboro, VA	1993	52,415	100.0	438,464	8.37
Wendover Village	Greensboro, NC	2004	135,758	100.0	1,955,629	14.41
Total / Weighted Average			2,969,665	95.8%	$45,599,181	$16.21

			Net Rentable			ABR per
Property	Location	Year Built	Square Feet(1)	Occupancy(2)	ABR(3)	Leased SF(3)
Retail Properties Subject to Ground Lease
Bermuda Crossroads(7)	Chester, VA	2001	11,000	100.0%	$163,350	$14.85
Broad Creek Shopping Center(8)	Norfolk, VA	1997/2001	24,818	100.0	607,081	24.46
Greentree Shopping Center	Chesapeake, VA	2014	5,088	100.0	230,004	45.21
Hanbury Village(7)	Chesapeake, VA	2006/2009	55,586	100.0	1,067,598	19.21
Harper Hill Commons(7)	Winston-Salem, NC	2004	41,520	100.0	373,680	9.00
Lightfoot Marketplace(7)	Williamsburg, VA	2016	51,750	100.0	660,771	12.77
North Point Center(7)	Durham, NC	1998/2009	280,556	100.0	1,083,666	3.86
Oakland Marketplace(7)	Oakland, TN	2004	45,000	100.0	186,300	4.14
Sandbridge Commons(7)	Virginia Beach, VA	2015	53,288	100.0	583,000	10.94
South Square(7)	Durham, NC	1977/2005	1,778	100.0	60,000	33.75
Stone House Square(7)	Hagerstown, MD	2008	3,650	100.0	165,000	45.21
Tyre Neck Harris Teeter(8)	Portsmouth, VA	2011	48,859	100.0	508,134	10.40
Total / Weighted Average			622,893	100.0%	5,688,584	$9.13

						ABR per
			Units	Occupancy(2)	ABR(10)	Occupied SF(11)
Multifamily Properties
Encore Apartments	Virginia Beach, VA	2014	286	94.4%	$4,130,448	$1.76
Johns Hopkins Village(11), (12)	Baltimore, MD	2016	157	76.4	5,916,960	2.78
Liberty Apartments(11)	Newport News, VA	2013	197	91.2	2,263,236	1.42
Smith’s Landing(12)	Blacksburg, VA	2009	284	98.9	3,653,952	1.14
The Cosmopolitan(11)	Virginia Beach, VA	2006	342	92.1	6,013,536	1.65
Total / Weighted Average			1,266	94.3%	21,978,132	$1.70
________________________________________

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

(2)
Occupancy for each of our office and retail properties is calculated as (a) square footage under executed leases as of December 31, 2016 divided by (b) net rentable square feet, expressed as a percentage. Occupancy for our multifamily properties is calculated as (a) total units occupied as of December 31, 2016 divided by (b) total units available, expressed as a percentage.

(3)
For the properties in our office and retail portfolios, annualized base rent, or ABR, is calculated by multiplying (a) base rental payments for executed leases as of December 31, 2016 (defined as cash base rents (before abatements) excluding tenant reimbursements for expenses paid by the landlord) by (b) 12. ABR per leased square foot is calculated by dividing (a) ABR by (b) square footage under executed leases as of December 31, 2016. In the case of triple net or modified gross leases, ABR does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.

(4)
As of December 31, 2016, the Company occupied 21,942 square feet at this property at an ABR of $688,788, or $30.48 per leased square foot, which amounts are reflected in the occupancy, ABR and ABR per leased square foot columns in the table. The rent paid by us is eliminated from our revenues in consolidation in accordance with GAAP.

(5)
As of December 31, 2016, the Company occupied 8,995 square feet at this property at an ABR of $304,841, or $33.89 per leased square foot, which amounts are reflected in the occupancy, ABR and ABR per leased square foot columns in the table. The rent paid by us is eliminated from our revenues in consolidation in accordance with GAAP.

(6)	Includes $32,760 of ABR pursuant to a rooftop lease.

(7)	The Company owns the land and the tenant owns the improvements thereto. The Company will succeed to the ownership of the improvements to the land upon the termination of the ground lease.

(8)
The Company leases the land underlying this property from the owner of the land pursuant to a ground lease. The Company re-leases the land to our tenant under a separate ground lease pursuant to which our tenant owns the improvements on the land.

(9)	For the properties in our multifamily portfolio, ABR is calculated by multiplying (a) base rental payments for the month ended December 31, 2016 by (b) 12.

(10)	ABR per occupied rentable square foot is calculated by dividing (a) ABR by (b) net rentable square footage of occupied units as of December 31, 2016.

(11)	ABR for Liberty Apartments, The Cosmopolitan and Johns Hopkins Village excludes $212,000, $970,000 and $1,159,000 of ABR from ground floor retail leases, respectively.

(12)	The Company leases the land underlying this property from the owner of the land pursuant to a ground lease.

The following tables summarize the scheduled expirations of leases in our office and retail operating property portfolios as of December 31, 2016. The information in the following tables does not assume the exercise of any renewal options.

Office Lease Expirations

		Square			% of Office
	Number of	Footage of	% Portfolio		Portfolio	Annualized Base
	Leases	Leases	Net Rentable	Annualized	Annualized	Rent per Leased
Year of Lease Expiration	Expiring	Expiring	Square Feet	Base Rent	Base Rent	Square Foot
Available	—	135,627	16.0%	$—	—%	$—
2017	8	14,159	1.7	437,004	2.3	30.86
2018	14	80,010	9.4	2,214,896	11.7	27.68
2019	14	90,120	10.6	2,259,108	11.9	25.07
2020	3	17,840	2.1	524,457	2.8	29.40
2021	7	56,046	6.6	1,368,210	7.2	24.41
2022	3	48,117	5.7	1,347,805	7.1	28.01
2023	4	43,078	5.1	1,087,325	5.7	25.24
2024	3	60,751	7.2	1,706,129	9.0	28.08
2025	4	43,292	5.1	1,218,282	6.4	28.14
2026	3	15,168	1.8	328,333	1.7	21.65
2027	3	49,072	5.8	1,395,219	7.4	28.43
Thereafter	9	193,960	22.9	5,038,214	26.8	25.98
Total / Weighted Average	75	847,240	100.0%	18,924,982	100.0%	$26.59

Retail Lease Expirations

		Square			% of Retail
	Number of	Footage of	% Portfolio		Portfolio	Annualized Base
	Leases	Leases	Net Rentable	Annualized	Annualized	Rent per Leased
Year of Lease Expiration	Expiring	Expiring	Square Feet	Base Rent	Base Rent	Square Foot
Available	—	156,929	4.4%	$—	—%	$—
Month-to-Month	5	7,342	0.2	118,656	0.2	16.16
2017	45	224,974	6.3	3,645,108	7.1	16.20
2018	73	331,094	9.2	5,371,571	10.5	16.22
2019	80	559,851	15.6	8,515,948	16.6	15.21
2020	60	507,658	14.1	7,073,303	13.8	13.93
2021	52	268,455	7.5	4,965,436	9.7	18.50
2022	27	262,149	7.3	3,798,078	7.4	14.49
2023	14	246,153	6.9	3,077,764	6.0	12.50
2024	16	165,318	4.6	2,596,382	5.1	15.71
2025	15	223,613	6.2	2,259,666	4.4	10.11
2026	19	154,386	4.3	2,649,185	5.2	17.16
2027	9	75,346	2.1	1,732,069	3.4	22.99
Thereafter	16	409,290	11.3	5,484,599	10.6	13.40
Total / Weighted Average	431	3,592,558	100.0%	$51,287,765	100.0%	$14.93

Tenant Diversification

The following tables list the 10 tenants in each of our office and retail operating property portfolios, based on annualized base rent as of December 31, 2016 ($ in thousands):

		% of	% of
		Office	Total
		Portfolio	Portfolio
	Annualized	Annualized	Annualized
Office Tenant	Base Rent	Base Rent	Base Rent
Clark Nexsen	$2,487	13.1%	2.7%
Hampton University	1,023	5.4	1.1
Commonwealth of Virginia	891	4.7	1.0
Kimley-Horn	859	4.5	0.9
Pender & Coward	839	4.4	0.9
Troutman Sanders	822	4.3	0.9
The Art Institute	819	4.3	0.9
Williams Mullen	755	4.0	0.8
City of Virginia Beach Development Authority	701	3.7	0.8
Cherry Bekaert	698	3.7	0.8
Top 10 Total	$9,894	52.1%	10.8%

		% of	% of
		Retail	Total
		Portfolio	Portfolio
	Annualized	Annualized	Annualized
Retail Tenant	Base Rent	Base Rent	Base Rent
Kroger/Harris Teeter	$5,923	11.5%	6.4%
Home Depot	2,190	4.3	2.4
Bed, Bath & Beyond	1,669	3.3	1.8
Regal Cinemas	1,607	3.1	1.7
PetSmart	1,398	2.7	1.5
Food Lion	1,283	2.5	1.4
Dick's Sporting Goods	840	1.6	0.9
Safeway	821	1.6	0.9
Weis Markets	802	1.6	0.9
Ross Dress for Less	755	1.5	0.8
Top 10 Total	$17,288	33.7%	18.7%

Development Pipeline

In addition to the properties in our operating property portfolio as of December 31, 2016, we had the following properties in various stages of development and stabilization.  We generally consider a property to be stabilized when it reaches 80% occupancy or thirteen quarters after acquisition or completion.

Pending Delivery			($ in '000s)		Schedule(1)
							Stabilized
		Estimated	Estimated	Incurred		Initial	Operation	AHH
Property	Location	Size(1)	Cost(1)	Cost	Start	Occupancy	(2)	Ownership %	Property Type
Harding Place	Charlotte, NC	225 units	$45,000	$8,000	3Q16	3Q18	1Q20	80% (3)	Multifamily
Town Center Phase VI	Virginia Beach, VA	39,000 sf 130 Units	42,000	3,000	4Q16	3Q18	3Q19	80% (5)	Mixed-use
Brooks Crossing	Newport News, VA	100,000 sf	20,000	—	3Q16	4Q18	4Q18	65% (3)	Office
Total			$107,000	$11,000

Delivered Not Stabilized			($ in '000s)		Schedule
							Stabilized
		Estimated	Estimated	Incurred		Initial	Operation	AHH
Property	Location	Size(1)	Cost(1)	Cost	Start	Occupancy	(1)(2)	Ownership %	Property Type
Brooks Crossing	Newport News, VA	18,000 sf	$3,000	$3,000	3Q15	3Q16	4Q16	65% (3)	Retail
4525 Main Street	Virginia Beach, VA	239,000 sf	51,000	46,000	1Q13	3Q14	2Q17	100%	Office
Johns Hopkins Village	Baltimore, MD	157 units	68,000	67,000	1Q15	3Q16	3Q17	80% (3), (4)	Multifamily
Lightfoot Marketplace	Williamsburg, VA	109,000 sf	24,000	23,000	3Q14	3Q16	2Q17	70% (3)	Retail
Total Development, Delivered Not Stabilized			146,000	139,000
Total			$253,000	$150,000
________________________________________

(1)	Represents estimates that may change as the development/stabilization process proceeds.

(2)	Estimated first full quarter of stabilized operations.

(3)	We are entitled to a preferred return on our equity prior to any distributions to minority partners.

(4)	Includes space subject to ground lease.

(5)	Ownership increased to 100% in January 2017.

Our execution on all of the projects identified in the preceding table are subject to, among other factors, regulatory approvals, financing availability and suitable market conditions.

Harding Place is a $45 million Class A multifamily property being developed in Midtown Charlotte, North Carolina with expected delivery in 2018.

Town Center Phase VI is the next phase of development in the Town Center of Virginia Beach, a $42 million mixed-use project expected to include 39,000 square feet of retail space, which is nearly 50% pre-leased as of the date of this report, and more than 130 luxury apartments, as part of the Company's ongoing public-private partnership with the City of Virginia Beach.

Brooks Crossing is our public-private partnership with the City of Newport News, Virginia designed to revitalize the east end of the city. The project includes 18,000 square feet of retail space and is leased by miscellaneous small retailers. As of December 31, 2016, the project was approximately 59.8% leased.  Additionally, we have agreed to develop, build and own a 100,000 square foot office tower anchored by Newport News Shipbuilding, a division of Huntington Ingalls Industries (NYSE:HII), as part of Brooks Crossing. The office development started in the third quarter of 2016.

4525 Main Street is our most recent addition to the Town Center of Virginia Beach and is located at the intersection of Main Street and Town Center Drive across from The Cosmopolitan, One Columbus and Armada Hoffler Tower. This 15-story office tower is anchored by Clark Nexsen, an international architecture and engineering firm, to whom we delivered approximately 85,000 square feet of office space in July 2014. Additionally, we delivered to the City of Virginia Beach Development Authority approximately 23,000 square feet of office space in June 2014. 4525 Main Street also features approximately 26,000 square feet of ground floor retail space anchored by Anthropologie, West Elm and Tupelo Honey Cafe.  As of December 31, 2016, the project was approximately 76.7% leased. Subsequent to December 31, 2016, 4525 Main Street is now 93% leased.

Johns Hopkins Village includes student housing, retail space and parking located adjacent to Johns Hopkins University’s Homewood campus in Baltimore, Maryland. This mixed-use development is designed to complement both the Homewood campus and nearby Charles Village neighborhood and provide a catalyst for future development in the area. CVS has leased 10,500 square feet of ground floor retail space. Construction was completed in August 2016. Approximately 76.4% of the apartment units were leased as of December 31, 2016.

Lightfoot Marketplace is a grocery-anchored shopping center in Williamsburg, Virginia. Harris Teeter has signed a 20-year ground lease for a new 53,000 square foot store. Lightfoot Marketplace also includes an additional 34,000 square feet of shops and restaurants as well as a 22,000 square foot build-to-suit building for Children’s Hospital of the King’s Daughters.   As of December 31, 2016, the project was approximately 49.2% leased.

Other Investments

Point Street Apartments

On October 15, 2015, we agreed to invest up to $28.2 million in the Point Street Apartments project in the Harbor Point area of Baltimore, Maryland. Point Street Apartments is an estimated $93.0 million development project with plans for a 17-story building comprised of 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged us to serve as construction general contractor. Point Street Apartments is scheduled to open in 2017; however, we can provide no assurances that Point Street Apartments will open on the anticipated timeline.

BDG secured a senior construction loan of up to $70.0 million to fund the development and construction of Point Street Apartments on November 10, 2016. We have agreed to guarantee $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Point Street Apartments upon completion of the project as follows. We currently have a $2.1 million letter of credit for the guarantee of the senior construction loan.

Our investment in the Point Street Apartments project is in the form of a loan under which BDG may borrow up to $28.2 million (the “BDG loan”). As of December 31, 2016, we have funded $20.6 million under the BDG loan and for the year ended December 31, 2016, we recognized $1.2 million of interest income on the BDG loan. See Note 6 to the accompanying consolidated financial statements.

One City Center

On February 25, 2016, we announced our joint venture with Austin Lawrence Partners to develop and construct One City Center in Durham, North Carolina. One City Center is a planned 27-story mixed-use project that is expected to include 130,000 square feet of office space, anchored by a 55,000 square foot lease with Duke University, along with 22,000 square feet of street-level retail space and 139 residential units. We are a minority partner in the joint venture and will serve as the project's general contractor, with full ownership of the office and retail portions of the project. Our equity investment in the joint venture is approximately $10.3 million. The project is scheduled to be completed in mid-2018. The project at One City Center is an unconsolidated joint venture.

Annapolis Junction

On April 21, 2016, we entered into a note receivable with a maximum principal balance of $42.0 million in the Annapolis Junction residential component of the Annapolis Junction Town Center project in Maryland (“Annapolis Junction”). Annapolis Junction is an estimated $102.0 million mixed-use development project with plans for 416 residential units, 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and has engaged us to serve as construction general contractor for the residential component. Annapolis Junction is scheduled to open in 2017; however, management can provide no assurances that Annapolis Junction will open on the anticipated timeline or at the anticipated cost.

AJAO secured a senior construction loan of up to $60.0 million to fund the development and construction of Annapolis Junction's residential component on September 30, 2016. We have agreed to guarantee $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Annapolis Junction upon completion of the project. Our investment in the Annapolis Junction project is in the form of a loan under which AJAO may borrow up to $48.0 million, including a $6.0 million interest reserve (the “AJAO loan”). During the year ended December 31, 2016, we recognized $2.0 million of interest income on the note. The balance on the Annapolis Junction note was $38.9 million as of December 31, 2016.

Acquisitions and Dispositions

On January 7, 2016, we completed the sale of a building constructed for the Economic Development Authority of Newport News, Virginia.  Net proceeds after transaction costs were $6.6 million.  The gain on the disposition was $0.4 million.

On January 8, 2016, we completed the sale of the Richmond Tower office building for $78.0 million. Net proceeds after transaction costs were $77.0 million. The gain on the disposition of Richmond Tower was $26.2 million.

On January 14, 2016, we completed the acquisition of a $170.5 million retail portfolio totaling 1.1 million square feet across 11 properties.

On April 29, 2016, we completed the acquisition of Southgate Square, a 220,000 square foot retail center located in Colonial Heights, Virginia, for aggregate consideration of $39.5 million, comprised of the assumption of $21.1 million in debt (which approximates fair value as of the closing date) and 1,575,185 Class A units of limited partnership interest in the Operating Partnership (“Class A Units”).

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

On August 4, 2016, we completed the acquisition of Southshore Shops, a 40,000 square foot retail center located in Midlothian, Virginia, for aggregate consideration of $9.3 million, comprised of $6.7 million in cash and 189,160 Class A Units.

On September 15, 2016, we completed the sale of the Oyster Point office property for $6.4 million. Net proceeds after transaction costs and settlement of liabilities were not significant. The gain on the disposition of Oyster Point was $3.8 million.

On October 13, 2016, we completed the acquisition of Columbus Village II, a 92,000 square foot retail and entertainment center adjacent to the Town Center of Virginia Beach, for aggregate consideration of 2,000,000 shares of our common stock, which based on the closing stock price on the date of the acquisition, led to an acquisition price of $26.2 million, excluding capitalized acquisition costs.

On November 17, 2016, we completed the acquisition of Renaissance Square, an 80,000 square foot retail center located in Davidson, North Carolina, for aggregate consideration of $17.1 million in cash.

On December 22, 2016, we completed the sale of land adjacent to the Brooks Crossing development for $0.4 million. The gain on the disposition of the land was less than $0.1 million.

Additional information regarding our real estate acquisition and disposition activity is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 5 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Segments

As of December 31, 2016, we operated in four business segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services. Additional information regarding our four operating segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Tax Status

We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. Our continued qualification as a REIT will depend upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operation will enable us to maintain the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. In addition, we have elected to treat AHP Holding, Inc., which, through its wholly-owned subsidiaries, operate our construction, development and third-party asset management businesses, as a taxable REIT subsidiary (“TRS”).

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

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy, in addition to other coverage that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, like those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, for such events. In addition, all but two of the properties in our portfolio as of December 31, 2016 were located in Virginia, Maryland, North Carolina and South Carolina, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

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

Employees

As of December 31, 2016, we had 151 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included with this Annual Report on Form 10-K.

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

The majority of the properties in our portfolio are located in Virginia, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2016, our properties in the Virginia and North Carolina markets represented approximately 69% and 15%, respectively, of the total annualized base rent of the properties in our portfolio. Furthermore, many of our properties are located in the Town Center of Virginia Beach, and rental revenues from our Town Center properties represented 41% of our total rental revenues. As a result, we are particularly susceptible to adverse economic, regulatory or other conditions in the Virginia market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia in which the properties in our portfolio are located contain high concentrations of military personnel and operations. A reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a downturn in the economy in Virginia, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail or multifamily properties. Our operations may also be affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for office, retail or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially adversely affect us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to satisfy our debt service obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

As of December 31, 2016, we had total debt outstanding of approximately $522.2 million, including amounts drawn under our credit facility, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. Excluding unamortized fair value adjustments and debt issuance costs, the aggregate outstanding principal balance of our debt was $527.1 million as of December 31, 2016. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Our retail shopping center properties typically are anchored by large, nationally recognized tenants. As of December 31, 2016, Kroger/Harris Teeter, Home Depot, Bed Bath & Beyond and Regal Cinemas collectively represented approximately 22.2%, and individually represented 11.5%, 4.3%, 3.3% and 3.1%, respectively, of the total annualized base rent in our retail portfolio. In addition, several of our retail properties are single-tenant properties or are occupied primarily by a single tenant. As of December 31, 2016, the Courthouse 7-Eleven, Tyre Neck Harris Teeter and Harrisonburg Regal retail properties in our portfolio were 100% occupied by 7-Eleven, Harris Teeter and Regal Cinemas, respectively, and the Dick’s at Town Center, Sandbridge Commons, Perry Hall Marketplace and Studio 56 retail properties were approximately 81%, 77%, 74% and 69% occupied by Dick’s Sporting Goods, Harris Teeter, Safeway and McCormick & Schmick’s, respectively. At any time, our tenants may experience a downturn in their business that may weaken significantly their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of such tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. Furthermore, mergers or consolidations among retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties.

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

As of December 31, 2016, approximately 7% of the square footage of the properties in our stabilized core office and retail portfolios was available. Additionally, 2.3% and 11.7% of the annualized base rent in our office portfolio was scheduled to expire in 2017 and 2018, respectively and 7.1% and 10.5% of the annualized base rent in our retail portfolio was scheduled to expire in 2017 and 2018, respectively. As of December 31, 2016, approximately 23% of our 4525 Main Street office property was available. Subsequent to December 31, 2016, 4525 Main Street is 93% leased. We cannot assure you that new leases will be entered into, that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, fears of a recession, personal debt levels, the housing market, stock market volatility and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distributions and our ability to service our debt obligations could be materially adversely affected.

The short-term leases in our multifamily portfolio expose us to the effects of declining market rents, which could adversely affect our results of operations, cash flow and cash available for distribution.

Substantially all of the leases in our multifamily portfolio are for terms of 12 months or less. As a result, even if we are able to renew or re-lease apartment units as leases expire, our rental revenues will be impacted by declines in market rents more quickly than if all of our leases had longer terms, which could adversely affect our results of operations, cash flow and cash available for distribution.

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

Our multifamily apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental units, as well as owner-occupied single- and multifamily units. Competitive housing in a particular area and an increase in affordability of owner-occupied single- and multifamily units due to, among other things, declining housing prices, oversupply, mortgage interest rates and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment units and increase or maintain rents at our multifamily properties, which could adversely impact our results of operations, cash flow and cash available for distribution.

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

Failure to succeed in new markets may limit our growth.
We have acquired in the past, and we may acquire in the future if appropriate opportunities arise, properties that are outside of our primary markets. Entering into new markets exposes us to a variety of risks, including difficulty evaluating local market conditions and local economies, developing new business relationships in the area, hiring and retaining key personnel and a lack of familiarity with local governmental and permitting procedures. Furthermore, expansion into new markets may divert management time and other resources. As a result, we may not be successful expanding into new markets, which could adversely impact our business, financial condition and results of operations.
We depend on significant tenants in certain of our office properties, and an inability to pay rent by any of these tenants could result in a material decrease in our rental income, which would have an adverse effect on our results of operations and cash available for distribution.

As of December 31, 2016, the top ten largest tenants in our office portfolio collectively accounted for approximately 52.1% of the total annualized base rent in our office portfolio. Furthermore, Clark Nexsen, Hampton University and the Commonwealth of Virginia accounted for 13.1%, 5.4% and 4.7%, respectively, of the total annualized base rent in our office portfolio as of December 31, 2016. The inability of these or other significant tenants to pay rent or renew their leases upon expiration could materially and adversely affect the income produced by our office properties, which would have an adverse effect on our results of operations and cash available for distribution.

A bankruptcy or insolvency of any of our significant tenants in our office or retail properties could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

If a significant tenant in our office or retail properties becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. In many cases, we may have made substantial initial investments in the applicable leases through tenant improvement allowances and other concessions that we may not be able to recover. Any such event could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

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

Many of our tenants, particularly those that lease space in our retail properties are smaller businesses that generally do not have the financial strength or resources of larger corporate tenants. In particular, 234 of our retail leases (representing approximately 15% of our annualized base rent from retail properties as of December 31, 2016) lease 2,500 or less square feet from us, and many of those tenants are smaller independent businesses, which generally experience a higher rate of failure than larger businesses. As a result of our dependence on these smaller businesses, we could experience a higher rate of tenant defaults, turnover and bankruptcies, which could have a material adverse effect on our cash flow and results of operations.

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

Approximately 57% of our total annualized base rent as of December 31, 2016 is from retail properties. As a result, we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

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

Increases in interest rates will increase our interest expense and may adversely affect our ability to pay distributions.

We have incurred, and may in the future incur, additional indebtedness that bears interest at a variable rate. An increase in interest rates would increase our interest expense and increase the cost of refinancing existing debt and issuing new debt, which would adversely affect our cash flow and our ability to make distributions to our stockholders. In addition, to the extent we are unable to refinance debt when it becomes due, we will have fewer debt guarantee opportunities available to offer under our tax protection agreements, which could trigger an obligation to indemnify certain parties under the applicable tax protection agreements. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. The effect of prolonged interest rate increases could adversely impact our ability to make acquisitions and develop properties.

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

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole. Such conditions may materially adversely affect us as a result of the following potential consequences, among others:

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

If the U.S. economy experiences an economic downturn, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

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

We will continue to incur costs as a result of being a public company, and such costs may increase if and when we cease to be an “emerging growth company.”

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

We will be required to have an independent auditor assess the effectiveness of our internal controls over financial reporting when we cease to be an "emerging growth company."

As long as we remain an emerging growth company, as that term is defined in the JOBS Act, we will be permitted to gradually comply with certain of the on-going reporting and disclosure obligations of public companies pursuant to the Sarbanes-Oxley Act. However, after we are no longer an emerging growth company under the JOBS Act, management will be required to have an independent auditor assess the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. For the year ended December 31, 2016, we were require to document internal control processes and provide self-certification of those processes. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per share trading price of our common stock.

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

We have, and in the future we may, acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units. In particular, we issued OP Units in connection with our acquisition of certain properties during 2016 and intend to issue additional OP Units in connection with certain property acquisitions during 2017, as discussed in “Item 1 – Business – Acquisitions and Dispositions.” This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions also could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions. In addition, future issuances of OP Units would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. To the extent that our stockholders do not directly own OP Units, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Hoffler (our Executive Chairman), Kirk (our Vice Chairman), Haddad (our President and Chief Executive Officer), Apperson (our President of Construction), O’Hara (our Chief Financial Officer and Treasurer), and Smith (our Chief Investment Officer and Corporate Secretary) and Ms. Hampton (our President of Asset Management), who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, development and construction activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lose their services, our relationships with such industry personnel could diminish.

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

All but two of the properties in our portfolio as of December 31, 2016 are located in Virginia, Maryland, North Carolina and South Carolina, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. In addition, we may reduce or discontinue insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, in the event of a hurricane, we may be required to incur significant costs, and, to the extent that a loss exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

In the past, we have, and in the future, we expect to, co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture or other entity. In particular, in connection with the formation transactions related to our initial public offering, we provided certain of the prior investors with the right to co-develop certain projects with us in the future and the right to acquire a minority equity interest in certain properties that we may develop in the future, in each case under certain circumstances and subject to certain conditions set forth in the applicable agreement. Furthermore, as of December 31, 2016, we were 70%, 65%, 80%, 80%, 80% and 37% joint venture partners in our Lightfoot Marketplace, Brooks Crossing, Johns Hopkins Village, Town Center Phase VI, Harding Place and City Center development projects, respectively.

Subsequent to December 31, 2016, we acquired the remaining 20% interest in Town Center Phase VI. In the event that we co-develop a property together with a third party, we would be required to share a portion of the development fee. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

Mezzanine loans and similar loan investments are subject to significant risks, and losses related to these investments could have a material adverse effect on our financial condition and results of operations.

We have originated, and may in the future originate or acquire, mezzanine or similar loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. As a result, we may not recover some or all of our initial investment. In addition, in connection with our loan investments, we may have options to purchase all or a portion of the underlying property upon maturity of the loan; however, if a developer’s costs for a project are higher than anticipated, exercising such options may not be attractive or economically feasible, or we may not have sufficient funds to exercise such options even if desire to do so. Significant losses related to mezzanine or similar loan investments could have a material adverse effect on our financial condition and results of operations.

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

In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary capital expenditures, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

We may not be able to sustain our growth rate level.

Since our inception, we have achieved significant growth in our portfolio and results of operations. We may not be able to sustain this level of growth, and over time we may experience a decline in our growth rate as a result of various factors, including our ability to successfully acquire and develop retail, office and multifamily properties, changes in the economic and other conditions in geographic markets in which we conduct business, changes in the real estate market generally, the competitiveness of the real estate market and the other risks discussed in this section, which could adversely affect the market price of our common stock.

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

If we are unable to identify attractive investment opportunities and successfully develop new properties, our financial condition, results of operations, cash flow and growth prospects could be materially adversely affected.

The risks associated with land holdings and related activities could have a material adverse effect on us, including our results of operations.

We hold options to acquire undeveloped parcels of land for future development and may in the future acquire additional land holdings for development. The risks inherent in purchasing, owning, and developing land increase as demand or rental rates for office, retail or multifamily properties decreases. Real estate markets are highly uncertain and volatile and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate. In addition, carrying costs, including interest and other pre-development costs, can be significant and can result in losses or reduced profitability. If there are subsequent changes in the fair value of our undeveloped land holdings that cause us to determine that the fair value of our undeveloped land holdings is less than their carrying basis reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges which would reduce our net income and could materially and adversely affect our results of operations.

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

The development of the projects in our development pipeline are subject to numerous risks, many of which are outside of our control. The cost necessary to complete the development of our development pipeline could be materially higher than we anticipate. Because we generally intend to commence the construction phase of an office or retail project for our own account only where a substantial percentage of the commercial space is pre-leased, we could decide not to undertake construction on one or more of the projects in our development pipeline if our pre-leasing efforts are unsuccessful. Furthermore, if we are delayed in the completion of any development project, tenants may have the right to terminate pre-development leases, which could materially adversely affect the financial viability of the project. In addition, even if we decide to commence construction on a project, we can provide no assurances that we will complete any of the projects in our development pipeline on the anticipated schedule, or that, once completed, the properties in our development pipeline will achieve the results that we expect. If the development of the projects in our development pipeline is not completed in accordance with our anticipated timing or at the anticipated cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our growth prospects, financial condition and results of operations.

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

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business ,” as well as the following:

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

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate and clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property and our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. See “Part I—Business—Regulation.”

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

As of December 31, 2016, Daniel Hoffler, our Executive Chairman, owned approximately 9% and, collectively, Messrs. Hoffler, Haddad and Kirk owned approximately 15% of the combined outstanding shares of our common stock and OP Units of our Operating Partnership (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers.

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

The limited partners in our Operating Partnership owned approximately 31.9% of the outstanding OP Units of our Operating Partnership as of December 31, 2016.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with the formation transactions related to our initial public offering, our Operating Partnership entered into tax protection agreements that provide that if we dispose of any interest in the certain protected properties in a taxable transaction prior to the seventh (or, in a limited number of cases, the tenth) anniversary of the completion of the formation transactions, subject to certain exceptions, we will indemnify certain contributors, including Messrs. Hoffler, Haddad, Kirk and Apperson and their respective affiliates and certain of our other officers, for their tax liabilities attributable to the built-in gain that existed with respect to such property interests as of the time of our initial public offering, and the tax liabilities incurred as a result of such tax protection payment. In addition, in connection with certain acquisitions completed since our initial public offering, we entered into tax protection agreements that require us to indemnify the contributors for their tax liabilities in the event that we dispose of the properties subject to the tax protection agreements, and may enter into similar agreements in connection with future property acquisitions. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive or unattractive for us to do so because of these obligations. Moreover, as a result of these potential tax liabilities, Messrs. Hoffler, Haddad, Kirk and Apperson and certain of our other officers may have a conflict of interest with respect to our determination as to certain of our properties.

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

As of December 31, 2016, we owned 68.1% of the outstanding OP Units in our Operating Partnership. We regularly have issued OP Units to third parties as consideration for acquisitions, and in the future we may continue to do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our board of directors may not grant an exemption from this restriction to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. This restriction as well as other restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT.

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

Changes to the U.S. federal income tax laws, including the enactment of certain proposed tax reform measures, could have an adverse impact on our business and financial results.

Numerous changes to the U.S. federal income tax laws are proposed regularly.  Moreover, legislative and regulatory changes may be more likely in the 115th Congress because the Presidency and such Congress will be controlled by the same political party and significant reform of the Code has been described publicly as a legislative priority.  Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes.  If enacted, certain such changes could have an adverse impact on our business and financial results.  For example, certain proposals set forth in Trump administration and House Republican tax plans could reduce the relative competitive advantage of operating as a REIT unless accompanied by responsive changes to the REIT rules.  These proposals include: the lowering of income tax rates on individuals and corporations, which could ease the burden of double taxation on corporate dividends and make the single level of taxation on REIT distributions relatively less attractive; allowing the expensing of capital expenditures, which could have a similar impact and also could result in the bunching of taxable income and required distributions for REITs; and further limiting or eliminating the deductibility of interest expense, which could disrupt the real estate market and could increase the amount of REIT taxable income that must be distributed as dividends to shareholders.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms on the real estate investment industry or REITs clear.  Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares.

The period during which a REIT is subject to tax in respect of built-in gains recognized on property acquired form a C corporation is currently uncertain.

On June 7, 2016, the U.S. Treasury Department issued temporary Regulations which temporarily extended the period during which a REIT is subject to tax in respect of built-in gains recognized on property acquired from a C corporation from five years to ten years.  This extension only applied to assets with built-in gains acquired on or after August 8, 2016 and was set to expire on June 7, 2019.  On January 18, 2017, the U.S. Treasury Department issued final Regulations to shorten the ten-year period back to a five-year period for assets with built-in gains acquired on or after February 17, 2017, and to permit taxpayers to apply the five-year period for assets with built-in gains acquired on or after August 8, 2016 and on or before February 17, 2017.  Pursuant to these final Regulations, if we acquire any asset from a C corporation, or a corporation that generally is subject to full corporate level tax, in a merger or other transaction in which we acquire a basis in the asset that is determined by reference either to the C corporation’s basis in the asset or to another asset, we will pay tax at the highest U.S. federal corporate income tax rate applicable if we recognize gain on the sale or disposition of the asset during the five-year period after we acquire the asset.  However, on January 20, 2017, White House Chief of Staff Reince Preibus issued a Memorandum for the Heads of Executive Departments and Agencies (the “Regulatory Freeze Memorandum”), effective January 18, 2017, ordering agencies to temporarily postpone for 60 days the effective date of certain regulations; the effect of the Regulatory Freeze Memorandum, if any, on the final Regulations described above remains unclear.

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

The market price of our common stock may be volatile in the future. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects in 2017 compared to 2016. In particular, the market price of our common stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our FFO or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	changes in the federal government, particularly with respect to the new political administration;

•	our underlying asset value;

•	investor confidence in the stock and bond markets generally;

•	changes in tax laws;

•	future equity issuances;

•	failure to meet earnings estimates;

•	failure to meet and maintain REIT qualifications;

•	changes in our credit ratings; and

•	general market and economic conditions.

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

As of February 28, 2017, there were 37,588,278 shares of our common stock outstanding. In addition, as of February 28, 2017, there were 17,858,610 OP Units in our Operating Partnership outstanding, of which 16,583,610 OP Units are currently redeemable at the option of the holders, 1,000,000 OP Units will become redeemable by the holders on July 10, 2017 and 275,000 OP Units will become redeemable by the holders on January 10, 2018, in each case, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have an effective resale shelf registration statement pursuant to which we may issue freely tradeable shares of our common stock upon redemption of such OP Units. Accordingly, a substantial number of shares of our common stock could be issued in the future pursuant to such resale shelf registration statement. In addition, we have an effective shelf registration statement covering the possible resale, from time to time, of up to 2,000,000 shares of our common stock that were issued in connection with our acquisition of a stabilized retail asset on October 13, 2016. The sale of such shares, or the perception that such sale may occur, could materially and adversely affect the per share trading price of our common stock. In addition, as of the date hereof, 218,050 shares of our common stock and other equity-based awards were available for issuance in the future under our 2013 Equity Incentive Plan.

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

Market Information

Our common stock trades on the NYSE under the symbol “AHH.” Below is a summary of the high and low prices of our common stock for each quarterly period in the years ended December 31, 2016 and 2015 and the cash distributions per share declared by us with respect to each period.

			Distributions
2016	High	Low	Declared
January 1, 2016—March 31, 2016	$11.50	$9.76	$0.18
April 1, 2016—June 30, 2016	13.84	11.15	0.18
July 1, 2016—September 30, 2016	15.50	12.67	0.18
October 1, 2016—December 31, 2016	14.98	12.52	0.18

			Distributions
2015	High	Low	Declared
January 1, 2015—March 31, 2015	$11.12	$9.44	$0.17
April 1, 2015—June 30, 2015	10.83	9.99	0.17
July 1, 2015—September 30, 2015	10.63	9.50	0.17
October 1, 2015—December 31, 2015	11.60	9.62	0.17

On December 31, 2016 and February 28, 2017, the closing price of our common stock as reported on the NYSE was $14.57 and $13.95, respectively.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period May 8, 2013, the date our common stock began trading on the NYSE, through December 31, 2016, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on May 8, 2013. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

2016 Total Stockholder Return
Armada Hoffler Properties
RMS
Russell 2000
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
12/31/15
01/31/16
02/29/16
03/31/16
04/30/16
05/31/16
06/30/16
07/31/16
08/31/16
09/30/16
10/31/16
11/30/16
12/31/16

Distribution Information

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. For a description of restrictions on our ability to make distributions, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility,” and Note 8, “Indebtedness” to our accompanying consolidated financial statements.

Any future distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected financial condition, liquidity, EBITDA, FFO and results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, as described above, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under our credit facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends.

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

Stockholder Information

As of February 28, 2017, there were approximately 103 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 28, 2017, there were 89 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 2013 Equity Incentive Plan. The following table summarizes all of these repurchases during the three months ended December 31, 2016.

Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased(1)	Paid for Shares(1)	or Programs	Plans or Programs
October 1, 2016 through October 31, 2016	—	$—	N/A	N/A
November 1, 2016 through November 30, 2016	98	13.10	N/A	N/A
December 1, 2016 through December 31, 2016	—	—	N/A	N/A
Total	98
________________________________________

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

The following selected historical consolidated and combined financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated and combined financial statements as of December 31, 2016 and 2015 and for the three years ended December 31, 2016 and the related notes included elsewhere in this Annual Report on Form 10-K.

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

The selected historical consolidated and combined financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our audited historical financial statements. Due to the timing of the initial public offering, the results of operations for the year ended December 31, 2012 reflect only the financial condition and results of operations of our predecessor. The results of operations for the year ended December 31, 2013 reflect the financial condition and results of operations of our predecessor together with our company.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except per share data)
Operating Data:
Rental revenues	$99,355	$81,172	$64,746	$57,520	$54,436
General contracting and real estate services revenues	159,030	171,268	103,321	82,516	54,046
Rental expenses	21,904	19,204	16,667	14,025	12,682
Real estate taxes	9,629	7,782	5,743	5,124	4,865
General contracting and real estate services expenses	153,375	165,344	98,754	78,813	50,103
Depreciation and amortization	35,328	23,153	17,569	14,898	12,909
Interest expense	(16,466)	(13,333)	(10,648)	(12,303)	(16,561)
Loss on extinguishment of debt	(82)	(512)	—	(2,387)	—
Gain on real estate dispositions and acquisitions	30,533	18,394	2,211	9,460	—
Income from continuing operations	42,755	31,183	12,759	14,453	8,907
Results from discontinued operations	—	—	—	—	(10)
Net income	$42,755	$31,183	$12,759	$14,453	$8,897
Net income attributable to stockholders	$28,074	$19,642	$7,691	$7,336
Net income per share—basic and diluted	$0.85	$0.75	$0.36	$0.39
Cash dividends declared per share	$0.72	$0.68	$0.64	$0.40
Balance Sheet Data:
Real estate investments, at cost	$908,287	$633,591	$595,000	$462,976	$354,740
Accumulated depreciation	(139,553)	(125,380)	(116,099)	(105,228)	(92,454)
Net real estate investments	768,734	508,211	478,901	357,748	262,286
Real estate investments held for sale	—	40,232	8,538	—	—
Cash and cash equivalents	21,942	26,989	25,883	18,882	9,400
Notes receivable	59,546	7,825	—	—	—
Construction assets	39,543	36,623	19,704	13,811	11,696
Total assets	$982,468	$689,547	588,022	432,210	329,862
Indebtedness, net	522,180	377,593	356,345	274,673	333,130
Construction liabilities	61,297	54,291	43,452	29,680	21,605
Total liabilities	633,490	463,827	426,116	326,689	371,203
Total equity	348,978	225,720	161,906	105,521	(41,341)
Other Data:
Funds from operations(1)	$47,980	$35,942	$28,117	$19,806	$21,886
Normalized funds from operations(2)	50,921	38,659	28,594	22,812	—
Cash provided by operating activities	59,770	33,086	31,362	22,175	22,326
Cash used for investing activities	(226,461)	(56,381)	(105,306)	(47,947)	(4,702)
Cash provided by (used for) financing activities	161,644	24,401	80,945	35,254	(21,673)
________________________________________

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Net income	$42,755	$31,183	$12,759	$14,453	$8,897
Depreciation and amortization	35,328	23,153	17,569	14,898	12,909
Gain loss on real estate dispositions and acquisitions	(30,103)	(18,394)	(2,211)	(9,460)	—
Real estate joint ventures, net	—	—	—	(85)	80
Funds from operations	$47,980	$35,942	$28,117	$19,806	$21,886
(2) Please see calculation of Normalized FFO in "Item 7, Management's Discussion and Analysis-Liquidity and Capital Resources." This data is not available for the year ended December 31, 2012.

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

Business Description

We are a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic and Southeastern United States. As of December 31, 2016, our operating property portfolio was comprised of 37 retail properties, six office properties and five multifamily properties. In addition to our operating property portfolio, we had two retail properties, two office properties, two one multifamily properties and one mixed-use property in various states of development and stabilization as of December 31, 2016.

 As of December 31, 2016, we owned 100% of the interests in all of the properties in our operating property portfolio. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner of our Operating Partnership and, as of December 31, 2016, we owned, through a combination of direct and indirect interests, 68.1% of the outstanding OP units in our operating partnership.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013.

Our principal executive office is located at 222 Central Park Avenue, Suite 2100, Virginia Beach, Virginia 23462 in the Armada Hoffler Tower at the Virginia Beach Town Center. In addition, we have construction offices located at 249 Central Park Avenue, Suite 300, Virginia Beach, Virginia 23462 and 1300 Thames Street, Suite 30, Baltimore, Maryland 21231. The telephone number for our principal executive office is (757) 366-4000. We maintain a website at www.armadahoffler.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this report.

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

Operating Property Acquisitions

In connection with operating property acquisitions, we identify and recognize all assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements and buildings and improvements are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangibles are presented within other assets and liabilities in the consolidated balance sheets and amortized over their respective lease terms. The Company amortizes in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. We amortize above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize below-market ground lease assets as increases to rental expenses on a straight-line basis over the remaining term of the related leases. Prior to October 1, 2016, we expensed all costs incurred related to operating property acquisitions. On October 1, 2016, we adopted newly issued accounting guidance that allows capitalization of costs related to operating property acquisitions.

We value land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach. The approach applies industry standard replacement costs adjusted for geographic specific considerations and reduced by estimated depreciation. The value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of the structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information and depreciation curves for the identified asset classes. The value of acquired lease intangibles considers the estimated cost of leasing the properties as if the acquired buildings were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an estimated total lease-up time and lost rental revenues during such time. The value of current leases relative to market-rate leases is based on market rents obtained for market comparables. Given the significance of unobservable inputs used in the valuation of acquired real estate assets, we classify them as Level 3 inputs in the fair value hierarchy.

We value debt assumed in connection with operating property acquisitions based on a discounted cash flow analysis of the expected cash flows of the debt. Such analysis considers the contractual terms of the debt, including the period to maturity, and uses observable market-based inputs, including interest rate information as of the acquisition date. We also consider credit valuation adjustments for potential nonperformance risk. We classify the inputs used to value debt assumed in connection with operating property acquisitions as Level 2 inputs in the fair value hierarchy as they are predominantly observable and market-based.

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

Segment Results of Operations

As of December 31, 2016, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services that are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) or “NOI” is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a reconciliation of NOI to net income.

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

Office Segment Data

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Rental revenues	$20,929	$31,534	$27,827
Rental expenses	7,560	9,888	8,710
NOI	$13,369	$21,646	$19,117
Square feet(1)	847,240	916,316	918,162
Occupancy(1)	86.8%	95.8%	95.2%
________________________________________

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2016 decreased $10.6 million compared to the year ended December 31, 2015. NOI for the year ended December 31, 2016 decreased $8.3 million compared to the year ended December 31, 2015. The decreases in rental revenues and NOI resulted from the dispositions of Richmond Tower and Oyster Point, which occurred in the first quarter and third quarter of 2016, respectively.

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

Office Same Store Results

Office same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2016 and 2015 and December 31, 2015 and 2014 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2016 (1)	2015 (1)	Change	2015 (2)	2014 (2)	Change
	($ in thousands)
Rental revenues	$15,476	$15,565	$(89)	$24,698	$24,615	$83
Property expenses	5,430	5,709	(279)	8,175	8,140	35
Same Store NOI	$10,046	$9,856	$190	$16,523	$16,475	$48
Non-Same Store NOI	3,323	11,790	(8,467)	5,123	2,642	2,481
Segment NOI	$13,369	$21,646	$(8,277)	$21,646	$19,117	$2,529
________________________________________

(1)	Same store excludes 4525 Main Street, the Richmond Tower building, the Oyster Point building, the Oceaneering International building and the Sentara Williamsburg medical office building.

(2)
Same store excludes 4525 Main Street, the two Commonwealth of Virginia buildings, the Oceaneering International building, the Sentara Williamsburg medical office building and the Virginia Natural Gas office building.

Same store rental revenues for the year ended December 31, 2016 decreased slightly compared to the year ended December 31, 2015 because of lower occupancy at One Columbus and Armada Hoffler Tower in the Town Center of Virginia Beach. The decrease in rental revenues was more than offset by decreases in property expenses, specifically utilities, which were lower due to lower usage in 2016.

Same store rental revenues and NOI for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 because of higher occupancy at Two Columbus and Armada Hoffler Tower in the Town Center of Virginia Beach.

Retail Segment Data

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Rental revenues	$56,511	$32,064	$23,956
Rental expenses	14,511	8,843	7,108
NOI	$42,000	$23,221	$16,848
Square feet(1)	3,592,558	1,643,058	1,200,738
Occupancy(1)	95.8%	95.5%	96.4%
________________________________________

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2016 increased $24.4 million compared to the year ended December 31, 2015. NOI for the year ended December 31, 2016 increased $18.8 million compared to the year ended December 31, 2015. The increases in rental revenues and NOI resulted primarily from property acquisitions and new real estate placed into service. During the year ended December 31, 2016, we acquired the 11-property retail portfolio, Southgate Square, Southshore Shops, Columbus Village II and Renaissance Square and placed into service Brooks Crossing and Lightfoot Marketplace.

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

Retail Same Store Results

Retail same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2016 and 2015 and December 31, 2015 and 2014 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2016 (1)	2015 (1)	Change	2015 (2)	2014 (2)	Change
	($ in thousands)
Rental revenues	$26,316	$25,984	$332	$23,948	$22,986	$962
Property expenses	7,579	7,485	94	7,160	6,962	198
Same Store NOI	$18,737	$18,499	$238	$16,788	$16,024	$764
Non-Same Store NOI	23,263	4,722	18,541	6,433	824	5,609
Segment NOI	$42,000	$23,221	$18,779	$23,221	$16,848	$6,373
________________________________________

(1)
Same store excludes the 11-property retail portfolio, Brooks Crossing, Columbus Village, Columbus Village II, Greentree Shopping Center, Lightfoot Marketplace, Providence Plaza, Perry Hall Marketplace, Renaissance Square, Sandbridge Commons, Socastee Commons, Southgate Square, Southshore Shops and Stone House Square.

(2)	Same store excludes Columbus Village, Dimmock Square, Greentree Shopping Center, Providence Plaza, Perry Hall Marketplace, Sandbridge Commons, Socastee Commons and Stone House Square.

Same store rental revenues and NOI for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 primarily because of higher occupancy at Broad Creek, Hanbury Village, North Point, Parkway Marketplace and Fountain Plaza. These increases were partially offset somewhat by lower occupancy at 249 Central Park.

Same store rental revenues and NOI for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 primarily because of higher occupancy at South Retail in the Town Center of Virginia Beach and the redeveloped ground floor space at Dick’s at Town Center.

Multifamily Segment Data

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Rental revenues	$21,915	$17,574	$12,963
Rental expenses	9,462	8,255	6,592
NOI	$12,453	$9,319	$6,371
Apartment units(1)	1,266	1,109	626
Occupancy(1)	94.3%	94.2%	95.7%
________________________________________

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2016 increased $4.3 million compared to the year ended December 31, 2015. NOI increased $3.1 million compared to the year ended December 31, 2015. The increases in rental revenues and NOI resulted primarily from the delivery of Johns Hopkins Village in August 2016. The increase from Johns Hopkins Village was offset somewhat by the sale of Whetstone Apartments in 2015.

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

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2016 and 2015 and December 31, 2015 and 2014 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2016 (1)	2015 (1)	Change	2015 (2)	2014 (2)	Change
	($ in thousands)
Rental revenues	$12,221	$12,158	$63	$12,159	$11,638	$521
Property expenses	5,325	5,249	76	5,249	5,148	101
Same Store NOI	$6,896	$6,909	$(13)	$6,910	$6,490	$420
Non-Same Store NOI	5,557	2,410	3,147	2,409	(119)	2,528
Segment NOI	$12,453	$9,319	$3,134	$9,319	$6,371	$2,948
________________________________________

(1)	Same store excludes Encore Apartments, Johns Hopkins Village, Liberty Apartments and Whetstone Apartments.

(2)	Same store excludes Encore Apartments, Liberty Apartments and Whetstone Apartments.

Same store rental revenues for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 because of higher rental rates at Smith's Landing. This increase was partially offset by lower occupancy at The Cosmopolitan in the Town Center of Virginia Beach. Same store NOI decreased slightly due to an increase in real estate taxes at The Cosmopolitan.

Same store rental revenues and NOI for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 because of higher occupancy at The Cosmopolitan in the Town Center of Virginia Beach and Smith’s Landing.

General Contracting and Real Estate Services Segment Data

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Segment revenues	$159,030	$171,268	$103,321
Gross profit	$5,655	$5,924	$4,567
Operating margin	3.6%	3.5%	4.4%
Construction backlog	$217,718	$83,433	$159,139

Segment revenues for the year ended December 31, 2016 decreased $12.2 million compared to the year ended December 31, 2015. Gross profit for the year ended December 31, 2016 decreased $0.3 million compared to the year ended December 31, 2015. The decrease in segment revenues resulted from lower volume on our construction contracts driven by the completion of the Exelon construction project in the Inner Harbor of Baltimore. The decrease in segment revenue was slightly offset by higher operating margins.

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

The changes in construction backlog for each of the three years ended December 31, 2016 were as follows:

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Beginning backlog	$83,433	$159,139	$46,385
New contracts/change orders	293,115	95,356	215,303
Work performed	(158,830)	(171,062)	(102,549)
Ending backlog	$217,718	$83,433	$159,139

During the year ended December 31, 2016, we executed several new contracts: Annapolis Junction and the Dinwiddie County administration building, which added $50.2 million and $23.0 million, respectively, to the December 31, 2016 backlog.

During the year ended December 31, 2015, we added $45.9 million to backlog for the construction of a new hotel at the Oceanfront of Virginia Beach, Virginia for a related party development group. Construction is expected to be completed in time for the 2017 summer season. As of December 31, 2016 and 2015, we had $7.8 million and $40.4 million, respectively, of backlog related to the Oceanfront hotel construction project.

During the year ended December 31, 2014, we executed a $168.8 million contract for the construction of the new headquarters for Exelon’s Constellation business unit in Baltimore, Maryland. Exelon is the nation’s leading competitive energy provider. Construction was completed in the fourth quarter of 2016. As of December 31, 2015 and 2014, we had $26.9 million and $126.0 million, respectively, of backlog related to the Exelon construction project.

Consolidated Results of Operations

The following table summarizes our results of operations for each of the three years ended December 31, 2016:

	Years Ended December 31,			2016	2015
	2016	2015	2014	Change	Change
	($ in thousands)
Revenues
Rental revenues	$99,355	$81,172	$64,746	$18,183	$16,426
General contracting and real estate services revenues	159,030	171,268	103,321	(12,238)	67,947
Total revenues	258,385	252,440	168,067	5,945	84,373
Expenses
Rental expenses	21,904	19,204	16,667	2,700	2,537
Real estate taxes	9,629	7,782	5,743	1,847	2,039
General contracting and real estate services expenses	153,375	165,344	98,754	(11,969)	66,590
Depreciation and amortization	35,328	23,153	17,569	12,175	5,584
General and administrative expenses	9,552	8,397	7,711	1,155	686
Acquisition, development and other pursuit costs	1,563	1,935	229	(372)	1,706
Impairment charges	355	41	15	314	26
Total expenses	231,706	225,856	146,688	5,850	79,168
Operating income	26,679	26,584	21,379	95	5,205
Interest income	3,228	126	—	3,102	126
Interest expense	(16,466)	(13,333)	(10,648)	(3,133)	(2,685)
Loss on extinguishment of debt	(82)	(512)	—	430	(512)
Gain on real estate dispositions	30,533	18,394	2,211	12,139	16,183
Change in fair value of interest rate derivatives	(941)	(229)	(233)	(712)	4
Other income	147	119	120	28	(1)
Income before taxes	43,098	31,149	12,829	11,949	18,320
Income tax benefit (provision)	(343)	34	(70)	(377)	104
Net income	$42,755	$31,183	$12,759	$11,572	$18,424

Rental Revenues. Rental revenues by segment for each of the three years ended December 31, 2016 were as follows:

	Years Ended December 31,			2016	2015
	2016	2015	2014	Change	Change
	($ in thousands)
Office	$20,929	$31,534	$27,827	$(10,605)	$3,707
Retail	56,511	32,064	23,956	24,447	8,108
Multifamily	21,915	17,574	12,963	4,341	4,611
	$99,355	$81,172	$64,746	$18,183	$16,426

Rental revenues increased $18.2 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in office rental revenues resulted primarily from the dispositions of Richmond Tower and Oyster Point, which we sold in the first and third quarters of 2016, respectively. The increase in retail rental revenues resulted primarily from property acquisitions and new real estate placed into service. During the year ended December 31, 2016, we acquired the 11-property retail portfolio, Southgate Square, Southshore Shops, Columbus Village II and Renaissance Square and placed into service Brooks Crossing and Lightfoot Marketplace. The increases in multifamily rental revenues resulted primarily from the delivery of Johns Hopkins Village in August 2016.

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

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues for the years ended December 31, 2016 and 2015 decreased $12.2 million and increased $67.9 million, respectively, compared to the respective prior years, because of lower volume on our construction contracts, due to the completion of the Exelon construction project in 2016.

Rental Expenses. Rental expenses by segment for each of the three years ended December 31, 2016 were as follows:

	Years Ended December 31,			2016	2015
	2016	2015	2014	Change	Change
	($ in thousands)
Office	$5,560	$6,938	$6,395	$(1,378)	$543
Retail	9,116	5,915	5,011	3,201	904
Multifamily	7,228	6,351	5,261	877	1,090
	$21,904	$19,204	$16,667	$2,700	$2,537

Rental expenses increased $2.7 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Office rental expenses decreased primarily due to the disposition of Richmond Tower and Oyster Point. Retail rental expenses increased because of property acquisitions and new real estate placed into service. Multifamily rental expenses increased because of increased leasing at both Encore and Liberty Apartments and the delivery of Johns Hopkins Village in August 2016.

Rental expenses increased $2.5 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. Office rental expenses increased primarily because of the full year operation of 4525 Main Street. Retail rental expenses increased because of property acquisitions and new real estate placed into service.

Real Estate Taxes. Real estate taxes by segment for each of the three years ended December 31, 2016 were as follows:

	Years Ended December 31,			2016	2015
	2016	2015	2014	Change	Change
	($ in thousands)
Office	2,000	2,950	2,315	$(950)	$635
Retail	5,395	2,928	2,097	2,467	831
Multifamily	2,234	1,904	1,331	330	573
	$9,629	$7,782	$5,743	$1,847	$2,039

Real estate taxes increased $1.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Office real estate taxes decreased primarily because of the dispositions of Richmond Tower and Oyster Point. Retail real estate taxes increased because of property acquisitions, new real estate placed into service and reassessments. Multifamily real estate taxes increased because of the reassessment of Encore Apartments, The Cosmopolitan and the delivery of Johns Hopkins Village in August 2016.

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

General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses for the years ended December 31, 2016 and 2015 decreased $12.0 million and increased $66.6 million compared to the respective prior years, because of lower volume on our construction contracts, primarily due to the completion of the Exelon construction project in 2016.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2016 increased $12.2 million compared to the year ended December 31, 2015. The increase was attributable to property acquisitions and new real estate placed into service. Depreciation and amortization for the year ended December 31, 2015 increased $5.6 million compared to the year ended December 31, 2014. The increase was attributable to property acquisitions and new real estate placed into service.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2016 and 2015 increased $1.2 million and $0.7 million, respectively, compared to the respective prior years, because of higher regulatory and compliance costs as well as higher compensation and benefit costs from increased employee headcount.

Acquisition, Development and Other Pursuit Costs. During the year ended December 31, 2016, we recognized $1.6 million of costs primarily attributable to our acquisitions of an 11-property retail portfolio, Southgate Square and Southshore Shops. We adopted new accounting guidance on October 1, 2016 which allowed us to capitalize $0.7 million in costs related to the acquisitions of Renaissance Square and Columbus Village II. During the year ended December 31, 2015, we recognized $1.9 million of costs primarily attributable to our acquisitions of Perry Hall Marketplace, Stone House Square, Socastee Commons, Columbus Village, Providence Plaza and an 11-property retail portfolio. During the year ended December 31, 2014, we recognized $0.2 million of costs related primarily to our acquisition of Dimmock Square.

Impairment Charges. Impairment charges during the year ended December 31, 2016 were $0.4 million, primarily related to tenants who vacated prior to their lease expiration. Impairment charges during the years ended December 31, 2015 and 2014 were nominal.

Interest Income. Interest income is attributable to our investment in the Annapolis Junction and Point Street Apartments projects through our loans to the respective mezzanine borrowers. As of December 31, 2016, we had funded $59.5 million through our mezzanine loan program.

Interest Expense. Interest expense for the year ended December 31, 2016 increased $3.1 million compared to the year ended December 31, 2015 because of new real estate placed into service, increased borrowing on our credit facility and additional debt assumed in connection with operating property acquisitions. Interest expense for the year ended December 31, 2015 increased $2.7 million compared to the year ended December 31, 2014 because of new real estate placed into service and additional debt assumed in connection with operating property acquisitions, in addition to rising interest rates.

Loss on Extinguishment of Debt. During the year ended December 31, 2016, we recognized a $0.1 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with our refinancing of the mortgages secured by 249 Central Park Retail, South Retail, Fountain Plaza, 4525 Main Street and Encore Apartments. During the year ended December 31, 2015, we recognized a $0.5 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with our refinancing of the mortgage secured by Smith’s Landing as well as our repayment of the Whetstone Apartments and Oceaneering construction loans.

Gain on Real Estate Dispositions and Acquisitions. During the year ended December 31, 2016, we recognized gains on real estate acquisitions of $30.5 million compared to $18.4 million for the year ended December 31, 2015. The 2016 gains consisted of a $26.2 million gain on the sale of Richmond Tower, $3.8 million gain on Oyster Point and a $0.4 million gain on the Newport News Economic Development Authority building. During the year ended December 31, 2015, we recognized gains on real estate dispositions of $18.4 million compared to $2.2 million of gains on real estate dispositions for the year ended December 31, 2014. During the year ended December 31, 2015, we recognized a $6.2 million gain on our sale of the Sentara Williamsburg medical office building, a $7.2 million gain on our sale of Whetstone Apartments and a $5.0 million gain on our sale of the Oceaneering building. On November 20, 2014, we completed the sale of the Virginia Natural Gas office building and recognized a gain on disposition of $2.2 million.

Change in Fair Value of Interest Rate Derivatives. During the year ended December 31, 2016, we recognized losses on changes in fair value of interest rate derivatives of $0.9 million, compared to $0.2 million for the year ended December 31, 2015. The increase is primarily due to the dedesignation of our interest rate swaps during the three months ended March 31, 2016. In 2016, all activity for both interest rate caps and swaps were reclassed out of other income to this line item.

Other Income. Other income for the years ended December 31, 2016 and 2015 was relatively unchanged compared to the year ended December 31, 2014.

Income Taxes. Our TRS, through which we conduct our development and construction business, aris subject to federal, state and local corporate income taxes. The income tax benefit (provision) recognized during the three years ended December 31, 2016, 2015 and 2014 is attributable to the (losses) profits of our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction and borrowings available under our credit facility and proceeds from the sale of common stock through our 2016 at-the-market continuous equity offering program (“2016 ATM Equity Offering Program”).

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

As of December 31, 2016, we had unrestricted cash and cash equivalents of $21.9 million and restricted cash in escrow of $3.3 million available for both current liquidity needs as well as development activities. As of December 31, 2016, we had $43.0 million available under our credit facility and $19.1 million available for future issuance under our 2016 ATM Equity Offering Program to meet our short-term liquidity requirements.

On February 1, 2017, we increased the borrowings under the senior unsecured term loan facility to $125.0 million and increased the total capacity of the senior unsecured credit facility to $275.0 million, pursuant to the accordion feature of the credit facility.

ATM Equity Offering Program

On May 4, 2016, we commenced the 2016 ATM Program through which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $75.0 million. Upon commencing our 2016 ATM Program, we simultaneously terminated our prior $50.0 million at-the-market continuous equity offering program (the "Prior ATM Program"), which we entered into in May 2015 and under which we sold an aggregate of 2,261,068 shares of common stock, resulting in aggregate net proceeds of $23.1 million. Our sale of shares under the 2016 ATM Program will depend on a variety of factors, including among other things, market conditions, the trading price of our common stock, capital needs and our determination of appropriate sources of funding. We have no obligation to sell any shares and may at any time suspend or terminate the 2016 ATM Program. Each of our sales agents are entitled to a commission of up to 1.5% of the gross offering proceeds of shares that they sell through the 2016 ATM Program. We intend to use any net proceeds from the sale of shares through the 2016 ATM Program to fund development or redevelopment activities, fund potential acquisition opportunities, repay indebtedness, including amounts outstanding under our credit facility, or for general corporate purposes. During the three months and year ended December 31, 2016, we raised $17.4 million and $55.9 million of gross proceeds, respectively, at a weighted average price of $14.10 and $13.45 per share, respectively, under the 2016 ATM Program, resulting in net proceeds after offering costs and commissions of $17.1 million and $54.8 million, respectively.

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

The credit facility includes an accordion feature that allows the total commitments to be increased to $350.0 million, subject to certain conditions. On January 5, 2016 and March 31, 2016, we increased the total borrowing capacity to $225.0 million and $250.0 million, respectively. The amount permitted to be borrowed under the credit facility, together with all of our other unsecured indebtedness, is generally limited to the lesser of: (i) 60% of the value of our unencumbered borrowing base properties, (ii) the maximum amount of principal that would result in a debt service coverage ratio of 1.50 to 1.0, and (iii) the maximum aggregate loan commitment, which was $250.0 million as of December 31, 2016.

The revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option. The term loan facility has a scheduled maturity date of February 20, 2020. We may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without a material premium or penalty.

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

On February 1, 2017, we increased the borrowings under the senior unsecured term loan facility to $125.0 million and increased the total capacity of the senior unsecured credit facility to $275.0 million, pursuant to the accordion feature of the credit facility.

We are currently in compliance with all covenants under the credit facility.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of December 31, 2016 ($ in thousands):

			Effective Rate for
	Amount	Interest	Variable-Rate			Balance at
Secured Debt	Outstanding	Rate(a)	Debt		Maturity Date	Maturity
249 Central Park Retail	$17,076	LIBOR + 1.95%	2.72%		August 8, 2021	$15,959
South Retail	7,493	LIBOR + 1.95%	2.72%		August 8, 2021	7,002
Fountain Plaza Retail	10,281	LIBOR + 1.95%	2.72%		August 8, 2021	9,608
4525 Main Street	32,034	3.25%			September 10, 2021	30,774
Encore Apartments	24,966	3.25%			September 10, 2021	24,006
North Point Note 5	643	LIBOR + 2.00%	3.57%	(b)	February 1, 2017	643
Harrisonburg Regal	3,256	6.06%			June 8, 2017	3,165
Commonwealth of Virginia – Chesapeake	4,933	LIBOR + 1.90%	2.67%		August 28, 2017	4,933
Hanbury Village	20,709	6.67%			October 11, 2017	20,499
Lightfoot Marketplace	12,194	LIBOR + 1.90%	2.67%		November 14, 2017	12,194
Sandbridge Commons	9,376	LIBOR + 1.85%	2.62%		January 17, 2018	9,129
Southgate Square	21,150	LIBOR + 2.00%	2.77%		April 29, 2021	18,925
Columbus Village Note 1	6,258	LIBOR + 2.00%	3.05%	(b)	April 5, 2018	6,033
Columbus Village Note 2	2,266	LIBOR + 2.00%	2.77%		April 5, 2018	2,207
Johns Hopkins Village	43,841	LIBOR + 1.90%	2.67%		July 30, 2018	43,841
North Point Note 1	9,776	6.45%			February 5, 2019	9,333
Socastee Commons	4,866	4.57%			January 6, 2023	4,223
North Point Note 2	2,564	7.25%			September 15, 2025	1,344
Smith's Landing	20,511	4.05%			June 1, 2035	—
Liberty Apartments	20,005	5.66%			November 1, 2043	—
The Cosmopolitan	45,884	3.75%			July 1, 2051	—
Total secured debt	$320,082					$223,818
Unsecured Debt
Revolving credit facility	107,000	LIBOR+1.40%-2.00%	2.32%		February 20, 2019	107,000
Term loan	50,000	LIBOR+1.35%-1.95%	3.50%	(b)	February 20, 2020	50,000
Term loan	50,000	LIBOR+1.35%-1.95%	2.27%		February 20, 2020	50,000
Total unsecured debt	$207,000					$207,000
Unamortized GAAP adjustments	(4,902)					—
Indebtedness, net	$522,180					$430,818
________________________________________

(a)	LIBOR is determined by individual lenders.

(b)	Subject to an interest rate swap agreement.

We currently are in compliance with all covenants on our outstanding indebtedness.

As of December 31, 2016, our outstanding indebtedness matures during the following years ($ in thousands):

		Percentage of
Year	Amount Due	Total
2017	$45,210	9%
2018	64,528	12%
2019	119,818	23%
2020	104,482	20%
2021	109,862	21%
Thereafter	83,182	15%
	$527,082	100%

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

On February 7, 2017, we entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.50% for a premium of $0.2 million. The interest rate cap expires on March 1, 2019.

As of December 31, 2016, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
March 14, 2014	March 1, 2017	1.25%	$50,000
October 26, 2015	October 15, 2017	1.25%	75,000
February 25, 2016	March 1, 2018	1.50%	75,000
June 17, 2016	June 17, 2018	1.00%	70,000
Total			$270,000

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2016 (in thousands):

		Payments due by period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Principal payments of long-term indebtedness	$527,082	$45,210	$184,346	$214,344	$83,182
Ground and other operating leases	100,660	1,845	3,679	3,683	91,453
Long-term debt—fixed interest	84,226	10,467	15,891	10,755	47,113
Long-term debt—variable interest(1) (2)	14,534	3,683	9,433	1,418	—
Tenant-related and other commitments	2,906	2,791	—	—	115
Total	$729,408	$63,996	$213,349	$230,200	$221,863
________________________________________

(1)	For long-term debt that bears interest at variable rates, we estimated future interest payments using the indexed rates as of December 31, 2016. LIBOR as of December 31, 2016 was 77 basis points.

(2)
Assumes the balance outstanding of $107 million and the weighted average interest rate of 2.32% in effect at December 31, 2016 remain in effect until maturity of our secured revolving credit facility. Amounts also include unused credit facility fees assuming the balance outstanding at December 31, 2016 remains outstanding through maturity of our secured revolving credit facility.

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of December 31, 2016, we had aggregate outstanding letters of credit totaling $4.1 million, all of which expire during 2017. However, all of our standby letters of credit are expected to renew for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Years Ended
	December 31,
	2016	2015	Change
	($ in thousands)
Operating Activities	$59,770	$33,086	$26,684
Investing Activities	(226,461)	(56,381)	(170,080)
Financing Activities	161,644	24,401	137,243
Net Increase (Decrease)	$(5,047)	$1,106	$(6,153)
Cash and Cash Equivalents, Beginning of Period	$26,989	$25,883
Cash and Cash Equivalents, End of Period	$21,942	$26,989

Net cash provided by operating activities for the year ended December 31, 2016 increased $26.7 million compared to the year ended December 31, 2015 primarily as a result of more net cash generated from our operating property portfolio, complimented by higher net cash generated from our construction business.

Net cash used for investing activities for the year ended December 31, 2016 increased $170.1 million compared to the year ended December 31, 2015 primarily due to increased acquisition and development activity. Cash outflows for acquisitions totaled $195.6 million for the year ended December 31, 2016 compared to $68.4 million for the year ended December 31, 2015.
During the year ended December 31, 2016, we invested $57.4 million in new real estate development compared to $52.7 million during the year ended December 31, 2015.

Net cash provided by financing activities for the year ended December 31, 2016 increased $137.2 million compared to the year ended December 31, 2015 primarily as a result of increased net debt issuances and borrowings.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for each of the three years ended December 31, 2016 to net income, the most directly comparable GAAP equivalent:

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Net income	$42,755	$31,183	$12,759
Depreciation and amortization	35,328	23,153	17,569
Gain on real estate dispositions	(30,103)	(18,394)	(2,211)
Funds from operations	$47,980	$35,942	$28,117
Acquisition, development and other pursuit costs	1,563	1,935	229
Impairment charges	355	41	15
Loss on extinguishment of debt	82	512	—
Derivative mark-to-market adjustments	941	229	233
Normalized funds from operations	$50,921	$38,659	$28,594

The adjustment for gain on real estate dispositions for the year ended December 31, 2016 excludes the gain on the Newport News Economic Authority building because this building was sold before being placed in service.

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

As of December 31, 2016 and excluding unamortized GAAP adjustments, approximately $241.5 million, or 45.8%, of our debt had fixed interest rates and approximately $285.6 million, or 54.2%, had variable interest rates. Considering interest rate swaps, approximately $15.6 million of our debt is subject to interest rate risk. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.5 million per year. As of December 31, 2016, LIBOR was approximately 77 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $2.2 million per year.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

Item 11.	Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

Item 14.	Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-40.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-41 through F-43:

Schedule III—Consolidated Real Estate Investments and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statements and, therefore, have been omitted.

(3)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2017

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Hoffler	Executive Chairman and Director	March 1, 2017
Daniel A. Hoffler

/s/ A. Russell Kirk	Vice Chairman and Director	March 1, 2017
A. Russell Kirk

/s/ Louis S. Haddad	President, Chief Executive Officer and Director	March 1, 2017
Louis S. Haddad	(principal executive officer)

/s/ Michael P. O’Hara	Chief Financial Officer and Treasurer	March 1, 2017
Michael P. O’Hara	(principal financial officer and principal accounting officer)

/s/ George F. Allen	Director	March 1, 2017
George F. Allen

/s/ James A. Carroll	Director	March 1, 2017
James A. Carroll

/s/ James C. Cherry	Director	March 1, 2017
James C. Cherry

/s/ Eva S. Hardy	Director	March 1, 2017
Eva S. Hardy

/s/ John W. Snow	Director	March 1, 2017
John W. Snow

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2016

Item 8, Item 15(a)(1) and (2)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Armada Hoffler Properties, Inc.

We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Armada Hoffler Properties, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for determining whether it acquired or sold a business as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” effective October 1, 2016.

/s/ Ernst & Young LLP

McLean, Virginia
March 1, 2017

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Balance Sheets

(In thousands, except par value and share data)

	DECEMBER 31,
	2016	2015
ASSETS
Real estate investments:
Income producing property	$894,078	$579,000
Held for development	680	1,180
Construction in progress	13,529	53,411
	908,287	633,591
Accumulated depreciation	(139,553)	(125,380)
Net real estate investments	768,734	508,211
Real estate investments held for sale	—	40,232
Cash and cash equivalents	21,942	26,989
Restricted cash	3,251	2,824
Accounts receivable, net	15,052	21,982
Notes receivable	59,546	7,825
Construction receivables, including retentions	39,433	36,535
Construction contract costs and estimated earnings in excess of billings	110	88
Equity method investments	10,235	1,411
Other assets	64,165	43,450
Total Assets	$982,468	$689,547
LIABILITIES AND EQUITY
Indebtedness, net	$522,180	$377,593
Accounts payable and accrued liabilities	10,804	6,472
Construction payables, including retentions	51,130	52,067
Billings in excess of construction contract costs and estimated earnings	10,167	2,224
Other liabilities	39,209	25,471
Total Liabilities	633,490	463,827
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 37,490,361 and 30,076,359 shares issued and outstanding as of December 31, 2016 and 2015, respectively	374	300
Additional paid-in capital	197,114	102,906
Distributions in excess of earnings	(49,345)	(53,010)
Accumulated other comprehensive loss	—	(648)
Total stockholders’ equity	148,143	49,548
Noncontrolling interests	200,835	176,172
Total Equity	348,978	225,720
Total Liabilities and Equity	$982,468	$689,547

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Comprehensive Income

(In thousands, except per share and unit data)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Revenues
Rental revenues	$99,355	$81,172	$64,746
General contracting and real estate services revenues	159,030	171,268	103,321
Total revenues	258,385	252,440	168,067
Expenses
Rental expenses	21,904	19,204	16,667
Real estate taxes	9,629	7,782	5,743
General contracting and real estate services expenses	153,375	165,344	98,754
Depreciation and amortization	35,328	23,153	17,569
General and administrative expenses	9,552	8,397	7,711
Acquisition, development and other pursuit costs	1,563	1,935	229
Impairment charges	355	41	15
Total expenses	231,706	225,856	146,688
Operating income	26,679	26,584	21,379
Interest income	3,228	126	—
Interest expense	(16,466)	(13,333)	(10,648)
Loss on extinguishment of debt	(82)	(512)	—
Gain on real estate dispositions	30,533	18,394	2,211
Change in fair value of interest rate derivatives	(941)	(229)	(233)
Other income	147	119	120
Income before taxes	43,098	31,149	12,829
Income tax benefit (provision)	(343)	34	(70)
Net income	42,755	31,183	12,759
Net income attributable to noncontrolling interests	(14,681)	(11,541)	(5,068)
Net income attributable to stockholders	$28,074	$19,642	$7,691
Net income per share and unit:
Basic and diluted	$0.85	$0.75	$0.36
Weighted-average outstanding:
Common shares	33,057	26,006	20,946
Common units	17,167	15,377	14,125
Basic and diluted	50,224	41,383	35,071
Comprehensive income:
Net income	$42,755	$31,183	$12,759
Unrealized cash flow hedge losses	—	(1,075)	—
Realized cash flow hedge losses reclassified to net income	—	27	—
Comprehensive income	42,755	30,135	12,759
Comprehensive income attributable to noncontrolling interests	(14,681)	(11,141)	(5,068)
Comprehensive income attributable to stockholders	$28,074	$18,994	$7,691
See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Equity

(In thousands, except share data)

	Shares of common stock	Common stock	Additional paid- in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)	Noncontrolling interests	Total Equity
Balance, January 1, 2014	19,163,413	$192	$1,247	$(47,934)	$—	$(46,495)	$152,016	$105,521
Net income	—	—	—	7,691	—	7,691	5,068	12,759
Net proceeds from sale of common stock	5,750,000	57	49,242	—	—	49,299	—	49,299
Restricted stock awards	109,288	1	1,284	—	—	1,285	—	1,285
Acquisitions of real estate investments	—	—	—	—	—	—	16,351	16,351
Exchange of owners’ equity for common units	—	—	(301)	—	—	(301)	301	—
Dividends and distributions declared	—	—	—	(14,170)	—	(14,170)	(9,139)	(23,309)
Balance, December 31, 2014	25,022,701	$250	$51,472	$(54,413)	$—	$(2,691)	$164,597	$161,906
Net income	—	—	—	19,642	—	19,642	11,541	31,183
Unrealized cash flow hedge losses	—	—	—	—	(665)	(665)	(410)	(1,075)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	17	17	10	27
Net proceeds from sale of common stock	4,560,049	45	45,990	—	—	46,035	—	46,035
Restricted stock awards	78,109	1	992	—	—	993	—	993
Acquisitions of real estate investments	415,500	4	4,429	—	—	4,433	10,736	15,169
Exchange of owners’ equity for common units	—	—	23	—	—	23	(264)	(241)
Dividends and distributions declared	—	—	—	(18,239)	—	(18,239)	(10,038)	(28,277)
Balance, December 31, 2015	30,076,359	$300	$102,906	$(53,010)	$(648)	$49,548	$176,172	$225,720
Net income	—	—	—	28,074	—	28,074	14,681	42,755
Dedesignation of cash flow hedge	—	—	—	—	648	648	400	1,048
Net proceeds from sales of common stock	5,312,855	53	66,969	—	—	67,022	—	67,022
Restricted stock awards	101,147	1	1,161	—	—	1,162	—	1,162
Acquisitions of real estate investments	2,000,000	20	26,080	—	—	26,100	21,178	47,278
Redemption of operating partnership units	—	—	(2)	—	—	(2)	(56)	(58)
Dividends and distributions declared	—	—	—	(24,409)	—	(24,409)	(11,540)	(35,949)
Balance, December 31, 2016	37,490,361	$374	$197,114	$(49,345)	$—	$148,143	$200,835	$348,978

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows

(In thousands)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$42,755	$31,183	$12,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	23,453	18,678	14,984
Amortization of leasing costs and in-place lease intangibles	11,875	4,475	2,585
Accrued straight-line rental revenue	(1,091)	(1,924)	(2,203)
Amortization of leasing incentives and above or below-market rents	(85)	738	632
Accrued straight-line ground rent expense	371	290	315
Bad debt expense	203	131	79
Noncash stock compensation	1,082	931	917
Impairment charges	355	41	15
Noncash interest expense	980	1,006	517
Loss on extinguishment of debt	82	512	—
Gain on real estate dispositions	(30,533)	(18,394)	(2,211)
Change in the fair value of interest rate derivatives	941	229	233
Other noncash gain	—	—	(42)
Changes in operating assets and liabilities:
Property assets	(3,183)	(2,463)	(1,420)
Property liabilities	3,761	2,326	(1,069)
Construction assets	(6,385)	(17,337)	(5,893)
Construction liabilities	15,189	12,664	11,164
Net cash provided by operating activities	59,770	33,086	31,362
INVESTING ACTIVITIES
Development of real estate investments	(57,425)	(52,719)	(98,467)
Tenant and building improvements	(6,698)	(5,157)	(6,362)
Acquisitions of real estate investments	(195,645)	(68,445)	(2,754)
Dispositions of real estate investments	96,670	79,566	7,387
Notes receivable issuances	(51,721)	(7,825)	—
Government development grants	—	300	300
Decrease (increase) in restricted cash	(208)	1,580	(1,824)
Leasing costs	(2,374)	(2,118)	(2,835)
Leasing incentives	(236)	(1,563)	(751)
Contributions to real estate joint ventures	(8,824)	—	—
Net cash used for investing activities	(226,461)	(56,381)	(105,306)
FINANCING ACTIVITIES
Proceeds from sales of common stock	68,475	46,462	49,566
Offering costs	(1,453)	(427)	(416)
Debt issuances, credit facility and construction loan borrowings	316,852	214,407	117,645
Debt and credit facility repayments, including principal amortization	(186,533)	(206,889)	(63,306)
Debt issuance costs	(1,796)	(1,887)	(448)
Redemption of operating partnership units	(58)	(241)	—
Dividends and distributions	(33,843)	(27,024)	(22,096)
Net cash provided by financing activities	161,644	24,401	80,945
Net increase (decrease) in cash and cash equivalents	(5,047)	1,106	7,001
Cash and cash equivalents, beginning of period	26,989	25,883	18,882
Cash and cash equivalents, end of period	$21,942	$26,989	$25,883
Supplemental cash flow information:
Cash paid for interest	$(15,326)	$(12,993)	$(12,132)
Cash refunded (paid) for income taxes	$(121)	$276	$(821)
Common shares and OP units issued for acquisitions	$47,278	$15,169	$16,351
Change in accrued capital improvements and development costs	$8,183	$1,825	$2,608
 See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Consolidated Financial Statements

1.	Business and Organization

Armada Hoffler Properties, Inc. (the “Company”) is a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic United States.

The Company is a real estate investment trust, or REIT, and is the sole general partner of Armada Hoffler, L.P. (the “Operating Partnership”), and as of December 31, 2016, owned 68.1% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) and certain related formation transactions on May 13, 2013.

As of December 31, 2016, the Company owned 100% of the interests in each of the following properties in its operating property portfolio:

Property	Segment	Location
4525 Main Street	Office	Virginia Beach, Virginia*
Armada Hoffler Tower	Office	Virginia Beach, Virginia*
Commonwealth of Virginia – Chesapeake	Office	Chesapeake, Virginia
Commonwealth of Virginia – Virginia Beach	Office	Virginia Beach, Virginia
One Columbus	Office	Virginia Beach, Virginia*
Two Columbus	Office	Virginia Beach, Virginia*
249 Central Park Retail	Retail	Virginia Beach, Virginia*
Alexander Pointe	Retail	Salisbury, North Carolina
Bermuda Crossroads	Retail	Chester, Virginia
Broad Creek Shopping Center	Retail	Norfolk, Virginia
Broadmoor Plaza	Retail	South Bend, Indiana
Columbus Village	Retail	Virginia Beach, Virginia*
Columbus Village II	Retail	Virginia Beach, Virginia*
Commerce Street Retail	Retail	Virginia Beach, Virginia*
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia
Dick’s at Town Center	Retail	Virginia Beach, Virginia*
Dimmock Square	Retail	Colonial Heights, Virginia
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*
Gainsborough Square	Retail	Chesapeake, Virginia
Greentree Shopping Center	Retail	Chesapeake, Virginia
Hanbury Village	Retail	Chesapeake, Virginia
Harper Hill Commons	Retail	Winston-Salem, North Carolina
Harrisonburg Regal	Retail	Harrisonburg, Virginia
North Hampton Market	Retail	Taylors, South Carolina
North Point Center	Retail	Durham, North Carolina
Oakland Marketplace	Retail	Oakland, Tennessee
Parkway Marketplace	Retail	Virginia Beach, Virginia
Patterson Place	Retail	Durham, North Carolina
Perry Hall Marketplace	Retail	Perry Hall, Maryland
Providence Plaza	Retail	Charlotte, North Carolina
Renaissance Square	Retail	Davidson, North Carolina
Sandbridge Commons	Retail	Virginia Beach, Virginia
Socastee Commons	Retail	Myrtle Beach, South Carolina
Southgate Square	Retail	Colonial Heights, Virginia
Southshore Shops	Retail	Chesterfield, Virginia
South Retail	Retail	Virginia Beach, Virginia*
South Square	Retail	Durham, North Carolina
Stone House Square	Retail	Hagerstown, Maryland
Studio 56 Retail	Retail	Virginia Beach, Virginia*
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia
Waynesboro Commons	Retail	Waynesboro, Virginia
Wendover Village	Retail	Greensboro, North Carolina
Encore Apartments	Multifamily	Virginia Beach, Virginia*
Liberty Apartments	Multifamily	Newport News, Virginia
Smith’s Landing	Multifamily	Blacksburg, Virginia
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*
________________________________________
*    Located in the Town Center of Virginia Beach

As of December 31, 2016, the following properties were under development or construction:

Property	Segment	Location	Ownership Interest
Brooks Crossing	Office/Retail	Newport News, Virginia	65%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	80%	(1)
Lightfoot Marketplace	Retail	Williamsburg, Virginia	70%
Town Center Phase VI	Multifamily	Virginia Beach, Virginia*	80%
Harding Place	Multifamily	Charlotte, North Carolina	80%

(1)
The noncontrolling interest holder of Johns Hopkins Village has the right to exchange its 20% ownership interest for Class A units of limited partnership interest in the Operating Partnership (“Class A Units”) upon and for a period of one year after the project’s completion.  The Company is entitled to a preferred return of 9% on its investment in Johns Hopkins Village.

*Located in the Town Center of Virginia Beach

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The consolidated financial statements include the financial position and results of operations of the Company, the Operating Partnership, its wholly owned subsidiaries, and any interests in variable interest entities where the Company has been determined to be the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Rental Revenues

The Company leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Rental revenues include $1.1 million, $1.9 million and $2.2 million of straight-line rent adjustments for each of the three years ended December 31, 2016. The Company begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with the Company’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of such revenue is reasonably assured. The Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. Contingent rents included in rental revenues were $0.1 million for each of the three years ended December 31, 2016. The Company recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Leasing incentive amortization for each of the three years ended December 31, 2016 was $0.8 million, $0.8 million and $0.7 million, respectively. The Company recognizes fair value adjustments recorded at the time of lease assumption in rental income on a straight line basis as a reduction to revenue over the remaining life of the lease or any renewal periods for which the Company determines have value at the time of acquisition. The Company recognizes cost reimbursement revenue for real estate taxes, operating expenses and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. The Company recognizes lease termination fees either upon termination or amortizes them over any remaining lease term.

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

The Company recognizes real estate services revenues from property development and management when realized and earned, generally as such services are provided. Multiple contracts with a single counterparty are not combined into a single contract for the revenue recognition purposes.

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

The Company capitalizes direct and indirect project costs associated with the initial construction of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include preacquisition development and preconstruction costs including overhead, salaries and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent and interest. Interest capitalized during each of the three years ended December 31, 2016 was $1.0 million, $1.0 million and $3.1 million, respectively. Overhead, salaries and related personnel costs capitalized during each of the three years ended December 31, 2016 were $1.7 million, $2.1 million and $2.4 million, respectively.

The Company capitalizes preacquisition development costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized preacquisition development costs are presented within other assets in the consolidated balance sheets. Capitalized preacquisition development costs as of December 31, 2016 and 2015 were $1.1 million and $2.5 million, respectively. Costs attributable to unsuccessful projects are expensed.

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
(or estimated useful life, if shorter)

Operating Property Acquisitions

In connection with operating property acquisitions, the Company identifies and recognizes all assets acquired and liabilities assumed at their estimated fair values or relative fair values subsequent to the adoption of the new accounting guidance discussed below, as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements and buildings and improvements are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangibles are presented within other assets and liabilities in the consolidated balance sheets and amortized over their respective lease terms. The Company amortizes in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. The Company amortizes above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market ground lease assets as increases to rental expenses on a straight-line basis over the remaining term of the related leases. Prior to October 1, 2016, the Company expensed all costs incurred related to operating property acquisitions. On October 1, 2016, the Company adopted newly issued accounting guidance that allows capitalization of costs related to operating property acquisitions that do not meet the definition of a business under the new guidance discussed below under "Recent Accounting Pronouncements".

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

The Company classified the Richmond Tower office building as held for sale as of December 31, 2015. No properties were held for sale as of December 31, 2016.

Impairment of Long Lived Assets

The Company evaluates its real estate assets for impairment on a property by property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, the Company compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value. Impairment charges recognized during each of the three years ended December 31, 2016 represent unamortized leasing or acquired intangible assets related to vacated tenants.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, investments in money market funds and investments with an original maturity of three months or less.

Restricted Cash

Restricted cash represents amounts held by lenders for real estate taxes, insurance and reserves for capital improvements. The Company presents changes in cash restricted for real estate taxes and insurance as operating activities in the consolidated statements of cash flows. The Company presents changes in cash restricted for capital improvements as investing activities in the consolidated statements of cash flows.

Accounts Receivable, net

Accounts receivable include amounts from tenants for base rents, contingent rents and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2016 and 2015, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $12.3 million and $20.3 million, respectively.

The Company’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The Company establishes reserves for tenant receivables outstanding over 90 days. For all such tenants, the Company also reserves any related accrued straight-line rental revenue. Additional reserves are recorded for more current amounts, as applicable, when the Company has determined collectability to be doubtful. As of December 31, 2016 and 2015, the allowance for doubtful accounts was not significant. The Company presents bad debt expense within rental expenses in the consolidated statements of comprehensive income.

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

Derivative Financial Instruments

The Company may enter into interest rate derivatives to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. The Company recognizes derivative financial instruments at fair value and presents them within other assets and liabilities in the consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of interest rate derivatives caption in the consolidated statements of comprehensive income. For derivatives that qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

Stock-Based Compensation

The Company measures the compensation cost of restricted stock awards based on the grant date fair value. The Company recognizes compensation cost for the vesting of restricted stock awards using the accelerated attribution method. Compensation cost associated with the vesting of restricted stock awards is presented within either general and administrative expenses or general contracting and real estate services expenses in the consolidated statements of comprehensive income. Total stock-based compensation expense recognized during each of the three years ended December 31, 2016 was $1.1 million, $0.9 million and $0.9 million, respectively. Stock-based compensation for personnel directly involved in the development and initial construction of a property is capitalized. During each of the three years ended December 31, 2016, the Company capitalized $0.3 million, $0.4 million and $0.4 million, respectively, of stock-based compensation.

Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. For continued qualification as a REIT for federal income tax purposes, the Company must meet certain organizational and operational requirements, including a requirement to pay distributions to stockholders of at least 90% of annual taxable income, excluding net capital gains. As a REIT, the Company generally is not subject to income tax on net income distributed as dividends to stockholders. The Company is subject to state and local income taxes in some jurisdictions and, in certain circumstances, may also be subject to federal excise taxes on undistributed income. In addition, certain of the Company’s activities must be conducted by subsidiaries that have elected to be treated as a taxable REIT subsidiary (“TRS”) subject to both federal and state income taxes. The Operating Partnership conducts its development and construction businesses through the TRS. The related income tax provision or benefit attributable to the profits or losses of the TRS and any taxable income of the Company is reflected in the consolidated financial statements.

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

Net Income Per Share and Unit

The Company calculates net income per share and unit based upon the weighted average shares and units outstanding. Diluted net income per share and unit is calculated after giving effect to all significant potential dilutive shares outstanding during the period. Potential dilutive shares outstanding during the period include nonvested restricted stock awards. However, there were no significant potential dilutive shares or units outstanding for each of the three years ended December 31, 2016. As a result, basic and diluted outstanding shares and units were the same for all periods presented. See Note 11 for the changes in the Company’s nonvested restricted awards during each of the three years ended December 31, 2016.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. While the new standard does not supersede the guidance on accounting for leases, it could change the way the Company recognizes revenue from construction and development contracts with third party customers. The new standard will be effective for the Company on January 1, 2018. The Company plans to adopt the new standard using the full retrospective method. A substantial portion of our revenue consists of rental revenues from leasing arrangements, such as base rent, which is specifically excluded from the revenue guidance. Non-lease components, such as tenant reimbursements for real estate taxes and common area maintenance will be subject to the revenue guidance. Management is currently evaluating the potential impact of the new revenue standard on the Company’s consolidated financial statements.

On August 15, 2014, the FASB issued guidance that requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date in order to determine whether substantial doubt about an entity's ability to continue as a going concern exists. This new guidance states that substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probably that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued, or are available to be issued. The new guidance was applicable for the Company for the year ended December 31, 2016. Management performed its evaluation and determined that there was no substantial doubt about the Company's ability to continue as a going concern.

On February 25, 2016, the FASB issued a new leases standard that requires lessees to recognize most leases in their balance sheets as lease liabilities with corresponding right-of-use assets. This guidance will specifically affect the ground leases where the Company is the lessee. The new standard also makes targeted changes to lessor accounting. The new standard will be effective for the Company on January 1, 2019 and requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application with an option to use certain transition relief. For lease contracts with a duration of more than one year in which the Company is the lessee, the present value of future lease payments will be recognized on the balance sheet as a right-of-use asset and a corresponding lease liability. Management is currently evaluating the potential impact of the new leases standard on the Company’s consolidated financial statements.

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

On October 26, 2016, the FASB issued new guidance that updates the consolidation guidance on how a reporting entity that is a single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The new guidance is effective for the Company on January 1, 2017.  Management does not expect the adoption of the new guidance to have a material effect on the Company’s financial position or results of operations.

On November 17, 2016, the FASB issued new guidance that requires the statement of cash flows explain the change during the period in the total of cash and cash equivalents along with restricted cash and cash equivalents. Early adoption is permitted, including adoption in an interim period. This new guidance is effective for the Company on January 1, 2018. Management is currently evaluating the potential impact of the new guidance on the Company’s consolidated financial statements.

On January 5, 2017, the FASB issued new guidance that modifies the definition of a business. Under this new guidance, many real estate acquisitions will now be considered asset acquisitions, allowing costs associated with these acquisitions to be capitalized. Early adoption is permitted on a prospective basis for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company adopted this guidance on October 1, 2016, resulting in the capitalization of approximately $0.7 million of acquisition costs related to two acquisitions in the fourth quarter of 2016. If the Company had adopted this guidance on January 1, 2016, approximately $1.4 million in acquisition costs would have been capitalized.

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

Net operating income of the Company’s reportable segments for each of the three years ended December 31, 2016 was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Office real estate
Rental revenues	$20,929	$31,534	$27,827
Rental expenses	5,560	6,938	6,395
Real estate taxes	2,000	2,950	2,315
Segment net operating income	13,369	21,646	19,117
Retail real estate
Rental revenues	56,511	32,064	23,956
Rental expenses	9,116	5,915	5,011
Real estate taxes	5,395	2,928	2,097
Segment net operating income	42,000	23,221	16,848
Multifamily residential real estate
Rental revenues	21,915	17,574	12,963
Rental expenses	7,228	6,351	5,261
Real estate taxes	2,234	1,904	1,331
Segment net operating income	12,453	9,319	6,371
General contracting and real estate services
Segment revenues	159,030	171,268	103,321
Segment expenses	153,375	165,344	98,754
Segment gross profit	5,655	5,924	4,567
Net operating income	$73,477	$60,110	$46,903

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance and utilities.

General contracting and real estate services revenues for each of the three years ended December 31, 2016 exclude revenue related to intercompany construction contracts of $43.3 million, $43.1 million and $85.4 million, respectively. General contracting and real estate services expenses for each of the three years ended December 31, 2016 exclude expenses related to intercompany construction contracts of $42.7 million, $42.8 million and $84.6 million, respectively. General contracting and real estate services expenses for each of the three years ended December 31, 2016 include noncash stock compensation expense of $0.2 million.

The following table reconciles net operating income to net income for each of the three years ended December 31, 2016 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net operating income	$73,477	$60,110	$46,903
Depreciation and amortization	(35,328)	(23,153)	(17,569)
General and administrative expenses	(9,552)	(8,397)	(7,711)
Acquisition, development and other pursuit costs	(1,563)	(1,935)	(229)
Impairment charges	(355)	(41)	(15)
Interest income	3,228	126	—
Interest expense	(16,466)	(13,333)	(10,648)
Loss on extinguishment of debt	(82)	(512)	—
Gain on real estate dispositions	30,533	18,394	2,211
Change in fair value of interest rate derivatives	(941)	(229)	(233)
Other income	147	119	120
Income tax benefit (provision)	(343)	34	(70)
Net income	$42,755	$31,183	$12,759

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses. General and administrative expenses include office personnel salaries and benefits, bank fees, accounting fees, legal fees and other corporate office expenses. General and administrative expenses for each of the three years ended December 31, 2016 include noncash stock compensation expense of $0.7 million, $0.7 million and $0.7 million, respectively.

4.	Operating Leases

The Company’s commercial tenant leases generally range from five to 20 years, but certain leases with anchor tenants may be longer. The Company’s commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

2017	$70,235
2018	65,384
2019	57,751
2020	47,217
2021	40,783
Thereafter	206,378
Total	$487,748

Lease terms on multifamily apartment units generally range from seven to 15 months, with a majority having 12-month lease terms. Apartment leases are not included in the preceding table as the remaining terms as of December 31, 2016 are generally less than one year.

5.	Real Estate Investments and Equity Method Investments

The Company’s real estate investments comprised the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Income producing property	Held for development	Construction in progress	Total
Land	$171,733	$680	$6,880	$179,293
Land improvements	45,052	—	—	45,052
Buildings and improvements	677,293	—	—	677,293
Development and construction costs	—	—	6,649	6,649
Real estate investments	$894,078	$680	$13,529	$908,287

	December 31, 2015
	Income producing property	Held for development	Construction in progress	Total
Land	$70,518	$1,180	$7,750	$79,448
Land improvements	26,172	—	—	26,172
Buildings and improvements	482,310	—	—	482,310
Development and construction costs	—	—	45,661	45,661
Real estate investments	$579,000	$1,180	$53,411	$633,591

2016 Operating Property Acquisitions

On January 14, 2016, the Company completed the acquisition of an 11 asset retail portfolio totaling 1.1 million square feet for $170.5 million.

On April 29, 2016, the Company completed the acquisition of Southgate Square, a 220,000 square foot retail center located in Colonial Heights, Virginia, for aggregate consideration of $39.5 million, comprised of the assumption of $21.1 million in debt (which approximated fair value as of the closing date) and 1,575,185 Class A Units.

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

On August 4, 2016, the Company completed the acquisition of Southshore Shops, a 40,000 square foot retail center located in Midlothian, Virginia, for aggregate consideration of $9.3 million, comprised of $6.7 million in cash and 189,160 Class A Units.

On October 13, 2016, the Company completed the acquisition of Columbus Village II, a 92,000 square foot retail and entertainment center located in Virginia Beach, Virginia for aggregate consideration of 2,000,000 shares of the Company's common stock, which based on the closing stock price on the date of the acquisition, led to an acquisition price of $26.2 million, excluding capitalized acquisition costs.

On November 17, 2016, the Company completed the acquisition of Renaissance Square, a 80,000 square foot retail center located in Davidson, North Carolina, for $17.1 million, excluding capitalized acquisition costs.

The following table summarizes the purchase price allocation (including acquisition costs for Columbus Village II and Renaissance Square) of the assets acquired and liabilities assumed during the year ended December 31, 2016 (in thousands):

	Retail Portfolio	Southgate Square	Southshore Shops	Columbus Village II	Renaissance Square	Total
Land	$66,260	$8,890	$1,770	$14,536	$6,730	$98,186
Site improvements	3,870	2,140	490	939	303	7,742
Building and improvements	88,820	23,810	6,019	9,983	8,137	136,769
In-place leases	20,630	5,990	1,140	2,225	2,008	31,993
Above-market leases	1,960	100	120	—	70	2,250
Below-market leases	(11,040)	(1,400)	(190)	(939)	(10)	(13,579)
Net assets acquired	$170,500	$39,530	$9,349	$26,744	$17,238	$263,361

Rental revenues and net income from the 2016 acquired properties for the period from the respective acquisition dates to December 31, 2016 included in the consolidated statement of comprehensive income was $18.7 million and $2.9 million, respectively.

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

Pro Forma Financial Information (Unaudited)

The following table summarizes the consolidated results of operations of the Company on a pro forma basis, as if each of the 2016 acquisitions had been acquired on January 1, 2015, each of the 2015 acquisitions had been acquired on January 1, 2014 and each of the 2014 acquisitions had been acquired on January 1, 2013 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Rental revenues	$101,250	$105,479	$74,530
Net income	13,327	18,492	13,378

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if these acquisitions had taken place on January 1, 2015, 2014 and 2013. The pro forma financial information includes adjustments to rental revenue and rental expenses for above and below-market leases, adjustments to depreciation and amortization expense for acquired property and in-place lease assets and adjustments to interest expense for fair value adjustments to assumed debt.

Subsequent to December 31, 2016

On January 20, 2017, the Company completed the sale of the Wawa outparcel at Greentree Shopping Center. Net proceeds after transaction costs were $4.4 million. The gain on the disposition was $3.4 million.

Other 2016 Real Estate Transactions

On January 7, 2016, the Company completed the sale of a building constructed for the Economic Development Authority of Newport News, Virginia.  Net proceeds after transaction costs were $6.6 million.  The gain on the disposition was $0.4 million.

On January 8, 2016, the Company completed the sale of the Richmond Tower office building for $78.0 million. Net proceeds after transaction costs were $77.0 million. The gain on the disposition of Richmond Tower was $26.2 million.

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

On August 30, 2016, the Company entered into an operating agreement with Southern Apartment Group-Harding, LLC ("SAGH") to jointly develop an apartment development project in Charlotte, North Carolina. During the year ended December 31, 2016, the Company purchased $5.7 million of land in conjunction with the project.

On September 15, 2016, the Company completed the sale of the Oyster Point office property for $6.4 million. Net proceeds after transaction costs and settlement of liabilities were not significant. The gain on the disposition of Oyster Point was $3.8 million.

On December 22, 2016, the Company completed the sale of land adjacent to the Brooks Crossing development for $0.4 million. The gain on the disposition of the land was less than $0.1 million.

Other 2015 Real Estate Transactions

On January 5, 2015, the Company completed the sale of the Sentara Williamsburg office property for $15.4 million. Net proceeds to the Company after transaction costs were $15.2 million. The Company recognized a gain on the disposition of the Sentara Williamsburg office property of $6.2 million.

On February 13, 2015, the Company agreed to the future sale of the Oyster Point office property for $6.5 million. The Company completed the sale on September 15, 2016.

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

Equity Method Investments

City Center

On February 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed use tower in Durham, North Carolina.  As of December 31, 2016, the Company has invested $10.3 million in City Center. The Company has agreed to guarantee 37% of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center.  As of December 31, 2016, the construction loan has not been drawn against.

As of December 31, 2016, the difference between the carrying value of the Company’s initial investment in City Center and the amount of underlying equity was immaterial. For the year ended December 31, 2016, City Center did not have any operating activity, and therefore the Company did not receive any dividends or allocated income.

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

6.	Notes Receivable

Point Street Apartments

On October 15, 2015, the Company agreed to invest up to $28.2 million in the Point Street Apartments project in the Harbor Point area of Baltimore, Maryland. Point Street Apartments is an estimated $93.0 million development project with plans for a 17-story building comprised of 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged the Company to serve as construction general contractor. Point Street Apartments is scheduled to open in 2017; however, management can provide no assurances that Point Street Apartments will open on the anticipated timeline.

BDG secured a senior construction loan of up to $70.0 million to fund the development and construction of Point Street Apartments on November 10, 2016. The Company has agreed to guarantee $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Point Street Apartments upon completion of the project as follows: (i) an option to purchase a 79% indirect interest in Point Street Apartments for $27.3 million, exercisable within one year from the project’s completion (the “First Option”) and (ii) provided that the Company has exercised the First Option, an option to purchase an additional 9% indirect interest in Point Street Apartments for $3.1 million, exercisable within 27 months from the project’s completion (the “Second Option”). The Company currently has a $2.1 million letter of credit for the guarantee of the senior construction loan.

The Company’s investment in the Point Street Apartments project is in the form of a loan under which BDG may borrow up to $28.2 million (the “BDG loan”). Interest on the BDG loan accrues at 8.0% per annum and matures on the earlier of: (i) November 1, 2018, which may be extended by BDG under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan or (iii) the date the Company exercises the Second Option as described further below.

In the event the Company exercises the First Option, BDG is required to pay down the outstanding BDG loan in full, with the difference between the BDG loan and $28.2 million applied to the senior construction loan . In the event the Company exercises the Second Option, BDG is required to simultaneously repay any remaining amounts outstanding under the BDG loan, with any excess proceeds received from the exercise of the Second Option applied against the senior construction loan. In the event the Company does not exercise either the First Option or the Second Option, the interest rate on the BDG loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the BDG loan.

As of December 31, 2016, the Company had funded $20.6 million under the BDG loan and for the year ended December 31, 2016, the Company recognized $1.2 million of interest income on the BDG loan.

Management has concluded that this entity is a VIE. Because BDG is the developer of Point Street Apartments, the Company does not have the power to direct the activities of the project that most significantly impact its performance, nor is the Company the party most closely associated with the project. Therefore, the Company is not the project's primary beneficiary.

Annapolis Junction

On April 21, 2016, the Company entered into a note receivable with a maximum principal balance of $42.0 million in the Annapolis Junction residential component of the Annapolis Junction Town Center project in Maryland (“Annapolis Junction”). Annapolis Junction is an estimated $102.0 million mixed-use development project with plans for 416 residential units, 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and has engaged the Company to serve as construction general contractor for the residential component. Annapolis Junction is scheduled to open in 2017; however, management can provide no assurances that Annapolis Junction will open on the anticipated timeline or at the anticipated cost.

AJAO secured a senior construction loan of up to $60.0 million to fund the development and construction of Annapolis Junction's residential component on September 30, 2016. The Company has agreed to guarantee up to $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Annapolis Junction upon completion of the project as follows: (i) an option to purchase an 80% indirect interest in Annapolis Junction's residential component for the lesser of the seller’s budgeted or actual cost, exercisable within one year from the project’s completion (the “First Option”) and (ii) provided that the Company has exercised the First

Option, an option to purchase an additional 8% indirect interest in Annapolis Junction for the lesser of the seller’s actual or budgeted cost, exercisable within 27 months from the project’s completion (the “Second Option”).

The Company’s investment in the Annapolis Junction project is in the form of a loan under which AJAO may borrow up to $48.0 million, including a $6.0 million interest reserve (the “AJAO loan”). Interest on the AJAO loan accrues at 10.0% per annum and matures on the earlier of: (i) December 21, 2020, which may be extended by AJAO under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan or (iii) the date the Company exercises the Second Option as described further below. In the event that the Company exercises the First Option, AJAO is required to simultaneously pay down both the senior construction loan and the AJAO loan by 80%, at which time the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan. In the event the Company exercises the Second Option, AJAO is required to simultaneously repay any remaining amounts outstanding under the AJAO loan, with any excess proceeds received from the exercise of the Second Option applied against the remaining balance of the senior construction loan. In the event that the Company does not exercise either the First Option or the Second Option, the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the AJAO loan. During the year ended December 31, 2016, the Company recognized $2.0 million of interest income on the note. No portion of the note receivable balance is past due and the Company has not recorded an impairment balance on the note.

The balance on the Annapolis Junction note was $38.9 million as of December 31, 2016.

Management has concluded that this entity is a VIE. Because AJAO is the developer of Point Street Apartments, the Company does not have the power to direct the activities of the project that most significantly impact its performance, nor is the Company the party most closely associated with the project. Therefore, the Company is not the project's primary beneficiary.

7.	Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Billings of $13.5 million and $19.2 million were netted against construction contract costs and estimated earnings as of December 31, 2016 and 2015, respectively. The Company expects to bill and collect substantially all construction contract costs incurred as of December 31, 2016 during the year ending December 31, 2017.

The Company defers precontract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Precontract costs of $1.5 million and $0.5 million were deferred as of December 31, 2016 and 2015, respectively.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

Construction receivables and payables include retentions—amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2016 and 2015, construction receivables included retentions of $11.5 million and $10.8 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2016 during the year ending December 31, 2017. As of December 31, 2016 and 2015, construction payables included retentions of $14.6 million and $12.3 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2016 during the year ending December 31, 2017.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Costs incurred on uncompleted construction contracts	$333,744	$228,184
Estimated earnings	10,936	9,739
Billings	(354,737)	(240,059)
Net position	$(10,057)	$(2,136)

	December 31,
	2016	2015
Construction contract costs and estimated earnings in excess of billings	$110	$88
Billings in excess of construction contract costs and estimated earnings	(10,167)	(2,224)
Net position	$(10,057)	$(2,136)

The Company expects to complete all uncompleted contracts as of December 31, 2016 during the years ending December 31, 2017, 2018 and 2019.

8.	Indebtedness

The Company’s indebtedness was comprised of the following as of December 31, 2016 and 2015 (dollars in thousands):

			Stated Interest	Stated Maturity
	Principal Balance		Rate	Date
	December 31,		December 31,
	2016	2015	2016
249 Central Park Retail (1)	$17,076	$15,282	LIBOR + 1.95%	August 8, 2021
Fountain Plaza Retail (1)	10,281	7,641	LIBOR + 1.95%	August 8, 2021
South Retail (1)	7,493	6,742	LIBOR + 1.95%	August 8, 2021
4525 Main Street (2)	32,034	31,613	3.25%	September 10, 2021
Encore Apartments (2)	24,966	25,184	3.25%	September 10, 2021
North Point Center Note 5 (3)	643	664	LIBOR + 2.00%	February 1, 2017
Oyster Point	—	6,400	LIBOR+1.40%-2.00%	February 28, 2017
Harrisonburg Regal	3,256	3,463	6.06%	June 8, 2017
Commonwealth of Virginia - Chesapeake	4,933	4,933	LIBOR + 1.90%	August 28, 2017
Hanbury Village Note 1	20,709	20,970	6.67%	October 11, 2017
Lightfoot Marketplace	12,194	7,759	LIBOR + 1.90%	November 14, 2017
Sandbridge Commons	9,376	9,010	LIBOR + 1.85%	January 17, 2018
Southgate Square	21,150	—	LIBOR + 2.00%	April 29, 2021
Columbus Village Note 1 (3)	6,258	6,429	LIBOR + 2.00%	April 5, 2018
Columbus Village Note 2	2,266	2,310	LIBOR + 2.00%	April 5, 2018
Johns Hopkins Village	43,841	3,968	LIBOR + 1.90%	July 30, 2018
North Point Center Note 1	9,776	9,969	6.45%	February 5, 2019
Revolving credit facility	107,000	74,000	LIBOR+1.40%-2.00%	February 20, 2019
Term loan(3)	50,000	50,000	LIBOR+1.35%-1.95%	February 20, 2020
Term loan	50,000	—	LIBOR+1.35%-1.95%	February 20, 2020
Socastee Commons	4,866	4,957	4.57%	January 6, 2023
North Point Center Note 2	2,564	2,662	7.25%	September 15, 2025
Smith's Landing	20,511	21,226	4.05%	June 1, 2035
Liberty Apartments	20,005	20,312	5.66%	November 1, 2043
The Cosmopolitan	45,884	46,519	3.75%	July 1, 2051
Total principal balance	$527,082	$382,013
Unamortized fair value adjustments	(1,250)	(1,287)
Unamortized debt issuance costs	(3,652)	(3,133)
Indebtedness, net	$522,180	$377,593
________________________________________

(1)	Cross collateralized.

(2)	Cross collateralized.

(3)	Subject to an interest rate swap agreement.

The Company’s indebtedness was comprised of the following fixed and variable-rate debt as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Fixed-rate debt	$241,472	$159,743
Variable-rate debt	285,610	222,270
Total principal balance	$527,082	$382,013

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2016, the Company was in compliance with all loan covenants.

Scheduled principal repayments and term-loan maturities during each of the next five years and thereafter are as follows (in thousands):

Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2017	$3,778	$41,432	$45,210
2018	3,655	60,873	64,528
2019	3,485	116,333	119,818
2020	4,482	100,000	104,482
2021	3,588	106,274	109,862
Thereafter	77,615	5,567	83,182
Total	$96,603	$430,479	$527,082

Credit Facility

On February 20, 2015, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. The credit facility includes an accordion feature that allows the total commitments to be increased to $350.0 million, subject to certain conditions. On January 5, 2016 and March 31, 2016, the Company increased the total borrowing capacity to $225.0 million and $250.0 million, respectively. The credit facility replaced the prior $155.0 million senior secured revolving credit facility that was scheduled to mature on May 13, 2016.

Depending on the Operating Partnership’s total leverage, the revolving credit facility bears interest at LIBOR plus 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus 1.35% to 1.95%. As of December 31, 2016, the interest rates on the revolving credit facility and the term loan facility were 2.32% and 2.27%, respectively. If the Company attains investment grade credit ratings from S&P and Moody’s, the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings.

The Operating Partnership is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the credit facility, depending on the amount of borrowings under the new credit facility.

The revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option, subject to certain conditions, and the term loan facility has a scheduled maturity date of February 20, 2020. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without a material premium or penalty.

The amount permitted to be borrowed under the new credit facility, together with all of the Operating Partnership’s other unsecured indebtedness is generally limited to the lesser of: (i) 60% of the value of the unencumbered borrowing base properties, (ii) the maximum amount of principal that would result in a debt service coverage ratio of 1.50 to 1.0, and (iii) the maximum aggregate loan commitment, which was $250.0 million as of December 31, 2016.

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

The credit facility limits the Company’s ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreement allows the Company to pay cash dividends with respect to any 12-month period in an amount not to exceed the greater of: (i) 95% of adjusted funds from operations (as defined in the credit agreement) or (ii) the amount required for the Company (a) to maintain its status as a REIT and (b) to avoid income or excise tax. If certain defaults or events of default exist, the Company may pay cash dividends with respect to any 12-month period to the extent necessary to maintain its status as a REIT. The credit facility also restricts the amount of capital that the Operating Partnership can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates.

Subsequent to December 31, 2016

On February 1, 2017, the Company increased the borrowings under the senior unsecured term loan facility to $125.0 million and increased the total capacity of the senior unsecured credit facility to $275.0 million, pursuant to the accordion feature of the credit facility.

On February 1, 2017, the Company paid off the North Point Center Note 5 in full.

On February 24, 2017, the Company secured a $29.8 million construction loan for the Harding Place project in Charlotte, North Carolina.

Other 2016 Financing Activity

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

On August 30, 2016, the Company repaid the existing $31.6 million construction loan secured by 4525 Main Street and the $25.2 million construction loan on Encore Apartments and refinanced them with a $57.0 million five-year term mortgage loan that bears interest at 3.25% and matures on September 10, 2021. The new mortgage is collateralized by both properties. The loss on extinguishment of debt recognized on the refinancing was less than $0.1 million for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company borrowed $44.4 million under its construction loans to fund new development and construction.

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

On October 6, 2015, the Operating Partnership entered into a $6.4 million note secured by the Oyster Point office building, which bears interest at LIBOR plus 1.40% to 2.00% and matures on February 28, 2017. This note was paid in full in conjunction with the sale of the Oyster Point office building.

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

9.	Derivative Financial Instruments

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

The Company’s derivatives comprised the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016			2015
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps	$56,901	$—	$(829)	$57,093	$—	$(1,082)
Interest rate caps	270,000	259	—	246,546	164	—
Total	$326,901	$259	$(829)	$303,639	$164	$(1,082)

The changes in the fair value of the Company’s derivatives during each of the three years ended December 31, 2016 was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest rate swaps	$(795)	$(1,071)	$5
Interest rate caps	(146)	(233)	(238)
Total	$(941)	$(1,304)	$(233)
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$(941)	$(229)	$(233)
Unrealized gain (loss) on cash flow hedge	—	(1,075)	—
Total	$(941)	$(1,304)	$(233)

Effective March 31, 2016, the Company determined that the short-cut method of hedge accounting was not appropriate for two of its interest-rate swaps and, for accounting purposes, the hedge relationship was terminated. The swaps were entered into in February and July 2015. Accordingly, changes in fair value of the swap should have been recorded in income rather than other comprehensive income. The Company determined that the errors were immaterial to all previously issued financial statements. The Company recognized $0.7 million of accumulated other comprehensive income and $0.4 million, which was previously allocated to noncontrolling interest as of December 31, 2015, in earnings during the first quarter of 2016. Subsequent changes in the value of the interest rate swap for the period from January 1, 2016 to December 31, 2016 were also recognized in earnings during the year ended December 31, 2016. Net income for the year ended December 31, 2015 was overstated by $1.0 million. In reaching its conclusions, management considered the nature of the error, the effect of the error on operating results for 2015, and the effects of the error on important financial statement measures, including related trends.

The Company has not designated any of its interest rate caps as hedging instruments under GAAP.

Subsequent to December 31, 2016

On February 1, 2017, the North Point Center Note 5 was paid in full, which terminated the interest rate swap agreement associated with the note. The loss on the interest rate swap agreement was not significant.

On February 7, 2017, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.50% for a premium of $0.2 million. The interest rate cap expires on March 1, 2019.

10.	Equity

Stockholders’ Equity

As of December 31, 2016 and 2015, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 37.5 million and 30.1 million shares of common stock issued and outstanding as of December 31, 2016 and 2015, respectively. No shares of preferred stock were issued and outstanding as of December 31, 2016 and 2015.

On April 8, 2015, the Company issued 415,500 shares of common stock in a private placement as partial consideration for the acquisition of Perry Hall Marketplace.

On May 5, 2015, the Company commenced an at-the-market continuous equity program through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the "Prior ATM Program"). During the year ended December 31, 2015, the Company issued and sold an aggregate of 1,108,149 shares of common stock at a weighted average price of $10.26 per share. Net proceeds to the Company after offering costs and commissions were $10.9 million.

On May 4, 2016, the Company commenced a new at-the-market continuous equity offering program (the “2016 ATM Program”) through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $75.0 million. Upon commencing the 2016 ATM Program, the Company simultaneously terminated the Prior ATM Program, which the Company entered into in May 2015 and under which, the Company issued and sold an aggregate of 1,152,919 shares of common stock at a weighted average price of $10.87 per share, resulting in aggregatenet proceeds after offering costs and commissions of $12.2 million. From the inception date of the 2016 ATM Program through December 31, 2016, the Company issued and sold an aggregate of 4,159,936 shares of common stock at a weighted average price of $13.45 per share under the 2016 ATM Program, receiving net proceeds after offering costs and commissions of $54.8 million.

On October 13, 2016, the Company completed the acquisition of Columbus Village II, a stabilized retail asset for aggregate consideration of 2,000,000 shares of common stock, which based on the closing stock price on the date of the acquisition, leads to an acquisition price of $26.2 million. On October 19, 2016, the Company filed a registration statement covering resales of the shares pursuant to a registration rights agreement with the sellers.

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

Noncontrolling Interests

As of December 31, 2016 and 2015, the Company held a 68.1% and 65.6% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent OP Units not held by the Company.

As partial consideration for Columbus Village, the Operating Partnership issued 1,000,000 Class B Units on July 10, 2015 and issued 275,000 Class C Units on January 10, 2017. Subject to the occurrence of certain events, the Class B Units and Class C Units will not earn or accrue distributions until July 10, 2017 and January 10, 2018, respectively, at which time they automatically convert to Class A Units.

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

Common Stock Dividends and Class A Unit Distributions

During the year ended December 31, 2016, the Company declared the following dividends per share and distributions per unit:

Declaration Date	Record Date	Paid Date	Dividend Per Share/Distribution Per Unit
January 31, 2016	March 30, 2016	April 7, 2016	$0.18
May 2, 2016	June 29, 2016	July 7, 2016	0.18
August 4, 2016	September 28, 2016	October 6, 2016	0.18
November 3, 2016	December 28, 2016	January 5, 2017	0.18
		Total	$0.72

During the year ended December 31, 2016, the Company paid cash dividends of $22.7 million to common stockholders and the Operating Partnership paid cash distributions of $11.1 million to holders of Class A Units.

The tax treatment of dividends paid to common stockholders during the year ended December 31, 2016 was as follows (unaudited):

Capital gains	—%
Ordinary income	78.00%
Return of capital	22.00%
Total	100.00%

During the year ended December 31, 2015, the Company declared the following dividends per share and distributions per unit:

Declaration Date	Record Date	Paid Date	Dividend Per Share/Distribution Per Unit
January 28, 2015	April 1, 2015	April 9, 2015	$0.17
May 8, 2015	July 1, 2015	July 9, 2015	0.17
August 6, 2015	October 1, 2015	October 8, 2015	0.17
November 6, 2015	December 31, 2015	January 7, 2016	0.17
		Total	$0.68

During the year ended December 31, 2015, the Company paid cash dividends of $17.1 million to common stockholders and the Operating Partnership paid cash distributions of $9.9 million to holders of Class A Units.

The tax treatment of dividends paid to common stockholders during the year ended December 31, 2015 was as follows (unaudited):

Capital gains	—%
Ordinary income	64.21%
Return of capital	35.79%
Total	100.00%

During the year ended December 31, 2014, the Company declared the following dividends per share and distributions per unit:

Declaration Date	Record Date	Paid Date	Dividend Per Share/Distribution Per Unit
February 18, 2014	April 1, 2014	April 10, 2014	$0.16
May 9, 2014	July 1, 2014	July 10, 2014	0.16
August 4, 2014	October 1, 2014	October 9, 2014	0.16
November 10, 2014	December 30, 2014	January 8, 2015	0.16
		Total	$0.64

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

Subsequent to December 31, 2016

On January 5, 2017, the Company paid cash dividends of $6.7 million to common stockholders and the Operating Partnership paid cash distributions of $3.0 million to holders of Class A Units. These dividends and distributions were declared and accrued as of December 31, 2016.

On January 10, 2017, the Company issued 275,000 Class C Units pursuant to the terms of the previously completed Columbus Village acquisition.

On January 10, 2017, the Company issued 68,691 Class A Units for the remaining 20% interests in the Town Center Phase VI project.

On February 2, 2017, the Board of Directors declared a cash dividend of $0.19 per share to stockholders of record on March 29, 2017.

11.	Stock-Based Compensation

The Company’s 2013 Equity Incentive Plan permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units and other equity-based awards up to an aggregate of 700,000 shares of common stock over the ten-year term of the plan. As of December 31, 2016, the Company had 218,050 shares of common stock reserved for issuance under the 2013 Equity Incentive Plan.

During the three years ended December 31, 2016, the Company granted an aggregate of 0.1 million, 0.1 million and 0.1 million shares of restricted stock to employees and nonemployee directors, respectively. The weighted average grant date fair value of the restricted stock awards granted during each of the three years ended December 31, 2016 was $1.4 million, $1.2 million and $1.3 million, respectively. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Nonemployee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During each of the three years ended December 31, 2016, the Company recognized $1.2 million, $1.0 million and $1.3 million of stock-based compensation, respectively. As of December 31, 2016, the total unrecognized compensation cost related to nonvested restricted shares was $0.4 million, substantially all of which the Company expects to recognize over the next 15 months.

The following table summarizes the changes in the Company’s nonvested restricted stock awards during the year ended December 31, 2016:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2016	102,055	$10.52
Granted	121,243	11.22
Vested	(118,374)	10.63
Forfeited	(85)	10.84
Nonvested as of December 31, 2016	104,839	$11.20

Restricted stock awards granted and vested during the year ended December 31, 2016 include 20,011 shares tendered by employees to satisfy minimum statutory tax withholding obligations.

12.	Fair Value of Financial Instruments

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

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net	$522,180	$527,414	$377,593	$384,691
Interest rate swap liabilities	829	829	1,082	1,082
Interest rate cap assets	259	259	164	164

13.	Income Taxes

The income tax benefit (provision) for each of the three years ended December 31, 2016 comprised the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal income taxes:
Current	$(197)	$102	$(37)
Deferred	(109)	(72)	(6)
State income taxes:
Current	(24)	13	(26)
Deferred	(13)	(9)	(1)
Income tax benefit (provision)	$(343)	$34	$(70)

As of December 31, 2016 and 2015, the Company had $0.5 million and $0.6 million of net deferred tax assets representing basis differences in the assets of the TRS and stock-based compensation attributable to the TRS.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2016 and 2015. The Company is subject to examination by the applicable taxing authorities for the tax years 2013 through 2016. For the year ended December 31, 2016, the Company was subject to three separate tax examinations. The Internal Revenue Service ("IRS") is examining the Company's 2014 income tax returns. The Virginia Department of Taxation is examining the Company's Virginia tax returns for the tax years 2013 through 2016, and the North Carolina Department of Revenue is examining the Company's North Carolina sales tax returns for the tax years 2013 through 2016. The North Carolina Department of Revenue sales tax audit was completed in December 2016 resulting in no liability to the Company.

14.	Other Assets

Other assets were comprised of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Acquired lease intangibles, net	$38,853	$18,418
Leasing costs, net	9,338	10,839
Leasing incentives, net	4,764	5,408
Prepaid expenses and other	10,056	2,781
Advance deposits on property acquisitions	75	3,500
Preacquisition development costs	1,079	2,504
Other assets	$64,165	$43,450

15.	Other Liabilities

Other liabilities were comprised of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Dividends and distributions payable	$9,727	$7,621
Deferred ground rent payable	8,202	7,484
Acquired lease intangibles, net	15,545	5,872
Prepaid rent and other	3,227	2,145
Security deposits	1,679	1,267
Interest rate swaps	829	1,082
Other liabilities	$39,209	$25,471

16.	Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2016 (in thousands):

	December 31, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$49,124	$15,350	$33,774
Above-market lease assets	4,490	1,138	3,352
Below-market lease liabilities	18,039	2,494	15,545
Below-market ground lease assets	1,920	193	1,727

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2015 (in thousands):

	December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$19,700	$5,128	$14,572
Above-market lease assets	2,380	314	2,066
Below-market lease liabilities	6,640	768	5,872
Below-market ground lease assets	1,920	140	1,780

Amortization of in-place lease assets, net below-market lease liabilities and below-market ground lease assets for the year ended December 31, 2016 was $10.2 million, $1.8 million and less than $0.9 million, respectively.

Amortization of in-place lease assets, net below-market lease liabilities and below-market ground lease assets for the year ended December 31, 2015 was $2.9 million, $0.1 million and less than $0.1 million, respectively.

Amortization of in-place lease assets, net below-market lease liabilities and below-market ground lease assets for the year ended December 31, 2014 was $1.3 million, $0.2 million, and less than $0.1 million, respectively.

As of December 31, 2016, the weighted-average remaining lives of in-place lease assets, above-market lease assets, and below-market lease assets were 5.3 years, 6.7 years and 9.9 years, respectively. As of December 31, 2016, the weighted-average remaining life of below-market lease renewal options was 9.0 years.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

			Depreciation and
	Rental Revenues	Rental Expenses	Amortization
Year ending December 31,
2017	$1,002	$53	$9,535
2018	993	53	6,682
2019	883	53	5,192
2020	743	53	3,522
2021	755	53	2,125

17.	Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these consolidated financial statements. Revenue from construction contracts with related party entities of the Company was $26.7 million, $9.6 million and $5.3 million for each of the three years ended December 31, 2016, respectively. Gross profits from such contracts were $1.0 million, $0.3 million and $0.3 million for each of the three years ended December 31, 2016, respectively. Amounts from related parties of the Company included in construction receivables as of December 31, 2016 and 2015 were $3.4 million and $1.8 million, respectively. Real estate services fees from affiliated entities of the Company was $0.5 million for the year ended December 31, 2014 and were not significant for either of the years ended December 31, 2016 or 2015. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for any of the three years ended December 31, 2016.

In connection with the formation transactions for the Company's initial public offering, the Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the formation transactions on May 13, 2013. Upon completing the sale of the Virginia Natural Gas office property on November 20, 2014, the Operating Partnership paid $1.3 million under such tax protection agreements. The $1.3 million of tax protection payments made in connection with the Virginia Natural Gas office property sale is presented within gain on real estate dispositions in the consolidated statements of comprehensive income.

18.	Commitments and Contingencies

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $40.5 million and $183.0 million as of December 31, 2016 and 2015, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of December 31, 2016 and 2015, the Operating Partnership had total outstanding letters of credit of $4.1 million and $8.0 million, respectively. The amount outstanding at December 31, 2016 includes a $2.1 million letter of credit related to the guarantee on the Point Street Apartments senior construction loan.

The Company has five ground leases on four properties with initial terms that range from 20 to 65 years and options to extend up to an additional 40 years in certain cases. The Company also leases automobiles and equipment.

Future minimum rental payments during each of the next five years and thereafter are as follows (in thousands):

2017	$1,715
2018	1,738
2019	1,813
2020	1,821
2021	1,840
Thereafter	91,453
Total	$100,380

Ground rent expense for each of the three years ended December 31, 2016 was $2.0 million, $1.7 million and $1.8 million, respectively.

Concentrations of Credit Risk

The majority of the Company’s properties are located in Hampton Roads, Virginia. For each of the three years ended December 31, 2016, rental revenues from Hampton Roads properties represented 52%,  68% and 69%,  respectively, of the Company’s rental revenues. Many of the Company’s Hampton Roads properties are located in the Town Center of Virginia Beach. For each of the three years ended December 31, 2016, rental revenues from Town Center properties represented 41%,  46% and 47%,  respectively, of the Company’s rental revenues. Rental revenues from Richmond Tower, which we sold in January 2016, individually represented 1%, 11% and 13% of the Company’s rental revenues for each of the three years ended December 31, 2016, respectively.

A single construction project in Baltimore, Maryland represented 18% and 64% of the Company’s general contracting and real estate services revenues for the years ended December 31, 2016 and 2015, respectively. The same project represented 29% and 50% of the Company’s general contracting and real estate services segment gross profit for the years ended December 31, 2016 and 2015, respectively.

19.	Selected Quarterly Financial Data (Unaudited)

The following tables summarize certain selected quarterly financial data for 2016 and 2015 (in thousands, except per share data):

	2016 Quarters
	First	Second	Third	Fourth
Rental revenues	$23,283	$24,251	$25,305	$26,516
General contracting and real estate services revenues	36,803	33,200	38,552	50,475
Net operating income	17,371	17,973	18,393	19,740
Net income (1)	26,533	3,131	7,946	5,145
Net income attributable to stockholders	17,370	2,034	5,212	3,458
Net income per share: basic and diluted	$0.57	$0.06	$0.15	$0.09

	2015 Quarters
	First	Second	Third	Fourth
Rental revenues	$18,190	$19,908	$21,303	$21,771
General contracting and real estate services revenues	29,071	47,066	53,822	41,309
Net operating income	12,702	15,101	16,488	15,819
Net income	8,118	10,285	4,337	8,443
Net income attributable to stockholders	5,105	6,521	2,688	5,328
Net income per share: basic and diluted	$0.20	$0.25	$0.10	$0.19

(1)    First quarter amount includes a $26.2 million gain on the disposition of Richmond Tower.

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation
December 31, 2016

			Initial Cost		Cost Capitalized	Gross Carrying Amount						Year of
				Building and	Subsequent to		Building and		Accumulated		Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation		Amount(1)	Acquisition
Office
4525 Main Street	$32,034		$982	$—	$40,759	$982	$40,759	$41,741	$3,007		$38,734	2014
Armada Hoffler Tower	—	(2)	1,976	—	56,613	1,976	56,613	58,589	27,427		31,162	2002
Commonwealth of Virginia—Chesapeake	4,933		328	—	6,211	328	6,211	6,539	587		5,952	2015
Commonwealth of Virginia—Virginia Beach	—		208	—	2,159	208	2,159	2,367	181		2,186	2015
One Columbus	—	(2)	960	10,269	7,345	960	17,614	18,574	9,627		8,947	1984/2000
Two Columbus	—	(2)	53	—	19,036	53	19,036	19,089	5,999		13,090	2009
Total office	$36,967		$4,507	$10,269	$132,123	$4,507	$142,392	$146,899	$46,828		$100,071
Retail
249 Central Park Retail	$17,076		$712	$—	$14,838	$712	$14,838	$15,550	$7,641		$7,909	2004
Alexander Pointe	—	(2)	4,050	4,880	23	4,050	4,903	8,953	232		8,721	1997
Bermuda Crossroads	—	(2)	5,450	10,641	689	5,450	11,330	16,780	1,804		14,976	2001/2013
Broad Creek Shopping Center	—	(2)	—	—	15,845	—	15,845	15,845	8,446		7,399	1997-2001
Broadmoor Plaza	—		2,410	9,010	24	2,410	9,034	11,444	437		11,007	1980
Brooks Crossing	—		117	—	2,276	117	2,276	2,393	22		2,371	2016
Columbus Village	8,524		7,631	10,135	—	7,631	10,135	17,766	439		17,327	1985/2015
Columbus Village II	—		14,536	10,922	14	14,536	10,936	25,472	104		25,368	1995/1996
Commerce Street Retail	—	(2)	118	—	3,209	118	3,209	3,327	1,173		2,154	2008
Courthouse 7-Eleven	—	(2)	1,007	—	1,043	1,007	1,043	2,050	136		1,914	2011
Dick’s at Town Center	—	(2)	67	—	10,522	67	10,522	10,589	3,507		7,082	2002
Dimmock Square	—	(2)	5,100	13,126	46	5,100	13,172	18,272	877		17,395	1998/2014
Fountain Plaza Retail	10,281		425	—	7,112	425	7,112	7,537	2,950		4,587	2004
Gainsborough Square	—	(2)	2,229	—	7,064	2,229	7,064	9,293	3,005		6,288	1999
Greentree Shopping Center	—		1,523	—	4,280	1,523	4,280	5,803	377		5,426	2014
Hanbury Village	20,709	(2)	3,793	—	19,262	3,793	19,262	23,055	5,770		17,285	2009
Harper Hill Commons	—	(2)	2,840	8,510	12	2,840	8,522	11,362	301		11,061	2004
Harrisonburg Regal	3,256		1,554	—	4,149	1,554	4,149	5,703	1,881		3,822	1999
Lightfoot Marketplace	12,194		7,628	—	14,728	7,628	14,728	22,356	227	(3)	22,129	0	(3)
North Hampton Market	—	(2)	7,250	10,210	140	7,250	10,350	17,600	469		17,131	2004
North Point Center	12,983	(2)	1,936	—	25,119	1,936	25,119	27,055	11,788		15,267	1998
Oakland Marketplace	—		1,850	3,370	10	1,850	3,380	5,230	436		4,794	2004
Parkway Marketplace	—	(2)	1,150	—	3,540	1,150	3,540	4,690	1,678		3,012	1998

Patterson Place	—	(2)	15,059	20,180	11	15,059	20,191	35,250	676		34,574	2004
Perry Hall Marketplace	—	(2)	3,240	8,316	91	3,240	8,407	11,647	548		11,099	2001/2015
Providence Plaza	—	(2)	9,950	12,369	476	9,950	12,845	22,795	505		22,290	2008/2015
Renaissance Place	—		6,730	8,439	—	6,730	8,439	15,169	47		15,122	2008
Sandbridge Commons	9,376		5,267	—	7,236	5,267	7,236	12,503	511		11,992	2015
Socastee Commons	4,866		2,320	5,380	45	2,320	5,425	7,745	328		7,417	2000/2015
South Retail	7,493		190	—	7,623	190	7,623	7,813	3,731		4,082	2002
South Square	—		14,130	12,670	14	14,130	12,684	26,814	476		26,338	1977/2005
Southgate Square	21,150		8,890	25,950	62	8,890	26,012	34,902	620		34,282	1991/2016
Southshore Shops	—		1,770	6,509	5	1,770	6,514	8,284	85		8,199	2006
Stone House Square	—	(2)	6,360	16,350	236	6,360	16,586	22,946	974		21,972	2008/2015
Studio 56 Retail	—	(2)	76	—	2,477	76	2,477	2,553	727		1,826	2007
Tyre Neck Harris Teeter	—	(2)	—	—	3,306	—	3,306	3,306	756		2,550	2011
Waynesboro Commons	—		1,300	1,610	10	1,300	1,620	2,920	192		2,728	1993
Wendover Village	—	(2)	12,710	14,490	7	12,710	14,497	27,207	498		26,709	2004
Total retail	$127,908		$161,368	$213,067	$155,544	$161,368	$368,611	$529,979	$64,374		$465,605
Mutifamily
Encore Apartments	$24,966		$1,293	$—	$30,124	$1,293	$30,124	$31,417	$1,997		$29,420	2014
Harding Place	—		5,706	—	2,453	5,706	2,453	8,159	—		8,159	—	(3)
Liberty Apartments	20,005		3,580	23,494	1,215	3,580	24,709	28,289	2,566		25,723	2013/2014
Johns Hopkins Village	43,841		—	—	65,875	—	65,875	65,875	863	(3)	65,012	—	(3)
Smith’s Landing	20,511		—	35,105	1,153	—	36,258	36,258	4,284		31,974	2009/2013
The Cosmopolitan	45,884		985	—	56,957	985	56,957	57,942	18,641		39,301	2006
Town Center Phase VI	—		1,174	—	1,615	1,174	1,615	2,789	—		2,789	—
Total multifamily	$155,207		$12,738	$58,599	$159,392	$12,738	$217,991	$230,729	$28,351		$202,378
Held for development	$—		$680	$—	$—	$680	$—	$680	$—		$680
Real estate investments	$320,082		$179,293	$281,935	$447,059	$179,293	$728,994	$908,287	$139,553		$768,734
________________________________________

(1)	The net carrying amount of real estate for federal income tax purposes was $655.9 million as of December 31, 2016.

(2)	Borrowing base collateral for the credit facility as of December 31, 2016.

(3)	Construction in progress as of December 31, 2016.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	15—20 years
Equipment	5—15 years
Tenant improvements	Term of the related lease
(or estimated useful life, if shorter)

	Real Estate		Accumulated
	Investments		Depreciation
	December 31,
	2016	2015	2016	2015
Balance at beginning of the year	$633,591	$595,000	$125,380	$116,099
Construction costs and improvements	56,630	52,533	—	—
Acquisitions	248,987	83,230	—	—
Dispositions	(30,467)	(23,181)	(352)	(668)
Reclassifications	(454)	(73,991)	(8,928)	(8,729)
Depreciation	—	—	23,453	18,678
Balance at end of the year	$908,287	$633,591	$139,553	$125,380

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on June 2, 2014)

3.2	Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

4.1	Form of Certificate of Common Stock of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.1	Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.2†	Armada Hoffler Properties, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.3†	Form of Restricted Stock Award Agreement (Time Vesting) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.4
Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto (Incorporated by Reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 2, 2016)

10.5
Tax Protection Agreement by and among Armada Hoffler Properties, Inc. and the persons listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.6
Representation, Warranty and Indemnity Agreement among Armada Hoffler Properties, Inc., Armada Hoffler, L.P. and Daniel A. Hoffler (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.7†
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
10.54
First Amendment to Agreement of Sale and Purchase, dated as of November 10, 2015, by and between AH Richmond Tower I, LLC and Kireland Management, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 13, 2016)

10.55
Purchase and Sale Agreement, dated as of December 3, 2015, by and between DDR-SAU South Square, L.L.C., DDR-SAU Durham Patterson, L.L.C., DDR-SAU Wendover Phase II, L.L.C., DDR-SAU Salisbury Alexander, L.L.C., DDR-SAU Winston-Salem Harper Hill, L.L.C., DDR-SAU Greer North Hampton Market, L.L.C., DDR-SAU Nashville Willowbrook, L.L.C., DDR-SAU South Bend Broadmoor, L.L.C., DDR-SAU Oakland, L.L.C., DDR-SAU Waynesboro, L.L.C., DDR-SAU Pasadena Red Bluff Limited Partnership and AHP Acquisitions, LLC (Incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 2, 2016)

10.56
First Amendment to Purchase and Sale Agreement, dated as of December 14, 2015, by and between DDR-SAU South Square, L.L.C., DDR-SAU Durham Patterson, L.L.C., DDR-SAU Wendover Phase II, L.L.C., DDR-SAU Salisbury Alexander, L.L.C., DDR-SAU Winston-Salem Harper Hill, L.L.C., DDR-SAU Greer North Hampton Market, L.L.C., DDR-SAU Nashville Willowbrook, L.L.C., DDR-SAU South Bend Broadmoor, L.L.C., DDR-SAU Oakland, L.L.C., DDR-SAU Waynesboro, L.L.C., DDR-SAU Pasadena Red Bluff Limited Partnership and AHP Acquisitions, LLC (Incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 2, 2016)

10.57*	Form of Performance Unit Award Agreement

21.1*	List of Subsidiaries of Armada Hoffler Properties, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement