Form 10-Q
period 2017-03-31
Armada Hoffler Properties, Inc.
filed 2017-05-03
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ◻  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes     ◻  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	◻	Accelerated Filer	☒

Non-Accelerated Filer	◻ (Do not check if a smaller reporting company)	Smaller Reporting Company	◻
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
◻ Yes     ☒  No

As of May 1, 2017, the Registrant had 38,015,135 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$898,526	$894,078
Held for development	8,042	680
Construction in progress	19,198	13,529
	925,766	908,287
Accumulated depreciation	(145,981)	(139,553)
Net real estate investments	779,785	768,734
Cash and cash equivalents	10,039	21,942
Restricted cash	3,649	3,251
Accounts receivable, net	14,122	15,052
Notes receivable	60,959	59,546
Construction receivables, including retentions	50,151	39,433
Construction contract costs and estimated earnings in excess of billings	812	110
Equity method investments	10,794	10,235
Other assets	62,593	64,165
Total Assets	$992,904	$982,468
LIABILITIES AND EQUITY
Indebtedness, net	$522,394	$522,180
Accounts payable and accrued liabilities	11,008	10,804
Construction payables, including retentions	57,457	51,130
Billings in excess of construction contract costs and estimated earnings	9,823	10,167
Other liabilities	39,107	39,209
Total Liabilities	$639,789	$633,490

Redeemable noncontrolling interest	2,000	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 37,813,127 and 37,490,361 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	377	374
Additional paid-in capital	199,923	197,114
Distributions in excess of earnings	(50,629)	(49,345)
Total stockholders’ equity	149,671	148,143
Noncontrolling interests	201,444	200,835
Total Equity	351,115	348,978
Total Liabilities and Equity	$992,904	$982,468

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental revenues	$27,232	$23,283
General contracting and real estate services revenues	63,519	36,803
Total revenues	90,751	60,086

Expenses
Rental expenses	6,068	5,329
Real estate taxes	2,509	2,349
General contracting and real estate services expenses	61,196	35,037
Depreciation and amortization	9,475	8,149
General and administrative expenses	2,986	2,484
Acquisition, development and other pursuit costs	47	704
Impairment charges	4	35
Total expenses	82,285	54,087
Operating income	8,466	5,999
Interest income	1,398	182
Interest expense	(4,535)	(3,791)
Gain on real estate dispositions	3,395	26,674
Change in fair value of interest rate derivatives	294	(2,389)
Other income	37	76
Income before taxes	9,055	26,751
Income tax provision	(302)	(218)
Net income	8,753	26,533
Net income attributable to noncontrolling interests	(2,817)	(9,163)
Net income attributable to stockholders	$5,936	$17,370
Net income attributable to stockholders per share (basic and diluted)	$0.16	$0.57
Weighted-average common shares outstanding (basic and diluted)	37,622	30,191
Dividends and distributions declared per common share and unit	$0.19	$0.18

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statement of Equity

(In thousands, except share data)
(Unaudited)

	Shares of common stock	Common Stock	Additional paid-in capital	Distributions in excess of earnings	Total stockholders' equity	Noncontrolling interests	Total Equity
Balance, January 1, 2017	37,490,361	$374	$197,114	$(49,345)	$148,143	$200,835	$348,978
Net income	—	—	—	5,936	5,936	2,817	8,753
Net proceeds from sales of common stock	248,559	2	3,360	—	3,362	—	3,362
Restricted stock awards	94,991	1	735	—	736	—	736
Restricted stock award forfeitures	(20,784)	—	(289)	—	(289)	—	(289)
Acquisitions of noncontrolling interests in real estate investments	—	—	(987)	—	(987)	982	(5)
Redemption of operating partnership units	—	—	(10)	—	(10)	(40)	(50)
Dividends and distributions declared	—	—	—	(7,220)	(7,220)	(3,150)	(10,370)
Balance, March 31, 2017	37,813,127	$377	$199,923	$(50,629)	$149,671	$201,444	$351,115

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$8,753	$26,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	6,473	5,468
Amortization of leasing costs and in-place lease intangibles	3,002	2,681
Accrued straight-line rental revenue	(383)	(188)
Amortization of leasing incentives and above or below-market rents	(47)	6
Accrued straight-line ground rent expense	138	66
Bad debt expense	68	45
Noncash stock compensation	411	437
Impairment charges	4	35
Noncash interest expense	277	191
Gain on real estate dispositions	(3,395)	(26,674)
Change in the fair value of derivatives	(294)	2,389
Changes in operating assets and liabilities:
Property assets	1,024	218
Property liabilities	(875)	(686)
Construction assets	(13,137)	4,857
Construction liabilities	5,888	(4,070)
Net cash provided by operating activities	7,907	11,308
INVESTING ACTIVITIES
Development of real estate investments	(6,456)	(19,777)
Tenant and building improvements	(2,069)	(1,309)
Acquisitions of real estate investments, net of cash received	(6,767)	(165,161)
Dispositions of real estate investments	4,441	83,748
Notes receivable issuances	(1,413)	(2,639)
(Decrease) increase in restricted cash	(31)	(13)
Leasing costs	(493)	(490)
Leasing incentives	—	(22)
Contributions to equity method investments	(559)	(5,440)
Net cash used for investing activities	(13,347)	(111,103)
FINANCING ACTIVITIES
Proceeds from sales of common stock	3,523	10,089
Offering costs	(161)	(273)
Debt issuances, credit facility and construction loan borrowings	44,952	144,684
Debt and credit facility repayments, including principal amortization	(44,530)	(54,821)
Debt issuance costs	(471)	(442)
Redemption of operating partnership units	(50)	—
Dividends and distributions	(9,726)	(7,621)
Net cash (used in) provided by financing activities	(6,463)	91,616
Net decrease in cash and cash equivalents	(11,903)	(8,179)
Cash and cash equivalents, beginning of period	21,942	26,989
Cash and cash equivalents, end of period	$10,039	$18,810
Supplemental Disclosures:
Noncash transactions:
Redeemable noncontrolling interest from development	$2,000	$—
Deferred payment for land acquisition	$600	$—

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

As of March 31, 2017, the Company's operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Commonwealth of Virginia - Chesapeake	Office	Chesapeake, Virginia	100%
Commonwealth of Virginia - Virginia Beach	Office	Virginia Beach, Virginia	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing(1)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick's at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lightfoot Marketplace(2)	Retail	Williamsburg, Virginia	70%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%

Property	Segment	Location	Ownership Interest
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Waynesboro Commons	Retail	Waynesboro, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village(3)	Multifamily	Baltimore, Maryland	80%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%

(1)	The Company is entitled to a preferred return of 8% on its investment in Brooks Crossing. As of March 31, 2017, the Company has not received the full amount of this return.

(2)	The Company is entitled to a preferred return of 9% on its investment in Lightfoot Marketplace. As of March 31, 2017, the Company has not received the full amount of this return.

(3)
See discussion of redeemable noncontrolling interest in Note 9 for additional information. The Company is entitled to a preferred return of 9% on its investment in Johns Hopkins Village. As of March 31, 2017, the Company has not received the full amount of this return.

*Located in the Town Center of Virginia Beach

As of March 31, 2017, the following properties that the Company consolidates for financial statement purposes were under development or construction:

Property	Segment	Location	Ownership Interest
Town Center Phase VI	Multifamily	Virginia Beach, Virginia*	100%
Harding Place	Multifamily	Charlotte, North Carolina	80%
595 King Street	Multifamily	Charleston, South Carolina	92.5%

*Located in the Town Center of Virginia Beach

Please see Note 5 for information related to the Company’s investment in Durham City Center II, LLC, which is an unconsolidated subsidiary that the Company accounts for using the equity method of accounting.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The condensed consolidated financial statements include the financial position and results of operations of the Company, the Operating Partnership and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Significant Accounting Policies

The accompanying condensed consolidated financial statements were prepared on the basis of the accounting principles described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. While the new standard does not supersede the guidance on accounting for leases, it could change the way the Company recognizes revenue from construction and development contracts with third party customers. The new standard will be effective for the Company on January 1, 2018. The Company plans to adopt the new standard using the full retrospective method. A substantial portion of our revenue consists of rental revenues from leasing arrangements, such as base rent, which is specifically excluded from the revenue guidance. Non-lease components, such as tenant reimbursements for common area maintenance will be subject to the revenue guidance. Management is currently evaluating the potential impact of the new revenue standard on the Company’s consolidated financial statements. The Company does not expect the new standard to have a material impact on the measure and recognition of gains and losses on the sale of properties.

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

On March 30, 2016, the FASB issued new guidance that will change the accounting for certain aspects of share-based payments to employees.  Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled, and allows the Company to account for forfeitures as they occur.  The new guidance is effective for the Company on January 1, 2017.  The Company adopted the guidance on January 1, 2017 and it did not have a material impact on the Company’s consolidated financial statements.

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

On February 22, 2017, the FASB issued new guidance that clarifies the scope and application of guidance on sales or transfers of nonfinancial assets and in substance nonfinancial assets to customers, including partial sales. The new guidance applies to all nonfinancial assets, including real estate, and defines an in substance nonfinancial asset. The new guidance will be effective for the Company on January 1, 2018, with early adoption permitted. Management is currently evaluating the potential impact of the new revenue standard on the Company’s consolidated financial statements.

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

Net operating income of the Company’s reportable segments for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Office real estate
Rental revenues	$4,906	$5,521
Rental expenses	1,325	1,456
Real estate taxes	450	539
Segment net operating income	3,131	3,526
Retail real estate
Rental revenues	15,631	13,032
Rental expenses	2,520	2,336
Real estate taxes	1,450	1,284
Segment net operating income	11,661	9,412
Multifamily residential real estate
Rental revenues	6,695	4,730
Rental expenses	2,223	1,537
Real estate taxes	609	526
Segment net operating income	3,863	2,667
General contracting and real estate services
Segment revenues	63,519	36,803
Segment expenses	61,196	35,037
Segment gross profit	2,323	1,766
Net operating income	$20,978	$17,371

General contracting and real estate services revenues for the three months ended March 31, 2017 exclude revenue related to intercompany construction contracts of $5.9 million. General contracting and real estate services expenses for the three months ended March 31, 2017 exclude expenses related to intercompany construction contracts of $5.7 million. General contracting and real estate services expenses for the three months ended March 31, 2017 include noncash stock compensation expense of less than $0.3 million.

General contracting and real estate services revenues for the three months ended March 31, 2016 exclude revenue from intercompany construction contracts of $15.0 million. General contracting and real estate services expenses for the three months ended March 31, 2016 exclude expenses for intercompany construction contracts of $14.8 million. General contracting and real estate services expenses for the three months ended March 31, 2016 include noncash stock compensation expense of less than $0.2 million.

The following table reconciles net operating income to net income for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net operating income	$20,978	$17,371
Depreciation and amortization	(9,475)	(8,149)
General and administrative expenses	(2,986)	(2,484)
Acquisition, development and other pursuit costs	(47)	(704)
Impairment charges	(4)	(35)
Interest income	1,398	182
Interest expense	(4,535)	(3,791)
Gain on real estate dispositions	3,395	26,674
Change in fair value of interest rate derivatives	294	(2,389)
Other income	37	76
Income tax provision	(302)	(218)
Net income	$8,753	$26,533

General and administrative expenses for the three months ended March 31, 2017 include noncash stock compensation expense of $0.4 million. General and administrative expenses for the three months ended March 31, 2016 include noncash stock compensation expense of $0.3 million.

4. Real Estate Investments

Property Acquisitions

On January 4, 2017, the Company acquired undeveloped land in Charleston, South Carolina for a contract price of $7.1 million plus capitalized acquisition costs of $0.2 million. The Company intends to use the land for future development.

Property Dispositions

On January 20, 2017, the Company completed the sale of the Wawa outparcel at Greentree Shopping Center. Net proceeds after transaction costs were $4.4 million. The gain on the disposition was $3.4 million.

Subsequent to March 31, 2017

On April 20, 2017, the Company entered into an agreement to sell the Courthouse 7-Eleven property for $2.4 million. The Company expects the sale to close in the third quarter of 2017.

5. Equity Method Investments

City Center

On February 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed use tower in Durham, North Carolina.  As of March 31, 2017 and December 31, 2016, the Company has invested $10.8 million and $10.3 million, respectively, in City Center. The Company has agreed to guarantee 37% of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center.  As of March 31, 2017, $4.9 million has been drawn against the construction loan.

As of March 31, 2017 and December 31, 2016, the difference between the carrying value of the Company’s initial investment in City Center and the amount of underlying equity was immaterial. For the three months ended March 31, 2017 and 2016, City Center did not have any operating activity, and therefore the Company did not receive any dividends or allocated income.

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

BDG secured a senior construction loan of up to $70.0 million to fund the development and construction of Point Street Apartments on November 10, 2016. The Company has agreed to guarantee $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Point Street Apartments upon completion of the project as follows: (i) an option to purchase a 79% indirect interest in Point Street Apartments for $27.3 million, exercisable within 1 year from the project’s completion (the “First Option”) and (ii) provided that the Company has exercised the First Option, an option to purchase an additional 9% indirect interest in Point Street Apartments for $3.1 million, exercisable within 27 months from the project’s completion (the “Second Option”). The Company currently has a $2.1 million letter of credit for the guarantee of the senior construction loan.

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

In the event the Company exercises the First Option, BDG is required to pay down the outstanding BDG loan in full, with the difference between the BDG loan and $28.2 million applied to the senior construction loan. In the event the Company exercises the Second Option, BDG is required to simultaneously repay any remaining amounts outstanding under the BDG loan, with any excess proceeds received from the exercise of the Second Option applied against the senior construction loan. In the event the Company does not exercise either the First Option or the Second Option, the interest rate on the BDG loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the BDG loan.

As of March 31, 2017 and December 31, 2016, the Company had funded $21.1 million and $20.6 million, respectively, under the BDG loan. During the three months ended March 31, 2017 and 2016, the Company recognized $0.4 million and $0.2 million, respectively, of interest income on the BDG loan. No portion of the note receivable is past due and the Company has not recorded an impairment balance on the note.

Management has concluded that this entity is a VIE. Because BDG is the developer of Point Street Apartments, the Company does not have the power to direct the activities of the project that most significantly impact its performance, nor is the Company the party most closely associated with the project. Therefore, the Company is not the project's primary beneficiary.

Annapolis Junction

On April 21, 2016, the Company entered into a note receivable with a maximum balance of $48.1 million in the Annapolis Junction residential component of the Annapolis Junction Town Center project in Maryland (“Annapolis Junction”). Annapolis Junction is an estimated $102.0 million mixed-use development project with plans for 416 residential units, 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and has engaged the Company to serve as construction general contractor for the residential component. Annapolis Junction is scheduled to open in 2017; however, management can provide no assurances that Annapolis Junction will open on the anticipated timeline or at the anticipated cost.

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

The Company’s investment in the Annapolis Junction project is in the form of a loan under which AJAO may borrow up to $48.1 million, including a $6.0 million interest reserve (the “AJAO loan”). Interest on the AJAO loan accrues at 10.0% per annum and matures on the earlier of: (i) December 21, 2020, which may be extended by AJAO under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan or (iii) the date the Company exercises the Second Option as described further below. In the event that the Company exercises the First Option, AJAO is required to simultaneously pay down both the senior construction loan and the AJAO loan by 80%, at which time the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan. In the event the Company exercises the Second Option, AJAO is required to simultaneously repay any remaining amounts outstanding under the AJAO loan, with any excess proceeds received from the exercise of the Second Option applied against the remaining balance of the senior construction loan. In the event that the Company does not exercise either the First Option or the Second Option, the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the AJAO loan.

As of March 31, 2017 and December 31, 2016, the Company had funded $39.9 million and $38.9 million, respectively, on the AJAO loan. During the three months ended March 31, 2017, the Company recognized $1.0 million of interest income on the AJAO loan. No portion of the note receivable balance is past due and the Company has not recorded an impairment balance on the note.

Management has concluded that this entity is a VIE. Because AJAO is the developer of Point Street Apartments, the Company does not have the power to direct the activities of the project that most significantly impact its performance, nor is the Company the party most closely associated with the project. Therefore, the Company is not the project's primary beneficiary.

7. Indebtedness

Credit Facility

On February 20, 2015, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a new $200.0 million senior unsecured credit facility that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. During 2016, the Company increased the borrowings under the senior unsecured term loan facility to $100.0 million. During the first quarter of 2017, the Company increased the borrowings under the senior unsecured term loan facility to $125.0 million, increasing the total capacity of the credit facility to $275.0 million pursuant to the accordion feature.

Depending on the Operating Partnership’s total leverage, the revolving credit facility bears interest at LIBOR plus 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus 1.35% to 1.95%. As of March 31, 2017, the effective interest rates on the revolving credit facility and the term loan facility were 2.53% and 2.48%, respectively. The revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option, subject to certain conditions, and the term loan facility has a scheduled maturity date of February 20, 2020. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

On February 25, 2016, the Company amended the credit facility to, among other things, allow the maximum leverage ratio of the Company to be increased to 65% for the two consecutive quarters following any acquisition that is equal to or greater than 10% of the Company’s total asset value (as defined in the credit agreement), but only up to two times during the term of the credit facility.

As of March 31, 2017, the outstanding balances on the revolving credit facility and the term loan facility were $82.0 million and $125.0 million, respectively.

Other Financing Activity

On February 1, 2017, the Company paid off the North Point Center Note 5 in full for $0.6 million.

On February 24, 2017, the Company secured a $29.8 million construction loan for the Harding Place project in Charlotte, North Carolina.

During the three months ended March 31, 2017, the Company borrowed $1.9 million under its construction loans to fund new development and construction.

Subsequent to March 31, 2017

On April 4, 2017, the Company increased its borrowings under the revolving credit facility by $18.0 million.

On April 7, 2017, the Company paid off the Harrisonburg Regal note in full for $3.2 million.

On April 19, 2017, the Company entered into a second amendment to the credit agreement for the Lightfoot Marketplace loan, which amended certain definitions and covenant requirements.

8. Derivative Financial Instruments

The Company may enter into interest rate derivative contracts to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. Derivative financial instruments are recognized at fair value and presented within other assets and liabilities in the condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of interest rate derivatives in the condensed consolidated statements of income. For derivatives that qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive loss and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

On February 1, 2017, the North Point Center Note 5 was paid in full, which terminated the interest rate swap agreement associated with the note. The loss on the interest rate swap agreement was not significant.

On February 7, 2017, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of
$50.0 million at a strike rate of 1.50% for a premium of less than $0.2 million. The interest rate cap agreement expires on March 1, 2019.

The Company’s derivatives were comprised of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Interest rate swaps	$56,214	$—	$(568)	$56,901	$—	$(829)
Interest rate caps	270,000	479	—	270,000	259	—
Total	$326,214	$479	$(568)	$326,901	$259	$(829)

The changes in the fair value of the Company’s derivatives during the three months ended March 31, 2017 and 2016 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Interest rate swaps	$261	$(2,244)
Interest rate caps	33	(145)
Total	$294	$(2,389)
Income statement presentation:
Change in fair value of interest rate derivatives	$294	$(2,389)
Total	$294	$(2,389)

9. Equity

Stockholders’ Equity

On May 4, 2016, the Company commenced an at-the-market continuous equity offering program (the “ATM Program”) through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $75.0 million. During the three months ended March 31, 2017, the Company issued and sold an aggregate of 248,559 shares of common stock at a weighted average price of $14.17 per share under the ATM Program, receiving net proceeds after offering costs and commissions of $3.4 million.

As of March 31, 2017 and December 31, 2016, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 37,813,127 and 37,490,361 shares of common stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. No shares of preferred stock were issued and outstanding as of March 31, 2017 or December 31, 2016.

Redeemable Noncontrolling Interests

The noncontrolling interest holder of Johns Hopkins Village has the option to redeem the 20% noncontrolling interest in that entity (the "Put Option"). Currently, the Put Option may be redeemed for $2.0 million in cash or the equivalent amount in Class A units of limited partnership interest in the Operating Partnership ("Class A Units"), which is at the holder's control. Upon the first anniversary of the certificate of occupancy, which occurs in August 2017, the Put Option may be settled for the fair value of the 20% noncontrolling interest in Johns Hopkins Village, as determined by appraised value. Because the timing of the Put Option's redemption is outside of the Company's control, it has been included in temporary equity. Upon the exercise of the Put Option, it will be reclassed into permanent equity.

Noncontrolling Interests

As of March 31, 2017 and December 31, 2016, the Company held a 67.9% and 68.1% interest, respectively, in the Operating Partnership. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 67.9% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. The noncontrolling interest for the consolidated entities under development or construction (see Note 1) was zero as of March 31, 2017 and December 31, 2016.

As of March 31, 2017, there were 16,583,610 Class A Units not held by the Company.

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

On January 10, 2017, the Operating Partnership issued 68,691 Class A Units to acquire the remaining 20% interest in the Town Center Phase VI project.

Common Stock Dividends and Class A Unit Distributions

On January 5, 2017, the Company paid cash dividends of $6.7 million to common stockholders and the Operating Partnership paid cash distributions of $3.0 million to holders of Class A Units.

On February 2, 2017, the Board of Directors declared a cash dividend of $0.19 per share payable on April 6, 2017 to stockholders of record on March 29, 2017.

Subsequent to March 31, 2017

On April 6, 2017, the Company paid cash dividends of $7.2 million to common stockholders and the Operating Partnership paid cash distributions of $3.2 million to holders of Class A Units.

From April 1, 2017 to April 13, 2017, the Company issued and sold an aggregate of 202,131 shares of common stock under the ATM Program at a weighted average price of $13.97 per share. Net proceeds to the Company after offering costs and commissions were $2.8 million.

10. Stock-Based Compensation

During the three months ended March 31, 2017, the Company granted an aggregate of 94,991 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $13.99 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During the three months ended March 31, 2017, the Company issued performance-based awards in the form of restricted stock units to certain employees.  The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial.

During the three months ended March 31, 2017 and 2016, the Company recognized $0.7 million and $0.6 million, respectively, of stock-based compensation expense. As of March 31, 2017, there were 111,382 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.0 million, which the Company expects to recognize over the next 23 months.

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

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of March 31, 2017 and December 31, 2016, were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$522,394	$522,438	$522,180	$527,414
Interest rate swap liabilities	568	568	829	829
Interest rate cap assets	479	479	259	259

12. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these condensed consolidated financial statements. Revenue from construction contracts with related party entities of the Company were $6.6 million for the three months ended March 31, 2017. Gross profit from such contracts was $0.2 million for the three months ended March 31, 2017. Revenue from construction contracts with related party entities of the Company was $6.5 million for the three months ended March 31, 2016. Gross profit from such contracts was less than $0.3 million for the three months ended March 31, 2016. Real estate services fees from affiliated entities of the Company were not significant for either the three months ended March 31, 2017 or 2016. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for either the three months ended March 31, 2017 or 2016.

The Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Company’s initial public offering and formation transactions completed on May 13, 2013. In addition, the tax protection agreements provide that the Operating Partnership will offer certain of the original contributors, including certain of the Company’s directors and executive officers, the opportunity to guarantee debt, or, alternatively, to enter into a deficit restoration obligation, for ten years from the closing of the Company’s initial public offering in a manner intended to provide an allocation of Operating Partnership liabilities to the partner for federal income tax purposes. Pursuant to these tax protection agreements, certain of the Company’s executive officers have guaranteed approximately $0.3 million of the Operating Partnership’s outstanding debt as of March 31, 2017.

The loan for the City Center joint venture is underwritten by a syndicate which includes Park Sterling Bank.  The Chief Executive Officer of Park Sterling Bank is the Chairman of the Company’s Audit Committee.

13. Commitments and Contingencies

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $40.1 million and $40.5 million as of March 31, 2017 and December 31, 2016, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of March 31, 2017 and December 31, 2016, the Operating Partnership had total outstanding letters of credit of $4.1 million and $4.1 million, respectively. The amounts outstanding at March 31, 2017 and December 31, 2016 include a $2.1 million letter of credit related to the guarantee on the Point Street Apartments senior construction loan.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. as of March 31, 2017, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2017 and 2016 and the condensed consolidated statement of equity for the three-month period ended March 31, 2017. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armada Hoffler Properties, Inc. as of December 31, 2016, and the related consolidated statements of comprehensive income, equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 1, 2017. In our opinion, the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia
May 3, 2017

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic United States. As of March 31, 2017, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Commonwealth of Virginia - Chesapeake	Office	Chesapeake, Virginia	100%
Commonwealth of Virginia - Virginia Beach	Office	Virginia Beach, Virginia	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing(1)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick's at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%

Property	Segment	Location	Ownership Interest
Lightfoot Marketplace(2)	Retail	Williamsburg, Virginia	70%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Waynesboro Commons	Retail	Waynesboro, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village(3)	Multifamily	Baltimore, Maryland	80%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%

(1)	The Company is entitled to a preferred return of 8% on its investment in Brooks Crossing. As of March 31, 2017, the Company has not received the full amount of this return.

(2)	The Company is entitled to a preferred return of 9% on its investment in Lightfoot Marketplace. As of March 31, 2017, the Company has not received the full amount of this return.

(3)
See discussion of redeemable noncontrolling interest in Note 9 for additional information. The Company is entitled to a preferred return of 9% on its investment in Johns Hopkins Village. As of March 31, 2017, the Company has not received the full amount of this return.

*Located in the Town Center of Virginia Beach

As of March 31, 2017, the following properties that we consolidate for financial reporting purposes were either under development or construction:

Property	Segment	Location	Ownership Interest
Town Center Phase VI	Multifamily	Virginia Beach, Virginia*	100%
Harding Place	Multifamily	Charlotte, North Carolina	80%
595 King Street	Multifamily	Charleston, South Carolina	92.5%

*Located in the Town Center of Virginia Beach

Please see Note 5 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for information related to our investment in Durham City Center II, LLC, which is an unconsolidated subsidiary that we account for under the equity method of accounting.

Acquisitions and Dispositions

On January 4, 2017, we acquired undeveloped land in Charleston, South Carolina for a contract price of $7.1 million plus capitalized acquisition costs of $0.2 million. We intend to use the land for future development.

On January 20, 2017, we completed the sale of the Wawa outparcel at Greentree Shopping Center. Net proceeds after transaction costs were $4.4 million. The gain on the disposition was $3.4 million.

On April 20, 2017, we entered into an agreement to sell the Courthouse 7-Eleven property for $2.4 million. We expect the sale to close in the third quarter of 2017.

First Quarter 2017 Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2017:

•Net income of $8.8 million, or $0.16 per diluted share, compared to $26.5 million, or $0.57 per diluted share, for the three months ended March 31, 2016.
•Funds from operations ("FFO") of $14.8 million, or $0.27 per diluted share, compared to $8.4 million, or $0.18 per diluted share, for the three months ended March 31, 2016. See “Non-GAAP Financial Measures.”
•Normalized funds from operations (“Normalized FFO”) of $14.6 million, or $0.26 per diluted share, compared to $11.6 million, or $0.25 per diluted share, for the three months ended March 31, 2016. See “Non-GAAP Financial Measures.”
•Property segment net operating income (“NOI”) of $18.7 million compared to $15.6 million for the three months ended March 31, 2016:

•	Office NOI of $3.1 million compared to $3.5 million

•	Retail NOI of $11.7 million compared to $9.4 million

•	Multifamily NOI of $3.9 million compared to $2.7 million
•Same store NOI of $12.0 million compared to $11.9 million for the three months ended March 31, 2016:

•	Office same store NOI of $2.5 million compared to $2.5 million

•	Retail same store NOI of $6.8 million compared to $6.7 million

•	Multifamily same store NOI of $2.7 million compared to $2.7 million
•General contracting and real estate services segment gross profit of $2.3 million compared to $1.8 million for the three months ended March 31, 2016.
•Third party construction backlog of $157.7 million as of March 31, 2017.
•Raised $3.5 million of gross proceeds at a weighted average price of $14.17 per share under our at-the-market equity offering program. Net proceeds totaled $3.4 million.
•Declared cash dividends of $0.19 per share and Class A unit.

Segment Results of Operations

As of March 31, 2017, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses), or “NOI”, is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Beginning with the three months ended March 31, 2017, our calculation of core occupancy included, and in future periods will include, the square footage from ground leases where we are the lessor.  We did not retrospectively apply this new calculation methodology to prior periods. If we were to exclude these ground leases in the calculation of core occupancy, our core occupancy as of March 31, 2017 would have been 96.1%.

Office Segment Data

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$4,906	$5,521	$(615)
Property expenses	1,775	1,995	(220)
Segment NOI	$3,131	$3,526	$(395)

Office segment NOI for the three months ended March 31, 2017 decreased $0.4 million compared to the corresponding period in 2016. This decrease is due to the sales of the Richmond Tower and Oyster Point office buildings, which contributed $0.4 million in office segment NOI for the three months ended March 31, 2016. We completed the sale of Richmond Tower in the first quarter of 2016 and the sale of the Oyster Point office building in the third quarter of 2016.

Office Same Store Results

Office same store results for the three months ended March 31, 2017 exclude new real estate development – 4525 Main Street – as well as the Richmond Tower and Oyster Point office buildings, which we sold in the first quarter of 2016 and the third quarter of 2016, respectively.

Office same store rental revenues, property expenses and NOI for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$3,807	$3,921	$(114)
Property expenses	1,336	1,390	(54)
Same Store NOI	$2,471	$2,531	$(60)
Non-Same Store NOI	660	995	(335)
Segment NOI	$3,131	$3,526	$(395)

Office same store NOI for the three months ended March 31, 2017 decreased 2.4% compared to the corresponding period in 2016 due to the relocation of one tenant from One Columbus to 4525 Main Street during the three months ended December 31, 2016 and decreased occupancy at Armada Hoffler Tower. For the three months ended March 31, 2017, the NOI from this tenant is now included in Non-Same Store NOI.

Retail Segment Data

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$15,631	$13,032	$2,599
Property expenses	3,970	3,620	350
Segment NOI	$11,661	$9,412	$2,249

Retail segment NOI for the three months ended March 31, 2017 increased $2.2 million compared to the corresponding period in 2016. The acquisitions of Southgate Square, Southshore Shops, Columbus Village II and Renaissance Square, together with the completion of Lightfoot Marketplace and Brooks Crossing, contributed a total of $1.7 million of NOI during the three months ended March 31, 2017. The remainder of the increase for the three months ended March 31, 2017 was due to a full quarter of activity for the remaining nine properties of the 11-property retail portfolio, which was acquired on January 14, 2016. Two properties from the 11-property retail portfolio were subsequently sold during 2016.

Retail Same Store Results

Retail same store results for the three months ended March 31, 2017 excludes the nine-property retail portfolio, Southgate Square, Lightfoot Marketplace, Southshore Shops, Brooks Crossing, Columbus Village II and Renaissance Square.

Retail same store rental revenues, property expenses and NOI for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$9,498	$9,370	$128
Property expenses	2,668	2,703	(35)
Same Store NOI	$6,830	$6,667	$163
Non-Same Store NOI	4,831	2,745	2,086
Segment NOI	$11,661	$9,412	$2,249

Retail same store NOI increased 2.4% for the three months ended March 31, 2017 compared to the corresponding period in 2016. The increase was the result of higher occupancy, specifically at 249 Central Park Retail, together with lower property expenses, specifically snow removal at Stone House Square.

Multifamily Segment Data

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$6,695	$4,730	$1,965
Property expenses	2,832	2,063	769
Segment NOI	$3,863	$2,667	$1,196

Multifamily segment NOI for the three months ended March 31, 2017 increased $1.2 million compared to the corresponding period in 2016, primarily as a result of a full quarter of activity for Johns Hopkins Village, which was placed into service in the third quarter of 2016.

Multifamily Same Store Results

Multifamily same store results exclude new real estate development – specifically Johns Hopkins Village, which was placed into service in the third quarter of 2016.

Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$4,796	$4,730	$66
Property expenses	2,111	2,063	48
Same Store NOI	$2,685	$2,667	$18
Non-Same Store NOI	1,178	—	1,178
Segment NOI	$3,863	$2,667	$1,196

Multifamily same store NOI for the three months ended March 31, 2017 increased 0.7% compared to the corresponding period in 2016. The increase was primarily due to increases in occupancy at Encore and Smith’s Landing.

General Contracting and Real Estate Services Segment Data

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited, $ in thousands)
Segment revenues	$63,519	$36,803	$26,716
Segment expenses	61,196	35,037	26,159
Segment gross profit	$2,323	$1,766	$557
Operating margin	3.7%	4.8%	(1.1)%

Segment profit for the three months ended March 31, 2017 increased $0.6 million compared to the first quarter of 2016 because of several new large projects started subsequent to the first quarter of 2016, partially offset by lower margins.

The changes in third party construction backlog for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(unaudited, $ in thousands)
Beginning backlog	$217,718	$83,433
New contracts/change orders	3,441	129,501
Work performed	(63,437)	(36,754)
Ending backlog	$157,722	$176,180

As of March 31, 2017, we had $37.5 million in backlog on the Point Street Apartments project, $41.4 million in backlog on the City Center project, $36.3 million in backlog on the Annapolis Junction project, $22.0 million on the Dinwiddie Municipal Complex project, $9.8 million on the Four Seasons residence interior construction project, and $7.5 million in connection with the construction of three Lidl grocery stores in the Hampton Roads area.

Consolidated Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited, $ in thousands)
Revenues
Rental revenues	$27,232	$23,283	$3,949
General contracting and real estate services revenues	63,519	36,803	26,716
Total revenues	90,751	60,086	30,665
Expenses
Rental expenses	6,068	5,329	739
Real estate taxes	2,509	2,349	160
General contracting and real estate services expenses	61,196	35,037	26,159
Depreciation and amortization	9,475	8,149	1,326
General and administrative expenses	2,986	2,484	502
Acquisition, development and other pursuit costs	47	704	(657)
Impairment charges	4	35	(31)
Total expenses	82,285	54,087	28,198
Operating income	8,466	5,999	2,467
Interest income	1,398	182	1,216
Interest expense	(4,535)	(3,791)	(744)
Gain on real estate dispositions	3,395	26,674	(23,279)
Change in fair value of interest rate derivatives	294	(2,389)	2,683
Other (expense) income	37	76	(39)
Income before taxes	9,055	26,751	(17,696)
Income tax provision	(302)	(218)	(84)
Net income	$8,753	$26,533	$(17,780)

Rental revenues for the three months ended March 31, 2017 increased $3.9 million compared to the corresponding period in 2016, as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited, $ in thousands)
Office	$4,906	$5,521	$(615)
Retail	15,631	13,032	2,599
Multifamily	6,695	4,730	1,965
	$27,232	$23,283	$3,949

Office rental revenues for the three months ended March 31, 2017 decreased 11.1% compared to the corresponding period in 2016 as a result of the sales of the Richmond Tower and Oyster Point office buildings, which contributed $0.6 million in office rental revenues for the three months ended March 31, 2016.

Retail rental revenues for the three months ended March 31, 2017 increased 19.9% compared to the corresponding period in 2016 as a result of property acquisitions and organic growth in the same store retail portfolio due to higher occupancy rates. The acquisitions of the remaining nine properties of the eleven property retail portfolio, Southgate Square, Southshore Shops, Columbus Village II and Renaissance Square, together with the completion of Brooks Crossing and Lightfoot Marketplace, contributed $2.5 million in retail rental revenues for the three months ended March 31, 2017.

Multifamily rental revenues for the three months ended March 31, 2017 increased 41.5% compared to the corresponding period in 2016 as a result of the completion of Johns Hopkins Village, which was placed into service in the third quarter of 2016, and higher occupancy at Encore Apartments and Smith's Landing.

General contracting and real estate services revenues for the three months ended March 31, 2017 increased 72.6% compared to the corresponding period in 2016 because of several new large projects started subsequent to the first quarter of 2016.

Rental expenses for the three months ended March 31, 2017 increased $0.7 million compared to the corresponding period in 2016, as follows:

	Three Months Ended March 31,
	2017	2016	Change

Office	$1,325	$1,456	$(131)
Retail	2,520	2,336	184
Multifamily	2,223	1,537	686
	$6,068	$5,329	$739

Office rental expenses for the three months ended March 31, 2017 decreased compared to the corresponding period in 2016 due to the sales of the Richmond Tower and Oyster Point office buildings. Retail rental expenses for the three months ended March 31, 2017 increased compared to the corresponding periods in 2016 as a result of property acquisitions and the completion of development projects that were placed into service subsequent to the first quarter of 2016. Multifamily rental expenses increased due to placing Johns Hopkins Village into service.

Real estate taxes for the three months ended March 31, 2017 increased $0.2 million compared to the corresponding period in 2016, as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(unaudited, $ in thousands)
Office	$450	$539	$(89)
Retail	1,450	1,284	166
Multifamily	609	526	83
	$2,509	$2,349	$160

Office real estate taxes for the three months ended March 31, 2017 decreased compared to the corresponding period in 2016 due to the sales of Richmond Tower and Oyster Point office buildings. Retail and multifamily real estate taxes for the three months ended March 31, 2017 increased compared to the corresponding period in 2016 as a result of acquisitions, completion of development projects that were placed into service subsequent to the first quarter of 2016 and increases from new tax assessments.

General contracting and real estate services expenses for the three months ended March 31, 2017 increased 74.7% compared to the corresponding period in 2016 as a result of several new large projects started subsequent to the first quarter of 2016, partially offset by lower margins.

Depreciation and amortization for the three months ended March 31, 2017 increased 16.3% compared to the corresponding period in 2016 as a result of property acquisitions and completion of development projects that were placed into service subsequent to the first quarter of 2016.

General and administrative expenses for the three months ended March 31, 2017 increased 20.2% compared to the corresponding period in 2016 as a result of higher regulatory and compliance costs, higher compensation and benefit costs from increased employee headcount and franchise taxes based on our operations in certain states.

Acquisition, development and other pursuit costs for the three months ended March 31, 2017 decreased compared to the corresponding period in 2016. Approximately $0.7 million of the acquisition costs incurred in the three months ended March 31, 2016 were related to the acquisition of the 11-property retail portfolio.

Impairment charges for the three months ended March 31, 2017 and 2016 were primarily due to lease terminations.

Interest expense for the three months ended March 31, 2017 increased 20% compared to the corresponding period in 2016, primarily as a result of increased borrowings.

The change in fair value of interest rate derivatives for the three months ended March 31, 2017 was an increase of $0.3 million compared to a decrease of $2.4 million for the corresponding period in 2016. The increase for the three months ended March 31, 2017 was due to the increase in LIBOR, while the expense for the three months ended March 31, 2016 was due to dedesignation of our hedge accounting.

During the three months ended March 31, 2017, we recognized gains of $3.4 million on our sale of the Greentree Wawa outparcel. During the three months ended March 31, 2016, we recognized gains of $26.7 million on our sales of the Richmond Tower office building and the Newport News Economic Authority building.

Income tax provisions that we recognized during the three months ended March 31, 2017 and 2016 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, borrowings available under our credit facility and proceeds from the sale of common stock through our at-the-market continuous equity offering program, which is discussed below.

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

As of March 31, 2017, we had unrestricted cash and cash equivalents of $10.0 million available for both current liquidity needs as well as development activities. We also had restricted cash of $3.6 million available for property improvements and required maintenance. As of March 31, 2017, we had $64.0 million of available borrowings under our credit facility and $10.6 million available for future issuance under our ATM Program to meet our short-term liquidity requirements.

ATM Equity Offering Programs

On May 4, 2016, we commenced an at-the-market continuous equity offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of $75.0 million. Our sale of shares under the ATM Program will depend on a variety of factors, including among other things, market conditions, the trading price of our common stock, capital needs and our determination of appropriate sources of funding. We have no obligation to sell any shares and may at any time suspend or terminate the ATM Program. Each of our sales agents are entitled to a commission of up to 1.5% of the gross offering proceeds of shares that they sell through the ATM Program. We intend to use any net proceeds from the sale of shares through the ATM Program to fund development or redevelopment activities, fund potential acquisition opportunities, repay indebtedness, including amounts outstanding under our credit facility, or for general corporate purposes. In the three months ended March 31, 2017, we raised approximately $3.5 million of gross proceeds at a weighted average price of $14.17 per share under the ATM Program, resulting in net proceeds after offering costs and commissions of $3.4 million.

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

The credit facility includes an accordion feature that allows the total commitments to be increased to $350.0 million, subject to certain conditions. On January 5, 2016, March 31, 2016 and February 1, 2017, we increased the total borrowing capacity to $225.0 million, $250.0 million and $275.0 million, respectively, using this feature. The amount permitted to be borrowed under the credit facility, together with all of our other unsecured indebtedness, is generally limited to the lesser of: (i) 60% of the value of our unencumbered borrowing base properties, (ii) the maximum amount of principal that would result in a debt service coverage ratio of 1.50 to 1.0, and (iii) the maximum aggregate loan commitment, which currently is $275.0 million.

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

We are currently in compliance with all covenants under the credit facility.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2017 ($ in thousands):

	Amount Outstanding		Interest Rate(a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
249 Central Park Retail	$17,021	(b)	LIBOR+1.95%	2.93%		August 8, 2021	$15,959
South Retail	7,468	(b)	LIBOR+1.95%	2.93%		August 8, 2021	7,002
Fountain Plaza Retail	10,247	(b)	LIBOR+1.95%	2.93%		August 8, 2021	9,608
4525 Main Street	32,034	(c)	3.25%			September 10, 2021	30,774
Encore Apartments	24,966	(c)	3.25%			September 10, 2021	24,006
Harrisonburg Regal	3,202		6.06%			June 8, 2017	3,165
Commonwealth of Virginia – Chesapeake	4,933		LIBOR+1.90%	2.88%		August 28, 2017	4,933
Hanbury Village	20,635		6.67%			October 11, 2017	20,499
Lightfoot Marketplace	12,894		LIBOR+1.90%	2.88%		November 14, 2017	12,194
Sandbridge Commons	9,314		LIBOR+1.85%	2.83%		January 17, 2018	9,129
Southgate Square	21,150		LIBOR+2.00%	2.98%		April 29, 2021	18,925
Columbus Village Note 1	6,215		LIBOR+2.00%	3.05%	(d)	April 5, 2018	6,033
Columbus Village Note 2	2,254		LIBOR+2.00%	2.98%		April 5, 2018	2,207
Johns Hopkins Village	45,093		LIBOR+1.90%	2.88%		July 30, 2018	43,841
North Point Note 1	9,726		6.45%			February 5, 2019	9,333
Socastee Commons	4,842	(e)	4.57%			January 6, 2023	4,223
North Point Note 2	2,539		7.25%			September 15, 2025	1,344
Smith's Landing	20,325		4.05%			June 1, 2035	—
Liberty Apartments	19,925	(e)	5.66%			November 1, 2043	—
The Cosmopolitan	45,721		3.75%			July 1, 2051	—
Total secured debt	$320,504						$223,175
Unsecured Debt
Revolving credit facility	82,000		LIBOR+1.40% to 2.00%	2.53%		February 20, 2019	82,000
Term loan	75,000		LIBOR+1.35% to 1.95%	2.48%		February 20, 2020	75,000
Term loan	50,000		LIBOR+1.35% to 1.95%	3.50%	(b)	February 20, 2020	50,000
Total unsecured debt	$207,000						$207,000
Unamortized GAAP adjustments	(5,110)						—
Indebtedness, net	$522,394						$430,175

(a)    LIBOR rate is determined by individual lenders.
(b)    Cross collateralized.
(c)    Cross collateralized.
(d)    Subject to an interest rate swap agreement.
(e)    Principal balance excluding fair value adjustments.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of March 31, 2017, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2016	$44,380	8%
2017	65,780	12%
2018	94,818	18%
2019	129,482	25%
2020	109,862	21%
Thereafter	83,182	16%
	$527,504	100%

(1)    Does not reflect the effect of any maturity extension options.

On February 1, 2017, we paid off the North Point Center Note 5 in full for $0.6 million.

On April 7, 2017, we paid off the Harrisonburg Regal note in full for $3.2 million.

On April 19, 2017, we entered into a second amendment to the credit agreement for the Lightfoot Marketplace loan, which amended certain definitions and covenant requirements.

Interest Rate Derivatives

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

On February 7, 2017, we entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.50% for a premium of less than $0.2 million. The interest rate cap agreement expires on March 1, 2019.

As of March 31, 2017, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
October 26, 2015	October 15, 2017	1.25%	75,000
February 25, 2016	March 1, 2018	1.50%	75,000
June 17, 2016	June 17, 2018	1.00%	70,000
February 7, 2017	March 1, 2019	1.50%	50,000
Total			$270,000

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of March 31, 2017, we had aggregate outstanding standby letters of credit totaling $4.1 million that expire during 2017. However, any of our standby letters of credit may be renewed for additional periods until completion of the underlying contractual obligation.

Cash Flows

	Three Months Ended March 31,
	2017	2016	Change
	($ in thousands)
Operating Activities	$7,907	$11,308	$(3,401)
Investing Activities	(13,347)	(111,103)	97,756
Financing Activities	(6,463)	91,616	(98,079)
Net Increase (Decrease)	$(11,903)	$(8,179)	$(3,724)
Cash and Cash Equivalents, Beginning of Period	$21,942	$26,989
Cash and Cash Equivalents, End of Period	$10,039	$18,810

Net cash provided by operating activities during the three months ended March 31, 2017 decreased 30.1% compared to the three months ended March 31, 2016, primarily as a result of decreased net cash collected under our construction contracts and timing differences in operating assets and liabilities.

During the three months ended March 31, 2017, we invested 88.0% less cash compared to the three months ended March 31, 2016. The primarily component of the 2016 investments was our acquisition of the 11-property retail portfolio.

Net cash used in/provided by financing activities during the three months ended March 31, 2017 decreased 107.1% compared to the three months ended March 31, 2016, primarily as a result of reduced net proceeds from common stock sales and reduced net borrowings on the credit facility.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three months ended March 31, 2017 and 2016 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended March 31,
	2017	2016
	(unaudited, $ in thousands)
Net income	$8,753	$26,533
Depreciation and amortization	9,475	8,149
Gain on real estate dispositions	(3,395)	(26,244)
Funds from operations	$14,833	$8,438
Acquisition, development and other pursuit costs	47	704
Impairment charges	4	35
Change in fair value of interest rate derivatives	$(294)	$2,389
Normalized funds from operations	$14,590	$11,566
Net income per diluted share and unit	$0.16	$0.57
FFO per diluted share and unit	$0.27	$0.18
Normalized FFO per diluted share and unit	$0.26	$0.25
Weighted average common shares and units - diluted	55,475	46,218

The adjustment for gain on real estate dispositions excludes the gain recognized in the three months ended March 31, 2016 on the Newport News Economic Authority building because this building was sold before being placed in service.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon then-currently available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

At March 31, 2017, approximately $240.1 million, or 45.5%, of our debt had fixed interest rates and approximately $287.4 million, or 54.5%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.0 million per year. At March 31, 2017, LIBOR was approximately 98 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to 0 basis points, our cash flow would increase by approximately $2.8 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2017, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item  1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2017, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 2013 Equity Incentive Plan (the "2013 Plan"). The following table summarizes all of these repurchases during the three months ended March 31, 2017.

Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased(1)	Paid for Shares(1)	or Programs	Plans or Programs
January 1, 2017 through January 31, 2017	—	$—	N/A	N/A
February 1, 2017 through February 28, 2017	—	—	N/A	N/A
March 1, 2017 through March 31, 2017	20,691	13.99	N/A	N/A
Total	20,691	13.99
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

ARMADA HOFFLER PROPERTIES, INC.

Date: May 3, 2017	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2017	/s/ MICHAEL P. O’HARA
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