Form 10-Q
period 2017-06-30
Armada Hoffler Properties, Inc.
filed 2017-08-02
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
◻ Yes     ☒  No

As of August 1, 2017, the Registrant had 44,932,241 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$900,782	$894,078
Held for development	680	680
Construction in progress	39,361	13,529
	940,823	908,287
Accumulated depreciation	(152,438)	(139,553)
Net real estate investments	788,385	768,734
Cash and cash equivalents	18,587	21,942
Restricted cash	3,139	3,251
Accounts receivable, net	15,027	15,052
Notes receivable	73,382	59,546
Construction receivables, including retentions	45,820	39,433
Construction contract costs and estimated earnings in excess of billings	53	110
Equity method investments	10,950	10,235
Other assets	58,995	64,165
Total Assets	$1,014,338	$982,468
LIABILITIES AND EQUITY
Indebtedness, net	$465,291	$522,180
Accounts payable and accrued liabilities	9,311	10,804
Construction payables, including retentions	58,546	51,130
Billings in excess of construction contract costs and estimated earnings	6,780	10,167
Other liabilities	39,889	39,209
Total Liabilities	$579,817	$633,490

Redeemable noncontrolling interest	2,000	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 44,932,241 and 37,490,361 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	449	374
Additional paid-in capital	288,162	197,114
Distributions in excess of earnings	(55,709)	(49,345)
Total stockholders’ equity	232,902	148,143
Noncontrolling interests	199,619	200,835
Total Equity	432,521	348,978
Total Liabilities and Equity	$1,014,338	$982,468

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental revenues	$26,755	$24,251	$53,987	$47,534
General contracting and real estate services revenues	56,671	33,200	120,190	70,003
Total revenues	83,426	57,451	174,177	117,537

Expenses
Rental expenses	6,171	5,071	12,239	10,400
Real estate taxes	2,595	2,382	5,104	4,731
General contracting and real estate services expenses	54,015	32,025	115,211	67,062
Depreciation and amortization	9,304	8,602	18,779	16,751
General and administrative expenses	2,678	2,224	5,664	4,708
Acquisition, development and other pursuit costs	369	437	416	1,141
Impairment charges	27	—	31	35
Total expenses	75,159	50,741	157,444	104,828
Operating income	8,267	6,710	16,733	12,709
Interest income	1,658	722	3,056	904
Interest expense	(4,494)	(3,978)	(9,029)	(7,769)
Gain on real estate dispositions	—	13	3,395	26,687
Change in fair value of interest rate derivatives	(81)	(373)	213	(2,762)
Other income	43	43	80	119
Income before taxes	5,393	3,137	14,448	29,888
Income tax provision	(450)	(6)	(752)	(224)
Net income	4,943	3,131	13,696	29,664
Net income attributable to noncontrolling interests	(1,472)	(1,097)	(4,289)	(10,260)
Net income attributable to stockholders	$3,471	$2,034	$9,407	$19,404
Net income attributable to stockholders per share (basic and diluted)	$0.08	$0.06	$0.24	$0.62
Weighted-average common shares outstanding (basic and diluted)	42,091	31,736	39,869	30,964
Dividends and distributions declared per common share and unit	$0.19	$0.18	$0.38	$0.36

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statement of Equity

(In thousands, except share data)
(Unaudited)

	Shares of common stock	Common Stock	Additional paid-in capital	Distributions in excess of earnings	Total stockholders' equity	Noncontrolling interests	Total Equity
Balance, January 1, 2017	37,490,361	$374	$197,114	$(49,345)	$148,143	$200,835	$348,978
Net income	—	—	—	9,407	9,407	4,289	13,696
Net proceeds from sales of common stock	7,350,690	74	91,307	—	91,381	—	91,381
Restricted stock awards	112,097	1	1,058	—	1,059	—	1,059
Restricted stock award forfeitures	(20,907)	—	(289)	—	(289)	—	(289)
Acquisitions of noncontrolling interests in real estate investments	—	—	(987)	—	(987)	982	(5)
Redemption of operating partnership units	—	—	(41)	—	(41)	(188)	(229)
Dividends and distributions declared	—	—	—	(15,771)	(15,771)	(6,299)	(22,070)
Balance, June 30, 2017	44,932,241	$449	$288,162	$(55,709)	$232,902	$199,619	$432,521

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$13,696	$29,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	12,930	11,105
Amortization of leasing costs and in-place lease intangibles	5,849	5,646
Accrued straight-line rental revenue	(640)	(448)
Amortization of leasing incentives and above or below-market rents	(90)	(49)
Accrued straight-line ground rent expense	273	132
Bad debt expense	166	95
Noncash stock compensation	832	652
Impairment charges	31	35
Noncash interest expense	560	475
Gain on real estate dispositions	(3,395)	(26,687)
Change in the fair value of derivatives	(213)	2,762
Changes in operating assets and liabilities:
Property assets	(861)	(2,019)
Property liabilities	(2,778)	(1,543)
Construction assets	(6,495)	3,264
Construction liabilities	21	(4,136)
Net cash provided by operating activities	19,886	18,948
INVESTING ACTIVITIES
Development of real estate investments	(14,997)	(32,669)
Tenant and building improvements	(4,338)	(2,875)
Acquisitions of real estate investments, net of cash received	(6,767)	(164,978)
Dispositions of real estate investments	4,441	92,775
Notes receivable issuances	(13,836)	(31,486)
Decrease in restricted cash	(36)	(179)
Leasing costs	(807)	(1,003)
Leasing incentives	(2)	(87)
Contributions to equity method investments	(715)	(8,887)
Net cash used for investing activities	(37,057)	(149,389)
FINANCING ACTIVITIES
Proceeds from sales of common stock	96,044	31,180
Offering costs	(4,663)	(793)
Debt issuances, credit facility and construction loan borrowings	73,906	185,239
Debt and credit facility repayments, including principal amortization	(130,674)	(75,700)
Debt issuance costs	(471)	(559)
Redemption of operating partnership units	(229)	(58)
Dividends and distributions	(20,097)	(15,873)
Net cash provided by financing activities	13,816	123,436
Net decrease in cash and cash equivalents	(3,355)	(7,005)
Cash and cash equivalents, beginning of period	21,942	26,989
Cash and cash equivalents, end of period	$18,587	$19,984
Supplemental Disclosures:
Noncash transactions:
Redeemable noncontrolling interest from development	$2,000	$—
Deferred payment for land acquisition	$600	$—

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

As of June 30, 2017, the Company's operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Commonwealth of Virginia-Chesapeake(1)	Office	Chesapeake, Virginia	100%
Commonwealth of Virginia-Virginia Beach(1)	Office	Virginia Beach, Virginia	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing(2)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick's at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lightfoot Marketplace(3)	Retail	Williamsburg, Virginia	70%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%

Property	Segment	Location	Ownership Interest
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Waynesboro Commons	Retail	Waynesboro, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village(4)	Multifamily	Baltimore, Maryland	80%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%

(1)	These properties were sold on July 13, 2017.

(2)	The Company is entitled to a preferred return of 8% on its investment in Brooks Crossing.

(3)	The Company is entitled to a preferred return of 9% on its investment in Lightfoot Marketplace.

(4)	See discussion of redeemable noncontrolling interest in Note 9 for additional information. The Company is entitled to a preferred return of 9% on its investment in Johns Hopkins Village.
*Located in the Town Center of Virginia Beach

As of June 30, 2017, the following properties that the Company consolidates for financial statement purposes were under development or construction:

Property	Segment	Location	Ownership Interest
Town Center Phase VI	Mixed-use	Virginia Beach, Virginia*	100%
Harding Place	Multifamily	Charlotte, North Carolina	80%
595 King Street	Multifamily	Charleston, South Carolina	92.5%
530 Meeting Street	Multifamily	Charleston, South Carolina	90%

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

The condensed consolidated financial statements include the financial position and results of operations of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. While the new standard does not supersede the guidance on accounting for leases, it could change the way the Company recognizes revenue from construction and development contracts with third party customers. The new standard will be effective for the Company on January 1, 2018. The Company plans to adopt the new standard using the full retrospective method. A substantial portion of the Company's revenue consists of rental revenues from leasing arrangements, such as base rent, which is specifically excluded from the revenue guidance. Non-lease components, such as tenant reimbursements for common area maintenance, will be subject to the revenue guidance. Management is currently evaluating the potential impact of the new revenue standard on the Company’s consolidated financial statements. The Company does not expect the new standard to have a material impact on the measure and recognition of gains and losses on the sale of properties.

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

On March 30, 2016, the FASB issued new guidance that will change the accounting for certain aspects of share-based payments to employees.  Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled, and allows the Company to account for forfeitures as they occur.  The new guidance became effective for the Company on January 1, 2017.  The Company adopted the guidance on January 1, 2017 and it did not have a material impact on the Company’s consolidated financial statements.

On August 26, 2016, the FASB issued new guidance that addresses eight classification issues related to the statement of cash flows. Early adoption is permitted, including adoption in an interim period. This guidance should be applied retrospectively to each period presented. This new guidance will be effective for the Company on January 1, 2018. Management is currently evaluating the potential impact of the new guidance on the Company’s consolidated financial statements.

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

Net operating income of the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Office real estate
Rental revenues	$4,759	$5,299	$9,665	$10,820
Rental expenses	1,366	1,298	2,692	2,754
Real estate taxes	450	526	900	1,065
Segment net operating income	2,943	3,475	6,073	7,001
Retail real estate
Rental revenues	15,578	14,113	31,209	27,145
Rental expenses	2,479	2,220	4,999	4,556
Real estate taxes	1,520	1,330	2,969	2,614
Segment net operating income	11,579	10,563	23,241	19,975
Multifamily residential real estate
Rental revenues	6,418	4,839	13,113	9,569
Rental expenses	2,326	1,553	4,548	3,090
Real estate taxes	625	526	1,235	1,052
Segment net operating income	3,467	2,760	7,330	5,427
General contracting and real estate services
Segment revenues	56,671	33,200	120,190	70,003
Segment expenses	54,015	32,025	115,211	67,062
Segment gross profit	2,656	1,175	4,979	2,941
Net operating income	$20,645	$17,973	$41,623	$35,344

General contracting and real estate services revenues for the three months ended June 30, 2017 and 2016 exclude revenue related to intercompany construction contracts of $11.6 million and $17.9 million, respectively. General contracting services revenues for the six months ended June 30, 2017 and 2016 exclude revenue related to intercompany construction contracts of $17.5 million and $32.9 million, respectively.

General contracting and real estate services expenses for the three months ended June 30, 2017 and 2016 exclude expenses related to intercompany construction contracts of $11.6 million and $17.8 million, respectively. General contracting and real estate services expenses for the six months ended June 30, 2017 and 2016 exclude expenses related to intercompany construction contracts of $17.3 million and $32.6 million.

General contracting and real estate services expenses for the three months ended June 30, 2017 and 2016 include noncash stock compensation expense of less than $0.1 million and $0.1 million, respectively. General contracting and real estate services expenses for the six months ended June 30, 2017 and 2016 include noncash stock compensation expense of $0.4 million and $0.3 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net operating income	$20,645	$17,973	$41,623	$35,344
Depreciation and amortization	(9,304)	(8,602)	(18,779)	(16,751)
General and administrative expenses	(2,678)	(2,224)	(5,664)	(4,708)
Acquisition, development and other pursuit costs	(369)	(437)	(416)	(1,141)
Impairment charges	(27)	—	(31)	(35)
Interest income	1,658	722	3,056	904
Interest expense	(4,494)	(3,978)	(9,029)	(7,769)
Gain on real estate dispositions	—	13	3,395	26,687
Change in fair value of interest rate derivatives	(81)	(373)	213	(2,762)
Other income	43	43	80	119
Income tax provision	(450)	(6)	(752)	(224)
Net income	$4,943	$3,131	$13,696	$29,664

General and administrative expenses for the three months ended June 30, 2017 and 2016 include noncash stock compensation expense of $0.2 million and $0.2 million, respectively. General and administrative expenses for the six months ended June 30, 2017 and 2016 include noncash stock compensation expense of $0.6 million and $0.5 million, respectively.

4. Real Estate Investment

Property Acquisitions

On January 4, 2017, the Company acquired undeveloped land in Charleston, South Carolina for a contract price of $7.1 million plus capitalized acquisition costs of $0.2 million. The Company intends to use the land for the future development of the 595 King Street property.

Subsequent to June 30, 2017

On July 11, 2017, the Company acquired undeveloped land in Charleston, South Carolina for a contract price of $6.7 million plus capitalized acquisition costs of $0.1 million. The Company intends to use the land for the future development of the 530 Meeting Street property.

On July 25, 2017, the Company acquired the outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $14.3 million plus capitalized acquisition costs of $0.2 million.

Property Dispositions

On January 20, 2017, the Company completed the sale of the Wawa outparcel at Greentree Shopping Center. Net proceeds after transaction costs were $4.4 million. The gain on the disposition was $3.4 million.

On April 20, 2017, the Company entered into an agreement to sell the Courthouse 7-Eleven property for $2.4 million. This agreement was subsequently terminated.

Subsequent to June 30, 2017

On July 13, 2017, the Company completed the sale of two office properties leased by the Commonwealth of Virginia in Chesapeake, Virginia and Virginia Beach, Virginia. Aggregate net proceeds after transaction costs from the dispositions of the properties were $12.8 million, and the aggregate gain on the dispositions was $4.2 million.

5. Equity Method Investment

City Center

On February 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed use tower in Durham, North Carolina. As of June 30, 2017 and December 31, 2016, the Company has invested $11.0 million and $10.3 million, respectively, in City Center. The Company has agreed to guarantee 37% of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center. As of June 30, 2017, $10.8 million has been drawn against the construction loan, of which $5.5 million is attributable to the Company's portion of the loan.

As of June 30, 2017 and December 31, 2016, the difference between the carrying value of the Company’s initial investment in City Center and the amount of underlying equity was immaterial. For the three and six months ended June 30, 2017 and 2016, City Center did not have any operating activity, and therefore the Company did not receive any dividends or allocated income.

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

6. Notes Receivable

Point Street Apartments

On October 15, 2015, the Company agreed to invest up to $28.2 million in the Point Street Apartments project in the Harbor Point area of Baltimore, Maryland. Point Street Apartments is an estimated $92 million development project with plans for a 17-story building comprised of 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged the Company to serve as construction general contractor. Point Street Apartments is scheduled to open in the fourth quarter of 2017; however, management can provide no assurances that Point Street Apartments will open on the anticipated timeline or be completed at the anticipated cost.

BDG secured a senior construction loan of up to $67.0 million to fund the development and construction of Point Street Apartments on November 10, 2016. The Company has agreed to guarantee $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Point Street Apartments upon completion of the project as follows: (i) an option to purchase a 79% indirect interest in Point Street Apartments for $27.3 million, exercisable within one year from the project’s completion (the “First Option”) and (ii) provided that the Company has exercised the First Option, an option to purchase an additional 9% indirect interest in Point Street Apartments for $3.1 million, exercisable within 27 months from the project’s completion (the “Second Option”). The Company currently has a $2.1 million letter of credit for the guarantee of the senior construction loan.

The Company’s investment in the Point Street Apartments project is in the form of a loan pursuant to which BDG may borrow up to $28.2 million (the “BDG loan”). Interest on the BDG loan accrues at 8.0% per annum and matures on the earliest of: (i) November 1, 2018, which may be extended by BDG under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan or (iii) the date the Company exercises the Second Option as described further below.

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

As of June 30, 2017 and December 31, 2016, the Company had funded $21.5 million and $20.6 million, respectively, under the BDG loan. During the three months ended June 30, 2017 and 2016, the Company recognized $0.4 million and $0.3 million, respectively, of interest income on the BDG loan. During the six months ended June 30, 2017 and 2016, the Company recognized $0.8 million and $0.4 million, respectively, of interest income on the BDG loan. BDG is current on the BDG loan.

Management has concluded that this entity is a VIE. Because BDG is the developer of Point Street Apartments, the Company does not have the power to direct the activities of the project that most significantly impact its performance, nor is the Company the party most closely associated with the project. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Annapolis Junction

On April 21, 2016, the Company entered into a note receivable with a maximum balance of $48.1 million in connection with the Annapolis Junction residential component of the Annapolis Junction Town Center project in Maryland (“Annapolis Junction”). Annapolis Junction is an estimated $102.0 million mixed-use development project with plans for 416 residential units, 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and has engaged the Company to serve as construction general contractor for the residential component. Annapolis Junction is scheduled to open in the third quarter of 2017; however, management can provide no assurances that Annapolis Junction will open on the anticipated timeline or at the anticipated cost.

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

The Company’s investment in the Annapolis Junction project is in the form of a loan under which AJAO may borrow up to $48.1 million, including a $6.0 million interest reserve (the “AJAO loan”). Interest on the AJAO loan accrues at 10.0% per annum and matures on the earliest of: (i) December 21, 2020, which may be extended by AJAO under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan or (iii) the date the Company exercises the Second Option as described further below. In the event that the Company exercises the First Option, AJAO is required to simultaneously pay down both the senior construction loan and the AJAO loan by 80%, at which time the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan. In the event the Company exercises the Second Option, AJAO is required to simultaneously repay any remaining amounts outstanding under the AJAO loan, with any excess proceeds received from the exercise of the Second Option applied against the remaining balance of the senior construction loan. In the event that the Company does not exercise either the First Option or the Second Option, the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the AJAO loan.

As of June 30, 2017 and December 31, 2016, the Company had funded $40.9 million and $38.9 million, respectively, on the AJAO loan. During the three months ended June 30, 2017 and 2016, the Company recognized $1.0 million and $0.5 million, respectively, of interest income on the AJAO loan. During the six months ended June 30, 2017 and 2016, the Company recognized $2.0 and $0.5 million, respectively, of interest income on the AJAO loan. AJAO is current on the AJAO loan.

Management has concluded that this entity is a VIE. Because AJAO is the developer of Annapolis Junction, the Company does not have the power to direct the activities of the project that most significantly impact its performance, nor is the Company the party most closely associated with the project. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Decatur

On May 15, 2017, the Company invested in the development of a $34 million Whole Foods anchored center located in Decatur, Georgia. The Company's investment is in the form of a mezzanine loan of up to $21.8 million to the developer,

North Decatur Square Holdings, LLC ("NDSH"). The mezzanine loan bears interest at an annual rate of 15%. The note matures on the earliest of (i) May 15, 2022, (ii) the maturity of the senior construction loan, (iii) the sale of NDSH or (iv) the sale of the center. NDSH is current on this loan.

As of June 30, 2017, the Company had funded $10.8 million on this loan. During the three months ended June 30, 2017, the Company recognized $0.2 million of interest income on this loan.

7. Indebtedness

Credit Facility

On February 20, 2015, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a new $200.0 million senior unsecured credit facility (the "credit facility") that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. During 2016, the Company increased the borrowings under the term loan facility to $100.0 million. During the first quarter of 2017, the Company increased the borrowings under the term loan facility to $125.0 million, increasing the total capacity of the credit facility to $275.0 million pursuant to the accordion feature.

Depending on the Operating Partnership’s total leverage, the revolving credit facility bears interest at LIBOR plus 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus 1.35% to 1.95%, in each case depending on the Company's total leverage as defined under the credit agreement. As of June 30, 2017, the effective interest rates on the revolving credit facility and the term loan facility were 2.53% and 2.48%, respectively. The revolving credit facility has a scheduled maturity date of February 20, 2019, with a one-year extension option, subject to certain conditions, and the term loan facility has a scheduled maturity date of February 20, 2020. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

On February 25, 2016, the Company amended the credit facility to, among other things, allow the maximum leverage ratio of the Company to be increased to 65% for the two consecutive quarters following any acquisition that is equal to or greater than 10% of the Company’s total asset value (as defined in the credit agreement), but only up to two times during the term of the credit facility.

As of June 30, 2017, the outstanding balances on the revolving credit facility and the term loan facility were $28.0 million and $125.0 million, respectively.

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

On June 29, 2017, the Company secured a $27.9 million construction loan for the Town Center Phase VI project in Virginia Beach, Virginia.

During the six months ended June 30, 2017, the Company borrowed $2.9 million under its construction loans to fund new development and construction.

Subsequent to June 30, 2017

On July 13, 2017, the Company repaid in full the remaining balance of $4.9 million for the mortgage secured by the Commonwealth of Virginia building in Chesapeake, Virginia in conjunction with the sale of this property.

In July 2017, the Company increased its borrowings under the revolving credit facility by $30.0 million.

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

On June 23, 2017, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.50% for a premium of less than $0.2 million. The interest rate cap agreement expires on July 1, 2019.

The Company’s derivatives were comprised of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Interest rate swaps	$56,170	$13	$(574)	$56,901	$—	$(829)
Interest rate caps	320,000	546	—	270,000	259	—
Total	$376,170	$559	$(574)	$326,901	$259	$(829)

The changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2017 and 2016 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Interest rate swaps	$7	$(244)	$268	$(2,488)
Interest rate caps	(88)	(129)	(55)	(274)
Total	$(81)	$(373)	$213	$(2,762)
Income statement presentation:
Change in fair value of interest rate derivatives	$(81)	$(373)	$213	$(2,762)
Total	$(81)	$(373)	$213	$(2,762)

9. Equity

Stockholders’ Equity

On May 4, 2016, the Company commenced an at-the-market continuous equity offering program (the “ATM Program”) through which the Company could, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $75.0 million. During the six months ended June 30, 2017, the Company issued and sold an aggregate of 450,690 shares of common stock at a weighted average price of $14.08 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $6.2 million.

On May 12, 2017, the Company completed an underwritten public offering of 6.9 million shares of common stock at a public offering price of $13.00 per share, which resulted in net proceeds after offering costs and commissions of $85.3 million.

As of June 30, 2017 and December 31, 2016, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 44,932,241 and 37,490,361 shares of common stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively. No shares of preferred stock were issued and outstanding as of June 30, 2017 or December 31, 2016.

Redeemable Noncontrolling Interests

The noncontrolling interest holder of Johns Hopkins Village has the option to redeem the 20% noncontrolling interest in that entity (the "Put Option"). Currently, the Put Option may be redeemed for $2.0 million in cash or the equivalent amount in Class A units of limited partnership interest in the Operating Partnership ("Class A Units"), which is in the holder's control. Upon the first anniversary of the certificate of occupancy, which is expected to occur in August 2017, the Put Option may be settled for the fair value of the 20% noncontrolling interest in Johns Hopkins Village, as determined by appraised value. Because the method of the Put Option's redemption is outside of the Company's control, it has been included in temporary equity. If the Put Option is exercised for redemption in the form of Class A Units, the noncontrolling interest will be reclassed into permanent equity.

Noncontrolling Interests

As of June 30, 2017 and December 31, 2016, the Company held a 71.6% and 68.1% interest, respectively, in the Operating Partnership. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 71.6% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. The noncontrolling interest for the consolidated entities under development or construction (see Note 1) was zero as of June 30, 2017 and December 31, 2016.

As of June 30, 2017, there were 16,570,512 Class A Units not held by the Company.

As partial consideration for the acquisition of Columbus Village, the Operating Partnership issued 1,000,000 Class B Units on July 10, 2015 and issued 275,000 Class C Units on January 10, 2017. The Class B Units were automatically converted to Class A Units on July 10, 2017. Subject to the occurrence of certain events, the Class C Units will not earn or accrue distributions until January 10, 2018, at which time they automatically will convert into Class A Units.

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

On May 5, 2017, the Board of Directors declared a cash dividend and distribution of $0.19 per share and unit payable on July 6, 2017 to stockholders and unitholders of record on June 28, 2017.

Subsequent to June 30, 2017

On July 6, 2017, the Company paid dividends of $8.6 million to common stockholders and the Operating Partnership paid cash distributions of $3.1 million to holders of Class A Units.

10. Stock-Based Compensation

On June 14, 2017, the Company's stockholders approved the Company's Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"), which, among other things, increased the number of shares of the Company's common stock reserved for issuance under the Amended Plan by 1,000,000 shares, from 700,000 shares to 1,700,000 shares. As of June 30, 2017, there were 1,085,610 shares available for issuance under the Amended Plan.

During the six months ended June 30, 2017, the Company granted an aggregate of 112,097 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $14.05 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During the six months ended June 30, 2017, the Company issued performance-based awards in the form of restricted stock units to certain employees.  The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial.

During the three and six months ended June 30, 2017, the Company recognized $0.3 million and $1.1 million, respectively, of stock-based compensation expense. During the three and six months ended June 30, 2016, the Company recognized $0.3 million and $0.9 million, respectively, of stock-based compensation expense. As of June 30, 2017, there were 110,519 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.0 million, which the Company expects to recognize over the next 20 months.

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

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of June 30, 2017 and December 31, 2016, were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$465,291	$466,032	$522,180	$527,414
Interest rate swap liabilities	574	574	829	829
Interest rate swap assets	13	13	—	—
Interest rate cap assets	546	546	259	259

12. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these condensed consolidated financial statements. Revenue from construction contracts with related party entities of the Company for the three months ended June 30, 2017 and 2016 was $11.6 million and $8.4 million, respectively, and gross profit from such contracts for the three months ended June 30, 2017 and 2016 was $0.1 million and $0.6 million, respectively. Revenue from construction contracts with related party entities of the Company for the six months ended June 30, 2017 and 2016 was $17.5 million and $14.9 million, respectively, and gross profit from such contracts for the six months ended June 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively.

Real estate services fees from affiliated entities of the Company were not significant for the three and six months ended June 30, 2017 or 2016. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for the three and six months ended June 30, 2017 and 2016.

The Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Company’s initial public offering and formation transactions completed on May 13, 2013. In addition, the tax protection agreements provide that the Operating Partnership will offer certain of the original contributors, including certain of the Company’s directors and executive officers, the opportunity to guarantee debt, or, alternatively, to enter into a deficit restoration obligation, for ten years from the closing of the Company’s initial public offering in a manner intended to provide an allocation of Operating Partnership liabilities to the partner for U.S. federal income tax purposes. Pursuant to these tax protection agreements, certain of the Company’s executive officers have guaranteed approximately $0.3 million of the Operating Partnership’s outstanding debt as of June 30, 2017.

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

The Company currently is a party to various legal proceedings. Management accrues a liability for litigation if an unfavorable outcome is determined to be probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is determined to be probable and a range of loss can be reasonably estimated, management accrues the best estimate within the range; however, if no amount within the range is a better estimate than any other, the minimum amount within the range is accrued. Legal fees related to litigation are expensed as incurred. Management does not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on the Company’s financial position or results of operations; however, litigation is subject to inherent uncertainties.

Under the Company’s leases, tenants are typically obligated to indemnify the Company from and against all liabilities, costs and expenses imposed upon or asserted against it as owner of the properties due to certain matters relating to the operation of the properties by the tenant.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $43.0 million and $40.5 million as of June 30, 2017 and December 31, 2016, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the senior unsecured credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of June 30, 2017 and December 31, 2016, the Operating Partnership had total outstanding letters of credit of $4.1 million and $4.1 million, respectively. The amounts outstanding at June 30, 2017 and December 31, 2016 include $2.0 million relating to construction projects and a $2.1 million letter of credit related to the guarantee on the Point Street Apartments senior construction loan.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. as of June 30, 2017, and the related condensed consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2017 and 2016 and the condensed consolidated statement of equity for the six-month period ended June 30, 2017. These financial statements are the responsibility of the Company’s management.

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

Tysons, Virginia
August 2, 2017

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. As of June 30, 2017, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Commonwealth of Virginia-Chesapeake(1)	Office	Chesapeake, Virginia	100%
Commonwealth of Virginia-Virginia Beach(1)	Office	Virginia Beach, Virginia	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing(2)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick's at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%

Property	Segment	Location	Ownership Interest
Lightfoot Marketplace(3)	Retail	Williamsburg, Virginia	70%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Waynesboro Commons	Retail	Waynesboro, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village(4)	Multifamily	Baltimore, Maryland	80%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%

(1)	These properties were sold on July 13, 2017.

(2)	The Company is entitled to a preferred return of 8% on its investment in Brooks Crossing.

(3)	The Company is entitled to a preferred return of 9% on its investment in Lightfoot Marketplace.

(4)	See discussion of redeemable noncontrolling interest in Note 9 for additional information. The Company is entitled to a preferred return of 9% on its investment in Johns Hopkins Village.
*Located in the Town Center of Virginia Beach

As of June 30, 2017, the following properties that we consolidate for financial reporting purposes were either under development or construction:

Property	Segment	Location	Ownership Interest
Town Center Phase VI	Mixed-use	Virginia Beach, Virginia*	100%
Harding Place	Multifamily	Charlotte, North Carolina	80%
595 King Street	Multifamily	Charleston, South Carolina	92.5%
530 Meeting Street	Multifamily	Charleston, South Carolina	90%

*Located in the Town Center of Virginia Beach

Please see Note 5 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for information related to our investment in Durham City Center II, LLC, which is an unconsolidated subsidiary that we account for under the equity method of accounting.

Acquisitions and Dispositions

On January 4, 2017, we acquired undeveloped land in Charleston, South Carolina for a contract price of $7.1 million plus capitalized acquisition costs of $0.2 million. We intend to use the land for the future development of the 595 King Street property.

On January 20, 2017, we completed the sale of the Wawa outparcel at Greentree Shopping Center. Net proceeds after transaction costs were $4.4 million. The gain on the disposition was $3.4 million.

On April 20, 2017, we entered into an agreement to sell the Courthouse 7-Eleven property for $2.4 million. This agreement was subsequently terminated.

On July 11, 2017, we acquired undeveloped land in Charleston, South Carolina for a contract price of $6.7 million plus capitalized acquisition costs of $0.1 million. We intend to use the land for the future development of the 530 Meeting Street property.

On July 13, 2017, we completed the sale of two office properties leased by the Commonwealth of Virginia in Chesapeake, Virginia and Virginia Beach, Virginia. Aggregate net proceeds after transaction costs from the dispositions of the properties were $12.8 million, and the aggregate gain on the dispositions was $4.2 million.

On July 25, 2017, we acquired the outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $14.3 million plus capitalized acquisition costs of $0.2 million.

Second Quarter 2017 Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2017:

•Net income of $4.9 million, or $0.08 per diluted share, compared to $3.1 million, or $0.06 per diluted share, for the three months ended June 30, 2016.
•Funds from operations ("FFO") of $14.2 million, or $0.24 per diluted share, compared to $11.7 million, or $0.24 per diluted share, for the three months ended June 30, 2016. See “Non-GAAP Financial Measures.”
•Normalized funds from operations (“Normalized FFO”) of $14.7 million, or $0.25 per diluted share, compared to $12.5 million, or $0.26 per diluted share, for the three months ended June 30, 2016. See “Non-GAAP Financial Measures.”
•Property segment net operating income (“NOI”) of $18.0 million compared to $16.9 million for the three months ended June 30, 2016:

•	Office NOI of $2.9 million compared to $3.5 million

•	Retail NOI of $11.6 million compared to $10.6 million

•	Multifamily NOI of $3.5 million compared to $2.8 million
•Same store NOI of $14.4 million compared to $14.9 million for the three months ended June 30, 2016:

•	Office same store NOI of $2.3 million compared to $2.6 million

•	Retail same store NOI of $9.6 million compared to $9.6 million

•	Multifamily same store NOI of $2.5 million compared to $2.7 million
•General contracting and real estate services segment gross profit of $2.7 million compared to $1.2 million for the three months ended June 30, 2016.
•Third party construction backlog of $116.7 million as of June 30, 2017.
•Raised $2.8 million of gross proceeds at a weighted average price of $13.97 per share under our at-the-market equity offering program.
•Raised $89.7 million of gross proceeds at a public offering price of $13.00 per share in a public underwritten offering of 6.9 million shares of our common stock. Net proceeds totaled $85.3 million.
•Declared cash dividends of $0.19 per share and Class A unit.

Segment Results of Operations

As of June 30, 2017, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses), or “NOI”, is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Beginning with the three months ended March 31, 2017, our calculation of core occupancy included, and in future periods will include, the square footage from ground leases where we are the lessor.  We did not retrospectively apply this new calculation methodology to prior periods. If we were to exclude these ground leases in the calculation of core occupancy, our core occupancy as of June 30, 2017 would have been 96.2%.

Office Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$4,759	$5,299	$(540)	$9,665	$10,820	$(1,155)
Property expenses	1,816	1,824	(8)	3,592	3,819	(227)
Segment NOI	$2,943	$3,475	$(532)	$6,073	$7,001	$(928)

Office segment NOI for the three and six months ended June 30, 2017 decreased $0.5 million and $0.9 million, respectively, compared to the corresponding periods in 2016. The decreases are due to decreased occupancy at Armada Hoffler Tower and the sales of the Richmond Tower and Oyster Point office buildings, which contributed $0.3 million and $0.7 million, respectively, in office segment NOI for the three and six months ended June 30, 2016. We completed the sale of Richmond Tower in the first quarter of 2016 and the sale of the Oyster Point office building in the third quarter of 2016.

Office Same Store Results

Office same store results for the three and six months ended June 30, 2017 exclude new real estate development – 4525 Main Street – as well as the Richmond Tower and Oyster Point office buildings, which we sold in the first quarter of 2016 and the third quarter of 2016, respectively.

Office same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$3,657	$3,867	$(210)	$7,463	$7,788	$(325)
Property expenses	1,387	1,269	118	2,723	2,659	64
Same Store NOI	$2,270	$2,598	$(328)	$4,740	$5,129	$(389)
Non-Same Store NOI	673	877	(204)	1,333	1,872	(539)
Segment NOI	$2,943	$3,475	$(532)	$6,073	$7,001	$(928)

Office same store NOI for the three and six months ended June 30, 2017 decreased 12.6% and 7.6%, respectively, compared to the corresponding periods in 2016 due to decreased occupancy at Armada Hoffler Tower and the relocation of a tenant from One Columbus to 4525 Main Street during the three months ended December 31, 2016. For the three and six months ended June 30, 2017, the NOI from the tenant that relocated to 4525 Main Street is included in Non-Same Store NOI.

Retail Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$15,578	$14,113	$1,465	$31,209	$27,145	$4,064
Property expenses	3,999	3,550	449	7,968	7,170	798
Segment NOI	$11,579	$10,563	$1,016	$23,241	$19,975	$3,266

Retail segment NOI for the three and six months ended June 30, 2017 increased $1.0 million and $3.3 million, respectively, compared to the corresponding periods in 2016. The increases are a result of the acquisitions of Southgate Square, Southshore Shops, Columbus Village II, Renaissance Square, and the 11-property retail portfolio, together with the completion of Lightfoot Marketplace and Brooks Crossing.

Retail Same Store Results

Retail same store results for the three months ended June 30, 2017 exclude the nine-property retail portfolio, Southgate Square, Lightfoot Marketplace, Southshore Shops, Brooks Crossing, Columbus Village II and Renaissance Square.

Retail same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$13,146	$12,961	$185	$18,861	$18,534	$327
Property expenses	3,554	3,325	229	5,300	5,160	140
Same Store NOI	$9,592	$9,636	$(44)	$13,561	$13,374	$187
Non-Same Store NOI	1,987	927	1,060	9,680	6,601	3,079
Segment NOI	$11,579	$10,563	$1,016	$23,241	$19,975	$3,266

Retail same store NOI decreased 0.5% and increased 1.4%, respectively, for the three and six months ended June 30, 2017 compared to the corresponding periods in 2016. The decrease for the three months ended June 30, 2017 was the result of higher administrative expenses as well as maintenance and repair expenses. The increase for the six months ended June 30, 2017 was the result of higher occupancy, specifically at 249 Central Park Retail and Gainsborough.

Multifamily Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$6,418	$4,839	$1,579	$13,113	$9,569	$3,544
Property expenses	2,951	2,079	872	5,783	4,142	1,641
Segment NOI	$3,467	$2,760	$707	$7,330	$5,427	$1,903

Multifamily segment NOI for the three and six months ended June 30, 2017 increased $0.7 million and $1.9 million, respectively, compared to the corresponding periods in 2016, primarily as a result of activity for Johns Hopkins Village, which was placed into service in the third quarter of 2016.

Multifamily Same Store Results

Multifamily same store results exclude new real estate development – specifically Johns Hopkins Village, which was placed into service in the third quarter of 2016.

Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$4,641	$4,752	$(111)	$9,437	$9,482	$(45)
Property expenses	2,128	2,074	54	4,239	4,136	103
Same Store NOI	$2,513	$2,678	$(165)	$5,198	$5,346	$(148)
Non-Same Store NOI	954	82	872	2,132	81	2,051
Segment NOI	$3,467	$2,760	$707	$7,330	$5,427	$1,903

Multifamily same store NOI for the three and six months ended June 30, 2017 decreased 6.2% and 2.8%, respectively, compared to the corresponding periods in 2016. The decreases are primarily due to the decrease in occupancy at the Cosmopolitan attributed to construction activities at an adjacent property and the loss of retail tenants at that property.

General Contracting and Real Estate Services Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Segment revenues	$56,671	$33,200	$23,471	$120,190	$70,003	$50,187
Segment expenses	54,015	32,025	21,990	115,211	67,062	48,149
Segment gross profit	$2,656	$1,175	$1,481	$4,979	$2,941	$2,038
Operating margin	4.7%	3.5%	1.2%	4.1%	4.2%	(0.1)%

Segment profit for the three and six months ended June 30, 2017 increased $1.5 million and $2.0 million, respectively, compared to the corresponding periods in 2016 because of several new large projects started subsequent to the first quarter of 2016.

The changes in third party construction backlog for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited, $ in thousands)
Beginning backlog	$157,722	$176,180	$217,718	$83,433
New contracts/change orders	15,519	109,289	18,960	238,790
Work performed	(56,584)	(33,151)	(120,021)	(69,905)
Ending backlog	$116,657	$252,318	$116,657	$252,318

As of June 30, 2017, we had $27.6 million in backlog on the Point Street Apartments project, $33.4 million in backlog on the City Center project, $17.9 million in backlog on the Annapolis Junction project, and $21.3 million in backlog on the Dinwiddie Municipal Complex project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Revenues
Rental revenues	$26,755	$24,251	$2,504	$53,987	$47,534	$6,453
General contracting and real estate services revenues	56,671	33,200	23,471	120,190	70,003	50,187
Total revenues	83,426	57,451	25,975	174,177	117,537	56,640
Expenses
Rental expenses	6,171	5,071	1,100	12,239	10,400	1,839
Real estate taxes	2,595	2,382	213	5,104	4,731	373
General contracting and real estate services expenses	54,015	32,025	21,990	115,211	67,062	48,149
Depreciation and amortization	9,304	8,602	702	18,779	16,751	2,028
General and administrative expenses	2,678	2,224	454	5,664	4,708	956
Acquisition, development and other pursuit costs	369	437	(68)	416	1,141	(725)
Impairment charges	27	—	27	31	35	(4)
Total expenses	75,159	50,741	24,418	157,444	104,828	52,616
Operating income	8,267	6,710	1,557	16,733	12,709	4,024
Interest income	1,658	722	936	3,056	904	2,152
Interest expense	(4,494)	(3,978)	(516)	(9,029)	(7,769)	(1,260)
Gain on real estate dispositions	—	13	(13)	3,395	26,687	(23,292)
Change in fair value of interest rate derivatives	(81)	(373)	292	213	(2,762)	2,975
Other (expense) income	43	43	—	80	119	(39)
Income before taxes	5,393	3,137	2,256	14,448	29,888	(15,440)
Income tax provision	(450)	(6)	(444)	(752)	(224)	(528)
Net income	$4,943	$3,131	$1,812	$13,696	$29,664	$(15,968)

Rental revenues for the three and six months ended June 30, 2017 increased $2.5 million and $6.5 million, respectively, compared to the corresponding periods in 2016, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Office	$4,759	$5,299	$(540)	$9,665	$10,820	$(1,155)
Retail	15,578	14,113	1,465	31,209	27,145	4,064
Multifamily	6,418	4,839	1,579	13,113	9,569	3,544
	$26,755	$24,251	$2,504	$53,987	$47,534	$6,453

Office rental revenues for the three and six months ended June 30, 2017 decreased 10.2% and 10.7%, respectively, compared to the corresponding periods in 2016 primarily as a result of decreased occupancy at Armada Hoffler Tower and as a result of the sales of the Richmond Tower and Oyster Point office buildings, which contributed $0.4 million and $1.0 million in office rental revenues for the three and six months ended June 30, 2016, respectively.

Retail rental revenues for the three and six months ended June 30, 2017 increased 10.4% and 15.0%, respectively, compared to the corresponding periods in 2016 as a result of property acquisitions and organic growth in the same store retail portfolio due to higher occupancy rates. The acquisitions of the remaining nine properties of the eleven property retail portfolio, Southgate Square, Southshore Shops, Columbus Village II and Renaissance Square, together with the completion of Brooks Crossing and Lightfoot Marketplace, contributed $1.8 million and $4.7 million in increased retail rental revenues for the three and six months ended June 30, 2017, respectively, which was partially offset by dispositions.

Multifamily rental revenues for the three and six months ended June 30, 2017 increased 32.6% and 37.0%, respectively, compared to the corresponding periods in 2016 as a result of the completion of Johns Hopkins Village, which was placed into service in the third quarter of 2016, and higher occupancy at Encore Apartments and Smith's Landing.

General contracting and real estate services revenues for the three and six months ended June 30, 2017 increased 70.7% and 71.7%, respectively, compared to the corresponding periods in 2016 because of several new large projects started subsequent to the first quarter of 2016.

Rental expenses for the three and six months ended June 30, 2017 increased $1.1 million and $1.8 million, respectively, compared to the corresponding periods in 2016, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Office	$1,366	$1,298	$68	$2,692	$2,754	$(62)
Retail	2,479	2,220	259	4,999	4,556	443
Multifamily	2,326	1,553	773	4,548	3,090	1,458
	$6,171	$5,071	$1,100	$12,239	$10,400	$1,839

Office rental expenses for the three months ended June 30, 2017 increased 5.2% compared to the corresponding period in 2016 as a result of higher repairs and maintenance costs for refurbishing elevator lobbies and higher labor expenses. Office rental expenses for the six months ended June 30, 2017 decreased 2.3% compared to the corresponding period in 2016 due to the sales of the Richmond Tower and Oyster Point office buildings. Retail rental expenses for the three and six months ended June 30, 2017 increased 11.7% and 9.7% compared to the respective periods in 2016 as a result of property acquisitions and the completion of development projects that were placed into service subsequent to the first quarter of 2016. Multifamily rental expenses for the three and six months ended June 30, 2017 increased 49.8% and 47.2% compared to the respective periods in 2016 primarily due to placing Johns Hopkins Village into service.

Real estate taxes for the three and six months ended June 30, 2017 increased $0.2 million and $0.4 million, respectively, compared to the corresponding periods in 2016, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Office	$450	$526	$(76)	$900	$1,065	$(165)
Retail	1,520	1,330	190	2,969	2,614	355
Multifamily	625	526	99	1,235	1,052	183
	$2,595	$2,382	$213	$5,104	$4,731	$373

Office real estate taxes for the three and six months ended June 30, 2017 decreased 14.4% and 15.5% compared to the respective periods in 2016 due to the sales of Richmond Tower and Oyster Point office buildings. Retail and multifamily real estate taxes for the three and six months ended June 30, 2017 increased compared to the corresponding periods in 2016 as a result of acquisitions, completion of development projects that were placed into service subsequent to the first quarter of 2016 and increases from new tax assessments.

General contracting and real estate services expenses for the three and six months ended June 30, 2017 increased 68.7% and 71.8%, respectively, compared to the corresponding periods in 2016 as a result of several new large projects started subsequent to the first quarter of 2016.

Depreciation and amortization for the three and six months ended June 30, 2017 increased 8.2% and 12.1%, respectively, compared to the corresponding periods in 2016 as a result of property acquisitions and completion of development projects that were placed into service subsequent to the first quarter of 2016.

General and administrative expenses for the three and six months ended June 30, 2017 increased 20.4% and 20.3%, respectively, compared to the corresponding periods in 2016 as a result of higher regulatory and compliance costs, higher compensation and benefit costs from increased employee headcount and franchise taxes based on our operations in certain states.

Acquisition, development and other pursuit costs for the three and six months ended June 30, 2017 decreased compared to the corresponding periods in 2016. Approximately $0.1 million and $0.7 million of the acquisition costs incurred in the three and six months ended June 30, 2016 were related to the acquisition of the 11-property retail portfolio in January 2016.

Impairment charges for the three and six months ended June 30, 2017 and 2016 were primarily due to lease terminations.

Interest income for the three and six months ended June 30, 2017 increased compared to the corresponding periods in 2016 due to higher notes receivable balances.

Interest expense for the three and six months ended June 30, 2017 increased 13.0% and 16.2%, respectively, compared to the corresponding periods in 2016, primarily as a result of increased borrowings and higher interest rates.

The change in fair value of interest rate derivatives for the three months ended June 30, 2017 was a decrease of $0.1 million compared to a decrease of $0.4 million for the corresponding period in 2016 due to less dramatic changes in forward LIBOR rates. The change in fair value of interest rate derivatives for the six months ended June 30, 2017 was an increase of $0.2 million compared to a decrease of $2.8 million for the corresponding period in 2016. The expense for the six months ended June 30, 2016 was due to dedesignation of our hedge accounting.

During the six months ended June 30, 2017, we recognized a gain of $3.4 million on our sale of the Greentree Wawa outparcel. During the six months ended June 30, 2016, we recognized gains of $26.7 million on our sales of the Richmond Tower office building and the Newport News Economic Authority building.

Income tax provisions that we recognized during the three and six months ended June 30, 2017 and 2016 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, borrowings available under our senior unsecured credit facility and net proceeds from the sale of common stock.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, general contracting expenses, property development and acquisitions, tenant improvements and capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property development and acquisitions and capital improvements using our senior unsecured credit facility pending long-term financing.

As of June 30, 2017, we had unrestricted cash and cash equivalents of $18.6 million available for both current liquidity needs as well as development activities. We also had restricted cash of $3.1 million available for property improvements and required maintenance. As of June 30, 2017, we had $117.9 million of available borrowings under our credit facility to meet our short-term liquidity requirements.

Credit Facility

On February 20, 2015, we entered into a $200.0 million senior unsecured credit facility (the "credit facility") that includes a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, development and redevelopment of properties in our portfolio and for working capital.

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

•	Ratio of adjusted EBITDA to fixed charges of the Company of not less than 1.5 to 1.0;

•	Tangible net worth of not less than the sum of $220.0 million and 75% of the net equity proceeds received after December 31, 2014;

•	Ratio of variable rate indebtedness to total asset value of not more than 30%;

•	Ratio of secured indebtedness to total asset value of not more than 45%; and

•	Ratio of secured recourse debt to total asset value of not more than 25%.

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

We are currently in compliance with all covenants under the credit facility.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2017 ($ in thousands):

	Amount Outstanding		Interest Rate(a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
249 Central Park Retail	$16,966	(b)	LIBOR+1.95%	3.17%		August 8, 2021	$15,959
South Retail	7,444	(b)	LIBOR+1.95%	3.17%		August 8, 2021	7,002
Fountain Plaza Retail	10,214	(b)	LIBOR+1.95%	3.17%		August 8, 2021	9,608
4525 Main Street	32,034	(c)	3.25%			September 10, 2021	30,774
Encore Apartments	24,966	(c)	3.25%			September 10, 2021	24,006
Commonwealth of Virginia – Chesapeake	4,933	(d)	LIBOR+1.90%	3.12%		August 28, 2017	4,933
Hanbury Village	20,567		6.67%			October 11, 2017	20,499
Lightfoot Marketplace	12,894		LIBOR+1.90%	3.12%		November 14, 2017	12,894
Sandbridge Commons	9,252		LIBOR+1.85%	3.07%		January 17, 2018	9,129
Southgate Square	21,035		LIBOR+2.00%	3.22%		April 29, 2021	18,925
Columbus Village Note 1	6,169		LIBOR+2.00%	3.05%	(e)	April 5, 2018	6,033
Columbus Village Note 2	2,244		LIBOR+2.00%	3.22%		April 5, 2018	2,207
Johns Hopkins Village	46,048		LIBOR+1.90%	3.12%		July 30, 2018	46,048
North Point Note 1	9,675		6.45%			February 5, 2019	9,333
Socastee Commons	4,819	(f)	4.57%			January 6, 2023	4,223
North Point Note 2	2,513		7.25%			September 15, 2025	1,344
Smith's Landing	20,140		4.05%			June 1, 2035	—
Liberty Apartments	19,845	(f)	5.66%			November 1, 2043	—
The Cosmopolitan	45,556		3.75%			July 1, 2051	—
Total secured debt	$317,314						$222,917
Unsecured Debt
Senior unsecured revolving credit facility	28,000		LIBOR+1.40% to 2.00%	2.77%		February 20, 2019	28,000
Senior unsecured term loan	75,000		LIBOR+1.35% to 1.95%	2.72%		February 20, 2020	75,000
Senior unsecured term loan	50,000		LIBOR+1.35% to 1.95%	3.50%	(e)	February 20, 2020	50,000
Total unsecured debt	$153,000						$153,000
Unamortized GAAP adjustments	(5,023)						—
Indebtedness, net	$465,291						$375,917

(a)    LIBOR rate is determined by individual lenders.
(b)    Cross collateralized.
(c)    Cross collateralized.
(d)    This loan was paid in full on July 13, 2017 in conjunction with the sale of the property.
(e)    Subject to an interest rate swap agreement.
(f)    Principal balance excluding fair value adjustments.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of June 30, 2017, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2017	$40,235	9%
2018	66,735	14%
2019	40,818	9%
2020	129,482	28%
2021	109,862	23%
Thereafter	83,182	17%
	$470,314	100%

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

On July 13, 2017, we paid off the the mortgage loan secured by the Commonwealth of Virginia building in Chesapeake, Virginia for $4.9 million in conjunction with the sale of this property.

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

On June 23, 2017, we entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.50% for a premium of less than $0.2 million. The interest rate cap agreement expires on July 1, 2019.

As of June 30, 2017, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
October 26, 2015	October 15, 2017	1.25%	75,000
February 25, 2016	March 1, 2018	1.50%	75,000
June 17, 2016	June 17, 2018	1.00%	70,000
February 7, 2017	March 1, 2019	1.50%	50,000
June 23, 2017	July 1, 2019	1.50%	50,000
Total			$320,000

Off-Balance Sheet Arrangements

We have entered into standby letters of credit relating to the guarantee of future performance on certain of our construction contracts. Letters of credit generally are available for draw down in the event we do not perform. As of June 30, 2017, we had aggregate outstanding standby letters of credit totaling $4.1 million that expire during 2017. However, any of our standby letters of credit may be renewed for additional periods until completion of the related construction contracts. The amounts outstanding at June 30, 2017 include $2.0 million relating to construction projects and a $2.1 million letter of credit related to the guarantee on the Point Street Apartments senior construction loan.

Cash Flows

	Six Months Ended June 30,
	2017	2016	Change
	($ in thousands)
Operating Activities	$19,886	$18,948	$938
Investing Activities	(37,057)	(149,389)	112,332
Financing Activities	13,816	123,436	(109,620)
Net Increase (Decrease)	$(3,355)	$(7,005)	$3,650
Cash and Cash Equivalents, Beginning of Period	$21,942	$26,989
Cash and Cash Equivalents, End of Period	$18,587	$19,984

Net cash provided by operating activities during the six months ended June 30, 2017 increased 5.0% compared to the six months ended June 30, 2016, primarily as a result of timing differences in operating assets and liabilities.

During the six months ended June 30, 2017, we invested 75.2% less cash compared to the six months ended June 30, 2016. The primary component of the 2016 investments was our acquisition of the 11-property retail portfolio.

Net cash provided by financing activities during the six months ended June 30, 2017 decreased 88.8% compared to the six months ended June 30, 2016, primarily as a result of debt and credit facility repayments during the 2017 period, partially offset by increased net proceeds from equity issuances.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and six months ended June 30, 2017 and 2016 to net income, the most directly comparable GAAP equivalent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited, $ in thousands)
Net income	$4,943	$3,131	$13,696	$29,664
Depreciation and amortization	9,304	8,602	18,779	16,751
Gain on real estate dispositions	—	(13)	(3,395)	(26,257)
Funds from operations	$14,247	$11,720	$29,080	$20,158
Acquisition, development and other pursuit costs	369	437	416	1,141
Impairment charges	27	—	31	35
Change in fair value of interest rate derivatives	81	373	(213)	2,762
Normalized funds from operations	$14,724	$12,530	$29,314	$24,096
Net income per diluted share and unit	$0.08	$0.06	$0.24	$0.62
FFO per diluted share and unit	$0.24	$0.24	$0.50	$0.42
Normalized FFO per diluted share and unit	$0.25	$0.26	$0.51	$0.51
Weighted average common shares and units - diluted	59,936	48,849	57,718	47,534

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

At June 30, 2017, approximately $236.3 million, or 50.2%, of our debt had fixed interest rates and approximately $234.0 million, or 49.8%, had variable interest rates. At June 30, 2017, LIBOR was approximately 122 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR increased by 100 basis points, our cash flow would increase by approximately $0.4 million per year as a result of the interest rate caps. Assuming no increase in the level of our variable rate debt, if LIBOR decreased by 100 basis points, our cash flow would increase by approximately $2.3 million per year.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2017, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item  1.    Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operations if determined adversely to us. We may be subject to ongoing litigation relating to our portfolio and the properties comprising our portfolio, and we expect to otherwise be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.

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

ARMADA HOFFLER PROPERTIES, INC.

Date: August 2, 2017	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2017	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1
Armada Hoffler Properties, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-218750) filed June 15, 2017)

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