Form 10-Q
period 2017-09-30
Armada Hoffler Properties, Inc.
filed 2017-11-01
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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
◻ Yes     ☒  No

As of November 1, 2017, the Registrant had 44,936,652 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$906,225	$894,078
Held for development	680	680
Construction in progress	62,948	13,529
	969,853	908,287
Accumulated depreciation	(157,932)	(139,553)
Net real estate investments	811,921	768,734
Cash and cash equivalents	19,721	21,942
Restricted cash	3,195	3,251
Accounts receivable, net	15,826	15,052
Notes receivable	75,522	59,546
Construction receivables, including retentions	35,923	39,433
Construction contract costs and estimated earnings in excess of billings	110	110
Equity method investments	11,169	10,235
Other assets	57,611	64,165
Total Assets	$1,030,998	$982,468
LIABILITIES AND EQUITY
Indebtedness, net	$488,609	$522,180
Accounts payable and accrued liabilities	14,383	10,804
Construction payables, including retentions	48,160	51,130
Billings in excess of construction contract costs and estimated earnings	5,232	10,167
Other liabilities	41,181	39,209
Total Liabilities	$597,565	$633,490

Redeemable noncontrolling interest	2,000	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 44,936,652 and 37,490,361 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	449	374
Additional paid-in capital	288,485	197,114
Distributions in excess of earnings	(56,755)	(49,345)
Total stockholders’ equity	232,179	148,143
Noncontrolling interests	199,254	200,835
Total Equity	431,433	348,978
Total Liabilities and Equity	$1,030,998	$982,468

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental revenues	$27,096	$25,305	$81,083	$72,839
General contracting and real estate services revenues	41,201	38,552	161,391	108,555
Total revenues	68,297	63,857	242,474	181,394

Expenses
Rental expenses	6,830	5,834	19,069	16,234
Real estate taxes	2,693	2,356	7,797	7,087
General contracting and real estate services expenses	39,377	37,274	154,588	104,336
Depreciation and amortization	9,239	8,885	28,018	25,636
General and administrative expenses	2,098	2,156	7,762	6,864
Acquisition, development and other pursuit costs	61	345	477	1,486
Impairment charges	19	149	50	184
Total expenses	60,317	56,999	217,761	161,827
Operating income	7,980	6,858	24,713	19,567
Interest income	1,910	1,024	4,966	1,928
Interest expense	(4,253)	(4,124)	(13,282)	(11,893)
Loss on extinguishment of debt	—	(82)	—	(82)
Gain on real estate dispositions	4,692	3,753	8,087	30,440
Change in fair value of interest rate derivatives	87	498	300	(2,264)
Other income	74	35	154	154
Income before taxes	10,490	7,962	24,938	37,850
Income tax provision	(29)	(16)	(781)	(240)
Net income	10,461	7,946	24,157	37,610
Net income attributable to noncontrolling interests	(2,973)	(2,734)	(7,262)	(12,994)
Net income attributable to stockholders	$7,488	$5,212	$16,895	$24,616
Net income attributable to stockholders per share (basic and diluted)	$0.17	$0.15	$0.41	$0.77
Weighted-average common shares outstanding (basic and diluted)	44,934	33,792	41,575	31,913
Dividends and distributions declared per common share and unit	$0.19	$0.18	$0.57	$0.54

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statement of Equity

(In thousands, except share data)
(Unaudited)

	Shares of common stock	Common Stock	Additional paid-in capital	Distributions in excess of earnings	Total stockholders' equity	Noncontrolling interests	Total Equity
Balance, January 1, 2017	37,490,361	$374	$197,114	$(49,345)	$148,143	$200,835	$348,978
Net income	—	—	—	16,895	16,895	7,262	24,157
Net proceeds from sales of common stock	7,350,690	74	91,307	—	91,381	—	91,381
Restricted stock awards	116,704	1	1,381	—	1,382	—	1,382
Restricted stock award forfeitures	(21,103)	—	(289)	—	(289)	—	(289)
Issuance of common units for acquisition of interest in real estate investment	—	—	(987)	—	(987)	982	(5)
Redemption of operating partnership units	—	—	(41)	—	(41)	(188)	(229)
Dividends and distributions declared	—	—	—	(24,305)	(24,305)	(9,637)	(33,942)
Balance, September 30, 2017	44,936,652	$449	$288,485	$(56,755)	$232,179	$199,254	$431,433

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$24,157	$37,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	19,385	17,055
Amortization of leasing costs and in-place lease intangibles	8,633	8,581
Accrued straight-line rental revenue	(927)	(765)
Amortization of leasing incentives and above or below-market rents	(140)	(61)
Accrued straight-line ground rent expense	401	291
Bad debt expense	425	178
Noncash stock compensation	1,047	864
Impairment charges	50	184
Noncash interest expense	940	687
Noncash loss on extinguishment of debt	—	82
Gain on real estate dispositions	(8,087)	(30,440)
Change in the fair value of interest rate derivatives	(300)	2,264
Changes in operating assets and liabilities:
Property assets	(3,612)	(4,938)
Property liabilities	3,209	3,856
Construction assets	4,065	(5,863)
Construction liabilities	(12,648)	9,197
Net cash provided by operating activities	36,598	38,782
INVESTING ACTIVITIES
Development of real estate investments	(28,731)	(48,671)
Tenant and building improvements	(8,104)	(4,399)
Acquisitions of real estate investments, net of cash received	(28,020)	(177,865)
Dispositions of real estate investments	12,557	96,312
Notes receivable issuances	(15,754)	(42,110)
Decrease in capital improvement reserves	(203)	(210)
Leasing costs	(149)	(1,601)
Leasing incentives	(147)	(188)
Contributions to equity method investments	(934)	(8,949)
Net cash used for investing activities	(69,485)	(187,681)
FINANCING ACTIVITIES
Proceeds from sales of common stock	96,044	51,088
Offering costs	(4,663)	(1,183)
Debt issuances, credit facility and construction loan borrowings	124,206	290,105
Debt and credit facility repayments, including principal amortization	(152,201)	(167,659)
Debt issuance costs	(751)	(1,791)
Redemption of operating partnership units	(229)	(58)
Dividends and distributions	(31,740)	(24,702)
Net cash provided by financing activities	30,666	145,800
Net decrease in cash and cash equivalents	(2,221)	(3,099)
Cash and cash equivalents, beginning of period	21,942	26,989
Cash and cash equivalents, end of period	$19,721	$23,890
Supplemental Disclosures:
Noncash transactions:
Redeemable noncontrolling interest from development	$2,000	$—
Deferred payment for land acquisition	$600	$—

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

As of September 30, 2017, the Company's operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing(1)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick's at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lightfoot Marketplace(2)	Retail	Williamsburg, Virginia	70%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%

Property	Segment	Location	Ownership Interest
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Waynesboro Commons	Retail	Waynesboro, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village(3)	Multifamily	Baltimore, Maryland	80%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%

(1)	The Company is entitled to a preferred return of 8% on its investment in Brooks Crossing.

(2)	The Company is entitled to a preferred return of 9% on its investment in Lightfoot Marketplace.

(3)	See discussion of redeemable noncontrolling interest in Note 9 for additional information. The Company is entitled to a preferred return of 9% on its investment in Johns Hopkins Village.
*Located in the Town Center of Virginia Beach

As of September 30, 2017, the following properties that the Company consolidates for financial statement purposes were under development or construction:

Property	Segment	Location	Ownership Interest
Town Center Phase VI	Mixed-use	Virginia Beach, Virginia*	100%
Harding Place(1)	Multifamily	Charlotte, North Carolina	80%
595 King Street	Multifamily	Charleston, South Carolina	92.5%
530 Meeting Street	Multifamily	Charleston, South Carolina	90%

(1)     The Company is entitled to a preferred return of 9% on a portion of its investment in Harding Place.
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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. The new standard requires additional disclosures about the Company's revenue recognition and could change the way the Company recognizes revenue from construction and development contracts with third party customers. Management is currently reviewing the Company's existing construction contracts to assess the potential impacts of the new standard. A substantial portion of the Company's revenue consists of rental revenues from leasing arrangements, such as base rent, which is specifically excluded from the revenue guidance. Non-lease components, such as tenant reimbursements for common area maintenance, will be subject to the revenue guidance. The Company does not expect the new standard to have a material impact on the measure and recognition of gains and losses on the sale of properties. The new standard will be effective for the Company on January 1, 2018. The Company plans to adopt the new standard using the full retrospective method.

On February 25, 2016, the FASB issued a new lease standard that requires lessees to recognize most leases in their balance sheets as lease liabilities with corresponding right-of-use assets. The new standard also makes targeted changes to lessor accounting. The new standard will be effective for the Company on January 1, 2019 and requires a modified retrospective transition approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented, with an option to use certain transition relief. Management is currently evaluating the potential impact of the new standard on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued new guidance that changed the accounting for certain aspects of share-based payments to employees. Entities are required to recognize the income tax effects of awards in the income statement when the awards vest or are settled, and the Company is allowed to account for forfeitures as they occur. The Company adopted the guidance on January 1, 2017 and it did not have a material impact on the Company’s consolidated financial statements.

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

On February 22, 2017, the FASB issued new guidance that clarifies the scope and application of guidance on sales or transfers of nonfinancial assets and in substance nonfinancial assets to customers, including partial sales. The new guidance applies to all nonfinancial assets, including real estate, and defines an in substance nonfinancial asset. The new guidance will be effective for the Company on January 1, 2018, with early adoption permitted. Management is currently evaluating the potential impact of the new standard on the Company’s consolidated financial statements.

On August 28, 2017, the FASB issued new guidance that simplifies some of the requirements relating to accounting for derivatives and hedging. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness for a highly effective hedge and also simplifies certain documentation and assessment requirements relating to the determination of hedge effectiveness. The new guidance will be effective for the Company on January 1, 2019, with early adoption permitted. The Company does not currently have any derivatives designated as hedging instruments for accounting purposes. The application of this guidance to future hedging relationships could reduce or eliminate the gains and losses that would otherwise be recorded for these derivative instruments.

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

Net operating income of the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Office real estate
Rental revenues	$4,762	$5,277	$14,427	$16,097
Rental expenses	1,447	1,553	4,138	4,307
Real estate taxes	481	485	1,381	1,550
Segment net operating income	2,834	3,239	8,908	10,240
Retail real estate
Rental revenues	15,880	14,340	47,089	41,485
Rental expenses	2,699	2,264	7,698	6,820
Real estate taxes	1,588	1,339	4,557	3,953
Segment net operating income	11,593	10,737	34,834	30,712
Multifamily residential real estate
Rental revenues	6,454	5,688	19,567	15,257
Rental expenses	2,684	2,017	7,233	5,107
Real estate taxes	624	532	1,859	1,584
Segment net operating income	3,146	3,139	10,475	8,566
General contracting and real estate services
Segment revenues	41,201	38,552	161,391	108,555
Segment expenses	39,377	37,274	154,588	104,336
Segment gross profit	1,824	1,278	6,803	4,219
Net operating income	$19,397	$18,393	$61,020	$53,737

General contracting and real estate services revenues for the three months ended September 30, 2017 and 2016 exclude revenue related to intercompany construction contracts of $13.9 million and $7.9 million, respectively. General contracting services revenues for the nine months ended September 30, 2017 and 2016 exclude revenue related to intercompany construction contracts of $31.3 million and $40.7 million, respectively.

General contracting and real estate services expenses for the three months ended September 30, 2017 and 2016 exclude expenses related to intercompany construction contracts of $13.7 million and $7.7 million, respectively. General contracting and real estate services expenses for the nine months ended September 30, 2017 and 2016 exclude expenses related to intercompany construction contracts of $31.0 million and $40.2 million, respectively.

General contracting and real estate services expenses for the three months ended September 30, 2017 and 2016 include noncash stock compensation expense of less than $0.1 million and $0.1 million, respectively. General contracting and real estate services expenses for the nine months ended September 30, 2017 and 2016 include noncash stock compensation expense of $0.2 million and $0.4 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net operating income	$19,397	$18,393	$61,020	$53,737
Depreciation and amortization	(9,239)	(8,885)	(28,018)	(25,636)
General and administrative expenses	(2,098)	(2,156)	(7,762)	(6,864)
Acquisition, development and other pursuit costs	(61)	(345)	(477)	(1,486)
Impairment charges	(19)	(149)	(50)	(184)
Interest income	1,910	1,024	4,966	1,928
Interest expense	(4,253)	(4,124)	(13,282)	(11,893)
Loss on extinguishment of debt	—	(82)	—	(82)
Gain on real estate dispositions	4,692	3,753	8,087	30,440
Change in fair value of interest rate derivatives	87	498	300	(2,264)
Other income	74	35	154	154
Income tax provision	(29)	(16)	(781)	(240)
Net income	$10,461	$7,946	$24,157	$37,610

General and administrative expenses for the three months ended September 30, 2017 and 2016 include noncash stock compensation expense of $0.2 million and $0.1 million, respectively. General and administrative expenses for the nine months ended September 30, 2017 and 2016 include noncash stock compensation expense of $0.8 million and $0.6 million, respectively.

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

On July 25, 2017, the Company acquired the outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $14.3 million plus capitalized acquisition costs of $0.1 million. The following table summarizes the purchase price allocation, including acquisition costs, for this property (in thousands):

Land	$5,550
Site improvements	232
Building and improvements	6,975
In-place leases	1,382
Above-market leases	327
Below-market leases	(50)
Net assets acquired	$14,416

Property Dispositions

On January 20, 2017, the Company completed the sale of the Wawa outparcel at Greentree Shopping Center. Net proceeds after transaction costs were $4.4 million. The gain on the disposition was $3.4 million.

On July 13, 2017, the Company completed the sale of two office properties leased by the Commonwealth of Virginia in Chesapeake, Virginia and Virginia Beach, Virginia. Aggregate net proceeds from the dispositions of the properties after transaction costs and repayment of the loan associated with the Chesapeake, Virginia property were $7.9 million, and the aggregate gain on the dispositions was $4.2 million.

On August 10, 2017, the Company completed the sale of a land outparcel at Sandbridge Commons. Net proceeds after transaction costs and a partial loan paydown were $0.3 million. The gain on the disposition was $0.5 million.

5. Equity Method Investment

City Center

On February 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed use tower in Durham, North Carolina. As of September 30, 2017 and December 31, 2016, the Company has invested $11.2 million and $10.3 million, respectively, in City Center. The Company has agreed to guarantee 37% of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center. As of September 30, 2017, $18.7 million has been drawn against the construction loan, of which $7.8 million is attributable to the Company's portion of the loan.

As of September 30, 2017 and December 31, 2016, the difference between the carrying value of the Company’s initial investment in City Center and the amount of underlying equity was immaterial. For the three and nine months ended September 30, 2017 and 2016, City Center did not have any operating activity, and therefore the Company did not receive any dividends or allocated income.

Based on the terms of City Center’s operating agreement, the Company has concluded that City Center is a variable interest entity ("VIE"), and that the Company holds a variable interest. The Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project’s primary beneficiary and, therefore, does not consolidate City Center in its consolidated financial statements.

6. Notes Receivable

Point Street Apartments

On October 15, 2015, the Company agreed to invest up to $28.2 million in the Point Street Apartments project in the Harbor Point area of Baltimore, Maryland. Point Street Apartments is an estimated $92 million development project with plans for a 17-story building comprised of 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged the Company to serve as construction general contractor. Point Street Apartments is scheduled to open in the first quarter of 2018; however, management can provide no assurances that Point Street Apartments will open on the anticipated timeline or be completed at the anticipated cost.

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

As of September 30, 2017 and December 31, 2016, the Company had funded $22.0 million and $20.7 million, respectively, under the BDG loan. During the three months ended September 30, 2017 and 2016, the Company recognized $0.4 million and $0.4 million, respectively, of interest income on the BDG loan. During the nine months ended September 30, 2017 and 2016, the Company recognized $1.3 million and $0.8 million, respectively, of interest income on the BDG loan. BDG is current on the BDG loan.

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

Annapolis Junction

On April 21, 2016, the Company entered into a note receivable with a maximum balance of $48.1 million in connection with the Annapolis Junction Apartments project in Maryland ("Annapolis Junction"). Annapolis Junction Apartments is an estimated $102.0 million development project with plans for 416 residential units. It is part of a mixed-use development project that is also planned to have 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and has engaged the Company to serve as construction general contractor for the residential component. Portions of Annapolis Junction opened during the third quarter of 2017, and the remaining portions are scheduled to open during the fourth quarter of 2017; however, management can provide no assurances that the remaining portions of Annapolis Junction will open on the anticipated timeline or at the anticipated cost.

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

As of September 30, 2017 and December 31, 2016, the Company had funded $41.9 million and $38.9 million, respectively, on the AJAO loan. During the three months ended September 30, 2017 and 2016, the Company recognized $1.1 million and $0.7 million, respectively, of interest income on the AJAO loan. During the nine months ended September 30, 2017 and 2016, the Company recognized $3.1 million and $1.1 million, respectively, of interest income on the AJAO loan. AJAO is current on the AJAO loan.

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

As of September 30, 2017, the Company had funded $11.4 million on this loan. During the three and nine months ended September 30, 2017, the Company recognized $0.4 million and $0.6 million, respectively, of interest income on this loan.

Subsequent to September 30, 2017

Delray Plaza

On October 27, 2017, the Company invested in the development of a $20.0 million Whole Foods anchored center located in Delray Beach, Florida. The Company's investment is in the form of a mezzanine loan of up to $13.1 million to the developer, Delray Plaza Holdings, LLC ("DPH"). The mezzanine loan bears interest at an annual rate of 15%. The note matures on the earliest of (i) October 27, 2020, (ii) the date of any sale or refinance of the development project, or (iii) the disposition or change in control of the development project. The Company has funded $5.9 million of this loan.

7. Indebtedness

Credit Facility

On February 20, 2015, the Operating Partnership, as borrower, and the Company, as parent guarantor, entered into a $200.0 million senior unsecured credit facility (the "credit facility") that included a $150.0 million senior unsecured revolving credit facility and a $50.0 million senior unsecured term loan facility. During 2016, the Company increased the borrowing capacity under the term loan facility to $100.0 million. During the first quarter of 2017, the Company increased the borrowing capacity under the term loan facility to $125.0 million, increasing the total capacity of the credit facility to $275.0 million pursuant to the accordion feature.

Depending on the Operating Partnership’s total leverage, the revolving credit facility bore interest at LIBOR (the London Inter-Bank Offered Rate) plus a margin ranging from 1.40% to 2.00% and the term loan facility bore interest at LIBOR plus a margin ranging from 1.35% to 1.95%, in each case depending on the Company's total leverage as defined under the credit agreement. As of September 30, 2017, the effective interest rates on the revolving credit facility and the term loan facility were 2.78% and 2.74%, respectively. As of September 30, 2017, the revolving credit facility had a scheduled maturity date of February 20, 2019, with a one-year extension option, subject to certain conditions, and the term loan facility had a scheduled maturity date of February 20, 2020. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

As of September 30, 2017, the outstanding balances on the revolving credit facility and the term loan facility were $58.0 million and $125.0 million, respectively.

Subsequent to September 30, 2017

On October 26, 2017, the Company amended and restated the credit facility (the "amended credit facility") to (i) extend the maturity date of the revolving credit facility to October 2021 (with options to extend up to October 2022, subject to certain conditions) and (ii) extend the maturity date of the term loan facility to October 2022. The borrowing capacity under the term loan facility was increased to $150.0 million, increasing the total capacity of the amended credit facility to $300.0 million. The determination of interest rates charged under the amended credit facility remained unchanged.

In October 2017, the Company increased its borrowings under the revolving credit facility by $8.0 million and, in conjunction with the closing of the amended credit facility, increased its borrowings under the term loan facility by $25.0 million.

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

On June 29, 2017, the Company secured a $27.9 million construction loan for the Town Center Phase VI project in Virginia Beach, Virginia.

On July 13, 2017, the Company paid off the remaining balance of $4.9 million for the note secured by the Commonwealth of Virginia building in Chesapeake, Virginia in conjunction with the sale of this property.

On August 9, 2017, the Company refinanced the Hanbury Village note. The new note matures in August 2022 and has a fixed annual interest rate of 3.78%.

On August 10, 2017, the Company paid off $0.7 million of the Sandbridge Commons note in conjunction with the sale of a land outparcel at this property.

On September 1, 2017, the Company entered into a modification of The Cosmopolitan note, which reduced the interest rate from 3.75% to 3.35%.

During the nine months ended September 30, 2017, the Company borrowed $3.6 million under its construction loans to fund new development and construction.

Subsequent to September 30, 2017

On October 13, 2017, the Company paid off $5.0 million of the Liberty Apartments note.

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

On September 18, 2017, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.50% for a premium of less than $0.2 million. The interest rate cap agreement expires on October 1, 2019.

The Company’s derivatives were comprised of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Interest rate swaps	$56,124	$10	$(447)	$56,901	$—	$(829)
Interest rate caps	370,000	707	—	270,000	259	—
Total	$426,124	$717	$(447)	$326,901	$259	$(829)

The changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2017 and 2016 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Interest rate swaps	$124	$481	$392	$(2,007)
Interest rate caps	(37)	17	(92)	(257)
Total change in fair value of interest rate derivatives	$87	$498	$300	$(2,264)

9. Equity

Stockholders’ Equity

On May 4, 2016, the Company commenced an at-the-market continuous equity offering program (the “ATM Program”) through which the Company could, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $75.0 million. During the nine months ended September 30, 2017, the Company issued and sold an aggregate of 450,690 shares of common stock at a weighted average price of $14.08 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $6.2 million.

On May 12, 2017, the Company completed an underwritten public offering of 6.9 million shares of common stock at a public offering price of $13.00 per share, which resulted in net proceeds after offering costs and commissions of $85.3 million.

As of September 30, 2017 and December 31, 2016, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 44,936,652 and 37,490,361 shares of common stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively. No shares of preferred stock were issued and outstanding as of September 30, 2017 or December 31, 2016.

Redeemable Noncontrolling Interests

The noncontrolling interest holder of Johns Hopkins Village has the option to redeem the 20% noncontrolling interest in that entity (the "Put Option"). Currently, the Put Option may be redeemed for $2.0 million in cash or the equivalent amount in Class A units of limited partnership interest in the Operating Partnership ("Class A Units"), which is in the holder's control. Beginning in August 2018, the Put Option may be settled for the fair value of the 20% noncontrolling interest in Johns Hopkins Village, as determined by appraised value. Because the method of the Put Option's redemption is outside of the Company's control, it has been included in temporary equity. If the Put Option is exercised for redemption in the form of Class A Units, the noncontrolling interest will be reclassified into permanent equity.

Noncontrolling Interests

As of September 30, 2017 and December 31, 2016, the Company held a 71.6% and 68.1% interest, respectively, in the Operating Partnership. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 71.6% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. The noncontrolling interest for the consolidated entities under development or construction (see Note 1) was zero as of September 30, 2017 and December 31, 2016.

As of September 30, 2017, there were 17,570,512 Class A Units not held by the Company.

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

On August 4, 2017, the Board of Directors declared a cash dividend and distribution of $0.19 per share and unit payable on October 5, 2017 to stockholders and unitholders of record on September 27, 2017.

Subsequent to September 30, 2017

On October 2, 2017, due to the request of holders of Class A Units to tender an aggregate of 358,879 units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests with an aggregate cash payment of $4.9 million.

On October 5, 2017, the Company paid dividends of $8.5 million to common stockholders and the Operating Partnership paid cash distributions of $3.3 million to holders of Class A Units.

10. Stock-Based Compensation

On June 14, 2017, the Company's stockholders approved the Company's Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"), which, among other things, increased the number of shares of the Company's common stock reserved for issuance under the Amended Plan by 1,000,000 shares, from 700,000 shares to 1,700,000 shares. As of September 30, 2017, there were 1,084,942 shares available for issuance under the Amended Plan.

During the nine months ended September 30, 2017, the Company granted an aggregate of 117,201 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $14.03 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During the nine months ended September 30, 2017, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial.

During the three months ended September 30, 2017 and 2016, the Company recognized $0.3 million and $0.3 million, respectively, of stock-based compensation expense. During the nine months ended September 30, 2017 and 2016, the Company recognized $1.4 million and $1.2 million, respectively, of stock-based compensation expense. As of September 30, 2017, there were 112,838 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $0.8 million, which the Company expects to recognize over the next 23 months.

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

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of September 30, 2017 and December 31, 2016, were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$488,609	$491,026	$522,180	$527,414
Interest rate swap liabilities	447	447	829	829
Interest rate swap assets	10	10	—	—
Interest rate cap assets	707	707	259	259

12. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these condensed consolidated financial statements. Revenue from construction contracts with related party entities of the Company for the three months ended September 30, 2017 and 2016 was less than $0.1 million and $6.8 million, respectively, and gross profit from such contracts for the three months ended September 30, 2017 and 2016 was less than $0.1 million and $0.3 million, respectively. Revenue from construction contracts with related party entities of the Company for the nine months ended September 30, 2017 and 2016 was $7.4 million and $21.7 million, respectively, and gross profit from such contracts for the nine months ended September 30, 2017 and 2016 was $0.4 million and $0.8 million, respectively.

Real estate services fees from affiliated entities of the Company were not significant for the three and nine months ended September 30, 2017 or 2016. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for the three and nine months ended September 30, 2017 and 2016.

The Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Company’s initial public offering and formation transactions completed on May 13, 2013. In addition, the tax protection agreements provide that the Operating Partnership will offer certain of the original contributors, including certain of the Company’s directors and executive officers, the opportunity to guarantee debt, or, alternatively, to enter into a deficit restoration obligation, for ten years from the closing of the Company’s initial public offering in a manner intended to provide an allocation of Operating Partnership liabilities to the partner for U.S. federal income tax purposes. Pursuant to these tax protection agreements, certain of the Company’s executive officers have guaranteed approximately $0.3 million of the Operating Partnership’s outstanding debt as of September 30, 2017.

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $44.9 million and $40.5 million as of September 30, 2017 and December 31, 2016, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the senior unsecured credit facility. Letters of credit generally are available for draw down in the event the Company does not perform. As of September 30, 2017 and December 31, 2016, the Operating Partnership had total outstanding letters of credit of $4.1 million and $4.1 million, respectively. The amounts outstanding at September 30, 2017 and December 31, 2016 include $2.0 million relating to construction projects and a $2.1 million letter of credit related to the guarantee on the Point Street Apartments senior construction loan.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Armada Hoffler Properties, Inc.

We have reviewed the condensed consolidated balance sheet of Armada Hoffler Properties, Inc. as of September 30, 2017, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2017 and 2016, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016 and the condensed consolidated statement of equity for the nine-month period ended September 30, 2017. These financial statements are the responsibility of the Company’s management.

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
November 1, 2017

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	our failure to develop the properties in our development pipeline successfully, on the anticipated timeline, or at the anticipated costs;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of, or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	difficulties in identifying or completing development, acquisition, or disposition opportunities;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate services segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	our inability to extend the maturity of or refinance existing debt or comply with the financial covenants in the agreements that govern our existing debt;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events, or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents that we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. As of September 30, 2017, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing(1)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick's at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lightfoot Marketplace(2)	Retail	Williamsburg, Virginia	70%

Property	Segment	Location	Ownership Interest
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Waynesboro Commons	Retail	Waynesboro, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village(3)	Multifamily	Baltimore, Maryland	80%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%

(1)	We are entitled to a preferred return of 8% on our investment in Brooks Crossing.

(2)	We are entitled to a preferred return of 9% on our investment in Lightfoot Marketplace.

(3)	See discussion of redeemable noncontrolling interest in Note 9 for additional information. We are entitled to a preferred return of 9% on our investment in Johns Hopkins Village.
*Located in the Town Center of Virginia Beach

As of September 30, 2017, the following properties that we consolidate for financial reporting purposes were either under development or construction:

Property	Segment	Location	Ownership Interest
Town Center Phase VI	Mixed-use	Virginia Beach, Virginia*	100%
Harding Place(1)	Multifamily	Charlotte, North Carolina	80%
595 King Street	Multifamily	Charleston, South Carolina	92.5%
530 Meeting Street	Multifamily	Charleston, South Carolina	90%

(1) We are entitled to a preferred return of 9% on a portion of our investment in Harding Place.
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

On July 13, 2017, we completed the sale of two office properties leased by the Commonwealth of Virginia in Chesapeake, Virginia and Virginia Beach, Virginia. Aggregate net proceeds from the dispositions of the properties after transaction costs and repayment of the loan associated with the Chesapeake, Virginia property were $7.9 million, and the aggregate gain on the dispositions was $4.2 million.

On July 25, 2017, we acquired the outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $14.3 million plus capitalized acquisition costs of $0.1 million.

On August 10, 2017, we completed the sale of a land outparcel at Sandbridge Commons. Net proceeds after transaction costs and a partial loan paydown were $0.3 million. The gain on the disposition was $0.5 million.

Third Quarter 2017 Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2017:

•Net income of $10.5 million, or $0.17 per diluted share, compared to $7.9 million, or $0.15 per diluted share, for the three months ended September 30, 2016.
•Funds from operations ("FFO") of $15.5 million, or $0.25 per diluted share, compared to $13.1 million, or $0.25 per diluted share, for the three months ended September 30, 2016. See “Non-GAAP Financial Measures.”
•Normalized funds from operations (“Normalized FFO”) of $15.5 million, or $0.25 per diluted share, compared to $13.2 million, or $0.26 per diluted share, for the three months ended September 30, 2016. See “Non-GAAP Financial Measures.”
•Core operating property portfolio occupancy at 94.7% as of September 30, 2017 compared to 94.2% as of June 30, 2017.
•Property segment net operating income (“NOI”) of $17.6 million compared to $17.1 million for the three months ended September 30, 2016:

•	Office NOI of $2.8 million compared to $3.2 million

•	Retail NOI of $11.6 million compared to $10.7 million

•	Multifamily NOI of $3.1 million compared to $3.1 million
•Same store NOI of $13.8 million compared to $14.5 million for the three months ended September 30, 2016:

•	Office same store NOI of $1.9 million compared to $2.2 million

•	Retail same store NOI of $9.4 million compared to $9.6 million

•	Multifamily same store NOI of $2.4 million compared to $2.7 million
•General contracting and real estate services segment gross profit of $1.8 million compared to $1.3 million for the three months ended September 30, 2016.
•Third party construction backlog of $76.7 million as of September 30, 2017.
•Declared cash dividends of $0.19 per share and Class A unit.

Segment Results of Operations

As of September 30, 2017, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses), or “NOI”, is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Beginning with the three months ended March 31, 2017, our calculation of core occupancy included, and in future periods will include, the square footage from ground leases where we are the lessor.  We did not retrospectively apply this new calculation methodology to prior periods. If we were to exclude these ground leases in the calculation of core occupancy, our core occupancy as of September 30, 2017 would have been 94.3%.

Office Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$4,762	$5,277	$(515)	$14,427	$16,097	$(1,670)
Property expenses	1,928	2,038	(110)	5,519	5,857	(338)
Segment NOI	$2,834	$3,239	$(405)	$8,908	$10,240	$(1,332)

Office segment NOI for the three and nine months ended September 30, 2017 decreased $0.4 million and $1.3 million, respectively, compared to the corresponding periods in 2016. The decreases are due to decreased occupancy at Armada Hoffler Tower and property dispositions. The Richmond Tower office building, which was sold in the first quarter of 2016, and the Oyster Point office building, which was sold in the third quarter of 2016, contributed $0.2 million and $0.9 million, respectively, in office segment NOI for the three and nine months ended September 30, 2016. The Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which contributed an aggregate of $0.2 million and $0.8 million in office segment NOI for the three and nine months ended September 30, 2016, respectively, were sold in the third quarter of 2017.

Office Same Store Results

Office same store results for the three and nine months ended September 30, 2017 exclude new real estate development – 4525 Main Street – as well as the Richmond Tower and Oyster Point office buildings, which we sold in the first quarter of 2016 and the third quarter of 2016, respectively, and the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which were sold in the third quarter of 2017.

Office same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$3,378	$3,595	$(217)	$10,258	$10,805	$(547)
Property expenses	1,451	1,407	44	4,085	3,986	99
Same Store NOI	$1,927	$2,188	$(261)	$6,173	$6,819	$(646)
Non-Same Store NOI	907	1,051	(144)	2,735	3,421	(686)
Segment NOI	$2,834	$3,239	$(405)	$8,908	$10,240	$(1,332)

Office same store NOI for the three and nine months ended September 30, 2017 decreased 11.9% and 9.5%, respectively, compared to the corresponding periods in 2016 due to the expansion and relocation of a tenant from One Columbus to 4525 Main Street during the three months ended December 31, 2016 and the expansion and relocation of another tenant from Two Columbus to 4525 Main Street during the three months ended September 30, 2017. For the three and nine months ended September 30, 2017, the NOI from these tenants that relocated to 4525 Main Street are included in Non-Same Store NOI. In addition, decreased occupancy at the Armada Hoffler Tower contributed to the period-over-period decreases in office same store NOI.

Retail Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$15,880	$14,340	$1,540	$47,089	$41,485	$5,604
Property expenses	4,287	3,603	684	12,255	10,773	1,482
Segment NOI	$11,593	$10,737	$856	$34,834	$30,712	$4,122

Retail segment NOI for the three and nine months ended September 30, 2017 increased $0.9 million and $4.1 million, respectively, compared to the corresponding periods in 2016. The increases are a result of the acquisitions of Southgate Square, Southshore Shops, Columbus Village II, Renaissance Square, the outparcel phase of Wendover Village, and the 11-property retail portfolio, together with the completion of the Lightfoot Marketplace and Brooks Crossing developments.

Retail Same Store Results

Retail same store results for the three months ended September 30, 2017 exclude the remaining nine properties of the 11-property retail portfolio, as well as Southgate Square, Lightfoot Marketplace, Southshore Shops, Brooks Crossing, Columbus Village II, Renaissance Square, and the outparcel phase of Wendover Village.

Retail same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$13,166	$12,989	$177	$28,297	$27,846	$451
Property expenses	3,721	3,359	362	8,107	7,717	390
Same Store NOI	$9,445	$9,630	$(185)	$20,190	$20,129	$61
Non-Same Store NOI	2,148	1,107	1,041	14,644	10,583	4,061
Segment NOI	$11,593	$10,737	$856	$34,834	$30,712	$4,122

Retail same store NOI decreased 1.9% and increased 0.3%, respectively, for the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016. The decrease for the three months ended September 30, 2017 was the result of higher administrative expense, maintenance and repair expense, and bad debt expense. The increase for the nine months ended September 30, 2017 was the result of higher occupancy across the same store portfolio.

Multifamily Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$6,454	$5,688	$766	$19,567	$15,257	$4,310
Property expenses	3,308	2,549	759	9,092	6,691	2,401
Segment NOI	$3,146	$3,139	$7	$10,475	$8,566	$1,909

Multifamily segment NOI did not change materially for the three months ended September 30, 2017 and increased $1.9 million for the nine months ended September 30, 2017 compared to the corresponding periods in 2016. The increase for the nine months ended September 30, 2017 was primarily a result of activity for Johns Hopkins Village, which was placed into service in the third quarter of 2016.

Multifamily Same Store Results

Multifamily same store results exclude new real estate development – specifically Johns Hopkins Village, which was placed into service in the third quarter of 2016.

Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Rental revenues	$4,793	$4,872	$(79)	$14,230	$14,354	$(124)
Property expenses	2,356	2,206	150	6,595	6,342	253
Same Store NOI	$2,437	$2,666	$(229)	$7,635	$8,012	$(377)
Non-Same Store NOI	709	473	236	2,840	554	2,286
Segment NOI	$3,146	$3,139	$7	$10,475	$8,566	$1,909

Multifamily same store NOI for the three and nine months ended September 30, 2017 decreased 8.6% and 4.7%, respectively, compared to the corresponding periods in 2016. The decreases are primarily due to decreased occupancy at The Cosmopolitan attributed to construction activities at an adjacent property and the loss of retail tenants at that property.

General Contracting and Real Estate Services Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Segment revenues	$41,201	$38,552	$2,649	$161,391	$108,555	$52,836
Segment expenses	39,377	37,274	2,103	154,588	104,336	50,252
Segment gross profit	$1,824	$1,278	$546	$6,803	$4,219	$2,584
Operating margin	4.4%	3.3%	1.2%	4.2%	3.9%	0.3%

Segment profit for the three and nine months ended September 30, 2017 increased $0.5 million and $2.6 million, respectively, compared to the corresponding periods in 2016 because of several new large projects started subsequent to the first quarter of 2016 as well as higher margins in this segment.

The changes in third party construction backlog for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited, $ in thousands)
Beginning backlog	$116,657	$252,318	$217,718	$83,433
New contracts/change orders	1,251	32,498	20,211	271,288
Work performed	(41,165)	(38,384)	(161,186)	(108,289)
Ending backlog	$76,743	$246,432	$76,743	$246,432

As of September 30, 2017, we had $26.2 million in backlog on the City Center project, $19.0 million in backlog on the Point Street Apartments project, and $17.9 million in backlog on the Dinwiddie Municipal Complex project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Revenues
Rental revenues	$27,096	$25,305	$1,791	$81,083	$72,839	$8,244
General contracting and real estate services revenues	41,201	38,552	2,649	161,391	108,555	52,836
Total revenues	68,297	63,857	4,440	242,474	181,394	61,080
Expenses
Rental expenses	6,830	5,834	996	19,069	16,234	2,835
Real estate taxes	2,693	2,356	337	7,797	7,087	710
General contracting and real estate services expenses	39,377	37,274	2,103	154,588	104,336	50,252
Depreciation and amortization	9,239	8,885	354	28,018	25,636	2,382
General and administrative expenses	2,098	2,156	(58)	7,762	6,864	898
Acquisition, development and other pursuit costs	61	345	(284)	477	1,486	(1,009)
Impairment charges	19	149	(130)	50	184	(134)
Total expenses	60,317	56,999	3,318	217,761	161,827	55,934
Operating income	7,980	6,858	1,122	24,713	19,567	5,146
Interest income	1,910	1,024	886	4,966	1,928	3,038
Interest expense	(4,253)	(4,124)	(129)	(13,282)	(11,893)	(1,389)
Loss on extinguishment of debt	—	(82)	82	—	(82)	82
Gain on real estate dispositions	4,692	3,753	939	8,087	30,440	(22,353)
Change in fair value of interest rate derivatives	87	498	(411)	300	(2,264)	2,564
Other income	74	35	39	154	154	—
Income before taxes	10,490	7,962	2,528	24,938	37,850	(12,912)
Income tax provision	(29)	(16)	(13)	(781)	(240)	(541)
Net income	$10,461	$7,946	$2,515	$24,157	$37,610	$(13,453)

Rental revenues for the three and nine months ended September 30, 2017 increased $1.8 million and $8.2 million, respectively, compared to the corresponding periods in 2016, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Office	$4,762	$5,277	$(515)	$14,427	$16,097	$(1,670)
Retail	15,880	14,340	1,540	47,089	41,485	5,604
Multifamily	6,454	5,688	766	19,567	15,257	4,310
	$27,096	$25,305	$1,791	$81,083	$72,839	$8,244

Office rental revenues for the three and nine months ended September 30, 2017 decreased 9.8% and 10.4%, respectively, compared to the corresponding periods in 2016 primarily as a result of decreased occupancy at Armada Hoffler Tower and as a result of the sales of the Richmond Tower, Oyster Point, Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which contributed an aggregate of $0.4 million and $1.4 million in office rental revenues for the three and nine months ended September 30, 2016, respectively.

Retail rental revenues for the three and nine months ended September 30, 2017 increased 10.7% and 13.5%, respectively, compared to the corresponding periods in 2016 as a result of property acquisitions. The acquisitions of the remaining nine properties of the 11-property retail portfolio, Southgate Square, Southshore Shops, Columbus Village II, Renaissance Square, and the outparcel phase of Wendover Village, together with the completion of Brooks Crossing and Lightfoot Marketplace developments, contributed an aggregate of $1.5 million and $4.7 million in increased retail rental revenues for the three and nine months ended September 30, 2017, respectively, which was partially offset by dispositions.

Multifamily rental revenues for the three and nine months ended September 30, 2017 increased 13.5% and 28.2%, respectively, compared to the corresponding periods in 2016 as a result of the completion of the Johns Hopkins Village development, which was placed into service in the third quarter of 2016, and higher occupancy at Encore Apartments and Smith's Landing.

General contracting and real estate services revenues for the three and nine months ended September 30, 2017 increased 6.9% and 48.7%, respectively, compared to the corresponding periods in 2016 because of several new large projects started subsequent to the first quarter of 2016.

Rental expenses for the three and nine months ended September 30, 2017 increased $1.0 million and $2.8 million, respectively, compared to the corresponding periods in 2016, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Office	$1,447	$1,553	$(106)	$4,138	$4,307	$(169)
Retail	2,699	2,264	435	7,698	6,820	878
Multifamily	2,684	2,017	667	7,233	5,107	2,126
	$6,830	$5,834	$996	$19,069	$16,234	$2,835

Office rental expenses for the three and nine months ended September 30, 2017 decreased 6.8% and 3.9%, respectively, compared to the corresponding periods in 2016 due to the sales of the Richmond Tower, Oyster Point, Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings. Retail rental expenses for the three and nine months ended September 30, 2017 increased 19.2% and 12.9% compared to the respective periods in 2016 as a result of property acquisitions and the completion of development projects that were placed into service subsequent to the first quarter of 2016 as well as increased bad debt expenses. Multifamily rental expenses for the three and nine months ended September 30, 2017 increased 33.1% and 41.6% compared to the respective periods in 2016 primarily due to placing Johns Hopkins Village into service.

Real estate taxes for the three and nine months ended September 30, 2017 increased $0.3 million and $0.7 million, respectively, compared to the corresponding periods in 2016, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(unaudited, $ in thousands)
Office	$481	$485	$(4)	$1,381	$1,550	$(169)
Retail	1,588	1,339	249	4,557	3,953	604
Multifamily	624	532	92	1,859	1,584	275
	$2,693	$2,356	$337	$7,797	$7,087	$710

Office real estate taxes for the three and nine months ended September 30, 2017 decreased 0.8% and 10.9% compared to the respective periods in 2016 due to the sales of the Richmond Tower, Oyster Point, Commonwealth of Virginia-Chesapeake, and Commonwealth of Virginia-Virginia Beach office buildings. Retail and multifamily real estate taxes for the three and nine months ended September 30, 2017 increased compared to the corresponding periods in 2016 as a result of acquisitions, completion of development projects that were placed into service subsequent to the first quarter of 2016 and increases from new tax assessments.

General contracting and real estate services expenses for the three and nine months ended September 30, 2017 increased 5.6% and 48.2%, respectively, compared to the corresponding periods in 2016 as a result of several new large projects started subsequent to the first quarter of 2016.

Depreciation and amortization for the three and nine months ended September 30, 2017 increased 4.0% and 9.3%, respectively, compared to the corresponding periods in 2016 as a result of property acquisitions and completion of development projects that were placed into service subsequent to the first quarter of 2016.

General and administrative expenses for the three months ended September 30, 2017 decreased 2.7% compared to the three months ended September 30, 2016 due to a reduction in franchise fees. General and administrative expenses for the nine months ended September 30, 2017 increased 13.1% compared to the nine months ended September 30, 2016 as a result of higher regulatory and compliance costs and higher compensation and benefit costs from increased employee headcount.

Acquisition, development and other pursuit costs for the three and nine months ended September 30, 2017 decreased compared to the corresponding periods in 2016. The costs incurred in the nine months ended September 30, 2016 were primarily related to the acquisition of the 11-property retail portfolio in January 2016.

Impairment charges for the three and nine months ended September 30, 2017 and 2016 were primarily due to lease terminations.

Interest income for the three and nine months ended September 30, 2017 increased compared to the corresponding periods in 2016 due to higher notes receivable balances, including the Decatur mezzanine loan originated in May 2017.

Interest expense for the three and nine months ended September 30, 2017 increased 3.1% and 11.7%, respectively, compared to the corresponding periods in 2016 primarily as a result of higher interest rates.

The loss on extinguishment of debt for the three and nine months ended September 30, 2016 was due to unamortized debt issuance costs associated with repaid mortgages as well as costs associated with modifying our credit facility.

During the nine months ended September 30, 2017, we recognized a gain of $3.4 million on our sale of the Greentree Wawa outparcel, a gain of $4.2 million on our sale of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings and a gain of $0.5 million on our sale of the land outparcel at Sandbridge Commons. During the nine months ended September 30, 2016, we recognized gains of $30.4 million on our sales of the Richmond Tower office building and the Newport News Economic Authority building.

The change in fair value of interest rate derivatives for the three months ended September 30, 2017 was an increase of $0.1 million compared to an increase of $0.5 million for the corresponding period in 2016 due to less dramatic changes in forward LIBOR (the London Inter-Bank Offered Rate). The change in fair value of interest rate derivatives for the nine months ended September 30, 2017 was an increase of $0.3 million compared to a decrease of $2.3 million for the corresponding period in 2016. The expense for the nine months ended September 30, 2016 was due to dedesignation of our hedge accounting.

Income tax provisions that we recognized during the three and nine months ended September 30, 2017 and 2016 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, general contracting expenses, property development and acquisitions, tenant improvements and capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness, and the issuance of equity and debt securities. We also may fund property development and acquisitions and capital improvements using our senior unsecured credit facility pending long-term financing.

As of September 30, 2017, we had unrestricted cash and cash equivalents of $19.7 million available for both current liquidity needs as well as development activities. We also had restricted cash of $3.2 million available for property improvements and required maintenance. As of September 30, 2017, we had $92.0 million of available borrowings under our credit facility to meet our short-term liquidity requirements.

Credit Facility

On October 26, 2017, we entered into an amended and restated credit agreement (the “amended credit agreement”), which provides for a $300.0 million credit facility comprised of a $150.0 million senior unsecured revolving credit facility (the “revolving credit facility”) and a $150.0 million senior unsecured term loan facility (the “term loan facility” and, together with the revolving credit facility, the “credit facility”), with Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Regions Bank and PNC Bank, National Association, as syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Regions Capital Markets and PNC Capital Markets LLC, as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole bookrunner and the other lenders party thereto. The amended credit facility replaces our prior $150.0 million revolving credit facility, which was scheduled to mature on February 20, 2019, and our prior $125.0 million term loan facility, which was scheduled to mature on February 20, 2021. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions and development and redevelopment of properties in our portfolio and for working capital.

The credit facility includes an accordion feature that allows the total commitments to be increased to $450.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders. The revolving credit facility has a scheduled maturity date of October 26, 2021, with two six-month extension options, subject to certain conditions, including payment of a 0.075% extension fee at each extension. The term loan facility has a scheduled maturity date of October 26, 2022.

The revolving credit facility bears interest at LIBOR plus a margin ranging from 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus a margin ranging from 1.35% to 1.95%, in each case depending on our total leverage. We are also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility. If we attain investment grade credit ratings from S&P and Moody’s, we may elect to have borrowings become subject to interest rates based on our credit ratings.

The Operating Partnership is the borrower under the credit facility, and its obligations under the credit facility are guaranteed by us and certain of its subsidiaries that are not otherwise prohibited from providing such guaranty.

The credit agreement contains customary representations and warranties and financial and other affirmative and negative covenants. Our ability to borrow under the credit facility is subject to our ongoing compliance with a number of financial covenants, affirmative covenants and other restrictions, including the following:

•
Total leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition that is equal to or greater than 10% of our total asset value (as defined in the credit agreement), but only up to two times during the term of the credit facility);

•	Ratio of adjusted EBITDA (as defined in the credit agreement) to fixed charges of not less than 1.50 to 1.0;

•	Tangible net worth of not less than the sum of 75% of tangible net worth (as defined in the credit agreement) as of September 30, 2017 and 75% of the net equity proceeds received after June 30, 2017;

•	Ratio of secured indebtedness to total asset value of not more than 40%;

•	Ratio of secured recourse debt to total asset value of not more than 20%;

•
Total unsecured leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition that is equal to or greater than 10% of our total asset value, but only up to two times during the term of the credit facility);

•	Unencumbered interest coverage ratio (as defined in the credit agreement) of not less than 1.75 to 1.0;

•	Ratio of unencumbered NOI (as defined in the credit agreement) to all unsecured debt of not less than 12%;

•
Maintenance of a minimum of at least 15 unencumbered properties (as defined in the credit agreement) with an unencumbered asset value (as defined in the credit agreement) of not less than $300.0 million at any time; and

•	Minimum occupancy rate (as defined in the credit agreement) for all unencumbered properties of not less than 80% at any time.

The credit facility limits our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreement allows us to pay cash dividends with respect to any 12-month period in an amount not to exceed the greater of: (i) 95% of adjusted funds from operations (as defined in the credit agreement) or (ii) the amount required for us (a) to maintain our status as a REIT and (b) to avoid income or excise tax under the Internal Revenue Code of 1986, as amended. If certain defaults or events of default exist, we may pay cash dividends with respect to any 12-month period to the extent necessary to maintain our status as a REIT. The credit facility also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates, and restricts the amount of stock and OP units that we may repurchase during the term of the credit facility.

We may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

The credit agreement includes customary events of default, in certain cases subject to customary periods to cure. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the credit facility to be immediately due and payable.

We are currently in compliance with all covenants under the credit facility.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2017 ($ in thousands):

	Amount Outstanding		Interest Rate(a)	Effective Rate for Variable Debt		Maturity Date		Balance at Maturity
Secured Debt
Lightfoot Marketplace	$12,894		LIBOR+1.90%	3.13%		November 14, 2017		$12,894
Sandbridge Commons	8,530		LIBOR+1.85%	3.08%		January 17, 2018		8,045
Columbus Village Note 1	6,124		LIBOR+2.00%	3.05%	(b)	April 5, 2018		6,033
Columbus Village Note 2	2,232		LIBOR+2.00%	3.23%		April 5, 2018		2,108
Johns Hopkins Village	46,698		LIBOR+1.90%	3.13%		July 30, 2018		46,698
North Point Note 1	9,623		6.45%			February 5, 2019		9,333
Southgate Square	20,871		LIBOR+2.00%	3.23%		April 29, 2021		18,925
249 Central Park Retail	16,910	(c)	LIBOR+1.95%	3.18%		August 8, 2021		15,959
South Retail	7,420	(c)	LIBOR+1.95%	3.18%		August 8, 2021		7,002
Fountain Plaza Retail	10,180	(c)	LIBOR+1.95%	3.18%		August 8, 2021		9,608
4525 Main Street	32,034	(d)	3.25%			September 10, 2021		30,774
Encore Apartments	24,966	(d)	3.25%			September 10, 2021		24,006
Hanbury Village	19,622		3.78%			August 15, 2022		17,109
Socastee Commons	4,796	(e)	4.57%			January 6, 2023		4,223
North Point Note 2	2,486		7.25%			September 15, 2025		1,344
Smith's Landing	19,954		4.05%			June 1, 2035		—
Liberty Apartments	19,763	(e)	5.66%			November 1, 2043		—
The Cosmopolitan	45,390		3.35%			July 1, 2051		—
Harding Place	—		LIBOR+2.95%			February 24, 2020		—
Town Center Phase VI	—		LIBOR+3.50%			June 29, 2020		—
Total secured debt	$310,493							$214,061
Unsecured Debt
Senior unsecured revolving credit facility	58,000		LIBOR+1.40% to 2.00%	2.78%		February 20, 2019	(f)	58,000
Senior unsecured term loan	75,000		LIBOR+1.35% to 1.95%	2.73%		February 20, 2020	(f)	75,000
Senior unsecured term loan	50,000		LIBOR+1.35% to 1.95%	3.50%	(b)	February 20, 2020	(f)	50,000
Total unsecured debt	$183,000							$183,000
Total principal balances	493,493							397,061
Unamortized GAAP adjustments	(4,884)							—
Indebtedness, net	$488,609							$397,061

(a)    LIBOR rate is determined by individual lenders.
(b)    Subject to an interest rate swap agreement.
(c)    Cross collateralized.
(d)    Cross collateralized.
(e)    Principal balance excluding fair value adjustments.

(f)
As described above, following an amendment and restatement of the credit agreement on October 26, 2017, the revolving credit facility has a scheduled maturity date of October 26, 2021, with a one-year extension option, subject to certain conditions, and the term loan facility has a scheduled maturity date of October 26, 2022.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of September 30, 2017, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2017	$13,948	3%
2018	67,263	14%
2019	71,376	15%
2020	130,057	26%
2021	110,458	22%
Thereafter	100,391	20%
	$493,493	100%

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

On July 13, 2017, we paid off the remaining balance of $4.9 million for the note secured by the Commonwealth of Virginia building in Chesapeake, Virginia in conjunction with the sale of this property.

On August 9, 2017, we refinanced the Hanbury Village note. The new note matures in August 2022 and has a fixed annual interest rate of 3.78%.

On August 10, 2017, we paid off $0.7 million of the Sandbridge Commons note in conjunction with the sale of a land outparcel at this property.

On September 1, 2017, we entered into a modification of The Cosmopolitan note, which reduced the annual interest rate from 3.75% to 3.35%.

On October 13, 2017, we paid off $5.0 million of the Liberty Apartments note.

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

On September 18, 2017, we entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.50% for a premium of less than $0.2 million. The interest rate cap agreement expires on October 1, 2019.

As of September 30, 2017, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
October 26, 2015	October 15, 2017	1.25%	75,000
February 25, 2016	March 1, 2018	1.50%	75,000
June 17, 2016	June 17, 2018	1.00%	70,000
February 7, 2017	March 1, 2019	1.50%	50,000
June 23, 2017	July 1, 2019	1.50%	50,000
September 18, 2017	October 1, 2019	1.50%	50,000
Total			$370,000

Off-Balance Sheet Arrangements

We have entered into standby letters of credit using the available capacity under the credit facility. Letters of credit generally are available for draw down in the event we do not perform. As of September 30, 2017, we had aggregate outstanding standby letters of credit totaling $4.1 million that expire during 2017. However, any of our standby letters of credit may be renewed for additional periods until completion of the related construction contracts. The amounts outstanding at September 30, 2017 include $2.0 million relating to construction projects and a $2.1 million letter of credit related to the guarantee on the Point Street Apartments senior construction loan.

Cash Flows

	Nine Months Ended September 30,
	2017	2016	Change
	($ in thousands)
Operating Activities	$36,598	$38,782	$(2,184)
Investing Activities	(69,485)	(187,681)	118,196
Financing Activities	30,666	145,800	(115,134)
Net Increase (Decrease)	$(2,221)	$(3,099)	$878
Cash and Cash Equivalents, Beginning of Period	$21,942	$26,989
Cash and Cash Equivalents, End of Period	$19,721	$23,890

Net cash provided by operating activities during the nine months ended September 30, 2017 decreased 5.6% compared to the nine months ended September 30, 2016, primarily as a result of timing differences in operating assets and liabilities.

During the nine months ended September 30, 2017, we invested 63.0% less cash compared to the nine months ended September 30, 2016. The primary component of the 2016 investments was our acquisition of the 11-property retail portfolio.

Net cash provided by financing activities during the nine months ended September 30, 2017 decreased 79.0% compared to the nine months ended September 30, 2016, primarily as a result of debt and credit facility repayments during the 2017 period, partially offset by increased net proceeds from equity issuances.

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

We also believe that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our year-over-year performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives and other non-comparable items.

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and nine months ended September 30, 2017 and 2016 to net income, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited, $ in thousands)
Net income	$10,461	$7,946	$24,157	$37,610
Depreciation and amortization	9,239	8,885	28,018	25,636
Gain on operating real estate dispositions	(4,200)	(3,753)	(7,595)	(30,010)
Funds from operations	$15,500	$13,078	$44,580	$33,236
Acquisition, development and other pursuit costs	61	345	477	1,486
Impairment charges	19	149	50	184
Loss on extinguishment of debt	—	82	—	82
Change in fair value of interest rate derivatives	(87)	(498)	(300)	2,264
Normalized funds from operations	$15,493	$13,156	$44,807	$37,252
Net income per diluted share and unit	$0.17	$0.15	$0.41	$0.77
FFO per diluted share and unit	$0.25	$0.25	$0.75	$0.68
Normalized FFO per diluted share and unit	$0.25	$0.26	$0.75	$0.76
Weighted average common shares and units - diluted	62,779	51,512	59,423	48,869

The adjustment for gain on operating real estate dispositions excludes the gain recognized in the three months ended March 31, 2016 on the Newport News Economic Authority building because this building was sold before being placed in service. Additionally, the adjustment for gain on operating real estate dispositions excludes the gain recognized in the three months ended September 30, 2017 on the land outparcel at Sandbridge Commons because this was a non-operating parcel.

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

At September 30, 2017, approximately $234.8 million, or 47.6%, of our debt had fixed interest rates and approximately $258.7 million, or 52.4%, had variable interest rates. At September 30, 2017, LIBOR was approximately 123 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR increased by 100 basis points, our cash flow would increase by approximately $0.5 million per year as a result of the interest rate caps. Assuming no increase in the level of our variable rate debt, if LIBOR decreased by 100 basis points, our cash flow would increase by approximately $2.4 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2017, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

The description of the credit facility under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facility" is incorporated by reference in this Item 5.

Item 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as applicable) as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
10.1
Amended and Restated Credit Agreement, dated as of October 26, 2017, among Armada Hoffler, L.P., as Borrower, Armada Hoffler Properties, Inc., as Parent, Bank of America, N.A., as Administrative Agent, and the other agents and Lenders party thereto.

10.2
Amended and Restated Guaranty Agreement, dated as of October 26, 2017, among certain subsidiaries of Armada Hoffler, L.P. named therein for the benefit of the Administrative Agent and the Lenders named in the Amended and Restated Credit Agreement.

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

ARMADA HOFFLER PROPERTIES, INC.

Date: November 1, 2017	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)