Form 10-K
period 2017-12-31
Armada Hoffler Properties, Inc.
filed 2018-02-23
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ◻    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $573.6 million, based on the closing sales price of $12.95 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of February 21, 2018, the registrant had 45,100,351 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2017.

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2017

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	our failure to develop the properties in our development pipeline successfully, on the anticipated timeline, or at the anticipated costs;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of, or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	difficulties in identifying or completing development, acquisition, or disposition opportunities;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate services segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	our inability to extend the maturity of or refinance existing debt or comply with the financial covenants in the agreements that govern our existing debt;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

ii

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	potential negative impacts from the recent changes to the U.S. tax laws.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events, or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. We caution investors not to place undue reliance on these forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

iii

PART I

Item 1.	Business.

Our Company

References to “we,” “our,” “us” and “our company” refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership (the “Operating Partnership”), of which we are the sole general partner.

We are a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. In addition to the ownership of our operating property portfolio, we develop and build properties for our own account and through joint ventures between us and unaffiliated partners. We also provide general contracting services to third parties. Our construction and development experience includes mid- and high-rise office buildings, retail strip malls and retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution and manufacturing facilities, educational, medical and special purpose facilities, government projects, parking garages and mixed-use town centers. Our third-party construction contracts have included signature properties across the Mid-Atlantic region, such as the Inner Harbor East development in Baltimore, Maryland, including the Four Seasons Hotel and Legg Mason office tower, the Mandarin Oriental Hotel in Washington, D.C., and a $50.0 million proton therapy institute for Hampton University in Hampton, Virginia. Our construction company historically has been ranked among the “Top 400 General Contractors” nationwide by Engineering News Record and has been ranked among the “Top 50 Retail Contractors” by Shopping Center World.

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2017, we owned, through a combination of direct and indirect interests, 72.0% of the units of limited partnership interest in our Operating Partnership (“OP Units”).

2017 Highlights

The following highlights our results of operations and significant transactions for the year ended December 31, 2017:

•	Net income of $29.9 million, or $0.50 per diluted share, compared to $42.8 million, or $0.85 per diluted share, for the year ended December 31, 2016.

•	Funds from operations (“FFO”) of $59.7 million, or $0.99 per diluted share, compared to $48.0 million, or $0.96 per diluted share, for the year ended December 31, 2016.

•	Normalized FFO of $59.3 million, or $0.99 per diluted share, compared to $50.9 million, or $1.01 per diluted share, for the year ended December 31, 2016.

•	Property segment net operating income (“NOI”) of $72.8 million compared to $67.9 million for the year ended December 31, 2016:

•	Office NOI of $11.9 million compared to $13.4 million

•	Retail NOI of $46.7 million compared to $42.0 million

•	Multifamily NOI of $14.2 million compared to $12.5 million

•	Same store NOI of $45.2 million compared to $46.8 million for the year ended December 31, 2016:

•	Office same store NOI of $8.2 million compared to $9.1 million

•	Retail same store NOI of $27.0 million compared to $26.9 million

•	Multifamily same store NOI of $10.0 million compared to $10.8 million

•	Stabilized portfolio occupancy by segment, excluding properties subject to ground leases, as of December 31, 2017 compared to December 31, 2016:

•	Office occupancy at 89.9% compared to 86.8%

•	Retail occupancy at 96.5% compared to 95.8%

•	Multifamily occupancy at 92.9% compared to 94.3%

•
Made significant progress in the joint venture development of One City Center, a mixed-use project located in Durham, North Carolina, with delivery scheduled for the third quarter of 2018. Executed a lease agreement with WeWork, a New York City based co-working space company, that will occupy 62,000 square feet of space, bringing total office pre-leasing to approximately 90% for this asset.

•	Made significant progress on the Point Street apartments at Harbor Point in Baltimore, with units scheduled to be delivered in early 2018.

•	Made significant progress on the Harding Place project in Midtown Charlotte.

•	Completed construction of The Residences at Annapolis Junction Town Center, located approximately two miles from Fort Meade.

•
Topped out on the construction of Phase VI of the Town Center of Virginia Beach, with delivery scheduled for the summer of 2018, and announced that Williams Sonoma and Pottery Barn will be the anchor tenants of this development.

•	Completed the dispositions of:

•	The Wawa outparcel at Greentree Shopping Center for $4.6 million at a gain of $3.4 million.

•	Two office properties leased by the Commonwealth of Virginia for an aggregate sales price of $13.2 million representing a 38% profit over development cost.

•	A non-operating land outparcel at Sandbridge Commons for $1.0 million at a gain of $0.5 million.

•	Completed the acquisitions of:

•	The outparcel phase of Wendover Village in Greensboro, North Carolina for $14.3 million. We previously acquired the primary phase of Wendover Village in January 2016.

•	Undeveloped land parcels in Charleston, South Carolina for $7.1 million and $7.2 million for the development of the 595 King Street property and the 530 Meeting Street property, respectively.

•	Began construction on our two student housing projects (595 King Street and 530 Meeting Street) in Charleston, South Carolina.

•
Invested in the development of an estimated $34.0 million Whole Foods-anchored center located in Decatur, Georgia and invested in the development of a second Whole Foods-anchored center in Delray Beach, Florida through mezzanine lending.

•	General contracting and real estate services segment gross profit of $7.4 million compared to $5.7 million for the year ended December 31, 2016.

•
Closed on a new, expanded and unsecured $300 million credit facility that includes a $150 million term loan with Bank of America, N.A. serving as the administrative agent and Regions Bank and PNC Bank, National Association serving as joint lead arrangers and syndication agents.

•	Completed an underwritten public offering of 6.9 million shares of common stock at a public offering price of $13.00 per share on May 12, 2017, generating net proceeds of $85.3 million.

•	Raised $6.2 million of net proceeds at a weighted average price of $14.08 per share under our at-the-market continuous equity offering programs.

•	Declared cash dividends of $0.76 per share compared to $0.72 per share for the year ended December 31, 2016.

•	Subsequent to December 31, 2017, we:

◦
Entered into a joint venture agreement as a majority partner to develop, build, and own an estimated $23 million Lowes Foods-anchored retail center in Mount Pleasant, South Carolina, increasing our development pipeline to $484 million.

◦
Added approximately 132,000 square feet of retail space through the acquisitions of Indian Lakes Crossing, a Harris Teeter-anchored shopping center in Virginia Beach, Virginia, and Parkway Centre, a newly developed Publix-anchored shopping center in Moultrie, Georgia.

For definitions and discussion of FFO, Normalized FFO, NOI and same store NOI, see the sections below entitled “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•
Seasoned, Committed and Aligned Senior Management Team with a Proven Track Record. Our senior management team has extensive experience developing, constructing, owning, operating, renovating and financing institutional-grade office, retail, multifamily and hotel properties in the Mid-Atlantic and Southeastern regions. As of December 31, 2017, our named executive officers and directors collectively owned approximately 17% of our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

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

Our Properties

As of December 31, 2017, our operating property portfolio comprised the following:

			Ownership	Net Rentable				ABR per
Property	Location	Year Built	Interest	Square Feet(1)	Occupancy(2)		ABR(3)	Leased SF(3)
Office Properties
4525 Main Street	Virginia Beach, VA	2014	100%	237,893	93.1%		$6,246,029	$28.21
Armada Hoffler Tower(4)(5)	Virginia Beach, VA	2002	100%	324,242	91.9		8,604,490	28.89
One Columbus	Virginia Beach, VA	1984	100%	129,272	85.7		2,784,294	25.14
Two Columbus	Virginia Beach, VA	2009	100%	108,467	82.5		2,380,130	26.61
Total / Weighted Average				799,874	89.9%		$20,014,944	$27.82
Retail Properties
249 Central Park Retail(5)	Virginia Beach, VA	2004	100%	92,710	96.6%		$2,525,113	$28.19
Alexander Pointe	Salisbury, NC	1997	100%	57,710	97.6		653,513	11.61
Bermuda Crossroads(6)	Chester, VA	2001	100%	122,566	92.4		1,656,942	14.63
Broad Creek Shopping Center(6)	Norfolk, VA	1997/2001	100%	250,416	100.0		3,858,878	15.41
Broadmoor Plaza	South Bend, IN	1980	100%	115,059	92.2		1,251,946	11.81
Brooks Crossing(7)	Newport News, VA	2016	65%	18,349	59.8		151,380	13.80
Columbus Village	Virginia Beach, VA	1980/2013	100%	66,594	88.5		1,145,259	19.42
Columbus Village II	Virginia Beach, VA	1995/1996	100%	92,061	100.0		1,652,246	17.95
Commerce Street Retail(5)	Virginia Beach, VA	2008	100%	19,173	100.0		856,862	44.69
Courthouse 7-Eleven	Virginia Beach, VA	2011	100%	3,177	100.0		139,280	43.84
Dick’s at Town Center	Virginia Beach, VA	2002	100%	103,335	100.0		1,241,201	12.01
Dimmock Square	Colonial Heights, VA	1998	100%	106,166	97.2		1,749,019	16.95
Fountain Plaza Retail	Virginia Beach, VA	2004	100%	35,961	100.0		1,022,080	28.42
Gainsborough Square	Chesapeake, VA	1999	100%	88,862	92.5		1,242,046	15.12
Greentree Shopping Center	Chesapeake, VA	2014	100%	15,719	92.6		318,839	21.90
Hanbury Village(6)	Chesapeake, VA	2006/2009	100%	116,635	97.0		2,422,431	21.40
Harper Hill Commons(6)	Winston-Salem, NC	2004	100%	96,914	80.5		894,989	11.47
Harrisonburg Regal	Harrisonburg, VA	1999	100%	49,000	100.0		683,550	13.95
Lightfoot Marketplace(6)(7)	Williamsburg, VA	2016	70%	107,643	77.4		1,247,430	14.97
North Hampton Market	Taylors, SC	2004	100%	114,935	99.0		1,436,099	12.63
North Point Center(6)	Durham, NC	1998/2009	100%	496,246	99.3		3,706,247	7.52
Oakland Marketplace(6)	Oakland, TN	2004	100%	64,600	97.8		455,044	7.20
Parkway Marketplace	Virginia Beach, VA	1998	100%	37,804	100.0		759,992	20.10
Patterson Place	Durham, NC	2004	100%	160,942	96.1		2,428,883	15.70
Perry Hall Marketplace	Perry Hall, MD	2001	100%	74,256	100.0		1,252,232	16.86
Providence Plaza	Charlotte, NC	2007/2008	100%	103,118	96.3		2,647,044	26.34
Renaissance Square	Davidson, NC	2008	100%	80,467	88.0		1,219,477	17.22
Sandbridge Commons(6)	Virginia Beach, VA	2015	100%	71,417	100.0		1,005,441	14.08
Socastee Commons	Myrtle Beach, SC	2000/2014	100%	57,273	100.0		656,700	11.47
Southgate Square	Colonial Heights, VA	1991/2016	100%	220,131	92.1		2,764,187	13.64
Southshore Shops	Midlothian, VA	2006	100%	40,333	93.2		761,254	20.24
South Retail	Virginia Beach, VA	2002	100%	38,515	100.0		947,752	24.61
South Square(6)	Durham, NC	1977/2005	100%	109,590	100.0		1,898,676	17.33
Stone House Square(6)	Hagerstown, MD	2008	100%	112,274	90.7		1,744,377	17.13
Studio 56 Retail	Virginia Beach, VA	2007	100%	11,594	100.0		378,009	32.60
Tyre Neck Harris Teeter(6)	Portsmouth, VA	2011	100%	48,859	100.0		533,052	10.91
Waynesboro Commons	Waynesboro, VA	1993	100%	52,415	100.0		428,996	8.18
Wendover Village	Greensboro, NC	2004	100%	171,653	99.2		3,060,233	17.96
Total / Weighted Average				3,624,472	96.5%	(8)	$52,796,699	$15.21

			Ownership				Monthly Rent per
	Location	Year Built	Interest	Units	Occupancy(2)	ABR(9)	Occupied Unit/Bed(10)
Multifamily Properties
Encore Apartments	Virginia Beach, VA	2014	100%	286	91.6%	$4,053,588	$1,289.31
Johns Hopkins Village(11)(12)	Baltimore, MD	2016	100%	157	100.0	6,750,624	990.41
Liberty Apartments(11)	Newport News, VA	2013	100%	197	86.0	2,131,668	1,048.51
Smith’s Landing(12)	Blacksburg, VA	2009	100%	284	98.6	3,821,856	1,137.46
The Cosmopolitan(11)	Virginia Beach, VA	2006	100%	342	90.1	5,541,936	1,499.44
Total / Weighted Average				1,266	92.9%	$22,299,672	$1,233.61
________________________________________

(1)
The net rentable square footage for each of our office and retail properties is the sum of (a) the square footage of existing leases, plus (b) for available space, management’s estimate of net rentable square footage based, in part, on past leases. The net rentable square footage included in office leases is generally consistent with the Building Owners and Managers Association 1996 measurement guidelines.

(2)
Occupancy for each of our office and retail properties is calculated as (a) square footage under executed leases as of December 31, 2017 divided by (b) net rentable square feet, expressed as a percentage. Occupancy for our multifamily properties is calculated as (a) total units occupied as of December 31, 2017 divided by (b) total units available, expressed as a percentage.

(3)
For the properties in our office and retail portfolios, annualized base rent ("ABR") is calculated by multiplying (a) monthly base rent (defined as cash base rent, before contractual tenant concessions and abatements, and excluding tenant reimbursements for expenses paid by us) as of December 31, 2017 for in-place leases as of such date by (b) 12, and does not give effect to periodic contractual rent increases or contingent rental revenue (e.g., percentage rent based on tenant sales thresholds). ABR per leased square foot is calculated by dividing (a) ABR by (b) square footage under in-place leases as of December 31, 2017. In the case of triple net or modified gross leases, our calculation of ABR does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.

(4)
As of December 31, 2017, we occupied 41,103 square feet at these two properties at an ABR of $1.2 million, or $30.31 per leased square foot, which amounts are reflected in this table. The rent paid by us is eliminated in accordance with U.S. generally accepted accounting principles ("GAAP").

(5)	Includes ABR pursuant to a rooftop lease.

(6)	Net rentable square feet at certain of our retail properties includes pad sites leased pursuant to the ground leases in the table below:

		Square Footage
	Number of	Leased Pursuant to
Properties Subject to Ground Lease	Ground Leases	Ground Leases	ABR
Bermuda Crossroads	2	11,000	$170,610
Broad Creek Shopping Center	6	22,737	621,601
Hanbury Village	2	55,586	1,082,118
Harper Hill Commons	1	41,520	373,680
Lightfoot Marketplace	1	51,750	543,375
North Point Center	4	280,556	1,131,953
Oakland Marketplace	1	45,000	186,300
Sandbridge Commons	2	55,288	675,467
South Square	1	1,778	60,000
Stone House Square	1	3,650	165,000
Tyre Neck Harris Teeter	1	48,859	533,052
Total / Weighted Average	22	617,724	$5,543,156

(7)
We are entitled to a preferred return of 8% and 9% on our investment in Brooks Crossing and Lightfoot Marketplace, respectively. These properties were not stabilized as of December 31, 2017. See "Development Pipeline" below for our definition of stabilized.

(8)	Weighted average occupancy includes only stabilized properties. See "Development Pipeline" below for our definition of stabilized.

(9)	For the properties in our multifamily portfolio, ABR is calculated by multiplying (a) base rental payments for the month ended December 31, 2017 by (b) 12.

(10)
Monthly rent per occupied unit/bed is calculated by dividing total base rental payments for the month ended December 31, 2017 by the number of occupied units (or, in the case of Johns Hopkins Village, occupied beds) as of December 31, 2017.

(11)	The ABR for Liberty, Cosmopolitan, and John Hopkins Village excludes $244,000, $716,000, and $1.2 million from ground floor retail leases, respectively.

(12)	We lease the land underlying this property pursuant to a ground lease.

Lease Expirations

The following tables summarize the scheduled expirations of leases in our office and retail operating property portfolios as of December 31, 2017. The information in the following tables does not assume the exercise of any renewal options.

Office Lease Expirations

		Square			% of Office
	Number of	Footage of	% Portfolio		Portfolio	Annualized Base
	Leases	Leases	Net Rentable	Annualized	Annualized	Rent per Leased
Year of Lease Expiration	Expiring	Expiring	Square Feet	Base Rent	Base Rent	Square Foot
Available	—	80,388	10.1%	$—	—%	$—
Month-to-Month	3	633	0.1	20,400	0.1	32.23
2018	11	39,734	5.0	1,276,658	6.4	32.13
2019	14	84,418	10.6	2,104,581	10.5	24.93
2020	7	26,537	3.3	742,047	3.7	27.96
2021	8	46,798	5.8	1,310,134	6.5	28.00
2022	9	73,800	9.2	2,059,496	10.3	27.91
2023	7	67,132	8.4	1,737,304	8.7	25.88
2024	4	70,617	8.8	2,063,738	10.3	29.22
2025	6	66,487	8.3	1,883,863	9.4	28.33
2026	3	15,140	1.9	329,509	1.7	21.76
2027	3	49,081	6.1	1,395,538	7.0	28.43
2028	1	22,950	2.9	642,600	3.2	28.00
Thereafter	3	156,140	19.5	4,449,076	22.2	28.49
Total / Weighted Average	79	799,855	100.0%	$20,014,944	100.0%	$27.82

Retail Lease Expirations

		Square			% of Retail
	Number of	Footage of	% Portfolio		Portfolio	Annualized Base
	Leases	Leases	Net Rentable	Annualized	Annualized	Rent per Leased
Year of Lease Expiration	Expiring	Expiring	Square Feet	Base Rent	Base Rent	Square Foot
Available	—	153,263	4.2%	$—	—%	$—
Month-to-Month	4	4,728	0.1	68,990	0.1	14.59
2018	60	183,508	5.1	3,425,837	6.5	18.67
2019	87	588,052	16.2	9,211,040	17.4	15.66
2020	73	575,303	15.9	8,012,634	15.2	13.93
2021	56	283,832	7.8	5,116,496	9.7	18.03
2022	51	409,682	11.3	6,591,039	12.5	16.09
2023	27	346,372	9.6	4,626,776	8.8	13.36
2024	18	168,018	4.7	2,667,454	5.1	15.88
2025	17	226,427	6.2	2,404,463	4.6	10.62
2026	19	166,665	4.6	2,882,771	5.5	17.30
2027	14	105,286	2.9	2,283,629	4.3	21.69
2028	8	171,136	4.7	2,038,095	3.9	11.91
Thereafter	11	242,200	6.7	3,467,475	6.4	14.32
Total / Weighted Average	445	3,624,472	100.0%	$52,796,699	100.0%	$15.21

Tenant Diversification

The following tables list the 10 largest tenants in each of our office and retail operating property portfolios, based on annualized base rent as of December 31, 2017 ($ in thousands):

		% of	% of
		Office	Total
		Portfolio	Portfolio
	Annualized	Annualized	Annualized
Office Tenant	Base Rent	Base Rent	Base Rent
Clark Nexsen	$2,537	12.7%	2.7%
Hampton University	1,054	5.3	1.1
Mythics	1,052	5.3	1.1
Pender & Coward	860	4.3	0.9
Kimley-Horn	859	4.3	0.9
Troutman Sanders	838	4.2	0.9
The Art Institute	835	4.2	0.9
City of Virginia Beach Development Authority	722	3.6	0.8
Cherry Bekaert	708	3.5	0.7
Williams Mullen	643	3.2	0.7
Top 10 Total	$10,108	50.6%	10.7%

		% of	% of
		Retail	Total
		Portfolio	Portfolio
	Annualized	Annualized	Annualized
Retail Tenant	Base Rent	Base Rent	Base Rent
Kroger/Harris Teeter	$5,831	11.0%	6.1%
Home Depot	2,237	4.2	2.4
Regal Cinemas	1,679	3.2	1.8
Bed, Bath, & Beyond	1,677	3.2	1.8
PetSmart	1,438	2.7	1.5
Food Lion	1,291	2.4	1.4
Dick's Sporting Goods	840	1.6	0.9
Safeway	821	1.6	0.9
Weis Markets	802	1.5	0.8
Ross Dress for Less	762	1.4	0.8
Top 10 Total	$17,378	32.8%	18.4%

Development Pipeline

In addition to the properties in our operating property portfolio as of December 31, 2017, we had the following properties in various stages of development and stabilization. We generally consider a property to be stabilized when it reaches 80% occupancy or thirteen quarters after the property receives its certificate of occupancy.

Pending Delivery			($ in '000s)		Schedule(1)
							Stabilized
		Estimated	Estimated	Incurred		Initial	Operation	AHH
Property	Location	Size(1)	Cost(1)	Cost	Start	Occupancy	(2)	Ownership %	Property Type
Town Center Phase VI	Virginia Beach, VA	39,000 sf 131 Units	$43,000	$22,000	4Q16	3Q18	3Q19	100%	Mixed-use
Harding Place	Charlotte, NC	225 units	47,000	29,000	3Q16	3Q18	1Q20	80% (3)	Multifamily
595 King Street	Charleston, SC	74 units	48,000	13,000	3Q17	3Q19	3Q19	92.5%	Multifamily
530 Meeting Street	Charleston, SC	114 units	53,000	13,000	3Q17	3Q19	3Q19	90%	Multifamily
Brooks Crossing	Newport News, VA	100,000 sf	22,000	1,000	1Q18	1Q19	2Q19	65% (3)	Office
Total Development, Pending Delivery			$213,000	$78,000

Delivered Not Stabilized			($ in '000s)		Schedule
							Stabilized
		Estimated	Estimated	Incurred		Initial	Operation	AHH
Property	Location	Size(1)	Cost(1)	Cost	Start	Occupancy	(1)(2)	Ownership %	Property Type
Brooks Crossing	Newport News, VA	18,349 sf	$3,000	$3,000	3Q15	3Q16	4Q18	65% (3)	Retail
Lightfoot Marketplace	Williamsburg, VA	107,643 sf	25,000	23,000	3Q14	3Q16	2Q18	70% (3)	Retail
Total Development, Delivered Not Stabilized			28,000	26,000
Total			$241,000	$104,000
________________________________________

(1)	Represents estimates that may change as the development/stabilization process proceeds.

(2)	Estimated first full quarter of stabilized operations.

(3)	We are entitled to a preferred return on our equity prior to any distributions to minority partners.

Our execution on all of the projects identified in the preceding table are subject to, among other factors, regulatory approvals, financing availability and suitable market conditions.

Town Center Phase VI is the next phase of development in the Town Center of Virginia Beach, a $43.0 million mixed-use project expected to include 39,000 square feet of retail space, which is 47% pre-leased as of the date of this report, and 131 luxury apartments, as part of our ongoing public-private partnership with the City of Virginia Beach. This project is expected to be delivered in the third quarter of 2018.

Harding Place is a $47.0 million Class A multifamily property being developed in Midtown Charlotte, North Carolina with expected delivery in 2018.

595 King Street is a $48.0 million student housing property being developed in Charleston, South Carolina with expected delivery in 2019.

530 Meeting Street is a $53.0 million student housing property being developed in Charleston, South Carolina with expected delivery in 2019.

Brooks Crossing is our public-private partnership with the City of Newport News, Virginia designed to revitalize the east end of the city. The project includes 18,000 square feet of retail space and is leased by various small retailers. As of December 31, 2017, the project was 60% leased.  Additionally, we have agreed to develop, build and own a 100,000 square foot office tower anchored by Newport News Shipbuilding, a division of Huntington Ingalls Industries (NYSE:HII), as part of Brooks Crossing. As of December 31, 2017, the office tower was approximately 80% leased.

Lightfoot Marketplace is a grocery-anchored shopping center in Williamsburg, Virginia. Harris Teeter has signed a 20-year ground lease for a new 53,000 square foot store. Lightfoot Marketplace also includes an additional 34,000 square feet of shops and restaurants as well as a 22,000 square foot build-to-suit building for Children’s Hospital of the King’s Daughters.   As of December 31, 2017, the project was approximately 77% leased.

Other Investments

Point Street Apartments

On October 15, 2015, we agreed to invest up to $28.2 million in the Point Street Apartments project in the Harbor Point area of Baltimore, Maryland. Point Street Apartments is an estimated $98.0 million development project with plans for a 17-story building comprised of 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged us to serve as construction general contractor. Point Street Apartments is scheduled to open in the first quarter of 2018; however, we can provide no assurances that Point Street Apartments will open on the anticipated timeline or be completed at the anticipated cost.

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

Our investment in the Point Street Apartments project is in the form of a loan under which BDG may borrow up to $28.2 million (the “BDG loan”) at an interest rate of 8.0% per annum . As of December 31, 2017, we have funded $22.4 million under the BDG loan and for the year ended December 31, 2017, we recognized $1.7 million of interest income on the BDG loan. See Note 6 to the accompanying consolidated financial statements.

One City Center

On February 25, 2016, we announced our joint venture with Austin Lawrence Partners to develop and construct One City Center in Durham, North Carolina. One City Center is a 22-story mixed-use project that is expected to include 130,000 square feet of office space, anchored by a 55,000 square foot lease with Duke University and a 62,000 square foot lease with WeWork, along with 22,000 square feet of street-level retail space and 139 residential units. We are a minority partner in the joint venture and will serve as the project's general contractor, with full ownership of the office and retail portions of the project upon completion. Our equity investment in the joint venture as of December 31, 2017 is approximately $11.4 million. The project is scheduled to be completed in mid-2018. The project at One City Center is an unconsolidated joint venture.

Annapolis Junction

On April 21, 2016, we entered into a note receivable with a maximum principal balance of $48.1 million in the Annapolis Junction residential component of the Annapolis Junction Town Center project in Maryland (“Annapolis Junction”). Annapolis Junction is an estimated $106.0 million mixed-use development project with plans for 416 residential units, 17,000 square feet of retail space, and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and has engaged us to serve as construction general contractor for the residential component. Annapolis Junction opened during the fourth quarter of 2017. Leasing activities continue, and stabilization is anticipated in the first quarter of 2019; however, we can provide no assurances that the stabilization of Annapolis Junction will occur on the anticipated timeline or at the anticipated cost.

AJAO secured a senior construction loan of up to $60.0 million to fund the development and construction of Annapolis Junction's residential component on September 30, 2016. We have agreed to guarantee $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Annapolis Junction upon completion of the project as follows: (i) an option to purchase an 80% indirect interest in Annapolis Junction's residential component for the lesser of the seller’s budgeted or actual cost, exercisable within one year from the project’s completion (the “First Option”) and (ii) provided that we have exercised the First Option, an option to purchase an additional 8% indirect interest in Annapolis Junction for the lesser of the seller’s actual or budgeted cost, exercisable within 27 months from the project’s completion. Our investment in the Annapolis Junction project is in the form of a loan under which AJAO may borrow up to $48.1 million at an interest rate of 10.0% per annum, including a $6.0 million interest reserve (the “AJAO loan”). During the years ended December 31, 2017 and 2016, we recognized $4.1 million and $2.0 million, respectively, of interest income on the note. The balance on the Annapolis Junction note was $43.0 million and $38.9 million as of December 31, 2017 and 2016, respectively.

North Decatur Square

On May 15, 2017, we invested in the development of an estimated $34.0 million Whole Foods-anchored center located in Decatur, Georgia. Our investment is in the form of a mezzanine loan of up to $21.8 million to the developer, North Decatur Square Holdings, LLC. The mezzanine loan bears interest at an annual rate of 15%. As of December 31, 2017, we had funded $11.8 million on this loan. During the year ended December 31, 2017, we recognized $1.0 million of interest income on this loan. On January 31, 2018, this loan was modified to increase the maximum amount of the loan to $25.7 million due to an increase in the scope of the project.

Delray Plaza

On October 27, 2017, we invested in the development of an estimated $20.0 million Whole Foods-anchored center located in Delray Beach, Florida. Our investment is in the form of a mezzanine loan of up to $13.1 million to the developer, Delray Plaza Holdings, LLC. The mezzanine loan bears interest at an annual rate of 15%. As of December 31, 2017, we had funded $5.4 million on this loan. During the year ended December 31, 2017, we recognized $0.2 million of interest income on this loan.

Acquisitions and Dispositions

On January 4, 2017, we acquired undeveloped land in Charleston, South Carolina for a contract price of $7.1 million plus capitalized acquisition costs of $0.2 million. We are using the land for the development of the 595 King Street property.

On January 20, 2017, we completed the sale of the Wawa outparcel at Greentree Shopping Center. Net proceeds after transaction costs were $4.4 million. The gain on the disposition was $3.4 million.

On July 11, 2017, we acquired undeveloped land in Charleston, South Carolina for a contract price of $7.2 million plus capitalized acquisition costs of $0.1 million. We are using the land for the development of the 530 Meeting Street property.

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

Subsequent to December 31, 2017

On January 9, 2018, we acquired Indian Lakes Crossing, a Harris Teeter-anchored shopping center in Virginia Beach, Virginia, for a contract price of $14.7 million plus capitalized acquisition costs of $0.2 million.

On January 29, 2018, we acquired Parkway Centre, a newly developed Publix-anchored shopping center in Moultrie, Georgia, for total consideration of $11.3 million ($9.6 million in cash and $1.7 million in the form of OP Units) plus estimated capitalized acquisition costs of $0.3 million.

On November 30, 2017, we entered into a lease agreement with Bottling Group, LLC for a new distribution facility that we will develop and construct for expected delivery in 2018. On January 29, 2018, we acquired undeveloped land in Chesterfield, Virginia, a portion of which will serve as the site for this facility, for a contract price of $2.4 million plus capitalized acquisition costs of $0.1 million.

On February 16, 2018, through a consolidated joint venture, we acquired undeveloped land in Mount Pleasant, South Carolina for a contract price of $2.9 million plus capitalized acquisition costs of $0.1 million. We plan to use the land for the development of an estimated $23.0 million Lowes Foods-anchored shopping center.

Segments

As of December 31, 2017, we operated in four business segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services. Additional information regarding our four operating segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy, in addition to other coverage that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, like those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, for such events. In addition, all but two of the properties in our portfolio as of December 31, 2017 were located in Virginia, Maryland, North Carolina and South Carolina, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

Regulation

General

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of the properties in our portfolio has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and we are aware that some particular properties may currently be in non-compliance with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance, the imposition of fines, an award of damages to private litigants, and a limitation on our ability to refinance outstanding indebtedness. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products, propane, or other hazardous or toxic substances.

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

Similarly, environmental laws govern the presence, maintenance, and removal of lead-based paint in residential buildings, and may impose fines and penalties for failure to comply with these requirements. Such laws require, among other things, that owners or operators of residential facilities that contain or potentially contain lead-based paint notify residents of the presence or potential presence of lead-based paint prior to occupancy and prior to renovations and manage lead-based paint waste appropriately. In addition, the presence of lead-based paint in our buildings may expose us to third-party liability (e.g., liability for personal injury associated with exposure to lead-based paint). We are not presently aware of any material adverse issues at our properties involving lead-based paint.

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

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses, and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.

Competition

We compete with a number of developers, owners, and operators of office, retail, and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility, and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained, and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-lease space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space.

We also face competition when pursuing development and acquisition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us, and otherwise be in a better position to acquire or develop a property. Competition may also have the effect of reducing the number of suitable development and acquisition opportunities available to us or increasing the price required to consummate a development or acquisition opportunity.

In addition, we face competition in our construction business from other construction companies in the markets in which we operate, including small local companies and large regional and national companies. In our construction business, we compete for construction projects based on several factors, including cost, reputation for quality and timeliness, access to machinery and equipment, access to and relationships with high-quality subcontractors, financial strength, knowledge of local markets, and project management abilities. We believe that we compete favorably on the basis of the foregoing factors and that our construction business is well-positioned to compete effectively in the markets in which we operate. However, some of the construction companies with which we compete have different cost structures and greater financial and other resources than we do, which may put them at an advantage when competing with us for construction projects. Competition from other construction companies may reduce the number of construction projects that we are hired to complete and increase pricing pressure, either of which could reduce the profitability of our construction business.

Employees

As of December 31, 2017, we had 160 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flow, the market price of shares of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Business

The geographic concentration of our portfolio could cause us to be more susceptible to adverse economic or regulatory developments in the markets in which our properties are located than if we owned a more geographically diverse portfolio.

The majority of the properties in our portfolio are located in Virginia and North Carolina, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2017, our properties in the Virginia and North Carolina markets represented approximately 68% and 17%, respectively, of the total annualized base rent of the properties in our portfolio. Furthermore, many of our properties are located in the Town Center of Virginia Beach, and rental revenues from our Town Center properties represented 38% of our total rental revenues for the year ended December 31, 2017. As a result of this geographic concentration, we are particularly susceptible to adverse economic, regulatory or other conditions in the Virginia and North Carolina markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia and North Carolina in which many of the properties in our portfolio are located contain high concentrations of military personnel and operations. A reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a downturn in the economy in Virginia or North Carolina, our operations, revenue, and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially and adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail or multifamily properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for office, retail or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

As of December 31, 2017, we had total debt outstanding of approximately $517.3 million, including amounts drawn under our credit facility, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. Excluding unamortized fair value adjustments and debt issuance costs, the aggregate outstanding principal balance of our debt was $523.4 million as of December 31, 2017, of which $77.7 million is scheduled to mature in 2018. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

If any one of these events were to occur, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The loss of, or a store closure by, one of the anchor stores or major tenants in our retail shopping center properties could result in a material decrease in our rental income, which would have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Our retail shopping center properties typically are anchored by large, nationally recognized tenants. As of December 31, 2017, Kroger/Harris Teeter, Home Depot, Regal Cinemas, and Bed Bath & Beyond collectively represented approximately 21.6%, and individually represented 11.0%, 4.2%, 3.2% and 3.2%, respectively, of the total annualized base rent in our retail portfolio. In addition, several of our retail properties are single-tenant properties or are occupied primarily by a single tenant. As of December 31, 2017, the Courthouse 7-Eleven, Tyre Neck Harris Teeter, and Harrisonburg Regal retail properties in our portfolio were 100% occupied by 7-Eleven, Harris Teeter and Regal Cinemas, respectively, and the Dick’s at Town Center, Sandbridge Commons, Perry Hall Marketplace, and Studio 56 retail properties were approximately 81%, 77%, 74% and 69% occupied by Dick’s Sporting Goods, Harris Teeter, Safeway and McCormick & Schmick’s, respectively. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of such tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. Furthermore, mergers or consolidations among retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties.

Loss of, or a store closure by, an anchor or major tenant could significantly reduce our occupancy level or the rent we receive from our retail properties, and we may not have the right, or otherwise may be unable, to re-lease the vacated space at attractive rents or at all. Moreover, in the event of default by a major tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties. The occurrence of any of the situations described above, particularly if it involves an anchor tenant with leases in multiple locations, could seriously harm our performance and could adversely affect the value of the affected retail property.

In the event that any of the anchor stores, major tenants or single-tenant property tenants in our retail properties do not renew their leases with us when they expire, we may be unable to re-lease such premises at market rents or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations.

We may be unable to renew leases, lease vacant space or re-lease space on favorable terms or at all as leases expire, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

As of December 31, 2017, approximately 5.3% of the square footage of the properties in our stabilized office and retail portfolios was available. Additionally, 6.4% and 10.5% of the annualized base rent in our office portfolio was scheduled to expire in 2018 and 2019, respectively, and 6.5% and 17.4% of the annualized base rent in our retail portfolio was scheduled to expire in 2018 and 2019, respectively. We cannot assure you that new leases will be entered into, that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, fears of a recession, personal debt levels, the housing market, stock market volatility and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected.

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

Our multifamily apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental units, as well as owner-occupied single-family and multifamily units. Competitive housing in a particular area and an increase in affordability of owner-occupied single-family and multifamily units due to, among other things, declining housing prices, oversupply, mortgage interest rates and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment units and increase or maintain rents at our multifamily properties, which could adversely impact our results of operations, cash flow and cash available for distribution.

The failure of properties that we develop or acquire in the future to meet our financial expectations could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution, ability to service our debt obligations, the per share trading price of our common stock, and growth prospects.

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

If we cannot operate acquired or developed properties to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution, ability to service our debt obligations, the per share trading price of our common stock, and growth prospects could be materially and adversely affected.

Failure to succeed in new markets may limit our growth.
We have acquired in the past, and we may acquire in the future if appropriate opportunities arise, properties that are outside of our primary markets. Entering into new markets exposes us to a variety of risks, including difficulty evaluating local market conditions and local economies, developing new business relationships in the area, competing with other companies that already have an established presence in the area, hiring and retaining key personnel, evaluating quality tenants in the area, and a lack of familiarity with local governmental and permitting procedures. Furthermore, expansion into new markets may divert management time and other resources away from our current primary markets. As a result, we may not be successful in expanding into new markets, which could adversely impact our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.
We depend on significant tenants in certain of our office properties, and an inability to pay rent by any of these tenants could result in a material decrease in our rental income, which would have an adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

As of December 31, 2017, the top ten largest tenants in our office portfolio collectively accounted for approximately 50.6% of the total annualized base rent in our office portfolio. Furthermore, Clark Nexsen, Hampton University, and Mythics accounted for 12.7%, 5.3%, and 5.3%, respectively, of the total annualized base rent in our office portfolio as of December 31, 2017. The inability of these or other significant tenants to pay rent or renew their leases upon expiration could materially and adversely affect the income produced by our office properties, which would have an adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

A bankruptcy or insolvency of any of our significant tenants in our office or retail properties could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution and ability to service our debt obligations.

If a significant tenant in our office or retail properties becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. If any of these tenants were to experience a downturn in its business or a weakening of its financial condition resulting in its failure to make timely rental payments or causing it to default under its lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. In many cases, we may have made substantial initial investments in the applicable leases through tenant improvement allowances and other concessions that we may not be able to recover. Any such event could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Certain of the leases at our retail properties contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could materially and adversely affect our performance or the value of the affected retail property.

Certain of the leases at our retail properties contain “co-tenancy” provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or the tenant’s obligation to continue occupancy on certain conditions, including: (i) the presence of a certain anchor tenant or tenants, (ii) the continued operation of an anchor tenant’s store and (iii) minimum occupancy levels at the retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early or to reduce its rent. In periods of prolonged economic decline, there is a higher than normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the affected retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue, tenant sales, tenants’ rights to terminate their leases early, or a reduction of their rent, our revenues and the value of the affected retail property could be materially and adversely affected.

Our dependence on smaller businesses, particularly in our retail portfolio, to rent our space could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Many of our tenants, particularly those that lease space in our retail properties are smaller businesses that generally do not have the financial strength or resources of larger corporate tenants. In particular, 208 of our retail leases (representing approximately 13% of our annualized base rent from retail properties as of December 31, 2017) lease 2,500 or less square feet from us, and many of those tenants are smaller independent businesses, which generally experience a higher rate of failure than larger businesses. As a result of our dependence on these smaller businesses, we could experience a higher rate of tenant defaults, turnover and bankruptcies, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Many of our operating costs and expenses are fixed and will not decline if our revenues decline.

Our results of operations depend, in large part, on our level of revenues, operating costs and expenses. The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the property. As a result, if revenues decline, we may not be able to reduce our expenses to keep pace with the corresponding reductions in revenues. Many of the costs associated with real estate investments, such as real estate taxes, insurance, loan payments and maintenance, generally will not be reduced if a property is not fully occupied or other circumstances cause our revenues to decrease, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Adverse conditions in the general retail environment could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Approximately 56% of our total annualized base rent as of December 31, 2017 is from retail properties. As a result, we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

Any of the foregoing factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties. In turn, these conditions could negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Increases in interest rates will increase our interest expense and may adversely affect our cash flow and ability to pay distributions.

We have incurred, and may in the future incur, additional indebtedness that bears interest at a variable rate. An increase in interest rates would increase our interest expense and increase the cost of refinancing existing debt and issuing new debt, which would adversely affect our cash flow and ability to make distributions to our stockholders. In addition, to the extent we are unable to refinance debt when it becomes due, we will have fewer debt guarantee opportunities available to offer under our tax protection agreements, which could trigger an obligation to indemnify certain parties under the applicable tax protection agreements. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. The effect of prolonged interest rate increases could adversely impact our ability to make acquisitions and develop properties.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. Foreclosures could also trigger our tax indemnification obligations under the terms of our tax protection agreements with respect to the sales of certain properties.

Most of our debt arrangements involve balloon payment obligations, which may materially and adversely affect our financial condition, cash flow, cash available for distribution, and ability to service our debt obligations.

Most of our debt arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. In addition, balloon payments and payments of principal and interest on our indebtedness may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these factors may materially and adversely affect our financial condition, cash flow, cash available for distribution, and ability to service our debt obligations.

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

These limitations restrict our ability to engage in certain business activities, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution and ability to service our debt obligations. In addition, our credit facility may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right, in certain circumstances, to declare a default if we are in default under other loans.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole. Such conditions may materially and adversely affect us as a result of the following potential consequences, among others:

•	decreased demand for office, retail and multifamily space, which would cause market rental rates and property values to be negatively impacted;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•
our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future debt service expense; and

•
one or more lenders under our credit facility could refuse to fund their financing commitment to us, or could otherwise fail to do so, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

If the U.S. economy experiences an economic downturn, we may see increases in bankruptcies and defaults by our tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Subject to maintaining our qualification as a REIT, we expect to continue to enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our existing hedging transactions have included, and future hedging transactions may include, entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that (i) such arrangements would not be effective in reducing our exposure to interest rate changes, (ii) a court could rule that such agreements are not legally enforceable, (iii) hedging could actually increase our costs and reduce the overall returns on our investments, as interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, (iv) counterparties to such arrangements would not perform, (v) we could incur significant costs associated with the settlement of the agreements, or (vi) the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Our failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

We will continue to incur costs as a result of being a public company, and such costs may increase when we cease to be an “emerging growth company.”

As a public company, we expect to continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We will lose our status as an emerging growth company as of December 31, 2018, which is the last day of the fiscal year after the fifth anniversary of our initial public offering, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

We will be required to have an independent auditor assess the effectiveness of our internal control over financial reporting when we cease to be an "emerging growth company."

As of December 31, 2018, we will no longer be an emerging growth company under the Jumpstart Our Business Startups Act ("JOBS Act"), and management will be required to have an independent auditor assess the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, any of which could lead to a decline in the per share trading price of our common stock.

We may be required to make rent or other concessions or significant capital expenditures to improve our properties in order to retain and attract tenants, which may materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Upon expiration of our leases to our tenants, we may be required to make rent or other concessions, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants, any of which would increase our costs. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases. If any of the foregoing were to occur, it could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Our use of units in our Operating Partnership as currency to acquire properties could result in stockholder dilution or limit our ability to sell such properties, which could have a material adverse effect on us.

We have acquired, and in the future may acquire, properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions also could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions. In addition, future issuances of OP Units would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. To the extent that our stockholders do not directly own OP Units, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Significant competition in the leasing market could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

We compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected.

Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception of our company in the capital markets.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Hoffler (our Executive Chairman), Kirk (our Vice Chairman), Haddad (our President and Chief Executive Officer), Apperson (our President of Construction), O’Hara (our Chief Financial Officer and Treasurer), and Smith (our Chief Operating Officer, Chief Investment Officer and Corporate Secretary) and Ms. Hampton (our President of Asset Management), who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, development and construction activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. We have not currently entered into employment agreements with any of these individuals. If we lose their services, our relationships with such industry personnel could diminish.

Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us and negotiating with tenants and build-to-suit prospects. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants, which could materially and adversely affect our financial condition, results of operations, cash flow, and the per share trading price of our common stock.

We may be subject to ongoing or future litigation, including existing claims relating to the entities that owned the properties prior to our initial public offering and otherwise in the ordinary course of business, which could have a material adverse effect on our financial condition, results of operations, cash flow, the per share trading price of our common stock, cash available for distribution, and ability to service our debt obligations.

We may be subject to ongoing or future litigation, including existing claims relating to the entities that owned the properties and operated the businesses prior to our initial public offering and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that may arise in the future. In addition, we may become subject to litigation in connection with the formation transactions related to our initial public offering in the event that prior investors dispute the valuation of their respective interests, the adequacy of the consideration received by them in the formation transactions or the interpretation of the agreements implementing the formation transactions. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flow, thereby having an adverse effect on our financial condition, results of operations, cash flow, the per share trading price of our common stock, cash available for distribution, and ability to service our debt obligations. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely affect our results of operations and cash flow, expose us to increased risks that would be uninsured, and adversely impact our ability to attract officers and directors.

Potential losses from hurricanes in Virginia, Maryland, North Carolina and South Carolina may not be covered by insurance.

All but two of the properties in our portfolio as of December 31, 2017 are located in Virginia, Maryland, North Carolina and South Carolina, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. In addition, we may reduce or discontinue insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, in the event of a hurricane, we may be required to incur significant costs, and, to the extent that a loss exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

In the past, we have, and in the future, we expect to, co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture or other entity. In particular, in connection with the formation transactions related to our initial public offering, we provided certain of the prior investors with the right to co-develop certain projects with us in the future and the right to acquire a minority equity interest in certain properties that we may develop in the future, in each case under certain circumstances and subject to certain conditions set forth in the applicable agreement. Furthermore, as of December 31, 2017, we were 70%, 65%, 80%, 92.5%, 90%, and 37% joint venture partners in our Lightfoot Marketplace, Brooks Crossing, Harding Place, 595 King Street, 530 Meeting Street, and City Center development projects, respectively. In the event that we co-develop a property together with a third party, we would be required to share a portion of the development fee. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

Mezzanine loans and similar loan investments are subject to significant risks, and losses related to these investments could have a material adverse effect on our financial condition and results of operations.

We have originated, and may in the future originate or acquire, mezzanine or similar loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. As a result, we may not recover some or all of our initial investment. In addition, in connection with our loan investments, we may have options to purchase all or a portion of the underlying property upon maturity of the loan; however, if a developer’s costs for a project are higher than anticipated, exercising such options may not be attractive or economically feasible, or we may not have sufficient funds to exercise such options even if we desire to do so. Significant losses related to mezzanine or similar loan investments could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Third-Party Construction Business

Adverse economic and regulatory conditions, particularly in the Mid-Atlantic region, could adversely affect our construction and development business, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Our third-party construction activities have been, and are expected to continue to be, primarily focused in the Mid-Atlantic region, although we have also undertaken construction projects in various states in the Southeast, Northeast and Midwest regions of the United States. As a result of our concentration of construction projects in the Mid-Atlantic region of the United States, we are particularly susceptible to adverse economic or other conditions in this market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, labor disruptions and the costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in this region. We cannot assure you that our target markets will support construction and development projects of the type in which we typically engage. While we have the ability to provide a wide range of development and construction services, any adverse economic or real estate developments in the Mid-Atlantic region could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

There can be no assurance that all of the projects for which our construction business is engaged as general contractor will be commenced or completed in their entirety in accordance with the anticipated cost, or that we will achieve the financial results we expect from the construction of such properties, which could materially and adversely affect our results of operations, cash flow, and growth prospects.

Our construction business earns profit for serving as general contractor equal to the difference between the total construction fees that we charge and the costs that we incur to build a property. If the decision is made by a third-party client to abandon a construction project for any reason, our anticipated fee revenue from such project could be significantly lower than we expect. In addition, we defer pre-contract costs when such costs are directly associated with specific anticipated construction contracts and their recovery is deemed probable. In the event that we determine that the execution of a construction contract is no longer probable, we would be required to expense those pre-contract costs in the period in which such determination is made, which could materially and adversely affect our results of operations in such period. Our ability to complete the projects in our construction pipeline on time and on budget could be materially and adversely affected as a result of the following factors, among others:

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

If we do not complete construction projects on time and on budget, it could have a material adverse effect on us, including our results of operations, cash flow, and growth prospects.

Our dependence on third-party subcontractors and equipment and material providers could result in material shortages and project delays and could reduce our profits or result in project losses, which could materially and adversely affect our financial condition, results of operations, and cash flow.

Because our construction business provides general contracting services, we rely on third-party subcontractors and equipment and material providers. For example, we procure equipment and construction materials as needed when engaged in large construction projects. To the extent that we cannot engage subcontractors or acquire equipment and materials at reasonable costs or if the amount we are required to pay for subcontractors or equipment exceeds our estimates, our ability to complete a construction project in a timely fashion or at a profit may be impaired. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. Additionally, while our construction contracts generally provide that our obligation to pay subcontractors is expressly made subject to the condition precedent that we shall have first received payment, we cannot assure you that these so called “pay-if-paid” or “pay-when-paid” provisions will be recognized in all jurisdictions in which we do business, or that a subcontractor or payment bond surety may not otherwise be entitled to payment or to record a lien on the affected property. In such event, we may be required to pay a payment bond surety or the subcontractors we engage even though we have yet to receive our fees as general contractor. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials are needed, which may materially and adversely affect our financial condition, results of operations, and cash flow.

Our construction business recognizes certain revenue on a percentage-of-completion basis and upon the achievement of contractual milestones, and any delay or cancellation of a construction project could materially and adversely affect our cash flow and results of operations.

Our construction business recognizes certain revenue on a percentage-of-completion basis and, as a result, revenue from our construction business is driven by the performance of our contractual obligations. The percentage-of-completion method of accounting is inherently subjective because it relies on estimates of total project cost as a basis for recognizing revenue and profit. Accordingly, revenue and profit recognized under the percentage-of-completion method is potentially subject to adjustments in subsequent periods based on refinements in the estimated cost to complete a project, which could result in a reduction or reversal of previously recorded revenues and profits. In addition, delays in, or the cancellation of, any particular construction project could adversely impact our ability to recognize revenue in a particular period. Furthermore, changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income in the period in which they are determined. If any of the foregoing were to occur, it could have a material adverse effect on our cash flow and results of operations.

Construction project sites are inherently dangerous workplaces, and, as a result, our failure to maintain safe construction project sites could result in deaths or injuries, reduced profitability, the loss of projects or clients and possible exposure to litigation, any of which could materially and adversely affect our financial condition, results of operations, cash flow and reputation.

Construction and maintenance sites often put our employees, employees of subcontractors, our tenants and members of the public in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes and highly regulated materials. On many sites, we are responsible for safety and, accordingly, must implement appropriate safety procedures. If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees or fines or expose our tenants and members of the public to potential injury, thereby creating exposure to litigation. As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects, clients and tenants, which may materially and adversely affect our financial condition, results of operations, cash flow, and reputation.

Supply shortages and other risks associated with demand for skilled labor could increase construction costs and delay performance of our obligations under construction contracts, which could materially and adversely affect the profitability of our construction business, our cash flow, and our results of operations.

There is a high level of competition in the construction industry for skilled labor. Increased costs, labor shortages or other disruptions in the supply of skilled labor, such as carpenters, roofers, electricians and plumbers, could cause increases in construction costs and construction delays. We may not be able to pass on increases in construction costs because of market conditions or negotiated contractual terms. Sustained increases in construction costs due to competition for skilled labor and delays in performance under construction contracts may materially and adversely affect the profitability of our construction business, our cash flow, and results of operations.

Our failure to successfully and profitably bid on construction contracts could materially and adversely affect our results of operations and cash flow.

Many of the costs related to our construction business, such as personnel costs, are fixed and are incurred by us irrespective of the level of activity of our construction business. The success of our construction business depends, in part, on our ability to successfully and profitably bid on construction contracts for private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which can be impacted by a number of factors, many of which are outside our control, including market conditions, financing arrangements and required governmental approvals. If we are unable to maintain a consistent backlog of third-party construction contracts, our results of operations and cash flow could be materially and adversely affected.

If we fail to timely complete a construction project, miss a required performance standard, or otherwise fail to adequately perform on a construction project, we may incur losses or financial penalties, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, ability to service our debt obligations, and reputation.

We may contractually commit to a construction client that we will complete a construction project by a scheduled date at a fixed cost. We may also commit that a construction project, when completed, will achieve specified performance standards. If the construction project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. In addition, completion of projects can be adversely affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, availabilities of subcontractors, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors. In some cases, if we fail to meet required performance standards or milestone requirements, we may also be subject to agreed-upon financial damages in the form of liquidated damages, which are determined pursuant to the contract governing the construction project. To the extent that these events occur, the total costs of the project could exceed our estimates and our contracted cost and we could experience reduced profits or, in some cases, incur a loss on a project, which may materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

Unionization or work stoppages could have a material adverse effect on us.

From time to time, our construction business and the subcontractors we engage may use unionized construction workers, which requires us to pay the prevailing wage in a jurisdiction to such workers. Due to the highly labor-intensive and price-competitive nature of the construction business, the cost of unionization or prevailing wage requirements for new developments could be substantial, which could adversely affect our profitability. In addition, the use of unionized construction workers could cause us to become subject to organized work stoppages, which would materially and adversely affect our ability to meet our construction timetables and could significantly increase the cost of completing a construction project.

Risks Related to Our Development Business and Property Acquisitions

Our failure to establish new development relationships with public partners and expand our development relationships with existing public partners could have a material adverse effect on our results of operations, cash flow, and growth prospects.

Our growth strategy depends significantly on our ability to leverage our extensive experience in completing large, complex, mixed-use public/private projects to establish new relationships with public partners and expand our relationships with existing public partners. Future increases in our revenues may depend significantly on our ability to expand the scope of the work we do with the state and local government agencies with which we currently have partnered and attract new state and local government agencies to undertake public/private development projects with us. Our ability to obtain new work with state and local governmental authorities on new public/private development and financing partnerships could be adversely affected by several factors, including decreases in state and local budgets, changes in administrations, the departure of government personnel with whom we have worked, and negative public perceptions about public/private partnerships. In addition, to the extent that we engage in public/private partnerships in states or local communities in which we have not previously worked, we could be subject to risks associated with entry into new markets, such as lack of market knowledge or understanding of the local economy, lack of business relationships in the area, competition with other companies that already have an established presence in the area, difficulties in hiring and retaining key personnel, difficulties in evaluating quality tenants in the area, and unfamiliarity with local governmental and permitting procedures. If we fail to establish new relationships with public partners and expand our relationships with existing public partners, it could have a material adverse effect on our results of operations, cash flow, and growth prospects.

We may be unable to identify and complete development opportunities and acquisitions of properties that meet our investment criteria, which may materially and adversely affect our results of operations, cash flow, and growth prospects.

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

If we are unable to identify attractive investment opportunities and successfully develop new properties, our results of operations, cash flow, and growth prospects could be materially and adversely affected.

The risks associated with land holdings and related activities could have a material adverse effect on our results of operations.

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

Our real estate development activities are subject to risks particular to development, such as unanticipated expenses, delays and other contingencies, any of which could materially and adversely affect our financial condition, results of operations, and cash flow.

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

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development or redevelopment activities once undertaken, any of which could have a material adverse effect on our financial condition, results of operations and cash flow.

There can be no assurance that all of the properties in our development pipeline will be completed in their entirety in accordance with the anticipated cost, or that we will achieve the results we expect from the development of such properties, which could materially and adversely affect our financial condition, results of operations, and growth prospects.

The development of the projects in our development pipeline is subject to numerous risks, many of which are outside of our control. The cost necessary to complete the development of our development pipeline could be materially higher than we anticipate. Because we generally intend to commence the construction phase of an office or retail project for our own account only where a substantial percentage of the commercial space is pre-leased, we could decide not to undertake construction on one or more of the projects in our development pipeline if our pre-leasing efforts are unsuccessful. Furthermore, if we are delayed in the completion of any development project, tenants may have the right to terminate pre-development leases, which could materially and adversely affect the financial viability of the project. In addition, even if we decide to commence construction on a project, we can provide no assurances that we will complete any of the projects in our development pipeline on the anticipated schedule, or that, once completed, the properties in our development pipeline will achieve the results that we expect. If the development of the projects in our development pipeline is not completed in accordance with our anticipated timing or at the anticipated cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our financial condition, results of operations, and growth prospects.

Our option properties are subject to various risks, and we may not be able to acquire them.

We have options to acquire from certain of our officers and directors certain parcels of developable land, which will expire on May 1, 2018 unless otherwise extended. These parcels are exposed to many of the same risks that may affect the other properties in our portfolio. The terms of the option agreements relating to these parcels were not determined by arm’s-length negotiations, and such terms may be less favorable to us than those that may have been obtained through negotiations with third parties. In addition, it may become economically unattractive to exercise our options with respect to these parcels, which could cause us to decide not to exercise our option to purchase these parcels in the future. In such event, or in the event that the option agreements expire by their terms, the parcels could be sold to one of our competitors without restriction. Because our officers and directors own economic interests in these parcels, our decision to exercise or refrain from exercising such options will create conflicts of interest.

Risks Related to the Real Estate Industry

Our business is subject to risks associated with real estate assets and the real estate industry, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

In addition, periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

Our property taxes could increase due to property tax rate changes or reassessment, which would adversely impact our cash flows and cash available for distribution.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flow and cash available for distribution would be adversely impacted.

As an owner of real estate, we could incur significant costs and liabilities related to environmental matters.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate and clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property and our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and personal or property damage or materially and adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. See “Part I—Business—Regulation.”

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, some of the tenants of properties in our retail portfolio operate gas stations or other businesses that utilize storage tanks to store petroleum products, propane or wastes typically associated with automobile service or other operations conducted at the properties, and spills or leaks of hazardous materials from those storage tanks could expose us to liability. See “Part I—Business—Regulation—Environmental Matters.” In addition to the foregoing, while we obtained Phase I Environmental Site Assessments for each of the properties in our portfolio, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. For example, they do not generally include soil sampling, subsurface investigations or hazardous materials surveys. Furthermore, we do not have current Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues.

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

Properties are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions, and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to developing or acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future development, acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief.

In addition, federal and state laws and regulations, including laws such as the ADA and the Fair Housing Amendment Act of 1988 (“FHAA”), impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may incur additional costs to bring the property into compliance, incur governmental fines or the award of damages to private litigants or be unable to refinance such properties. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Risks Related to Our Organizational Structure

Daniel Hoffler and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our Operating Partnership, including the approval of significant corporate transactions.

As of December 31, 2017, Daniel Hoffler, our Executive Chairman, owned approximately 9% and, collectively, Messrs. Hoffler, Haddad and Kirk owned approximately 15% of the combined outstanding shares of our common stock and OP Units of our Operating Partnership (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations and mergers.

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

Under Virginia law, a general partner of a Virginia limited partnership has fiduciary duties of loyalty and care to the partnership and its partners and must discharge its duties and exercise its rights as general partner under the partnership agreement or Virginia law consistently with the obligation of good faith and fair dealing. The partnership agreement provides that, in the event of a conflict between the interests of our Operating Partnership or any partner, on the one hand, and the separate interests of our company or our stockholders, on the other hand, we, in our capacity as the general partner of our Operating Partnership, are under no obligation not to give priority to the separate interests of our company or our stockholders, and that any action or failure to act on our part or on the part of our directors that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contractual rights of the limited partners of the Operating Partnership under its partnership agreement does not violate the duty of loyalty that we, in our capacity as the general partner of our Operating Partnership, owe to the Operating Partnership and its partners.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock at any time within the two-year period immediately prior to the date in question) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose certain fair price and supermajority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as shares of stock that, when aggregated with other shares of stock controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Certain provisions in the partnership agreement of our Operating Partnership may delay, make more difficult, or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement of our Operating Partnership may delay, make more difficult, or prevent unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our stockholders might consider such proposals, if made, desirable. These provisions include, among others:

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

The limited partners in our Operating Partnership owned approximately 28.0% of the outstanding OP Units of our Operating Partnership as of December 31, 2017.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with the formation transactions related to our initial public offering, our Operating Partnership entered into tax protection agreements that provide that if we dispose of any interest in certain protected properties in a taxable transaction prior to the seventh (or, in a limited number of cases, the tenth) anniversary of the completion of the formation transactions, subject to certain exceptions, we will indemnify certain contributors, including Messrs. Hoffler, Haddad, Kirk and Apperson and their respective affiliates and certain of our other officers, for their tax liabilities attributable to the built-in gain that existed with respect to such property interests as of the time of our initial public offering, and the tax liabilities incurred as a result of such tax protection payment. In addition, in connection with certain acquisitions completed since our initial public offering, we entered into tax protection agreements that require us to indemnify the contributors for their tax liabilities in the event that we dispose of the properties subject to the tax protection agreements, and may enter into similar agreements in connection with future property acquisitions. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive or unattractive for us to do so because of these obligations. Moreover, as a result of these potential tax liabilities, Messrs. Hoffler, Haddad, Kirk and Apperson and certain of our other officers may have a conflict of interest with respect to our determination as to certain of our properties.

Our tax protection agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under our tax protection agreements, our Operating Partnership has agreed to provide certain contributors of properties we have acquired, including Messrs. Hoffler, Haddad, Kirk, and Apperson and their respective affiliates and certain of our other officers, the opportunity to guarantee debt or enter into deficit restoration obligations upon a future repayment, retirement, refinancing or other reduction (other than scheduled amortization) of currently outstanding debt. If we fail to make such opportunities available, we will be required to deliver to each such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. We agreed to these provisions in order to assist our contributors in deferring the recognition of taxable gain as a result of the contribution of certain properties to us. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

We may pursue less vigorous enforcement of terms of certain agreements with members of our senior management and our affiliates because of our dependence on them and conflicts of interest.

Each of Messrs. Hoffler, Haddad and Kirk, our Executive Chairman, President and Chief Executive Officer, and Vice Chairman, respectively, were parties to or had interests in contribution agreements with us pursuant to which we acquired interests in our properties and assets. In addition, we have entered into option agreements with certain of our officers and directors, or entities they control, with respect to certain parcels of developable land. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationships with members of our board of directors and our management, with possible negative impact on stockholders.

Our board of directors may change our strategies, policies and procedures without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment, financing, leverage and distribution policies, and our policies with respect to all other activities, including growth, capitalization, and operations, will be determined exclusively by our board of directors and may be amended or revised at any time by our board of directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this Annual Report on Form 10-K. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

Our charter authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each director and officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. We have entered into indemnification agreements with each of our executive officers and directors whereby we agreed to indemnify our directors and executive officers to the fullest extent permitted by Maryland law against all expenses and liabilities incurred in their capacity as an officer or director, subject to limited exceptions. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws and the indemnification agreements or that might exist with other companies.

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

As of December 31, 2017, we owned 72.0% of the outstanding OP Units in our Operating Partnership. We regularly have issued OP Units to third parties as consideration for acquisitions, and we may continue to do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

We have elected to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT. Therefore, we cannot be assured that we will qualify as a REIT, or that we will remain qualified as such in the future. If we fail to qualify as a REIT or otherwise lose our REIT status in any taxable year, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property, and transfer taxes. In addition, our TRS will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distribution to our stockholders.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Furthermore, we will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% REIT subsidiaries limitation or to avoid application of the 100% excise tax.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The restrictions on ownership and transfer in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year after 2013, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year after 2013. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our board of directors may not grant an exemption from this restriction to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. This restriction, as well as other restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. However, for taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

Recent changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on the economy, our tenants, and our business and financial results.

On December 22, 2017, President Trump signed the legislation (the "Tax Reform Legislation") commonly known as the Tax Cuts and Jobs Act into law, which, among other changes:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiaries);

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchanges of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property, and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally to 30% of the business' adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business, but businesses conducted by our taxable REIT subsidiaries may not qualify, and we have not yet determined whether we will make such election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Reform Legislation expire in seven years (at the end of 2025). As a result of the changes to U.S. federal tax laws implemented by the Tax Reform Legislation, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change.

The Tax Reform Legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Reform Legislation on the economy, us, our investors, our tenants, the real estate industry, and government revenues cannot be reliably predicted at this early stage of the new law's implementation. Furthermore, the Tax Reform Legislation may negatively impact certain of our tenants' operating results, financial condition, and future business plans. The Tax Reform Legislation may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact tenants that directly or indirectly rely on government funding. There can be no assurance that the Tax Reform Legislation will not negatively impact our operating results, financial conditions, and future business operations. Additionally, the Tax Reform Legislation may be adverse to certain of our stockholders. Prospective investors are urged to consult their tax advisors regarding the effect of the changes to the U.S. federal tax laws on an investment in our shares.

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

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities or dispose of assets at inopportune times or on unfavorable terms, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required principal or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or dispose of assets at inopportune times or on unfavorable terms, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Risks Related to Our Common Stock

We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

We intend to continue to pay regular quarterly distributions to our stockholders. All distributions will be made at the discretion of our board of directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations, applicable law, and such other matters as our board of directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than our current estimate, or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock.

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

The market price of our common stock may be volatile in the future. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects in 2018 compared to 2017. In particular, the market price of our common stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our FFO, Normalized FFO, or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	changes in the federal government;

•	our underlying asset value;

•	investor confidence in the stock and bond markets generally;

•	further changes in tax laws;

•	future equity issuances;

•	failure to meet earnings estimates;

•	failure to meet and maintain REIT qualifications;

•	changes in our credit ratings;

•	general market and economic conditions;

•	our issuance of debt or preferred equity securities; and

•	our financial condition, results of operations, and prospects.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material and adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, ability to service our debt obligations, and the per share trading price of our common stock.

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

The number of shares of our common stock available for future issuance or sale could materially and adversely affect the per share trading price of our common stock and our ability to obtain additional capital.

We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, the redemption of OP Units for shares of our common stock, or the perception that such issuances might occur could adversely affect the per share trading price of our common stock. As of February 21, 2018, 45,100,351 shares of our common stock were outstanding. In addition, as of February 21, 2018, 17,440,861 OP Units in our Operating Partnership were outstanding (other than OP Units held by us), which were eligible to be tendered for redemption for cash or, at our option, for shares of our common stock on a one-for-one basis. We have an effective resale shelf registration statement pursuant to which we may issue freely tradeable shares of our common stock upon redemption of such OP Units. Accordingly, a substantial number of shares of our common stock could be issued in the future pursuant to such resale shelf registration statement. In addition, we have an effective shelf registration statement covering the possible resale, from time to time, of up to 2,000,000 shares of our common stock that were issued in connection with our acquisition of a retail property in October 2016. The sale of such shares, or the perception that such a sale may occur, could materially and adversely affect the per share trading price of our common stock. In addition, as of February 21, 2018, 1,039,426 shares of our common stock and other equity-based awards were available for future issuance under our 2013 Amended and Restated Equity Incentive Plan (the "Equity Plan").

The issuance of substantial numbers of shares of equity securities, including OP Units, or the perception that such issuances might occur, could materially and adversely affect us, including the per share trading price of shares of our common stock.

The redemption of OP Units for common stock, the vesting of any restricted stock granted to certain directors, executive officers and other employees under our Equity Plan, the issuance of our common stock or OP Units in connection with future property, portfolio or business acquisitions, and other issuances of our common stock could have an adverse effect on the per share trading price of our common stock, and the existence of units, options or shares of our common stock issuable under our Equity Plan or upon redemption of OP Units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of shares of our common stock or OP Units may be dilutive to existing stockholders.

Future offerings of debt, which would be senior to our common stock upon liquidation, and preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may materially and adversely affect us, including the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes, and classes or series of preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us.

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

Market Information

Our common stock trades on the NYSE under the symbol “AHH.” Below is a summary of the high and low prices of our common stock for each quarterly period in the years ended December 31, 2017 and 2016 and the cash distributions per share declared by us with respect to each period.

			Distributions
2017	High	Low	Declared
January 1, 2017—March 31, 2017	$14.96	$12.92	$0.19
April 1, 2017—June 30, 2017	14.77	12.66	0.19
July 1, 2017—September 30, 2017	14.05	12.67	0.19
October 1, 2017—December 31, 2017	16.01	13.81	0.19

			Distributions
2016	High	Low	Declared
January 1, 2016—March 31, 2016	$11.50	$9.76	$0.18
April 1, 2016—June 30, 2016	13.84	11.15	0.18
July 1, 2016—September 30, 2016	15.50	12.67	0.18
October 1, 2016—December 31, 2016	14.98	12.52	0.18

On December 31, 2017 and February 21, 2018, the closing price of our common stock as reported on the NYSE was $15.53 and $13.18, respectively.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period May 8, 2013, the date our common stock began trading on the NYSE, through December 31, 2017, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on May 8, 2013. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Period Ending
Index	5/8/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Armada Hoffler Properties, Inc.	100.00	83.38	91.11	107.42	157.87	177.63
MSCI US REIT	100.00	87.62	114.24	117.12	127.19	133.64
Russell 2000	100.00	121.01	126.93	121.33	147.18	168.74

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

Any future distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected financial condition, liquidity, EBITDA, FFO, Normalized FFO, and results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, as described above, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under our credit facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends.

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

Stockholder Information

As of February 21, 2018, there were approximately 106 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 21, 2018, there were 90 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following selected historical consolidated and combined financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated and combined financial statements as of December 31, 2017 and 2016 and for the three years ended December 31, 2017 and the related notes included elsewhere in this Annual Report on Form 10-K.

The selected historical consolidated financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from our audited historical financial statements. We completed our initial public offering on May 13, 2013. Due to the timing of our initial public offering, the results of operations, cash flows, FFO, and Normalized FFO for the period prior to May 13, 2013 reflect the operations of our predecessor. Our predecessor was not a legal entity, but rather a combination of certain real estate and construction entities. The historical combined financial data for our predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the initial public offering.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except per share data)
Operating Data:
Rental revenues	$108,737	$99,355	$81,172	$64,746	$57,520
General contracting and real estate services revenues	194,034	159,030	171,268	103,321	82,516
Rental expenses	25,422	21,904	19,204	16,667	14,025
Real estate taxes	10,528	9,629	7,782	5,743	5,124
General contracting and real estate services expenses	186,590	153,375	165,344	98,754	78,813
Depreciation and amortization	37,321	35,328	23,153	17,569	14,898
Interest expense	(17,439)	(16,466)	(13,333)	(10,648)	(12,303)
Loss on extinguishment of debt	(50)	(82)	(512)	—	(2,387)
Gain on real estate dispositions and acquisitions	8,087	30,533	18,394	2,211	9,460
Net income	$29,925	$42,755	$31,183	$12,759	$14,453
Net income attributable to stockholders	$21,047	$28,074	$19,642	$7,691	$7,336
Net income per share—basic and diluted	$0.50	$0.85	$0.75	$0.36	$0.39
Cash dividends declared per share	$0.76	$0.72	$0.68	$0.64	$0.40
Balance Sheet Data:
Real estate investments, at cost	$994,437	$908,287	$633,591	$595,000	$462,976
Accumulated depreciation	(164,521)	(139,553)	(125,380)	(116,099)	(105,228)
Net real estate investments	829,916	768,734	508,211	478,901	357,748
Real estate investments held for sale	—	—	40,232	8,538	—
Cash and cash equivalents	19,959	21,942	26,989	25,883	18,882
Notes receivable	83,058	59,546	7,825	—	—
Construction assets	24,178	39,543	36,623	19,704	13,811
Total assets	$1,043,123	$982,468	689,547	588,022	432,210
Indebtedness, net	517,272	522,180	377,593	356,345	274,673
Construction liabilities	51,036	61,297	54,291	43,452	29,680
Total liabilities	622,840	633,490	463,827	426,116	326,689
Total equity	420,283	348,978	225,720	161,906	105,521
Other Data:
Funds from operations(1)	$59,651	$47,980	$35,942	$28,117	$19,806
Normalized funds from operations(2)	59,332	50,921	38,659	28,594	22,812
Cash provided by operating activities	58,018	59,989	33,266	31,362	22,175
Cash used for investing activities	(102,426)	(226,253)	(57,961)	(105,306)	(47,947)
Cash provided by financing activities	42,131	161,644	24,401	80,945	35,254
________________________________________

(1)
For definitions and discussion of FFO and Normalized FFO, see the section below entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Non-GAAP Financial Measures." The following table sets forth a reconciliation of our FFO and Normalized FFO to net income, the most directly comparable GAAP equivalent, for the periods presented:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
Net income	$29,925	$42,755	$31,183	$12,759	$14,453
Depreciation and amortization	37,321	35,328	23,153	17,569	14,898
Gain on operating real estate dispositions	(7,595)	(30,103)	(18,394)	(2,211)	(9,460)
Real estate joint ventures, net	—	—	—	—	(85)
Funds from operations	$59,651	$47,980	$35,942	$28,117	$19,806
Acquisition, development and other pursuit costs	648	1,563	1,935	229	—
Impairment charges	110	355	41	15	580
Loss on extinguishment of debt	50	82	512	—	2,387
Change in fair value of interest rate derivatives	(1,127)	941	229	233	12
Normalized funds from operations	$59,332	$50,921	$38,659	$28,594	$22,785

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

Business Description

We are a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets throughout the Mid-Atlantic and Southeastern United States. As of December 31, 2017, our operating property portfolio was comprised of 38 retail properties (two of which were not yet stabilized), four office properties, and five multifamily properties. In addition to our operating property portfolio, we had one office property, three multifamily properties, and one mixed-use property in various stages of development as of December 31, 2017.

 Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner of our Operating Partnership and, as of December 31, 2017, we owned, through a combination of direct and indirect interests, 72.0% of the outstanding OP units in our Operating Partnership.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon current available information. Actual results could differ from these estimates.

We believe the following accounting policies and estimates are the most critical to understanding our reported financial results as their effect on our financial condition and results of operations is material.

Revenue Recognition

Rental Revenues

We lease our properties under operating leases and recognize base rents on a straight-line basis over the lease term. We also recognize revenue from tenant recoveries, through which tenants reimburse us for expenses paid by us such as utilities, janitorial, repairs and maintenance, security and alarm, parking lot and grounds, general and administrative, management fees, insurance, and real estate taxes on an accrual basis. Our rental revenues are reduced by the amount of any leasing incentives on a straight-line basis over the term of the applicable lease. We include a renewal period in the lease term only if it appears at lease inception that the renewal is reasonably assured. We begin recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. We maintain control of the physical use of the property under lease if we serve as the general contractor for the tenant.

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

Operating Property Acquisitions

In connection with operating property acquisitions, we identify and recognize all assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements, and buildings and improvements, are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangible assets and liabilities are presented within other assets and liabilities in the consolidated balance sheets and amortized over their respective lease terms. We amortize in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. We amortize above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize below-market ground lease assets as increases to rental expenses on a straight-line basis over the remaining term of the related leases. Prior to October 1, 2016, we expensed all costs incurred related to operating property acquisitions. On October 1, 2016, we adopted newly issued accounting guidance that allows capitalization of costs related to operating property acquisitions.

We value land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement, and the shape and size of the parcel. Improvements to land are valued using a replacement cost approach. The approach applies industry standard replacement costs adjusted for geographic specific considerations and reduced by estimated depreciation. The value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of the structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information and depreciation curves for the identified asset classes. The value of acquired lease intangible assets and liabilities considers the estimated cost of leasing the properties as if the acquired buildings were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an estimated total lease-up time and lost rental revenues during such time. The value of current leases relative to market-rate leases is based on market rents obtained for market comparables. Given the significance of unobservable inputs used in the valuation of acquired real estate assets, we classify them as Level 3 inputs in the fair value hierarchy.

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

Real Estate Project Costs

We capitalize direct and certain indirect costs clearly associated with the development, redevelopment, construction, leasing, or expansion of our real estate assets. Capitalized project costs include direct material, labor, subcontract costs, real estate taxes, insurance, utilities, ground rent, interest on borrowing obligations, and salaries and related personnel costs.

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

Real Estate Impairment

We evaluate our real estate assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, we compare the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. Our estimate of the expected future cash flows attributable to a real estate asset is based upon, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, tenant improvements, leasing commissions, tenant concessions, and assumptions regarding the residual value of our properties. If the carrying amount of a real estate asset exceeds its associated undiscounted expected future cash flows, we recognize an impairment loss to reduce the carrying amount of the real estate asset to its fair value based on marketplace participant assumptions.

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

Segment Results of Operations

As of December 31, 2017, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services that are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) (“NOI”) is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

We define same store properties as those that we owned and operated and that were stabilized for the entirety of both periods compared. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Office Segment Data

	Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Rental revenues	$19,207	$20,929	$31,534
Property expenses	7,342	7,560	9,888
NOI	$11,865	$13,369	$21,646
Square feet(1)	799,855	847,240	916,316
Occupancy(1)	89.9%	86.8%	95.8%
________________________________________

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2017 decreased $1.7 million compared to the year ended December 31, 2016. NOI for the year ended December 31, 2017 decreased $1.5 million compared to the year ended December 31, 2016. The decreases in rental revenues and NOI resulted from the disposition of four properties, including Richmond Tower and Oyster Point, which occurred in the first quarter and third quarter of 2016, respectively, as well as the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach properties which occurred in the second quarter of 2017.

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

Office Same Store Results

Office same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2017 and 2016 and December 31, 2016 and 2015 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2017 (1)	2016 (1)	Change	2016 (2)	2015 (2)	Change
	($ in thousands)
Rental revenues	$13,615	$14,323	$(708)	$15,476	$15,565	$(89)
Property expenses	5,435	5,273	162	5,430	5,709	(279)
Same Store NOI	$8,180	$9,050	$(870)	$10,046	$9,856	$190
Non-Same Store NOI	3,685	4,319	(634)	3,323	11,790	(8,467)
Segment NOI	$11,865	$13,369	$(1,504)	$13,369	$21,646	$(8,277)
________________________________________

(1)	Same store excludes 4525 Main Street, the Richmond Tower building, the Oyster Point building, and the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings.

(2)	Same store excludes 4525 Main Street, the Richmond Tower building, the Oyster Point building, the Oceaneering International building, and the Sentara Williamsburg medical office building.

Same store rental revenues and NOI for the year ended December 31, 2017 decreased compared to the year ended December 31, 2016 due to the expansion and relocation of a tenant from One Columbus to 4525 Main Street during the fourth quarter of 2016 and the expansion and relocation of another tenant from Two Columbus to 4525 Main Street during the third quarter of 2017. For the year ended December 31, 2017, the NOI from these tenants that relocated to 4525 Main Street are included in Non-Same Store NOI. In addition, decreased occupancy at the Armada Hoffler Tower contributed to the period-over-period decrease in office same store NOI.

Same store rental revenues and NOI for the year ended December 31, 2016 decreased slightly compared to the year ended December 31, 2015 because of lower occupancy at One Columbus and Armada Hoffler Tower in the Town Center of Virginia Beach. The decrease in rental revenues was more than offset by decreases in property expenses, specifically utilities, which were lower due to lower usage in 2016.

Retail Segment Data

	Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Rental revenues	$63,109	$56,511	$32,064
Property expenses	16,409	14,511	8,843
NOI	$46,700	$42,000	$23,221
Square feet(1)	3,498,480	3,592,558	1,643,058
Occupancy(1)	96.5%	95.8%	95.5%
________________________________________

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2017 increased $6.6 million compared to the year ended December 31, 2016. NOI for the year ended December 31, 2017 increased $4.7 million compared to the year ended December 31, 2016. The increases in rental revenues and NOI resulted primarily from property acquisitions and new real estate placed into service during 2017 and 2016. During the year ended December 31, 2017, we acquired the outparcel phase of Wendover Village. During the year ended December 31, 2016, we acquired the 11-property retail portfolio, Southgate Square, Southshore Shops, Columbus Village II, and Renaissance Square and placed into service Brooks Crossing and Lightfoot Marketplace.

Rental revenues for the year ended December 31, 2016 increased $24.4 million compared to the year ended December 31, 2015. NOI for the year ended December 31, 2016 increased $18.8 million compared to the year ended December 31, 2015. The increases in rental revenues and NOI resulted primarily from property acquisitions and new real estate placed into service. During the year ended December 31, 2016, we acquired the 11-property retail portfolio, Southgate Square, Southshore Shops, Columbus Village II, and Renaissance Square and placed into service Brooks Crossing and Lightfoot Marketplace.

Retail Same Store Results

Retail same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2017 and 2016 and December 31, 2016 and 2015 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2017 (1)	2016 (1)	Change	2016 (2)	2015 (2)	Change
	($ in thousands)
Rental revenues	$37,707	$37,154	$553	$26,316	$25,984	$332
Property expenses	10,757	10,241	516	7,579	7,485	94
Same Store NOI	$26,950	$26,913	$37	$18,737	$18,499	$238
Non-Same Store NOI	19,750	15,087	4,663	23,263	4,722	18,541
Segment NOI	$46,700	$42,000	$4,700	$42,000	$23,221	$18,779
________________________________________

(1)
Same store excludes the 11-property retail portfolio, Southgate Square, Lightfoot Marketplace, Southshore Shops, Brooks Crossing, Columbus Village II, Renaissance Square, and the outparcel phase of Wendover Village.

(2)
Same store excludes the 11-property retail portfolio, Brooks Crossing, Columbus Village, Columbus Village II, Greentree Shopping Center, Lightfoot Marketplace, Providence Plaza, Perry Hall Marketplace, Renaissance Square, Sandbridge Commons, Socastee Commons, Southgate Square, Southshore Shops and Stone House Square.

Same store rental revenues and NOI for the year ended December 31, 2017 increased compared to the year ended December 31, 2016 primarily because of higher occupancy at Sandbridge Commons, Broad Creek, Hanbury Village, North Point, Providence, and 249 Central Park. These increases were partially offset by lower occupancy at Columbus Village and increased administrative expense, maintenance and repair expense, and bad debt expense.

Same store rental revenues and NOI for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 primarily because of higher occupancy at Broad Creek, Hanbury Village, North Point, Parkway Marketplace, and Fountain Plaza. These increases were partially offset by lower occupancy at 249 Central Park.

Multifamily Segment Data

	Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Rental revenues	$26,421	$21,915	$17,574
Property expenses	12,199	9,462	8,255
NOI	$14,222	$12,453	$9,319
Apartment units	1,266	1,266	1,109
Occupancy	92.9%	94.3%	94.2%

Rental revenues for the year ended December 31, 2017 increased $4.5 million compared to the year ended December 31, 2016. NOI increased $1.8 million compared to the year ended December 31, 2016. The increases in rental revenues and NOI resulted primarily from the delivery of Johns Hopkins Village in August 2016.

Rental revenues for the year ended December 31, 2016 increased $4.3 million compared to the year ended December 31, 2015. NOI increased $3.1 million compared to the year ended December 31, 2015. The increases in rental revenues and NOI resulted primarily from the delivery of Johns Hopkins Village in August 2016. The increase from Johns Hopkins Village was partially offset by the sale of Whetstone Apartments in May 2015.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses and NOI for the comparative years ended December 31, 2017 and 2016 and December 31, 2016 and 2015 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2017 (1)	2016 (1)	Change	2016 (2)	2015 (2)	Change
	($ in thousands)
Rental revenues	$18,892	$19,194	$(302)	$12,221	$12,158	$63
Property expenses	8,876	8,410	466	5,325	5,249	76
Same Store NOI	$10,016	$10,784	$(768)	$6,896	$6,909	$(13)
Non-Same Store NOI	4,206	1,669	2,537	5,557	2,410	3,147
Segment NOI	$14,222	$12,453	$1,769	$12,453	$9,319	$3,134
________________________________________

(1)	Same store excludes Johns Hopkins Village.

(2)	Same store excludes Encore Apartments, Johns Hopkins Village, Liberty Apartments and Whetstone Apartments.

Same store rental revenues and NOI for the year ended December 31, 2017 decreased compared to the year ended December 31, 2016 primarily because of lower occupancy at The Cosmopolitan in the Town Center of Virginia Beach attributed to the loss of retail tenants at the property and construction activities at an adjacent property. In addition, NOI decreased due to higher expenses for repairs and maintenance, property taxes, administration, and utilities.

Same store rental revenues for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 because of higher rental rates at Smith's Landing. This increase was partially offset by lower occupancy at The Cosmopolitan in the Town Center of Virginia Beach. Same store NOI decreased slightly due to an increase in real estate taxes at The Cosmopolitan.

General Contracting and Real Estate Services Segment Data

	Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Segment revenues	$194,034	$159,030	$171,268
Gross profit	$7,444	$5,655	$5,924
Operating margin	3.8%	3.6%	3.5%
Construction backlog	$49,167	$217,718	$83,433

Segment revenues for the year ended December 31, 2017 increased $35.0 million compared to the year ended December 31, 2016. Gross profit for the year ended December 31, 2017 increased $1.8 million compared to the year ended December 31, 2016. The increase in segment revenues resulted from work performed on several large projects in the backlog as of December 31, 2016 including Annapolis Junction, Point Street, and City Center.

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

The changes in construction backlog for each of the three years ended December 31, 2017 were as follows:

	Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Beginning backlog	$217,718	$83,433	$159,139
New contracts/change orders	25,224	293,115	95,356
Work performed	(193,775)	(158,830)	(171,062)
Ending backlog	$49,167	$217,718	$83,433

During the year ended December 31, 2017, we performed work on several significant projects, including Annapolis Junction, Point Street, and City Center, resulting in work performed of $50.2 million, $40.7 million, and $31.3 million, respectively.

During the year ended December 31, 2016, we executed several new contracts, including Annapolis Junction and the Dinwiddie County administration building, which added $50.2 million and $23.0 million, respectively, to the December 31, 2016 backlog.

During the year ended December 31, 2015, we added $45.9 million to backlog for the construction of a new hotel at the Oceanfront of Virginia Beach, Virginia for a related party development group. Construction was completed in the summer of 2017. As of December 31, 2016 and 2015, we had $7.8 million and $40.4 million, respectively, of backlog related to the Oceanfront hotel construction project.

Consolidated Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,			2017	2016
	2017	2016	2015	Change	Change
	($ in thousands)
Revenues
Rental revenues	$108,737	$99,355	$81,172	$9,382	$18,183
General contracting and real estate services revenues	194,034	159,030	171,268	35,004	(12,238)
Total revenues	302,771	258,385	252,440	44,386	5,945
Expenses
Rental expenses	25,422	21,904	19,204	3,518	2,700
Real estate taxes	10,528	9,629	7,782	899	1,847
General contracting and real estate services expenses	186,590	153,375	165,344	33,215	(11,969)
Depreciation and amortization	37,321	35,328	23,153	1,993	12,175
General and administrative expenses	10,435	9,552	8,397	883	1,155
Acquisition, development and other pursuit costs	648	1,563	1,935	(915)	(372)
Impairment charges	110	355	41	(245)	314
Total expenses	271,054	231,706	225,856	39,348	5,850
Operating income	31,717	26,679	26,584	5,038	95
Interest income	7,077	3,228	126	3,849	3,102
Interest expense	(17,439)	(16,466)	(13,333)	(973)	(3,133)
Loss on extinguishment of debt	(50)	(82)	(512)	32	430
Gain on real estate dispositions	8,087	30,533	18,394	(22,446)	12,139
Change in fair value of interest rate derivatives	1,127	(941)	(229)	2,068	(712)
Other income	131	147	119	(16)	28
Income before taxes	30,650	43,098	31,149	(12,448)	11,949
Income tax benefit (provision)	(725)	(343)	34	(382)	(377)
Net income	$29,925	$42,755	$31,183	$(12,830)	$11,572

Rental Revenues. Rental revenues by segment for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Years Ended December 31,			2017	2016
	2017	2016	2015	Change	Change
	($ in thousands)
Office	$19,207	$20,929	$31,534	$(1,722)	$(10,605)
Retail	63,109	56,511	32,064	6,598	24,447
Multifamily	26,421	21,915	17,574	4,506	4,341
	$108,737	$99,355	$81,172	$9,382	$18,183

Rental revenues increased $9.4 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in office rental revenues resulted primarily from the dispositions of Richmond Tower, Oyster Point, Commonwealth of Virginia-Chesapeake, and Commonwealth of Virginia-Virginia Beach properties, which we sold in 2016 and 2017. The increase in retail rental revenues resulted primarily from property acquisitions and new real estate placed into service. During the year ended December 31, 2016, we acquired the 11-property retail portfolio, Southgate Square, Southshore Shops, Columbus Village II and Renaissance Square and placed into service Brooks Crossing and Lightfoot Marketplace. During the year ended December 31, 2017, we acquired the outparcel phase of Wendover Village. The increase in multifamily rental revenues resulted primarily from the delivery of Johns Hopkins Village in August 2016 as well as increased occupancy at Encore Apartments and Smith's Landing.

Rental revenues increased $18.2 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in office rental revenues resulted primarily from the dispositions of Richmond Tower and Oyster Point, which we sold in the first and third quarters of 2016, respectively. The increase in retail rental revenues resulted primarily from property acquisitions and new real estate placed into service. During the year ended December 31, 2016, we acquired the 11-property retail portfolio, Southgate Square, Southshore Shops, Columbus Village II, and Renaissance Square and placed into service Brooks Crossing and Lightfoot Marketplace. The increases in multifamily rental revenues resulted primarily from the delivery of Johns Hopkins Village in August 2016.

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues increased $35.0 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 as a result of several new large projects started subsequent to the first quarter of 2016. General contracting and real estate services revenues decreased $12.2 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 because of lower volume on our construction contracts due to the completion of the Exelon construction project in 2016.

Rental Expenses. Rental expenses by segment for each of the three years ended December 31, 2017 were as follows:

	Years Ended December 31,			2017	2016
	2017	2016	2015	Change	Change
	($ in thousands)
Office	$5,483	$5,560	$6,938	$(77)	$(1,378)
Retail	10,233	9,116	5,915	1,117	3,201
Multifamily	9,705	7,228	6,351	2,477	877
	$25,421	$21,904	$19,204	$3,517	$2,700

Rental expenses increased $3.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Office rental expenses decreased primarily due to the disposition of four office properties in 2016 and 2017. Retail rental expenses increased because of property acquisitions and new real estate placed into service. Multifamily rental expenses increased because of the delivery of Johns Hopkins Village in August 2016 and higher expenses for repairs and maintenance, property taxes, administration, and utilities at the other multifamily properties.

Rental expenses increased $2.7 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Office rental expenses decreased primarily due to the disposition of Richmond Tower and Oyster Point. Retail rental expenses increased because of property acquisitions and new real estate placed into service. Multifamily rental expenses increased because of increased leasing at both Encore Apartments and Liberty Apartments and the delivery of Johns Hopkins Village in August 2016.

Real Estate Taxes. Real estate taxes by segment for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Years Ended December 31,			2017	2016
	2017	2016	2015	Change	Change
	($ in thousands)
Office	1,859	2,000	2,950	$(141)	$(950)
Retail	6,176	5,395	2,928	781	2,467
Multifamily	2,494	2,234	1,904	260	330
	$10,529	$9,629	$7,782	$900	$1,847

Real estate taxes increased $0.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Office real estate taxes decreased primarily because of the disposition of four office properties in 2016 and 2017. Retail real estate taxes increased because of property acquisitions, new real estate placed into service and reassessments, particularly at Wendover Village and North Hampton. Multifamily real estate taxes increased because of the reassessment of Encore Apartments and The Cosmopolitan and the delivery of the retail portion Johns Hopkins Village in August 2016.

Real estate taxes increased $1.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Office real estate taxes decreased primarily because of the dispositions of Richmond Tower and Oyster Point. Retail real estate taxes increased because of property acquisitions, new real estate placed into service, and reassessments. Multifamily real estate taxes increased because of the reassessment of Encore Apartments and The Cosmopolitan and the delivery of Johns Hopkins Village in August 2016.

General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses for the year ended December 31, 2017 increased $33.2 million compared to the year ended December 31, 2016 as a result of several new large projects started subsequent to the first quarter of 2016. General contracting and real estate services expense for the year ended December 31, 2016 decreased $12.0 million compared to the year ended December 31, 2015 because of lower volume on our construction contracts, primarily due to the completion of the Exelon construction project in 2016.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2017 increased $2.0 million compared to the year ended December 31, 2016. The increase was attributable to property acquisitions and new real estate placed into service and was partially offset by dispositions in 2016 and 2017. Depreciation and amortization for the year ended December 31, 2016 increased $12.2 million compared to the year ended December 31, 2015. The increase was attributable to property acquisitions and new real estate placed into service.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2017 and 2016 increased $0.9 million and $1.2 million, respectively, compared to the respective prior years, because of higher regulatory and compliance costs, costs relating to information systems, as well as higher compensation expense and benefit costs from increased employee headcount.

Acquisition, Development and Other Pursuit Costs. During the year ended December 31, 2017, we recognized $0.6 million of costs relating primarily to abandoned acquisitions. During the year ended December 31, 2016, we recognized $1.6 million of costs primarily attributable to our acquisition of an 11-property retail portfolio, Southgate Square, and Southshore Shops. We adopted new accounting guidance on October 1, 2016 which allowed us to capitalize $0.7 million in costs related to the acquisitions of Renaissance Square and Columbus Village II. During the year ended December 31, 2015, we recognized $1.9 million of costs primarily attributable to our acquisition of Perry Hall Marketplace, Stone House Square, Socastee Commons, Columbus Village, Providence Plaza and an 11-property retail portfolio.

Impairment Charges. Impairment charges during the years ended December 31, 2017 and 2016 were $0.1 million and $0.4 million, respectively, primarily related to tenants that vacated prior to their lease expiration. Impairment charges during the year ended December 31, 2015 were not material.

Interest Income. Interest income for the years ended December 31, 2017 and 2016 totaled $7.1 million and $3.2 million, respectively, and was attributable to our mezzanine loans. As of December 31, 2017 and 2016, we had funded $82.6 million and $59.5 million, respectively, through our mezzanine loan program.

Interest Expense. Interest expense for the year ended December 31, 2017 increased $1.0 million compared to the year ended December 31, 2016 primarily because of rising interest rates, which was partially offset by lower average debt balances. Interest expense for the year ended December 31, 2016 increased $3.1 million compared to the year ended December 31, 2015 because of increased borrowing under our credit facility and additional debt assumed in connection with operating property acquisitions.

Loss on Extinguishment of Debt. During the year ended December 31, 2017, we recognized a $0.1 million loss on extinguishment of debt as a result of the modification and extension of our credit facility which resulted in the departure of two syndicated lenders from the facility. During the year ended December 31, 2016, we recognized a $0.1 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with our refinancing of the mortgages secured by 249 Central Park Retail, South Retail, Fountain Plaza, 4525 Main Street, and Encore Apartments. During the year ended December 31, 2015, we recognized a $0.5 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with our refinancing of the mortgage secured by Smith’s Landing as well as our repayment of the Whetstone Apartments and Oceaneering construction loans.

Gain on Real Estate Dispositions. During the year ended December 31, 2017, we recognized gains on real estate dispositions of $8.1 million, which includes a gain of $3.4 million on our sale of the Greentree Wawa outparcel, a gain of $4.2 million on our sale of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, and a gain of $0.5 million on our sale of the land outparcel at Sandbridge Commons. During the year ended December 31, 2016, we recognized gains on real estate dispositions of $30.5 million, which consisted of a $26.2 million gain on the sale of Richmond Tower, a $3.8 million gain on Oyster Point, and a $0.4 million gain on the Newport News Economic Development Authority building. During the year ended December 31, 2015, we recognized a $6.2 million gain on our sale of the Sentara Williamsburg medical office building, a $7.2 million gain on our sale of Whetstone Apartments, and a $5.0 million gain on our sale of the Oceaneering building.

Change in Fair Value of Interest Rate Derivatives. During the year ended December 31, 2017 we recognized gains on changes in fair value of interest rate derivatives of $1.1 million due to increases in forward interest rate curves. During the year ended December 31, 2016, we recognized losses on changes in fair value of interest rate derivatives of $0.9 million, which was primarily due to the dedesignation of our interest rate swaps during the three months ended March 31, 2016. In 2016, all activity for both interest rate caps and swaps were reclassified out of other income to this line item. Losses recognized during the year ended December 31, 2015 were not material.

Other Income. Other income for the years ended December 31, 2017, 2016, and 2015 was relatively unchanged.

Income Taxes. Our TRS, through which we conduct our development and construction business, is subject to federal, state and local corporate income taxes. The income tax benefit (provision) recognized during the years ended December 31, 2017, 2016, and 2015 is attributable to the (losses) profits of our TRS.  As a result of the Tax Reform Legislation, we remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amounts recorded related to the remeasurement of the deferred tax balance was approximately $0.2 million of tax expense.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses, and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects, and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, and borrowings available under our credit facility.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, general contracting expenses, property development and acquisitions, tenant improvements, capital improvements, and other investments. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness, and the issuance of equity and debt securities. We also may fund property development and acquisitions and capital improvements using our credit facility pending long-term financing.

As of December 31, 2017, we had unrestricted cash and cash equivalents of $20.0 million available for both current liquidity needs as well as development activities. As of December 31, 2017, we also had restricted cash in escrow of $3.0 million, some of which is available for capital expenditures at our operating properties. As of December 31, 2017, we had $81.9 million available under our credit facility to meet our short-term liquidity requirements.

Credit Facility

On October 26, 2017, we entered into an amended and restated credit agreement (the “amended credit agreement”), which provides for a $300.0 million credit facility comprised of a $150.0 million senior unsecured revolving credit facility (the “revolving credit facility”) and a $150.0 million senior unsecured term loan facility (the “term loan facility” and, together with the revolving credit facility, the “credit facility”), with a syndicate of banks. The amended credit facility replaced our prior $150.0 million revolving credit facility, which was scheduled to mature on February 20, 2019, and our prior $125.0 million term loan facility, which was scheduled to mature on February 20, 2021. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions and development and redevelopment of properties in our portfolio and for working capital.

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

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of December 31, 2017 ($ in thousands):

			Effective Rate for
	Amount	Interest	Variable-Rate				Balance at
Secured Debt	Outstanding	Rate(a)	Debt		Maturity Date		Maturity
Sandbridge Commons	$8,468	LIBOR + 1.75%	3.31%		January 17, 2018	(b)	$8,468
Columbus Village Note 1	6,080	LIBOR + 2.00%	3.56%	(c)	April 5, 2018		6,033
Columbus Village Note 2	2,218	LIBOR + 2.00%	3.56%		April 5, 2018		2,207
Johns Hopkins Village	46,698	LIBOR + 1.90%	3.46%		July 30, 2018		46,698
Lightfoot Marketplace	10,500	LIBOR + 1.75%	3.31%		November 14, 2018		10,500
North Point Note 1	9,571	6.45%			February 5, 2019		9,333
Harding Place	3,874	LIBOR + 2.95%	4.51%		February 24, 2020		3,874
Town Center Phase VI	1,505	LIBOR + 3.50%	5.06%		June 29, 2020		1,505
Southgate Square	20,708	LIBOR + 2.00%	3.56%		April 29, 2021		18,925
249 Central Park Retail	16,851	LIBOR + 1.95%	3.51%		August 8, 2021		15,959
Fountain Plaza Retail	10,145	LIBOR + 1.95%	3.51%		August 8, 2021		9,608
South Retail	7,394	LIBOR + 1.95%	3.51%		August 8, 2021		7,002
4525 Main Street	32,034	3.25%			September 10, 2021		30,774
Encore Apartments	24,966	3.25%			September 10, 2021		24,006
Hanbury Village	19,503	3.78%			August 15, 2022		17,109
Socastee Commons	4,771	4.57%			January 6, 2023		4,223
North Point Note 2	2,459	7.25%			September 15, 2025		1,344
Smith's Landing	19,764	4.05%			June 1, 2035		—
Liberty Apartments	14,694	5.66%			November 1, 2043		—
The Cosmopolitan	45,209	3.35%			July 1, 2051		—
Total secured debt	$307,412						$217,568
Unsecured Debt
Revolving credit facility	66,000	LIBOR+1.40%-2.00%	3.11%		October 26, 2021		66,000
Term loan	50,000	LIBOR+1.35%-1.95%	3.50%	(c)	October 26, 2022		50,000
Term loan	100,000	LIBOR+1.35%-1.95%	3.06%		October 26, 2022		100,000

Total unsecured debt	$216,000						$216,000
Unamortized GAAP adjustments	(6,140)						—
Indebtedness, net	$517,272						$433,568
________________________________________

(a)	LIBOR is determined by individual lenders.

(b)	Subsequent to December 31, 2017, the Sandbridge Commons mortgage was extended for an additional five years.

(c)	Subject to an interest rate swap agreement.

We currently are in compliance with all covenants on our outstanding indebtedness.

As of December 31, 2017, our outstanding indebtedness matures during the following years ($ in thousands):

		Percentage of
Year	Amount Due	Total
2018	$77,683	15%
2019	13,284	3%
2020	10,338	2%
2021	176,347	34%
2022	169,808	32%
Thereafter	75,952	14%
	$523,412	100%

Interest Rate Derivatives

On February 20, 2015, we entered into a $50.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $50.0 million interest rate swap has a fixed rate of 2.00%, an effective date of March 1, 2016 and a maturity date of February 20, 2020. We entered into this interest rate swap agreement in connection with the senior unsecured term loan facility with an original balance of $50.0 million that bears interest at LIBOR plus 1.35% to 1.95%, depending on our total leverage.

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

On September 18, 2017, we entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.50 % for a premium of less than $0.2 million. The interest rate cap agreement expires on October 1, 2019.

On November 28, 2017, we entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.50% for a premium of less than $0.4 million. The interest rate cap agreement expires on December 1, 2019.

As of December 31, 2017, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
February 25, 2016	March 1, 2018	1.50%	$75,000
June 17, 2016	June 17, 2018	1.00%	70,000
February 7, 2017	March 1, 2019	1.50%	50,000
June 23, 2017	July 1, 2019	1.50%	50,000
September 18, 2017	October 1, 2019	1.50%	50,000
November 28, 2017	December 1, 2019	1.50%	50,000
Total			$345,000

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2017 (in thousands):

		Payments due by period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Principal payments of long-term indebtedness (1)	$523,412	$77,683	$23,622	$346,155	$75,952
Ground and other operating leases	100,019	2,260	4,249	3,954	89,556
Long-term debt—fixed interest	73,017	8,545	15,510	12,073	36,889
Long-term debt—variable interest(2) (3)	32,185	8,891	14,920	8,374	—
Tenant-related and other commitments	17,011	16,896	—	—	115
Total(4)	$745,644	$114,275	$58,301	$370,556	$202,512
________________________________________

(1)	Does not reflect the extension of the Sandbridge Commons mortgage in January 2018 or $58.0 million in additional borrowings on the revolving line of credit in January 2018.

(2)	For long-term debt that bears interest at variable rates, we estimated future interest payments using the indexed rates as of December 31, 2017. LIBOR as of December 31, 2017 was 156 basis points.

(3)
Assumes the balance outstanding of $66.0 million and the weighted average interest rate of 3.11% in effect at December 31, 2017 remain in effect until maturity of our secured revolving credit facility. Amounts also include unused credit facility fees assuming the balance outstanding at December 31, 2017 remains outstanding through maturity of our secured revolving credit facility.

(4)
Contractual obligations above do not include funding obligations to non-wholly owned development projects as well as unfunded mezzanine loan commitments due to the uncertainty of the timing and amounts of certain of these obligations. Refer to "Item 1. Business" for information about our development projects and mezzanine loans.

Off-Balance Sheet Arrangements

We have entered into a standby letter of credit for $2.1 million as a guarantee of the senior construction loan on the Point Street Apartments construction project.. Letters of credit generally are available for draw down in the event we do not perform.

Cash Flows

	Years Ended
	December 31,
	2017	2016	Change
	($ in thousands)
Operating Activities	$58,018	$59,989	$(1,971)
Investing Activities	(102,426)	(226,253)	123,827
Financing Activities	42,131	161,644	(119,513)
Net Increase (Decrease)	$(2,277)	$(4,620)	$2,343
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$25,193	$29,813
Cash, Cash Equivalents, and Restricted Cash, End of Period	$22,916	$25,193

Net cash provided by operating activities for the year ended December 31, 2017 decreased $2.0 million compared to the year ended December 31, 2016 primarily as a result of significant payments made on construction accounts payable during 2017, which was partially offset by increased property net operating income.

Net cash used for investing activities for the year ended December 31, 2017 decreased $123.8 million compared to the year ended December 31, 2016 primarily due to decreased acquisition and development activity. Cash outflows for acquisitions totaled $30.0 million for the year ended December 31, 2017 compared to $195.6 million for the year ended December 31, 2016.
During the year ended December 31, 2017, we invested $45.7 million in new real estate development compared to $57.4 million during the year ended December 31, 2016.

Net cash provided by financing activities for the year ended December 31, 2017 decreased $119.5 million compared to the year ended December 31, 2016 primarily as a result of decreased net debt issuances and borrowings, which was partially offset by increased common stock issuances.

	Years Ended
	December 31,
	2016	2015	Change
	($ in thousands)
Operating Activities	$59,989	$33,266	$26,723
Investing Activities	(226,253)	(57,961)	(168,292)
Financing Activities	161,644	24,401	137,243
Net Increase (Decrease)	$(4,620)	$(294)	$(4,326)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$29,813	$30,107
Cash, Cash Equivalents, and Restricted Cash, End of Period	$25,193	$29,813

Net cash provided by operating activities for the year ended December 31, 2016 increased $26.7 million compared to the year ended December 31, 2015 primarily as a result of more net cash generated from our operating property portfolio, complimented by higher net cash generated from our construction business.

Net cash used for investing activities for the year ended December 31, 2016 increased $168.3 million compared to the year ended December 31, 2015 primarily due to increased acquisition and development activity. Cash outflows for acquisitions totaled $195.6 million for the year ended December 31, 2016 compared to $68.4 million for the year ended December 31, 2015.
During the year ended December 31, 2016, we invested $57.4 million in new real estate development compared to $52.7 million during the year ended December 31, 2015.

Net cash provided by financing activities for the year ended December 31, 2016 increased $137.2 million compared to the year ended December 31, 2015 primarily as a result of increased net debt issuances and borrowings.

Non-GAAP Financial Measures

FFO and Normalized FFO

We calculate FFO in accordance with the standards established by NAREIT. NAREIT defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures.

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

We also believe that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the results provided by the Company’s operating property portfolio and affect the comparability of the Company’s year-over-year performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives, and other non-comparable items.

The following table sets forth a reconciliation of FFO and Normalized FFO for each of the three years ended December 31, 2017 to net income, the most directly comparable GAAP measure:

	Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Net income	$29,925	$42,755	$31,183
Depreciation and amortization	37,321	35,328	23,153
Gain on operating real estate dispositions	(7,595)	(30,103)	(18,394)
Funds from operations	$59,651	$47,980	$35,942
Acquisition, development and other pursuit costs	648	1,563	1,935
Impairment charges	110	355	41
Loss on extinguishment of debt	50	82	512
Change in fair value of interest rate derivatives	(1,127)	941	229
Normalized funds from operations	$59,332	$50,921	$38,659

The adjustment for gain on operating real estate dispositions for the year ended December 31, 2017 excludes the gain on the land outparcel at Sandbridge Commons because this was a non-operating parcel. Additionally, the adjustment for gain on real estate dispositions for the year ended December 31, 2016 excludes the gain on the Newport News Economic Authority building because this building was sold before being placed in service.

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

As of December 31, 2017 and excluding unamortized GAAP adjustments, approximately $229.1 million, or 43.8%, of our debt had fixed interest rates and approximately $294.4 million, or 56.2%, had variable interest rates. Considering interest rate swaps and caps, 100% of our debt is either fixed-rate or economically hedged. As of December 31, 2017, LIBOR was approximately 156 basis points. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were to increase by 100 basis points, our cash flow would increase by approximately $0.5 million per year due to our interest rate derivatives. Assuming no change in the level of our variable-rate debt or derivative instruments, if LIBOR were reduced to 56 basis points, our cash flow would increase by approximately $2.4 million per year.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Appointment of Chief Operating Officer

On February 22, 2018, our board of directors appointed Eric L. Smith, our current Chief Investment Officer and Corporate Secretary, to serve as our Chief Operating Officer effectively immediately. Mr. Smith will continue to serve as our Chief Investment Officer and Corporate Secretary. Mr. Smith has served as our Chief Investment Officer since July 2015 and as our Corporate Secretary since our initial public offering. Mr. Smith previously served as our Vice President of Operations from our initial public offering until he was named Chief Investment Officer in July 2015. For additional information regarding Mr. Smith’s background and experience, see “Executive Officers-Eric L. Smith” in our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 25, 2017 (the “Proxy Statement”).

Effective upon Mr. Smith’s appointment as our Chief Operating Officer, the compensation committee of our board of directors approved the designation of Mr. Smith as a Tier II participant under the Executive Severance Benefit Plan (the “Severance Plan”) of our Operating Partnership, which was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013. For a description of the Severance Plan, see “Compensation of Executive Officers-Severance Benefits” in the Proxy Statement. Other than Mr. Smith’s designation as a Tier II participant under the Severance Plan, we did not enter into any new compensation arrangements with Mr. Smith in connection with his appointment as our Chief Operating Officer. There is no family relationship between Mr. Smith and any of our directors or executive officers, and there are no related-party transactions in which Mr. Smith or any of his immediate members has an interest that would require disclosure under Item 404(a) of Regulation S-K, other than as disclosed under “Certain Relationships and Related Party Transactions” in the Proxy Statement.

Adoption of Amended and Restated Bylaws

On February 22, 2018, our board of directors approved Amended and Restated Bylaws (the “Bylaws”) to (i) provide for majority voting in uncontested elections of directors and (ii) permit stockholders to amend the Bylaws, subject to certain conditions, in each case as further described below.

The amended Section 7 of Article II of the Bylaws provides that, in uncontested elections of directors, director nominees will be elected by the vote of a majority of the votes cast with respect to the director, which means that the number of votes cast for a director must exceed the number of votes cast against such director. For contested elections of directors, in which the number of director nominees exceeds the number of directors to be elected, directors will be elected by a plurality of the votes cast. Prior to the adoption of the Bylaws, directors were elected by a plurality of the votes cast, whether or not the election was contested. In connection with the adoption of the Bylaws, our board of directors also approved an amendment to our Corporate Governance Guidelines to include a director resignation policy, as described below under “Amended Corporate Governance Guidelines.”

The amended Article XIV of the Bylaws now permit stockholders to amend the Bylaws by the affirmative vote of the holders of a majority of outstanding shares of our common stock pursuant to a binding proposal submitted to the stockholders for approval at a duly called annual meeting or special meeting of stockholders by a stockholder, or group of no more than six stockholders, owning at least 1% or more of the outstanding shares of our common stock continuously for at least one year. A stockholder proposal submitted under the amended Article XIV of the Bylaws may not alter or repeal (i) Article XII of the Bylaws, which provides for indemnification of our directors and officers, or (ii) Article XIV of the Restated Bylaws, which addresses procedures for amendment of the Bylaws, in each case, without the approval of our board of directors.

The foregoing summary of the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated by reference herein. In addition, a marked copy of the Bylaws indicating the changes made to the Company’s bylaws previously in effect is attached as Exhibit 3.3 to this Annual Report on Form 10-K.

Amended Corporate Governance Guidelines

In connection with the adoption of the Bylaws described above, our board of directors also approved an amendment to our Corporate Governance Guidelines to require incumbent director nominees who fail to receive a majority of the votes cast in an uncontested election of directors to submit an offer to resign from our board of directors. The Nominating and Corporate Governance Committee (the “Governance Committee”) of our board of directors must consider any such offer to resign and make a recommendation to our board of directors on whether to accept or reject the resignation. Taking into account the recommendation of the Governance Committee, our board of directors will determine whether to accept or reject any such resignation within 90 days after the certification of the election results, and we will report such decision in a press release, filing with the SEC or by other public announcement. A copy of our Corporate Governance Guidelines is available under “Governance-Governance Documents” in the Investor Relations section of our website, www.armadahoffler.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 11.	Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 14.	Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

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

The following financial statement schedule is included herein at pages F-41 through F-43:

Schedule III—Consolidated Real Estate Investments and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable, or the related information is included in the footnotes to the applicable financial statements and, therefore, have been omitted.

(3)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits of this report and incorporated by reference herein.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on June 2, 2014)

3.2*	Amended and Restated Bylaws of Armada Hoffler Properties, Inc.

3.3*	Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (marked copy)

4.1	Form of Certificate of Common Stock of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.1	Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.2†	Armada Hoffler Properties, Inc. Amended and Restated 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on June 15, 2017)

10.3†	Form of Restricted Stock Award Agreement (Time Vesting) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.4
Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto (Incorporated by Reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 2, 2016)

10.5
Tax Protection Agreement by and among Armada Hoffler Properties, Inc. and the persons listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.6†
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

10.34
Contribution Agreement for the Apprentice School Apartment property by and among Armada Hoffler, L.P., Washington Avenue Associates, L.L.C. and Washington Avenue Apartments, L.L.C., and dated as of , 2013 (Incorporated by reference to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.35
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

10.41†	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.42
Option Agreement dated May 1, 2013 by and between Armada/Hoffler Properties, L.L.C. and Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.43
Option Transfer Agreement by and among Town Center Associates, L.L.C. Armada/Hoffler Properties, L.L.C., City Center Associates, L.L.C. and Armada Hoffler, L.P., dated as of May 10, 2013 (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.44
Amendment No. 1, dated as of March 19, 2014, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.45†
Armada Hoffler Properties, Inc. Short-Term Incentive Program (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 16, 2015)

10.46
Amendment No. 2, dated as of July 10, 2015, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2015)

10.47
Construction Loan Agreement, dated as of July 30, 2015, by and among Hopkins Village, LLC, as Borrower, Bank of America, N.A., and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed on August 5, 2015)

10.48
Agreement of Sale and Purchase, dated as of November 2, 2015, by and between AH Richmond Tower I, LLC and Kireland Management, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 13, 2016)

10.49
First Amendment to Agreement of Sale and Purchase, dated as of November 10, 2015, by and between AH Richmond Tower I, LLC and Kireland Management, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 13, 2016)

Exhibit Number	Description
10.50
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

10.51
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

10.52	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed March 1, 2017)

10.53
Amended and Restated Credit Agreement, dated as of October 26, 2017, among Armada Hoffler, L.P. as Borrower, Armada Hoffler Properties, Inc., as Parent, Bank of America, N.A., as Administrative Agent, and the other agents and Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed November 1, 2017)

10.54
Amended and Restated Guaranty Agreement, dated as of October 26, 2017, among certain subsidiaries of Armada Hoffler, L.P. named therein for the benefit of the Administrative Agent and the Lenders named in the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed November 1, 2017)

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

Date: February 23, 2018

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Hoffler	Executive Chairman and Director	February 23, 2018
Daniel A. Hoffler

/s/ A. Russell Kirk	Vice Chairman and Director	February 23, 2018
A. Russell Kirk

/s/ Louis S. Haddad	President, Chief Executive Officer and Director	February 23, 2018
Louis S. Haddad	(principal executive officer)

/s/ Michael P. O’Hara	Chief Financial Officer and Treasurer	February 23, 2018
Michael P. O’Hara	(principal financial officer and principal accounting officer)

/s/ George F. Allen	Director	February 23, 2018
George F. Allen

/s/ James A. Carroll	Director	February 23, 2018
James A. Carroll

/s/ James C. Cherry	Director	February 23, 2018
James C. Cherry

/s/ Eva S. Hardy	Director	February 23, 2018
Eva S. Hardy

/s/ John W. Snow	Director	February 23, 2018
John W. Snow

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2017

Item 8, Item 15(a)(1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the Company), as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.

Tysons, Virginia
February 23, 2018

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Balance Sheets

(In thousands, except par value and share data)

	DECEMBER 31,
	2017	2016
ASSETS
Real estate investments:
Income producing property	$910,686	$894,078
Held for development	680	680
Construction in progress	83,071	13,529
	994,437	908,287
Accumulated depreciation	(164,521)	(139,553)
Net real estate investments	829,916	768,734
Cash and cash equivalents	19,959	21,942
Restricted cash	2,957	3,251
Accounts receivable, net	15,691	15,052
Notes receivable	83,058	59,546
Construction receivables, including retentions	23,933	39,433
Construction contract costs and estimated earnings in excess of billings	245	110
Equity method investments	11,411	10,235
Other assets	55,953	64,165
Total Assets	$1,043,123	$982,468
LIABILITIES AND EQUITY
Indebtedness, net	$517,272	$522,180
Accounts payable and accrued liabilities	15,180	10,804
Construction payables, including retentions	47,445	51,130
Billings in excess of construction contract costs and estimated earnings	3,591	10,167
Other liabilities	39,352	39,209
Total Liabilities	622,840	633,490
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 44,937,763 and 37,490,361 shares issued and outstanding as of December 31, 2017 and 2016, respectively	449	374
Additional paid-in capital	287,407	197,114
Distributions in excess of earnings	(61,166)	(49,345)
Total stockholders’ equity	226,690	148,143
Noncontrolling interests	193,593	200,835
Total Equity	420,283	348,978
Total Liabilities and Equity	$1,043,123	$982,468

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Comprehensive Income

(In thousands, except per share and unit data)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Revenues
Rental revenues	$108,737	$99,355	$81,172
General contracting and real estate services revenues	194,034	159,030	171,268
Total revenues	302,771	258,385	252,440
Expenses
Rental expenses	25,422	21,904	19,204
Real estate taxes	10,528	9,629	7,782
General contracting and real estate services expenses	186,590	153,375	165,344
Depreciation and amortization	37,321	35,328	23,153
General and administrative expenses	10,435	9,552	8,397
Acquisition, development and other pursuit costs	648	1,563	1,935
Impairment charges	110	355	41
Total expenses	271,054	231,706	225,856
Operating income	31,717	26,679	26,584
Interest income	7,077	3,228	126
Interest expense	(17,439)	(16,466)	(13,333)
Loss on extinguishment of debt	(50)	(82)	(512)
Gain on real estate dispositions	8,087	30,533	18,394
Change in fair value of interest rate derivatives	1,127	(941)	(229)
Other income	131	147	119
Income before taxes	30,650	43,098	31,149
Income tax benefit (provision)	(725)	(343)	34
Net income	29,925	42,755	31,183
Net income attributable to noncontrolling interests	(8,878)	(14,681)	(11,541)
Net income attributable to stockholders	$21,047	$28,074	$19,642
Net income per share and unit:
Basic and diluted	$0.50	$0.85	$0.75
Weighted-average outstanding:
Common shares	42,423	33,057	26,006
Common units	17,758	17,167	15,377
Basic and diluted	60,181	50,224	41,383
Comprehensive income:
Net income	$29,925	$42,755	$31,183
Unrealized cash flow hedge losses	—	—	(1,075)
Realized cash flow hedge losses reclassified to net income	—	—	27
Comprehensive income	29,925	42,755	30,135
Comprehensive income attributable to noncontrolling interests	(8,878)	(14,681)	(11,141)
Comprehensive income attributable to stockholders	$21,047	$28,074	$18,994

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Equity

(In thousands, except share data)

	Shares of common stock	Common stock	Additional paid- in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders’ equity (deficit)	Noncontrolling interests	Total Equity
Balance, January 1, 2015	25,022,701	$250	$51,472	$(54,413)	$—	$(2,691)	$164,597	$161,906
Net income	—	—	—	19,642	—	19,642	11,541	31,183
Unrealized cash flow hedge losses	—	—	—	—	(665)	(665)	(410)	(1,075)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	17	17	10	27
Net proceeds from sale of common stock	4,560,049	45	45,990	—	—	46,035	—	46,035
Restricted stock awards	78,109	1	992	—	—	993	—	993
Acquisitions of real estate investments	415,500	4	4,429	—	—	4,433	10,736	15,169
Exchange of owners’ equity for common units	—	—	23	—	—	23	(264)	(241)
Dividends and distributions declared	—	—	—	(18,239)	—	(18,239)	(10,038)	(28,277)
Balance, December 31, 2015	30,076,359	$300	$102,906	$(53,010)	$(648)	$49,548	$176,172	$225,720
Net income	—	—	—	28,074	—	28,074	14,681	42,755
Dedesignation of cash flow hedge	—	—	—	—	648	648	400	1,048
Net proceeds from sale of common stock	5,312,855	53	66,969	—	—	67,022	—	67,022
Restricted stock awards	101,147	1	1,161	—	—	1,162	—	1,162
Acquisitions of real estate investments	2,000,000	20	26,080	—	—	26,100	21,178	47,278
Redemption of operating partnership units	—	—	(2)	—	—	(2)	(56)	(58)
Dividends and distributions declared	—	—	—	(24,409)	—	(24,409)	(11,540)	(35,949)
Balance, December 31, 2016	37,490,361	$374	$197,114	$(49,345)	$—	$148,143	$200,835	$348,978
Net income	—	—	—	21,047	—	21,047	8,878	29,925
Net proceeds from sales of common stock	7,350,690	74	91,307	—	—	91,381	—	91,381
Restricted stock awards	97,173	1	1,442	—	—	1,443	—	1,443
Restricted stock award forfeitures	(461)	—	(2)	—	—	(2)	—	(2)
Acquisitions of noncontrolling interests in real estate investments	—	—	(1,493)	—	—	(1,493)	982	(511)
Redemption of operating partnership units	—	—	(961)	—	—	(961)	(4,194)	(5,155)
Dividends and distributions declared	—	—	—	(32,868)	—	(32,868)	(12,908)	(45,776)
Balance, December 31, 2017	44,937,763	$449	$287,407	$(61,166)	$—	$226,690	$193,593	$420,283

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows

(In thousands)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$29,925	$42,755	$31,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	25,974	23,453	18,678
Amortization of leasing costs and in-place lease intangibles	11,347	11,875	4,475
Accrued straight-line rental revenue	(1,222)	(1,091)	(1,924)
Amortization of leasing incentives and above or below-market rents	(195)	(85)	738
Accrued straight-line ground rent expense	530	371	290
Bad debt expense	564	203	131
Noncash stock compensation	1,323	1,082	931
Impairment charges	110	355	41
Noncash interest expense	1,274	980	1,006
Noncash loss on extinguishment of debt	50	82	512
Gain on real estate dispositions	(8,087)	(30,533)	(18,394)
Change in the fair value of interest rate derivatives	(1,127)	941	229
Changes in operating assets and liabilities:
Property assets	(2,415)	(2,964)	(2,283)
Property liabilities	2,504	3,761	2,326
Construction assets	17,573	(6,385)	(17,337)
Construction liabilities	(20,110)	15,189	12,664
Net cash provided by operating activities	58,018	59,989	33,266
INVESTING ACTIVITIES
Development of real estate investments	(45,730)	(57,425)	(52,719)
Tenant and building improvements	(12,252)	(6,698)	(5,157)
Acquisitions of real estate investments, net of cash received	(30,026)	(195,645)	(68,445)
Dispositions of real estate investments	12,557	96,670	79,566
Notes receivable issuances	(23,290)	(51,721)	(7,825)
Government development grants	—	—	300
Leasing costs	(2,235)	(2,374)	(2,118)
Leasing incentives	(274)	(236)	(1,563)
Contributions to equity method investments	(1,176)	(8,824)	—
Net cash used for investing activities	(102,426)	(226,253)	(57,961)
FINANCING ACTIVITIES
Proceeds from sales of common stock	96,044	68,475	46,462
Offering costs	(4,663)	(1,453)	(427)
Debt issuances, credit facility and construction loan borrowings	162,585	316,852	214,407
Debt and credit facility repayments, including principal amortization	(160,661)	(186,533)	(206,889)
Debt issuance costs	(2,403)	(1,796)	(1,887)
Redemption of operating partnership units	(5,155)	(58)	(241)
Dividends and distributions	(43,616)	(33,843)	(27,024)
Net cash provided by financing activities	42,131	161,644	24,401
Net decrease in cash, cash equivalents, and restricted cash	(2,277)	(4,620)	(294)
Cash, cash equivalents, and restricted cash, beginning of period	25,193	29,813	30,107
Cash, cash equivalents, and restricted cash, end of period	$22,916	$25,193	$29,813
Supplemental cash flow information:
Cash paid for interest	$(16,318)	$(15,326)	$(12,993)
Cash refunded (paid) for income taxes	$(371)	$(121)	$276
Common shares and OP Units issued for acquisitions (1)	$506	$47,278	$15,169
Change in accrued capital improvements and development costs	$(10,899)	$8,183	$1,825
Debt principal extinguished in conjunction with real estate sales	$5,594	$6,400	$—
Debt principal assumed in conjunction with real estate acquisitions	$—	$21,150	$13,824

(1) 2017 issuance consists of OP Units contingently issuable upon the satisfaction of certain conditions relating to the Johns Hopkins Village property

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

The Company is a real estate investment trust ("REIT"), and is the sole general partner of Armada Hoffler, L.P. (the “Operating Partnership”), and as of December 31, 2017, owned 72.0% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) and certain related formation transactions on May 13, 2013.

As of December 31, 2017, the Company's operating portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing	Retail	Newport News, Virginia	65%	(1)
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick’s at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lightfoot Marketplace	Retail	Williamsburg, Virginia	70%	(2)
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Waynesboro Commons	Retail	Waynesboro, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
________________________________________
(1)     The Company is entitled to a preferred return of 8% on its investment in Brooks Crossing.
(2)    The Company is entitled to a preferred return of 9% on its investment in Lightfoot Marketplace.
*    Located in the Town Center of Virginia Beach

As of December 31, 2017, the following properties were under development or construction:

Property	Segment	Location	Ownership Interest
Town Center Phase VI	Mixed-use	Virginia Beach, Virginia*	100%
Harding Place	Multifamily	Charlotte, North Carolina	80%	(1)
595 King Street	Multifamily	Charleston, South Carolina	92.5%
530 Meeting Street	Multifamily	Charleston, South Carolina	90%
Brooks Crossing	Office	Newport News, Virginia	65%	(2)
*Located in the Town Center of Virginia Beach
(1) The Company is entitled to a preferred return of 9% on a portion of its investment in Harding Place.
(2) The Company is entitled to a preferred return of 8% on its investment in Brooks Crossing.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The consolidated financial statements include the financial position and results of operations of the Company, the Operating Partnership, its wholly owned subsidiaries, and any interests in variable interest entities ("VIEs") where the Company has been determined to be the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. Such estimates are based on management’s historical experience and best judgment after considering past, current, and expected events and economic conditions. Actual results could differ from management’s estimates.

Segments

Segment information is prepared on the same basis that management reviews information for operational decision-making purposes. Management evaluates the performance of each of the Company’s properties individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. The Company operates in four business segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services. The Company’s general contracting and real estate services business develops and builds properties for its own account and also provides construction and development services to both related and third parties.

Revenue Recognition

Rental Revenues

The Company leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Rental revenues include $1.2 million, $1.1 million and $1.9 million of straight-line rent adjustments for the years ended December 31, 2017, 2016, and 2015, respectively. The Company begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with the Company’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of such revenue is reasonably assured. The Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. Contingent rents included in rental revenues were $0.4 million, $0.4 million, and $0.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Company recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Leasing incentive amortization was $0.8 million for each of the years ended December 31, 2017, 2016, and

2015. The Company recognizes fair value adjustments recorded at the time of lease assumption in rental income on a straight line basis as a reduction to revenue over the remaining life of the lease or any renewal periods for which the Company determines have value at the time of acquisition. The Company recognizes cost reimbursement revenue for real estate taxes, operating expenses and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. The Company recognizes lease termination fees either upon termination or amortizes them over any remaining lease term.

General Contracting and Real Estate Services Revenues

The Company recognizes general contracting revenue on construction contracts using the percentage-of-completion method. Under this method, the Company recognizes revenue and an estimated profit as construction contract costs are incurred based on the proportion of incurred costs to total estimated construction contract costs at completion. Construction contract costs include all direct material, labor, and subcontract costs as well as any indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which they are determined. Profit incentives are included in revenues when their realization is probable and when they can be reasonably estimated.

The Company recognizes real estate services revenues from property development and management when realized and earned, generally as such services are provided. Multiple contracts with a single counterparty are not combined into a single contract for the revenue recognition purposes.

Real Estate Investments

Income producing property primarily includes land, buildings and tenant improvements and is stated at cost. Real estate investments held for development include land and capitalized development costs. The Company reclassifies real estate investments held for development to construction in progress upon commencement of construction. Construction in progress is stated at cost. Direct and certain indirect costs clearly associated with the development, redevelopment, construction, leasing, or expansion of real estate assets are capitalized as a cost of the property. Repairs and maintenance costs are expensed as incurred.

The Company capitalizes direct and indirect project costs associated with the initial development of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include preacquisition, development, and preconstruction costs including overhead, salaries, and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent, and interest. Interest capitalized during the years ended December 31, 2017, 2016, and 2015 was $1.3 million, $1.0 million and $1.0 million, respectively. Overhead, salaries and related personnel costs capitalized during the years ended December 31, 2017, 2016, and 2015 were $2.4 million, $1.7 million and $2.1 million, respectively.

The Company capitalizes preacquisition development costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized preacquisition development costs are presented within other assets in the consolidated balance sheets. Capitalized preacquisition development costs as of December 31, 2017 and 2016 were $1.4 million and $1.1 million, respectively. Costs attributable to unsuccessful projects are expensed.

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
(or estimated useful life, if shorter)

Operating Property Acquisitions

In connection with operating property acquisitions, the Company identifies and recognizes all assets acquired and liabilities assumed at their estimated fair values or relative fair values subsequent to the adoption of the new accounting guidance discussed below, as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements, and buildings and improvements are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangibles are presented within other assets and other liabilities in the consolidated balance sheets and amortized over their respective lease terms. The Company amortizes in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. The Company amortizes above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market ground lease assets as increases to rental expenses on a straight-line basis over the remaining term of the related leases. Prior to October 1, 2016, the Company expensed all costs incurred related to operating property acquisitions. On October 1, 2016, the Company adopted newly issued accounting guidance that allows capitalization of costs related to operating property acquisitions that do not meet the definition of a business under the new guidance discussed below under "Recent Accounting Pronouncements".

The Company values land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement, as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach. The approach applies industry standard replacement costs adjusted for geographic specific considerations and reduced by estimated depreciation. The value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of the structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information and depreciation curves for the identified asset classes. The value of acquired lease intangibles considers the estimated cost of leasing the properties as if the acquired buildings were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an estimated total lease-up time and lost rental revenues during such time. The value of current leases relative to market-rate leases is based on market rents obtained for market comparables. Given the significance of unobservable inputs used in the valuation of acquired real estate assets, the Company classifies them as Level 3 inputs in the fair value hierarchy.

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

Real Estate Investments Held for Sale

Real estate assets classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. Once a property is classified as held for sale, it is no longer depreciated. A property is classified as held for sale when: (i) senior management commits to a plan to sell the property, (ii) the property is available for immediate sale in its present condition, subject only to conditions usual and customary for such sales, (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (iv) the sale is expected to be completed within one year, (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

No properties were held for sale as of December 31, 2017 or 2016.

Impairment of Long Lived Assets

The Company evaluates its real estate assets for impairment on a property by property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, the Company compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value. Impairment charges recognized during the years ended December 31, 2017, 2016, and 2015 represent unamortized leasing or acquired intangible assets related to vacated tenants.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, investments in money market funds and investments with an original maturity of three months or less.

Restricted Cash

Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements. The Company presents changes in cash restricted for real estate taxes and insurance as operating activities in the consolidated statements of cash flows. The Company presents changes in cash restricted for capital improvements as investing activities in the consolidated statements of cash flows.

Accounts Receivable, net

Accounts receivable include amounts from tenants for base rents, contingent rents, and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2017 and 2016, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $12.8 million and $12.3 million, respectively.

The Company’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual receivables, current economic conditions, historical experience, and other relevant factors. The Company establishes reserves for tenant receivables outstanding over 90 days. For all such tenants, the Company also reserves any related accrued straight-line rental revenue. Additional reserves are recorded for more current amounts, as applicable, when the Company has determined collectability to be doubtful. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $0.5 million and $0.4 million, respectively. The Company presents bad debt expense within rental expenses in the consolidated statements of comprehensive income.

Notes Receivable

Notes receivable represent financing to third parties in the form of mortgage or mezzanine loans for the development of new real estate. Mezzanine loans are secured, in part, by pledges of ownership interests of the entities that own the underlying real estate. The Company evaluates the collectability of both the interest on and principal of each of its notes receivable based primarily upon the financial condition of the individual borrowers. A loan is determined to be impaired when, based upon current information, it is no longer probable that the Company will be able to collect all contractual amounts due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the loan and its estimated realizable value.

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

Stock-Based Compensation

The Company measures the compensation cost of restricted stock awards based on the grant date fair value. The Company recognizes compensation cost for the vesting of restricted stock awards using the accelerated attribution method. Compensation cost associated with the vesting of restricted stock awards is presented within either general and administrative expenses or general contracting and real estate services expenses in the consolidated statements of comprehensive income. Total stock-based compensation expense recognized during the years ended December 31, 2017, 2016, and 2015 was $1.3 million, $1.1 million and $0.9 million, respectively. Stock-based compensation for personnel directly involved in the construction and development of a property is capitalized. During the years ended December 31, 2017, 2016, and 2015, the Company capitalized $0.4 million, 0.3 million, and $0.4 million, respectively, of stock-based compensation. The effect of forfeitures of awards is recorded as they occur.

Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes. For continued qualification as a REIT for federal income tax purposes, the Company must meet certain organizational and operational requirements, including a requirement to pay distributions to stockholders of at least 90% of annual taxable income, excluding net capital gains. As a REIT, the Company generally is not subject to income tax on net income distributed as dividends to stockholders. The Company is subject to state and local income taxes in some jurisdictions and, in certain circumstances, may also be subject to federal excise taxes on undistributed income. In addition, certain of the Company’s activities must be conducted by subsidiaries that have elected to be treated as a taxable REIT subsidiary (“TRS”) subject to both federal and state income taxes. The Operating Partnership conducts its development and construction businesses through the TRS. The related income tax provision or benefit attributable to the profits or losses of the TRS and any taxable income of the Company is reflected in the consolidated financial statements.

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

Net Income Per Share and Unit

The Company calculates net income per share and unit based upon the weighted average shares and units outstanding. Diluted net income per share and unit is calculated after giving effect to all significant potential dilutive shares outstanding during the period. Potential dilutive shares outstanding during the period include nonvested restricted stock awards. However, there were no significant potential dilutive shares or units outstanding for each of the three years ended December 31, 2017. As a result, basic and diluted outstanding shares and units were the same for all periods presented. See Note 11 for the changes in the Company’s nonvested restricted awards during each of the three years ended December 31, 2017.

Emerging Growth Company Status

The Company currently qualifies as an emerging growth company (“EGC”) pursuant to the Jumpstart Our Business Startups Act and will lose this qualification on December 31, 2018, which is the last day of the fiscal year after the fifth anniversary of the Company's IPO. An EGC may choose to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the Financial Accounting Standards Board (the “FASB”) or the U.S. Securities and Exchange Commission (the “SEC”). The Company has elected to opt out of such extended transition period. This election is irrevocable.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. While the new standard does not supersede the guidance on accounting for leases, it will change the way the Company recognizes revenue from construction and development contracts with third party customers. The Company will adopt this standard on January 1, 2018 using the modified retrospective method, applying this standard to all contracts not yet completed as of that date. In applying the standard to the Company's future construction contracts, certain pre-contract costs incurred by the Company will be deferred and amortized over the period during which construction obligations are fulfilled. Previously, these costs were immediately recorded as general contracting expenses upon commencement of construction, with the corresponding general contracting revenue also recorded. Applying the standard to the Company's uncompleted contracts as of January 1, 2018 will not result in a material adjustment to the Company's financial position as of January 1, 2018. Any required adjustment will be recorded as a cumulative catch-up adjustment to stockholders' equity.

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

In 2016, the FASB issued new guidance that addresses eight classification issues related to the statement of cash flows and requires the presentation of total changes in cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. The Company adopted this new guidance effective December 31, 2017, applying it retrospectively to each period presented. The new guidance requires that the statement of cash flows show changes in restricted cash in addition to changes in cash and cash equivalents. No additional changes were required to be made to the Company's consolidated statements of cash flows. The following table sets forth the items from the Company's Consolidated Balance Sheets that are included in cash, cash equivalents, and restricted cash in the consolidated statements of cash flows:

	As of December 31
	2017	2016	2015
Cash and cash equivalents	$19,959	$21,942	$26,989
Restricted cash	2,957	3,251	2,824
Cash, cash equivalents, and restricted cash	$22,916	$25,193	$29,813

The following table summarizes the changes made to net cash provided by operating activities and net cash used in investing activities in consolidated statements of cash flows for the years ended December 31, 2016 and 2015 on a retrospective basis (no changes were made to net cash provided by financing activities):

	Years ended December 31,
	2016	2015
Operating activities as originally presented	$59,770	$33,086
Adjustments	219	180
Operating activities after adjustments	$59,989	$33,266

Investing activities as originally presented	$(226,461)	$(56,381)
Adjustments	$208	$(1,580)
Investing activities after adjustments	$(226,253)	$(57,961)

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

On February 22, 2017, the FASB issued new guidance that clarifies the scope and application of guidance on sales or transfers of nonfinancial assets and in substance nonfinancial assets to customers, including partial sales. The new guidance applies to all nonfinancial assets, including real estate, and defines an in substance nonfinancial asset. The new guidance is effective for the Company on January 1, 2018. Management does not expect the adoption of the new guidance to have a material effect on the Company's financial position or results of operations.

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

Net operating income of the Company’s reportable segments for the years ended December 31, 2017, 2016, and 2015 was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Office real estate
Rental revenues	$19,207	$20,929	$31,534
Rental expenses	5,483	5,560	6,938
Real estate taxes	1,859	2,000	2,950
Segment net operating income	11,865	13,369	21,646
Retail real estate
Rental revenues	63,109	56,511	32,064
Rental expenses	10,233	9,116	5,915
Real estate taxes	6,176	5,395	2,928
Segment net operating income	46,700	42,000	23,221
Multifamily residential real estate
Rental revenues	26,421	21,915	17,574
Rental expenses	9,705	7,228	6,351
Real estate taxes	2,494	2,234	1,904
Segment net operating income	14,222	12,453	9,319
General contracting and real estate services
Segment revenues	194,034	159,030	171,268
Segment expenses	186,590	153,375	165,344
Segment gross profit	7,444	5,655	5,924
Net operating income	$80,231	$73,477	$60,110

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance and utilities.

General contracting and real estate services revenues for the years ended December 31, 2017, 2016, and 2015 exclude revenue related to intercompany construction contracts of $51.5 million, $43.3 million and $43.1 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the years ended December 31, 2017, 2016, and 2015 exclude expenses related to intercompany construction contracts of $51.0 million, $42.7 million and $42.8 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the years ended December 31, 2017, 2016, and 2015 include noncash stock compensation expense of $0.3 million, $0.2 million, and $0.2 million, respectively.

The following table reconciles net operating income to net income for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net operating income	$80,231	$73,477	$60,110
Depreciation and amortization	(37,321)	(35,328)	(23,153)
General and administrative expenses	(10,435)	(9,552)	(8,397)
Acquisition, development and other pursuit costs	(648)	(1,563)	(1,935)
Impairment charges	(110)	(355)	(41)
Interest income	7,077	3,228	126
Interest expense	(17,439)	(16,466)	(13,333)
Loss on extinguishment of debt	(50)	(82)	(512)
Gain on real estate dispositions	8,087	30,533	18,394
Change in fair value of interest rate derivatives	1,127	(941)	(229)
Other income	131	147	119
Income tax benefit (provision)	(725)	(343)	34
Net income	$29,925	$42,755	$31,183

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses. General and administrative expenses include corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees and other corporate office expenses. General and administrative expenses for the years ended December 31, 2017, 2016, and 2015 include noncash stock compensation expense of $0.9 million, $0.7 million and $0.7 million, respectively.

4.	Operating Leases

The Company’s commercial tenant leases generally range from five to 20 years, but certain leases with anchor tenants may be longer. The Company’s commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

2018	$71,439
2019	64,204
2020	54,582
2021	48,018
2022	41,441
Thereafter	184,844
Total	$464,528

Lease terms on multifamily apartment units generally range from seven to 15 months, with a majority having 12-month lease terms. Apartment leases are not included in the preceding table as the remaining terms as of December 31, 2017 are generally less than one year.

5.	Real Estate Investments and Equity Method Investments

The Company’s real estate investments comprised the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Income producing property	Held for development	Construction in progress	Total
Land	$175,885	$680	$21,212	$197,777
Land improvements	44,681	—	—	44,681
Buildings and improvements	690,120	—	—	690,120
Development and construction costs	—	—	61,859	61,859
Real estate investments	$910,686	$680	$83,071	$994,437

	December 31, 2016
	Income producing property	Held for development	Construction in progress	Total
Land	$171,733	$680	$6,880	$179,293
Land improvements	45,052	—	—	45,052
Buildings and improvements	677,293	—	—	677,293
Development and construction costs	—	—	6,649	6,649
Real estate investments	$894,078	$680	$13,529	$908,287

2017 Operating Property Acquisition

On July 25, 2017, the Company acquired the outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $14.3 million plus capitalized acquisition costs of $0.1 million. The following table summarizes the purchase price allocation, including acquisition costs, for this property (in thousands):

Land	$5,550
Site improvements	232
Building and improvements	6,977
In-place leases	1,382
Above-market leases	327
Below-market leases	(50)
Net assets acquired	$14,418

Rental revenues and net income from the ourparcel phase of Wendover Village for the period from the acquisition date to December 31, 2017 included in the consolidated statement of comprehensive income were $0.6 million and $0.2 million, respectively.

2016 Operating Property Acquisitions

On January 14, 2016, the Company completed the acquisition of an 11-property retail portfolio totaling 1.1 million square feet for $170.5 million.

On April 29, 2016, the Company completed the acquisition of Southgate Square, a 220,000 square foot retail center located in Colonial Heights, Virginia, for aggregate consideration of $39.5 million, comprised of the assumption of $21.1 million in debt (which approximated fair value as of the closing date) and 1,575,185 Class A units of limited partnership interest in the Operating Partnership ("Class A Units").

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

On July 10, 2015, the Company acquired Columbus Village, a 65,000 square foot retail center in Virginia Beach, Virginia. In exchange for Columbus Village, the Company assumed debt with an aggregate outstanding principal balance and fair value of $8.8 million, issued 1,000,000 Class B units of limited partnership interest in the Operating Partnership (“Class B Units”) and agreed to issue 275,000 Class C units of limited partnership interest in the Operating Partnership (“Class C Units”) on January 10, 2017. The Class B Units were automatically converted to

Class A Units on July 10, 2017. The Class C Units were converted to Class A Units on January 10, 2018. The acquisition date fair value of the total consideration transferred in exchange for Columbus Village was $19.2 million.

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

Pro Forma Financial Information (Unaudited)

The following table summarizes the consolidated results of operations of the Company on a pro forma basis, as if the 2017 acquisition had been acquired on January 1, 2016, each of the 2016 acquisitions had been acquired on January 1, 2015, and each of the 2015 acquisitions had been acquired on January 1, 2014 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Rental revenues	$109,472	$102,579	$105,479
Net income	30,354	14,060	18,492

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if these acquisitions had taken place on January 1, 2016, 2015, and 2014. The pro forma financial information includes adjustments to rental revenue and rental expenses for above and below-market leases, adjustments to depreciation and amortization expense for acquired property and in-place lease assets and adjustments to interest expense for fair value adjustments to assumed debt.

Subsequent to December 31, 2017

On January 9, 2018, the Company acquired Indian Lakes Crossing, a Harris Teeter-anchored shopping center in Virginia Beach, Virginia, for a contract price of $14.7 million plus capitalized acquisition costs of $0.2 million.

On January 29, 2018, the Company acquired Parkway Centre, a newly developed Publix-anchored shopping center in Moultrie, Georgia, for total consideration of $11.3 million ($9.6 million in cash and $1.7 million in the form of Class A Units) plus estimated capitalized acquisition costs of $0.3 million.

On November 30, 2017, the Company entered into a lease agreement with Bottling Group, LLC for a new distribution facility that the Company will develop and construct for expected delivery in 2018. On January 29, 2018, the Company acquired undeveloped land in Chesterfield, Virginia, a portion of which will serve as the site for this facility, for a contract price of $2.4 million plus capitalized acquisition costs of $0.1 million.

On February 16, 2018, through a consolidated joint venture, the Company acquired undeveloped land in Mount Pleasant, South Carolina for a contract price of $2.9 million plus capitalized acquisition costs of $0.1 million. The Company plans to use the land for the development of an estimated $23.0 million Lowes Foods-anchored shopping center.

Other 2017 Real Estate Transactions

On January 4, 2017, the Company acquired undeveloped land in Charleston, South Carolina for a contract price of $7.1 million plus capitalized acquisition costs of $0.2 million. The Company is using the land for the development of the 595 King Street property.

On January 20, 2017, the Company completed the sale of the Wawa outparcel at Greentree Shopping Center. Net proceeds after transaction costs were $4.4 million. The gain on the disposition was $3.4 million.

On July 11, 2017, the Company acquired undeveloped land in Charleston, South Carolina for a contract price of $7.2 million plus capitalized acquisition costs of $0.1 million. The Company is using the land for the development of the 530 Meeting Street property.

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

Equity Method Investments

City Center

On February 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed-use tower in Durham, North Carolina. The Company is a minority partner in the joint venture and will serve as the project's general contractor, with full ownership of the office and retail portions of the project. As of December 31, 2017 and 2016, the Company has invested $11.4 million and $10.3 million, respectively, in City Center. The Company has agreed to guarantee 37% of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center. As of December 31, 2017, $29.2 million has been drawn against the construction loan, of which $11.2 million is attributable to the Company's portion of the loan. As of December 31, 2016, the construction loan had not been drawn against.

As of December 31, 2017, the difference between the carrying value of the Company’s initial investment in City Center and the amount of underlying equity was immaterial. For the years ended December 31, 2017 and 2016, City Center did not have any operating activity, and therefore the Company did not receive any dividends or allocated income.

Based on the terms of City Center’s operating agreement, the Company has concluded that City Center is a VIE, and that the Company holds a variable interest. The Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project’s primary beneficiary and, therefore, does not consolidate City Center in its consolidated financial statements.

6.	Notes Receivable

Point Street Apartments

On October 15, 2015, the Company agreed to invest up to $28.2 million in the Point Street Apartments project in the Harbor Point area of Baltimore, Maryland. Point Street Apartments is an estimated $98.0 million development project with plans for a 17-story building comprised of 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged the Company to serve as construction general contractor. Point Street Apartments is scheduled to open in the first quarter of 2018; however, management can provide no assurances that Point Street Apartments will open on the anticipated timeline or be completed at the anticipated cost.

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

The Company’s investment in the Point Street Apartments project is in the form of a loan under which BDG may borrow up to $28.2 million (the “BDG loan”). Interest on the BDG loan accrues at 8.0% per annum and matures on the earliest of: (i) November 1, 2018, which may be extended by BDG under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan, or (iii) the date the Company exercises the Second Option as described further below.

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

As of December 31, 2017 and 2016, the Company had funded $22.4 million and $20.6 million, respectively, under the BDG loan and for the years ended December 31, 2017 and 2016, the Company recognized $1.7 million and $1.2 million, respectively, of interest income on the BDG loan. No portion of the note receivable balance is past due, and the Company has not recorded an impairment balance on the note.

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

Annapolis Junction

On April 21, 2016, the Company entered into a note receivable with a maximum principal balance of $48.1 million in the Annapolis Junction residential component of the Annapolis Junction Town Center project in Maryland (“Annapolis Junction”). Annapolis Junction is an estimated $106.0 million mixed-use development project with plans for 416 residential units., It is part of a mixed-use development project that is also planned to have 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and has engaged the Company to serve as construction general contractor for the residential component. Portions of Annapolis Junction opened during the third and fourth quarters of 2017, and the remaining portions are scheduled to open during the first quarter of 2018; however, management can provide no assurances that Annapolis Junction will open on the anticipated timeline or at the anticipated cost.

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

The Company’s investment in the Annapolis Junction project is in the form of a loan under which AJAO may borrow up to $48.1 million, including a $6.0 million interest reserve (the “AJAO loan”). Interest on the AJAO loan accrues at 10.0% per annum and matures on the earliest of: (i) December 21, 2020, which may be extended by AJAO under two one-year extension options, (ii) the maturity date or earlier termination of the senior construction loan, or (iii) the date the Company exercises the Second Option as described further below. In the event that the Company exercises the First Option, AJAO is required to simultaneously pay down both the senior construction loan and the AJAO loan by 80%, at which time the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan. In the event the Company exercises the Second Option, AJAO is required to simultaneously repay any remaining amounts outstanding under the AJAO loan, with any excess proceeds received from the exercise of the Second Option applied against the remaining balance of the senior construction loan. In the event that the Company does not exercise either the First Option or the Second Option, the interest rate on the AJAO loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the AJAO loan.

The balance on the Annapolis Junction note was $43.0 million and $38.9 million as of December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company recognized $4.1 million and $2.0 million, respectively, of interest income on the note. No portion of the note receivable balance is past due, and the Company has not recorded an impairment balance on the note.

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

North Decatur Square

On May 15, 2017, the Company invested in the development of an estimated $34.0 million Whole Foods anchored center located in Decatur, Georgia. The Company's investment is in the form of a mezzanine loan of up to $21.8 million to the developer, North Decatur Square Holdings, LLC ("NDSH"). The mezzanine loan bears interest at an annual rate of 15%. The note matures on the earliest of (i) May 15, 2022, (ii) the maturity of the senior construction loan, (iii) the sale of NDSH or (iv) the sale of the center. NDSH is current on this loan.

As of December 31, 2017, the Company had funded $11.8 million on this loan. During the year ended December 31, 2017, the Company recognized $1.0 million of interest income on this loan. No portion of the note receivable balance is past due, and the Company has not recorded an impairment balance on the note.

Management has concluded that this entity is a VIE. Because NDSH is the developer of North Decatur Square, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Delray Plaza

On October 27, 2017, the Company invested in the development of an estimated $20.0 million Whole Foods anchored center located in Delray Beach, Florida. The Company's investment is in the form of a mezzanine loan of up to $13.1 million to the developer, Delray Plaza Holdings, LLC ("DPH"). The mezzanine loan bears interest at an annual rate of 15%. The note matures on the earliest of (i) October 27, 2020, (ii) the date of any sale or refinance of the development project, or (iii) the disposition or change in control of the development project.

As of December 31, 2017, the Company had funded $5.4 million on this loan. During the year ended December 31, 2017, the Company recognized $0.2 million of interest income on this loan. No portion of the note receivable balance is past due, and the Company has not recorded an impairment balance on the note.

Management has concluded that this entity is a VIE. Because DPH is the developer of Delray Plaza, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Subsequent to December 31, 2017

On January 31, 2018, the North Decatur Square mezzanine loan was modified to increase the maximum amount of the loan to $25.7 million.

7.	Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The Company defers precontract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Precontract costs of $0.6 million and $1.5 million were deferred as of December 31, 2017 and 2016, respectively.

Construction receivables and payables include retentions—amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2017 and 2016, construction receivables included retentions of $9.9 million and $11.5 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2017 during the year ending December 31, 2018. As of December 31, 2017 and 2016, construction payables included retentions of $17.4 million and $14.6 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2017 during the year ending December 31, 2018.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Costs incurred on uncompleted construction contracts	$520,368	$333,744
Estimated earnings	18,070	10,936
Billings	(541,784)	(354,737)
Net position	$(3,346)	$(10,057)

	December 31,
	2017	2016
Construction contract costs and estimated earnings in excess of billings	$245	$110
Billings in excess of construction contract costs and estimated earnings	(3,591)	(10,167)
Net position	$(3,346)	$(10,057)

The Company expects to complete all uncompleted contracts as of December 31, 2017 during the years ending December 31, 2018 and 2019.

8.	Indebtedness

The Company’s indebtedness was comprised of the following as of December 31, 2017 and 2016 (dollars in thousands):

			Stated Interest	Stated Maturity
	Principal Balance		Rate	Date
	December 31,		December 31,
	2017	2016	2017
North Point Center Note 5	$—	$643	LIBOR + 2.00%	February 1, 2017
Harrisonburg Regal	—	3,256	6.06%	June 8, 2017
Commonwealth of Virginia - Chesapeake	—	4,933	LIBOR + 1.90%	August 28, 2017
Sandbridge Commons (2)	8,468	9,376	LIBOR + 1.75%	January 17, 2018
Columbus Village Note 1 (1)	6,080	6,258	LIBOR + 2.00%	April 5, 2018
Columbus Village Note 2	2,218	2,266	LIBOR + 2.00%	April 5, 2018
Johns Hopkins Village	46,698	43,841	LIBOR + 1.90%	July 30, 2018
Lightfoot Marketplace	10,500	12,194	LIBOR + 1.75%	November 14, 2018
North Point Note 1	9,571	9,776	6.45%	February 5, 2019
Harding Place	3,874	—	LIBOR + 2.95%	February 24, 2020
Town Center Phase VI	1,505	—	LIBOR + 3.50%	June 29, 2020
Southgate Square	20,708	21,150	LIBOR + 2.00%	April 29, 2021
249 Central Park Retail (3)	16,851	17,076	LIBOR + 1.95%	August 8, 2021
Fountain Plaza Retail (3)	10,145	10,281	LIBOR + 1.95%	August 8, 2021
South Retail (3)	7,394	7,493	LIBOR + 1.95%	August 8, 2021
4525 Main Street (4)	32,034	32,034	3.25%	September 10, 2021
Encore Apartments (4)	24,966	24,966	3.25%	September 10, 2021
Revolving credit facility	66,000	107,000	LIBOR+1.40%-2.00%	October 26, 2021
Hanbury Village	19,503	20,709	0.0378	August 15, 2022
Term loan (1)	50,000	50,000	LIBOR+1.35%-1.95%	October 26, 2022
Term loan	100,000	50,000	LIBOR+1.35%-1.95%	October 26, 2022
Socastee Commons	4,771	4,866	4.57%	January 6, 2023
North Point Note 2	2,459	2,564	7.25%	September 15, 2025
Smith's Landing	19,764	20,511	4.05%	June 1, 2035
Liberty Apartments	14,694	20,005	5.66%	November 1, 2043
The Cosmopolitan	45,209	45,884	3.35%	July 1, 2051
Total principal balance	$523,412	$527,082
Unamortized fair value adjustments	(1,211)	(1,250)
Unamortized debt issuance costs	(4,929)	(3,652)
Indebtedness, net	$517,272	$522,180
________________________________________

(1)	Subject to an interest rate swap agreement.

(2)	Subsequent to December 31, 2017, the Sandbridge Commons mortgage was extended for an additional 5 years.

(3)	Cross collateralized.

(4)	Cross collateralized.

The Company’s indebtedness was comprised of the following fixed and variable-rate debt as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Fixed-rate debt	$229,051	$241,472
Variable-rate debt	294,361	285,610
Total principal balance	$523,412	$527,082

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2017, the Company was in compliance with all loan covenants.

Scheduled principal repayments and maturities during each of the next five years and thereafter are as follows (in thousands):

Year	Scheduled Principal Payments	Maturities	Total Payments
2018	$4,361	$73,322	$77,683
2019	3,951	9,333	13,284
2020	4,959	5,379	10,338
2021	4,073	172,274	176,347
2022	2,699	167,109	169,808
Thereafter	70,385	5,567	75,952
Total	$90,428	$432,984	$523,412

Credit Facility

On October 26, 2017, the Operating Partnership entered into an amended and restated credit agreement (the “amended credit agreement”), which provides for a $300.0 million credit facility comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $150.0 million senior unsecured term loan facility (the “term loan facility” and, together with the revolving credit facility, the “credit facility”), with a syndicate of banks. The amended credit facility replaces the prior $150.0 million revolving credit facility, which was scheduled to mature on February 20, 2019, and the prior $125.0 million term loan facility, which was scheduled to mature on February 20, 2021.

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

The revolving credit facility bears interest at LIBOR plus a margin ranging from 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus a margin ranging from 1.35% to 1.95%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility. As of December 31, 2017, the interest rates on the revolving credit facility and the term loan facility were 3.11% and 3.06%, respectively. If the Company attains investment grade credit ratings from S&P and Moody’s, the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

The Operating Partnership is the borrower under the credit facility, and its obligations under the credit facility are guaranteed by the Company and certain of its subsidiaries that are not otherwise prohibited from providing such guaranty. The credit agreement contains customary representations and warranties and financial and other affirmative and negative covenants. The Company's ability to borrow under the credit facility is subject to ongoing compliance with a number of financial covenants, affirmative covenants and other restrictions. The credit agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the credit facility to be immediately due and payable.

The Company is currently in compliance with all covenants under the credit facility.

Other 2017 Financing Activity

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

On October 13, 2017, the Company paid down $5.0 million of the Liberty Apartments note.

On November 1, 2017, the Company extended the Lightfoot construction loan after paying the balance down to $10.5 million and paying an extension fee. The loan is now set to mature in November 2018.

On December 28, 2017, the Company secured a $66.5 million construction loan for the 595 King Street and 530 Meeting Street development projects. There are no borrowings on this loan as of December 31, 2017.

During the year ended December 31, 2017, the Company borrowed $8.9 million under its construction loans to fund new development and construction.

Subsequent to December 31, 2017

On January 22, 2018, the Company extended the Sandbridge Commons mortgage. The loan bears interest at a rate of LIBOR plus a spread of 1.75% and will mature on January 17, 2023.

In January 2018, the Company increased its borrowings under the revolving credit facility by $58.0 million.

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

On October 26, 2015, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $75.0 million at a strike rate of 1.25% for a premium of $0.1 million. The interest rate cap agreement expired on October 15, 2017.

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

On November 28, 2017, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.50% for a premium of less than $0.4 million. The interest rate cap agreement expires on December 1, 2019.

The Company’s derivatives comprised the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017			2016
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Interest rate swaps	$56,079	$10	$(69)	$56,901	$—	$(829)
Interest rate caps	345,000	1,515	—	270,000	259	—
Total	$401,079	$1,525	$(69)	$326,901	$259	$(829)

The changes in the fair value of the Company’s derivatives during the years ended December 31, 2017, 2016, and 2015 was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Interest rate swaps	$770	$(795)	$(1,071)
Interest rate caps	357	(146)	(233)
Total	$1,127	$(941)	$(1,304)
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$1,127	$(941)	$(229)
Unrealized gain (loss) on cash flow hedge	—	—	(1,075)
Total	$1,127	$(941)	$(1,304)

Effective March 31, 2016, the Company determined that the short-cut method of hedge accounting was not appropriate for two of its interest-rate swaps and, for accounting purposes, the hedge relationship was terminated. The swaps were entered into in February and July 2015. Accordingly, changes in fair value of the swap should have been recorded in income rather than other comprehensive income. The Company determined that the errors were immaterial to all previously issued financial statements. The Company recognized $0.7 million of accumulated other comprehensive income and $0.4 million, which was previously allocated to noncontrolling interest as of December 31, 2015, in earnings during the first quarter of 2016. Subsequent changes in the value of the interest rate swap for the period from January 1, 2016 to December 31, 2017 were also recognized in earnings during the years ended December 31, 2017 and 2016. Net income for the year ended December 31, 2015 was overstated by $1.0 million. In reaching its conclusions, management considered the nature of the error, the effect of the error on operating results for 2015, and the effects of the error on important financial statement measures, including related trends.

The Company has not designated any of its interest rate caps as hedging instruments under GAAP.

10.	Equity

Stockholders’ Equity

As of December 31, 2017 and 2016, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 44.9 million and 37.5 million shares of common stock issued and outstanding as of December 31, 2017 and 2016, respectively. No shares of preferred stock were issued and outstanding as of December 31, 2017 and 2016.

On April 8, 2015, the Company issued 415,500 shares of common stock in a private placement as partial consideration for the acquisition of Perry Hall Marketplace.

On May 5, 2015, the Company commenced an at-the-market continuous equity program through which the Company was able to, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the "2015 ATM Program"). During the years ended December 31, 2016 and 2015, the Company issued and sold 1,152,919 and 1,108,149 shares of common stock at weighted average prices of $10.87 and $10.26 per share, resulting in net proceeds to the Company after offering costs and commissions of $12.2 million and $10.9 million, respectively.

On December 9, 2015, the Company completed an underwritten public offering of 3,450,000 shares of common stock. The net proceeds to the Company after deducting the underwriting discount and related offering costs were $35.1 million.

On May 4, 2016, the Company commenced a new at-the-market continuous equity offering program (the “2016 ATM Program”) through which the Company was able to, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $75.0 million. Upon commencing the 2016 ATM Program, the Company simultaneously terminated the Prior ATM Program. During the years ended December 31, 2017 and 2016, the Company issued and sold 450,890 and 4,159,936 shares of common stock at a weighted average price of $14.08 and $13.45 per share under the 2016 ATM Program, receiving net proceeds after offering costs and commissions of $6.2 million and $54.8 million, respectively.

On October 13, 2016, the Company completed the acquisition of Columbus Village II, a stabilized retail asset for aggregate consideration of 2,000,000 shares of common stock, which based on the closing stock price on the date of the acquisition, resulting in an acquisition price of $26.2 million. On October 19, 2016, the Company filed a registration statement covering resales of the shares pursuant to a registration rights agreement with the sellers.

On May 12, 2017, the Company completed an underwritten public offering of 6,900,000 shares of common stock at a public offering price of $13.00 per share, which resulted in net proceeds after offering costs and commissions of $85.3 million.

Redeemable Noncontrolling Interests

The former noncontrolling interest holder of Johns Hopkins Village had an option to redeem the 20% noncontrolling interest in that entity. The noncontrolling interest of $2.0 million was included in temporary equity. On December 21, 2017, the Company redeemed the noncontrolling interest for a cash payment of $2.0 million and contingent future consideration of $0.5 million to be paid in Class A Units of the Operating Partnership upon the satisfaction of certain conditions. The contingent future consideration of $0.5 million has been recorded in accounts payable and accrued liabilities on the Company's consolidated balance sheets.

Noncontrolling Interests

As of December 31, 2017 and 2016, the Company held a 72.0% and 68.1% interest in the Operating Partnership, respectively. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent OP Units not held by the Company.

As partial consideration for Columbus Village, the Operating Partnership issued 1,000,000 Class B Units on July 10, 2015 and issued 275,000 Class C Units on January 10, 2017. The Class B Units and Class C Units did not earn or accrue distributions until July 10, 2017 and January 10, 2018, respectively, at which time they automatically converted to Class A Units.

On January 10, 2017, the Operating Partnership issued 68,691 Class A Units to acquire the remaining 20% interest in the Town Center Phase VI project.

On October 2, 2017, due to the request of holders of Class A Units to tender an aggregate 358,879 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests with an aggregate cash payment of $4.9 million.

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

Common Stock Dividends and Class A Unit Distributions

During the year ended December 31, 2017, the Company declared the following dividends per share and distributions per unit:

Declaration Date	Record Date	Paid Date	Dividend Per Share/Distribution Per Unit
February 2, 2017	March 29, 2017	April 6, 2017	$0.19
May 5, 2017	June 28, 2017	July 6, 2017	0.19
August 4, 2017	September 27, 2017	October 5, 2017	0.19
November 2, 2017	December 27, 2017	January 4, 2018	0.19
		Total	$0.76

During the year ended December 31, 2017, the Company paid cash dividends of $31.1 million to common stockholders and the Operating Partnership paid cash distributions of $12.6 million to holders of Class A Units.

The tax treatment of dividends paid to common stockholders during the year ended December 31, 2017 was as follows (unaudited):

Capital gains	9.06%
Ordinary income	71.59%
Return of capital	19.35%
Total	100.00%

During the year ended December 31, 2016, the Company declared the following dividends per share and distributions per unit:

Declaration Date	Record Date	Paid Date	Dividend Per Share/Distribution Per Unit
January 31, 2016	March 30, 2016	April 7, 2016	$0.18
May 2, 2016	June 29, 2016	July 7, 2016	0.18
August 4, 2016	September 28, 2016	October 6, 2016	0.18
November 3, 2016	December 28, 2016	January 5, 2017	0.18
		Total	$0.72

During the year ended December 31, 2016, the Company paid cash dividends of $22.7 million to common stockholders and the Operating Partnership paid cash distributions of $11.1 million to holders of Class A Units.

The tax treatment of dividends paid to common stockholders during the year ended December 31, 2016 was as follows (unaudited):

Capital gains	—%
Ordinary income	78%
Return of capital	22%
Total	100%

During the year ended December 31, 2015, the Company declared the following dividends per share and distributions per unit:

Declaration Date	Record Date	Paid Date	Dividend Per Share/Distribution Per Unit
January 28, 2015	April 1, 2015	April 9, 2015	$0.17
May 8, 2015	July 1, 2015	July 9, 2015	0.17
August 6, 2015	October 1, 2015	October 8, 2015	0.17
November 6, 2015	December 31, 2015	January 7, 2016	0.17
		Total	$0.68

During the year ended December 31, 2015, the Company paid cash dividends of $17.1 million to common stockholders and the Operating Partnership paid cash distributions of $9.9 million to holders of OP Units.

The tax treatment of dividends paid to common stockholders during the year ended December 31, 2015 was as follows (unaudited):

Capital gains	—%
Ordinary income	64.2%
Return of capital	35.8%
Total	100.0%

Subsequent to December 31, 2017

On January 2, 2018, due to the holders of Class A Units tendering an aggregate of 163,000 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

On January 4, 2018, the Company paid cash dividends of $8.5 million to common stockholders and the Operating Partnership paid cash distributions of $3.3 million to holders of Class A Units. These dividends and distributions were declared and accrued as of December 31, 2017.

On January 29, 2018, the Company issued 117,228 Class A Units valued at $1.7 million in conjunction with the acquisition of Parkway Centre, a newly developed Publix-anchored shopping center in Moultrie, Georgia.

On February 22, 2018, the Company announced that its Board of Directors declared a cash dividend of $0.20 per common share for the first quarter of 2018. This represents a 5.3% increase over the prior quarter's cash dividend. The first quarter dividend will be payable in cash on April 5, 2018 to stockholders of record on March 28, 2018.

11.	Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of December 31, 2017, the Company had 1,083,838 shares of common stock reserved for issuance under the Equity Plan.

During the years ended December 31, 2017, 2016, and 2015, the Company granted an aggregate of 0.1 million, 0.1 million and 0.1 million shares of restricted stock to employees and nonemployee directors, respectively. The weighted average grant date fair value of the restricted stock awards granted during the years ended December 31, 2017, 2016, and 2015 was $1.7 million, $1.4 million and $1.2 million, respectively. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Nonemployee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the years ended December 31, 2017, 2016, and 2015, the Company recognized $1.5 million, $1.2 million and $1.0 million of stock-based compensation, respectively. As of December 31, 2017, the total unrecognized compensation cost related to nonvested restricted shares was $0.5 million, substantially all of which the Company expects to recognize over the next 20 months.

The following table summarizes the changes in the Company’s nonvested restricted stock awards during the year ended December 31, 2017:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2017	104,839	$11.20
Granted	118,361	14.04
Vested	(109,950)	12.26
Forfeited	(461)	12.99
Nonvested as of December 31, 2017	112,789	$13.14

Restricted stock awards granted and vested during the year ended December 31, 2017 include 21,188 shares tendered by employees to satisfy minimum statutory tax withholding obligations.

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

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net	$517,272	$518,417	$522,180	$527,414
Interest rate swap liabilities	69	69	829	829
Interest rate swap and cap assets	1,525	1,525	259	259

13.	Income Taxes

The income tax benefit (provision) for the years ended December 31, 2017, 2016, and 2015 comprised the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal income taxes:
Current	$(516)	$(197)	$102
Deferred	(131)	(109)	(72)
State income taxes:
Current	(62)	(24)	13
Deferred	(16)	(13)	(9)
Income tax benefit (provision)	$(725)	$(343)	$34

The legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% (including with respect to taxable REIT subsidiaries), resulting in the Company's remeasuring its existing deferred tax balances. In addition, generally beginning in 2018, the Tax Act alters the deductibility of certain items (e.g., interest expense) and allows the cost of certain qualifying capital asset investments to be deducted fully in the year they were purchased, subject to a phase-down of the deduction percentage over time. As of December 31, 2017, the Company has not fully completed its analysis of the tax effects of the Tax Act; however, it has made a reasonable estimate of the effects on the deferred tax balances. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amounts recorded related to the remeasurement of the deferred tax balance was approximately $0.2 million of tax expense.

The Company has not fully completed its analysis of the tax effects of the Tax Act; however, it has made a reasonable estimate of the effects on the deferred tax balances. Our estimates are subject to change as additional clarification and implementation guidance is made available by the Internal Revenue Service or other standard-setting bodies, and as a result, we may make adjustments to provisional amounts. It is not expected that such adjustments, however, will materially affect our financial position and results of operations or our effective tax rate in the period in which the adjustments are made.

As of December 31, 2017 and 2016, the Company had $0.3 million and $0.5 million, respectively, of net deferred tax assets representing basis differences in the assets of the TRS and stock-based compensation attributable to the TRS.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2017 and 2016. The Company is generally subject to examination by the applicable taxing authorities for the tax years 2014 through 2017. The Company does not currently have any ongoing tax examinations by taxing authorities.

14.	Other Assets

Other assets were comprised of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Acquired lease intangibles, net	$29,881	$38,853
Leasing costs, net	9,651	9,338
Leasing incentives, net	4,217	4,764
Interest rate swaps and caps	1,515	259
Prepaid expenses and other	8,937	9,797
Advance deposits on property acquisitions	400	75
Preacquisition development costs	1,352	1,079
Other assets	$55,953	$64,165

15.	Other Liabilities

Other liabilities were comprised of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Dividends and distributions payable	$11,887	$9,727
Deferred ground rent payable	8,732	8,202
Acquired lease intangibles, net	13,829	15,545
Prepaid rent and other	3,171	3,227
Security deposits	1,674	1,679
Interest rate swaps	59	829
Other liabilities	$39,352	$39,209

16.	Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2017 (in thousands):

	December 31, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$50,506	$25,193	$25,313
Above-market lease assets	4,817	1,923	2,894
Below-market lease liabilities	18,089	4,260	13,829
Below-market ground lease assets	1,920	246	1,674

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2016 (in thousands):

	December 31, 2016
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$49,124	$15,350	$33,774
Above-market lease assets	4,490	1,138	3,352
Below-market lease liabilities	18,039	2,494	15,545
Below-market ground lease assets	1,920	193	1,727

Amortization of in-place lease assets for the years ended December 31, 2017, 2016, and 2015 was $9.7 million, $10.2 million, and $2.9 million, respectively.

Amortization of above-market lease assets for the years ended December 31, 2017, 2016, and 2015 was $0.8 million, $0.9 million, and $0.3 million, respectively.

Amortization of below-market lease liabilities for the years ended December 31, 2017, 2016, and 2015 was $1.8 million, $1.8 million, and $0.1 million, respectively.

Amortization of below-market ground lease assets for the years ended December 31, 2017, 2016, and 2015 was $0.1 million, $0.1 million, and $0.1 million, respectively.

As of December 31, 2017, the weighted-average remaining lives of in-place lease assets, above-market lease assets, below-market lease liabilities, and below-market ground lease assets were 4.9 years, 6.0 years, 4.9 years, and 31.5 years, respectively. As of December 31, 2017, the weighted-average remaining life of below-market lease renewal options was 13.8 years.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

			Depreciation and
	Rental Revenues	Rental Expenses	Amortization
Year ending December 31,
2018	$928	$53	$7,170
2019	842	53	5,359
2020	706	53	3,659
2021	721	53	2,250
2022	689	53	1,669

17.	Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these consolidated financial statements. Revenue from construction contracts with related party entities of the Company was $7.6 million, $26.7 million and $9.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. Gross profits from such contracts were $0.4 million, $1.0 million and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. Amounts from related parties of the Company included in construction receivables as of December 31, 2017 and 2016 were $0.2 million and $3.4 million, respectively. Real estate services fees from affiliated entities of the Company were not material for any of the years ended December 31, 2017, 2016, and 2015. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the years ended December 31, 2017, 2016, and 2015.

In connection with the formation transactions for the Company's IPO, the Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the formation transactions on May 13, 2013. Upon completing the sale of the Virginia Natural Gas office property on November 20, 2014, the Operating Partnership paid $1.3 million under such tax protection agreements.

18.	Commitments and Contingencies

Legal Proceedings

The Company is from time to time involved in various disputes, lawsuits, warranty claims, environmental and other matters arising in the ordinary course of its business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

The Company currently is a party to various legal proceedings, none of which management expects will have a material adverse effect on the Company’s financial position, results of operations, or liquidity. Management accrues a liability for litigation if an unfavorable outcome is determined to be probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is determined by management to be probable and a range of loss can be reasonably estimated, management accrues the best estimate within the range; however, if no amount within the range is a better estimate than any other, the minimum amount within the range is accrued. Legal fees related to litigation are expensed as incurred. Management does not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on the Company’s financial position or results of operations; however, litigation is subject to inherent uncertainties.

Under the Company’s leases, tenants are typically obligated to indemnify the Company from and against all liabilities, costs, and expenses imposed upon or asserted against it as owner of the properties due to certain matters relating to the operation of the properties by the tenant.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $44.9 million and $40.5 million as of December 31, 2017 and 2016, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of December 31, 2017 and 2016, the Operating Partnership had total outstanding letters of credit of $2.1 million and $4.1 million, respectively. The amounts outstanding at December 31, 2017 and 2016 include a $2.1 million letter of credit related to the guarantee on the Point Street Apartments senior construction loan.

The Company has five ground leases on four properties with initial terms that range from 20 to 65 years and options to extend up to an additional 40 years in certain cases. The Company also leases automobiles and equipment.

Future minimum rental payments during each of the next five years and thereafter are as follows (in thousands):

2018	$2,260
2019	2,145
2020	2,104
2021	2,057
2022	1,897
Thereafter	89,556
Total	$100,019

Ground rent expense for the years ended December 31, 2017, 2016, and 2015 was $2.5 million, $2.0 million and $1.7 million, respectively.

Concentrations of Credit Risk

The majority of the Company’s properties are located in Hampton Roads, Virginia. For the years ended December 31, 2017, 2016, and 2015, rental revenues from Hampton Roads properties represented 53%,  58% and 68%,  respectively, of the Company’s rental revenues. Many of the Company’s Hampton Roads properties are located in the Town Center of Virginia Beach. For the years ended December 31, 2017, 2016, and 2015, rental revenues from Town Center properties represented 38%,  41% and 46%,  respectively, of the Company’s rental revenues. Rental revenues from Richmond Tower, which the Company sold in January 2016, individually represented 1% and 11% of the Company’s rental revenues for the years ended December 31, 2016 and 2015, respectively.

A group of five construction customers comprised 88%, 52%, and 15% of the Company’s general contracting and real estate services revenues for the years ended December 31, 2017, 2016, and 2015, respectively. The same customers represented 83%, 43%, and 20% of the Company’s general contracting and real estate services segment gross profit for the years ended December 31, 2017, 2016, and 2015, respectively.

19.	Selected Quarterly Financial Data (Unaudited)

The following tables summarize certain selected quarterly financial data for 2017 and 2016 (in thousands, except per share data):

	2017 Quarters
	First	Second	Third	Fourth
Rental revenues	$27,232	$26,755	$27,096	$27,654
General contracting and real estate services revenues	63,519	56,671	41,201	32,643
Net operating income	20,978	20,645	19,397	19,211
Net income	8,753	4,943	10,461	5,768
Net income attributable to stockholders	5,936	3,471	7,488	4,152
Net income per share: basic and diluted	$0.16	$0.08	$0.17	$0.09

	2016 Quarters
	First	Second	Third	Fourth
Rental revenues	$23,283	$24,251	$25,305	$26,516
General contracting and real estate services revenues	36,803	33,200	38,552	50,475
Net operating income	17,371	17,973	18,393	19,740
Net income	26,533	3,131	7,946	5,145
Net income attributable to stockholders	17,370	2,034	5,212	3,458
Net income per share: basic and diluted	$0.57	$0.06	$0.15	$0.09

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation
December 31, 2017

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount(1)	Acquisition
Office
4525 Main Street	$32,034		$982	$—	$45,338	$982	$45,338	$46,320	$4,422	$41,898	2014
Armada Hoffler Tower	—	(2)	1,976	—	57,887	1,976	57,887	59,863	29,625	30,238	2002
One Columbus	—	(2)	960	10,269	8,772	960	19,041	20,001	10,280	9,721	1984
Two Columbus	—	(2)	53	—	19,364	53	19,364	19,417	6,941	12,476	2009
Total office	$32,034		$3,971	$10,269	$131,361	$3,971	$141,630	$145,601	$51,268	$94,333
Retail
249 Central Park Retail	$16,851		$712	$—	$15,108	$712	$15,108	$15,820	$8,228	$7,592	2004
Alexander Pointe	—	(2)	4,050	4,880	58	4,050	4,938	8,988	466	8,522	1997/2016
Bermuda Crossroads	—	(2)	5,450	10,641	1,053	5,450	11,694	17,144	2,183	14,961	2001/2013
Broad Creek Shopping Center	—	(2)	—	—	15,945	—	15,945	15,945	9,010	6,935	1997-2001
Broadmoor Plaza	—	(2)	2,410	9,010	346	2,410	9,356	11,766	881	10,885	1980/2016
Brooks Crossing	—		117	—	2,213	117	2,213	2,330	88	2,242	2016
Columbus Village	8,298		7,631	10,135	9	7,631	10,144	17,775	732	17,043	1980/2015
Columbus Village II	—	(2)	14,536	10,922	23	14,536	10,945	25,481	520	24,961	1995/2016
Commerce Street Retail	—	(2)	118	—	3,220	118	3,220	3,338	1,342	1,996	2008
Courthouse 7-Eleven	—	(2)	1,007	—	1,043	1,007	1,043	2,050	163	1,887	2011
Dick’s at Town Center	—	(2)	67	—	10,572	67	10,572	10,639	3,920	6,719	2002
Dimmock Square	—	(2)	5,100	13,126	188	5,100	13,314	18,414	1,254	17,160	1998/2014
Fountain Plaza Retail	10,145		425	—	7,135	425	7,135	7,560	3,154	4,406	2004
Gainsborough Square	—	(2)	2,229	—	7,182	2,229	7,182	9,411	3,206	6,205	1999
Greentree Shopping Center	—		1,103	—	4,018	1,103	4,018	5,121	513	4,608	2014
Hanbury Village	19,503	(2)	3,793	—	19,342	3,793	19,342	23,135	6,344	16,791	2006
Harper Hill Commons	—	(2)	2,840	8,510	93	2,840	8,603	11,443	608	10,835	2004/2016
Harrisonburg Regal	—		1,554	—	4,148	1,554	4,148	5,702	1,989	3,713	1999
Lightfoot Marketplace	10,500		7,628	—	14,714	7,628	14,714	22,342	794	21,548	2016
North Hampton Market	—	(2)	7,250	10,210	401	7,250	10,611	17,861	953	16,908	2004/2016
North Point Center	12,030	(2)	1,936	—	25,417	1,936	25,417	27,353	12,652	14,701	1998
Oakland Marketplace	—	(2)	1,850	3,370	26	1,850	3,396	5,246	584	4,662	2004/2016
Parkway Marketplace	—	(2)	1,150	—	3,664	1,150	3,664	4,814	1,776	3,038	1998
Patterson Place	—	(2)	15,059	20,180	231	15,059	20,411	35,470	1,353	34,117	2004/2016
Perry Hall Marketplace	—	(2)	3,240	8,316	383	3,240	8,699	11,939	872	11,067	2001/2015
Providence Plaza	—	(2)	9,950	12,369	670	9,950	13,039	22,989	937	22,052	2007/2015
Renaissance Place	—	(2)	6,730	8,439	89	6,730	8,528	15,258	335	14,923	2008/2016

Sandbridge Commons	8,468		4,825	—	7,285	4,825	7,285	12,110	839	11,271	2015
Socastee Commons	4,771		2,320	5,380	121	2,320	5,501	7,821	530	7,291	2000/2015
South Retail	7,394		190	—	7,635	190	7,635	7,825	3,964	3,861	2002
South Square	—	(2)	14,130	12,670	164	14,130	12,834	26,964	953	26,011	1977/2016
Southgate Square	20,708		8,890	25,950	249	8,890	26,199	35,089	1,467	33,622	1991/2016
Southshore Shops	—	(2)	1,770	6,509	16	1,770	6,525	8,295	289	8,006	2006/2016
Stone House Square	—	(2)	6,360	16,350	277	6,360	16,627	22,987	1,548	21,439	2008/2015
Studio 56 Retail	—	(2)	76	—	2,475	76	2,475	2,551	825	1,726	2007
Tyre Neck Harris Teeter	—	(2)	—	—	3,306	—	3,306	3,306	923	2,383	2011
Waynesboro Commons	—	(2)	1,300	1,610	47	1,300	1,657	2,957	385	2,572	1993/2016
Wendover Village	—	(2)	18,260	21,700	52	18,260	21,752	40,012	1,100	38,912	2004/2016-2017
Total retail	$118,668		$166,056	$220,277	$158,918	$166,056	$379,195	$545,251	$77,680	$467,571
Mutifamily
Encore Apartments	$24,966		$1,293	$—	$30,183	$1,293	$30,183	$31,476	$3,033	$28,443	2014
Harding Place	3,874		5,706	—	22,997	5,706	22,997	28,703	—	28,703	—	(3)
Johns Hopkins Village	46,698		—	—	69,229	—	69,229	69,229	3,107	66,122	2016
King Street	—		7,276	—	5,452	7,276	5,452	12,728	—	12,728	—	(3)
Liberty Apartments	14,694		3,580	23,494	1,407	3,580	24,900	28,480	3,456	25,024	2013/2014
Meeting Street	—		7,265	—	6,372	7,265	6,372	13,637	—	13,637	—	(3)
Smith’s Landing	19,764		—	35,105	1,765	—	36,870	36,870	5,613	31,257	2009/2013
The Cosmopolitan	45,209		985	—	57,504	985	57,504	58,489	20,364	38,125	2006
Town Center Phase VI	1,505		965	—	22,328	965	22,328	23,293	—	23,293	—	(3)
Total multifamily	$156,710		$27,070	$58,599	$217,237	$27,070	$275,835	$302,905	$35,573	$267,332
Held for development	$—		$680	$—	$—	$680	$—	$680	$—	$680
Real estate investments	$307,412		$197,777	$289,145	$507,516	$197,777	$796,660	$994,437	$164,521	$829,916
________________________________________

(1)	The net carrying amount of real estate for federal income tax purposes was $698.1 million as of December 31, 2017.

(2)	Borrowing base collateral for the credit facility as of December 31, 2017.

(3)	Construction in progress as of December 31, 2017.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	15—20 years
Equipment	5—15 years
Tenant improvements	Term of the related lease
(or estimated useful life, if shorter)

	Real Estate		Accumulated
	Investments		Depreciation
	December 31,
	2017	2016	2017	2016
Balance at beginning of the year	$908,287	$633,591	$139,553	$125,380
Construction costs and improvements	84,142	56,630	—	—
Acquisitions	12,760	248,987	—	—
Dispositions	(10,146)	(30,467)	(1,006)	(352)
Reclassifications	(606)	(454)	—	(8,928)
Depreciation	—	—	25,974	23,453
Balance at end of the year	$994,437	$908,287	$164,521	$139,553