Form 10-Q
period 2018-03-31
Armada Hoffler Properties, Inc.
filed 2018-05-02
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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
◻ Yes     ☒  No

As of May 2, 2018, the Registrant had 45,237,043 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$936,579	$910,686
Held for development	1,473	680
Construction in progress	120,850	83,071
	1,058,902	994,437
Accumulated depreciation	(171,205)	(164,521)
Net real estate investments	887,697	829,916
Cash and cash equivalents	15,804	19,959
Restricted cash	3,502	2,957
Accounts receivable, net	16,125	15,691
Notes receivable	88,973	83,058
Construction receivables, including retentions	21,336	23,933
Construction contract costs and estimated earnings in excess of billings	315	245
Equity method investments	12,821	11,411
Other assets	55,216	55,953
Total Assets	$1,101,789	$1,043,123
LIABILITIES AND EQUITY
Indebtedness, net	$589,634	$517,272
Accounts payable and accrued liabilities	11,333	15,180
Construction payables, including retentions	41,516	47,445
Billings in excess of construction contract costs and estimated earnings	2,235	3,591
Other liabilities	40,170	39,352
Total Liabilities	684,888	622,840

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 45,205,575 and 44,937,763 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	452	449
Additional paid-in capital	289,699	287,407
Distributions in excess of earnings	(65,190)	(61,166)
Total stockholders’ equity	224,961	226,690
Noncontrolling interests	191,940	193,593
Total Equity	416,901	420,283
Total Liabilities and Equity	$1,101,789	$1,043,123

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental revenues	$28,699	$27,232
General contracting and real estate services revenues	23,050	63,519
Total revenues	51,749	90,751

Expenses
Rental expenses	6,424	6,068
Real estate taxes	2,813	2,509
General contracting and real estate services expenses	22,414	61,196
Depreciation and amortization	9,278	9,475
General and administrative expenses	2,961	2,986
Acquisition, development and other pursuit costs	84	47
Impairment charges	—	4
Total expenses	43,974	82,285
Operating income	7,775	8,466
Interest income	2,232	1,398
Interest expense	(4,373)	(4,535)
Gain on real estate dispositions	—	3,395
Change in fair value of interest rate derivatives	969	294
Other income	114	37
Income before taxes	6,717	9,055
Income tax benefit (provision)	266	(302)
Net income	6,983	8,753
Net income attributable to noncontrolling interests	(1,943)	(2,817)
Net income attributable to stockholders	$5,040	$5,936
Net income attributable to stockholders per share (basic and diluted)	$0.11	$0.16
Weighted-average common shares outstanding (basic and diluted)	45,132	37,622
Dividends and distributions declared per common share and unit	$0.20	$0.19

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statement of Equity

(In thousands, except share data)
(Unaudited)

	Shares of common stock	Common Stock	Additional paid-in capital	Distributions in excess of earnings	Total stockholders' equity	Noncontrolling interests	Total Equity
Balance, January 1, 2018	44,937,763	$449	$287,407	$(61,166)	$226,690	$193,593	$420,283
Net income	—	—	—	5,040	5,040	1,943	6,983
Restricted stock awards	105,362	1	499	—	500	—	500
Restricted stock award forfeitures	(550)	—	(4)	—	(4)	—	(4)
Issuance of operating partnership units for acquisitions	—	—	—	—	—	1,696	1,696
Redemption of operating partnership units	163,000	2	1,797	—	1,799	(1,804)	(5)
Dividends and distributions declared	—	—	—	(9,064)	(9,064)	(3,488)	(12,552)
Balance, March 31, 2018	45,205,575	$452	$289,699	$(65,190)	$224,961	$191,940	$416,901

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$6,983	$8,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	6,773	6,473
Amortization of leasing costs and in-place lease intangibles	2,505	3,002
Accrued straight-line rental revenue	(562)	(383)
Amortization of leasing incentives and above or below-market rents	(56)	(47)
Accrued straight-line ground rent expense	84	138
Bad debt expense	52	68
Noncash stock compensation	549	411
Impairment charges	—	4
Noncash interest expense	326	277
Gain on real estate dispositions	—	(3,395)
Change in the fair value of interest rate derivatives	(969)	(294)
Changes in operating assets and liabilities:
Property assets	1,771	1,391
Property liabilities	(3,827)	(875)
Construction assets	3,482	(13,137)
Construction liabilities	(11,183)	5,888
Net cash provided by operating activities	5,928	8,274
INVESTING ACTIVITIES
Development of real estate investments	(26,438)	(6,456)
Tenant and building improvements	(2,246)	(2,069)
Acquisitions of real estate investments, net of cash received	(33,368)	(6,767)
Dispositions of real estate investments	—	4,441
Notes receivable issuances	(5,607)	(1,413)
Leasing costs	(680)	(493)
Contributions to equity method investments	(1,410)	(559)
Net cash used for investing activities	(69,749)	(13,316)
FINANCING ACTIVITIES
Proceeds from sales of common stock	—	3,523
Offering costs	—	(161)
Debt issuances, credit facility and construction loan borrowings	111,498	44,952
Debt and credit facility repayments, including principal amortization	(39,273)	(44,530)
Debt issuance costs	(201)	(471)
Redemption of operating partnership units	(5)	(50)
Dividends and distributions	(11,808)	(9,726)
Net cash provided by (used for) financing activities	60,211	(6,463)
Net decrease in cash and cash equivalents	(3,610)	(11,505)
Cash, cash equivalents, and restricted cash, beginning of period	22,916	25,193
Cash, cash equivalents, and restricted cash, end of period	$19,306	$13,688
Supplemental Disclosures:
Noncash transactions:
Increase in dividends payable	$744	$644
(Decrease) increase in accounts payable and accrued liabilities for capital expenditures	$(4,434)	$742
Issuance of operating partnership units for acquisitions	$1,702	$—
Redeemable noncontrolling interest from development	$—	$2,000
Deferred payment for land acquisition	$—	$600

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business of Organization

Armada Hoffler Properties, Inc. (the “Company”) is a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. The Company is the sole general partner of Armada Hoffler, L.P. (the “Operating Partnership”), and as of March 31, 2018 owned 72.2% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

As of March 31, 2018, the Company's operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing(1)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick's at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Indian Lakes Crossing	Retail	Virginia Beach, Virginia	100%
Lightfoot Marketplace(2)	Retail	Williamsburg, Virginia	70%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Renaissance Square	Retail	Davidson, North Carolina	100%

Property	Segment	Location	Ownership Interest
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Waynesboro Commons	Retail	Waynesboro, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%

(1)	The Company is entitled to a preferred return of 8% on its investment in Brooks Crossing.

(2)	The Company is entitled to a preferred return of 9% on its investment in Lightfoot Marketplace.
*Located in the Town Center of Virginia Beach

As of March 31, 2018, the following properties that the Company consolidates for financial statement purposes were under development or construction:

Property	Segment	Location	Ownership Interest
Premier (Town Center Phase VI)	Mixed-use	Virginia Beach, Virginia*	100%
Greenside (Harding Place)(1)	Multifamily	Charlotte, North Carolina	80%
Hoffler Place (King Street)	Multifamily	Charleston, South Carolina	92.5%
Summit Place (Meeting Street)	Multifamily	Charleston, South Carolina	90%
Brooks Crossing office tower (2)	Office	Newport News, Virginia	65%
Lightfoot Outparcel (3)	Retail	Williamsburg, Virginia	70%
Market at Mill Creek (4)	Retail	Mount Pleasant, South Carolina	70%
River City	Industrial	Chesterfield, Virginia	100%

(1)    The Company is entitled to a preferred return of 9% on a portion of its investment in Harding Place.
(2)     The Company is entitled to a preferred return of 8% on its investment in Brooks Crossing.
(3)    The Company is entitled to a preferred return of 9% on its investment in Lightfoot Outparcel.
(4)    The Company is entitled to a preferred return of 10% on its investment in Market at Mill Creek.

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

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. Such estimates are based on management’s historical experience and best judgment after considering past, current and expected events and economic conditions. Actual results could differ significantly from management’s estimates.

Significant Accounting Policies

General Contracting and Real Estate Services Revenues

On January 1, 2018, the Company adopted the new accounting standard codified in Accounting Standards Codification 606 - Revenue from Contracts with Customers (see also "Recent Accounting Pronouncements" below). The Company recognizes general contracting revenues as a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For each construction contract, the Company identifies the performance obligations, which typically include the delivery of a single building constructed according to the specifications of the contract. The Company estimates the total transaction price, which generally includes a fixed contract price and may also include variable components such as early completion bonuses, liquidated damages, or cost savings to be shared with the customer. Variable components of the contract price are included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur. The Company recognizes the estimated transaction price as revenue as it satisfies its performance obligations, and the Company estimates its progress in satisfying performance obligations for each contract using the percentage-of-completion method, based on the proportion of incurred costs to total estimated construction costs at completion. Construction contract costs include all direct material, direct labor, subcontract costs, and overhead costs directly related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, are all significant judgments that may result in revisions to costs and income and are recognized in the period in which they are determined. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined. The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable.

The Company recognizes real estate services revenues from property development and management services as it satisfies its performance obligations under these service arrangements.

The Company assesses whether multiple contracts with a single counterparty should be combined into a single contract for revenue recognition purposes based on factors such as the timing of the negotiation and execution of the contracts and whether the economic substance of the contracts was contemplated separately or in tandem.

See the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a description of other accounting principles upon which basis the accompanying consolidated financial statements were prepared.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued a new standard that provides a single, comprehensive model for recognizing revenue from contracts with customers. While the new standard does not supersede the guidance on accounting for leases, it changes the way the Company recognizes revenue from construction and development contracts with third party customers. The Company adopted this standard on January 1, 2018 using the modified retrospective method, applying this standard to all contracts not yet completed as of that date. In applying the standard to the Company’s future construction contracts, certain pre-contract costs incurred by the Company are now deferred and amortized over the period during which construction obligations are fulfilled. Previously, these costs were immediately recorded as general contracting expenses upon commencement of construction, with the corresponding general contracting revenue also recorded. Applying the standard to the Company’s uncompleted contracts as of January 1, 2018 did not result in material differences to these contracts in aggregate, and no cumulative adjustment to distributions in excess of earnings was recorded as of January 1, 2018.

On February 25, 2016, the FASB issued a new lease standard that requires lessees to recognize most leases in their balance sheets as lease liabilities with corresponding right-of-use assets. The new standard also makes targeted changes to lessor accounting. The new standard will be effective for the Company on January 1, 2019 and requires a modified retrospective transition approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented, with an option to use certain transition relief. Management is currently evaluating the potential impact of the new standard on the Company’s consolidated financial statements. The Company is the lessee on certain ground leases and equipment leases, which represents a majority of the Company's current operating lease payments, and expects to record right-of-use assets and lease liabilities for these leases under the new standard.

In 2016, the FASB issued new guidance that addresses eight classification issues related to the statement of cash flows and requires the presentation of total changes in cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. The Company adopted this new guidance effective December 31, 2017, applying it retrospectively to each period presented. The new guidance requires that the statement of cash flows show changes in restricted cash in addition to changes in cash and cash equivalents. No additional changes were required to be made to the Company's consolidated statements of cash flows. The following table sets forth the items from the Company's consolidated balance sheets that are included in cash, cash equivalents, and restricted cash in the consolidated statements of cash flows (in thousands):

	Balance as of
	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$15,804	$19,959	$10,039	$21,942
Restricted cash	3,502	2,957	3,649	3,251
Cash, cash equivalents, and restricted cash	$19,306	$22,916	$13,688	$25,193

The following table summarizes the changes made to net cash provided by operating activities and net cash used in investing activities in the consolidated statement of cash flows for the three months ended March 31, 2017 on a retrospective basis (in thousands, no changes were made to net cash provided by (used in) financing activities):

Three months ended
March 31, 2017
Operating activities as originally presented	$7,907
Adjustments	367
Operating activities after adjustments	$8,274

Investing activities as originally presented	$(13,347)
Adjustments	$31
Investing activities after adjustments	$(13,316)

On February 22, 2017, the FASB issued new guidance that clarifies the scope and application of guidance on sales or transfers of nonfinancial assets and in substance nonfinancial assets to customers, including partial sales. The new guidance applies to all nonfinancial assets, including real estate, and defines an in substance nonfinancial asset. The Company adopted the new guidance on January 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.

On August 28, 2017, the FASB issued new guidance that simplifies some of the requirements relating to accounting for derivatives and hedging. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness for a highly effective hedge and also simplifies certain documentation and assessment requirements relating to the determination of hedge effectiveness. The new guidance will be effective for the Company on January 1, 2019, with early adoption permitted. The Company does not currently have any derivatives designated as hedging instruments for accounting purposes but may designate new derivative contracts as hedging instruments in the future. The application of this guidance to future hedging relationships could reduce or eliminate the gains and losses that would otherwise be recorded for these derivative instruments.

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

Net operating income of the Company’s reportable segments for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Office real estate
Rental revenues	$5,100	$4,906
Rental expenses	1,446	1,325
Real estate taxes	502	450
Segment net operating income	3,152	3,131
Retail real estate
Rental revenues	16,711	15,631
Rental expenses	2,657	2,520
Real estate taxes	1,683	1,450
Segment net operating income	12,371	11,661
Multifamily residential real estate
Rental revenues	6,888	6,695
Rental expenses	2,321	2,223
Real estate taxes	628	609
Segment net operating income	3,939	3,863
General contracting and real estate services
Segment revenues	23,050	63,519
Segment expenses	22,414	61,196
Segment gross profit	636	2,323
Net operating income	$20,098	$20,978

General contracting and real estate services revenues for the three months ended March 31, 2018 and 2017 exclude revenue related to intercompany construction contracts of $25.9 million and $5.9 million, respectively.

General contracting and real estate services expenses for the three months ended March 31, 2018 and 2017 exclude expenses related to intercompany construction contracts of $25.6 million and $5.7 million, respectively.

General contracting and real estate services expenses for the three months ended March 31, 2018 and 2017 include noncash stock compensation expense of $0.3 million and $0.2 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net operating income	$20,098	$20,978
Depreciation and amortization	(9,278)	(9,475)
General and administrative expenses	(2,961)	(2,986)
Acquisition, development and other pursuit costs	(84)	(47)
Impairment charges	—	(4)
Interest income	2,232	1,398
Interest expense	(4,373)	(4,535)
Gain on real estate dispositions	—	3,395
Change in fair value of interest rate derivatives	969	294
Other income	114	37
Income tax (provision) benefit	266	(302)
Net income	$6,983	$8,753

General and administrative expenses for the three months ended March 31, 2018 and 2017 include noncash stock compensation expense of $0.8 million and $0.4 million, respectively.

4. Real Estate Investment

Property Acquisitions

On January 9, 2018, the Company acquired Indian Lakes Crossing, a Harris Teeter-anchored shopping center in Virginia Beach, Virginia, for a contract price of $14.7 million plus capitalized acquisition costs of $0.2 million.

On January 29, 2018, the Company acquired Parkway Centre, a newly developed Publix-anchored shopping center in Moultrie, Georgia for total consideration of $11.3 million (comprised of $9.6 million in cash and $1.7 million in the form of Class A units of limited partnership interest in the Operating Partnership ("Class A Units")) plus capitalized acquisition costs of $0.3 million.

The following table summarizes the purchase price allocation (including acquisition costs) based on relative fair value of the assets acquired and liabilities assumed for the two operating properties purchased during the three months ended March 31, 2018 (in thousands):

	Indian Lakes Crossing	Parkway Centre
Land	$10,926	$1,372
Site improvements	531	696
Building and improvements	1,913	7,168
In-place leases	1,648	2,346
Above-market leases	11	—
Below-market leases	(175)	(10)
Net assets acquired	$14,854	$11,572

On November 30, 2017, the Company entered into a lease agreement with Bottling Group, LLC for a new distribution facility that the Company will develop and construct for expected delivery in the fourth quarter of 2018. On January 29,

2018, the Company acquired undeveloped land in Chesterfield, Virginia, a portion of which will serve as the site for this facility, for a contract price of $2.4 million plus capitalized acquisition costs of $0.1 million.

On January 18, 2018, the Company entered into an operating agreement with a partner to develop a Lowes Foods-anchored shopping center in Mount Pleasant, South Carolina. The Company has a 70% ownership interest in the partnership. The partnership, Market at Mill Creek Partners, LLC acquired undeveloped land on February 16, 2018 for a contract price of $2.9 million plus capitalized acquisition costs of $0.1 million. The Company is responsible for funding the equity requirements of this development. Management has concluded that this entity is a variable interest entity ("VIE") as it lacks sufficient equity to fund its operations without additional financial support. The Company is the developer of the shopping center and has the power to direct the activities of the project that most significantly impact its performance and is the party most closely associated with the project. Therefore, the Company is the project's primary beneficiary and consolidates the project in its consolidated financial statements.

5. Equity Method Investment

City Center

On February 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed use tower in Durham, North Carolina. During the three months ended March 31, 2018, the Company invested an additional $1.3 million in City Center. As of March 31, 2018 and December 31, 2017, the Company had invested $12.2 million and $10.9 million, respectively, in City Center, and the carrying value of the Company's investment was $12.8 million and $11.4 million, respectively. The Company has agreed to guarantee 37% of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center. As of March 31, 2018 and December 31, 2017, $33.0 million and $29.2 million, respectively, had been drawn against the construction loan, of which $12.3 million and $11.2 million, respectively, was attributable to the Company's portion of the loan.

For the three months ended March 31, 2018 and 2017, City Center did not have any operating activity, and therefore the Company did not receive any distributions or allocated income.

Based on the terms of City Center’s operating agreement, the Company has concluded that City Center is a VIE and that the Company holds a variable interest. The Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project’s primary beneficiary and, therefore, does not consolidate City Center in its consolidated financial statements.

6. Notes Receivable

Point Street Apartments

On October 15, 2015, the Company agreed to invest up to $28.2 million in the Point Street Apartments project in the Harbor Point area of Baltimore, Maryland. Point Street Apartments is an estimated $98.0 million development project with plans for a 17-story building comprised of 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged the Company to serve as construction general contractor. Portions of Point Street Apartments opened during the first quarter of 2018, and the remaining portions are scheduled to open during the second quarter of 2018; however, management can provide no assurances that the remaining portions of Point Street Apartments will open on the anticipated timeline or be completed at the anticipated cost.

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

As of March 31, 2018 and December 31, 2017, the Company had funded $23.2 million and $22.4 million, respectively, under the BDG loan. During the three months ended March 31, 2018 and 2017, the Company recognized $0.5 million and $0.4 million, respectively, of interest income on the BDG loan. No portion of the note receivable balance is past due, and the Company has not recorded an impairment balance on the note.

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

Annapolis Junction

On April 21, 2016, the Company entered into a note receivable with a maximum balance of $48.1 million in connection with the Annapolis Junction Apartments project in Maryland ("Annapolis Junction"). Annapolis Junction Apartments is an estimated $106.0 million development project with plans for 416 residential units. It is part of a mixed-use development project that is also planned to have 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and has engaged the Company to serve as construction general contractor for the residential component. The final portions of Annapolis Junction opened during the first quarter of 2018.

AJAO secured a senior construction loan of up to $60.0 million to fund the development and construction of Annapolis Junction's residential component on September 30, 2016. The Company has agreed to guarantee up to $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Annapolis Junction as follows: (i) an option to purchase an 80% indirect interest in Annapolis Junction's residential component for the lesser of the seller’s budgeted or actual cost, exercisable until December 19, 2018 (the “First Option”) and (ii) provided that the Company has exercised the First Option, an option to purchase an additional 8% indirect interest in Annapolis Junction for the lesser of the seller’s actual or budgeted cost, exercisable within until March 2019 (the “Second Option”).

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

The balance on the Annapolis Junction note was $44.1 million and $43.0 million as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company recognized $1.1 million and $1.0 million, respectively, of interest income on the note.

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

North Decatur Square

On May 15, 2017, the Company entered into a note receivable with a maximum principal balance of $21.8 million for the development of an estimated $37.0 million Whole Foods-anchored center located in Decatur, Georgia. On January 31, 2018, the note was amended to increase the maximum amount of the note to $25.7 million. The borrower of the note and developer of the shopping center is North Decatur Square Holdings, LLC ("NDSH"). The mezzanine loan bears interest at an annual rate of 15%. The note matures on the earliest of (i) May 15, 2022, (ii) the maturity of the senior construction loan, (iii) the sale of NDSH, or (iv) the sale of the center.

As of March 31, 2018 and December 31, 2017, the Company had funded $14.6 million and $11.8 million, respectively, on this note. During the three months ended March 31, 2018, the Company recognized $0.5 million of interest income on this note. No portion of the note receivable balance is past due, and the Company has not recorded an impairment balance on the note.

Management has concluded that this entity is a VIE. Because NDSH is the developer of North Decatur Square, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Delray Plaza

On October 27, 2017, the Company entered into a note receivable with a maximum principal balance of $13.1 million for the development of a $20.0 million Whole Foods-anchored center located in Delray Beach, Florida. The borrower of the note and developer of the shopping center is Delray Plaza Holdings, LLC ("DPH"). The mezzanine loan bears interest at an annual rate of 15%. The note matures on the earliest of (i) October 27, 2020, (ii) the date of any sale or refinance of the development project, or (iii) the disposition or change in control of the development project.

As of March 31, 2018 and December 31, 2017, the Company had funded $6.3 million and $5.4 million, respectively, on this note. During the three months ended March 31, 2018, the Company recognized $0.2 million of interest income on this note. No portion of the note receivable balance is past due, and the Company has not recorded an impairment balance on the note.

Management has concluded that this entity is a VIE. Because DPH is the developer of Delray Plaza, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of March 31, 2018 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the three months ended March 31, 2018 (in thousands):

	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Balance as of January 1, 2018	$245	$3,591
Revenue recognized that was included in the balance at the beginning of the period	—	(3,591)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	2,313
Transferred to receivables	(245)	—
Construction contract costs and estimated earnings not billed during the period	315	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	—	(78)
Balance as of March 31, 2018	$315	$2,235

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $0.5 million and $0.3 million were deferred as of March 31, 2018 and December 31, 2017, respectively.

Construction receivables and payables include retentions--amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of March 31, 2018 and December 31, 2017, construction receivables included retentions of $9.4 million and $12.9 million, respectively. The Company expects to collect substantially all construction receivables as of March 31, 2018 during the next twelve months. As of March 31, 2018 and December 31, 2017, construction payables included retentions of $16.8 million and $16.3 million, respectively. The Company expects to pay substantially all construction payables as of March 31, 2018 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Costs incurred on uncompleted construction contracts	$542,790	$520,368
Estimated earnings	18,673	18,070
Billings	(563,383)	(541,784)
Net position	$(1,920)	$(3,346)

	March 31, 2018	December 31, 2017
Construction contract costs and estimated earnings in excess of billings	$315	$245
Billings in excess of construction contract costs and estimated earnings	(2,235)	(3,591)
Net position	$(1,920)	$(3,346)

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning backlog	$49,167	$217,718
New contracts/change orders	4,569	3,441
Work performed	(23,003)	(63,437)
Ending backlog	$30,733	$157,722

The Company expects to complete a majority of the uncompleted contracts as of March 31, 2018 during the next 12 to 18 months.
8. Indebtedness

Credit Facility

On October 26, 2017, the Operating Partnership entered into an amended and restated credit agreement (the “credit agreement”), which provides for a $300.0 million senior credit facility comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $150.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks.

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

On March 28, 2018, the Operating Partnership increased the maximum commitments under the credit facility to $330.0 million using the accordion feature, with an increase of the term loan facility to $180.0 million.

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

As of March 31, 2018 and December 31, 2017, the outstanding balance on the revolving credit facility was $108.0 million and $66.0 million, respectively, and the outstanding balance on the term loan facility was $180.0 million and $150.0 million, respectively. As of March 31, 2018, the effective interest rates on the revolving credit facility and the term loan facility were 3.43% and 3.38%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

The Company is currently in compliance with all covenants under the credit agreement.

Subsequent to March 31, 2018

In April 2018, the Company increased its borrowings under the revolving credit facility by $19.0 million.

Other Financing Activity

On January 22, 2018, the Company extended the Sandbridge Commons note. The note bears interest at a rate of LIBOR plus a spread of 1.75% and will mature on January 17, 2023.

On March 27, 2018, the Company paid off Columbus Village Note 1 and Columbus Village Note 2 in full for an aggregate amount of $8.3 million.

During the three months ended March 31, 2018, the Company borrowed $9.5 million under its construction loans to fund new development and construction.

9. Derivative Financial Instruments

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

On March 7, 2018, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 2.25% for a premium of $0.3 million. The interest rate cap expires on April 1, 2020.

The Company’s derivatives were comprised of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Interest rate swaps	$56,033	$289	$—	$56,079	$10	$(69)
Interest rate caps	320,000	2,446	—	345,000	1,515	—
Total	$376,033	$2,735	$—	$401,079	$1,525	$(69)

The changes in the fair value of the Company’s derivatives during the three months ended March 31, 2018 and 2017 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest rate swaps	$348	$261
Interest rate caps	621	33
Total change in fair value of interest rate derivatives	$969	$294

The Company has not designated any of its current derivatives as hedging instruments under GAAP.

Subsequent to March 31, 2018

On April 23, 2018, the Operating Partnership entered into a floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments with a notional amount of $50.0 million. The interest rate swap has a fixed rate of 2.783%, an effective date of May 1, 2018, and a maturity date of May 1, 2023.

10. Equity

Stockholders’ Equity

On February 26, 2018, the Company commenced an at-the-market continuous equity offering program (the “ATM Program”) through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $125.0 million. During the three months ended March 31, 2018, the Company did not issue any shares of common stock under the ATM Program.

As of March 31, 2018 and December 31, 2017, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 45,205,575 and 44,937,763 shares of common stock issued and outstanding as of March 31, 2018 and December 31, 2017, respectively. No shares of preferred stock were issued and outstanding as of March 31, 2018 or December 31, 2017.

Noncontrolling Interests

As of March 31, 2018 and December 31, 2017, the Company held a 72.2% and 72.0% interest, respectively, in the Operating Partnership. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 72.2% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. As of March 31, 2018, there were 17,440,861 Class A Units not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. The noncontrolling interest for the consolidated entities under development or construction (see Note 1) was zero as of March 31, 2018 and December 31, 2017.

On January 2, 2018, due to the holders of Class A Units tendering an aggregate of 163,000 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request through the issuance of an equal number of shares of common stock.

As partial consideration for the acquisition of Columbus Village, the Operating Partnership issued 1,000,000 class B units of limited partnership interest in the Operating Partnership ("Class B Units") on July 10, 2015 and issued 275,000 class C units of limited partnership interest in the Operating Partnership ("Class C Units") on January 10, 2017. The Class B Units were automatically converted to Class A Units on July 10, 2017. The Class C Units were automatically converted into Class A Units on January 10, 2018.

As partial consideration for the acquisition of Parkway Centre, the Operating Partnership issued 117,228 Class A Units on January 29, 2018.

Common Stock Dividends and Class A Unit Distributions

On January 4, 2018, the Company paid cash dividends of $8.5 million to common stockholders and the Operating Partnership paid cash distributions of $3.3 million to holders of Class A Units.

On February 22, 2018, the Board of Directors declared a cash dividend and distribution of $0.20 per share and unit payable on April 5, 2018 to stockholders and unitholders of record on March 28, 2018.

Subsequent to March 31, 2018

On April 2, 2018, due to the holders of Class A Units tendering an aggregate of 187,142 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with an aggregate cash payment of $2.5 million.

On April 5, 2018, the Company paid cash dividends of $9.0 million to common stockholders and the Operating Partnership paid cash distributions of $3.5 million to holders of Class A Units.

On April 17, 2018, the Operating Partnership issued 36,684 Class A Units to the former noncontrolling interest holder of John Hopkins Village due to the satisfaction of a contingent event that was part of the redemption of its redeemable noncontrolling interest in Johns Hopkins Village in December 2017.

During April 2018, the Company issued and sold an aggregate of 31,468 shares of common stock at a weighted average price of $13.79 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $0.4 million.

11. Stock-Based Compensation

On June 14, 2017, the Company's stockholders approved the Company's Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"), which, among other things, increased the number of shares of the Company's common stock reserved for issuance under the Amended Plan by 1,000,000 shares, from 700,000 shares to 1,700,000 shares. As of March 31, 2018, there were 1,050,269 shares available for issuance under the Amended Plan.

During the three months ended March 31, 2018, the Company granted an aggregate of 131,065 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $13.35 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During the three months ended March 31, 2018, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial.

During the three months ended March 31, 2018 and 2017, the Company recognized $0.8 million and $0.7 million, respectively, of stock-based compensation expense. As of March 31, 2018, there were 135,484 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.3 million, which the Company expects to recognize over the next 24 months.

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
The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of March 31, 2018 and December 31, 2017, were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$589,634	$586,717	$517,272	$518,417
Interest rate swap liabilities	—	—	69	69
Interest rate swap and cap assets	2,735	2,735	1,525	1,525

13. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are not included in these condensed consolidated financial statements. Revenue from construction contracts with related party entities of the Company for the three months ended March 31, 2018 and 2017 was $1.2 million and $6.6 million, respectively, and gross profit from such contracts for the three months ended March 31, 2018 and 2017 was $0.2 million for each period.

Real estate services fees from affiliated entities of the Company were not significant for the three months ended March 31, 2018 or 2017. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for the three months ended March 31, 2018 and 2017.

The Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Company’s initial public offering and formation transactions completed on May 13, 2013. In addition, the tax protection agreements provide that the Operating Partnership will offer certain of the original contributors, including certain of the Company’s directors and executive officers, the opportunity to guarantee debt, or, alternatively, to enter into a deficit restoration obligation, for ten years from the closing of the Company’s initial public offering in a manner intended to provide an allocation of Operating Partnership liabilities to the partner for U.S. federal income tax purposes. Pursuant to these tax protection agreements, certain of the Company’s executive officers have guaranteed approximately $0.3 million of the Operating Partnership’s outstanding debt as of March 31, 2018.

14. Commitments and Contingencies

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $43.8 million and $44.9 million as of March 31, 2018 and December 31, 2017, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. Letters of credit generally are available for draw down in the event the Company does not perform. As of both March 31, 2018 and December 31, 2017, the Operating Partnership had total outstanding letters of credit of $2.1 million. The amounts outstanding at March 31, 2018 and December 31, 2017 were comprised of a $2.1 million letter of credit related to the guarantee on the Point Street Apartments senior construction loan.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. As of March 31, 2018, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing(1)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick's at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Indian Lakes Crossing	Retail	Virginia Beach, Virginia	100%

Property	Segment	Location	Ownership Interest
Lightfoot Marketplace(2)	Retail	Williamsburg, Virginia	70%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Waynesboro Commons	Retail	Waynesboro, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%

(1)	We are entitled to a preferred return of 8% on our investment in Brooks Crossing.

(2)	We are entitled to a preferred return of 9% on our investment in Lightfoot Marketplace.
*Located in the Town Center of Virginia Beach

As of March 31, 2018, the following properties that we consolidate for financial reporting purposes were either under development or construction:

Property	Segment	Location	Ownership Interest
Premier (Town Center Phase VI)	Mixed-use	Virginia Beach, Virginia*	100%
Greenside (Harding Place)(1)	Multifamily	Charlotte, North Carolina	80%
Hoffler Place (King Street)	Multifamily	Charleston, South Carolina	92.5%
Summit Place (Meeting Street)	Multifamily	Charleston, South Carolina	90%
Brooks Crossing office tower (2)	Office	Newport News, Virginia	65%
Lightfoot Outparcel (3)	Retail	Williamsburg, Virginia	70%
Market at Mill Creek (4)	Retail	Mount Pleasant, South Carolina	70%
River City	Industrial	Chesterfield, Virginia	100%

(1) We are entitled to a preferred return of 9% on a portion of our investment in Harding Place.
(2) We are entitled to a preferred return of 8% on our investment in Brooks Crossing.
(3) We are entitled to a preferred return of 9% on our investment in Lightfoot Outparcel.
(4) We are entitled to a preferred return of 10% on our investment in Market at Mill Creek.

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

On January 29, 2018, we acquired Parkway Centre, a newly developed Publix-anchored shopping center in Moultrie, Georgia for total consideration of $11.3 million ($9.6 million in cash and $1.7 million in the form of class A units of limited partnership interest in our Operating Partnership ("Class A Units") plus capitalized acquisition costs of $0.3 million.

On November 30, 2017, we entered into a lease agreement with Bottling Group, LLC for a new distribution facility that we will develop and construct for expected delivery in the fourth quarter of 2018. On January 29, 2018, we acquired undeveloped land in Chesterfield, Virginia, a portion of which will serve as the site for this facility, for a contract price of $2.4 million plus capitalized acquisition costs of $0.1 million.

On January 18, 2018, we entered into an operating agreement with a partner to develop a Lowes Foods-anchored shopping center in Mount Pleasant, South Carolina. The partnership, Market at Mill Creek Partners, LLC acquired undeveloped land on February 16, 2018 for a contract price of $2.9 million plus capitalized acquisition costs of $0.1 million.

First Quarter 2018 Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2018:

•Net income of $7.0 million, or $0.11 per diluted share, compared to $8.8 million, or $0.16 per diluted share, for the three months ended March 31, 2017.
•Funds from operations ("FFO") of $16.3 million, or $0.26 per diluted share, compared to $14.8 million, or $0.27 per diluted share, for the three months ended March 31, 2017. See “Non-GAAP Financial Measures.”
•Normalized funds from operations (“Normalized FFO”) of $15.4 million, or $0.25 per diluted share, compared to $14.6 million, or $0.26 per diluted share, for the three months ended March 31, 2017. See “Non-GAAP Financial Measures.”
•Core operating property portfolio occupancy at 95.6% as of March 31, 2018 compared to 94.2% as of December 31, 2017.
•The Board of Directors declared a cash dividend of $0.20 per common share for the first quarter of 2018. This represents a 5.3% increase over the prior quarter's cash dividend and the fourth increase in four years, totaling 25% dividend growth during that period.
•Added approximately 132,000 square feet of retail space through the acquisitions of Indian Lakes Crossing, a Harris Teeter-anchored center in Virginia Beach, Virginia and Parkway Centre, a Publix-anchored center in Moultrie, Georgia.

Segment Results of Operations

As of March 31, 2018, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

We define same store properties as those properties that we owned and operated and that were stabilized for the entirety of both periods presented. We generally consider a property to be stabilized upon until the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete and the assets are placed back into service.

Office Segment Data

	Three Months Ended March 31,
	2018	2017	Change
Rental revenues	$5,100	$4,906	$194
Property expenses	1,948	1,775	173
Segment NOI	$3,152	$3,131	$21

Office segment NOI for the three months ended March 31, 2018 increased slightly compared to the three months ended March 31, 2017. The increase in revenues and expenses relate primarily to a new tenant at 4525 Main Street that moved in during December 2017. In addition, real estate tax expense and other expenses increased across the office portfolio and were not entirely recovered due to new full service office tenants who are still in their base years. The increases were partially offset by the disposition of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which contributed an aggregate of $0.3 million in office segment NOI for the three months ended March 31, 2017.

Office Same Store Results

Office same store results for the three months ended March 31, 2018 exclude 4525 Main Street as well as the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which were both sold in the third quarter of 2017.

Office same store rental revenues, property expenses and NOI for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017	Change
Rental revenues	$3,454	$3,514	$(60)
Property expenses	1,345	1,232	113
Same Store NOI	$2,109	$2,282	$(173)
Non-Same Store NOI	1,043	849	194
Segment NOI	$3,152	$3,131	$21

Office same store NOI for the three months ended March 31, 2018 decreased 7.6% compared to the three months ended March 31, 2017 due to the expansion and relocation of a tenant from Two Columbus to 4525 Main Street during the three months ended September 30, 2017. For the three months ended March 31, 2018, the NOI from this tenant that relocated to 4525 Main Street was included in Non-Same Store NOI. In addition, real estate tax expense and other expenses increased across the office portfolio and were not entirely recovered due to new full service office tenants that are still in their base years.

Retail Segment Data

	Three Months Ended March 31,
	2018	2017	Change
Rental revenues	$16,711	$15,631	$1,080
Property expenses	4,340	3,970	370
Segment NOI	$12,371	$11,661	$710

Retail segment NOI for the three months ended March 31, 2018 increased $0.7 million compared to the three months ended March 31, 2017. The increase was a result of the acquisitions of Indian Lakes Crossing and Parkway Centre during the three months ended March 31, 2018, as well as the acquisition of the outparcel phase of Wendover Village and the completion of the Lightfoot Marketplace development subsequent to March 31, 2017.

Retail Same Store Results

Retail same store results for the three months ended March 31, 2018 exclude Lightfoot Marketplace, Brooks Crossing, the outparcel phase of Wendover Village, Indian Lakes Crossing, and Parkway Centre.

Retail same store rental revenues, property expenses and NOI for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017	Change
Rental revenues	$15,424	$15,222	$202
Property expenses	3,807	3,579	228
Same Store NOI	$11,617	$11,643	$(26)
Non-Same Store NOI	754	18	736
Segment NOI	$12,371	$11,661	$710

Retail same store NOI decreased 0.2% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This was a result of increases in real estate tax expense and snow removal expense.

Multifamily Segment Data

	Three Months Ended March 31,
	2018	2017	Change
Rental revenues	$6,888	$6,695	$193
Property expenses	2,949	2,832	117
Segment NOI	$3,939	$3,863	$76

Multifamily segment NOI increased slightly for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase for the three months ended March 31, 2018 was primarily a result of activity for Johns Hopkins Village, which experienced higher occupancy during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Multifamily Same Store Results

Multifamily same store results exclude new real estate development - specifically Johns Hopkins Village, which was placed into service in the third quarter of 2016. Multifamily same store results also exclude The Cosmopolitan, which is undergoing a redevelopment project that began on March 1, 2018.

 Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017	Change
Rental revenues	$2,854	$2,837	$17
Property expenses	1,157	1,151	6
Same Store NOI	$1,697	$1,686	$11
Non-Same Store NOI	2,242	2,177	65
Segment NOI	$3,939	$3,863	$76

Multifamily same store NOI for the three months ended March 31, 2018 increased 0.7% compared to the three months ended March 31, 2017. The increase is primarily the result of increased rental rates at Smith’s Landing offset by higher real estate tax expense at Liberty Apartments.

General Contracting and Real Estate Services Segment Data

	Three Months Ended March 31,
	2018	2017	Change
Segment revenues	$23,050	$63,519	$(40,469)
Segment expenses	22,414	61,196	(38,782)
Segment gross profit	$636	$2,323	$(1,687)
Operating margin	2.8%	3.7%	(0.8)%

General contracting and real estate services segment profit for the three months ended March 31, 2018 decreased $1.7 million or 72.6% compared to the three months ended March 31, 2017 as there were no significant new third-party contracts in late 2017 or in the first quarter of 2018.

 The changes in third party construction backlog for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Beginning backlog	$49,167	$217,718
New contracts/change orders	4,569	3,441
Work performed	(23,003)	(63,437)
Ending backlog	$30,733	$157,722

As of March 31, 2018, we had $11.6 million in backlog on the City Center project and $9.9 million in backlog on the Dinwiddie Municipal Complex project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Revenues
Rental revenues	$28,699	$27,232	$1,467
General contracting and real estate services revenues	23,050	63,519	(40,469)
Total revenues	51,749	90,751	(39,002)
Expenses
Rental expenses	6,424	6,068	356
Real estate taxes	2,813	2,509	304
General contracting and real estate services expenses	22,414	61,196	(38,782)
Depreciation and amortization	9,278	9,475	(197)
General and administrative expenses	2,961	2,986	(25)
Acquisition, development and other pursuit costs	84	47	37
Impairment charges	—	4	(4)
Total expenses	43,974	82,285	(38,311)
Operating income	7,775	8,466	(691)
Interest income	2,232	1,398	834
Interest expense	(4,373)	(4,535)	162
(Loss) gain on real estate dispositions	—	3,395	(3,395)
Change in fair value of interest rate derivatives	969	294	675
Other income	114	37	77
Income before taxes	6,717	9,055	(2,338)
Income tax benefit (provision)	266	(302)	568
Net income	$6,983	$8,753	$(1,770)

Rental revenues for the three months ended March 31, 2018 increased $1.5 million compared to the three months ended March 31, 2017, as follows:

	Three Months Ended March 31,
	2018	2017	Change
Office	$5,100	$4,906	$194
Retail	16,711	15,631	1,080
Multifamily	6,888	6,695	193
	$28,699	$27,232	$1,467

Office rental revenues for the three months ended March 31, 2018 increased 4.0% compared to the three months ended March 31, 2017 primarily as a result of a new tenant at 4525 Main Street that moved in during December 2017. The increase was partially offset by the disposition of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which contributed an aggregate of $0.3 million in office rental revenues for the three months ended March 31, 2017.

Retail rental revenues for the three months ended March 31, 2018 increased 6.9% compared to the three months ended March 31, 2017 as a result of the acquisitions of Indian Lakes and Parkway Centre during the three months ended March 31, 2018, as well as the acquisition of the outparcel phase of Wendover Village and the completion of the Lightfoot Marketplace development during 2017.

Multifamily rental revenues for the three months ended March 31, 2018 increased 2.9% compared to the three months ended March 31, 2017 as a result of activity for Johns Hopkins Village, which was placed into service in the third quarter of 2016 and experienced higher occupancy during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

General contracting and real estate services revenues for the three months ended March 31, 2018 decreased 63.7% compared to the three months ended March 31, 2017 as there were no significant new third-party contracts in late 2017 or in the first quarter of 2018.

Rental expenses for the three months ended March 31, 2018 increased $0.4 million compared to the three months ended March 31, 2017 as follows:

	Three Months Ended March 31,
	2018	2017	Change
Office	$1,446	$1,325	$121
Retail	2,657	2,520	137
Multifamily	2,321	2,223	98
	$6,424	$6,068	$356

Office rental expenses for the three months ended March 31, 2018 increased 9.1% compared to the three months ended March 31, 2017 as a result of higher occupancy at 4525 Main Street and increased operating expenses across the office portfolio. Retail rental expenses for the three months ended March 31, 2018 increased 5.4% compared to the three months ended March 31, 2017 as a result of property acquisitions. Multifamily rental expenses for the three months ended March 31, 2018 increased 4.4% compared to the three months ended March 31, 2017 primarily due to higher occupancy at Johns Hopkins Village.

Real estate taxes for the three months ended March 31, 2018 increased $0.3 million compared to the three months ended March 31, 2017 as follows:

	Three Months Ended March 31,
	2018	2017	Change
Office	$502	$450	$52
Retail	1,683	1,450	233
Multifamily	628	609	19
	$2,813	$2,509	$304

Office real estate taxes for the three months ended March 31, 2018 increased 11.6% compared to the three months ended March 31, 2017 due to increased assessments across the office portfolio partially offset by the sale of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings. Retail and multifamily real estate taxes for the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017 as a result of acquisitions and increases from new tax assessments.

General contracting and real estate services expenses for the three months ended March 31, 2018 decreased 63.4% compared to the three months ended March 31, 2017 as there were no significant new third-party contracts in late 2017 or in the first quarter of 2018.

Depreciation and amortization for the three months ended March 31, 2018 decreased 2.1% compared to the three months ended March 31, 2017 as a result of in-place leases associated with previously acquired properties that became fully amortized subsequent to March 31, 2017, partially offset by property acquisitions that occurred subsequent to March 31, 2017.

General and administrative expenses for the three months ended March 31, 2018 remained largely consistent compared to the three months ended March 31, 2017.

Acquisition, development and other pursuit costs for the three months ended March 31, 2018 increased slightly compared to the three months ended March 31, 2017. The costs incurred in the three months ended March 31, 2018 were primarily related to a potential acquisition that was abandoned.

Interest income for the three months ended March 31, 2018 increased 59.7% compared to the three months ended March 31, 2017 due to higher notes receivable balances, including the North Decatur Square mezzanine loan originated in May 2017 and the Delray Plaza mezzanine loan originated in October 2017.

Interest expense for the three months ended March 31, 2018 decreased 3.6% compared to the three months ended March 31, 2017 primarily as a result of refinancing activities that lowered the interest rates on certain loans.

During the three months ended March 31, 2017, we recognized a gain of $3.4 million on our sale of the Greentree Wawa outparcel.

The change in fair value of interest rate derivatives for the three months ended March 31, 2018 increased by $0.7 million compared to the three months ended March 31, 2017 due to significant changes in forward LIBOR (the London Inter-Bank Offered Rate).

Income tax benefit and provision that we recognized during the three months ended March 31, 2018 and 2017, respectively, were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, borrowings available under our credit facility, and net proceeds from the sale of common stock through our at-the-market continuous equity offering program (the "ATM Program"), which is discussed below.

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

As of March 31, 2018, we had unrestricted cash and cash equivalents of $15.8 million available for both current liquidity needs as well as development activities. We also had restricted cash of $3.5 million available for property improvements and required maintenance. As of March 31, 2018, we had $39.9 million of available borrowings under our credit facility to meet our short-term liquidity requirements and $112.6 million of available borrowings under our construction loans to fund our development projects.

During the three months ended March 31, 2018, we began to address the five loans originally scheduled to mature during 2018. Both of the Columbus Village loans were paid off, and the Sandbridge Commons loan was extended for five years.

ATM Program

On February 26, 2018, we commenced our ATM Program through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million. We did not issue or sell any shares of common stock during the three months ended March 31, 2018. During April 2018, we issued and sold an aggregate of 31,468 shares of common stock at a weighted average price of $13.79 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $0.4 million.

Credit Facility

On October 26, 2017, we entered into an amended and restated credit agreement (the “credit agreement”), which provides for a $300.0 million credit facility comprised of a $150.0 million senior unsecured revolving credit facility (the “revolving credit facility”) and a $150.0 million senior unsecured term loan facility (the “term loan facility” and, together with the revolving credit facility, the “credit facility”), with a syndicate of banks. The credit facility replaced our prior $150.0 million revolving credit facility, which was scheduled to mature on February 20, 2019, and our prior $125.0 million term loan facility, which was scheduled to mature on February 20, 2021. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions and development and redevelopment of properties in our portfolio and for working capital.

The credit facility includes an accordion feature that allows the total commitments to be increased to $450.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders. On March 28, 2018, our Operating Partnership increased the maximum commitments of the credit facility to $330.0 million using the accordion feature, with an increase of the term loan facility to $180.0 million. The revolving credit facility has a scheduled maturity date of October 26, 2021, with two six-month extension options, subject to certain conditions, including payment of a 0.075% extension fee at each extension. The term loan facility has a scheduled maturity date of October 26, 2022.

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

We are currently in compliance with all covenants under the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2018 ($ in thousands):

	Amount Outstanding		Interest Rate(a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Johns Hopkins Village	$46,698		LIBOR+1.90%	3.78%		July 30, 2018	$46,698
Lightfoot Marketplace	10,500		LIBOR+1.75%	3.63%		November 14, 2018	10,500
North Point Note 1	9,517		6.45%			February 5, 2019	9,333
Harding Place	8,251		LIBOR+2.95%	4.83%		February 24, 2020	8,251
Town Center Phase VI	6,626		LIBOR+3.50%	5.38%		June 29, 2020	6,626
Southgate Square	20,559		LIBOR+2.00%	3.88%		April 29, 2021	18,857
249 Central Park Retail	16,793	(b)	LIBOR+1.95%	3.83%		August 10, 2021	15,909
South Retail	7,368	(b)	LIBOR+1.95%	3.83%		August 10, 2021	6,980
Fountain Plaza Retail	10,110	(b)	LIBOR+1.95%	3.83%		August 10, 2021	9,578
4525 Main Street	32,034	(c)	3.25%			September 10, 2021	30,774
Encore Apartments	24,966	(c)	3.25%			September 10, 2021	24,006
Hanbury Village	19,381		3.78%			August 15, 2022	17,109
Socastee Commons	4,746	(d)	4.57%			January 6, 2023	4,223
Sandbridge Commons	8,429		LIBOR+1.75%	3.63%		January 17, 2023	7,247
North Point Note 2	2,432		7.25%			September 15, 2025	1,344
Smith's Landing	19,570		4.05%			June 1, 2035	—
Liberty Apartments	14,631	(d)	5.66%			November 1, 2043	—
The Cosmopolitan	45,026		3.35%			July 1, 2051	—
Total secured debt	$307,637						$217,435
Unsecured Debt
Senior unsecured revolving credit facility	108,000		LIBOR+1.40% to 2.00%	3.43%		October 26, 2021	108,000
Senior unsecured term loan	130,000		LIBOR+1.35% to 1.95%	3.38%		October 26, 2022	130,000
Senior unsecured term loan	50,000		LIBOR+1.35% to 1.95%	3.50%	(e)	October 26, 2022	50,000
Total unsecured debt	$288,000						$288,000
Total principal balances	595,637						505,435
Unamortized GAAP adjustments	(6,003)						—
Indebtedness, net	$589,634						$505,435

(a)    LIBOR rate is determined by individual lenders.
(b)    Cross collateralized.
(c)    Cross collateralized.
(d)    Principal balance excluding fair value adjustments.
(e)    Subject to an interest rate swap agreement.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of March 31, 2018, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2018	$60,161	10%
2019	13,526	2%
2020	20,085	3%
2021	218,495	37%
2022	200,060	34%
Thereafter	83,310	14%
	$595,637	100%

(1)    Does not reflect the effect of any maturity extension options.

On January 22, 2018, we extended the maturity date of our Sandbridge Commons mortgage. The loan bears interest at a rate of LIBOR plus a spread of 1.75% and will mature on January 17, 2023.

On March 27, 2018, we paid off Columbus Village Note 1 and Columbus Village Note 2 in full for an aggregate amount of $8.3 million.

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

On March 7, 2018, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 2.25% for a premium of $0.3 million. The interest rate cap expires on April 1, 2020.

On April 23, 2018, we entered into a floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments with a notional amount of $50.0 million. The interest rate swap has a fixed rate of 2.783%, an effective date of May 1, 2018, and a maturity date of May 1, 2023.

As of March 31, 2018, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
June 17, 2016	June 17, 2018	1.00%	70,000
February 7, 2017	March 1, 2019	1.50%	50,000
June 23, 2017	July 1, 2019	1.50%	50,000
September 18, 2017	October 1, 2019	1.50%	50,000
November 28, 2017	December 1, 2019	1.50%	50,000
March 7, 2018	April 1, 2020	2.25%	50,000
Total			$320,000

Off-Balance Sheet Arrangements

We have entered into standby letters of credit using the available capacity under the credit facility. Letters of credit generally are available for draw down in the event we do not perform. As of March 31, 2018, we had aggregate outstanding standby letters of credit totaling $2.1 million that expire during 2018. However, any of our standby letters of credit may be renewed for additional periods until completion of the related construction contracts. The amounts outstanding at March 31, 2018 were comprised of a $2.1 million letter of credit related to the guarantee on the Point Street Apartments senior construction loan.

Cash Flows

	Three Months Ended March 31,
	2018	2017	Change
	($ in thousands)
Operating Activities	$5,928	$8,274	$(2,346)
Investing Activities	(69,749)	(13,316)	(56,433)
Financing Activities	60,211	(6,463)	66,674
Net Increase (Decrease)	$(3,610)	$(11,505)	$7,895
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$22,916	$25,193
Cash, Cash Equivalents, and Restricted Cash, End of Period	$19,306	$13,688

Net cash provided by operating activities during the three months ended March 31, 2018 decreased 28.4% compared to the three months ended March 31, 2017, primarily as a result of timing differences in operating assets and liabilities.

During the three months ended March 31, 2018, we invested $56.4 million more in cash compared to the three months ended March 31, 2017 due to increased development activity and the acquisition of two operating properties.

Net cash provided by financing activities during the three months ended March 31, 2018 increased to $60.2 million compared to $6.5 million used in financing activities for the three months ended March 31, 2017 primarily as a result of increased borrowings under the credit facility.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three months ended March 31, 2018 and 2017 to net income, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share and unit amounts)
Net income	$6,983	$8,753
Depreciation and amortization	9,278	9,475
(Gain) loss on operating real estate dispositions	—	(3,395)
Funds from operations	$16,261	$14,833
Acquisition, development and other pursuit costs	84	47
Impairment charges	—	4
Change in fair value of interest rate derivatives	(969)	(294)
Normalized funds from operations	$15,376	$14,590
Net income per diluted share and unit	$0.11	$0.16
FFO per diluted share and unit	$0.26	$0.27
Normalized FFO per diluted share and unit	$0.25	$0.26
Weighted average common shares and units - diluted	62,538	55,475

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon then-currently available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, we adopted the new accounting standard codified in Accounting Standards Codification 606 - Revenue from Contracts with Customers. We recognize general contracting revenues as a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For each construction contract, we identify the performance obligations, which typically include the delivery of a single building constructed according to the specifications of the contract. We estimate the total transaction price, which generally includes a fixed contract price and may also include variable components such as early completion bonuses, liquidated damages, or cost savings to be shared with the customer. Variable components of the contract price are included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur. We recognize the estimated transaction price as revenue as we satisfy our performance obligations; we estimate our progress in satisfying performance obligations for each contract using the percentage-of-completion method, based on the proportion of incurred costs to total estimated construction costs at completion. Construction contract costs include all direct material, direct labor, subcontract costs, and overhead costs directly related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, are all significant judgments that may result in revisions to costs and income and are recognized in the period in which they are determined. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined. We defer pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable.

We recognize real estate services revenues from property development and management as we satisfy our performance obligations under these service arrangements.

We assess whether multiple contracts with a single counterparty should be combined into a single contract for the revenue recognition purposes based on factors such as the timing of the negotiation and execution of the contracts and whether the economic substance of the contracts was contemplated separately or in tandem.

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

At March 31, 2018, approximately $222.3 million, or 37.3%, of our debt had fixed interest rates and approximately $373.3 million, or 62.7%, had variable interest rates. At March 31, 2018, LIBOR was approximately 188 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR increased by 100 basis points, our cash flow would decrease by less than $0.1 million per year as a result of the interest rate caps. Assuming no increase in the level of our variable rate debt, if LIBOR decreased by 100 basis points, our cash flow would increase by approximately $2.3 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2018, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item  1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2018, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"). The following table summarizes all of these repurchases during the three months ended March 31, 2018.

Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased(1)	Paid for Shares(1)	or Programs	Plans or Programs
January 1, 2018 through January 31, 2018	—	$—	N/A	N/A
February 1, 2018 through February 28, 2018	—	—	N/A	N/A
March 1, 2018 through March 31, 2018	25,703	13.35	N/A	N/A
Total	25,703	13.35
________________________________________

(1)
The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the Amended Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

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
Armada Hoffler, L.P. Executive Severance Benefit Plan with the participants listed on Schedule A thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form10-Q, filed on November 12, 2013)

10.7
Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Daniel A. Hoffler, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.8
Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and A. Russell Kirk, dated February 12, 2013 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.9
Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Louis S. Haddad, dated as of February 11, 2013 (Incorporated by reference a to Exhibit 10.10 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.10
Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Anthony P. Nero, dated as of February 12, 2013 (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.11
Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Eric E. Apperson, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.12
Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Michael P. O’Hara, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.13
Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and John C. Davis, dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

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
10.31
Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and DF Smith’s Landing, LLC, dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.32
Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Spratley Family Holdings, L.L.C., dated as of January 22, 2013 (Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-11/A, filed on April 12, 2013)

10.33
Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc., and Columbus One, LLC, DP Columbus Two, LLC, City Center Associates, LLC, TC Block 7 Partners LLC, TC Block 12 Partners LLC, TC Block 3 Partners LLC, TC Block 6 Partners LLC, TC Block 8 Partners LLC, TC Block 11 Partners LLC and TC Apartment Partners, LLC, dated as of February 1, 2013 (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

10.34
Contribution Agreement for the Apprentice School Apartment property by and among Armada Hoffler, L.P., Washington Avenue Associates, L.L.C. and Washington Avenue Apartments, L.L.C., and dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.35
Land Option Agreement by and between and Armada Hoffler, L.P. and Courthouse Marketplace Parcel 7, L.L.C., dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.36
Land Option Agreement by and between and Armada Hoffler, L.P. and Courthouse Marketplace Outparcels, L.L.C., dated as of May, 1 2013 (Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.37
Land Option Agreement by and between and Armada Hoffler, L.P. and Hanbury Village, LLC, dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.38
Land Option Agreement by and between and Armada Hoffler, L.P. and Lake View AH-VNG, LLC, dated as of May 1, 2013 (Incorporated by to Exhibit 10.41 reference to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.39
Land Option Agreement by and between and Armada Hoffler, L.P. and Oyster Point Hotel Associates, L.L.C., dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.40
Contribution Agreement by and among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and Oyster Point Investors, L.P., dated as of February 11, 2013 (Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-11/A, filed on April 26, 2013)

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

Exhibit Number	Description
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

10.53
Amended and Restated Credit Agreement, dated as of October 26, 2017, among Armada Hoffler, L.P. as Borrower, Armada Hoffler Properties, Inc., as Parent, Bank of America, N.A., as Administrative Agent, and the other agents and Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed November 1, 2017)

10.54
Amended and Restated Guaranty Agreement, dated as of October 26, 2017, among certain subsidiaries of Armada Hoffler, L.P. named therein for the benefit of the Administrative Agent and the Lenders named in the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed November 1, 2017)

10.55
ATM Equity Offering Sales Agreement, dated February 26, 2018, by and among Armada Hoffler Properties, Inc., Armada Hoffler, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on February 26, 2018)

10.56
ATM Equity Offering Sales Agreement, dated February 26, 2018, by and among Armada Hoffler Properties, Inc., Armada Hoffler, L.P. and Robert W. Baird & Co. Incorporated (Incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K, filed on February 26, 2018)

10.57
ATM Equity Offering Sales Agreement, dated February 26, 2018, by and among Armada Hoffler Properties, Inc., Armada Hoffler, L.P. and Jeffries LLC (Incorporated by reference to Exhibit 1.3 to the Company's Current Report on Form 8-K, filed on February 26, 2018)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase

†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: May 2, 2018	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2018	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)