Form 10-Q
period 2018-06-30
Armada Hoffler Properties, Inc.
filed 2018-08-01
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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
◻ Yes     ☒  No

As of July 31, 2018, the Registrant had 48,891,867 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$934,929	$910,686
Held for development	1,474	680
Construction in progress	157,795	83,071
	1,094,198	994,437
Accumulated depreciation	(177,966)	(164,521)
Net real estate investments	916,232	829,916
Cash and cash equivalents	12,279	19,959
Restricted cash	3,139	2,957
Accounts receivable, net	16,444	15,691
Notes receivable	93,478	83,058
Construction receivables, including retentions	19,868	23,933
Construction contract costs and estimated earnings in excess of billings	1,287	245
Equity method investments	14,538	11,411
Other assets	55,106	55,953
Total Assets	$1,132,371	$1,043,123
LIABILITIES AND EQUITY
Indebtedness, net	$580,446	$517,272
Accounts payable and accrued liabilities	11,525	15,180
Construction payables, including retentions	40,719	47,445
Billings in excess of construction contract costs and estimated earnings	1,711	3,591
Other liabilities	41,000	39,352
Total Liabilities	675,401	622,840

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 48,768,363 and 44,937,763 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	488	449
Additional paid-in capital	338,577	287,407
Distributions in excess of earnings	(70,648)	(61,166)
Total stockholders’ equity	268,417	226,690
Noncontrolling interests	188,553	193,593
Total Equity	456,970	420,283
Total Liabilities and Equity	$1,132,371	$1,043,123

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental revenues	$28,598	$26,755	$57,297	$53,987
General contracting and real estate services revenues	20,654	56,671	43,704	120,190
Total revenues	49,252	83,426	101,001	174,177

Expenses
Rental expenses	6,522	6,171	12,946	12,239
Real estate taxes	2,735	2,595	5,548	5,104
General contracting and real estate services expenses	20,087	54,015	42,501	115,211
Depreciation and amortization	9,179	9,304	18,457	18,779
General and administrative expenses	2,764	2,678	5,725	5,664
Acquisition, development and other pursuit costs	9	369	93	416
Impairment charges	98	27	98	31
Total expenses	41,394	75,159	85,368	157,444
Operating income	7,858	8,267	15,633	16,733
Interest income	2,375	1,658	4,607	3,056
Interest expense	(4,497)	(4,494)	(8,870)	(9,029)
Gain on real estate dispositions	—	—	—	3,395
Change in fair value of interest rate derivatives	(11)	(81)	958	213
Other income	54	43	168	80
Income before taxes	5,779	5,393	12,496	14,448
Income tax benefit (provision)	166	(450)	432	(752)
Net income	5,945	4,943	12,928	13,696
Net income attributable to noncontrolling interests	(1,626)	(1,472)	(3,569)	(4,289)
Net income attributable to stockholders	$4,319	$3,471	$9,359	$9,407
Net income attributable to stockholders per share (basic and diluted)	$0.09	$0.08	$0.21	$0.24
Weighted-average common shares outstanding (basic and diluted)	45,928	42,091	45,532	39,869
Dividends and distributions declared per common share and unit	$0.20	$0.19	$0.40	$0.38

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statement of Equity

(In thousands, except share data)
(Unaudited)

	Shares of common stock	Common Stock	Additional paid-in capital	Distributions in excess of earnings	Total stockholders' equity	Noncontrolling interests	Total Equity
Balance, January 1, 2018	44,937,763	$449	$287,407	$(61,166)	$226,690	$193,593	$420,283
Net income	—	—	—	9,359	9,359	3,569	12,928
Net proceeds from sales of common stock	3,542,178	35	48,946	—	48,981	—	48,981
Restricted stock awards, net of tax withholding	126,050	2	902	—	904	—	904
Restricted stock award forfeitures	(628)	—	(4)	—	(4)	—	(4)
Issuance of operating partnership units for acquisitions	—	—	(5)	—	(5)	2,201	2,196
Redemption of operating partnership units	163,000	2	1,331	—	1,333	(3,864)	(2,531)
Dividends and distributions declared	—	—	—	(18,841)	(18,841)	(6,946)	(25,787)
Balance, June 30, 2018	48,768,363	$488	$338,577	$(70,648)	$268,417	$188,553	$456,970

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$12,928	$13,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	13,540	12,930
Amortization of leasing costs and in-place lease intangibles	4,917	5,849
Accrued straight-line rental revenue	(1,029)	(640)
Amortization of leasing incentives and above or below-market rents	(141)	(90)
Accrued straight-line ground rent expense	136	273
Bad debt expense	112	166
Noncash stock compensation	820	832
Impairment charges	98	31
Noncash interest expense	557	560
Gain on real estate dispositions	—	(3,395)
Change in the fair value of interest rate derivatives	(958)	(213)
Changes in operating assets and liabilities:
Property assets	(2,505)	(1,009)
Property liabilities	(1,973)	(2,489)
Construction assets	4,443	(6,495)
Construction liabilities	(15,081)	21
Interest receivable	(4,604)	(3,053)
Net cash provided by operating activities	11,260	16,974
INVESTING ACTIVITIES
Development of real estate investments	(57,741)	(14,997)
Tenant and building improvements	(5,599)	(4,338)
Acquisitions of real estate investments, net of cash received	(32,967)	(6,767)
Dispositions of real estate investments	4,271	4,441
Notes receivable issuances	(5,816)	(10,783)
Leasing costs	(2,060)	(807)
Leasing incentives	(79)	(2)
Contributions to equity method investments	(3,127)	(715)
Net cash used for investing activities	(103,118)	(33,968)
FINANCING ACTIVITIES
Proceeds from sales of common stock	49,730	96,044
Offering costs	(749)	(4,663)
Common shares tendered for tax withholding	(343)	(289)
Debt issuances, credit facility and construction loan borrowings	147,248	73,906
Debt and credit facility repayments, including principal amortization	(84,277)	(130,674)
Debt issuance costs	(381)	(471)
Redemption of operating partnership units	(2,531)	(229)
Dividends and distributions	(24,337)	(20,097)
Net cash provided by financing activities	84,360	13,527
Net decrease in cash and cash equivalents	(7,498)	(3,467)
Cash, cash equivalents, and restricted cash, beginning of period	22,916	25,193
Cash, cash equivalents, and restricted cash, end of period	$15,418	$21,726
Supplemental Disclosures (noncash transactions):
Increase in dividends payable	$1,450	$1,973
Increase in accounts payable and accrued liabilities for capital expenditures	$6,692	$4,608
Issuance of operating partnership units for acquisitions	$1,702	$982
Operating Partnership units redeemed for common shares	$1,804	$—
Redeemable noncontrolling interest from development	$—	$2,000
Deferred payment for land acquisition	$—	$600
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business of Organization

Armada Hoffler Properties, Inc. (the “Company”) is a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. The Company is the sole general partner of Armada Hoffler, L.P. (the “Operating Partnership”), and as of June 30, 2018 owned 73.8% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

As of June 30, 2018, the Company's property portfolio consisted of 49 operating properties and 8 development properties.

Refer to Note 4 for information related to the Company's recent acquisitions and dispositions of operating properties.

Refer to Note 5 for information related to the Company’s investment in Durham City Center II, LLC, which is an unconsolidated subsidiary that the Company accounts for using the equity method of accounting.

Subsequent to June 30, 2018

On July 2, 2018, the Company entered into a ground lease for a land parcel at Wills Wharf, located at the Harbor Point area in Baltimore, Maryland. The Company plans to develop a mixed-use building on the site.

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

Reclassifications

During the second quarter of 2018, the Company identified certain immaterial classification errors on the Company's Consolidated Statements of Cash Flows and has determined that, in this Quarterly Report on Form 10-Q and future periodic reports, the Company will correct these classification errors. One classification error will be corrected by including within the changes in operating assets and liabilities in the operating activities section a new line item for "Interest receivable." A corresponding adjustment will be recorded to reduce the amount of "Notes receivable issuances" within investing activities on the statement of cash flows. These reclassifications totaled $7.1 million, $3.2 million, and $0.1 million during the years ended December 31, 2017, 2016, and 2015, respectively, $2.2 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively, and $3.1 million for the six months ended June 30, 2017. These reclassifications will decrease "Net cash provided by operating activities" and "Net cash used for investing activities" by an equal and offsetting amount. These reclassifications will not have any impact on the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statement of Equity, or any other operating measure for the periods affected.

These amounts were previously presented as "Notes receivable issuances," a component of net cash used for investing activities on the Consolidated Statements of Cash Flows, resulting in overstatements in cash provided by operating activities and overstatements of cash used in investing activities. These amounts represent interest earned on mezzanine loans that were funded by the interest reserve accounts provided for in the mezzanine loan agreements. These amounts are now classified as changes in interest receivable, a non-cash adjustment to calculate net cash provided by operating activities.

The second classification error will be corrected by including within financing activities on the Consolidated Statements of Cash Flows a new line item for “Common shares tendered for tax withholding.” A corresponding adjustment will be recorded to the "Changes in operating assets and liabilities: Property liabilities" within operating activities on the Consolidated Statements of Cash Flows. This reclassification totaled $0.3 million, $0.2 million, and $0.3 million during the years ended December 31, 2017, 2016, and 2015, respectively, $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, and $0.3 million for the six months ended June 30, 2017. These reclassifications will increase “Net cash provided by operating activities” and decrease “Net cash provided by financing activities” by an equal and offsetting amount.

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

In 2016, the FASB issued new guidance that addresses eight classification issues related to the statement of cash flows and requires the presentation of total changes in cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. The Company adopted this new guidance on December 31, 2017, applying it retrospectively to each period presented. The new guidance requires that the statement of cash flows show changes in restricted cash in addition to changes in cash and cash equivalents. No additional changes were required to be made to the Company's consolidated statements of cash flows as a result of the new guidance. The following table sets forth the items from the Company's consolidated balance sheets that are included in cash, cash equivalents, and restricted cash in the consolidated statements of cash flows (in thousands):

	Balance as of
	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$12,279	$19,959	$18,587	$21,942
Restricted cash	3,139	2,957	3,139	3,251
Cash, cash equivalents, and restricted cash	$15,418	$22,916	$21,726	$25,193

The following table summarizes the changes made to net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities in the consolidated statement of cash flows for the six months ended June 30, 2017 on a retrospective basis (in thousands) as a result of the new guidance as well as the reclassification adjustments described in the "Reclassifications" section above:

Six months ended
June 30, 2017
Operating activities as originally presented	$19,886
Adjustment relating to restricted cash	(148)
Adjustment for shares tendered for tax withholding	289
Adjustment relating to interest income presentation	(3,053)
Operating activities after adjustments	$16,974

Investing activities as originally presented	$(37,057)
Adjustment relating to restricted cash	36
Adjustment relating to interest income presentation	3,053
Investing activities after adjustments	$(33,968)

Financing activities as originally presented	$13,816
Adjustment for shares tendered for tax withholding	(289)
Financing activities after adjustments	$13,527

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

On August 28, 2017, the FASB issued new guidance that simplifies some of the requirements relating to accounting for derivatives and hedging. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness for a highly effective hedge and also simplifies certain documentation and assessment requirements relating to the determination of hedge effectiveness. The new guidance will be effective for the Company on January 1, 2019, with early adoption permitted. As of June 30, 2018, the Company does not currently have any derivatives designated as hedging instruments for accounting purposes but may designate new derivative contracts as hedging instruments in the future. The application of this guidance to future hedging relationships could reduce or eliminate the gains and losses that would otherwise be recorded for these derivative instruments.

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

Net operating income of the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Office real estate
Rental revenues	$5,288	$4,759	$10,388	$9,665
Rental expenses	1,430	1,366	2,876	2,692
Real estate taxes	502	450	1,004	900
Segment net operating income	3,356	2,943	6,508	6,073
Retail real estate
Rental revenues	16,608	15,578	33,319	31,209
Rental expenses	2,563	2,479	5,220	4,999
Real estate taxes	1,656	1,520	3,339	2,969
Segment net operating income	12,389	11,579	24,760	23,241
Multifamily residential real estate
Rental revenues	6,702	6,418	13,590	13,113
Rental expenses	2,529	2,326	4,850	4,548
Real estate taxes	577	625	1,205	1,235
Segment net operating income	3,596	3,467	7,535	7,330
General contracting and real estate services
Segment revenues	20,654	56,671	43,704	120,190
Segment expenses	20,087	54,015	42,501	115,211
Segment gross profit	567	2,656	1,203	4,979
Net operating income	$19,908	$20,645	$40,006	$41,623

General contracting and real estate services revenues for the three months ended June 30, 2018 and 2017 exclude revenue related to intercompany construction contracts of $34.2 million and $11.6 million, respectively. General contracting and real estate services revenues for the six months ended June 30, 2018 and 2017 exclude revenue related to intercompany construction contracts of $60.1 million and $17.5 million, respectively.

General contracting and real estate services expenses for the three months ended June 30, 2018 and 2017 exclude expenses related to intercompany construction contracts of $33.9 million and $11.6 million, respectively. General contracting and real estate services expenses for the six months ended June 30, 2018 and 2017 exclude expenses related to intercompany construction contracts of $59.5 million and $17.3 million, respectively.

General contracting and real estate services expenses for the three months ended June 30, 2018 and 2017 include noncash stock compensation expense of less than $0.1 million and $0.1 million, respectively. General contracting and real estate services expenses for the six months ended June 30, 2018 and 2017 include noncash stock compensation expense of $0.2 million and $0.4 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Net operating income	$19,908	$20,645	$40,006	$41,623
Depreciation and amortization	(9,179)	(9,304)	(18,457)	(18,779)
General and administrative expenses	(2,764)	(2,678)	(5,725)	(5,664)
Acquisition, development and other pursuit costs	(9)	(369)	(93)	(416)
Impairment charges	(98)	(27)	(98)	(31)
Interest income	2,375	1,658	4,607	3,056
Interest expense	(4,497)	(4,494)	(8,870)	(9,029)
Gain on real estate dispositions	—	—	—	3,395
Change in fair value of interest rate derivatives	(11)	(81)	958	213
Other income	54	43	168	80
Income tax (provision) benefit	166	(450)	432	(752)
Net income	$5,945	$4,943	$12,928	$13,696

General and administrative expenses for the three months ended June 30, 2018 and 2017 include noncash stock compensation expense of $0.2 million and $0.2 million, respectively. General and administrative expenses for the six months ended June 30, 2018 and 2017 include noncash stock compensation expense of $0.7 million and $0.6 million, respectively.

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

The following table summarizes the purchase price allocation (including acquisition costs) based on relative fair value of the assets acquired and liabilities assumed for the two operating properties purchased during the six months ended June 30, 2018 (in thousands):

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

On January 18, 2018, the Company entered into an operating agreement with a partner to develop a Lowes Foods-anchored shopping center in Mount Pleasant, South Carolina. The Company has a 70% ownership interest in the partnership. The partnership, Market at Mill Creek Partners, LLC acquired undeveloped land on February 16, 2018 for a contract price of $2.9 million plus capitalized acquisition costs of $0.1 million. The Company is responsible for funding the equity requirements of this development. As of June 30, 2018, the Company's investment in the project totaled $9.4 million. Management has concluded that this entity is a variable interest entity ("VIE") as it lacks sufficient equity to fund its operations without additional financial support. The Company is the developer of the shopping center and has the power to direct the activities of the project that most significantly impact its performance and is the party most closely associated with the project. Therefore, the Company is the project's primary beneficiary and consolidates the project in its consolidated financial statements.

On April 2, 2018, the Company acquired undeveloped land in Newport News, Virginia for less than $0.1 million. This land parcel is being used in the development of the Brooks Crossing office tower.

Property Disposition

On May 24, 2018, the Company completed the sale of the Wawa outparcel at Indian Lakes Crossing for a contract price of $4.4 million. There was no gain or loss on the disposition.

5. Equity Method Investment

City Center

On February 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed use tower in Durham, North Carolina. During the six months ended June 30, 2018, the Company invested an additional $3.2 million in City Center. As of June 30, 2018 and December 31, 2017, the Company had invested $13.8 million and $10.9 million, respectively, in City Center, and the carrying value of the Company's investment was $14.5 million and $11.4 million, respectively. The Company has agreed to guarantee 37% of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center. As of June 30, 2018 and December 31, 2017, $38.9 million and $29.2 million, respectively, had been drawn against the construction loan, of which $13.2 million and $11.2 million, respectively, was attributable to the Company's portion of the loan.

For the three and six months ended June 30, 2018 and 2017, City Center did not have any operating activity, and therefore the Company did not receive any distributions or allocated income.

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

6. Notes Receivable

The Company had the following mezzanine loans outstanding as of June 30, 2018 and December 31, 2017 (in thousands):

	Outstanding loan amount		Maximum loan commitment	Interest rate
Development Project	June 30, 2018	December 31, 2017
1405 Point	$25,633	$22,444	$28,232	8.0%
The Residences at Annapolis Junction	45,230	43,021	48,105	10.0%
North Decatur Square	15,134	11,790	25,712	15.0%
Delray Plaza	6,551	5,379	13,123	15.0%
Total	$92,548	$82,634	$115,172

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the three and six months ended June 30, 2018 and 2017 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Development Project	2018	2017	2018	2017
1405 Point	$483	$429	$936	$845
The Residences at Annapolis Junction	1,124	1,016	2,209	1,997
North Decatur Square	531	211	992	211
Delray Plaza	225	—	448	—
Total	$2,363	$1,656	$4,585	$3,053

1405 Point

1405 Point (also known as Point Street Apartments) opened during the first quarter of 2018.

The developer of 1405 Point secured a senior construction loan of up to $67.0 million to fund the development and construction of 1405 Point on November 10, 2016. The Company has agreed to guarantee $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in 1405 Point upon completion of the project. The Company currently has a $2.1 million letter of credit for the guarantee of the senior construction loan.

The Residences at Annapolis Junction

The developer of The Residences at Annapolis Junction secured a senior construction loan of up to $60.0 million to fund the development and construction of Annapolis Junction's residential component on September 30, 2016. The Company has agreed to guarantee up to $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Annapolis Junction.

In July 2018, the Company entered into an agreement regarding the sale of its at-cost purchase option to the developer of The Residences at Annapolis Junction.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of June 30, 2018 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the six months ended June 30, 2018 (in thousands):

	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Balance as of January 1, 2018	$245	$3,591
Revenue recognized that was included in the balance at the beginning of the period	—	(3,591)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	1,898
Transferred to receivables	(245)	—
Construction contract costs and estimated earnings not billed during the period	1,287	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	—	(187)
Balance as of June 30, 2018	$1,287	$1,711

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $0.5 million and $0.6 million were deferred as of June 30, 2018 and December 31, 2017, respectively.

Construction receivables and payables include retentions, amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of June 30, 2018 and December 31, 2017, construction receivables included retentions of $8.9 million and $9.9 million, respectively. The Company expects to collect substantially all construction receivables as of June 30, 2018 during the next twelve months. As of June 30, 2018 and December 31, 2017, construction payables included retentions of $17.4 million and $17.4 million, respectively. The Company expects to pay substantially all construction payables as of June 30, 2018 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Costs incurred on uncompleted construction contracts	$562,879	$520,368
Estimated earnings	19,222	18,070
Billings	(582,525)	(541,784)
Net position	$(424)	$(3,346)

	June 30, 2018	December 31, 2017
Construction contract costs and estimated earnings in excess of billings	$1,287	$245
Billings in excess of construction contract costs and estimated earnings	(1,711)	(3,591)
Net position	$(424)	$(3,346)

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning backlog	$30,733	$157,722	$49,167	$217,718
New contracts/change orders	27,807	15,519	32,376	18,960
Work performed	(20,619)	(56,584)	(43,622)	(120,021)
Ending backlog	$37,921	$116,657	$37,921	$116,657

The Company expects to complete a majority of the uncompleted contracts as of June 30, 2018 during the next 12 to 18 months.
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

The revolving credit facility bears interest at LIBOR (the London Inter-Bank Offered Rate) plus a margin ranging from 1.40% to 2.00% and the term loan facility bears interest at LIBOR plus a margin ranging from 1.35% to 1.95%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility.

As of June 30, 2018 and December 31, 2017, the outstanding balance on the revolving credit facility was $83.0 million and $66.0 million, respectively, and the outstanding balance on the term loan facility was $180.0 million and $150.0 million, respectively. As of June 30, 2018, the effective interest rates on the revolving credit facility and the term loan facility were 3.84% and 3.79%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

Subsequent to June 30, 2018

In July 2018, the Company increased its borrowings under the revolving credit facility by $20.0 million.

Other Financing Activity

On January 22, 2018, the Company extended and modified the Sandbridge Commons note. The note bears interest at a rate of LIBOR plus a spread of 1.75% and will mature on January 17, 2023.

On March 27, 2018, the Company paid off Columbus Village Note 1 and Columbus Village Note 2 in full for an aggregate amount of $8.3 million.

On May 31, 2018, the Company modified the Southgate Square note. The principal amount of the note was increased to $22 million, and the note now bears interest at a rate of LIBOR plus a spread of 1.60%. This note will still mature on April 29, 2021.

On June 1, 2018, the Company entered into a $16.3 million construction loan for the River City industrial development project in Chesterfield, Virginia. The loan bears interest at a rate of LIBOR plus a spread of 1.50% and will mature on May 31, 2019.

On June 14, 2018, the Company extended and modified the note secured by 249 Central Park Retail, Fountain Plaza Retail, and South Retail. The principal amount of the note was increased to $35.0 million. The note bears interest at a rate of LIBOR plus a spread of 1.60% and will mature on August 10, 2023.

On June 29, 2018, the Company entered into a $15.6 million construction loan for the Brooks Crossing office tower development project. The loan bears interest at a rate of LIBOR plus a spread of 1.60% and will mature on July 1, 2025.

During the six months ended June 30, 2018, the Company borrowed $24.4 million under its existing construction loans to fund new development and construction.

Subsequent to June 30, 2018

On July 12, 2018, the Company entered into a $16.2 million construction loan for the Market at Mill Creek development project in Mt. Pleasant, South Carolina. The loan bears interest at a rate of LIBOR plus a spread of 1.55% and will mature on July 12, 2025.

On July 27, 2018, the Company extended and modified the Johns Hopkins Village note. The principal amount of the note was increased to $53.0 million. The note bears interest at a rate of LIBOR plus a spread of 1.25% and will mature on August 7, 2025. The Company simultaneously entered into an interest rate swap agreement that effectively fixes the interest rate at 4.19% for the term of the loan.

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

The Company’s derivatives were comprised of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Interest rate swaps	$100,000	$431	$(136)	$56,079	$10	$(69)
Interest rate caps	250,000	2,429	—	345,000	1,515	—
Total	$350,000	$2,860	$(136)	$401,079	$1,525	$(69)

The changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2018 and 2017 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest rate swaps	$5	$7	$353	$268
Interest rate caps	(16)	(88)	605	(55)
Total change in fair value of interest rate derivatives	$(11)	$(81)	$958	$213

The Company has not designated any of its derivatives as hedging instruments under GAAP as of June 30, 2018.

Subsequent to June 30, 2018

On July 16, 2018, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 2.50% for a premium of $0.3 million. The interest rate cap expires on August 1, 2020.

On July 27, 2018, the Company entered into an interest rate swap agreement that effectively fixes the interest rate of the new Johns Hopkins Village note payable at 4.19%.

10. Equity

Stockholders’ Equity

On February 26, 2018, the Company commenced an at-the-market continuous equity offering program (the “ATM Program”) through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $125.0 million. During the six months ended June 30, 2018, the Company sold an aggregate of 3,542,178 shares of common stock at a weighted average price of $14.07 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $49.1 million.

As of June 30, 2018 and December 31, 2017, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 48,768,363 and 44,937,763 shares of common stock issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. No shares of preferred stock were issued and outstanding as of June 30, 2018 or December 31, 2017.

Noncontrolling Interests

As of June 30, 2018 and December 31, 2017, the Company held a 73.8% and 72.0% interest, respectively, in the Operating Partnership. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 73.8% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. As of June 30, 2018, there were 17,290,403 Class A Units not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. The noncontrolling interest for the consolidated entities under development or construction (see Note 1) was zero as of June 30, 2018 and December 31, 2017.

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

On May 3, 2018, the Board of Directors declared a cash dividend and distribution of $0.20 per share and Class A Unit payable on July 5, 2018 to stockholders and unitholders of record on June 27, 2018.

Subsequent to June 30, 2018

On July 2, 2018, due to the holders of Class A Units tendering an aggregate of 123,504 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

On July 5, 2018, the Company paid cash dividends of $9.7 million to common stockholders and the Operating Partnership paid cash distributions of $3.5 million to holders of Class A Units.

11. Stock-Based Compensation

On June 14, 2017, the Company's stockholders approved the Company's Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"), which, among other things, increased the number of shares of the Company's common stock reserved for issuance under the Amended Plan by 1,000,000 shares, from 700,000 shares to 1,700,000 shares. As of June 30, 2018, there were 1,029,659 shares available for issuance under the Amended Plan.

During the six months ended June 30, 2018, the Company granted an aggregate of 151,844 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $13.53 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During the six months ended June 30, 2018, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial.

During the three months ended June 30, 2018 and 2017, the Company recognized $0.4 million and $0.3 million, respectively, of stock-based compensation expense. During the six months ended June 30, 2018 and 2017, the Company recognized $1.2 million and $1.1 million, respectively, of stock-based compensation expense. As of June 30, 2018, there were 138,971 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.3 million, which the Company expects to recognize over the next 21 months.

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
Except as disclosed below, the carrying amounts of the Company’s financial instruments approximate their fair values. Financial assets and liabilities whose fair values are measured on a recurring basis using Level 2 inputs consist of interest rate swaps and caps. The Company measures the fair values of these assets and liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The carrying amounts and fair values of the Company’s financial instruments, all of which are based on Level 2 inputs, as of June 30, 2018 and December 31, 2017, were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$580,446	$576,270	$517,272	$518,417
Interest rate swap liabilities	136	136	69	69
Interest rate swap and cap assets	2,860	2,860	1,525	1,525

13. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these condensed consolidated financial statements. Revenue from construction contracts with these entities for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.8 million, respectively, and gross profit from such contracts for the three months ended June 30, 2018 and 2017 was $0.1 million and $0.1 million, respectively. Revenue from construction contracts with related party entities of the Company for the six months ended June 30, 2018 and 2017 was $1.5 million and $7.3 million, respectively, and gross profit from such contracts for the six months ended June 30, 2018 and 2017 was $0.3 million and $0.4 million, respectively.

Real estate services fees from affiliated entities of the Company were not significant for the three and six months ended June 30, 2018 or 2017. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for the three and six months ended June 30, 2018 and 2017.

The Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Company’s initial public offering and formation transactions completed on May 13, 2013. In addition, the tax protection agreements provide that the Operating Partnership will offer certain of the original contributors, including certain of the Company’s directors and executive officers, the opportunity to guarantee debt, or, alternatively, to enter into a deficit restoration obligation, for ten years from the closing of the Company’s initial public offering in a manner intended to provide an allocation of Operating Partnership liabilities to the partner for U.S. federal income tax purposes. Pursuant to these tax protection agreements, certain of the Company’s executive officers have guaranteed approximately $0.3 million of the Operating Partnership’s outstanding debt as of June 30, 2018.

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $43.5 million and $44.9 million as of June 30, 2018 and December 31, 2017, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. Letters of credit generally are available for draw down in the event the Company does not perform. As of both June 30, 2018 and December 31, 2017, the Operating Partnership had total outstanding letters of credit of $2.1 million. The amounts outstanding at June 30, 2018 and December 31, 2017 were comprised of a $2.1 million letter of credit related to the guarantee on the 1405 Point senior construction loan.

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. As of June 30, 2018, our operating property portfolio consisted of the following properties:

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
*Located in the Town Center of Virginia Beach

As of June 30, 2018, the following properties that we consolidate for financial reporting purposes were either under development or construction:

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

On July 2, 2018, we entered into a ground lease for a land parcel at Wills Wharf, located at the Harbor Point area in Baltimore, Maryland. We plan to develop a mixed-use building on the site.

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

On April 2, 2018, we acquired undeveloped land in Newport News, Virginia for less than $0.1 million. This land parcel is being used in the development of the Brooks Crossing office tower.

Dispositions

On May 24, 2018, we completed the sale of the Wawa outparcel at Indian Lakes Crossing for a contract price of $4.4 million. There was no gain or loss on the sale of the parcel.

Second Quarter 2018 Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2018:

•Net income of $5.9 million, or $0.09 per diluted share, compared to $4.9 million, or $0.08 per diluted share, for the three months ended June 30, 2017.
•Funds from operations ("FFO") of $15.1 million, or $0.24 per diluted share, compared to $14.2 million, or $0.24 per diluted share, for the three months ended June 30, 2017. See “Non-GAAP Financial Measures.”
•Normalized funds from operations (“Normalized FFO”) of $15.2 million, or $0.24 per diluted share, compared to $14.7 million, or $0.25 per diluted share, for the three months ended June 30, 2017. See “Non-GAAP Financial Measures.”
•In July 2018, we entered into a contract to sell the build-to-suit distribution center in Chesterfield, Virginia for a sales price of $25.9 million, which is expected to close in the fourth quarter.
•In July 2018, we entered into an agreement regarding the sale of our at-cost purchase option to the developer of The Residences at Annapolis Junction. Combined with the anticipated repayment of its related mezzanine loan during the third quarter, we expect to receive aggregate proceeds from these transactions in excess of $50 million.
•In July 2018, we announced a new development project at Wills Wharf, a site in the Harbor Point area of Baltimore, Maryland. We plan to develop a 325,000 square foot mixed-use building with an estimated development cost of $117 million.
•In July 2018, we announced a new development project, the Interlock, located in West Midtown Atlanta. This public-private partnership with Georgia Tech is expected to contain 290,000 square feet of office and retail space. Our investment will be in the form of a mezzanine loan, and we will serve as the general contractor of the project.

•During the quarter ended June 30, 2018, we raised approximately $50 million of gross proceeds through our at-the-market equity offering program at an average price of $14.07 per share.
•During the quarter ended June 30, 2018, we leased 150,000 square feet, including a 10-year lease with Shake Shack, leading the way to the re-development of the Columbus Village shopping center in the Town Center of Virginia Beach.
•We sold the Wawa parcel at Indian Lakes Crossing for a contract price of $4.4 million.
Segment Results of Operations

As of June 30, 2018, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

We define same store properties as those properties that we owned and operated and that were stabilized for the entirety of both periods presented. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete and the asset is placed back into service.

Office Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$5,288	$4,759	$529	$10,388	$9,665	$723
Property expenses	1,932	1,816	116	3,880	3,592	288
Segment NOI	$3,356	$2,943	$413	$6,508	$6,073	$435

Office segment NOI for the three and six months ended June 30, 2018 increased 14.0% and 7.2%, respectively, compared to the corresponding periods in 2017. The increases relate primarily to a new tenant at 4525 Main Street that moved in during December 2017. The increase was partially offset by the disposition of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which contributed an aggregate of $0.2 million and $0.5 million in office segment NOI for the three and six months ended June 30, 2017, respectively.

Office Same Store Results

Office same store results for the three and six months ended June 30, 2018 exclude 4525 Main Street as well as the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which were both sold in the third quarter of 2017.

Office same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$3,650	$3,367	$283	$7,103	$6,880	$223
Property expenses	1,346	1,283	63	2,691	2,514	177
Same Store NOI	$2,304	$2,084	$220	$4,412	$4,366	$46
Non-Same Store NOI	1,052	859	193	2,096	1,707	389
Segment NOI	$3,356	$2,943	$413	$6,508	$6,073	$435

Office same store NOI for the three and six months ended June 30, 2018 increased 10.6% and 1.1%, respectively, compared to the corresponding periods in 2017. The increases relate primarily to new tenants and renewals at the Armada Hoffler Tower and One Columbus.

Retail Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$16,608	$15,578	$1,030	$33,319	$31,209	$2,110
Property expenses	4,219	3,999	220	8,559	7,968	591
Segment NOI	$12,389	$11,579	$810	$24,760	$23,241	$1,519

Retail segment NOI for the three and six months ended June 30, 2018 increased 7.0% and 6.5%, respectively, compared to the corresponding periods in 2017. The increases were a result of the acquisitions of Indian Lakes Crossing and Parkway Centre during the three months ended March 31, 2018, as well as the acquisition of the outparcel phase of Wendover Village and the completion of the Lightfoot Marketplace development subsequent to June 30, 2017.

Retail Same Store Results

Retail same store results for the three and six months ended June 30, 2018 exclude Lightfoot Marketplace, Brooks Crossing, the outparcel phase of Wendover Village, Indian Lakes Crossing, and Parkway Centre.

Retail same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$15,295	$15,199	$96	$30,717	$30,421	$296
Property expenses	3,650	3,621	29	7,457	7,200	257
Same Store NOI	$11,645	$11,578	$67	$23,260	$23,221	$39
Non-Same Store NOI	744	1	743	1,500	20	1,480
Segment NOI	$12,389	$11,579	$810	$24,760	$23,241	$1,519

Retail same store NOI was largely consistent for the three and six months ended June 30, 2018 compared to the corresponding periods in 2017.

Multifamily Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$6,702	$6,418	$284	$13,590	$13,113	$477
Property expenses	3,106	2,951	155	6,055	5,783	272
Segment NOI	$3,596	$3,467	$129	$7,535	$7,330	$205

Multifamily segment NOI increased slightly for the three and six months ended June 30, 2018 compared to the corresponding periods in 2017. The increase was primarily a result of activity for Johns Hopkins Village, which experienced higher occupancy during the three and six months ended June 30, 2018 compared to the corresponding periods in 2017.

Multifamily Same Store Results

Multifamily same store results exclude new real estate development - specifically Johns Hopkins Village, which was placed into service in the third quarter of 2016. Multifamily same store results also exclude The Cosmopolitan, which is undergoing a redevelopment project that began on March 1, 2018.

 Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$2,918	$2,860	$58	$5,773	$5,697	$76
Property expenses	1,225	1,207	18	2,383	2,358	25
Same Store NOI	$1,693	$1,653	$40	$3,390	$3,339	$51
Non-Same Store NOI	1,903	1,814	89	4,145	3,991	154
Segment NOI	$3,596	$3,467	$129	$7,535	$7,330	$205

Multifamily same store NOI for the three and six months ended June 30, 2018 increased slightly compared to the corresponding periods in 2017. The increase is primarily the result of increased rental rates at Smith’s Landing.

General Contracting and Real Estate Services Segment Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Segment revenues	$20,654	$56,671	$(36,017)	$43,704	$120,190	$(76,486)
Segment expenses	20,087	54,015	(33,928)	42,501	115,211	(72,710)
Segment gross profit	$567	$2,656	$(2,089)	$1,203	$4,979	$(3,776)
Operating margin	2.7%	4.7%	(2.0)%	2.8%	4.1%	(1.3)%

General contracting and real estate services segment profit for the three and six months ended June 30, 2018 decreased 78.7% and 75.8% compared to the compared to the corresponding periods in 2017 as there were no significant new third-party contracts during the six months ended June 30, 2018. Operating margins also decreased during these periods.

 The changes in third party construction backlog for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited, $ in thousands)
Beginning backlog	$30,733	$157,722	$49,167	$217,718
New contracts/change orders	27,807	15,519	32,376	18,960
Work performed	(20,619)	(56,584)	(43,622)	(120,021)
Ending backlog	$37,921	$116,657	$37,921	$116,657

As of June 30, 2018, we had $5.7 million in backlog on the Dinwiddie Municipal Complex project and $6.9 million in backlog on the City Center project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Revenues
Rental revenues	$28,598	$26,755	$1,843	$57,297	$53,987	$3,310
General contracting and real estate services revenues	20,654	56,671	(36,017)	43,704	120,190	(76,486)
Total revenues	49,252	83,426	(34,174)	101,001	174,177	(73,176)
Expenses
Rental expenses	6,522	6,171	351	12,946	12,239	707
Real estate taxes	2,735	2,595	140	5,548	5,104	444
General contracting and real estate services expenses	20,087	54,015	(33,928)	42,501	115,211	(72,710)
Depreciation and amortization	9,179	9,304	(125)	18,457	18,779	(322)
General and administrative expenses	2,764	2,678	86	5,725	5,664	61
Acquisition, development and other pursuit costs	9	369	(360)	93	416	(323)
Impairment charges	98	27	71	98	31	67
Total expenses	41,394	75,159	(33,765)	85,368	157,444	(72,076)
Operating income	7,858	8,267	(409)	15,633	16,733	(1,100)
Interest income	2,375	1,658	717	4,607	3,056	1,551
Interest expense	(4,497)	(4,494)	(3)	(8,870)	(9,029)	159
Gain on real estate dispositions	—	—	—	—	3,395	(3,395)
Change in fair value of interest rate derivatives	(11)	(81)	70	958	213	745
Other income	54	43	11	168	80	88
Income before taxes	5,779	5,393	386	12,496	14,448	(1,952)
Income tax benefit (provision)	166	(450)	616	432	(752)	1,184
Net income	$5,945	$4,943	$1,002	$12,928	$13,696	$(768)

Rental revenues for the three and six months ended June 30, 2018 increased $1.8 million and $3.3 million compared to the corresponding periods in 2017 as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Office	$5,288	$4,759	$529	$10,388	$9,665	$723
Retail	16,608	15,578	1,030	33,319	31,209	2,110
Multifamily	6,702	6,418	284	13,590	13,113	477
	$28,598	$26,755	$1,843	$57,297	$53,987	$3,310

Office rental revenues for the three and six months ended June 30, 2018 increased 11.1% and 7.5%, respectively, compared to the corresponding periods in 2017 primarily as a result of a new tenant at 4525 Main Street that moved in during December 2017. The increase was partially offset by the disposition of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which contributed an aggregate of $0.3 million and $0.6 million in office rental revenues for the three and six months ended June 30, 2017, respectively.

Retail rental revenues for the three and six months ended June 30, 2018 increased 6.6% and 6.8%, respectively, compared to the corresponding periods in 2017 as a result of the acquisitions of Indian Lakes and Parkway Centre during the three months ended March 31, 2018, as well as the acquisition of the outparcel phase of Wendover Village and the completion of the Lightfoot Marketplace development during 2017.

Multifamily rental revenues for the three and six months ended June 30, 2018 increased 4.4% and 3.6%, respectively, compared to the corresponding periods in 2017 as a result of activity for Johns Hopkins Village, which was placed into service in the third quarter of 2016 and experienced higher occupancy during the three and six months ended June 30, 2018 compared to the corresponding periods in 2017.

General contracting and real estate services revenues for the three and six months ended June 30, 2018 decreased 63.6% compared to each of the corresponding periods in 2017 as there were no significant new third-party contracts during the six months ended June 30, 2018.

Rental expenses for the three and six months ended June 30, 2018 increased $0.4 million and $0.7 million compared to the the corresponding periods in 2017 as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Office	$1,430	$1,366	$64	$2,876	$2,692	$184
Retail	2,563	2,479	84	5,220	4,999	221
Multifamily	2,529	2,326	203	4,850	4,548	302
	$6,522	$6,171	$351	$12,946	$12,239	$707

Office rental expenses for the three and six months ended June 30, 2018 increased 4.7% and 6.8%, respectively, compared to the corresponding periods in 2017 as a result of higher occupancy at 4525 Main Street and increased operating expenses across the office portfolio. Retail rental expenses for the three and six months ended June 30, 2018 increased 3.4% and 4.4%, respectively, compared to the corresponding periods in 2017 as a result of property acquisitions. Multifamily rental expenses for the three and six months ended June 30, 2018 increased 8.7% and 6.6%, respectively, compared to the corresponding periods in 2017 primarily due to higher occupancy at Johns Hopkins Village.

Real estate taxes for the three and six months ended June 30, 2018 increased $0.1 million and $0.4 million compared to the corresponding periods in 2017 as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Office	$502	$450	$52	$1,004	$900	$104
Retail	1,656	1,520	136	3,339	2,969	370
Multifamily	577	625	(48)	1,205	1,235	(30)
	$2,735	$2,595	$140	$5,548	$5,104	$444

Office real estate taxes for the three and six months ended June 30, 2018 increased 11.6% and 11.6%, respectively, compared to the corresponding periods in 2017 due to increased assessments across the office portfolio partially offset by the sale of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings. Retail real estate taxes for the three and six months ended June 30, 2018 increased 8.9% and 12.5%, respectively, compared to the corresponding periods in 2017 as a result of acquisitions and increases from new tax assessments. Multifamily real estate taxes for the three and six months ended June 30, 2018 decreased 7.7% and 2.4%, respectively, compared to the corresponding periods in 2017 as a result of lower assessments at Liberty Apartments and The Cosmopolitan.

General contracting and real estate services expenses for the three and six months ended June 30, 2018 decreased 62.8% and 63.1%, respectively, compared to the corresponding periods in 2017 as there were no significant new third-party contracts during the six months ended June 30, 2018.

Depreciation and amortization for the three and six months ended June 30, 2018 decreased 1.3% and 1.7%, respectively, compared to the corresponding periods in 2017 as a result of in-place leases associated with previously acquired properties that became fully amortized subsequent to June 30, 2017, partially offset by property acquisitions that occurred subsequent to June 30, 2017.

General and administrative expenses for the three and six months ended June 30, 2018 remained largely consistent compared to the corresponding periods in 2017.

Acquisition, development and other pursuit costs for the three and six months ended June 30, 2018 decreased significantly compared to the corresponding periods in 2017. The costs incurred in the three and six months ended June 30, 2017 were primarily related to a potential acquisition that was abandoned.

Interest income for the three and six months ended June 30, 2018 increased 43.2% and 50.8%, respectively, compared to the corresponding periods in 2017 due to higher notes receivable balances, including the North Decatur Square mezzanine loan originated in May 2017 and the Delray Plaza mezzanine loan originated in October 2017.

Interest expense for the three months ended June 30, 2018 was consistent with the corresponding period in 2017. Interest expense for the six months ended June 30, 2018 decreased 1.8% compared to the corresponding period in 2017 primarily as a result of refinancing activities that lowered the interest rates on certain loans.

During the six months ended June 30, 2017, we recognized a gain of $3.4 million on our sale of the Greentree Wawa outparcel. There were no gains on sale recognized during the three months ended June 30, 2018 or 2017 of the six months ended June 30, 2018.

The change in fair value of interest rate derivatives was not significant for the three months ended June 30, 2018 and 2017. The change in fair value of interest rate derivatives increased $0.7 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to significant changes in forward LIBOR (the London Inter-Bank Offered Rate).

Income tax benefit and provision that we recognized during the three and six months ended June 30, 2018 and 2017, respectively, were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, general contracting expenses, property development and acquisitions, tenant improvements, and capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness, and the issuance of equity and debt securities. We also may fund property development and acquisitions and capital improvements using our credit facility pending long-term financing.

As of June 30, 2018, we had unrestricted cash and cash equivalents of $12.3 million available for both current liquidity needs as well as development activities. We also had restricted cash of $3.1 million available for property improvements and required maintenance. As of June 30, 2018, we had $64.9 million of available borrowings under our credit facility to meet our short-term liquidity requirements and $129.7 million of available borrowings under our construction loans to fund our development projects.

During the six months ended June 30, 2018, we began to address the five loans originally scheduled to mature during 2018. Both of the Columbus Village loans were paid off, and the Sandbridge Commons loan was extended for five years. Additionally, on July 27, 2018, the Johns Hopkins Village loan was refinanced with a new loan that matures on August 7, 2025.

ATM Program

On February 26, 2018, we commenced our ATM Program through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million. During the six months ended June 30, 2018, we issued and sold an aggregate of 3,542,178 shares of common stock at an average price of $14.07 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $49.1 million.

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

We are currently in compliance with all covenants under the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2018 ($ in thousands):

	Amount Outstanding		Interest Rate (a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Johns Hopkins Village	$46,698	(b)	LIBOR+1.90%	3.99%		July 30, 2018	$46,698
Lightfoot Marketplace	10,500		LIBOR+1.75%	3.84%		November 14, 2018	10,500
North Point Note 1	9,463		6.45%			February 5, 2019	9,333
Harding Place	14,884		LIBOR+2.95%	5.04%		February 24, 2020	14,884
Town Center Phase VI	12,712		LIBOR+3.50%	5.59%		June 29, 2020	12,712
Hoffler Place	1,417		LIBOR+3.24%			January 1, 2021	1,417
Summit Place	588		LIBOR+3.24%			January 1, 2021	588
Southgate Square	21,882		LIBOR+1.60%	3.69%		April 29, 2021	19,462
4525 Main Street	32,034	(c)	3.25%			September 10, 2021	30,774
Encore Apartments	24,966	(c)	3.25%			September 10, 2021	24,006
Hanbury Village	19,262		3.78%			August 15, 2022	17,109
Socastee Commons	4,721	(d)	4.57%			January 6, 2023	4,223
Sandbridge Commons	8,372		LIBOR+1.75%	3.84%		January 17, 2023	7,247
249 Central Park Retail	17,150	(e)	LIBOR+1.60%	3.69%		August 10, 2023	15,935
South Retail	7,529	(e)	LIBOR+1.60%	3.69%		August 10, 2023	6,992
Fountain Plaza Retail	10,321	(e)	LIBOR+1.60%	3.69%		August 10, 2023	9,594
River City	—		LIBOR+1.50%	—%		May 31, 2019	—
Brooks Crossing office tower	131		LIBOR+1.60%	3.69%		July 1, 2025	131
North Point Note 2	2,404		7.25%			September 15, 2025	1,344
Smith's Landing	19,378		4.05%			June 1, 2035	—
Liberty Apartments	14,567	(d)	5.66%			November 1, 2043	—
The Cosmopolitan	44,842		3.35%			July 1, 2051	—
Total secured debt	$323,821						$232,949
Unsecured Debt
Senior unsecured revolving credit facility	83,000		LIBOR+1.40% to 2.00%	3.84%		October 26, 2021	83,000
Senior unsecured term loan	80,000		LIBOR+1.35% to 1.95%	3.79%		October 26, 2022	80,000
Senior unsecured term loan	50,000		LIBOR+1.35% to 1.95%	3.70%	(f)	October 26, 2022	50,000
Senior unsecured term loan	50,000		LIBOR+1.35% to 1.95%	4.48%	(f)	October 26, 2022	50,000
Total unsecured debt	$263,000						$263,000
Total principal balances	586,821						495,949
Unamortized GAAP adjustments	(6,375)						—
Indebtedness, net	$580,446						$495,949

(a)    LIBOR rate is determined by individual lenders.
(b)    Loan was refinanced on July 27, 2018.
(c)    Cross collateralized.
(d)    Principal balance excluding fair value adjustments.
(e)    Cross collateralized.
(f)    Subject to an interest rate swap agreement.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of June 30, 2018, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2018	$59,337	10%
2019	13,773	2%
2020	33,156	6%
2021	163,812	28%
2022	200,590	34%
Thereafter	116,153	20%
	$586,821	100%

(1)    Does not reflect the effect of any maturity extension options.

On January 22, 2018, we extended the maturity date of our Sandbridge Commons mortgage. The loan bears interest at a rate of LIBOR plus a spread of 1.75% and will mature on January 17, 2023.

On March 27, 2018, we paid off Columbus Village Note 1 and Columbus Village Note 2 in full for an aggregate amount of $8.3 million.

On May 31, 2018, we modified the Southgate Square note. The principal amount of the note was increased to $22 million, and the note now bears interest at a rate of LIBOR plus a spread of 1.60%. This note will still mature on April 29, 2021.

On June 1, 2018, we entered into a $16.3 million construction loan for the River City industrial development project in Chesterfield, Virginia. The loan bears interest at a rate of LIBOR plus a spread of 1.50% and will mature on May 31, 2019.

On June 14, 2018, we extended and modified the note secured by 249 Central Park Retail, Fountain Plaza Retail, and South Retail. The principal amount of the note was increased to $35.0 million and bears interest at a rate of LIBOR plus a spread of 1.60%. The note will mature on August 10, 2023.

On June 29, 2018, we entered into a $15.6 million construction loan for the Brooks Crossing office tower development project. The loan bears interest at a rate of LIBOR plus a spread of 1.60% and will mature on July 1, 2025.

On July 12, 2018, we entered into a $16.2 million construction loan for the Market at Mill Creek development project in Mt. Pleasant, South Carolina. The loan bears interest at a rate of LIBOR plus a spread of 1.55% and will mature on July 12, 2025.

On July 27, 2018, we extended and modified the Johns Hopkins Village note. The principal amount of the note was increased to $53.0 million. The note bears interest at a rate of LIBOR plus a spread of 1.25% and will mature on August 7, 2025. We simultaneously entered into an interest rate swap agreement that effectively fixes the interest rate at 4.19% for the term of the loan.

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

On July 16, 2018, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 2.50% for a premium of $0.3 million. The interest rate cap expires on August 1, 2020.

As of June 30, 2018, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
February 7, 2017	March 1, 2019	1.50%	50,000
June 23, 2017	July 1, 2019	1.50%	50,000
September 18, 2017	October 1, 2019	1.50%	50,000
November 28, 2017	December 1, 2019	1.50%	50,000
March 7, 2018	April 1, 2020	2.25%	50,000
Total			$250,000

Off-Balance Sheet Arrangements

We have entered into standby letters of credit using the available capacity under the credit facility. Letters of credit generally are available for draw down in the event we do not perform. As of June 30, 2018, we had an outstanding standby letter of credit for $2.1 million that expires during 2018. However, our standby letters of credit may be renewed for additional periods until completion of the related construction contracts. The amount outstanding at June 30, 2018 was comprised of a $2.1 million letter of credit related to the guarantee on the 1405 Point senior construction loan.

Cash Flows

	Six Months Ended June 30,
	2018	2017	Change
	($ in thousands)
Operating Activities	$11,260	$16,974	$(5,714)
Investing Activities	(103,118)	(33,968)	(69,150)
Financing Activities	84,360	13,527	70,833
Net Increase (Decrease)	$(7,498)	$(3,467)	$(4,031)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$22,916	$25,193
Cash, Cash Equivalents, and Restricted Cash, End of Period	$15,418	$21,726

Net cash provided by operating activities during the six months ended June 30, 2018 decreased 33.7% compared to the six months ended June 30, 2017, primarily as a result of timing differences in operating assets and liabilities.

During the six months ended June 30, 2018, we invested $69.2 million more in cash compared to the six months ended June 30, 2017 due to increased development activity and the acquisition of two operating properties.

Net cash provided by financing activities during the six months ended June 30, 2018 increased $70.8 million as compared to the six months ended June 30, 2017, primarily as a result of increased borrowings under the credit facility.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and six months ended June 30, 2018 and 2017 to net income, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share and unit amounts)
Net income	$5,945	$4,943	$12,928	$13,696
Depreciation and amortization	9,179	9,304	18,457	18,779
(Gain) loss on operating real estate dispositions	—	—	—	(3,395)
Funds from operations	$15,124	$14,247	$31,385	$29,080
Acquisition, development and other pursuit costs	9	369	93	416
Impairment charges	98	27	98	31
Change in fair value of interest rate derivatives	11	81	(958)	(213)
Normalized funds from operations	$15,242	$14,724	$30,618	$29,314
Net income per diluted share and unit	$0.09	$0.08	$0.21	$0.24
FFO per diluted share and unit	$0.24	$0.24	$0.50	$0.50
Normalized FFO per diluted share and unit	$0.24	$0.25	$0.49	$0.51
Weighted average common shares and units - diluted	63,214	59,936	62,878	57,718

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

At June 30, 2018, approximately $271.6 million, or 46.3%, of our debt had fixed interest rates and approximately $315.2 million, or 53.7%, had variable interest rates. At June 30, 2018, LIBOR was approximately 209 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR increased by 100 basis points, our cash flow would decrease by less than $0.1 million per year as a result of the interest rate caps. Assuming no increase in the level of our variable rate debt, if LIBOR decreased by 100 basis points, our cash flow would increase by approximately $2.0 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2018, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ARMADA HOFFLER PROPERTIES, INC.

Date: August 1, 2018	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2018	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)