Form 10-Q
period 2018-09-30
Armada Hoffler Properties, Inc.
filed 2018-10-31
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ◻  No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    ☒  Yes     ◻  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	☒

Non-Accelerated Filer	◻	Smaller Reporting Company	◻
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
◻ Yes     ☒  No

As of October 30, 2018, the Registrant had 49,627,792 shares of common stock outstanding.

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,023,658	$910,686
Held for development	2,979	680
Construction in progress	139,450	83,071
	1,166,087	994,437
Accumulated depreciation	(185,831)	(164,521)
Net real estate investments	980,256	829,916
Cash and cash equivalents	17,732	19,959
Restricted cash	2,916	2,957
Accounts receivable, net	18,224	15,691
Notes receivable	100,486	83,058
Construction receivables, including retentions	21,959	23,933
Construction contract costs and estimated earnings in excess of billings	727	245
Equity method investments	16,811	11,411
Other assets	58,747	55,953
Total Assets	$1,217,858	$1,043,123
LIABILITIES AND EQUITY
Indebtedness, net	$653,750	$517,272
Accounts payable and accrued liabilities	15,752	15,180
Construction payables, including retentions	45,541	47,445
Billings in excess of construction contract costs and estimated earnings	1,767	3,591
Other liabilities	40,912	39,352
Total Liabilities	757,722	622,840

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 49,576,222 and 44,937,763 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	496	449
Additional paid-in capital	350,849	287,407
Distributions in excess of earnings	(76,386)	(61,166)
Accumulated other comprehensive loss	(47)	—
Total stockholders’ equity	274,912	226,690
Noncontrolling interests	185,224	193,593
Total Equity	460,136	420,283
Total Liabilities and Equity	$1,217,858	$1,043,123

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental revenues	$28,930	$27,096	$86,227	$81,083
General contracting and real estate services revenues	19,950	41,201	63,654	161,391
Total revenues	48,880	68,297	149,881	242,474

Expenses
Rental expenses	7,103	6,830	20,049	19,069
Real estate taxes	2,840	2,693	8,388	7,797
General contracting and real estate services expenses	18,973	39,377	61,474	154,588
Depreciation and amortization	10,196	9,239	28,653	28,018
General and administrative expenses	2,367	2,098	8,092	7,762
Acquisition, development and other pursuit costs	69	61	162	477
Impairment charges	3	19	101	50
Total expenses	41,551	60,317	126,919	217,761
Operating income	7,329	7,980	22,962	24,713
Interest income	2,545	1,910	7,152	4,966
Interest expense	(4,677)	(4,253)	(13,547)	(13,282)
Loss on extinguishment of debt	(11)	—	(11)	—
Gain on real estate dispositions	—	4,692	—	8,087
Change in fair value of interest rate derivatives	298	87	1,256	300
Other income	65	74	233	154
Income before taxes	5,549	10,490	18,045	24,938
Income tax benefit (provision)	120	(29)	552	(781)
Net income	5,669	10,461	18,597	24,157
Net income attributable to noncontrolling interests	(1,467)	(2,973)	(5,036)	(7,262)
Net income attributable to stockholders	$4,202	$7,488	$13,561	$16,895
Net income attributable to stockholders per share (basic and diluted)	$0.09	$0.17	$0.29	$0.41
Weighted-average common shares outstanding (basic and diluted)	49,194	44,934	46,766	41,575
Dividends and distributions declared per common share and unit	$0.20	$0.19	$0.60	$0.57
Comprehensive income:
Net income	$5,669	$10,461	$18,597	$24,157
Unrealized cash flow hedge losses	(130)	—	(130)	—
Realized cash flow hedge losses reclassified to net income	67	—	67	—
Comprehensive income	5,606	10,461	18,534	24,157
Comprehensive income attributable to noncontrolling interests	(1,450)	(2,973)	(5,019)	(7,262)
Comprehensive income attributable to stockholders	$4,156	$7,488	$13,515	$16,895

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statement of Equity

(In thousands, except share data)
(Unaudited)

	Shares of common stock	Common Stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests	Total Equity
Balance, January 1, 2018	44,937,763	$449	$287,407	$(61,166)	$—	$226,690	$193,593	$420,283
Net income	—	—	—	13,561	—	13,561	5,036	18,597
Unrealized cash flow hedge losses	—	—	—	—	(97)	(97)	(33)	(130)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	50	50	17	67
Net proceeds from sales of common stock	4,227,978	42	59,487	—	—	59,529	—	59,529
Restricted stock awards, net of tax withholding	127,275	2	1,309	—	—	1,311	—	1,311
Restricted stock award forfeitures	(3,298)	—	(26)	—	—	(26)	—	(26)
Issuance of operating partnership units for acquisitions	—	—	(5)	—	—	(5)	2,201	2,196
Redemption of operating partnership units	286,504	3	2,677	—	—	2,680	(5,211)	(2,531)
Dividends and distributions declared	—	—	—	(28,781)	—	(28,781)	(10,379)	(39,160)
Balance, September 30, 2018	49,576,222	$496	$350,849	$(76,386)	$(47)	$274,912	$185,224	$460,136

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$18,597	$24,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	21,404	19,385
Amortization of leasing costs and in-place lease intangibles	7,249	8,633
Accrued straight-line rental revenue	(1,789)	(927)
Amortization of leasing incentives and above or below-market rents	(211)	(140)
Accrued straight-line ground rent expense	187	401
Bad debt expense	245	425
Noncash stock compensation	1,072	1,047
Impairment charges	101	50
Noncash interest expense	827	940
Loss on extinguishment of debt	11	—
Gain on real estate dispositions	—	(8,087)
Change in the fair value of interest rate derivatives	(1,256)	(300)
Changes in operating assets and liabilities:
Property assets	(3,610)	(3,871)
Property liabilities	2,031	3,498
Construction assets	3,044	4,065
Construction liabilities	(13,558)	(12,648)
Interest receivable	(7,147)	(4,962)
Net cash provided by operating activities	27,197	31,666
INVESTING ACTIVITIES
Development of real estate investments	(102,183)	(28,731)
Tenant and building improvements	(8,281)	(8,104)
Acquisitions of real estate investments, net of cash received	(57,541)	(28,020)
Dispositions of real estate investments, net of selling costs	4,271	12,557
Notes receivable issuances	(10,281)	(10,792)
Leasing costs	(4,048)	(149)
Leasing incentives	(95)	(147)
Contributions to equity method investments	(5,400)	(934)
Net cash used for investing activities	(183,558)	(64,320)
FINANCING ACTIVITIES
Proceeds from sales of common stock	60,439	96,044
Offering costs	(910)	(4,663)
Common shares tendered for tax withholding	(343)	(289)
Debt issuances, credit facility and construction loan borrowings	274,427	124,206
Debt and credit facility repayments, including principal amortization	(138,122)	(152,201)
Debt issuance costs	(1,317)	(751)
Redemption of operating partnership units	(2,531)	(229)
Dividends and distributions	(37,550)	(31,740)
Net cash provided by financing activities	154,093	30,377
Net decrease in cash and cash equivalents	(2,268)	(2,277)
Cash, cash equivalents, and restricted cash, beginning of period	22,916	25,193
Cash, cash equivalents, and restricted cash, end of period	$20,648	$22,916
Supplemental Disclosures (noncash transactions):
Increase in dividends payable	$1,610	$2,214
Increase (decrease) in accounts payable and accrued liabilities for capital expenditures	$10,103	$(5,874)
Issuance of operating partnership units for acquisitions	$1,702	$982
Operating Partnership units redeemed for common shares	$3,151	$—
Redeemable noncontrolling interest from development	$—	$2,000
Deferred payment for land acquisition	$—	$600
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business of Organization

Armada Hoffler Properties, Inc. (the “Company”) is a full service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. The Company is the sole general partner of Armada Hoffler, L.P. (the “Operating Partnership”) and, as of September 30, 2018, owned 74.3% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

As of September 30, 2018, the Company's property portfolio consisted of 50 operating properties and 10 development properties.

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

Reclassifications

During the second quarter of 2018, the Company identified certain immaterial classification errors on the Company's Consolidated Statements of Cash Flows and determined that, in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and future periodic reports, the Company will correct these classification errors. One classification error will be corrected by including within the changes in operating assets and liabilities in the operating activities section a new line item for "Interest receivable." A corresponding adjustment will be recorded to reduce the amount of "Notes receivable issuances" within investing activities on the consolidated statement of cash flows. These reclassifications totaled $7.1 million, $3.2 million, and $0.1 million during the years ended December 31, 2017, 2016, and 2015, respectively and $5.0 million for the nine months ended September 30, 2017. These reclassifications will decrease "Net cash provided by operating activities" and "Net cash used for investing activities" by an equal and offsetting amount. These reclassifications will not have any impact on the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statement of Equity, or any other operating measure for the periods affected.

These amounts were previously presented as "Notes receivable issuances," a component of net cash used for investing activities on the Consolidated Statements of Cash Flows, resulting in overstatements in cash provided by operating activities and overstatements of cash used in investing activities. These amounts represent interest earned on mezzanine loans that were funded by additional borrowings as provided for in the mezzanine loan agreements. These amounts are now classified as changes in interest receivable, a non-cash adjustment to calculate net cash provided by operating activities.

The second classification error will be corrected by including within financing activities on the Consolidated Statements of Cash Flows a new line item for “Common shares tendered for tax withholding.” A corresponding adjustment will be recorded to the "Changes in operating assets and liabilities: Property liabilities" within operating activities on the Consolidated Statements of Cash Flows. This reclassification totaled $0.3 million, $0.2 million, and $0.3 million during the years ended December 31, 2017, 2016, and 2015, respectively and $0.3 million for the nine months ended September 30, 2017. These reclassifications will increase “Net cash provided by operating activities” and decrease “Net cash provided by financing activities” by an equal and offsetting amount.

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

On February 25, 2016, the FASB issued a new lease standard that requires lessees to recognize most leases in their balance sheets as lease liabilities with corresponding right-of-use assets. The new standard also makes targeted changes to lessor accounting. The new standard will be effective for the Company on January 1, 2019 and requires a modified retrospective transition approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented, with an option to use certain transition relief. Management is currently evaluating the potential impact of the new standard on the Company’s consolidated financial statements. The Company is the lessee on certain long-term ground leases, which represents a majority of the Company's current operating lease payments, and expects to record right-of-use assets and lease liabilities for these leases under the new standard. The Company anticipates utilizing certain transition relief under the new standard that will allow the Company not to apply certain aspects of the new standard to its existing leases.

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

	Balance as of
	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$17,732	$19,959	$19,721	$21,942
Restricted cash	2,916	2,957	3,195	3,251
Cash, cash equivalents, and restricted cash	$20,648	$22,916	$22,916	$25,193

The following table summarizes the changes made to net cash provided by operating activities, net cash used for investing activities, and net cash provided by financing activities in the consolidated statement of cash flows for the nine months ended September 30, 2017 on a retrospective basis (in thousands) as a result of the new guidance as well as the reclassification adjustments described in the "Reclassifications" section above:

Nine months ended
September 30, 2017
Operating activities as originally presented	$36,598
Adjustment relating to restricted cash	(259)
Adjustment for shares tendered for tax withholding	289
Adjustment relating to interest income presentation	(4,962)
Operating activities after adjustments	$31,666

Investing activities as originally presented	$(69,485)
Adjustment relating to restricted cash	203
Adjustment relating to interest income presentation	4,962
Investing activities after adjustments	$(64,320)

Financing activities as originally presented	$30,666
Adjustment for shares tendered for tax withholding	(289)
Financing activities after adjustments	$30,377

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

On August 28, 2017, the FASB issued new guidance that simplifies some of the requirements relating to accounting for derivatives and hedging. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness for a highly effective hedge and also simplifies certain documentation and assessment requirements relating to the determination of hedge effectiveness. The Company adopted this guidance effective July 1, 2018. The application of this guidance to hedging relationships could reduce or eliminate the gains and losses that would otherwise be recorded in net income for these derivative instruments.

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

Net operating income of the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Office real estate
Rental revenues	$5,149	$4,762	$15,537	$14,427
Rental expenses	1,551	1,447	4,435	4,138
Real estate taxes	515	481	1,519	1,381
Segment net operating income	3,083	2,834	9,583	8,908
Retail real estate
Rental revenues	16,932	15,880	50,251	47,089
Rental expenses	2,761	2,699	7,974	7,698
Real estate taxes	1,703	1,588	5,041	4,557
Segment net operating income	12,468	11,593	37,236	34,834
Multifamily residential real estate
Rental revenues	6,849	6,454	20,439	19,567
Rental expenses	2,791	2,684	7,640	7,233
Real estate taxes	622	624	1,828	1,859
Segment net operating income	3,436	3,146	10,971	10,475
General contracting and real estate services
Segment revenues	19,950	41,201	63,654	161,391
Segment expenses	18,973	39,377	61,474	154,588
Segment gross profit	977	1,824	2,180	6,803
Net operating income	$19,964	$19,397	$59,970	$61,020

General contracting and real estate services revenues for the three months ended September 30, 2018 and 2017 exclude revenue related to intercompany construction contracts of $38.5 million and $13.9 million, respectively. General contracting and real estate services revenues for the nine months ended September 30, 2018 and 2017 exclude revenue related to intercompany construction contracts of $98.6 million and $31.3 million, respectively.

General contracting and real estate services expenses for the three months ended September 30, 2018 and 2017 exclude expenses related to intercompany construction contracts of $38.2 million and $13.7 million, respectively. General contracting and real estate services expenses for the nine months ended September 30, 2018 and 2017 exclude expenses related to intercompany construction contracts of $97.7 million and $31.0 million, respectively.

General contracting and real estate services expenses for the three months ended September 30, 2018 and 2017 include noncash stock compensation expense of less than $0.1 million for each period. General contracting and real estate services expenses for the nine months ended September 30, 2018 and 2017 include noncash stock compensation expense of $0.2 million for each period.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Net operating income	$19,964	$19,397	$59,970	$61,020
Depreciation and amortization	(10,196)	(9,239)	(28,653)	(28,018)
General and administrative expenses	(2,367)	(2,098)	(8,092)	(7,762)
Acquisition, development and other pursuit costs	(69)	(61)	(162)	(477)
Impairment charges	(3)	(19)	(101)	(50)
Interest income	2,545	1,910	7,152	4,966
Interest expense	(4,677)	(4,253)	(13,547)	(13,282)
Loss on extinguishment of debt	(11)	—	(11)	—
Gain on real estate dispositions	—	4,692	—	8,087
Change in fair value of interest rate derivatives	298	87	1,256	300
Other income	65	74	233	154
Income tax benefit (provision)	120	(29)	552	(781)
Net income	$5,669	$10,461	$18,597	$24,157

General and administrative expenses for the three months ended September 30, 2018 and 2017 include noncash stock compensation expense of $0.2 million for each period. General and administrative expenses for the nine months ended September 30, 2018 and 2017 include noncash stock compensation expense of $0.9 million and $0.8 million, respectively.

4. Real Estate Investment

Property Acquisitions

On January 9, 2018, the Company acquired Indian Lakes Crossing, a Harris Teeter-anchored shopping center in Virginia Beach, Virginia, for a contract price of $14.7 million plus capitalized acquisition costs of $0.2 million.

On January 29, 2018, the Company acquired Parkway Centre, a newly developed Publix-anchored shopping center in Moultrie, Georgia, for total consideration of $11.3 million (comprised of $9.6 million in cash and $1.7 million in the form of Class A units of limited partnership interest in the Operating Partnership ("Class A Units")) plus capitalized acquisition costs of $0.3 million.

On August 28, 2018, the Company acquired Lexington Square, a newly developed Lowes Foods-anchored shopping center in Lexington, South Carolina, for a purchase price of $26.8 million, consisting of cash consideration of $24.2 million and $2.6 million of additional consideration in the form of Class A Units issuable in increments to the seller upon the fulfillment of certain occupancy thresholds within the first 18 months of the Company's ownership. No Class A Units have been issued as of September 30, 2018 for this acquisition. As part of this transaction, the Company also capitalized acquisition costs of $0.4 million.

The following table summarizes the purchase price allocation (including acquisition costs) based on relative fair value of the assets acquired and liabilities assumed for the three operating properties purchased during the nine months ended September 30, 2018 (in thousands):

	Indian Lakes Crossing	Parkway Centre	Lexington Square
Land	$10,926	$1,372	$3,036
Site improvements	531	696	7,396
Building and improvements	1,913	7,168	10,387
In-place leases	1,648	2,346	4,113
Above-market leases	11	—	89
Below-market leases	(175)	(10)	(447)
Net assets acquired	$14,854	$11,572	$24,574

On November 30, 2017, the Company entered into a lease agreement with Bottling Group, LLC for a new distribution facility that the Company will develop and construct for expected delivery in the fourth quarter of 2018. On January 29, 2018, the Company acquired undeveloped land in Chesterfield, Virginia, a portion of which currently serves as the site for this facility, for a contract price of $2.4 million plus capitalized acquisition costs of $0.1 million.

On January 18, 2018, the Company entered into an operating agreement with a partner to develop a Lowes Foods-anchored shopping center in Mount Pleasant, South Carolina. The Company has a 70% ownership interest in the partnership. The partnership, Market at Mill Creek Partners, LLC, acquired undeveloped land on February 16, 2018 for a contract price of $2.9 million plus capitalized acquisition costs of $0.1 million. The Company is responsible for funding the equity requirements of this development. As of September 30, 2018, the book value of the Company's investment in the project totaled $14.2 million. Management has concluded that this entity is a variable interest entity ("VIE") as it lacks sufficient equity to fund its operations without additional financial support. The Company is the developer of the shopping center and has the power to direct the activities of the project that most significantly impact its performance and is the party most closely associated with the project. Therefore, the Company is the project's primary beneficiary and consolidates the project in its consolidated financial statements.

On April 2, 2018, the Company acquired undeveloped land in Newport News, Virginia for less than $0.1 million. This land parcel is being used in the development of the Brooks Crossing office property.

On July 2, 2018, the Company executed a ground lease for the site of a new mixed-use development project at Wills Wharf, a site in the Harbor Point area of Baltimore, Maryland. The lease has an initial term of five years and includes ten extension options of seven years each.

Property Disposition

On May 24, 2018, the Company completed the sale of the Wawa outparcel at Indian Lakes Crossing for a contract price of $4.4 million. There was no gain or loss on the disposition.

5. Equity Method Investment

City Center

On February 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed use tower in Durham, North Carolina. During the nine months ended September 30, 2018, the Company invested an additional $5.1 million in City Center. As of September 30, 2018 and December 31, 2017, the Company had invested $15.9 million and $10.9 million, respectively, in City Center, and the carrying value of the Company's investment was $16.8 million and $11.4 million, respectively. The Company has agreed to guarantee 37% of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center. As of September 30, 2018 and December 31, 2017, $44.2 million and $29.2 million, respectively, had been drawn against the construction loan, of which $16.3 million and $11.2 million, respectively, was attributable to the Company's portion of the loan.

For the three and nine months ended September 30, 2018 and 2017, City Center did not have any operating activity, and therefore the Company did not receive any distributions or allocated income.

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

6. Notes Receivable

The Company had the following mezzanine loans outstanding as of September 30, 2018 and December 31, 2017 (in thousands):

	Outstanding loan amount		Maximum loan commitment	Interest rate
Development Project	September 30, 2018	December 31, 2017
1405 Point	$28,133	$22,444	$28,232	8.0%
The Residences at Annapolis Junction	46,396	43,021	48,105	10.0%
North Decatur Square	15,703	11,790	29,673	15.0%
Delray Plaza	6,779	5,379	13,123	15.0%
Nexton Square	2,219	—	2,314	10.0%
Total	$99,230	$82,634	$121,447

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the three and nine months ended September 30, 2018 and 2017 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Development Project	2018	2017	2018	2017
1405 Point	$547	$443	$1,483	$1,288
The Residences at Annapolis Junction	1,166	1,054	3,374	3,051
North Decatur Square	569	412	1,561	623
Delray Plaza	228	—	676	—
Nexton Square	19	—	19	—
Total	$2,529	$1,909	$7,113	$4,962

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

The Residences at Annapolis Junction

The developer of The Residences at Annapolis Junction secured a senior construction loan of up to $60.0 million to fund the development and construction of Annapolis Junction's residential component on September 30, 2016. The Company agreed to guarantee up to $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Annapolis Junction.

Nexton Square

On August 31, 2018, the Company financed a $2.2 million bridge loan to the developer of Nexton Square, a shopping center development project located in Summerville, South Carolina. The bridge loan bears interest at a rate of 10%. All principal and accrued interest will be due upon the earlier of (i) February 28, 2019 or (ii) any refinancing of the project. This loan has been personally guaranteed by the developer. The Company does not have any option to purchase this project.

North Decatur Square

On September 18, 2018, the Company increased the maximum commitment for the North Decatur Square mezzanine loan to $29.7 million.

Subsequent to September 30, 2018

The Interlock

On October 2, 2018, the Company financed a $3.0 million bridge loan to S.J. Collins, the developer of the office and retail components of The Interlock, a new mixed-use public-private partnership with Georgia Tech in West Midtown Atlanta. The bridge loan bears interest at a rate of 15% and matures on January 1, 2019. This loan has been personally guaranteed by the developer. The Company does not have an option to purchase this project. On October 23, 2018, the Company increased the maximum commitment for this loan to $4.0 million and advanced an additional $0.7 million.

North Decatur Square

On October 2, 2018, the Company advanced an additional $2.2 million on this mezzanine loan.

The Residences at Annapolis Junction

On October 4, 2018, the Company entered into an agreement to sell its purchase option for $5.0 million upon the developer's refinancing of the senior construction loan. Upon this refinancing, the maturity of the remaining outstanding mezzanine loan will coincide with the maturity of the new senior loan, which is 12 months from origination with an option to extend for an additional 12 months, subject to certain conditions.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of September 30, 2018 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the nine months ended September 30, 2018 (in thousands):

	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Balance as of January 1, 2018	$245	$3,591
Revenue recognized that was included in the balance at the beginning of the period	—	(3,591)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	2,400
Transferred to receivables	(245)	—
Construction contract costs and estimated earnings not billed during the period	576	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	151	(633)
Balance as of September 30, 2018	$727	$1,767

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $0.7 million and $0.6 million were deferred as of September 30, 2018 and December 31, 2017, respectively.

Construction receivables and payables include retentions, amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of September 30, 2018 and December 31, 2017, construction receivables included retentions of $8.6 million and $9.9 million, respectively. The Company expects to collect substantially all construction receivables as of September 30, 2018 during the next twelve months. As of September 30, 2018 and December 31, 2017, construction payables included retentions of $20.1 million and $17.4 million, respectively. The Company expects to pay substantially all construction payables as of September 30, 2018 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Costs incurred on uncompleted construction contracts	$581,852	$520,368
Estimated earnings	20,137	18,070
Billings	(603,029)	(541,784)
Net position	$(1,040)	$(3,346)

	September 30, 2018	December 31, 2017
Construction contract costs and estimated earnings in excess of billings	$727	$245
Billings in excess of construction contract costs and estimated earnings	(1,767)	(3,591)
Net position	$(1,040)	$(3,346)

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning backlog	$37,921	$116,657	$49,167	$217,718
New contracts/change orders	7,138	1,251	39,514	20,211
Work performed	(19,879)	(41,165)	(63,501)	(161,186)
Ending backlog	$25,180	$76,743	$25,180	$76,743

The Company expects to complete a majority of the uncompleted contracts as of September 30, 2018 during the next 12 to 18 months.
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

As of September 30, 2018 and December 31, 2017, the outstanding balance on the revolving credit facility was $102.0 million and $66.0 million, respectively, and the outstanding balance on the term loan facility was $180.0 million and $150.0 million, respectively. As of September 30, 2018, the effective interest rates on the revolving credit facility and the term loan facility were 3.81% and 3.76%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

Subsequent to September 30, 2018

In October 2018, the Company increased its borrowings under the revolving credit facility by $16.0 million.

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

On June 29, 2018, the Company entered into a $15.6 million construction loan for the Brooks Crossing office development project. The loan bears interest at a rate of LIBOR plus a spread of 1.60% and will mature on July 1, 2025.

On July 12, 2018, the Company entered into a $16.2 million construction loan for the Market at Mill Creek development project in Mt. Pleasant, South Carolina. The loan bears interest at a rate of LIBOR plus a spread of 1.55% and will mature on July 12, 2025.

On July 27, 2018, the Company paid off the Johns Hopkins Village note and entered into a new loan. The principal amount of the new note is $53.0 million. The note bears interest at a rate of LIBOR plus a spread of 1.25% and will mature on August 7, 2025. The Company simultaneously entered into an interest rate swap agreement that effectively fixes the interest rate at 4.19% for the term of the loan.

On August 28, 2018, the Company entered into a $15.0 million note secured by the newly acquired Lexington Square shopping center. The note bears interest at a rate of 4.50% and will mature on September 1, 2028.

During the nine months ended September 30, 2018, the Company borrowed $59.0 million under its existing construction loans to fund new development and construction.

Subsequent to September 30, 2018

On October 12, 2018, the Company extended and modified the note secured by Lightfoot Marketplace. Under the modified note, the Company may borrow up to $17.9 million. The Company has borrowed an initial tranche of $10.5 million on this note, which bears interest at a rate of LIBOR plus a spread of 1.75% until stabilization of the property, whereupon the spread will be reduced to 1.60%. The note matures on October 12, 2023. The Company simultaneously entered into an interest rate swap agreement that effectively fixes the interest rate of this initial tranche at 4.77% until stabilization and 4.62% thereafter.

9. Derivative Financial Instruments

The Company may enter into interest rate derivative contracts to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. Derivative financial instruments are recognized at fair value and presented within other assets and liabilities in the condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of interest rate derivatives in the condensed consolidated statements of income. For derivatives that qualify as cash flow hedges, the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

On March 7, 2018, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 2.25% for a premium of $0.3 million. The interest rate cap expires on April 1, 2020. This interest rate cap has not been designated as a hedge for accounting purposes.

On April 23, 2018, the Operating Partnership entered into a floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments with a notional amount of $50.0 million. The interest rate swap has a fixed rate of 2.783%, an effective date of May 1, 2018, and a maturity date of May 1, 2023. This interest rate swap has not been designated as a hedge for accounting purposes.

On July 16, 2018, the Operating Partnership entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 2.50% for a premium of $0.3 million. The interest rate cap expires on August 1, 2020. This interest rate cap has not been designated as a hedge for accounting purposes.

On July 27, 2018, the Company entered into a LIBOR interest rate swap agreement that effectively fixes the interest rate of the new Johns Hopkins Village note payable at 4.19% with a maturity date of August 7, 2025. The Company designated the interest rate swap as a hedge for accounting purposes. During the three months ended September 30, 2018, unrealized losses of $130,000 were recorded to other comprehensive loss, and $67,000 of realized losses were reclassified out of accumulated other comprehensive loss to interest expense due to payments made to the swap counterparty during the three months ended September 30, 2018. During the next 12 months, the Company anticipates reclassifying approximately $173,000 of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged item during this period.

The Company’s derivatives were comprised of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
Derivatives not designated as accounting hedges		Asset	Liability		Asset	Liability
Interest rate swaps	$100,000	$744	$—	$56,079	$10	$(69)
Interest rate caps	300,000	2,597	—	345,000	1,515	—
Total derivatives not designated as accounting hedges	400,000	3,341	—	401,079	1,525	(69)
Interest rate swap designated as accounting hedge	52,930	—	(63)	—	—	—
Total derivatives	$452,930	$3,341	$(63)	$401,079	$1,525	$(69)

The changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2018 and 2017 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate swaps	$319	$124	$673	$392
Interest rate caps	(151)	(37)	453	(92)
Total change in fair value of interest rate derivatives	$168	$87	$1,126	$300
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$298	$87	$1,256	$300
Unrealized cash flow hedge gains losses	(130)	$—	$(130)	$—
Total change in fair value of interest rate derivatives	$168	$87	$1,126	$300

Subsequent to September 30, 2018

On October 12, 2018, the Company entered into a LIBOR interest rate swap agreement that effectively fixes the variable component on the interest rate of the initial $10.5 million tranche of new Lightfoot Marketplace note payable. The swap matures on October 12, 2023. The Company designated the interest rate swap as a hedge for accounting purposes.

10. Equity

Stockholders’ Equity

On February 26, 2018, the Company commenced an at-the-market continuous equity offering program (the “ATM Program”) through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $125.0 million. During the nine months ended September 30, 2018, the Company sold an aggregate of 4,227,978 shares of common stock at a weighted average price of $14.33 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $59.7 million.

As of September 30, 2018 and December 31, 2017, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 49,576,222 and 44,937,763 shares of common stock issued and outstanding as of September 30, 2018 and December 31, 2017, respectively. No shares of preferred stock were issued and outstanding as of September 30, 2018 or December 31, 2017.

Noncontrolling Interests

As of September 30, 2018 and December 31, 2017, the Company held a 74.3% and 72.0% interest, respectively, in the Operating Partnership. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 74.3% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. As of September 30, 2018, there were 17,166,899 Class A Units not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. The noncontrolling interest for the consolidated entities under development or construction (see Note 1) was zero as of September 30, 2018 and December 31, 2017.

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

On August 2, 2018, the Board of Directors declared a cash dividend and distribution of $0.20 per share and Class A Unit payable on October 4, 2018 to stockholders and unitholders of record on September 26, 2018.

Subsequent to September 30, 2018

On October 1, 2018, due to the holders of Class A Units tendering an aggregate of 56,495 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of 52,200 shares of common stock and a cash payment of $0.1 million.

On October 4, 2018, the Company paid cash dividends of $9.9 million to common stockholders and the Operating Partnership paid cash distributions of $3.4 million to holders of Class A Units.

11. Stock-Based Compensation

On June 14, 2017, the Company's stockholders approved the Company's Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"), which, among other things, increased the number of shares of the Company's common stock reserved for issuance under the Amended Plan by 1,000,000 shares, from 700,000 shares to 1,700,000 shares. As of September 30, 2018, there were 1,032,329 shares available for issuance under the Amended Plan.

During the nine months ended September 30, 2018, the Company granted an aggregate of 153,069 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $13.54 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company.

During the nine months ended September 30, 2018, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial.

During the three months ended September 30, 2018 and 2017, the Company recognized $0.4 million and $0.3 million, respectively, of stock-based compensation expense. During the nine months ended September 30, 2018 and 2017, the Company recognized $1.6 million and $1.4 million, respectively, of stock-based compensation expense. As of September 30, 2018, there were 136,301 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $0.9 million, which the Company expects to recognize over the next 18 months.

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

Financial assets and liabilities whose fair values are not measured at fair value but for which the fair value is disclosed include the Company's notes receivable and indebtedness. The fair value is estimated by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity, credit characteristics, and other terms of the arrangements, which are Level 3 inputs under the fair value hierarchy.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$653,750	$647,311	$517,272	$518,417
Notes receivable	$100,486	$100,486	$83,058	$83,058
Interest rate swap liabilities	63	63	69	69
Interest rate swap and cap assets	3,341	3,341	1,525	1,525

13. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these condensed consolidated financial statements. Revenue from construction contracts with these entities for the three months ended September 30, 2018 and 2017 was less than $0.1 million for each period, and gross profit from such contracts for the three months ended September 30, 2018 and 2017 was less than $0.1 million for each period. Revenue from construction contracts with related party entities of the Company for the nine months ended September 30, 2018 and 2017 was $1.5 million and $7.4 million, respectively, and gross profit from such contracts for the nine months ended September 30, 2018 and 2017 was $0.3 million and $0.4 million, respectively.

Real estate services fees from affiliated entities of the Company were not significant for the three and nine months ended September 30, 2018 or 2017. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for the three and nine months ended September 30, 2018 and 2017.

The Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within seven (or, in a limited number of cases, ten) years of the completion of the Company’s initial public offering and formation transactions completed on May 13, 2013. In addition, the tax protection agreements provide that the Operating Partnership will offer certain of the original contributors, including certain of the Company’s directors and executive officers, the opportunity to guarantee debt, or, alternatively, to enter into a deficit restoration obligation, for ten years from the closing of the Company’s initial public offering in a manner intended to provide an allocation of Operating Partnership liabilities to the partner for U.S. federal income tax purposes. Pursuant to these tax protection agreements, certain of the Company’s executive officers previously guaranteed approximately $0.3 million of the Operating Partnership’s outstanding debt. In September 2018, these officers were released from these guaranty obligations.

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

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $33.4 million and $44.9 million as of September 30, 2018 and December 31, 2017, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. Letters of credit generally are available for draw down in the event the Company does not perform. As of both September 30, 2018 and December 31, 2017, the Operating Partnership had total outstanding letters of credit of $2.1 million. The amounts outstanding at September 30, 2018 and December 31, 2017 were comprised of a $2.1 million letter of credit related to the guarantee on the 1405 Point senior construction loan.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result,” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	our failure to develop the properties in our development pipeline successfully, on the anticipated timeline, or at the anticipated costs;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of, or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	the inability of one or more mezzanine loan borrowers to repay mezzanine loans according to their contractual terms;

•	difficulties in identifying or completing development, acquisition, or disposition opportunities;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate services segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	our inability to extend the maturity of or refinance existing debt or comply with the financial covenants in the agreements that govern our existing debt;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	potential negative impacts from the recent changes to the U.S. tax laws.

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. As of September 30, 2018, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing(1)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick's at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%

Property	Segment	Location	Ownership Interest
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Indian Lakes Crossing	Retail	Virginia Beach, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Lightfoot Marketplace(2)	Retail	Williamsburg, Virginia	70%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Waynesboro Commons	Retail	Waynesboro, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%

(1)	We are entitled to a preferred return of 8% on our investment in Brooks Crossing.

(2)	We are entitled to a preferred return of 9% on our investment in Lightfoot Marketplace.
*Located in the Town Center of Virginia Beach

As of September 30, 2018, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Premier Apartments (Town Center Phase VI)	Multifamily	Virginia Beach, Virginia*	100%
Premier Retail (Town Center Phase VI)	Retail	Virginia Beach, Virginia*	100%
Greenside (Harding Place)(1)	Multifamily	Charlotte, North Carolina	80%
Hoffler Place (King Street)	Multifamily	Charleston, South Carolina	92.5%
Summit Place (Meeting Street)	Multifamily	Charleston, South Carolina	90%
Brooks Crossing office(2)	Office	Newport News, Virginia	65%
Lightfoot Outparcel(3)	Retail	Williamsburg, Virginia	70%
Market at Mill Creek(4)	Retail	Mount Pleasant, South Carolina	70%
River City	Industrial	Chesterfield, Virginia	100%
Wills Wharf	Mixed-use	Baltimore, Maryland	100%

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

On January 29, 2018, we acquired Parkway Centre, a newly developed Publix-anchored shopping center in Moultrie, Georgia, for total consideration of $11.3 million ($9.6 million in cash and $1.7 million in the form of class A units of limited partnership interest in our Operating Partnership ("Class A Units")) plus capitalized acquisition costs of $0.3 million.

On November 30, 2017, we entered into a lease agreement with Bottling Group, LLC for a new distribution facility that we will develop and construct for expected delivery in the fourth quarter of 2018. On January 29, 2018, we acquired undeveloped land in Chesterfield, Virginia, a portion of which currently serves as the site for this facility, for a contract price of $2.4 million plus capitalized acquisition costs of $0.1 million.

On January 18, 2018, we entered into an operating agreement with a partner to develop a Lowes Foods-anchored shopping center in Mount Pleasant, South Carolina. The partnership, Market at Mill Creek Partners, LLC, acquired undeveloped land on February 16, 2018 for a contract price of $2.9 million plus capitalized acquisition costs of $0.1 million.

On April 2, 2018, we acquired undeveloped land in Newport News, Virginia for less than $0.1 million. This land parcel is being used in the development of the Brooks Crossing office property.

On August 28, 2018, we acquired Lexington Square, a newly developed Lowes Foods-anchored shopping center in Lexington, South Carolina, for a purchase price of $26.8 million, consisting of cash consideration of $24.2 million and $2.6 million of additional consideration in the form of Class A Units issuable in increments to the seller upon the fulfillment of certain occupancy thresholds within the first 18 months of the Company's ownership. As part of this transaction, we also capitalized acquisition costs of $0.4 million.

Dispositions

On May 24, 2018, we completed the sale of the Wawa outparcel at Indian Lakes Crossing for a contract price of $4.4 million. There was no gain or loss on the sale of the parcel.

Third Quarter 2018 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2018 and other recent developments:

•	Net income of $5.7 million, or $0.09 per diluted share, compared to $10.5 million, or $0.17 per diluted share, for the three months ended September 30, 2017.

•
Funds from operations ("FFO") of $15.9 million, or $0.24 per diluted share, compared to $15.5 million, or $0.25 per diluted share, for the three months ended September 30, 2017. See “Non-GAAP Financial Measures.”

•
Normalized funds from operations (“Normalized FFO”) of $15.7 million, or $0.24 per diluted share, compared to $15.5 million, or $0.25 per diluted share, for the three months ended September 30, 2017. See “Non-GAAP Financial Measures.”

•
In October 2018, the Company reached an agreement to sell its at-cost purchase option to the developer of The Residences at Annapolis Junction for $5.0 million. The Company also agreed to extend the maturity of its mezzanine loan and allow the developer to refinance the project in order to realize the full potential value upon expected stabilization in 2019. The Company expects the developer to close on these transactions in the fourth quarter of 2018, at which time the Company anticipates repayment of approximately $12.0 million on its mezzanine loan in addition to the $5.0 million of option sale proceeds.

•
In October 2018, the Company announced its investment in Nexton Square, a new $45.0 million lifestyle center in the greater Charleston, South Carolina MSA. The Company will provide mezzanine financing and construction management/development services for the project. The Company will also have a below market option to purchase the project upon completion.

•
During the quarter ended September 30, 2018, the Company completed the acquisition of Lexington Square, a new 85,000 square foot Lowes Foods-anchored retail center near Columbia, South Carolina for $26.7 million of total consideration, a portion of which will be paid in Operating Partnership units.

•	During the quarter ended September 30, 2018, the Company raised approximately $10.6 million of gross proceeds through its at-the-market equity offering program at an average price of $15.66 per share.

Segment Results of Operations

As of September 30, 2018, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$5,149	$4,762	$387	$15,537	$14,427	$1,110
Property expenses	2,066	1,928	138	5,954	5,519	435
Segment NOI	$3,083	$2,834	$249	$9,583	$8,908	$675

Office segment NOI for the three and nine months ended September 30, 2018 increased 8.8% and 7.6%, respectively, compared to the corresponding periods in 2017. The increases relate primarily to a new tenant at 4525 Main Street that moved in during December 2017. The increase was partially offset by the disposition of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which contributed an aggregate of $0.1 million and $0.6 million in office segment NOI for the three and nine months ended September 30, 2017, respectively.

Office Same Store Results

Office same store results for the three months ended September 30, 2018 exclude the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which were both sold in the third quarter of 2017. Office same store results for the nine months ended September 30, 2018 exclude 4525 Main Street as well as the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings.

Office same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$5,149	$4,673	$476	$10,624	$10,258	$366
Property expenses	1,972	1,833	139	4,175	3,903	272
Same Store NOI	$3,177	$2,840	$337	$6,449	$6,355	$94
Non-Same Store NOI	(94)	(6)	(88)	3,134	2,553	581
Segment NOI	$3,083	$2,834	$249	$9,583	$8,908	$675

Office same store NOI for the three and nine months ended September 30, 2018 increased 11.9% and 1.5%, respectively, compared to the corresponding periods in 2017. The increase for the three months ended September 30, 2018 relates primarily to a new tenant at 4525 Main Street that moved in during December 2017. The increase for the nine months ended September 30, 2018 relates primarily to new tenants and renewals at the Armada Hoffler Tower and One Columbus.

Retail Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$16,932	$15,880	$1,052	$50,251	$47,089	$3,162
Property expenses	4,464	4,287	177	13,015	12,255	760
Segment NOI	$12,468	$11,593	$875	$37,236	$34,834	$2,402

Retail segment NOI for the three and nine months ended September 30, 2018 increased 7.5% and 6.9%, respectively, compared to the corresponding periods in 2017. The increases were a result of the acquisitions of Indian Lakes Crossing, Parkway Centre, and Lexington Square during 2018, as well as the acquisition of the outparcel phase of Wendover Village and the completion of the Lightfoot Marketplace development subsequent to June 30, 2017.

Retail Same Store Results

Retail same store results for the three and nine months ended September 30, 2018 exclude Lightfoot Marketplace, Brooks Crossing, the outparcel phase of Wendover Village, Indian Lakes Crossing, Parkway Centre, Premier Retail (part of Town Center Phase VI), a portion of which was placed into service in the third quarter of 2018, and Lexington Square.

Retail same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$15,261	$15,264	$(3)	$45,978	$45,685	$293
Property expenses	3,836	3,892	(56)	11,293	11,091	202
Same Store NOI	$11,425	$11,372	$53	$34,685	$34,594	$91
Non-Same Store NOI	1,043	221	822	2,551	240	2,311
Segment NOI	$12,468	$11,593	$875	$37,236	$34,834	$2,402

Retail same store NOI was generally consistent for the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017.

Multifamily Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$6,849	$6,454	$395	$20,439	$19,567	$872
Property expenses	3,413	3,308	105	9,468	9,092	376
Segment NOI	$3,436	$3,146	$290	$10,971	$10,475	$496

Multifamily segment NOI increased slightly for the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017. The increase was primarily a result of activity for Johns Hopkins Village, which experienced higher occupancy during the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017, as well as increased rental rates at Smith's Landing.

Multifamily Same Store Results

Multifamily same store results exclude new real estate developments - specifically Johns Hopkins Village, which was placed into service in the third quarter of 2016, Greenside Apartments, a portion of which was placed into service in the third quarter of 2018, and Premier (part of Town Center Phase VI), a portion of which was placed into service in the third quarter of 2018. Multifamily same store results also exclude The Cosmopolitan, which is undergoing a redevelopment project that began on March 1, 2018.

 Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Rental revenues	$3,027	$2,922	$105	$8,800	$8,619	$181
Property expenses	1,321	1,263	58	3,704	3,621	83
Same Store NOI	$1,706	$1,659	$47	$5,096	$4,998	$98
Non-Same Store NOI	1,730	1,487	243	5,875	5,477	398
Segment NOI	$3,436	$3,146	$290	$10,971	$10,475	$496

Multifamily same store NOI for the three and nine months ended September 30, 2018 increased slightly compared to the corresponding periods in 2017. The increase is primarily the result of increased rental rates at Smith’s Landing.

General Contracting and Real Estate Services Segment Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Segment revenues	$19,950	$41,201	$(21,251)	$63,654	$161,391	$(97,737)
Segment expenses	18,973	39,377	(20,404)	61,474	154,588	(93,114)
Segment gross profit	$977	$1,824	$(847)	$2,180	$6,803	$(4,623)
Operating margin	4.9%	4.4%	0.5%	3.4%	4.2%	(0.8)%

General contracting and real estate services segment profit for the three and nine months ended September 30, 2018 decreased 46.4% and 68.0% compared to the corresponding periods in 2017 as there were no significant new third-party contracts during the nine months ended September 30, 2018.

 The changes in third party construction backlog for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited, $ in thousands)
Beginning backlog	$37,921	$116,657	$49,167	$217,718
New contracts/change orders	7,138	1,251	39,514	20,211
Work performed	(19,879)	(41,165)	(63,501)	(161,186)
Ending backlog	$25,180	$76,743	$25,180	$76,743

As of September 30, 2018, we had $6.4 million in backlog on the Sumitomo Warehouse project, $4.3 million in backlog on the City Center project, and $2.7 million in backlog on the Dinwiddie Municipal Complex project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Revenues
Rental revenues	$28,930	$27,096	$1,834	$86,227	$81,083	$5,144
General contracting and real estate services revenues	19,950	41,201	(21,251)	63,654	161,391	(97,737)
Total revenues	48,880	68,297	(19,417)	149,881	242,474	(92,593)
Expenses
Rental expenses	7,103	6,830	273	20,049	19,069	980
Real estate taxes	2,840	2,693	147	8,388	7,797	591
General contracting and real estate services expenses	18,973	39,377	(20,404)	61,474	154,588	(93,114)
Depreciation and amortization	10,196	9,239	957	28,653	28,018	635
General and administrative expenses	2,367	2,098	269	8,092	7,762	330
Acquisition, development and other pursuit costs	69	61	8	162	477	(315)
Impairment charges	3	19	(16)	101	50	51
Total expenses	41,551	60,317	(18,766)	126,919	217,761	(90,842)
Operating income	7,329	7,980	(651)	22,962	24,713	(1,751)
Interest income	2,545	1,910	635	7,152	4,966	2,186
Interest expense	(4,677)	(4,253)	(424)	(13,547)	(13,282)	(265)
Loss on extinguishment of debt	(11)	—	(11)	(11)	—	(11)
Gain on real estate dispositions	—	4,692	(4,692)	—	8,087	(8,087)
Change in fair value of interest rate derivatives	298	87	211	1,256	300	956
Other income	65	74	(9)	233	154	79
Income before taxes	5,549	10,490	(4,941)	18,045	24,938	(6,893)
Income tax benefit (provision)	120	(29)	149	552	(781)	1,333
Net income	$5,669	$10,461	$(4,792)	$18,597	$24,157	$(5,560)

Rental revenues for the three and nine months ended September 30, 2018 increased $1.8 million and $5.1 million, respectively, compared to the corresponding periods in 2017 as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Office	$5,149	$4,762	$387	$15,537	$14,427	$1,110
Retail	16,932	15,880	1,052	50,251	47,089	3,162
Multifamily	6,849	6,454	395	20,439	19,567	872
	$28,930	$27,096	$1,834	$86,227	$81,083	$5,144

Office rental revenues for the three and nine months ended September 30, 2018 increased 8.1% and 7.7%, respectively, compared to the corresponding periods in 2017 primarily as a result of a new tenant at 4525 Main Street that moved in during December 2017. The increase was partially offset by the disposition of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, which contributed an aggregate of $0.1 million and $0.6 million in office rental revenues for the three and nine months ended September 30, 2017, respectively.

Retail rental revenues for the three and nine months ended September 30, 2018 increased 6.6% and 6.7%, respectively, compared to the corresponding periods in 2017 as a result of the acquisitions of Indian Lakes, Parkway Centre, and Lexington Square during the nine months ended September 30, 2018, as well as the acquisition of the outparcel phase of Wendover Village and the completion of the Lightfoot Marketplace development during the third quarter of 2017.

Multifamily rental revenues for the three and nine months ended September 30, 2018 increased 6.1% and 4.5%, respectively, compared to the corresponding periods in 2017 primarily as a result of activity for Johns Hopkins Village, which was placed into service in the third quarter of 2016 and experienced higher occupancy during the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017. Increased rental rates at Smith's Landing also contributed to the increase in rental revenues.

General contracting and real estate services revenues for the three and nine months ended September 30, 2018 decreased 51.6% and 60.6%, respectively, compared to the corresponding periods in 2017 as there were no significant new third-party contracts during the nine months ended September 30, 2018.

Rental expenses for the three and nine months ended September 30, 2018 increased $0.3 million and $1.0 million, respectively, compared to the corresponding periods in 2017 as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Office	$1,551	$1,447	$104	$4,435	$4,138	$297
Retail	2,761	2,699	62	7,974	7,698	276
Multifamily	2,791	2,684	107	7,640	7,233	407
	$7,103	$6,830	$273	$20,049	$19,069	$980

Office rental expenses for the three and nine months ended September 30, 2018 increased 7.2% as compared to each of the corresponding periods in 2017 as a result of higher occupancy at 4525 Main Street and increased operating expenses across the office portfolio. Retail rental expenses for the three and nine months ended September 30, 2018 increased 2.3% and 3.6%, respectively, compared to the corresponding periods in 2017 as a result of property acquisitions. Multifamily rental expenses for the three and nine months ended September 30, 2018 increased 4.0% and 5.6%, respectively, compared to the corresponding periods in 2017 primarily due to higher occupancy at Johns Hopkins Village as well as the commencement of operations at Premier Apartments and Greenside Apartments, portions of which were placed into service during the third quarter of 2018.

Real estate taxes for the three and nine months ended September 30, 2018 increased $0.1 million and $0.6 million, respectively, compared to the corresponding periods in 2017 as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(unaudited, $ in thousands)
Office	$515	$481	$34	$1,519	$1,381	$138
Retail	1,703	1,588	115	5,041	4,557	484
Multifamily	622	624	(2)	1,828	1,859	(31)
	$2,840	$2,693	$147	$8,388	$7,797	$591

Office real estate taxes for the three and nine months ended September 30, 2018 increased 7.1% and 10.0%, respectively, compared to the corresponding periods in 2017 due to increased assessments across the office portfolio partially offset by the sale of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings. Retail real estate taxes for the three and nine months ended September 30, 2018 increased 7.2% and 10.6%, respectively, compared to the corresponding periods in 2017 as a result of acquisitions and increases from new tax assessments. Multifamily real estate taxes for the three and nine months ended September 30, 2018 decreased 0.3% and 1.7%, respectively, compared to the corresponding periods in 2017 as a result of lower assessments at Liberty Apartments and The Cosmopolitan.

General contracting and real estate services expenses for the three and nine months ended September 30, 2018 decreased 51.8% and 60.2%, respectively, compared to the corresponding periods in 2017 as there were no significant new third-party contracts during the nine months ended September 30, 2018.

Depreciation and amortization for the three and nine months ended September 30, 2018 increased 10.4% and 2.3%, respectively, compared to the corresponding periods in 2017 as a result of property acquisitions that occurred subsequent to June 30, 2017.

General and administrative expenses for the three and nine months ended September 30, 2018 increased 12.8% and 4.3%, respectively, compared to the corresponding periods in 2017 as a result of increased salaries and compensation.

Acquisition, development and other pursuit costs for the three months ended September 30, 2018 remained largely consistent compared to the three months ended September 30, 2017. Acquisition, development and other pursuit costs for the nine months ended September 30, 2018 decreased significantly compared to the nine months ended September 30, 2017. The costs incurred in the nine months ended September 30, 2017 were primarily related to a potential acquisition that was abandoned.

Interest income for the three and nine months ended September 30, 2018 increased 33.2% and 44.0%, respectively, compared to the corresponding periods in 2017 due to higher notes receivable balances, including the North Decatur Square mezzanine loan originated in May 2017 and the Delray Plaza mezzanine loan originated in October 2017.

Interest expense for the three and nine months ended September 30, 2018 increased 10.0% and 2.0%, respectively, compared to the corresponding periods in 2017 as a result of increased debt balances and rising rates.

During the nine months ended September 30, 2017, we recognized a gain of $3.4 million on our sale of the Greentree Wawa outparcel, a gain of $4.2 million on our sale of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, and a gain of $0.5 million on our sale of the land outparcel at Sandbridge Commons. There were no gains on sale recognized during the nine months ended September 30, 2018.

The change in fair value of interest rate derivatives for the three and nine months ended September 30, 2018 increased $0.2 million and $1.0 million, respectively, compared to the corresponding periods in 2017 due to significant changes in forward LIBOR (the London Inter-Bank Offered Rate).

Income tax benefit (provision) that we recognized during the three and nine months ended September 30, 2018 and 2017, respectively, were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of September 30, 2018, we had unrestricted cash and cash equivalents of $17.7 million available for both current liquidity needs as well as development activities. We also had restricted cash of $2.9 million available for property improvements and required maintenance. As of September 30, 2018, we had $45.9 million of available borrowings under our credit facility to meet our short-term liquidity requirements and $108.0 million of available borrowings under our construction loans to fund our development projects.

We addressed the five loans originally scheduled to mature during 2018. Both of the Columbus Village loans were paid off, and the Sandbridge Commons loan was extended for five years. On July 27, 2018, the Johns Hopkins Village loan was refinanced with a new loan that matures on August 7, 2025. Additionally, on October 12, 2018, the Lightfoot Marketplace loan was refinanced with a new loan that matures on October 12, 2023.

ATM Program

On February 26, 2018, we commenced our ATM Program through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million. During the nine months ended September 30, 2018, we issued and sold an aggregate of 4,227,978 shares of common stock at an average price of $14.33 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $59.7 million.

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

The revolving credit facility bears interest at LIBOR plus a margin ranging from 1.40% to 2.00%, and the term loan facility bears interest at LIBOR plus a margin ranging from 1.35% to 1.95%, in each case depending on our total leverage. We are also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility. If we attain investment grade credit ratings from S&P and Moody’s, we may elect to have borrowings become subject to interest rates based on our credit ratings.

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

The credit facility limits our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreement allows us to pay cash dividends with respect to any 12-month period in an amount not to exceed the greater of: (i) 95% of adjusted funds from operations (as defined in the credit agreement) or (ii) the amount required for us (a) to maintain our status as a REIT and (b) to avoid income or excise tax under the Code. If certain defaults or events of default exist, we may pay cash dividends with respect to any 12-month period to the extent necessary to maintain our status as a REIT. The credit facility also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates, and restricts the amount of stock and Operating Partnership units that we may repurchase during the term of the credit facility.

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

We are currently in compliance with all covenants under the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2018 ($ in thousands):

	Amount Outstanding		Interest Rate (a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Lightfoot Marketplace	$10,500	(b)	LIBOR+1.75%	4.01%		November 14, 2018	$10,500
North Point Center Note 1	9,408		6.45%			February 5, 2019	9,333
River City	5,587		LIBOR+1.50%	3.76%		May 31, 2019	5,587
Greenside (Harding Place)	23,371		LIBOR+2.95%	5.21%		February 24, 2020	23,371
Premier (Town Center Phase VI)	16,669		LIBOR+3.50%	5.76%		June 29, 2020	16,669
Hoffler Place (King Street)	5,797		LIBOR+3.24%	5.50%		January 1, 2021	5,797
Summit Place (Meeting Street)	6,259		LIBOR+3.24%	5.50%		January 1, 2021	6,259
Southgate Square	21,662		LIBOR+1.60%	3.86%		April 29, 2021	19,462
4525 Main Street	32,034	(c)	3.25%			September 10, 2021	30,774
Encore Apartments	24,966	(c)	3.25%			September 10, 2021	24,006
Hanbury Village	19,142		3.78%			August 15, 2022	17,109
Socastee Commons	4,697	(d)	4.57%			January 6, 2023	4,223
Sandbridge Commons	8,315		LIBOR+1.75%	4.01%		January 17, 2023	7,247
249 Central Park Retail	17,097	(e)	LIBOR+1.60%	3.86%		August 10, 2023	15,935
South Retail	7,506	(e)	LIBOR+1.60%	3.86%		August 10, 2023	6,992
Fountain Plaza Retail	10,289	(e)	LIBOR+1.60%	3.86%		August 10, 2023	9,594
Brooks Crossing Office	2,706		LIBOR+1.60%	3.86%		July 1, 2025	2,706
Market at Mill Creek	3,976		LIBOR+1.55%	3.81%		July 12, 2025	3,976
Johns Hopkins Village	52,930		LIBOR+1.25%	4.19%	(f)	August 7, 2025	45,967
North Point Center Note 2	2,375		7.25%			September 15, 2025	1,344
Lexington Square	14,980		4.50%			September 1, 2028	12,044
Smith's Landing	19,184		4.05%			June 1, 2035	—
Liberty Apartments	14,502	(d)	5.66%			November 1, 2043	—
The Cosmopolitan	44,656		3.35%			July 1, 2051	—
Total secured debt	$378,608						$278,895
Unsecured Debt
Senior unsecured revolving credit facility	102,000		LIBOR+1.40% to 2.00%	3.81%		October 26, 2021	102,000
Senior unsecured term loan	80,000		LIBOR+1.35% to 1.95%	3.76%		October 26, 2022	80,000
Senior unsecured term loan	50,000		LIBOR+1.35% to 1.95%	3.50%	(f)	October 26, 2022	50,000
Senior unsecured term loan	50,000		LIBOR+1.35% to 1.95%	4.28%	(f)	October 26, 2022	50,000
Total unsecured debt	$282,000						$282,000
Total principal balances	660,608						560,895
Unamortized GAAP adjustments	(6,858)						—
Indebtedness, net	$653,750						$560,895

(a)    LIBOR rate is determined by individual lenders.
(b)    Loan refinanced on October 12, 2018.
(c)    Cross collateralized.
(d)    Principal balance excluding fair value adjustments.
(e)    Cross collateralized.
(f)    Subject to an interest rate swap agreement.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of September 30, 2018, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2018	$11,950	2%
2019	20,513	3%
2020	46,666	7%
2021	194,119	29%
2022	201,901	31%
Thereafter	185,459	28%
	$660,608	100%

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

On June 29, 2018, we entered into a $15.6 million construction loan for the Brooks Crossing office development project. The loan bears interest at a rate of LIBOR plus a spread of 1.60% and will mature on July 1, 2025.

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

On August 28, 2018, we entered into a $15.0 million note secured by the newly acquired Lexington Square shopping center. The note bears interest at a rate of 4.50% and will mature on September 1, 2028.

On October 12, 2018, we extended and modified the note secured by Lightfoot Marketplace. Under the modified note, we may borrow up to $17.9 million. We have borrowed an initial tranche of $10.5 million on this note, which bears interest at a rate of LIBOR plus a spread of 1.75% until stabilization of the property, whereupon the spread will be reduced to 1.60%. The note matures on October 12, 2023. We simultaneously entered into an interest rate swap agreement that effectively fixes the interest rate of this initial tranche at 4.77% until project stabilization and 4.62% thereafter.

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

On July 27, 2018, we entered into a floating-to-fixed interest rate swap agreement attributable to one-month LIBOR that effectively fixes the interest rate of the new Johns Hopkins Village note payable at 4.19%.

On October 12, 2018, we entered into an interest rate swap agreement that effectively fixes the interest rate of the initial tranche of the Lightfoot note at 4.77% until project stabilization and 4.62% thereafter.

As of September 30, 2018, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
February 7, 2017	March 1, 2019	1.50%	50,000
June 23, 2017	July 1, 2019	1.50%	50,000
September 18, 2017	October 1, 2019	1.50%	50,000
November 28, 2017	December 1, 2019	1.50%	50,000
March 7, 2018	April 1, 2020	2.25%	50,000
July 16, 2018	August 1, 2020	2.50%	50,000
Total			$300,000

Off-Balance Sheet Arrangements

We have entered into standby letters of credit using the available capacity under the credit facility. Letters of credit generally are available for draw down in the event we do not perform. As of September 30, 2018, we had an outstanding standby letter of credit for $2.1 million that expires during 2018. However, our standby letters of credit may be renewed for additional periods until completion of the related construction contracts. The letter of credit outstanding at September 30, 2018 related to the guarantee on the 1405 Point senior construction loan.

Cash Flows

	Nine Months Ended September 30,
	2018	2017	Change
	($ in thousands)
Operating Activities	$27,197	$31,666	$(4,469)
Investing Activities	(183,558)	(64,320)	(119,238)
Financing Activities	154,093	30,377	123,716
Net Increase (Decrease)	$(2,268)	$(2,277)	$9
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$22,916	$25,193
Cash, Cash Equivalents, and Restricted Cash, End of Period	$20,648	$22,916

Net cash provided by operating activities during the nine months ended September 30, 2018 decreased 14.1% compared to the nine months ended September 30, 2017, primarily as a result of timing differences in operating assets and liabilities.

During the nine months ended September 30, 2018, we invested $119.2 million more in cash compared to the nine months ended September 30, 2017 due to increased development activity and the acquisition of three operating properties.

Net cash provided by financing activities during the nine months ended September 30, 2018 increased $123.7 million as compared to the nine months ended September 30, 2017, primarily as a result of increased borrowings under the credit facility.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and nine months ended September 30, 2018 and 2017 to net income, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share and unit amounts)
Net income	$5,669	$10,461	$18,597	$24,157
Depreciation and amortization	10,196	9,239	28,653	28,018
Gain on operating real estate dispositions	—	(4,200)	—	(7,595)
Funds from operations	$15,865	$15,500	$47,250	$44,580
Acquisition, development and other pursuit costs	69	61	162	477
Impairment charges	3	19	101	50
Loss on extinguishment of debt	11	—	11	—
Change in fair value of interest rate derivatives	(298)	(87)	(1,256)	(300)
Normalized funds from operations	$15,650	$15,493	$46,268	$44,807
Net income per diluted share and unit	$0.09	$0.17	$0.29	$0.41
FFO per diluted share and unit	$0.24	$0.25	$0.74	$0.75
Normalized FFO per diluted share and unit	$0.24	$0.25	$0.72	$0.75
Weighted average common shares and units - diluted	66,362	62,779	64,052	59,423

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

At September 30, 2018, approximately $338.9 million, or 51.3%, of our debt had fixed interest rates and approximately $321.7 million, or 48.7%, had variable interest rates. At September 30, 2018, LIBOR was approximately 226 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR increased by 100 basis points, our cash flow would decrease by only $0.3 million per year as a result of the interest rate caps. Assuming no increase in the level of our variable rate debt, if LIBOR decreased by 100 basis points, our cash flow would increase by $1.7 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2018, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of Class A Units in the Operating Partnership may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock at the time of redemption or, at the Company’s option and sole discretion, for shares of common stock on a one-for-one basis. During the three months ended September 30, 2018, the Company elected to satisfy certain redemption requests by issuing a total of 123,504 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

ARMADA HOFFLER PROPERTIES, INC.

Date: October 31, 2018	/s/ LOUIS S. HADDAD
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2018	/s/ MICHAEL P. O’HARA
Michael P. O’Hara
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)