Form 10-K
period 2018-12-31
Armada Hoffler Properties, Inc.
filed 2019-02-28
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ◻
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ◻    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ◻
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ◻
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $716.0 million, based on the closing sales price of $14.90 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of February 26, 2019, the registrant had 50,335,242 shares of common stock outstanding. In addition, as of February 26, 2019, Armada Hoffler, L.P., the registrant's operating partnership subsidiary (the "Operating Partnership"), had 16,991,933 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant). Based on the 50,335,242 shares of common stock and 16,991,933 OP Units held by limited partners other than the registrant, the registrant had a total equity market capitalization of $1,038,185,039 as of February 26, 2019 (based on the closing sales price of $15.42 on the New York Stock Exchange on such date).

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2018.

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	our failure to develop the properties in our development pipeline successfully, on the anticipated timelines, or at the anticipated costs;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of, or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	the inability of one or more mezzanine loan borrowers to repay mezzanine loans in accordance with their contractual terms;

•	difficulties in identifying or completing development, acquisition, or disposition opportunities;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate services segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	our inability to extend the maturity of or refinance existing debt or comply with the financial covenants in the agreements that govern our existing debt;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

ii

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	potential negative impacts from the recent changes to the U.S. tax laws.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events, or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. We caution investors not to place undue reliance on these forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance, or transactions, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

iii

PART I

Item 1.	Business.

Our Company

References to “we,” “our,” “us,” and “our company” refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership (the “Operating Partnership”), of which we are the sole general partner.

We are a full-service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. In addition to the ownership of our operating property portfolio, we develop and build properties for our own account and through joint ventures between us and unaffiliated partners and also invest in development projects through mezzanine lending arrangements. We also provide general contracting services to third parties. Our construction and development experience includes mid- and high-rise office buildings, retail strip malls and retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution, and manufacturing facilities, educational, medical and special purpose facilities, government projects, parking garages, and mixed-use town centers. Our third-party construction contracts have included signature properties across the Mid-Atlantic region, such as the Inner Harbor East development in Baltimore, Maryland, including the Four Seasons Hotel and Legg Mason office tower, the Mandarin Oriental Hotel in Washington, D.C., and a $50.0 million proton therapy institute for Hampton University in Hampton, Virginia. Our construction company historically has been ranked among the “Top 400 General Contractors” nationwide by Engineering News Record and has been ranked among the “Top 50 Retail Contractors” by Shopping Center World.

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2018, we owned, through a combination of direct and indirect interests, 74.5% of the units of limited partnership interest in our Operating Partnership (“OP Units”).

2018 Highlights

The following highlights our results of operations and significant transactions for the year ended December 31, 2018:

•	Net income of $23.5 million, or $0.36 per diluted share, compared to $29.9 million, or $0.50 per diluted share, for the year ended December 31, 2017.

•	Funds from operations (“FFO”) of $64.3 million, or $0.99 per diluted share, compared to $59.7 million, or $0.99 per diluted share, for the year ended December 31, 2017.

•	Normalized FFO of $66.5 million, or $1.03 per diluted share, compared to $59.3 million, or $0.99 per diluted share, for the year ended December 31, 2017.

•	Property segment net operating income (“NOI”) of $78.4 million compared to $72.8 million for the year ended December 31, 2017:

•	Office NOI of $12.8 million compared to $11.9 million

•	Retail NOI of $50.3 million compared to $46.7 million

•	Multifamily NOI of $15.3 million compared to $14.2 million

•	Same store NOI of $59.0 million compared to $58.5 million for the year ended December 31, 2017:

•	Office same store NOI of $8.6 million compared to $8.4 million

•	Retail same store NOI of $43.5 million compared to $43.5 million

•	Multifamily same store NOI of $6.9 million compared to $6.6 million

•	Stabilized portfolio occupancy by segment, as of December 31, 2018 compared to December 31, 2017:

•	Office occupancy at 93.3% compared to 89.9%

•	Retail occupancy at 96.2% compared to 96.5%

•	Multifamily occupancy at 97.3% compared to 92.9%

•	Completed the sale of the new build-to-suit distribution facility in Richmond, Virginia for $25.9 million, resulting in a gain of $3.4 million.

•	Sold our at-cost purchase option to the developer of The Residences at Annapolis Junction for $5.0 million and received $11.1 million as partial repayment on the Company’s outstanding mezzanine loan.

•	Added $192.9 million in new contracts to third-party construction backlog.

•	Raised $66.5 million of gross proceeds through our at-the-market equity offering program at an average price of $14.39 per share.

•
Began a new development project at Wills Wharf, a site in the Harbor Point area of Baltimore, Maryland. We plan to develop a 325,000 square foot mixed-use building with an estimated development cost of $119 million.

•
Closed on our initial investment in the office, retail, and apartment components of The Interlock, a new mixed-use development in West Midtown Atlanta. The Company has agreed to invest up to $65 million of principal through a mezzanine loan on the commercial office and retail portions of the project as well as another $23 million of principal through a mezzanine loan on the multifamily apartment component of the project. In addition to providing development services, the Company will also serve as the general contractor for the majority of the project.

•
Closed on our investment in Nexton Square, a new open-air lifestyle center under construction in Summerville, South Carolina. The Company has agreed to invest approximately $15 million of principal through a mezzanine loan as well as provide construction management and development services to the project. The Company also holds an option to purchase the project upon completion.

•	Completed the acquisitions of:

•	Indian Lakes Crossing, a Harris Teeter-anchored center in Virginia Beach, Virginia

•	Parkway Centre, a Publix-anchored center in Moultrie, Georgia

•	Lexington Square, a new Lowes Foods-anchored retail center near Columbia, South Carolina.

•	Completed the disposition of the Wawa parcel at Indian Lakes Crossing.

•	Declared cash dividends of $0.80 per share compared to $0.76 per share for the year ended December 31, 2017.

For definitions and discussion of FFO, Normalized FFO, NOI, and same store NOI, see the sections below entitled “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Competitive Strengths

We believe that we distinguish ourselves from other REITs through the following competitive strengths:

•
High-Quality, Diversified Portfolio. Our portfolio consists of institutional-grade, premier office, retail, and multifamily properties located primarily in Virginia, Maryland, North Carolina, South Carolina, and Georgia. Our properties are generally in the top tier of commercial properties in their markets and offer Class-A amenities and finishes.

•
Seasoned, Committed and Aligned Senior Management Team with a Proven Track Record. Our senior management team has extensive experience developing, constructing, owning, operating, renovating, and financing institutional-grade office, retail, multifamily, and hotel properties in the Mid-Atlantic and Southeastern regions. As of December 31, 2018, our named executive officers and directors collectively owned approximately 15% of our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

•
Strategic Focus on Attractive Mid-Atlantic and Southeastern Markets. We focus our activities in our target markets in the Mid-Atlantic and Southeastern regions of the United States that demonstrate attractive fundamentals driven by favorable supply and demand characteristics and limited competition from other large, well-capitalized operators. We believe that our longstanding presence in our target markets provides us with significant advantages in sourcing and executing development opportunities, identifying and mitigating potential risks, and negotiating attractive pricing.

•
Extensive Experience with Construction and Development. Our platform consists of development, construction, and asset management capabilities, which comprise an integrated delivery system for every project that we build for our own account or for third-party clients. This integrated approach provides a single source of accountability for design and construction, simplifies coordination and communication among the relevant stakeholders in each project and provides us valuable insight from an operational perspective. We believe that being regularly engaged in construction and development projects provides us significant and distinct advantages, including enhanced market intelligence, greater insight into best practices, enhanced operating leverage, and “first look” access to development and ownership opportunities in our target markets. We also use mezzanine lending arrangements, which may enable us to acquire completed development projects at prices that are below market or at cost and may enable us to realize greater profit in the development process.

•
Longstanding Public and Private Relationships. We have extensive experience with public/private real estate development projects dating back to 1984, having worked with the Commonwealth of Virginia, the State of Georgia, and the Kingdom of Sweden, as well as various municipalities. Through our experience and longstanding relationships with governmental entities such as these, we have learned to successfully navigate the often complex and time-consuming government approval process, which has given us the ability to capture opportunities that we believe many of our competitors are unable to pursue.

Our Business and Growth Strategies

Our primary business objectives are to: (i) continue to develop, build and own institutional-grade office, retail, and multifamily properties in our target markets, (ii) finance and operate our portfolio in a manner that increases cash flow and property values, (iii) execute new third-party construction work with consistent operating margins, and (iv) pursue selective acquisition opportunities, particularly when the acquisition involves a significant redevelopment aspect. We will seek to achieve our objectives through the following strategies:

•
Pursue a Disciplined, Opportunistic Development and Acquisition Strategy Focused on Office, Retail, and Multifamily Properties. We intend to continue to grow our asset base through continued strategic development of office, retail, and multifamily properties, and the selective acquisition of high-quality properties that are well-located in their submarkets. Furthermore, we believe our construction and development expertise provides a high level of quality control while ensuring that the projects we construct and develop are completed more quickly and at a lower cost than if we engaged a third-party general contractor.

•
Pursue New, and Expand Existing, Public/Private Relationships. We intend to continue to leverage our extensive experience in completing large, complex, mixed-use, public/private projects to establish relationships with new public partners while expanding our relationships with existing public partners.

•
Leverage our Construction and Development Platform to Attract Additional Third-Party Clients. We believe that we have a unique advantage over many of our competitors due to our integrated construction and development business that provides expertise, oversight, and a broad array of client-focused services. We intend to continue to conduct and grow our construction business and other third-party services by pursuing new clients and expanding our relationships with existing clients. We also intend to continue to use our mezzanine lending program to leverage our development and construction expertise in serving clients.

•
Engage in Disciplined Capital Recycling. We intend to opportunistically divest properties when we believe returns have been maximized and to redeploy the capital into new development, acquisition, repositioning, or redevelopment projects that are expected to generate higher potential risk-adjusted returns.

Our Properties

The following table sets forth certain information regarding our stabilized portfolio as of December 31, 2018. We generally consider a property to be stabilized when it reaches 80% occupancy or thirteen quarters after the property receives its certificate of occupancy:

			Ownership	Net Rentable			ABR per
Property	Location	Year Built	Interest	Square Feet(1)	Occupancy(2)	ABR(3)	Leased SF(3)
Retail Properties
249 Central Park Retail(4)	Virginia Beach, VA	2004	100%	92,710	97.9%	$2,597,881	$28.63
Alexander Pointe	Salisbury, NC	1997	100%	57,710	95.1%	636,019	11.58
Bermuda Crossroads(6)	Chester, VA	2001	100%	122,566	98.4%	1,713,928	14.22
Broad Creek Shopping Center(6)(11)	Norfolk, VA	1997/2001	100%	121,504	95.5%	2,046,360	17.63
Broadmoor Plaza	South Bend, IN	1980	100%	115,059	96.5%	1,356,291	12.21
Columbus Village(6)	Virginia Beach, VA	1980/2013	100%	62,362	100.0%	1,422,244	22.81
Columbus Village II	Virginia Beach, VA	1995/1996	100%	92,061	96.7%	1,595,334	17.92
Commerce Street Retail(5)	Virginia Beach, VA	2008	100%	19,173	100.0%	863,799	45.05
Courthouse 7-Eleven	Virginia Beach, VA	2011	100%	3,177	100.0%	139,311	43.85
Dick’s at Town Center	Virginia Beach, VA	2002	100%	103,335	100.0%	1,251,255	12.11
Dimmock Square	Colonial Heights, VA	1998	100%	106,166	97.2%	1,768,353	17.14
Fountain Plaza Retail	Virginia Beach, VA	2004	100%	35,961	100.0%	1,019,584	28.35
Gainsborough Square	Chesapeake, VA	1999	100%	88,862	92.5%	1,261,426	15.35
Greentree Shopping Center	Chesapeake, VA	2014	100%	15,719	83.7%	266,752	20.28
Hanbury Village(6)	Chesapeake, VA	2006/2009	100%	116,635	98.6%	2,486,153	21.61
Harper Hill Commons(6)	Winston-Salem, NC	2004	100%	96,914	85.4%	942,167	11.38
Harrisonburg Regal	Harrisonburg, VA	1999	100%	49,000	100.0%	683,550	13.95
Indian Lakes Crossing	Virginia Beach, VA	2008	100%	64,973	95.0%	839,174	13.60
Lexington Square	Lexington, SC	2017	100%	85,531	93.3%	1,698,782	21.29
Lightfoot Marketplace(6)(7)	Williamsburg, VA	2016	70%	124,735	85.6%	1,819,389	17.03
North Hampton Market	Taylors, SC	2004	100%	114,935	100.0%	1,473,083	12.82
North Point Center(6)	Durham, NC	1998/2009	100%	494,746	100.0%	3,812,818	7.71
Oakland Marketplace(6)	Oakland, TN	2004	100%	64,538	100.0%	475,387	7.37
Parkway Centre	Moultrie, GA	2017	100%	61,200	98.0%	809,016	13.48
Parkway Marketplace	Virginia Beach, VA	1998	100%	37,804	100.0%	770,911	20.39
Patterson Place	Durham, NC	2004	100%	160,942	94.6%	2,384,886	15.67
Perry Hall Marketplace	Perry Hall, MD	2001	100%	74,256	100.0%	1,261,436	16.99
Providence Plaza	Charlotte, NC	2007/2008	100%	103,118	97.5%	2,699,780	26.86
Renaissance Square	Davidson, NC	2008	100%	80,467	88.0%	1,220,638	17.23
Sandbridge Commons(6)	Virginia Beach, VA	2015	100%	69,417	100.0%	915,773	13.74
Socastee Commons	Myrtle Beach, SC	2000/2014	100%	57,273	96.7%	630,451	11.39
Southgate Square	Colonial Heights, VA	1991/2016	100%	220,131	89.7%	2,699,553	13.68
Southshore Shops	Midlothian, VA	2006	100%	40,333	93.2%	768,665	20.44
South Retail	Virginia Beach, VA	2002	100%	38,515	100.0%	967,788	25.13
South Square(6)	Durham, NC	1977/2005	100%	109,590	95.3%	1,790,877	17.14
Stone House Square(6)	Hagerstown, MD	2008	100%	112,274	93.1%	1,787,198	17.10
Studio 56 Retail	Virginia Beach, VA	2007	100%	11,594	84.8%	419,296	42.65
Tyre Neck Harris Teeter(6)(11)	Portsmouth, VA	2011	100%	48,859	100.0%	533,052	10.91
Wendover Village	Greensboro, NC	2004	100%	171,653	99.1%	3,154,273	18.54
Total / Weighted Average				3,645,798	96.2%	$54,982,633	$15.68

			Ownership	Net Rentable			ABR per
	Location	Year Built	Interest	Square Feet(1)	Occupancy(2)	ABR(3)	Leased SF(3)
Office Properties
4525 Main Street	Virginia Beach, VA	2014	100%	234,938	96.0%	$6,434,782	$28.53
Armada Hoffler Tower(4)(5)	Virginia Beach, VA	2002	100%	324,247	91.4%	8,606,013	29.05
One Columbus(5)	Virginia Beach, VA	1984	100%	128,876	92.2%	2,934,268	24.68
Two Columbus	Virginia Beach, VA	2009	100%	108,448	94.2%	2,672,688	26.17
Total / Weighted Average				796,509	93.3%	$20,647,751	$27.80

			Ownership				Monthly Rent per
	Location	Year Built	Interest	Units	Occupancy(2)	ABR(8)	Occupied Unit/Bed(9)
Multifamily Properties
Encore Apartments	Virginia Beach, VA	2014	100%	286	94.4%	$4,221,756	$1,303.01
Johns Hopkins Village(10)(11)	Baltimore, MD	2016	100%	157	99.8%	7,665,480	1,126.61
Liberty Apartments(10)	Newport News, VA	2013	100%	197	96.2%	2,388,808	1,050.41
Smith’s Landing(11)	Blacksburg, VA	2009	100%	284	99.6%	4,056,060	1,194.36
The Cosmopolitan(10)(12)	Virginia Beach, VA	2006	100%	306	92.5%	5,520,375	1,625.55
Total / Weighted Average				1,230	97.3%	$23,852,479	$1,290.34
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

(2)
Occupancy for each of our office and retail properties is calculated as (a) square footage under executed leases as of December 31, 2018 divided by (b) net rentable square feet, expressed as a percentage. Occupancy for our multifamily properties is calculated as (a) total units occupied as of December 31, 2018 divided by (b) total units available, expressed as a percentage.

(3)
For the properties in our office and retail portfolios, annualized base rent ("ABR") is calculated by multiplying (a) monthly base rent (defined as cash base rent, before contractual tenant concessions and abatements, and excluding tenant reimbursements for expenses paid by us) as of December 31, 2018 for in-place leases as of such date by (b) 12, and does not give effect to periodic contractual rent increases or contingent rental revenue (e.g., percentage rent based on tenant sales thresholds). ABR per leased square foot is calculated by dividing (a) ABR by (b) square footage under in-place leases as of December 31, 2018. In the case of triple net or modified gross leases, our calculation of ABR does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.

(4)
As of December 31, 2018, we occupied 41,103 square feet at these two properties at an ABR of $1.3 million, or $31.21 per leased square foot, which amounts are reflected in this table. The rent paid by us is eliminated in accordance with U.S. generally accepted accounting principles ("GAAP").

(5)	Includes ABR pursuant to a rooftop lease.

(6)	Net rentable square feet at certain of our retail properties includes pad sites leased pursuant to the ground leases in the table below:

		Square Footage
	Number of	Leased Pursuant to
Properties Subject to Ground Lease	Ground Leases	Ground Leases	ABR
Bermuda Crossroads	2	11,000	$179,685
Broad Creek Shopping Center	6	23,825	639,988
Columbus Village	1	3,403	200,000
Hanbury Village	2	55,586	1,082,118
Harper Hill Commons	1	41,520	373,680
Indian Lakes Crossing	1	50,311	592,385
Lightfoot Marketplace	3	60,442	660,375
North Point Center	4	280,556	1,139,610
Oakland Marketplace	1	45,000	186,300
Sandbridge Commons	1	53,288	583,000
South Square	1	1,778	60,000
Stone House Square	1	3,650	181,500
Tyre Neck Harris Teeter	1	48,859	533,052
Total / Weighted Average	25	679,218	$6,411,693

(7)	We are entitled to a preferred return of 8% and 9% on our investment in Brooks Crossing and Lightfoot Marketplace, respectively.

(8)	For the properties in our multifamily portfolio, ABR is calculated by multiplying (a) base rental payments for the month ended December 31, 2018 by (b) 12.

(9)
Monthly rent per occupied unit/bed is calculated by dividing total base rental payments for the month ended December 31, 2018 by the number of occupied units (or, in the case of Johns Hopkins Village, occupied beds of the 568 total beds) as of December 31, 2018.

(10)	The ABR for Liberty, Cosmopolitan, and John Hopkins Village excludes $0.3 million, $0.7 million, and $1.2 million from ground floor retail leases, respectively.

(11)	We lease the land underlying this property pursuant to a ground lease.

(12)	Excludes 36 units offline for redevelopment.

Lease Expirations

The following tables summarize the scheduled expirations of leases in our office and retail operating property portfolios as of December 31, 2018. The information in the following tables does not assume the exercise of any renewal options.

Office Lease Expirations

		Square			% of Office
	Number of	Footage of	% Portfolio		Portfolio	Annualized Base
	Leases	Leases	Net Rentable	Annualized	Annualized	Rent per Leased
Year of Lease Expiration	Expiring	Expiring	Square Feet	Base Rent	Base Rent	Square Foot
Available	—	53,704	6.7%	$—	—%	$—
Month-to-Month	3	633	0.1%	20,400	0.1%	32.23
2019	16	75,516	9.5%	1,942,629	9.4%	25.72
2020	7	26,537	3.3%	765,538	3.7%	28.85
2021	8	46,798	5.9%	1,339,418	6.5%	28.62
2022	9	73,394	9.2%	2,083,571	10.1%	28.39
2023	11	63,441	8.0%	1,816,072	8.8%	28.63
2024	7	102,931	12.9%	2,796,210	13.5%	27.17
2025	7	70,062	8.8%	1,931,218	9.4%	27.56
2026	3	15,140	1.9%	331,665	1.6%	21.91
2027	3	49,081	6.2%	1,416,099	6.9%	28.85
2028	4	56,844	7.1%	1,512,745	7.3%	26.61
2029	2	86,759	10.9%	2,646,518	12.8%	30.50
Thereafter	2	75,669	9.5%	2,045,668	9.9%	27.03
Total / Weighted Average	82	796,509	100.0%	$20,647,751	100.0%	$27.80

Retail Lease Expirations

		Square			% of Retail
	Number of	Footage of	% Portfolio		Portfolio	Annualized Base
	Leases	Leases	Net Rentable	Annualized	Annualized	Rent per Leased
Year of Lease Expiration	Expiring	Expiring	Square Feet	Base Rent	Base Rent	Square Foot
Available	—	159,923	4.3%	$—	—%	$—
Month-to-Month	2	2,600	0.1%	48,470	0.1%	18.64
2019	64	287,943	7.8%	4,922,077	8.8%	17.09
2020	77	589,349	15.9%	8,321,449	14.9%	14.12
2021	67	301,451	8.1%	5,439,595	9.8%	18.04
2022	59	422,280	11.4%	7,003,826	12.6%	16.59
2023	59	432,951	11.7%	6,632,066	11.9%	15.32
2024	39	305,397	8.2%	4,862,548	8.7%	15.92
2025	21	236,602	6.4%	2,666,200	4.8%	11.27
2026	20	169,355	4.6%	2,934,654	5.3%	17.33
2027	18	118,786	3.2%	2,544,828	4.6%	21.42
2028	25	270,005	7.3%	3,973,549	7.1%	14.72
2029	9	48,665	1.3%	1,042,083	1.9%	21.41
Thereafter	17	357,426	9.7%	5,289,383	9.5%	14.80
Total / Weighted Average	477	3,702,733	100.0%	$55,680,728	100.0%	$15.72

Tenant Diversification

The following tables list the 10 largest tenants in each of our office and retail operating property portfolios, based on annualized base rent as of December 31, 2018 ($ in thousands):

		% of	% of
		Office	Total
		Portfolio	Portfolio
	Annualized	Annualized	Annualized
Office Tenant	Base Rent	Base Rent	Base Rent
Clark Nexsen	$2,588	12.5%	2.5%
Mythics	1,164	5.6%	1.1%
Hampton University	1,063	5.1%	1.0%
Pender & Coward	882	4.3%	0.9%
Kimley-Horn	876	4.2%	0.8%
Troutman Sanders	855	4.1%	0.8%
The Art Institute	852	4.1%	0.8%
City of Virginia Beach Development Authority	744	3.6%	0.7%
Cherry Bekaert	718	3.5%	0.7%
Williams Mullen	655	3.2%	0.6%
Top 10 Total	$10,397	50.2%	9.9%

		% of	% of
		Retail	Total
		Portfolio	Portfolio
	Annualized	Annualized	Annualized
Retail Tenant	Base Rent	Base Rent	Base Rent
Kroger/Harris Teeter	$6,188	11.1%	6.0%
Regal Cinemas	1,679	3.0%	1.6%
Bed, Bath, & Beyond	1,677	3.0%	1.6%
PetSmart	1,438	2.6%	1.4%
Food Lion	1,291	2.3%	1.3%
Lowes Foods	930	1.7%	0.9%
Dick's Sporting Goods	840	1.5%	0.8%
Weis Markets	802	1.4%	0.8%
Ross Dress for Less	762	1.4%	0.7%
Petco	743	1.3%	0.7%
Top 10 Total	$16,350	29.3%	15.8%

Development Pipeline

In addition to the properties in our operating property portfolio as of December 31, 2018, we had the following properties in various stages of development and stabilization. We generally consider a property to be stabilized when it reaches 80% occupancy or thirteen quarters after the property receives its certificate of occupancy.

Development, Not Delivered			($ in '000s)		Schedule(1)
							Stabilized
		Estimated	Estimated	Incurred		Initial	Operation	AHH
Property	Location	Size(1)	Cost(1)	Cost	Start	Occupancy	(2)	Ownership %	Property Type
Summit Place (Meeting Street)	Charleston, SC	114 units	$53,000	$35,000	3Q17	3Q19	3Q19	90%	Multifamily
Hoffler Place (King Street)	Charleston, SC	74 units	48,000	34,500	3Q17	3Q19	3Q19	93%	Multifamily
Market at Mill Creek	Mt. Pleasant, SC	73,000 sf	23,000	19,500	1Q18	1Q19	2Q19	70% (3)	Retail
Brooks Crossing - Office	Newport News, VA	100,000 sf	20,000	15,000	1Q18	2Q19	3Q19	65% (3)	Office
Wills Wharf	Baltimore, MD	325,000 sf	119,000	20,000	3Q18	1Q20	3Q20	100%	Office
Total Development, Pending Delivery			$263,000	$124,000

Development, Delivered Not Stabilized			($ in '000s)		Schedule
							Stabilized
		Estimated	Estimated	Incurred		Initial	Operation	AHH
Property	Location	Size(1)	Cost(1)	Cost	Start	Occupancy	(1)(2)	Ownership %	Property Type
Brooks Crossing - Retail	Newport News, VA	18,000 sf	$3,000	$3,000	3Q15	3Q16	4Q19	65% (3)	Retail
Greenside (Harding Place)	Charlotte, NC	225 units	50,000	50,000	3Q16	3Q18	4Q19	80% (3)	Multifamily
Premier Apartments (Town Center Phase VI)	Virginia Beach, VA	131 units	30,000	29,000	4Q16	3Q18	3Q19	100%	Multifamily
Premier Retail (Town Center Phase VI)	Virginia Beach, VA	39,000 sf	15,000	12,000	4Q16	3Q18	1Q20	100%	Retail
Lightfoot Outparcel	Williamsburg, VA	NA	4,000	4,000	1Q18	3Q18	1Q19	70% (3)	Retail
Total Development, Delivered Not Stabilized			102,000	98,000
Total			$365,000	$222,000
________________________________________

(1)	Represents estimates that may change as the development/stabilization process proceeds.

(2)
Estimated first full quarter of stabilized operations. Estimates are inherently uncertain, and we can provide no assurance that our assumptions regarding the timing of stabilization will prove accurate.

(3)	We are entitled to a preferred return on our equity prior to any distributions to minority partners.

Our execution on all of the projects identified in the preceding tables are subject to, among other factors, regulatory approvals, financing availability, and suitable market conditions.

Lightfoot outparcel is the outparcel phase of our Harris Teeter-anchored shopping center in Williamsburg, Virginia. This phase includes four outparcels. As of December 31, 2018, this phase of the project was 100% leased.

Summit Place (also known as Meeting Street) is a $53.0 million student housing property being developed in Charleston, South Carolina with expected delivery in 2019.

Hoffler Place (also known as King Street) is a $48.0 million student housing property being developed in Charleston, South Carolina with expected delivery in 2019.

Market at Mill Creek is a $23.0 million Lowes-Foods-anchored shopping center being developed in Mount Pleasant, South Carolina with expected delivery in 2019.

Brooks Crossing is our public-private partnership with the City of Newport News, Virginia designed to revitalize the east end of the city. The project includes 18,000 square feet of retail space and is leased by various small retailers. As of December 31, 2018, the retail component was approximately 66% leased. The project also includes an office component, which is a 100,000 square foot office building anchored by Newport News Shipbuilding, a division of Huntington Ingalls Industries (NYSE:HII). As of December 31, 2018, the office building was 100% leased.

Wills Wharf is a mixed-use development project in the Harbor Point area of Baltimore, Maryland. The project will consist primarily of office space anchored by WeWork and will also include a lease to the operator of a Canopy by Hilton hotel with expected delivery in 2020.

Greenside (also known as Harding Place) is a $50.0 million Class A multifamily property in Midtown Charlotte, North Carolina. As of December 31, 2018, the property was approximately 39% leased.

Premier (Town Center Phase VI) is the next phase of development in the Town Center of Virginia Beach, our ongoing public-private partnership with the City of Virginia Beach. Premier is a $45.0 million mixed-use project that includes 39,000 square feet of retail space, which is 75% leased as of December 31, 2018, and 131 luxury apartments, which are 65% leased as of December 31, 2018.

Other Investments

1405 Point

On October 15, 2015, we entered into a note receivable with a maximum principal balance of $28.2 million for the 1405 Point project in the Harbor Point area of Baltimore, Maryland (also known as Point Street Apartments). On November 11, 2018, this loan was modified to increase the maximum principal amount of the loan to $31.0 million. Interest on this loan accrues at a rate of 8.0% per annum. 1405 Point is a development project for a 17-story building comprised of 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged us to serve as construction general contractor. 1405 Point opened during the first quarter of 2018 and is subject to a ground lease from an affiliate of BDG.

BDG secured a senior construction loan of up to $67.0 million to fund the development and construction of 1405 Point on November 10, 2016. We have agreed to guarantee $25.0 million of the senior construction loan. We have options to purchase up to a 100% interest in 1405 Point upon completion of the project as follows: (i) an option to purchase a 79% indirect interest in Point Street Apartments for $27.6 million, exercisable within one year from the project’s completion (the “First Option”) and (ii) provided that we have exercised the First Option, an option to purchase an additional 21% interest in Point Street Apartments prior to July 31, 2020 (the “Second Option”) in exchange for increased payments under the ground lease. The BDG mezzanine loan matures on the earliest of (i) November 1, 2019, which may be extended by BDG under a one-year extension option, (ii) the maturity date or earlier termination of the senior construction loan, or (iii) the date we exercise the Second Option.

We plan to exercise the First Option during the first quarter of 2019. We currently have a $2.1 million letter of credit for the guarantee of the senior construction loan.

As of December 31, 2018, the balance of the BDG loan was $30.2 million, and for the year ended December 31, 2018, we recognized $2.1 million of interest income on the BDG loan. See Note 6 to the accompanying consolidated financial statements.

One City Center

On February 25, 2016, we announced our joint venture with Austin Lawrence Partners to develop and construct One City Center in Durham, North Carolina. One City Center is a 22-story mixed-use project that includes 130,000 square feet of office space, anchored by a 55,000 square foot lease with Duke University and a 62,000 square foot lease with WeWork, along with 22,000 square feet of street-level retail space and 139 residential units. We are a minority partner in the joint venture and serve as the project's general contractor, with rights to the operating cash flow of the office and retail portions of the project. The project at One City Center is an unconsolidated joint venture. We have agreed to guarantee the commercial component of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center. Our equity investment in the joint venture as of December 31, 2018 is approximately $21.3 million. The project is substantially complete and is in lease-up. During the first quarter of 2019, we plan to acquire the office and retail portions of the project in exchange for our minority partnership interest in the joint venture.

The Residences at Annapolis Junction

On April 21, 2016, we entered into a note receivable with a maximum principal balance of $48.1 million in the residential component of the Annapolis Junction Town Center project in Maryland (“Annapolis Junction”). Annapolis Junction is an apartment development project with 416 residential units. It is part of a mixed-use development project that is also planned to have 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and engaged us to serve as construction general contractor for the residential component. Annapolis Junction opened during 2017 and 2018 and is currently in lease-up.

Interest on the AJAO loan accrues at 10.0% per annum. On November 16, 2018, AJAO refinanced the senior construction loan with a one year senior loan of $83.0 million, which matures on November 16, 2019. This senior loan may be extended for one additional year if certain minimum debt yields and minimum debt service coverage ratios are met by AJAO. We have agreed to guarantee $8.3 million of the senior loan, and the AJAO loan will mature concurrent with the new senior loan. In conjunction with this refinancing, we sold the First Option and Second Option to AJAO for a price of $5.0 million, which is being recognized as interest income over the remaining term of the loan. Additionally, AJAO repaid $11.1 million of the outstanding mezzanine loan balance as part of this refinancing.

The balance on the Annapolis Junction note was $36.4 million as of December 31, 2018. During the year ended December 31, 2018, we recognized $4.9 million of interest income on the note, which includes amortization of the option sale. See Note 6 to the accompanying consolidated financial statements.

North Decatur Square

On May 15, 2017, we invested in the development of an estimated $34.0 million Whole Foods-anchored center located in Decatur, Georgia. The Company's investment is in the form of a mezzanine loan of up to $21.8 million to the developer, North Decatur Square Holdings, LLC ("NDSH"). Interest on the loan bears interest at a rate of 15.0% per annum. The note matures on the earliest of (i) May 15, 2022, (ii) the maturity of the senior construction loan, (iii) the sale of NDSH, or (iv) the sale of the center. During 2018, this loan was modified to increase the maximum amount of the loan to $29.7 million due to an increase in the scope of the project.

The balance on the North Decatur Square note was $18.5 million as of December 31, 2018. During the year ended December 31, 2018, we recognized $2.2 million of interest income on the note. See Note 6 to the accompanying consolidated financial statements.

Delray Plaza

On October 27, 2017, we invested in the development of an estimated $20.0 million Whole Foods-anchored center located in Delray Beach, Florida. The Company's investment is in the form of a mezzanine loan of up to $13.1 million to the developer, Delray Plaza Holdings, LLC. On January 8, 2019, this loan was modified to increase the maximum amount of the loan to $15.0 million. The mezzanine loan bears interest at a rate 15.0% per annum. The note matures on the earliest of (i) October 27, 2020, (ii) the date of any sale or refinance of the development project, or (iii) the disposition or change in control of the development project. The balance on the Delray Plaza note was $7.0 million as of December 31, 2018. During the year ended December 31, 2018, we recognized $0.9 million of interest income on the note. See Note 6 to the accompanying consolidated financial statements.

Nexton Square

On December 4, 2018, we entered into a mezzanine loan agreement with the developer of Nexton Square, a shopping center development project located in Summerville, South Carolina, which has a maximum capacity of $21.0 million. This loan bears interest at a rate of 15.0% per annum (which will decrease to 10.0% upon completion of certain portions of the project) and matures on the earliest of (i) December 4, 2020, (ii) the maturity date of the senior construction loan, including any extension options available and exercised under that loan, or (iii) the date of any sale, transfer, or refinancing of the project.

We agreed to guarantee 50% of the senior construction loan in exchange for the option to purchase the property upon completion according to a predetermined formula primarily dependent upon the developer's leasing activities and the extent to which the developer elects to complete all or a portion of the total planned space, if applicable, in response to leasing activities.

The balance on the Nexton Square loan was $14.9 million as of December 31, 2018. During the year ended December 31, 2018, we recognized $0.2 million of interest income on the loan. See Note 6 to the accompanying consolidated financial statements.

On February 8, 2019, the developer closed on a senior construction loan with a maximum borrowing capacity of $25.2 million and paid down $2.1 million of the mezzanine loan.

Interlock Commercial

On December 21, 2018, we entered into a mezzanine loan agreement with the developer of the office and retail components of The Interlock, a new mixed-use public-private partnership with Georgia Tech in West Midtown Atlanta. The loan has a maximum principal amount of $67.0 million and a total maximum commitment, including accrued interest reserves, of $95.0 million. The mezzanine loan bears interest at a rate of 15.0% per annum and matures on the earlier of (i) 24 months after the original maturity date or earlier termination date of the senior construction loan or (ii) any sale, transfer, or refinancing of the project. In the event that the maturity date is established as being 24 months after the original maturity date or earlier termination date of the senior construction loan, the developer will have the right to extend the maturity date for 5 years.

We have agreed to guarantee payment of 35% of the senior construction loan. The borrower has not obtained a construction loan as of December 31, 2018.

The balance on the Interlock Commercial note was $18.3 million as of December 31, 2018. During the year ended December 31, 2018, we recognized $0.2 million of interest income on the note. See Note 6 to the accompanying consolidated financial statements.

Solis Apartments at Interlock

On December 21, 2018, we entered into a mezzanine loan agreement with the developer of Solis Apartments at Interlock, which is the apartment component of The Interlock in West Midtown Atlanta. The mezzanine loan has a a maximum principal commitment of $25.2 million and a total maximum commitment, including accrued interest reserves, of $41.1 million. The mezzanine loan bears interest at a rate of 13.0% per annum and matures on the earlier of (a) the later of (i) December 21, 2021 or (ii) the maturity date or earlier termination date of the senior construction loan, including any extensions of the senior construction loan, or (b) the date of any sale of the project or refinance of the loan.

The balance on the Solis Apartments at Interlock note was $13.8 million as of December 31, 2018. During the year ended December 31, 2018, we recognized $0.1 million of interest income on the note. See Note 6 to the accompanying consolidated financial statements.

Acquisitions and Dispositions

On November 30, 2017, we entered into a lease agreement with Bottling Group, LLC for a new distribution facility that we developed and constructed. On January 29, 2018, we acquired undeveloped land in Chesterfield, Virginia, a portion of which serves as the site for this facility, for a contract price of $2.4 million plus capitalized acquisition costs of $0.1 million. On December 20, 2018, we sold the completed facility for $25.9 million, resulting in a gain of $3.4 million.

On January 9, 2018, we acquired Indian Lakes Crossing, a Harris Teeter-anchored shopping center in Virginia Beach, Virginia, for a contract price of $14.7 million plus capitalized acquisition costs of $0.2 million.

On January 18, 2018, we entered into an operating agreement with a partner to develop a Lowes Foods-anchored shopping center in Mount Pleasant, South Carolina. We have a 70% ownership interest in the partnership. The partnership, Market at Mill Creek Partners, LLC, acquired undeveloped land on February 16, 2018 for a contract price of $2.9 million plus capitalized acquisition costs of $0.1 million. As of December 31, 2018, the book value of our investment in the project totaled $21.1 million.

On January 29, 2018, we acquired Parkway Centre, a newly developed Publix-anchored shopping center in Moultrie, Georgia, for total consideration of $11.3 million (comprising $9.6 million in cash and $1.7 million in the form of Class A units of limited partnership interest in the Operating Partnership ("Class A Units") plus capitalized acquisition costs of $0.3 million.

On April 2, 2018, we acquired undeveloped land in Newport News, Virginia for less than $0.1 million. This land parcel is being used in the development of the Brooks Crossing Office property.

On May 24, 2018, we completed the sale of the Wawa outparcel at Indian Lakes Crossing for a contract price of $4.4 million. There was no gain or loss on the disposition.

On July 2, 2018, we executed a ground lease for the site of a new mixed-use development project at Wills Wharf, a site in the Harbor Point area of Baltimore, Maryland. The lease has an initial term of five years and includes ten extension options of seven years each.

On August 28, 2018, we acquired Lexington Square, a newly developed Lowes Foods-anchored shopping center in Lexington, South Carolina, for a purchase price of $26.8 million, consisting of cash consideration of $24.2 million and $2.6 million of additional consideration in the form of Class A Units issuable in increments to the seller upon the fulfillment of certain occupancy thresholds within the first 18 months of our ownership. No Class A Units have been issued as of December 31, 2018 for this acquisition. As part of this transaction, we also capitalized acquisition costs of $0.4 million.

On December 31, 2018, we sold the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center for $2.4 million, resulting in a gain on sale of $0.8 million.

Subsequent to December 31, 2018

On February 6, 2019, we acquired an additional outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $2.7 million.

Tax Status

We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. Our continued qualification as a REIT will depend upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels, and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operation will enable us to maintain the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. In addition, we have elected to treat AHP Holding, Inc., which, through its wholly-owned subsidiaries, operate our construction, development, and third-party asset management businesses, as a taxable REIT subsidiary (“TRS”).

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

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption, and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy in addition to other coverage that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage, and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, such as those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all but two of the properties in our portfolio as of December 31, 2018 were located in Virginia, Maryland, North Carolina, South Carolina, and Georgia, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism, or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

Regulation

General

Our properties are subject to various covenants, laws, ordinances, and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of the properties in our portfolio has the necessary permits and approvals to operate its business.

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

Environmental Matters

Under various federal, state, and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste, or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial, and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and personal or property damage or materially adversely affect our ability to sell, lease, or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

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

Environmental laws also govern the presence, maintenance, and removal of asbestos-containing building materials, or ACBM, and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability. Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, the presence of ACBM in our properties may expose us to third-party liability (e.g. liability for personal injury associated with exposure to asbestos). We are not presently aware of any material adverse issues at our properties including ACBM.

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

In addition, the properties in our portfolio also are subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants may handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. Our leases sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities. However, in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations. In addition, we may be held directly liable for any such damages or claims regardless of whether we knew of, or were responsible for, the presence or disposal of hazardous or toxic substances or waste and irrespective of tenant lease provisions. The costs associated with such liability could be substantial and could have a material adverse effect on us.

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

We also face competition when pursuing development, acquisition, and lending opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us, may have more financial resources than we do, and may otherwise be in a better position to acquire or develop a property. Competition may also have the effect of reducing the number of suitable development and acquisition opportunities available to us or increasing the price required to consummate a development or acquisition opportunity.

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

Employees

As of December 31, 2018, we had 156 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website or by contacting our Corporate Secretary at the address set forth above under “—Corporate Information.”

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

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flow, the market price of shares of our common stock, and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Business

The geographic concentration of our portfolio could cause us to be more susceptible to adverse economic or regulatory developments in the markets in which our properties are located than if we owned a more geographically diverse portfolio.

The majority of the properties in our portfolio are located in Virginia and North Carolina, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2018, our properties in the

Virginia and North Carolina markets represented approximately 65% and 17%, respectively, of the total annualized base rent of the properties in our portfolio. Furthermore, many of our properties are located in the Town Center of Virginia Beach, and rental revenues from our Town Center properties represented 41% of our total rental revenues for the year ended December 31, 2018. As a result of this geographic concentration, we are particularly susceptible to adverse economic, regulatory or other conditions in the Virginia and North Carolina markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia and North Carolina in which many of the properties in our portfolio are located contain high concentrations of military personnel and operations. A reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a downturn in the economy in Virginia or North Carolina, our operations, revenue, and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially and adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail, or multifamily properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for office, retail or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

As of December 31, 2018, we had total debt of approximately $694 million, including amounts drawn under our credit facility, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. Excluding unamortized fair value adjustments and debt issuance costs, the aggregate outstanding principal balance of our debt was $701 million as of December 31, 2018. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

•	our default under any loan with cross-default provisions could result in a default on other indebtedness.

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

Our retail shopping center properties typically are anchored by large, nationally recognized tenants. As of December 31, 2018, Kroger/Harris Teeter, Regal Cinemas, Bed Bath & Beyond, and PetSmart collectively represented approximately 19.7%, and individually represented 11.1%, 3.0%, 3.0% and 2.6%, respectively, of the total annualized base rent in our retail portfolio. In addition, several of our retail properties are single-tenant properties or are occupied primarily by a single tenant. As of December 31, 2018, the Courthouse 7-Eleven, Tyre Neck Harris Teeter, and Harrisonburg Regal retail properties in our portfolio were 100% occupied by 7-Eleven, Harris Teeter, and Regal Cinemas, respectively, and several shopping centers are more than 50% occupied by an anchor tenant. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of such tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. Furthermore, mergers or consolidations among retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties.

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

In the event that any of the anchor stores, major tenants, or single-tenant property tenants in our retail properties do not renew their leases with us when they expire, we may be unable to re-lease such premises at market rents or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations.

We may be unable to renew leases, lease vacant space, or re-lease space on favorable terms or at all as leases expire, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

As of December 31, 2018, approximately 4.4% of the square footage of the properties in our stabilized office and retail portfolios was available. Additionally, 9.4% and 3.7% of the annualized base rent in our office portfolio was scheduled to expire in 2019 and 2020, respectively, and 8.8% and 14.9% of the annualized base rent in our retail portfolio was scheduled to expire in 2019 and 2020, respectively. We cannot assure you that new leases will be entered into, that leases will be renewed, or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, fears of a recession, personal debt levels, the housing market, stock market volatility, and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected.

The short-term leases in our multifamily portfolio expose us to the effects of declining market rents, which could adversely affect our results of operations, cash flow and cash available for distribution.

Substantially all of the leases in our multifamily portfolio are for terms of 12 months or less. As a result, even if we are able to renew or re-lease apartment units as leases expire, our rental revenues will be impacted by declines in market rents more quickly than if all of our leases had longer terms, which could adversely affect our results of operations, cash flow, and cash available for distribution.

Competition for property acquisitions and development opportunities may reduce the number of opportunities available to us and increase our costs, which could have a material adverse effect on our growth prospects.

The current market for property acquisitions and development opportunities continues to be extremely competitive. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the purchase prices for such properties in the event we are able to acquire or develop such properties. We face significant competition for attractive investment opportunities from an indeterminate number of investors, including publicly traded and privately held REITs, private equity investors, and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to make investments in properties, and the ability to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition will increase if investments in real estate become more attractive relative to other forms of investment. If the level of competition for investment opportunities is significant in our target markets, it could have a material adverse effect on our growth prospects.

Increased competition and increased affordability of residential homes could limit our ability to retain our residents, lease apartment units, or increase or maintain rents at our multifamily apartment communities.

Our multifamily apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental units, as well as owner-occupied single-family and multifamily units. Competitive housing in a particular area and an increase in affordability of owner-occupied single-family and multifamily units due to, among other things, declining housing prices, oversupply, mortgage interest rates, and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment units, and increase or maintain rents at our multifamily properties, which could adversely impact our results of operations, cash flow, and cash available for distribution.

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

•
we may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors, or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business, and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.

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

As of December 31, 2018, the top ten largest tenants in our office portfolio collectively accounted for approximately 50.2% of the total annualized base rent in our office portfolio. Furthermore, Clark Nexsen, Mythics, and Hampton University accounted for 12.5%, 5.6%, and 5.1%, respectively, of the total annualized base rent in our office portfolio as of December 31, 2018. The inability of these or other significant tenants to pay rent or renew their leases upon expiration could materially and adversely affect the income produced by our office properties, which would have an adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

Certain of the leases at our retail properties contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations, or terminate their leases, any of which could materially and adversely affect our performance or the value of the affected retail property.

Certain of the leases at our retail properties contain “co-tenancy” provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant, or the tenant’s obligation to continue occupancy on certain conditions, including: (i) the presence of a certain anchor tenant or tenants, (ii) the continued operation of an anchor tenant’s store, and (iii) minimum occupancy levels at the retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early, or to reduce its rent. In periods of prolonged economic decline, there is a higher than normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the affected retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue, tenant sales, tenants’ rights to terminate their leases early, or a reduction of their rent, our revenues and the value of the affected retail property could be materially and adversely affected.

Our dependence on smaller businesses, particularly in our retail portfolio, to rent our space could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Many of our tenants, particularly those that lease space in our retail properties are smaller businesses that generally do not have the financial strength or resources of larger corporate tenants. In particular, 226 of our retail leases (representing approximately 14% of our annualized base rent from retail properties as of December 31, 2018) lease 2,500 or less square feet from us, and many of those tenants are smaller independent businesses, which generally experience a higher rate of failure than larger businesses. As a result of our dependence on these smaller businesses, we could experience a higher rate of tenant defaults, turnover, and bankruptcies, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Many of our operating costs and expenses are fixed and will not decline if our revenues decline.

Our results of operations depend, in large part, on our level of revenues, operating costs, and expenses. The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the property. As a result, if revenues decline, we may not be able to reduce our expenses to keep pace with the corresponding reductions in revenues. Many of the costs associated with real estate investments, such as real estate taxes, insurance, loan payments and maintenance, generally will not be reduced if a property is not fully occupied or other circumstances cause our revenues to decrease, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Adverse conditions in the general retail environment could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Approximately 54% of our total annualized base rent as of December 31, 2018 is from retail properties. As a result, we are subject to factors that affect the retail sector generally as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional, and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

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

We have incurred, and may in the future incur, additional indebtedness that bears interest at a variable rate. An increase in interest rates would increase our interest expense and increase the cost of refinancing existing debt and issuing new debt, which would adversely affect our cash flow and ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. The effect of prolonged interest rate increases could adversely impact our ability to make acquisitions and develop properties.

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

Our credit facility restricts our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures, and make certain investments.

Our credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to incur additional liens;

•	restrict our ability to make certain investments (including certain capital expenditures);

•	restrict our ability to merge with another company;

•	restrict our ability to sell or dispose of assets;

•	restrict our ability to make distributions to our stockholders; and

•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements, and maximum leverage ratios.

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

Our business may be affected by market and economic challenges experienced by the U.S. economy or the real estate industry as a whole. Such conditions may materially and adversely affect us as a result of the following potential consequences, among others:

•	decreased demand for office, retail and multifamily space, which would cause market rental rates and property values to be negatively impacted;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•
our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities, and increase our future debt service expense; and

•
one or more lenders under our credit facility could refuse to fund their financing commitment to us or could otherwise fail to do so, and we may not be able to replace the financing commitment of any such lenders on favorable terms or at all.

If the U.S. economy experiences an economic downturn, we may see increases in bankruptcies and defaults by our tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

A cybersecurity incident or other technology disruptions could negatively impact our business, our relationships, and our reputation.

We use computers and computer networks in most aspects of our business operations. We also use mobile devices to communicate with our employees, suppliers, business partners, and tenants. These devices are used to transmit sensitive and confidential information including financial and strategic information about us, information about employees, business partners, tenants, and other individuals and organizations. Additionally, we utilize third-party service providers that host personally identifiable information and other confidential information of our employees, business partners, tenants, and others. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. Information security risks have increased in recent years due to the rise in new technologies and the increased sophistication of perpetrators of cyber attacks. The theft, destruction, loss, or release of sensitive and confidential information or operational downtime of the systems used to store and transmit such information could result in disruptions to our business, negative publicity, brand damage, violation of privacy laws, financial liability, difficulty attracting and retaining tenants, loss of business partners, and loss of business opportunities, any of which may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Subject to maintaining our qualification as a REIT, we expect to continue to enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our existing hedging transactions have included, and future hedging transactions may include, entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that (i) such arrangements may not be effective in reducing our exposure to interest rate changes, (ii) a court could rule that such agreements are not legally enforceable, (iii) hedging could actually increase our costs and reduce the overall returns on our investments, as interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, (iv) counterparties to such arrangements could not perform, (v) we could incur significant costs associated with the settlement of the agreements, or (vi) the underlying transactions could fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Our failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

We will continue to incur costs as a result of being a public company.

As a public company, we expect to continue to incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly now that we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty.

We are required to have an independent auditor assess the effectiveness of our internal control over financial reporting.

As of December 31, 2018, we are no longer an emerging growth company under the Jumpstart Our Business Startups Act ("JOBS Act"), and management is required to have an independent auditor assess the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate such material weaknesses in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, any of which could lead to a decline in the per share trading price of our common stock.

We may be required to make rent or other concessions or significant capital expenditures to improve our properties in order to retain and attract tenants, which may materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Upon expiration of our leases to our tenants, we may be required to make rent or other concessions, accommodate requests for renovations, build-to-suit remodeling, and other improvements, or provide additional services to our tenants, any of which would increase our costs. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases. If any of the foregoing were to occur, it could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

Significant competition in the leasing market could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution, and our ability to service our debt obligations.

We compete with numerous developers, owners, and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights, or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected.

Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies or could create a negative perception of our company in the capital markets.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Messrs. Hoffler (our Executive Chairman), Kirk (our Vice Chairman), Haddad (our President and Chief Executive Officer), Apperson (our President of Construction), and O’Hara (our Chief Financial Officer, Treasurer, and Corporate Secretary) and Ms. Hampton (our President of Asset Management), who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, development, and construction activity. Among the reasons that these individuals are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants, and industry personnel. We have not currently entered into employment agreements with any of these individuals. If we lose their services, our relationships with such industry personnel could diminish.

Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry participants, which could materially and adversely affect our financial condition, results of operations, cash flow, and the per share trading price of our common stock.

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

We may be subject to ongoing or future litigation, including existing claims relating to the entities that owned the properties and operated the businesses prior to our initial public offering and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that may arise in the future. In addition, we may become subject to litigation in connection with the formation transactions related to our initial public offering in the event that prior investors dispute the valuation of their respective interests, the adequacy of the consideration received by them in the formation transactions or the interpretation of the agreements implementing the formation transactions. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flow, thereby having an adverse effect on our financial condition, results of operations, cash flow, the per share trading price of our common stock, cash available for distribution, and ability to service our debt obligations. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely affect our results of operations and cash flow, expose us to increased risks that would be uninsured, and adversely impact our ability to attract officers and directors.

Potential losses from hurricanes in Virginia, Maryland, North Carolina, South Carolina, and Georgia may not be covered by insurance.

All but two of the properties in our portfolio as of December 31, 2018 are located in Virginia, Maryland, North Carolina, South Carolina, and Georgia, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. In addition, we may reduce or discontinue insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, in the event of a hurricane, we may be required to incur significant costs, and, to the extent that a loss exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition, and disputes between us and our co-venturers.

In the past, we have, and in the future, we expect to, co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture, or other entity. In particular, in connection with the formation transactions related to our initial public offering, we provided certain of the prior investors with the right to co-develop certain projects with us in the future and the right to acquire a minority equity interest in certain properties that we may develop in the future, in each case under certain circumstances and subject to certain conditions set forth in the applicable agreement. Furthermore, as of December 31, 2018, we were 70%, 65%, 80%, 93%, 90%, 70%, and 37% joint venture partners in our Lightfoot Marketplace, Brooks Crossing, Greenside, Hoffler Place, Summit Place, Market at Mill Creek, and City Center development projects, respectively. In the event that we co-develop a property together with a third party, we would be required to share a portion of the development fee. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture, or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

Mezzanine loans and similar loan investments are subject to significant risks, and losses related to these investments could have a material adverse effect on our financial condition and results of operations.

We have originated, and in the future expect to originate or acquire, mezzanine or similar loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. As of December 31, 2018, we had approximately $139.1 million in outstanding mezzanine loans or similar investments. These types of loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, with little or no equity invested by the borrower, increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. As a result, we may not recover some or all of our initial investment. Additionally, in conjunction with certain mezzanine loans, we issue partial payment guarantees to the senior lender for the property, which may require us to make payments to the senior lender in the event of a default on the senior note. Finally, in connection with our loan investments, we may have options to purchase all or a portion of the underlying property upon maturity of the loan; however, if a developer’s costs for a project are higher than anticipated, exercising such options may not be attractive or economically feasible, or we may not have sufficient funds to exercise such options even if we desire to do so. Significant losses related to mezzanine or similar loan investments could have a material adverse effect on our financial condition and results of operations.

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

Since our inception, we have achieved significant growth in our portfolio and results of operations. We may not be able to sustain this level of growth, and over time we may experience a decline in our growth rate as a result of various factors, including our ability to successfully acquire and develop retail, office, and multifamily properties, changes in the economic and other conditions in geographic markets in which we conduct business, changes in the real estate market generally, the competitiveness of the real estate market, and the other risks discussed in this section, which could adversely affect the market price of our common stock.

Risks Related to Our Third-Party Construction Business

Adverse economic and regulatory conditions, particularly in the Mid-Atlantic region, could adversely affect our construction and development business, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Our third-party construction activities have been, and are expected to continue to be, primarily focused in the Mid-Atlantic region, although we have also historically undertaken construction projects in various states in the Southeast, Northeast, and Midwest regions of the United States. As a result of our concentration of construction projects in the Mid-Atlantic region of the United States, we are particularly susceptible to adverse economic or other conditions in this market (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, labor disruptions, and the costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in this region. We cannot assure you that our target markets will support construction and development projects of the type in which we typically engage. While we have the ability to provide a wide range of development and construction services, any adverse economic or real estate developments in the Mid-Atlantic region could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

Our construction business earns profit for serving as general contractor equal to the difference between the total construction fees that we charge and the costs that we incur to build a property. If the decision is made by a third-party client to abandon a construction project for any reason, our anticipated fee revenue from such project could be significantly lower than we expect. In addition, we defer pre-contract costs when such costs are directly associated with specific anticipated construction contracts and their recovery is deemed probable. In the event that we determine that the execution of a construction contract is no longer probable, we would be required to expense those pre-contract costs in the period in which such determination is made, which could materially and adversely affect our results of operations in such period. Our ability to complete the projects in our construction pipeline on time and on budget could be materially and adversely affected as a result of the following factors, among others:

•	shortages of subcontractors, equipment, materials, or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated increases in the cost of equipment, labor, and raw materials;

•	unforeseen engineering, environmental, or geological problems;

•	weather interferences;

•	difficulties in obtaining necessary permits or in meeting permit conditions;

•	client acceptance delays; or

•	work stoppages and other labor disputes.

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

Because our construction business provides general contracting services, we rely on third-party subcontractors and equipment and material providers. For example, we procure equipment and construction materials as needed when engaged in large construction projects. To the extent that we cannot engage subcontractors or acquire equipment and materials at reasonable costs or if the amount we are required to pay for subcontractors or equipment exceeds our estimates, our ability to complete a construction project in a timely fashion or at a profit may be impaired. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment, or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment, or materials from another source at a higher price. Additionally, while our construction contracts generally provide that our obligation to pay subcontractors is expressly made subject to the condition precedent that we shall have first received payment, we cannot assure you that these so called “pay-if-paid” or “pay-when-paid” provisions will be recognized in all jurisdictions in which we do business, or that a subcontractor or payment bond surety may not otherwise be entitled to payment or to record a lien on the affected property. In such event, we may be required to pay a payment bond surety or the subcontractors we engage even though we have yet to receive our fees as general contractor. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment, or materials are needed, which may materially and adversely affect our financial condition, results of operations, and cash flow.

Our construction business recognizes certain revenue using the input method and upon the achievement of contractual milestones, and any delay or cancellation of a construction project could materially and adversely affect our cash flow and results of operations.

Our construction business recognizes certain revenue using the input method and, as a result, revenue from our construction business is driven by the performance of our contractual obligations. The input method of accounting is inherently subjective because it relies on estimates of total project cost as a basis for recognizing revenue and profit. Accordingly, revenue and profit recognized under the input method is potentially subject to adjustments in subsequent periods based on refinements in the estimated cost to complete a project, which could result in a reduction or reversal of previously recorded revenues and profits. In addition, delays in, or the cancellation of, any particular construction project could adversely impact our ability to recognize revenue in a particular period. Furthermore, changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income in the period in which they are determined. If any of the foregoing were to occur, it could have a material adverse effect on our cash flow and results of operations.

Construction project sites are inherently dangerous workplaces, and, as a result, our failure to maintain safe construction project sites could result in deaths or injuries, reduced profitability, the loss of projects or clients, and possible exposure to litigation, any of which could materially and adversely affect our financial condition, results of operations, cash flow, and reputation.

Construction and maintenance sites often put our employees, employees of subcontractors, our tenants, and members of the public in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On many sites, we are responsible for safety and, accordingly, must implement appropriate safety procedures. If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees or fines or expose our tenants and members of the public to potential injury, thereby creating exposure to litigation. As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects, clients, and tenants, which may materially and adversely affect our financial condition, results of operations, cash flow, and reputation.

Supply shortages and other risks associated with demand for skilled labor could increase construction costs and delay performance of our obligations under construction contracts, which could materially and adversely affect the profitability of our construction business, our cash flow, and our results of operations.

There is a high level of competition in the construction industry for skilled labor. Increased costs, labor shortages, or other disruptions in the supply of skilled labor, such as carpenters, roofers, electricians, and plumbers, could cause increases in construction costs and construction delays. We may not be able to pass on increases in construction costs because of market conditions or negotiated contractual terms. Sustained increases in construction costs due to competition for skilled labor and delays in performance under construction contracts may materially and adversely affect the profitability of our construction business, our cash flow, and results of operations.

Our failure to successfully and profitably bid on construction contracts could materially and adversely affect our results of operations and cash flow.

Many of the costs related to our construction business, such as personnel costs, are fixed and are incurred by us irrespective of the level of activity of our construction business. The success of our construction business depends, in part, on our ability to successfully and profitably bid on construction contracts for private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which can be impacted by a number of factors, many of which are outside our control, including market conditions, financing arrangements, and required governmental approvals. If we are unable to maintain a consistent backlog of third-party construction contracts, our results of operations and cash flow could be materially and adversely affected.

If we fail to timely complete a construction project, miss a required performance standard, or otherwise fail to adequately perform on a construction project, we may incur losses or financial penalties, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, ability to service our debt obligations, and reputation.

We may contractually commit to a construction client that we will complete a construction project by a scheduled date at a fixed cost. We may also commit that a construction project, when completed, will achieve specified performance standards. If the construction project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. In addition, completion of projects can be adversely affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, availabilities of subcontractors, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions, and other factors. In some cases, if we fail to meet required performance standards or milestone requirements, we may also be subject to agreed-upon financial damages in the form of liquidated damages, which are determined pursuant to the contract governing the construction project. To the extent that these events occur, the total costs of the project could exceed our estimates and our contracted cost and we could experience reduced profits or, in some cases, incur a loss on a project, which may materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

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

•	we have agreements for the development or acquisition of properties that are subject to conditions, which we may be unable to satisfy; and

•	we may be unable to obtain financing on favorable terms or at all.

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

Our success in designing, constructing, and developing projects for our own account depends, in part, upon the continued availability of suitable undeveloped land at acceptable prices. The availability of undeveloped land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and governmental regulations that restrict the potential uses of land. If the availability of suitable land opportunities decreases, the number of development projects we may be able to undertake could be reduced. In addition, our ability to make land purchases will depend upon us having sufficient liquidity or access to external sources of capital to fund such purchases. Thus, the lack of availability of suitable land opportunities and insufficient liquidity to fund the purchases of any such available land opportunities could have a material adverse effect on our results of operations and growth prospects.

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

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development or redevelopment activities once undertaken, any of which could have a material adverse effect on our financial condition, results of operations, and cash flow.

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

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt, and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business ,” as well as the following:

•	oversupply or reduction in demand for office, retail, or multifamily space in our markets;

•	adverse changes in financial conditions of buyers, sellers, and tenants of properties;

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights, or below-market renewal options, and the need to periodically repair, renovate, and re-lease space;

•	increased operating costs, including insurance premiums, utilities, real estate taxes, and state and local taxes;

•	a favorable interest rate environment that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;

•	rent control or stabilization laws or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;

•	civil unrest, acts of war, terrorist attacks, and natural disasters, including hurricanes, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate;

•	changing submarket demographics; and

•	changing traffic patterns.

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

The real estate investments made, and to be made, by us are difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial, and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by our tax protection agreements, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

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

Under various federal, state, and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste, or petroleum products at, on, in, under or migrating from such property, including costs to investigate and clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and personal or property damage or materially and adversely affect our ability to sell, lease, or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. See “Part I—Business—Regulation.”

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, some of the tenants of properties in our retail portfolio operate gas stations or other businesses that utilize storage tanks to store petroleum products, propane, or wastes typically associated with automobile service or other operations conducted at the properties, and spills or leaks of hazardous materials from those storage tanks could expose us to liability. See “Part I—Business—Regulation—Environmental Matters.” In addition to the foregoing, while we obtained Phase I Environmental Site Assessments for each of the properties in our portfolio, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. For example, they do not generally include soil sampling, subsurface investigations or hazardous materials surveys. Furthermore, we do not have current Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues.

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

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses, and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury is alleged to have occurred.

We may incur significant costs complying with various federal, state and local laws, regulations, and covenants that are applicable to our properties.

Properties are subject to various covenants and federal, state, and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions, and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to developing or acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future development, acquisitions, or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses, and zoning relief.

In addition, federal and state laws and regulations, including laws such as the ADA and the Fair Housing Amendment Act of 1988 (“FHAA”), impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA, or any other regulatory requirements, we may incur additional costs to bring the property into compliance, incur governmental fines or the award of damages to private litigants, or be unable to refinance such properties. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Risks Related to Our Organizational Structure

Daniel Hoffler and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our Operating Partnership, including the approval of significant corporate transactions.

As of December 31, 2018, Daniel Hoffler, our Executive Chairman, owned approximately 9% and, collectively, Messrs. Hoffler, Haddad, and Kirk owned approximately 15% of the combined outstanding shares of our common stock and OP Units of our Operating Partnership (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations, and mergers.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Virginia law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our fiduciary duties and obligations as the general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to our company. Messrs. Hoffler, Haddad, and Kirk own a significant interest in our Operating Partnership as limited partners and may have conflicts of interest in making decisions that affect both our stockholders and the limited partners of our Operating Partnership.

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

Additionally, the partnership agreement provides that we will not be liable to the Operating Partnership or any partner for monetary damages for losses sustained, liabilities incurred, or benefits not derived by the Operating Partnership or any limited partner, except for liability for our intentional harm or gross negligence. Our Operating Partnership must indemnify us, our directors and officers, and our designees from and against any and all claims that relate to the operations of our Operating Partnership, unless: (i) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (ii) the person actually received an improper personal benefit in violation or breach of the partnership agreement, or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our Operating Partnership must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our Operating Partnership will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the partnership agreement) or if the person is found to be liable to our Operating Partnership on any portion of any claim in the action.

We may be subject to unknown or contingent liabilities related to acquired properties and properties that we may acquire in the future, which could have a material adverse effect on us.

Properties that we have acquired, and properties that we may acquire in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of properties that we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible, or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially and adversely affect us.

Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer, or prevent a change of control transaction that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

We could increase the number of authorized shares of stock, classify and reclassify unissued stock, and issue stock without stockholder approval.

Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue. In addition, under our charter, our board of directors, without stockholder approval, has the power to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the preference, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, or terms or conditions of redemption for such newly classified or reclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers, and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which are not currently applicable to us. If implemented, these provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring, or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

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

•
our ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer, or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners; and

•
the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.

The limited partners in our Operating Partnership (other than us) owned approximately 25.5% of the outstanding OP Units of our Operating Partnership as of December 31, 2018.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with the formation transactions related to our initial public offering, our Operating Partnership entered into tax protection agreements that provide that if we dispose of any interest in certain protected properties in a taxable transaction prior to the seventh (or, in a limited number of cases, the tenth) anniversary of the completion of the formation transactions, subject to certain exceptions, we will indemnify certain contributors, including Messrs. Hoffler, Haddad, Kirk, and Apperson and their respective affiliates and certain of our other officers, for their tax liabilities attributable to the built-in gain that existed with respect to such property interests as of the time of our initial public offering, and the tax liabilities incurred as a result of such tax protection payment. In addition, in connection with certain acquisitions completed since our initial public offering, we entered into tax protection agreements that require us to indemnify the contributors for their tax liabilities in the event that we dispose of the properties subject to the tax protection agreements, and may enter into similar agreements in connection with future property acquisitions. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive or unattractive for us to do so because of these obligations. Moreover, as a result of these potential tax liabilities, Messrs. Hoffler, Haddad, Kirk, and Apperson and certain of our other officers may have a conflict of interest with respect to our determination as to certain of our properties.

Our board of directors may change our strategies, policies, and procedures without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment, financing, leverage, and distribution policies, and our policies with respect to all other activities, including growth, capitalization, and operations, will be determined exclusively by our board of directors and may be amended or revised at any time by our board of directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments, or pursuing different business or growth strategies than those contemplated in this Annual Report on Form 10-K. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

We are a holding company and conduct substantially all of our operations through our Operating Partnership. We do not have, apart from an interest in our Operating Partnership, any independent operations. As a result, we rely on cash distributions from our Operating Partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from our Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, your claims as a stockholder will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation, or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our Operating Partnership may issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and could have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

As of December 31, 2018, we owned 74.5% of the outstanding OP Units in our Operating Partnership. We regularly have issued OP Units to third parties as consideration for acquisitions, and we may continue to do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property, and transfer taxes. In addition, our TRS will be subject to regular corporate federal, state, and local taxes. Any of these taxes would decrease cash available for distribution to our stockholders.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs, and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

The legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. The impact of the act on us and our shareholders is uncertain, and may not become evident for some period of time. For example, the act contained provisions that may reduce the relative competitive advantage of operating as a REIT, including the lowering of income tax rates on individuals and corporations, which eases the burden of double taxation on corporate dividends and potentially causes the single level of taxation on REIT distributions to become relatively less attractive. The act also contains provisions allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs, and provisions extending the depreciable lives of certain real estate assets and further limiting the deductibility of interest expense, which could negatively impact the real estate market. In addition, although the Tax Act was recently passed, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when, or to what extent the Tax Act and any new U.S. federal tax laws, regulations, interpretations, or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of the Tax Act and potential future changes to the federal tax laws on an investment in our shares.

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

The market price of our common stock may be volatile in the future. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects in 2019 compared to 2018. In particular, the market price of our common stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

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

We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, the redemption of OP Units for shares of our common stock, or the perception that such issuances might occur could adversely affect the per share trading price of our common stock. As of February 26, 2019, 50,335,242 shares of our common stock were outstanding. In addition, as of February 26, 2019, 16,991,933 OP Units in our Operating Partnership were outstanding (other than OP Units held by us), which were eligible to be tendered for redemption for cash or, at our option, for shares of our common stock on a one-for-one basis. We have an effective resale shelf registration statement pursuant to which we may issue freely tradeable shares of our common stock upon redemption of such OP Units. Accordingly, a substantial number of shares of our common stock could be issued in the future pursuant to such resale shelf registration statement. In addition, we have an effective shelf registration statement covering the possible resale, from time to time, of up to 2,000,000 shares of our common stock that were issued in connection with our acquisition of a retail property in October 2016. The sale of such shares, or the perception that such a sale may occur, could materially and adversely affect the per share trading price of our common stock. In addition, as of February 26, 2019, 930,602 shares of our common stock and other equity-based awards were available for future issuance under our 2013 Amended and Restated Equity Incentive Plan (our "Equity Plan").

The issuance of substantial numbers of shares of equity securities, including OP Units, or the perception that such issuances might occur, could materially and adversely affect us, including the per share trading price of shares of our common stock.

The redemption of OP Units for common stock, the vesting of any restricted stock granted to certain directors, executive officers, and other employees under our Equity Plan, the issuance of our common stock or OP Units in connection with future property, portfolio, or business acquisitions, and other issuances of our common stock could have an adverse effect on the per share trading price of our common stock, and the existence of units, options, or shares of our common stock issuable under our Equity Plan or upon redemption of OP Units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of shares of our common stock or OP Units may be dilutive to existing stockholders.

Future offerings of debt, which would be senior to our common stock upon liquidation, and preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may materially and adversely affect us, including the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes, and classes or series of preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us.

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

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period December 31, 2013 through December 31, 2018, as well as the corresponding returns on an overall stock market index (S&P 500) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on December 31, 2013. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Armada Hoffler Properties, Inc.	100.00	109.27	128.84	189.34	213.05	204.06
MSCI US REIT	100.00	130.38	133.67	145.16	152.52	145.55
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33

Distribution Information

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions.

Any future distributions will be at the sole discretion of our board of directors, and their form, timing, and amount, if any, will depend upon a number of factors, including our actual and projected financial condition, liquidity, EBITDA, FFO, Normalized FFO, results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, as described above, our REIT taxable income, the annual REIT distribution requirements, applicable law, and such other factors as our board of directors deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under our credit facility or other loans, selling certain of our assets, or using a portion of the net proceeds we receive from offerings of equity, equity-related, or debt securities, or declaring taxable share dividends.

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

Stockholder Information

As of February 26, 2019, there were approximately 111 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 26, 2019, there were 84 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of Class A Units in the Operating Partnership may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock at the time of redemption or, at the Company’s option and sole discretion, for shares of common stock on a one-for-one basis. During the three months ended December 31, 2018, the Company elected to satisfy certain redemption requests by issuing a total of 17,200 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2018, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"). The following table summarizes all of these repurchases during the three months ended December 31, 2018.

Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased(1)	Paid for Shares(1)	or Programs	Plans or Programs
October 1, 2018 through October 31, 2018	—	$—	N/A	N/A
November 1, 2018 through November 30, 2018	4,222	15.32	N/A	N/A
December 1, 2018 through December 31, 2018	—	—	N/A	N/A
Total	4,222	15.32

(1)
The number of shares purchased represents shares of common stock surrendered by one of our employees to satisfy his statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the Amended Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

Item 6.	Selected Financial Data.

The following selected historical consolidated and combined financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated and combined financial statements as of December 31, 2018 and 2017 and for the three years ended December 31, 2018 and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 has been derived from our audited historical financial statements.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except per share data)
Operating Data:
Rental revenues	$116,958	$108,737	$99,355	$81,172	$64,746
General contracting and real estate services revenues	76,359	194,034	159,030	171,268	103,321
Rental expenses	27,222	25,422	21,904	19,204	16,667
Real estate taxes	11,383	10,528	9,629	7,782	5,743
General contracting and real estate services expenses	73,628	186,590	153,375	165,344	98,754
Depreciation and amortization	39,913	37,321	35,328	23,153	17,569
Interest expense	(19,087)	(17,439)	(16,466)	(13,333)	(10,648)
Loss on extinguishment of debt	(11)	(50)	(82)	(512)	—
Gain on real estate dispositions and acquisitions	4,254	8,087	30,533	18,394	2,211
Net income	$23,492	$29,925	$42,755	$31,183	$12,759
Net income attributable to stockholders	$17,203	$21,047	$28,074	$19,642	$7,691
Net income per share—basic and diluted	$0.36	$0.50	$0.85	$0.75	$0.36
Cash dividends declared per share	$0.80	$0.76	$0.72	$0.68	$0.64
Balance Sheet Data:
Real estate investments, at cost	$1,176,586	$994,437	$908,287	$633,591	$595,000
Accumulated depreciation	(188,775)	(164,521)	(139,553)	(125,380)	(116,099)
Net real estate investments	987,811	829,916	768,734	508,211	478,901
Real estate investments held for sale	929	—	—	40,232	8,538
Cash and cash equivalents	21,254	19,959	21,942	26,989	25,883
Notes receivable	138,683	83,058	59,546	7,825	—
Construction assets	17,512	24,178	39,543	36,623	19,704
Total assets	$1,265,382	$1,043,123	$982,468	$689,547	$588,022
Indebtedness, net	694,239	517,272	522,180	377,593	356,345
Construction liabilities	53,833	51,036	61,297	54,291	43,452
Total liabilities	809,492	622,840	633,490	463,827	426,116
Total equity	455,890	420,283	348,978	225,720	161,906
Other Data:
Funds from operations(1)	$64,339	$59,651	$47,980	$35,942	$28,117
Normalized funds from operations(1)	66,458	59,332	50,921	38,659	28,594
Cash provided by operating activities	56,087	51,236	56,985	33,266	31,362
Cash used for investing activities	(240,563)	(95,355)	(223,031)	(57,961)	(105,306)
Cash provided by financing activities	185,611	41,842	161,426	24,401	80,945
________________________________________

(1)
For definitions and discussion of FFO and Normalized FFO, see the section below entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Non-GAAP Financial Measures." The following table sets forth a reconciliation of our FFO and Normalized FFO to net income, the most directly comparable GAAP equivalent, for the periods presented:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
Net income	$23,492	$29,925	$42,755	$31,183	$12,759
Depreciation and amortization(1)	40,178	37,321	35,328	23,153	17,569
Gain on operating real estate dispositions(2)	(833)	(7,595)	(30,103)	(18,394)	(2,211)
Impairment of real estate assets	1,502	—	—	—	—
Funds from operations	$64,339	$59,651	$47,980	$35,942	$28,117
Acquisition, development and other pursuit costs	352	648	1,563	1,935	229
Impairment of intangible assets and liabilities	117	110	355	41	15
Loss on extinguishment of debt	11	50	82	512	—
Change in fair value of interest rate derivatives	951	(1,127)	941	229	233
Severance related costs	688	—	—	—	—
Normalized funds from operations	$66,458	$59,332	$50,921	$38,659	$28,594
________________________________________
(1) The adjustment for depreciation and amortization for the year ended December 31, 2018 includes depreciation and amortization attributable to our investment in One City Center, which is an unconsolidated real estate investment.

(2) The adjustment for gain on operating real estate dispositions for the year ended December 31, 2018 excludes the gain on the River City industrial facility because this property was sold before being placed into service. The adjustment for gain on operating real estate dispositions for the year ended December 31, 2017 excludes the gain on the land outparcel at Sandbridge Commons because this was a non-operating parcel. Additionally, the adjustment for gain on real estate dispositions for the year ended December 31, 2016 excludes the gain on the Newport News Economic Authority building because this property was sold before being placed in service.

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

Business Description

We are a full service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets throughout the Mid-Atlantic and Southeastern United States. As of December 31, 2018, our operating property portfolio was comprised of 39 retail properties, four office properties, and five multifamily properties. In addition to our operating property portfolio, we had two office properties, four multifamily properties, and three retail properties in various stages of development or stabilization as of December 31, 2018. We also provide general contracting services to third parties and invest in development projects through mezzanine lending arrangements.

 Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner of our Operating Partnership and, as of December 31, 2018, we owned, through a combination of direct and indirect interests, 74.5% of the outstanding OP units in our Operating Partnership.

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

Rental Revenues

We lease our properties under operating leases and recognize base rents on a straight-line basis over the lease term. We also recognize revenue from tenant recoveries, through which tenants reimburse us for expenses paid by us such as utilities, janitorial, repairs and maintenance, security and alarm, parking lot and grounds, general and administrative, management fees, insurance, and real estate taxes on an accrual basis. Our rental revenues are reduced by the amount of any leasing incentives on a straight-line basis over the term of the applicable lease. We include a renewal period in the lease term only if it appears at lease inception that the renewal is reasonably assured. We begin recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. We maintain control of the physical use of the property under lease if we serve as the general contractor for the buildout of leasehold improvements.

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

General Contracting and Real Estate Services Revenues

We recognize general contracting revenues as a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For each construction contract, we identify the performance obligations, which typically include the delivery of a single building constructed according to the specifications of the contract. We estimate the total transaction price, which generally includes a fixed contract price and may also include variable components such as early completion bonuses, liquidated damages, or cost savings to be shared with the customer. Variable components of the contract price are included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur. We recognize the estimated transaction price as revenue as we satisfy our performance obligations; we estimate our progress in satisfying performance obligations for each contract using the input method, based on the proportion of incurred costs relative to total estimated construction costs at completion. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined.

We recognize real estate services revenues from property development and management as we satisfy our performance obligations under these service arrangements.

Operating Property Acquisitions

In connection with operating property acquisitions, we identify and recognize all assets acquired and liabilities assumed at their relative fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements, and buildings and improvements, are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangible assets and liabilities are presented within other assets and liabilities in the consolidated balance sheets and amortized over their respective lease terms. We amortize in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. We amortize above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize below-market ground lease assets as increases to rental expenses on a straight-line basis over the remaining term of the related leases. Prior to October 1, 2016, we expensed all costs incurred related to operating property acquisitions. On October 1, 2016, we adopted newly issued accounting guidance that allows capitalization of costs related to operating property acquisitions.

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

We value debt assumed in connection with operating property acquisitions based on a discounted cash flow analysis of the expected cash flows of the debt. Such analysis considers the contractual terms of the debt, including the period to maturity, credit characteristics, and other terms of the arrangements, which are Level 3 inputs in the fair value hierarchy.

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

Interest Income

Interest income on notes receivable is accrued based on the contractual terms of the loans and when, in the opinion of management, it is deemed collectible. Many loans provide for accrual of interest that will not be paid until maturity of the loan. Interest is recognized on these loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and the status of development activities, as applicable. If management cannot make this determination, recognition of interest income may be fully or partially deferred until it is ultimately paid.

Notes Receivable Impairment

We evaluate the collectibility of both the interest on and principal of each of our notes receivable based primarily upon the financial condition of the individual borrowers and the value of the underlying development project. A loan is determined to be impaired when, based upon then-current information, it is no longer probable that we will be able to collect all contractual amounts due from the borrower. We consider factors such as the progress of development activities, including leasing activities, projected development costs, and current and projected loan balances. The amount of impairment loss recognized is measured as the difference between the carrying amount of the loan and its estimated realizable value.

Guarantees

We measure and record a liability for the fair value of our guarantees on a nonrecurring basis upon issuance using Level 3 internally-developed inputs. These guarantees typically relate to payments that we could be required to make to senior lenders on our mezzanine loan investments. We base our estimated fair value on the market approach, which compares the guarantee terms and credit characteristics of the underlying development project to other projects for which guarantee pricing terms are available. The offsetting entry for the guarantee liability is a premium on the related loan receivable. The liability is amortized on a straight-line basis over the remaining term of the guarantee. On a quarterly basis, we assess the likelihood of a contingent liability in connection with these guarantees and will record an additional guarantee liability if the remaining unamortized guarantee liability is determined to be insufficient.

Segment Results of Operations

As of December 31, 2018, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services that are conducted through our taxable REIT subsidiaries (“TRS”). Net operating income (segment revenues minus segment expenses) (“NOI”) is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

We define same store properties as those that we owned and operated and that were stabilized for the entirety of both periods compared. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete, the asset is placed back into service, and the occupancy criterion above is again met. A property may also be fully or partially taken out of service as a result of a partial disposition, depending on the significance of the portion of the property disposed. Finally, any property classified as held for sale is taken out of service for the purpose of computing same store operating results.

Office Segment Data

	Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Rental revenues	$20,701	$19,207	$20,929
Property expenses	7,892	7,342	7,560
NOI	$12,809	$11,865	$13,369
Square feet(1)	796,509	799,855	847,240
Occupancy(1)	93.3%	89.9%	86.8%
________________________________________

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2018 increased $1.5 million compared to the year ended December 31, 2017. NOI for the year ended December 31, 2018 increased $0.9 million compared to the year ended December 31, 2017. The increase in rental revenues and NOI resulted from new tenants and renewals across the Town Center office portfolio, most notably at 4525 Main Street. These increases were partially offset by the disposition of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach properties, which occurred in the third quarter of 2017.

Rental revenues for the year ended December 31, 2017 decreased $1.7 million compared to the year ended December 31, 2016. NOI for the year ended December 31, 2017 decreased $1.5 million compared to the year ended December 31, 2016. The decreases in rental revenues and NOI resulted from the disposition of four properties, including Richmond Tower and Oyster Point, which occurred in the first quarter and third quarter of 2016, respectively, as well as the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach properties, which occurred in the third quarter of 2017.

Office Same Store Results

Office same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2018 and 2017 and December 31, 2017 and 2016 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2018 (1)	2017 (1)	Change	2017 (2)	2016 (2)	Change
	($ in thousands)
Rental revenues	$14,125	$13,615	$510	$13,615	$14,323	$(708)
Property expenses	5,496	5,196	300	5,435	5,273	162
Same Store NOI	$8,629	$8,419	$210	$8,180	$9,050	$(870)
Non-Same Store NOI	4,180	3,446	734	3,685	4,319	(634)
Segment NOI	$12,809	$11,865	$944	$11,865	$13,369	$(1,504)
________________________________________

(1)	Same store excludes 4525 Main Street and the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings.

(2)	Same store excludes 4525 Main Street, the Richmond Tower building, the Oyster Point building, and the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings.

Same store rental revenues and NOI for the year ended December 31, 2018 increased compared to the year ended December 31, 2017 due to new tenants and renewals across the same store office portfolio.

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

Retail Segment Data

	Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Rental revenues	$67,959	$63,109	$56,511
Property expenses	17,704	16,409	14,511
NOI	$50,255	$46,700	$42,000
Square feet(1)	3,702,733	3,498,480	3,592,558
Occupancy(1)	96.2%	96.5%	95.8%
________________________________________

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2018 increased $4.9 million compared to the year ended December 31, 2017. NOI for the year ended December 31, 2018 increased $3.6 million compared to the year ended December 31, 2017. The increases in rental revenues and NOI resulted primarily from property acquisitions and new real estate placed into service during 2018 and 2017. During the year ended December 31, 2018, we acquired Indian Lakes Crossing, Parkway Centre, and Lexington Square and placed into service Premier Retail as well as certain outparcels at Lightfoot Marketplace. During the year ended December 31, 2017, we acquired an outparcel phase of Wendover Village.

Rental revenues for the year ended December 31, 2017 increased $6.6 million compared to the year ended December 31, 2016. NOI for the year ended December 31, 2017 increased $4.7 million compared to the year ended December 31, 2016. The increases in rental revenues and NOI resulted primarily from property acquisitions and new real estate placed into service during 2017 and 2016. During the year ended December 31, 2017, we acquired an outparcel phase of Wendover Village. During the year ended December 31, 2016, we acquired the 11-property retail portfolio, Southgate Square, Southshore Shops, Columbus Village II, and Renaissance Square and placed into service Brooks Crossing Retail and Lightfoot Marketplace.

Retail Same Store Results

Retail same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2018 and 2017 and December 31, 2017 and 2016 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2018 (1)	2017 (1)	Change	2017 (2)	2016 (2)	Change
	($ in thousands)
Rental revenues	$56,693	$56,348	$345	$37,707	$37,154	$553
Property expenses	13,156	12,844	312	10,757	10,241	516
Same Store NOI	$43,537	$43,504	$33	$26,950	$26,913	$37
Non-Same Store NOI	6,718	3,196	3,522	19,750	15,087	4,663
Segment NOI	$50,255	$46,700	$3,555	$46,700	$42,000	$4,700
________________________________________

(1)
Same store excludes Lightfoot Marketplace, Brooks Crossing, the outparcel phase of Wendover Village, Indian Lakes Crossing, Parkway Centre, Lexington Square, Premier Retail, Broad Creek Shopping Center, and Waynesboro Commons.

(2)
Same store excludes the 11-property retail portfolio, Southgate Square, Lightfoot Marketplace, Southshore Shops, Brooks Crossing, Columbus Village II, Renaissance Square, and the outparcel phase of Wendover Village.

Same store rental revenues and NOI for the year ended December 31, 2018 increased slightly compared to the year ended December 31, 2017. The increases in rental revenues from new tenants and renewals were mostly offset by increases in real estate taxes and operating expenses across the same store portfolio.

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

Multifamily Segment Data

	Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Rental revenues	$28,298	$26,421	$21,915
Property expenses	13,009	12,199	9,462
NOI	$15,289	$14,222	$12,453
Apartment units	1,586	1,266	1,266
Occupancy	97.3%	92.9%	94.3%

Rental revenues for the year ended December 31, 2018 increased $1.9 million compared to the year ended December 31, 2017. NOI increased $1.1 million compared to the year ended December 31, 2017. The increases in rental revenues and NOI resulted primarily from increased occupancy and increased rental rates at Johns Hopkins Village, as well as the delivery of Premier Apartments, for which the final phase was placed into service during the fourth quarter of 2018, and the delivery of Greenside Apartments, portions of which were placed into service in the third and fourth quarters of 2018. Increased occupancy at Liberty Apartments and increased rates at Smith's Landing also contributed to the increases.

Rental revenues for the year ended December 31, 2017 increased $4.5 million compared to the year ended December 31, 2016. NOI increased $1.8 million compared to the year ended December 31, 2016. The increases in rental revenues and NOI resulted primarily from the delivery of Johns Hopkins Village in August 2016.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2018 and 2017 and December 31, 2017 and 2016 were as follows:

	Years Ended			Years Ended
	December 31,			December 31,
	2018 (1)	2017 (1)	Change	2017 (2)	2016 (2)	Change
	($ in thousands)
Rental revenues	$11,834	$11,473	$361	$18,892	$19,194	$(302)
Property expenses	4,989	4,869	120	8,876	8,410	466
Same Store NOI	$6,845	$6,604	$241	$10,016	$10,784	$(768)
Non-Same Store NOI	8,444	7,618	826	4,206	1,669	2,537
Segment NOI	$15,289	$14,222	$1,067	$14,222	$12,453	$1,769
________________________________________

(1)	Same store excludes Johns Hopkins Village, Greenside Apartments, Premier Apartments, and the Cosmopolitan.

(2)	Same store excludes Johns Hopkins Village.

Same store rental revenues and NOI for the year ended December 31, 2018 increased compared to the year ended December 31, 2017 primarily as a result of increased occupancy at Liberty Apartments and increased rates at Smith's Landing.

Same store rental revenues for the year ended December 31, 2017 decreased compared to the year ended December 31, 2016 primarily because of lower occupancy at The Cosmopolitan in the Town Center of Virginia Beach attributed to the loss of retail tenants at the property and construction activities at an adjacent property. In addition, NOI decreased due to higher expenses for repairs and maintenance, property taxes, administration, and utilities.

General Contracting and Real Estate Services Segment Data

	Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Segment revenues	$76,359	$194,034	$159,030
Gross profit	$2,731	$7,444	$5,655
Operating margin	3.6%	3.8%	3.6%
Construction backlog	$165,863	$49,167	$217,718

Segment revenues for the year ended December 31, 2018 decreased $117.7 million compared to the year ended December 31, 2017. Gross profit for the year ended December 31, 2018 decreased $4.7 million compared to the year ended December 31, 2017. The decrease in segment revenues resulted from a lower level of new third-party contracts during 2018 until December 2018, when the Interlock Commercial and Solis Apartments at Interlock projects commenced.

Segment revenues for the year ended December 31, 2017 increased $35.0 million compared to the year ended December 31, 2016. Gross profit for the year ended December 31, 2017 increased $1.8 million compared to the year ended December 31, 2016. The increase in segment revenues resulted from work performed on several large projects in the backlog as of December 31, 2016, including Annapolis Junction, Point Street, and City Center.

The changes in construction backlog for each of the three years ended December 31, 2018 were as follows:

	Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Beginning backlog	$49,167	$217,718	$83,433
New contracts/change orders	192,852	25,224	293,115
Work performed	(76,156)	(193,775)	(158,830)
Ending backlog	$165,863	$49,167	$217,718

During the year ended December 31, 2018, we executed new contracts for the Interlock Commercial and Solis Apartments at Interlock projects, which added $84.9 million and $62.3 million, respectively, to the December 31, 2018 backlog.

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

Consolidated Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,			2018	2017
	2018	2017	2016	Change	Change
	($ in thousands)
Revenues
Rental revenues	$116,958	$108,737	$99,355	$8,221	$9,382
General contracting and real estate services revenues	76,359	194,034	159,030	(117,675)	35,004
Total revenues	193,317	302,771	258,385	(109,454)	44,386
Expenses
Rental expenses	27,222	25,422	21,904	1,800	3,518
Real estate taxes	11,383	10,528	9,629	855	899
General contracting and real estate services expenses	73,628	186,590	153,375	(112,962)	33,215
Depreciation and amortization	39,913	37,321	35,328	2,592	1,993
General and administrative expenses	11,431	10,435	9,552	996	883
Acquisition, development and other pursuit costs	352	648	1,563	(296)	(915)
Impairment charges	1,619	110	355	1,509	(245)
Total expenses	165,548	271,054	231,706	(105,506)	39,348
Gain on real estate dispositions	4,254	8,087	30,533	(3,833)	(22,446)
Operating income	32,023	39,804	57,212	(7,781)	(17,408)
Interest income	10,729	7,077	3,228	3,652	3,849
Interest expense	(19,087)	(17,439)	(16,466)	(1,648)	(973)
Equity in income of unconsolidated real estate entities	372	—	—	372	—
Loss on extinguishment of debt	(11)	(50)	(82)	39	32
Change in fair value of interest rate derivatives	(951)	1,127	(941)	(2,078)	2,068
Other income	388	131	147	257	(16)
Income before taxes	23,463	30,650	43,098	(7,187)	(12,448)
Income tax benefit (provision)	29	(725)	(343)	754	(382)
Net income	$23,492	$29,925	$42,755	$(6,433)	$(12,830)

Rental Revenues. Rental revenues by segment for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Years Ended December 31,			2018	2017
	2018	2017	2016	Change	Change
	($ in thousands)
Office	$20,701	$19,207	$20,929	$1,494	$(1,722)
Retail	67,959	63,109	56,511	4,850	6,598
Multifamily	28,298	26,421	21,915	1,877	4,506
	$116,958	$108,737	$99,355	$8,221	$9,382

Rental revenues increased $8.2 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in office rental revenues resulted primarily from new tenants and renewals most notably at 4525 Main Street, which more than offset the decreases in rental revenues resulting from dispositions of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach properties, which were sold in 2017. The increase in retail rental revenues resulted primarily from property acquisitions and new real estate placed into service. During the year ended December 31, 2018, we acquired Indian Lakes Crossing, Parkway Centre, and Lexington Square and placed into service Premier Retail as well as certain outparcels at Lightfoot Marketplace. During the year ended December 31, 2017, we acquired an outparcel phase of Wendover Village. The increase in multifamily rental revenues resulted primarily from increased occupancy and increased rates at Johns Hopkins Village, the delivery of Premier Apartments, for which the final phase was placed into service during the fourth quarter of 2018, the delivery of Greenside Apartments, portions of which were placed into service in the third and fourth quarters of 2018, as well as increased occupancy at Liberty Apartments and increased rates at Smith's Landing.

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

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues decreased $117.7 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease resulted from a lower level of new third-party contracts during 2018 until December 2018, when the Interlock Commercial and Solis Apartments at Interlock projects commenced.

General contracting and real estate services revenues increased $35.0 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 as a result of several new large projects started subsequent to the first quarter of 2016.

Rental Expenses. Rental expenses by segment for each of the three years ended December 31, 2018 were as follows:

	Years Ended December 31,			2018	2017
	2018	2017	2016	Change	Change
	($ in thousands)
Office	$5,858	$5,483	$5,560	$375	$(77)
Retail	10,903	10,234	9,116	669	1,118
Multifamily	10,461	9,705	7,228	756	2,477
	$27,222	$25,422	$21,904	$1,800	$3,518

Rental expenses increased $1.8 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Office rental expenses increased primarily as a result of higher occupancy. Retail rental expenses increased as a result of property acquisitions and new real estate placed into service. Multifamily rental expenses increased as a result of new real estate placed into service and higher expenses for repairs and maintenance and utilities.

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

Real Estate Taxes. Real estate taxes by segment for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Years Ended December 31,			2018	2017
	2018	2017	2016	Change	Change
	($ in thousands)
Office	2,034	1,859	2,000	$175	$(141)
Retail	6,801	6,175	5,395	626	780
Multifamily	2,548	2,494	2,234	54	260
	$11,383	$10,528	$9,629	$855	$899

Real estate taxes increased $0.9 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Office real estate taxes increased primarily as a result of higher occupancy. Retail real estate taxes increased as a result of property acquisitions and new real estate placed into service. Multifamily real estate taxes increased primarily as a result of new real estate placed into service.

Real estate taxes increased $0.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Office real estate taxes decreased primarily because of the disposition of four office properties in 2016 and 2017. Retail real estate taxes increased because of property acquisitions, new real estate placed into service, and reassessments, particularly at Wendover Village and North Hampton. Multifamily real estate taxes increased because of the reassessment of Encore Apartments and The Cosmopolitan and the delivery of the retail portion Johns Hopkins Village in August 2016.

General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses for the year ended December 31, 2018 decreased $113.0 million compared to the year ended December 31, 2017. The decrease resulted from a lower level of new third-party contracts during 2018 until December 2018, when the Interlock Commercial and Solis Apartments at Interlock projects commenced. General contracting and real estate services expense for the year ended December 31, 2017 increased $33.2 million compared to the year ended December 31, 2016 as a result of several new large projects started subsequent to the first quarter of 2016.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2018 increased $2.6 million compared to the year ended December 31, 2017. The increase was attributable to property acquisitions, new real estate placed into service, and accelerated depreciation relating to assets that were placed into redevelopment and was partially offset by dispositions in 2017 and certain assets that became fully depreciated. Depreciation and amortization for the year ended December 31, 2017 increased $2.0 million compared to the year ended December 31, 2016. The increase was attributable to property acquisitions and new real estate placed into service and was partially offset by dispositions in 2016 and 2017.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2018 increased $1.0 million compared to the year ended December 31, 2017. The increase was primarily due to $0.7 million of severance related costs. General and administrative expenses for the year ended December 31, 2017 increased $0.9 million compared to the year ended December 31, 2016 because of higher regulatory and compliance costs, costs relating to information systems, as well as higher compensation expense and benefit costs from increased employee headcount.

Acquisition, Development and Other Pursuit Costs. During the year ended December 31, 2018, we recognized $0.4 million of costs relating primarily to predevelopment costs for projects that are no longer being pursued. During the year ended December 31, 2017, we recognized $0.6 million of costs relating primarily to abandoned acquisitions. During the year ended December 31, 2016, we recognized $1.6 million of costs primarily attributable to our acquisition of an 11-property retail portfolio, Southgate Square, and Southshore Shops. We adopted new accounting guidance on October 1, 2016 which allowed us to capitalize $0.7 million in costs related to the acquisitions of Renaissance Square and Columbus Village II.

Impairment Charges. Impairment charges during the years ended December 31, 2018 primarily relate to the impairment of Waynesboro Commons, which has been classified as held for sale. Impairment charges during the years ended December 31, 2017 and 2016 primarily relate to tenants that vacated prior to their lease expiration.

Interest Income. Interest income for the years ended December 31, 2018, 2017, and 2016 totaled $10.7 million, $7.1 million, and $3.2 million respectively, and was attributable to our mezzanine loans. As of December 31, 2018, 2017, and 2016, our outstanding mezzanine loan balances were $139.1 million, $82.6 million, and $59.5 million, respectively.

Interest Expense. Interest expense for the year ended December 31, 2018 increased $1.6 million compared to the year ended December 31, 2017 primarily as a result of the increase in interest rates between periods and the increase in net indebtedness of $177.0 million during 2018 through increased borrowings on the corporate credit facility, construction loans, and additional borrowings on the refinanced property loans. Interest expense for the year ended December 31, 2017 increased $1.0 million compared to the year ended December 31, 2016 primarily because of rising interest rates, which was partially offset by lower average debt balances.

Loss on Extinguishment of Debt. During the year ended December 31, 2018, we did not recognize any significant losses on extinguishment of debt. During the year ended December 31, 2017, we recognized a $0.1 million loss on extinguishment of debt as a result of the modification and extension of our credit facility which resulted in the departure of two syndicated lenders from the facility. During the year ended December 31, 2016, we recognized a $0.1 million loss on extinguishment of debt representing the unamortized debt issuance costs associated with our refinancing of the mortgages secured by 249 Central Park Retail, South Retail, Fountain Plaza, 4525 Main Street, and Encore Apartments.

Gain on Real Estate Dispositions. During the year ended December 31, 2018, we recognized gains on real estate dispositions of $4.3 million, which included a gain of $3.4 million on our sale of the River City industrial facility and a gain of $0.8 million on our sale of the Home Depot building at Broad Creek Shopping Center. During the year ended December 31, 2017, we recognized gains on real estate dispositions of $8.1 million, which included a gain of $3.4 million on our sale of the Greentree Wawa outparcel, a gain of $4.2 million on our sale of the Commonwealth of Virginia-Chesapeake and Commonwealth of Virginia-Virginia Beach office buildings, and a gain of $0.5 million on our sale of the land outparcel at Sandbridge Commons. During the year ended December 31, 2016, we recognized gains on real estate dispositions of $30.5 million, which consisted of a $26.2 million gain on the sale of Richmond Tower, a $3.8 million gain on Oyster Point, and a $0.4 million gain on the Newport News Economic Development Authority building.

Change in Fair Value of Interest Rate Derivatives. During the year ended December 31, 2018, we recognized losses on changes in fair value of interest rate derivatives of $1.0 million due to decreases in forward interest rate curves for time periods beginning two years from now. During the year ended December 31, 2017, we recognized gains on changes in fair value of interest rate derivatives of $1.1 million, due to increases in forward interest rate curves. During the year ended December 31, 2016, we recognized losses on changes in fair value of interest rate derivatives of $0.9 million, which was primarily due to the dedesignation of our interest rate swaps during the three months ended March 31, 2016. In 2016, all activity for both interest rate caps and swaps were reclassified out of other income to this line item.

Other Income. Other income for the years ended December 31, 2018, 2017, and 2016 was relatively unchanged, with a small increase in 2018 due to miscellaneous non-tenant income.

Income Taxes. Our TRS, through which we conduct our development and construction business, is subject to federal, state, and local corporate income taxes. The income tax benefit (provision) recognized during the years ended December 31, 2018, 2017, and 2016 is attributable to the (losses) profits of our TRS. As a result of the Tax Reform Legislation in 2017, we remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 25%. The provisional amounts recorded related to the remeasurement of the deferred tax balance was approximately $0.2 million of tax expense during the year ended December 31, 2017.

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

As of December 31, 2018, we had unrestricted cash and cash equivalents of $21.3 million available for both current liquidity needs as well as development activities. As of December 31, 2018, we also had restricted cash in escrow of $2.8 million, some of which is available for capital expenditures at our operating properties. As of December 31, 2018, we had $21.9 million available under our credit facility to meet our short-term liquidity requirements.

We paid off the North Point Center Note 1 loan on January 31, 2019. We have no other loans scheduled to mature during 2019.

ATM Program

On February 26, 2018, we commenced a new at-the-market continuous equity offering program (the "2018 ATM Program") through which we are able to, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $125.0 million. During the year ended December 31, 2018, we issued and sold 4,617,409 shares of common stock at a weighted average price of $14.39 per share under the 2018 ATM Program, receiving net proceeds of $65.2 million after offering costs and commissions; commissions paid to underwriters totaled $1.0 million. During the three months ended December 31, 2018, we issued and sold 389,431 shares of common stock at a weighted average price of $15.05 per share under the 2018 ATM Program, receiving net proceeds of $5.7 million after offering costs and commissions; commissions paid to underwriters totaled $0.1 million.

As of December 31, 2018, we had $58.5 million in availability under the 2018 ATM Program.

Credit Facility

On October 26, 2017, we entered into an amended and restated credit agreement (the "credit agreement”), which provides for a $300.0 million credit facility comprised of a $150.0 million senior unsecured revolving credit facility (the “revolving credit facility”) and a $150.0 million senior unsecured term loan facility (the “term loan facility” and, together with the revolving credit facility, the “credit facility”), with a syndicate of banks. The credit facility replaced our prior $150.0 million revolving credit facility, which was scheduled to mature on February 20, 2019, and our prior $125.0 million term loan facility, which was scheduled to mature on February 20, 2021. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio and for working capital.

The credit facility includes an accordion feature that allows the total commitments to be increased to as much as $450.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders. On March 28, 2018, we increased the maximum commitments of the credit facility to $330.0 million using the accordion feature, with an increase of the term loan facility to $180.0 million. The revolving credit facility has a scheduled maturity date of October 26, 2021, with two six-month extension options, subject to certain conditions, including payment of a 0.075% extension fee at each extension. The term loan facility has a scheduled maturity date of October 26, 2022.

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

The credit facility limits our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreement allows us to pay cash dividends with respect to any 12-month period in an amount not to exceed the greater of: (i) 95% of adjusted funds from operations (as defined in the credit agreement) or (ii) the amount required for us (a) to maintain our status as a REIT and (b) to avoid income or excise tax under the Code. If certain defaults or events of default exist, we may pay cash dividends with respect to any 12-month period to the extent necessary to maintain our status as a REIT. The credit facility also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans, and unconsolidated affiliates, and restricts the amount of stock and OP units that we may repurchase during the term of the credit facility.

We may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

The credit agreement includes customary events of default, in certain cases subject to customary periods to cure. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the credit facility to be immediately due and payable.

We are currently in compliance with all covenants under the credit agreement.

On January 31, 2019, we increased the maximum commitments under the credit facility to $355.0 million using the accordion feature, with an increase of the term loan facility to $205.0 million.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of December 31, 2018 ($ in thousands):

			Effective Rate for
	Amount	Interest	Variable-Rate			Balance at
Secured Debt	Outstanding	Rate(a)	Debt		Maturity Date	Maturity
North Point Center Note 1 (b)	$9,352	6.45%			February 5, 2019	$9,333
Greenside (Harding Place)	25,902	LIBOR + 2.95%	5.45%		February 24, 2020	25,902
Premier (Town Center Phase VI)	19,214	LIBOR + 3.50%	6.00%		June 29, 2020	19,214
Hoffler Place (King Street)	11,445	LIBOR + 3.24%	5.74%		January 1, 2021	11,445
Summit Place (Meeting Street)	11,057	LIBOR + 3.24%	5.74%		January 1, 2021	11,057
Southgate Square	21,442	LIBOR + 1.60%	4.10%		April 29, 2021	19,462
4525 Main Street (c)	32,034	3.25%			September 10, 2021	30,774
Encore Apartments (c)	24,966	3.25%			September 10, 2021	24,006
Hanbury Village	19,019	3.78%			August 15, 2022	17,109
Socastee Commons	4,671	4.57%			January 6, 2023	4,223
Sandbridge Commons	8,258	LIBOR + 1.75%	4.25%		January 17, 2023	7,248
249 Central Park Retail (d)	17,045	LIBOR + 1.60%	4.10%		August 10, 2023	15,935
South Retail (d)	7,483	LIBOR + 1.60%	4.10%		August 10, 2023	6,992
Fountain Plaza Retail (d)	10,257	LIBOR + 1.60%	4.10%		August 10, 2023	9,594
Lightfoot Marketplace	10,500	LIBOR + 1.75%	4.77%	(e)	October 12, 2023	10,500
Brooks Crossing Office	6,910	LIBOR + 1.60%	4.10%		July 1, 2025	6,910
Market at Mill Creek	7,283	LIBOR + 1.55%	4.05%		July 12, 2025	7,283
Johns Hopkins Village	52,708	LIBOR + 1.25%	4.19%	(e)	August 7, 2025	45,967
North Point Center Note 2	2,346	7.25%			September 15, 2025	1,344
Lexington Square	14,940	4.50%			September 1, 2028	12,090
Smith's Landing	18,985	4.05%			June 1, 2035	—
Liberty Apartments	14,437	5.66%			November 1, 2043	—
The Cosmopolitan	44,468	3.35%			July 1, 2051	—
Total secured debt	$394,722					$296,388
Unsecured Debt
Senior unsecured revolving credit facility	126,000	LIBOR+1.40%-2.00%	4.05%		October 26, 2021	126,000
Senior unsecured term loan	80,000	LIBOR+1.35%-1.95%	4.00%		October 26, 2022	80,000
Senior unsecured term loan	50,000	LIBOR+1.35%-1.95%	3.50%	(e)	October 26, 2022	50,000
Senior unsecured term loan	50,000	LIBOR+1.35%-1.95%	4.28%	(e)	October 26, 2022	50,000
Total unsecured debt	$306,000					$306,000
Total principal balances	700,722					602,388
Unamortized GAAP adjustments	(6,483)					—
Indebtedness, net	$694,239					$602,388
________________________________________

(a)	LIBOR is determined by individual lenders.

(b)	On January 31, 2019, North Point Center Note 1 was paid off.

(c)	Cross collateralized.

(d)	Cross collateralized.

(e)	Subject to an interest rate swap agreement.

We currently are in compliance with all covenants on our outstanding indebtedness.

As of December 31, 2018, our outstanding indebtedness matures during the following years ($ in thousands):

			Percentage of
Year	Amount Due(1)		Total
2019	$14,926	(2)	2%
2020	51,742		7%
2021	228,565		33%
2022	201,912		29%
2023	58,508		8%
Thereafter	145,069		21%
	$700,722		100%
________________________________________
(1) Includes scheduled principal amortization payments.
(2) North Point Note 1, which had an outstanding principal balance of $9,333, was paid off on January 31, 2019.

Interest Rate Derivatives

On February 20, 2015, we entered into a $50.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $50.0 million interest rate swap has a fixed rate of 2.00%, an effective date of March 1, 2016, and a maturity date of February 20, 2020. We entered into this interest rate swap agreement in connection with the senior unsecured term loan facility with an original balance of $50.0 million that bears interest at LIBOR plus 1.35% to 1.95%, depending on our total leverage.

On April 23, 2018, we entered into a floating-to-fixed interest rate swap attributable to one-month LIBOR-indexed interest payments with a notional amount of $50.0 million. The interest rate swap has a fixed rate of 2.783%, an effective date of May 1, 2018, and a maturity date of May 1, 2023.

On July 27, 2018, we entered into a LIBOR interest rate swap agreement that effectively fixes the interest rate of the new Johns Hopkins Village note payable at 4.19% per annum with a maturity date of August 7, 2025. We designated the interest rate swap as a cash flow hedge for accounting purposes.

On October 12, 2018, we entered into a LIBOR interest rate swap agreement that effectively fixes the interest rate of the initial $10.5 million tranche of the new Lightfoot Marketplace note payable at 4.77% per annum until stabilization and 4.62% per annum thereafter. The swap matures on October 12, 2023. We designated the interest rate swap as a cash flow hedge for accounting purposes.

As of December 31, 2018, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
February 7, 2017	March 1, 2019	1.50%	$50,000
June 23, 2017	July 1, 2019	1.50%	50,000
September 18, 2017	October 1, 2019	1.50%	50,000
November 28, 2017	December 1, 2019	1.50%	50,000
March 7, 2018	April 1, 2020	2.25%	50,000
July 16, 2018	August 1, 2020	2.50%	50,000
December 11, 2018	January 1, 2021	2.75%	50,000
Total			$350,000

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2018 (in thousands):

		Payments due by period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Principal payments of long-term indebtedness (1)	$700,722	$14,926	$280,307	$260,420	$145,069
Ground and other operating leases	117,514	2,127	4,659	4,767	105,961
Long-term debt—fixed interest	95,050	13,408	25,613	15,954	40,075
Long-term debt—variable interest(2) (3)	46,976	15,621	24,011	6,415	929
Tenant-related and other commitments	25,772	17,085	8,572	—	115
Total(4)	$986,034	$63,167	$343,162	$287,556	$292,149
________________________________________

(1)
Does not reflect $12,000 in additional borrowings on the revolving line of credit in January 2019 and a $15,000 paydown on the revolving line of credit in February 2019. North Point Note 1, which had an outstanding principal balance of $9,333, was paid off on January 31, 2019.

(2)	For long-term debt that bears interest at variable rates, we estimated future interest payments using the indexed rates as of December 31, 2018. LIBOR as of December 31, 2018 was 250 basis points.

(3)
Assumes the balance outstanding of $126.0 million and the weighted average interest rate of 4.05% in effect at December 31, 2018 remain in effect until maturity of our secured revolving credit facility. Amounts also include unused credit facility fees assuming the balance outstanding at December 31, 2018 remains outstanding through maturity of our secured revolving credit facility.

(4)
Contractual obligations above do not include funding obligations to non-wholly owned development projects as well as unfunded mezzanine loan commitments due to the uncertainty of the timing and amounts of certain of these obligations. Refer to "Item 1. Business" for information about our development projects and mezzanine loans.

Off-Balance Sheet Arrangements

In connection with our mezzanine lending activities, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by us as of December 31, 2018 (in thousands):

Development project	Payment guarantee amount
1405 Point	$25,000
The Residences at Annapolis Junction	8,300
Delray Plaza	4,750	(a)
Nexton Square	—	(b)
Interlock Commercial	—	(c)
Solis Apartments at Interlock	—	(d)
City Center	18,457	(e)
Total	$56,507

(a) On January 8, 2019, the mezzanine loan and senior construction loan were modified, and the payment guarantee amount increased to $5.2 million.
(b) As of December 31, 2018, this payment guarantee was not yet effective because the senior construction loan had not yet been executed. On February 8, 2019, the senior construction loan was executed and the $12.6 million payment guarantee became effective. We have also guaranteed completion of the development project to the senior construction lender.
(c) As of December 31, 2018, this $30.7 million payment guarantee was not yet effective because the senior construction loan had not yet been executed. Once the senior construction loan is executed, we will also guarantee completion of the development project to the senior lender. We have also guaranteed completion of the development project to Georgia Tech, the ground lessor.
(d) There is no payment guarantee for the senior construction loan on this project. We have guaranteed completion of the development project to the senior lender.

(e) Durham City Center is accounted for as an equity method investment.

We have entered into a standby letter of credit for $2.1 million as a guarantee of the senior construction loan on the Point Street Apartments construction project and a standby letter of credit for $0.3 million as a guarantee of the tenant buildout for a tenant at Columbus Village. Letters of credit generally are available for draw down in the event we do not perform.

Cash Flows

	Years Ended
	December 31,
	2018	2017	Change
	($ in thousands)
Operating Activities	$56,087	$51,236	$4,851
Investing Activities	(240,563)	(95,355)	(145,208)
Financing Activities	185,611	41,842	143,769
Net Increase (Decrease)	$1,135	$(2,277)	$3,412
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$22,916	$25,193
Cash, Cash Equivalents, and Restricted Cash, End of Period	$24,051	$22,916

Net cash provided by operating activities for the year ended December 31, 2018 increased $4.9 million compared to the year ended December 31, 2017 primarily as a result of increased cash provided by property operations, proceeds received from the sale of the Annapolis Junction purchase option, and interest payments received for the Annapolis Junction mezzanine loan. These increases were partially offset by timing differences in construction assets and liabilities.

Net cash used for investing activities for the year ended December 31, 2018 increased $145.2 million compared to the year ended December 31, 2017 primarily due to increased development activity, acquisition activity, and issuances of mezzanine loans.

Net cash provided by financing activities for the year ended December 31, 2018 increased $143.8 million compared to the year ended December 31, 2017 primarily due to increased borrowing activity on our unsecured credit facility and construction loans.

	Years Ended
	December 31,
	2017	2016	Change
	($ in thousands)
Operating Activities	$51,236	$56,985	$(5,749)
Investing Activities	(95,355)	(223,031)	127,676
Financing Activities	41,842	161,426	(119,584)
Net Increase (Decrease)	$(2,277)	$(4,620)	$2,343
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$25,193	$29,813
Cash, Cash Equivalents, and Restricted Cash, End of Period	$22,916	$25,193

Net cash provided by operating activities for the year ended December 31, 2017 decreased $5.7 million compared to the year ended December 31, 2016 primarily as a result of the timing of construction payables and receivables. This was partially offset by increased cash generated by property operations.

Net cash used for investing activities for the year ended December 31, 2017 decreased $127.7 million compared to the year ended December 31, 2016 primarily due to decreased acquisition and development activity. Cash outflows for acquisitions totaled $30.0 million for the year ended December 31, 2017 compared to $195.6 million for the year ended December 31, 2016.
Additionally, cash used for development activities and issuances of notes receivable was lower for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Net cash provided by financing activities for the year ended December 31, 2017 decreased $119.6 million compared to the year ended December 31, 2016 primarily as a result of decreased net debt issuances and borrowings, which was partially offset by increased common stock issuances.

Non-GAAP Financial Measures

FFO and Normalized FFO

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("Nareit"). Nareit defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs), impairment of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates, and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our year-over-year performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, impairment of intangible assets and liabilities, property acquisition, development, and other pursuit costs, mark-to-market adjustments for interest rate derivatives, severance related costs, and other non-comparable items.

The following table sets forth a reconciliation of FFO and Normalized FFO for each of the three years ended December 31, 2018 to net income, the most directly comparable GAAP measure:

	Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Net income	$23,492	$29,925	$42,755
Depreciation and amortization	40,178	37,321	35,328
Gain on operating real estate dispositions	(833)	(7,595)	(30,103)
Impairment of real estate assets	1,502	—	—
Funds from operations	$64,339	$59,651	$47,980
Acquisition, development and other pursuit costs	352	648	1,563
Impairment of intangible assets and liabilities	117	110	355
Loss on extinguishment of debt	11	50	82
Change in fair value of interest rate derivatives	951	(1,127)	941
Severance related costs	688	—	—
Normalized funds from operations	$66,458	$59,332	$50,921

The adjustment for depreciation and amortization for the year ended December 31, 2018 includes depreciation and amortization attributable to our investment in One City Center, which is an unconsolidated real estate investment.

The adjustment for gain on operating real estate dispositions for the year ended December 31, 2018 excludes the gain on the River City industrial facility because this property was sold before being placed into service. The adjustment for gain on operating real estate dispositions for the year ended December 31, 2017 excludes the gain on the land outparcel at Sandbridge Commons because this was a non-operating parcel. Additionally, the adjustment for gain on real estate dispositions for the year ended December 31, 2016 excludes the gain on the Newport News Economic Authority building because this property was sold before being placed in service.

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

As of December 31, 2018 and excluding unamortized GAAP adjustments, approximately $348.4 million, or 49.7%, of our debt had fixed interest rates and approximately $352.3 million, or 50.3%, had variable interest rates. Considering interest rate swaps and caps, 99.7% of our debt is either fixed-rate or economically hedged. As of December 31, 2018, LIBOR was approximately 250 basis points. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were to increase by 100 basis points, our cash flow would decrease by approximately $0.5 million per year due to our interest rate derivatives. Assuming no change in the level of our variable-rate debt or derivative instruments, if LIBOR were reduced by 100 basis points, our cash flow would increase by approximately $1.4 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2018, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2019.

Item 11.	Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2019.

Item 14.	Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-46.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-47 through F-49:

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

3.2
Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (Incorporated by Reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 23, 2018)

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

10.4†
Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto (Incorporated by Reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 2, 2016)

10.5†*	Armada Hoffler, L.P. Amended and Restated Executive Severance Benefit Plan with the participants listed on Schedule A thereto.

10.6	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

10.7
Amendment No. 1, dated as of March 19, 2014, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.8
Amendment No. 2, dated as of July 10, 2015, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2015)

10.9†*	Armada Hoffler Properties, Inc. Amended and Restated Short-Term Incentive Program.

10.10
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

10.11
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

10.12	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed March 1, 2017)

10.13
Amended and Restated Credit Agreement, dated as of October 26, 2017, among Armada Hoffler, L.P. as Borrower, Armada Hoffler Properties, Inc., as Parent, Bank of America, N.A., as Administrative Agent, and the other agents and Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed November 1, 2017)

Exhibit Number	Description
10.14
Amended and Restated Guaranty Agreement, dated as of October 26, 2017, among certain subsidiaries of Armada Hoffler, L.P. named therein for the benefit of the Administrative Agent and the Lenders named in the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed November 1, 2017)

10.15†*	Separation Agreement by and among Armada Hoffler Properties, Inc. and Eric Smith, dated as of November 9, 2018.

21.1*	List of Subsidiaries of Armada Hoffler Properties, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2019

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Hoffler	Executive Chairman and Director	February 28, 2019
Daniel A. Hoffler

/s/ A. Russell Kirk	Vice Chairman and Director	February 28, 2019
A. Russell Kirk

/s/ Louis S. Haddad	President, Chief Executive Officer and Director	February 28, 2019
Louis S. Haddad	(principal executive officer)

/s/ Michael P. O’Hara	Chief Financial Officer, Treasurer, and Secretary	February 28, 2019
Michael P. O’Hara	(principal financial officer and principal accounting officer)

/s/ George F. Allen	Director	February 28, 2019
George F. Allen

/s/ James A. Carroll	Director	February 28, 2019
James A. Carroll

/s/ James C. Cherry	Director	February 28, 2019
James C. Cherry

/s/ Eva S. Hardy	Director	February 28, 2019
Eva S. Hardy

/s/ John W. Snow	Director	February 28, 2019
John W. Snow

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2018

Item 8, Item 15(a)(1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Armada Hoffler Properties, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Armada Hoffler Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Tysons, Virginia
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and Financial Statement Schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Tysons, Virginia
February 28, 2019

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Balance Sheets

(In thousands, except par value and share data)

	DECEMBER 31,
	2018	2017
ASSETS
Real estate investments:
Income producing property	$1,037,917	$910,686
Held for development	2,994	680
Construction in progress	135,675	83,071
	1,176,586	994,437
Accumulated depreciation	(188,775)	(164,521)
Net real estate investments	987,811	829,916
Real estate held for sale	929	—
Cash and cash equivalents	21,254	19,959
Restricted cash	2,797	2,957
Accounts receivable, net	19,016	15,691
Notes receivable	138,683	83,058
Construction receivables, including retentions	16,154	23,933
Construction contract costs and estimated earnings in excess of billings	1,358	245
Equity method investments	22,203	11,411
Other assets	55,177	55,953
Total Assets	$1,265,382	$1,043,123
LIABILITIES AND EQUITY
Indebtedness, net	$694,239	$517,272
Accounts payable and accrued liabilities	15,217	15,180
Construction payables, including retentions	50,796	47,445
Billings in excess of construction contract costs and estimated earnings	3,037	3,591
Other liabilities	46,203	39,352
Total Liabilities	809,492	622,840
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 50,013,731 and 44,937,763 shares issued and outstanding as of December 31, 2018 and 2017, respectively	500	449
Additional paid-in capital	357,353	287,407
Distributions in excess of earnings	(82,699)	(61,166)
Accumulated other comprehensive loss	(1,283)	—
Total stockholders’ equity	273,871	226,690
Noncontrolling interests	182,019	193,593
Total Equity	455,890	420,283
Total Liabilities and Equity	$1,265,382	$1,043,123

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Comprehensive Income

(In thousands, except per share and unit data)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Revenues
Rental revenues	$116,958	$108,737	$99,355
General contracting and real estate services revenues	76,359	194,034	159,030
Total revenues	193,317	302,771	258,385
Expenses
Rental expenses	27,222	25,422	21,904
Real estate taxes	11,383	10,528	9,629
General contracting and real estate services expenses	73,628	186,590	153,375
Depreciation and amortization	39,913	37,321	35,328
General and administrative expenses	11,431	10,435	9,552
Acquisition, development and other pursuit costs	352	648	1,563
Impairment charges	1,619	110	355
Total expenses	165,548	271,054	231,706
Gain on real estate dispositions	4,254	8,087	30,533
Operating income	32,023	39,804	57,212
Interest income	10,729	7,077	3,228
Interest expense	(19,087)	(17,439)	(16,466)
Equity in income of unconsolidated real estate entities	372	—	—
Loss on extinguishment of debt	(11)	(50)	(82)
Change in fair value of interest rate derivatives	(951)	1,127	(941)
Other income	388	131	147
Income before taxes	23,463	30,650	43,098
Income tax benefit (provision)	29	(725)	(343)
Net income	23,492	29,925	42,755
Net income attributable to noncontrolling interests	(6,289)	(8,878)	(14,681)
Net income attributable to stockholders	$17,203	$21,047	$28,074
Net income per share and unit:
Basic and diluted	$0.36	$0.50	$0.85
Weighted-average outstanding:
Common shares	47,512	42,423	33,057
Common units	17,242	17,758	17,167
Basic and diluted	64,754	60,181	50,224
Comprehensive income:
Net income	$23,492	$29,925	$42,755
Unrealized cash flow hedge losses	(1,894)	—	—
Realized cash flow hedge losses reclassified to net income	169	—	—
Comprehensive income	21,767	29,925	42,755
Comprehensive income attributable to noncontrolling interests	(5,847)	(8,878)	(14,681)
Comprehensive income attributable to stockholders	$15,920	$21,047	$28,074
See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Equity

(In thousands, except share data)

	Shares of common stock	Common stock	Additional paid- in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total Equity
Balance, January 1, 2016	30,076,359	$300	$102,906	$(53,010)	$(648)	$49,548	$176,172	$225,720
Net income	—	—	—	28,074	—	28,074	14,681	42,755
Dedesignation of cash flow hedge	—	—	—	—	648	648	400	1,048
Net proceeds from sales of common stock	5,312,855	53	66,969	—	—	67,022	—	67,022
Restricted stock awards, net of tax withholding	101,147	1	1,161	—	—	1,162	—	1,162
Acquisitions of real estate investments	2,000,000	20	26,080	—	—	26,100	21,178	47,278
Redemption of operating partnership units	—	—	(2)	—	—	(2)	(56)	(58)
Dividends and distributions declared	—	—	—	(24,409)	—	(24,409)	(11,540)	(35,949)
Balance, December 31, 2016	37,490,361	374	197,114	(49,345)	—	148,143	200,835	348,978
Net income	—	—	—	21,047	—	21,047	8,878	29,925
Net proceeds from sales of common stock	7,350,690	74	91,307	—	—	91,381	—	91,381
Restricted stock awards, net of tax withholding	97,173	1	1,442	—	—	1,443	—	1,443
Restricted stock award forfeitures	(461)	—	(2)	—	—	(2)	—	(2)
Acquisitions of noncontrolling interests in real estate investments	—	—	(1,493)	—	—	(1,493)	982	(511)
Redemption of operating partnership units	—	—	(961)	—	—	(961)	(4,194)	(5,155)
Dividends and distributions declared	—	—	—	(32,868)	—	(32,868)	(12,908)	(45,776)
Balance, December 31, 2017	44,937,763	449	287,407	(61,166)	—	226,690	193,593	420,283
Net income	—	—	—	17,203	—	17,203	6,289	23,492
Unrealized cash flow hedge losses	—	—	—	—	(1,410)	(1,410)	(484)	(1,894)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	127	127	42	169
Net proceeds from sales of common stock	4,617,409	46	65,198	—	—	65,244	—	65,244
Restricted stock awards, net of tax withholding	124,258	2	1,562	—	—	1,564	—	1,564
Restricted stock award forfeitures	(4,403)	—	(32)	—	—	(32)	—	(32)
Issuance of operating partnership units for acquisitions	—	—	(5)	—	—	(5)	2,201	2,196
Redemption of operating partnership units	338,704	3	3,223	—	—	3,226	(5,821)	(2,595)
Dividends and distributions declared	—	—	—	(38,736)	—	(38,736)	(13,801)	(52,537)
Balance, December 31, 2018	50,013,731	$500	$357,353	$(82,699)	$(1,283)	$273,871	$182,019	$455,890

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows

(In thousands)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$23,492	$29,925	$42,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	30,395	25,974	23,453
Amortization of leasing costs and in-place lease intangibles	9,518	11,347	11,875
Accrued straight-line rental revenue	(2,731)	(1,222)	(1,091)
Amortization of leasing incentives and above or below-market rents	(266)	(195)	(85)
Accrued straight-line ground rent expense	214	530	371
Bad debt expense	419	564	203
Noncash stock compensation	1,281	1,323	1,082
Impairment charges	1,619	110	355
Noncash interest expense	1,116	1,274	980
Noncash loss on extinguishment of debt	11	50	82
Gain on real estate dispositions	(4,254)	(8,087)	(30,533)
Adjustment for Annapolis Junction purchase option (1)	4,489	—	—
Change in the fair value of interest rate derivatives	951	(1,127)	941
Equity in income of unconsolidated real estate entities	(372)	—	—
Changes in operating assets and liabilities:
Property assets	(3,539)	(2,415)	(2,964)
Property liabilities	1,709	2,793	3,979
Construction assets	7,554	17,573	(6,385)
Construction liabilities	(15,248)	(20,110)	15,189
Interest receivable	(271)	(7,071)	(3,222)
Net cash provided by operating activities	56,087	51,236	56,985
INVESTING ACTIVITIES
Development of real estate investments	(133,791)	(45,730)	(57,425)
Tenant and building improvements	(11,723)	(12,252)	(6,698)
Acquisitions of real estate investments, net of cash received	(57,544)	(30,026)	(195,645)
Dispositions of real estate investments, net of selling costs	34,673	12,557	96,670
Notes receivable issuances	(58,208)	(16,219)	(48,499)
Notes receivable paydowns	1,165	—	—
Leasing costs	(4,607)	(2,235)	(2,374)
Leasing incentives	(108)	(274)	(236)
Contributions to equity method investments	(10,420)	(1,176)	(8,824)
Net cash used for investing activities	(240,563)	(95,355)	(223,031)
FINANCING ACTIVITIES
Proceeds from sales of common stock	66,457	96,044	68,475
Offering costs	(1,213)	(4,663)	(1,453)
Common shares tendered for tax withholding	(409)	(289)	(218)
Debt issuances, credit facility and construction loan borrowings	349,580	162,585	316,852
Debt and credit facility repayments, including principal amortization	(173,855)	(160,661)	(186,533)
Debt issuance costs	(1,457)	(2,403)	(1,796)
Redemption of operating partnership units	(2,595)	(5,155)	(58)
Dividends and distributions	(50,897)	(43,616)	(33,843)
Net cash provided by financing activities	185,611	41,842	161,426
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,135	(2,277)	(4,620)
Cash, cash equivalents, and restricted cash, beginning of period (2)	22,916	25,193	29,813
Cash, cash equivalents, and restricted cash, end of period (2)	$24,051	$22,916	$25,193

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows (Continued)

(In thousands)

Supplemental cash flow information:
Cash paid for interest	$(17,319)	$(16,318)	$(15,326)
Cash refunded (paid) for income taxes	$555	$(371)	$(121)
Increase in dividends payable	$1,640	$2,160	$2,106
Common shares and OP units issued for acquisitions (3)	$1,702	$506	$47,278
Change in accrued capital improvements and development costs	$18,310	$10,899	$(8,183)
Operating Partnership units redeemed for common shares	$3,715	$—	$—
Debt principal extinguished in conjunction with real estate sales	$—	$5,594	$6,400
Debt principal assumed in conjunction with real estate acquisitions	$—	$—	$21,150
Redeemable noncontrolling interest from development	$—	$2,000	$—
Deferred payment for land acquisition	$—	$600	$—

(1) See Note 6 to the consolidated financial statements. Borrower paid $5.0 million in exchange for the Company's purchase option. Recognition of income was initially deferrred and is being recognized as additional interest income on the note receivable over the one-year remaining term.
(2) The following table sets forth the items from the Company's Consolidated Balance Sheets that are included in cash, cash equivalents, and restricted cash in the consolidated statements of cash flows:

	As of December 31
	2018	2017
Cash and cash equivalents	$21,254	$19,959
Restricted cash	2,797	2,957
Cash, cash equivalents, and restricted cash	$24,051	$22,916

(3) 2017 issuance consists of OP Units contingently issuable upon the satisfaction of certain conditions relating to the Johns Hopkins Village property. These OP Units were issued in 2018.

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Consolidated Financial Statements

1.	Business and Organization

Armada Hoffler Properties, Inc. (the “Company”) is a full service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States.

The Company is a real estate investment trust ("REIT"), and is the sole general partner of Armada Hoffler, L.P. (the “Operating Partnership”), and as of December 31, 2018, owned 74.5% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) and certain related formation transactions on May 13, 2013.

As of December 31, 2018, the Company's operating portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick’s at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Indian Lakes Crossing	Retail	Virginia Beach, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Lightfoot Marketplace	Retail	Williamsburg, Virginia	70%	(1)
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
________________________________________
*    Located in the Town Center of Virginia Beach
(1)    The Company is entitled to a preferred return of 9% on its investment in Lightfoot Marketplace.

As of December 31, 2018, the following properties were either under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Premier Apartments (Town Center Phase VI)	Multifamily	Virginia Beach, Virginia*	100%
Premier Retail (Town Center Phase VI)	Retail	Virginia Beach, Virginia*	100%
Greenside (Harding Place)	Multifamily	Charlotte, North Carolina	80%	(1)
Hoffler Place (King Street)	Multifamily	Charleston, South Carolina	93%
Summit Place (Meeting Street)	Multifamily	Charleston, South Carolina	90%
Brooks Crossing Retail	Retail	Newport News, Virginia	65%	(2)
Brooks Crossing Office	Office	Newport News, Virginia	65%	(2)
Lightfoot outparcel	Retail	Williamsburg, Virginia	70%	(3)
Market at Mill Creek	Retail	Mount Pleasant, South Carolina	70%	(4)
Wills Wharf	Mixed-use	Baltimore, Maryland	100%
________________________________________
*Located in the Town Center of Virginia Beach
(1) The Company is entitled to a preferred return of 9% on a portion of its investment in Greenside.
(2) The Company is entitled to a preferred return of 8% on its investment in Brooks Crossing.
(3) The Company is entitled to a preferred return of 9% on its investment in Lightfoot.
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

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period's presentation.

The Company has included gain on real estate dispositions as a component of operating income to present gain on real estate dispositions in accordance with ASC 360-10-45-5. The change was made for the prior periods as the Securities and Exchange Commission has eliminated Rule 3-15(a) of Regulation S-X, which had required REIT's to present gains and losses on sale of properties outside of continuing operations in the income statement. The rule change is effective for all filings made on or after November 5, 2018.

During the second quarter of 2018, the Company identified certain immaterial classification errors on the Company's Consolidated Statements of Cash Flows and determined that, in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and future periodic reports, the Company would correct these classification errors. One classification error was corrected by including within the changes in operating assets and liabilities in the operating activities section a new line item for "Interest receivable." A corresponding adjustment was recorded to reduce the amount of "Notes receivable issuances" within investing activities on the consolidated statement of cash flows. These reclassifications totaled $7.1 million and $3.2 million during the years ended December 31, 2017 and 2016, respectively. These reclassifications decreased "Net cash provided by operating activities" and "Net cash used for investing activities" by an equal and offsetting amount. These reclassifications did not have any impact on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statement of Equity, or any other operating measure for the periods affected.

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

The second classification error was corrected by including within financing activities on the Consolidated Statements of Cash Flows a new line item for “Common shares tendered for tax withholding.” A corresponding adjustment was recorded to the "Changes in operating assets and liabilities: Property liabilities" within operating activities on the Consolidated Statements of Cash Flows. This reclassification totaled $0.3 million and $0.2 million during the years ended December 31, 2017 and 2016, respectively. These reclassifications increased “Net cash provided by operating activities” and decreased “Net cash provided by financing activities” by an equal and offsetting amount.

Revenue Recognition

Rental Revenues

The Company leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Rental revenues include $2.7 million, $1.2 million and $1.1 million of straight-line rent adjustments for the years ended December 31, 2018, 2017, and 2016, respectively. The Company begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with the Company’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of such revenue is probable. The Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. Contingent rents included in rental revenues were $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Leasing incentive amortization was $0.7 million, $0.8 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company recognizes fair value adjustments recorded at the time of lease assumption in rental income on a straight line basis as a reduction to revenue over the remaining life of the lease or any renewal periods for which the Company determines have value at the time of acquisition. The Company recognizes cost reimbursement revenue for real estate taxes, operating expenses, and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. The Company recognizes lease termination fees either upon termination or amortizes them over any remaining lease term.

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

The Company recognizes general contracting revenues as a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For each construction contract, the Company identifies the performance obligations, which typically include the delivery of a single building constructed according to the specifications of the contract. The Company estimates the total transaction price, which generally includes a fixed contract price and may also include variable components such as early completion bonuses, liquidated damages, or cost savings to be shared with the customer. Variable components of the contract price are included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur. The Company recognizes the estimated transaction price as revenue as it satisfies its performance obligations; the Company estimates its progress in satisfying performance obligations for each contract using the input method, based on the proportion of incurred costs relative to total estimated construction costs at completion. Construction contract costs include all direct material, direct labor, subcontract costs, and overhead costs directly related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, are all significant judgments that may result in revisions to costs and income and are recognized in the period in which they are determined. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined. The Company defers precontract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable.

The Company recognizes real estate services revenues from property development and management as it satisfies its performance obligations under these service arrangements.

The Company assesses whether multiple contracts with a single counterparty may be combined into a single contract for the revenue recognition purposes based on factors such as the timing of the negotiation and execution of the contracts and whether the economic substance of the contracts was contemplated separately or in tandem.

Real Estate Investments

Income producing property primarily includes land, buildings, and tenant improvements and is stated at cost. Real estate investments held for development include land and capitalized development costs. The Company reclassifies real estate investments held for development to construction in progress upon commencement of construction. Construction in progress is stated at cost. Direct and certain indirect costs clearly associated with the development, redevelopment, construction, leasing, or expansion of real estate assets are capitalized as a cost of the property. Repairs and maintenance costs are expensed as incurred.

The Company capitalizes direct and indirect project costs associated with the initial development of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include preacquisition, development, and preconstruction costs including overhead, salaries, and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent, and interest. Interest capitalized during the years ended December 31, 2018, 2017, and 2016 was $5.0 million, $1.3 million and $1.0 million, respectively. Overhead, salaries and related personnel costs capitalized during the years ended December 31, 2018, 2017, and 2016 were $3.1 million, $2.4 million and $1.7 million, respectively.

The Company capitalizes preacquisition development costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized preacquisition development costs are presented within other assets in the consolidated balance sheets. Capitalized preacquisition development costs as of December 31, 2018 and 2017 were $1.2 million and $1.4 million, respectively. Costs attributable to unsuccessful projects are expensed.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5—20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease
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

The Company values debt assumed in connection with operating property acquisitions based on a discounted cash flow analysis of the expected cash flows of the debt. Such analysis considers the contractual terms of the debt, including the period to maturity, credit characteristics, and other terms of the arrangements, which are Level 3 inputs in the fair value hierarchy.

Real Estate Sales

The Company accounts for the sale of real estate assets and any related gain in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions other than retail land sales. The Company recognizes the sale and associated gain or loss once it transfers control of the real estate asset and the Company does not have significant continuing involvement.

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

As of December 31, 2018, the Waynesboro Commons shopping center was classified as held for sale. No properties were held for sale as of December 31, 2017.

Impairment of Long Lived Assets

The Company evaluates its real estate assets for impairment on a property by property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, the Company compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value. The impairment charges recognized during the year ended December 31, 2018 primarily relate to the $1.5 million impairment of Waynesboro Commons, which was classified as of held for sale as of December 31, 2018. Impairment charges recognized during the years ended December 31, 2017 and 2016 represent unamortized leasing or acquired intangible assets related to vacated tenants.

Interest Income

Interest income on notes receivable is accrued based on the contractual terms of the loans and when it is deemed collectible. Many loans provide for accrual of interest that will not be paid until maturity of the loan. Interest is recognized on these loans at the accrual rate subject to the determination that accrued interest is ultimately collectible, based on the underlying collateral and the status of development activities, as applicable. If this determination cannot be made, recognition of interest income may be fully or partially deferred until it is ultimately paid.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, investments in money market funds, and investments with an original maturity of three months or less.

Restricted Cash

Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

Accounts Receivable, net

Accounts receivable include amounts from tenants for base rents, contingent rents, and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2018 and 2017, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $15.2 million and $12.8 million, respectively.

The Company’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual receivables, current economic conditions, historical experience, and other relevant factors. The Company establishes reserves for tenant receivables outstanding over 90 days. For all such tenants, the Company also reserves any related accrued straight-line rental revenue. Additional reserves are recorded for more current amounts, as applicable, when the Company has determined collectability to be doubtful. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $0.6 million and $0.5 million, respectively. The Company presents bad debt expense within rental expenses in the consolidated statements of comprehensive income.

Notes Receivable

Notes receivable represent financing to third parties in the form of mortgage or mezzanine loans for the development of new real estate. The Company's mezzanine loans are typically made to borrowers who have little or no equity in the underlying development projects. Mezzanine loans are secured, in part, by pledges of ownership interests of the entities that own the underlying real estate. The loans generally have junior liens on the respective real estate projects. The Company evaluates the collectability of both the interest on and principal of each of its notes receivable based primarily upon the financial condition of the individual borrowers. The Company considers factors such as the progress of development activities, including leasing activities, projected development costs, and current and projected loan balances. A loan is determined to be impaired when, based upon then-current information, it is no longer probable that the Company will be able to collect all contractual amounts due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the loan and its estimated realizable value.

Guarantees

The Company measures and records a liability for the fair value of its guarantees on a nonrecurring basis upon issuance using Level 3 internally-developed inputs. These guarantees typically relate to payments that could be required of the Company to senior lenders on its mezzanine loan investments. The Company bases its estimated fair value on the market approach, which compares the guarantee terms and credit characteristics of the underlying development project to other projects for which guarantee pricing terms are available. The offsetting entry for the guarantee liability is a premium on the related loan receivable. The liability is amortized on a straight-line basis over the remaining term of the guarantee. On a quarterly basis, the Company assesses the likelihood of a contingent liability in connection with these guarantees and will record an additional guarantee liability if the unamortized guarantee liability is insufficient.

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

Stock-Based Compensation

The Company measures the compensation cost of restricted stock awards based on the grant date fair value. The Company recognizes compensation cost for the vesting of restricted stock awards using the accelerated attribution method. Compensation cost associated with the vesting of restricted stock awards is presented within either general and administrative expenses or general contracting and real estate services expenses in the consolidated statements of comprehensive income. Total stock-based compensation expense recognized during the years ended December 31, 2018, 2017, and 2016 was $1.3 million, $1.3 million and $1.1 million, respectively. Stock-based compensation for personnel directly involved in the construction and development of a property is capitalized. During the years ended December 31, 2018, 2017, and 2016, the Company capitalized $0.7 million, $0.4 million, and $0.3 million, respectively, of stock-based compensation. The effect of forfeitures of awards is recorded as they occur.

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

The Company uses the liability method of accounting for deferred income tax in accordance with GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on the Company’s deferred tax assets when it is more likely than not that such assets will not be realized. When evaluating the realizability of the Company’s deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings.

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

Net Income Per Share and Unit

The Company calculates net income per share and unit based upon the weighted average shares and units outstanding. Diluted net income per share and unit is calculated after giving effect to all significant potential dilutive shares outstanding during the period. Potential dilutive shares outstanding during the period include nonvested restricted stock awards. However, there were no significant potential dilutive shares or units outstanding for each of the three years ended December 31, 2018. As a result, basic and diluted outstanding shares and units were the same for all periods presented. See Note 11 for the changes in the Company’s nonvested restricted awards during the year ended December 31, 2018.

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued a new lease standard that requires lessees to recognize most leases in their balance sheets as lease liabilities with corresponding right-of-use assets. The new standard also makes targeted changes to lessor accounting. The new standard will be effective for the Company on January 1, 2019 and requires a modified retrospective transition approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented, with an option to use certain transition relief. Management is currently evaluating the potential impact of the new standard on the Company’s consolidated financial statements. The Company is the lessee on certain long-term ground leases, which represents a majority of the Company's current operating lease payments, and expects to record lease liabilities and corresponding right-of-use assets totaling between $30.0 million and $45.0 million for these leases under the new standard. The Company anticipates utilizing certain transition relief under the new standard that will allow the Company not to reassess the classification of any expired or existing leases, the treatment of initial direct costs relating to these leases, and any lease components of existing service contracts. Additionally, the Company, as lessor, anticipates utilizing a practical expedient allowing the Company to not allocate the consideration in a lease to a separate lease component and a nonlease component (relating to certain common area maintenance activities).

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

On February 22, 2017, the FASB issued new guidance that clarifies the scope and application of guidance on sales or transfers of nonfinancial assets and in substance nonfinancial assets to customers, including partial sales. The new guidance applies to all nonfinancial assets, including real estate, and defines an in substance nonfinancial asset. The Company adopted the new guidance on January 1, 2018, and it did not have a material impact on the Company's consolidated financial statements.

On August 28, 2017, the FASB issued new guidance that simplifies some of the requirements relating to accounting for derivatives and hedging. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness for a highly effective hedge and also simplifies certain documentation and assessment requirements relating to the determination of hedge effectiveness. The Company adopted this guidance effective July 1, 2018. The application of this guidance to hedging relationships generally eliminates the gains and losses that would otherwise be recorded for these derivative instruments.

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

Net operating income of the Company’s reportable segments for the years ended December 31, 2018, 2017, and 2016 was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Office real estate
Rental revenues	$20,701	$19,207	$20,929
Rental expenses	5,858	5,483	5,560
Real estate taxes	2,034	1,859	2,000
Segment net operating income	12,809	11,865	13,369
Retail real estate
Rental revenues	67,959	63,109	56,511
Rental expenses	10,903	10,234	9,116
Real estate taxes	6,801	6,175	5,395
Segment net operating income	50,255	46,700	42,000
Multifamily residential real estate
Rental revenues	28,298	26,421	21,915
Rental expenses	10,461	9,705	7,228
Real estate taxes	2,548	2,494	2,234
Segment net operating income	15,289	14,222	12,453
General contracting and real estate services
Segment revenues	76,359	194,034	159,030
Segment expenses	73,628	186,590	153,375
Segment gross profit	2,731	7,444	5,655
Net operating income	$81,084	$80,231	$73,477

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the years ended December 31, 2018, 2017, and 2016 exclude revenue related to intercompany construction contracts of $134.4 million, $51.5 million and $43.3 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the years ended December 31, 2018, 2017, and 2016 exclude expenses related to intercompany construction contracts of $133.4 million, $51.0 million and $42.7 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the years ended December 31, 2018, 2017, and 2016 include noncash stock compensation expense of $0.2 million, $0.3 million, and $0.2 million, respectively.

The following table reconciles net operating income to net income for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net operating income	$81,084	$80,231	$73,477
Depreciation and amortization	(39,913)	(37,321)	(35,328)
General and administrative expenses	(11,431)	(10,435)	(9,552)
Acquisition, development and other pursuit costs	(352)	(648)	(1,563)
Impairment charges	(1,619)	(110)	(355)
Interest income	10,729	7,077	3,228
Interest expense	(19,087)	(17,439)	(16,466)
Equity in income of unconsolidated real estate entities	372	—	—
Loss on extinguishment of debt	(11)	(50)	(82)
Gain on real estate dispositions	4,254	8,087	30,533
Change in fair value of interest rate derivatives	(951)	1,127	(941)
Other income	388	131	147
Income tax benefit (provision)	29	(725)	(343)
Net income	$23,492	$29,925	$42,755

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses. General and administrative expenses include corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees and other corporate office expenses. General and administrative expenses for the years ended December 31, 2018, 2017, and 2016 include noncash stock compensation expense of $1.1 million, $0.9 million and $0.7 million, respectively.

4.	Operating Leases

The Company’s commercial tenant leases generally range from five to 20 years, but certain leases with anchor tenants may be longer. The Company’s commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

2019	$71,838
2020	63,981
2021	57,295
2022	51,271
2023	43,338
Thereafter	180,729
Total	$468,452

Lease terms on multifamily apartment units generally range from seven to 15 months, with a majority having 12-month lease terms. Apartment leases are not included in the preceding table as the remaining terms as of December 31, 2018 are generally less than one year.

5.	Real Estate Investments and Equity Method Investments

The Company’s real estate investments comprised the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Income producing property	Held for development	Construction in progress	Total
Land	$192,677	$2,994	$17,961	$213,632
Land improvements	53,521	—	—	53,521
Buildings and improvements	791,719	—	—	791,719
Development and construction costs	—	—	117,714	117,714
Real estate investments	$1,037,917	$2,994	$135,675	$1,176,586

	December 31, 2017
	Income producing property	Held for development	Construction in progress	Total
Land	$175,885	$680	$21,212	$197,777
Land improvements	44,681	—	—	44,681
Buildings and improvements	690,120	—	—	690,120
Development and construction costs	—	—	61,859	61,859
Real estate investments	$910,686	$680	$83,071	$994,437

2018 Operating Property Acquisitions

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

On August 28, 2018, the Company acquired Lexington Square, a newly developed Lowes Foods-anchored shopping center in Lexington, South Carolina, for a purchase price of $26.8 million, consisting of cash consideration of $24.2 million and $2.6 million of additional consideration in the form of Class A Units issuable in increments to the seller upon the fulfillment of certain occupancy thresholds within the first 18 months of the Company's ownership. No Class A Units have been issued as of December 31, 2018 for this acquisition. As part of this transaction, the Company also capitalized acquisition costs of $0.4 million.

The following table summarizes the purchase price allocation (including acquisition costs) based on relative fair value of the assets acquired and liabilities assumed for the three operating properties purchased during the year ended December 31, 2018 (in thousands):

	Indian Lakes Crossing	Parkway Centre	Lexington Square
Land	$10,926	$1,372	$3,036
Site improvements	531	696	7,396
Building and improvements	1,913	7,168	10,387
In-place leases	1,648	2,346	4,113
Above-market leases	11	—	89
Below-market leases	(175)	(10)	(447)
Net assets acquired	$14,854	$11,572	$24,574

2017 Operating Property Acquisitions

On July 25, 2017, the Company acquired an outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $14.3 million plus capitalized acquisition costs of $0.1 million. The following table summarizes the purchase price allocation, including acquisition costs, for this property (in thousands):

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

As part of the Southgate Square purchase agreement, the Company acquired an option to purchase an adjacent undeveloped land parcel from the seller. The option for the land parcel was valid for an initial period of two years and was extended for one additional year. The purchase price would be determined by applying a mutually agreed upon capitalization rate to the base rent of tenants provided by the seller and approved by the Company. On October 12, 2018, the Company entered into a development agreement with the seller to purchase the adjacent parcel and develop the parcel for a build-to-suite retail tenant for consideration of $5.3 million.

On August 4, 2016, the Company completed the acquisition of Southshore Shops, a 40,000 square foot retail center located in Midlothian, Virginia, for aggregate consideration of $9.3 million, comprised of $6.7 million in cash and 189,160 Class A Units.

On October 13, 2016, the Company completed the acquisition of Columbus Village II, a 92,000 square foot retail and entertainment center located in Virginia Beach, Virginia for aggregate consideration of 2,000,000 shares of the Company's common stock, which, based on the closing stock price on the date of the acquisition, led to an acquisition price of $26.2 million, excluding capitalized acquisition costs.

On November 17, 2016, the Company completed the acquisition of Renaissance Square, an 80,000 square foot retail center located in Davidson, North Carolina, for $17.1 million, excluding capitalized acquisition costs.

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

Subsequent to December 31, 2018

On February 6, 2019, the Company acquired an additional outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $2.7 million.

Other 2018 Real Estate Transactions

On November 30, 2017, the Company entered into a lease agreement with Bottling Group, LLC for a new distribution facility that the Company developed and constructed. On January 29, 2018, the Company acquired undeveloped land in Chesterfield, Virginia, a portion of which serves as the site for this facility, for a contract price of $2.4 million plus capitalized acquisition costs of $0.1 million. On December 20, 2018, the Company sold the completed facility for $25.9 million, resulting in a gain of $3.4 million.

On January 18, 2018, the Company entered into an operating agreement with a partner to develop a Lowes Foods-anchored shopping center in Mount Pleasant, South Carolina. The Company has a 70% ownership interest in the partnership. The partnership, Market at Mill Creek Partners, LLC, acquired undeveloped land on February 16, 2018 for a contract price of $2.9 million plus capitalized acquisition costs of $0.1 million. The Company is responsible for funding the equity requirements of this development. As of December 31, 2018, the book value of the Company's investment in the project totaled $21.1 million. Management has concluded that this entity is a VIE as it lacks sufficient equity to fund its operations without additional financial support. The Company is the developer of the shopping center and has the power to direct the activities of the project that most significantly impact its performance and is the party most closely associated with the project. Therefore, the Company is the project's primary beneficiary and consolidates the project in its consolidated financial statements.

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

On December 31, 2018, the Company sold the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center for $2.4 million, resulting in a gain on sale of $0.8 million.

Other 2017 Real Estate Transactions

On January 4, 2017, the Company acquired undeveloped land in Charleston, South Carolina for a contract price of $7.1 million plus capitalized acquisition costs of $0.2 million. The Company is using the land for the development of the Hoffler Place property.

On January 20, 2017, the Company completed the sale of the Wawa outparcel at Greentree Shopping Center. Net proceeds after transaction costs were $4.4 million. The gain on the disposition was $3.4 million.

On July 11, 2017, the Company acquired undeveloped land in Charleston, South Carolina for a contract price of $7.2 million plus capitalized acquisition costs of $0.1 million. The Company is using the land for the development of the Summit Place property.

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

On August 30, 2016, the Company entered into an operating agreement with Southern Apartment Group-Harding, LLC to jointly develop an apartment development project in Charlotte, North Carolina (Greenside). During the year ended December 31, 2016, the Company purchased $5.7 million of land in conjunction with the project.

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

Equity Method Investments

City Center

On February 25, 2016, the Company acquired a 37% interest in Durham City Center II, LLC (“City Center”) for purposes of developing a 22-story mixed-use tower in Durham, North Carolina. The Company is a minority partner in the joint venture and serves as the project's general contractor, with full ownership of the office and retail portions of the project. During the years ended December 31, 2018 and 2017, the Company invested $7.3 million and $11.2 million, respectively, in the City Center project. As of December 31, 2018 and 2017, the Company had invested $21.3 million and $10.9 million, respectively, in City Center, and the carrying value of the Company's investment was $22.2 million and $11.4 million, respectively. The Company has agreed to guarantee the commercial component of the construction loan for City Center; however, the loan is collateralized by 100% of the assets of City Center. As of December 31, 2018 and 2017, $48.9 million and $29.2 million, respectively, had been drawn against the construction loan, of which $18.5 million and $11.2 million, respectively, was attributable to the Company's portion of the loan.

For the year ended December 31, 2018, City Center had operating income of $0.4 million allocated to the Company. For the years ended December 31, 2017 and 2016, City Center had no operating activity, and therefore the Company received no allocated income.

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

6.	Notes Receivable

The Company had the following loans receivable outstanding as of December 31, 2018 and December 31, 2017 ($ in thousands):

	Outstanding loan amount		Maximum loan commitment	Interest rate	Interest compounding
Development Project	December 31, 2018	December 31, 2017
1405 Point	$30,238	$22,444	$31,032	8.0%	Monthly
The Residences at Annapolis Junction	36,361	43,021	48,105	10.0%	Monthly
North Decatur Square	18,521	11,790	29,673	15.0%	Annually
Delray Plaza	7,032	5,379	15,000	15.0%	Annually
Nexton Square	14,855	—	21,000	15.0%	Monthly
Interlock Commercial	18,269	—	95,000	15.0%	None
Solis Apartments at Interlock	13,821	—	41,100	13.0%	Annually
Total mezzanine	139,097	82,634	$280,910
Other notes receivable	1,275	424
Notes receivable guarantee premium	2,800	—
Notes receivable discount, net (a)	(4,489)	—
Total notes receivable	$138,683	$83,058
_______________________________________
(a) Represents the remaining unamortized portion of the $5.0 million option purchase fee for The Residences at Annapolis Junction paid by the borrower in November 2018.

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the years ended December 31, 2018, 2017, and 2016 as follows (in thousands):

	Years Ended December 31,
Development Project	2018		2017	2016
1405 Point	$2,080		$1,741	$1,204
The Residences at Annapolis Junction	4,939	(a)	4,132	2,018
North Decatur Square	2,212		1,035	—
Delray Plaza	928		163	—
Nexton Square	235		—	—
Interlock Commercial	202		—	—
Solis Apartments at Interlock	55		—	—
Total mezzanine	10,651		7,071	3,222
Other interest income	78		6	6
Total interest income	$10,729		$7,077	$3,228
________________________________________
(a) Includes amortization of the $5.0 million option purchase fee paid by the borrower in November 2018.

As of December 31, 2018 and 2017, there was no allowance for loan losses. During the years ended December 31, 2018, 2017, and 2016, there was no provision for loan losses recorded for any of the Company's notes receivable.

1405 Point

On October 15, 2015, the Company entered into a note receivable with a maximum principal balance of $28.2 million for the 1405 Point project in the Harbor Point area of Baltimore, Maryland (also known as Point Street Apartments). On November 11, 2018, this loan was modified to increase the maximum amount of the loan to $31.0 million.
1405 Point is a 17-story building comprising 289 residential units and 18,000 square feet of street-level retail space. Beatty Development Group (“BDG”) is the developer of the project and has engaged the Company to serve as construction general contractor. 1405 Point opened during the first quarter of 2018 and is subject to a ground lease from an affiliate of BDG.

BDG secured a senior construction loan of up to $67.0 million to fund the development and construction of 1405 Point on November 10, 2016. The Company agreed to guarantee $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in 1405 Point upon completion of the project as follows: (i) an option to purchase a 79% indirect interest in 1405 Point for $27.6 million, exercisable within one year from the project’s completion (the “First Option”) and (ii) provided that the Company has exercised the First Option, an option to purchase an additional 9% indirect interest in 1405 Point for $3.1 million, exercisable within 27 months from the project’s completion (the “Second Option”). On December 31, 2018, the Second Option was modified to allow the Company to purchase the remaining 21% of the project prior to July 31, 2020 in exchange for increased payments under the ground lease.

The Company currently has a $2.1 million letter of credit for the guarantee of the senior construction loan.

Interest on the BDG mezzanine loan accrues at 8.0% per annum. The BDG mezzanine loan matures on the earliest of: (i) November 1, 2020, (ii) the maturity date or earlier termination of the senior construction loan, or (iii) the date the Company exercises the First Option as described above.

In the event the Company exercises the First Option, BDG is required to pay down the outstanding BDG mezzanine loan in full, with the difference between the BDG loan and $28.2 million applied to the senior construction loan. In the event the Company does not exercise either the First Option or the Second Option, the interest rate on the BDG loan will automatically be reduced to the interest rate on the senior construction loan for the remaining term of the BDG loan.

Management has concluded that this entity is a VIE. Because BDG is the developer and operator of 1405 Point, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

The Residences at Annapolis Junction

On April 21, 2016, the Company entered into a note receivable with a maximum principal balance of $48.1 million in the Annapolis Junction residential component of the Annapolis Junction Town Center project in Maryland (“Annapolis Junction”). Annapolis Junction is an apartment development project with 416 residential units. It is part of a mixed-use development project that is also planned to have 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC (“AJAO”) is the developer of the residential component and engaged the Company to serve as construction general contractor for the residential component. Annapolis Junction opened during 2017 and 2018 and is currently in lease-up.

AJAO secured a senior construction loan of up to $60.0 million to fund the development and construction of Annapolis Junction's residential component on September 30, 2016. The Company agreed to guarantee up to $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Annapolis Junction upon completion of the project as follows: (i) an option to purchase an 80% indirect interest in Annapolis Junction's residential component for 91% of the lesser of the seller’s budgeted or actual cost, exercisable within one year from the project’s completion (the “First Option”) and (ii) provided that the Company exercised the First Option, an option to purchase an additional 8% indirect interest in Annapolis Junction for 9% of the lesser of the seller’s actual or budgeted cost, exercisable within 27 months from the project’s completion (the “Second Option”).

Interest on the AJAO loan accrues at 10.0% per annum. On November 16, 2018, AJAO refinanced the senior construction loan with a one year senior loan of $83.0 million. This senior loan may be extended for one additional year if certain minimum debt yields and minimum debt service coverage ratios are met by AJAO. The Company has agreed to guarantee $8.3 million of the senior loan, and the AJAO loan will mature concurrent with the new senior loan. In conjunction with this refinancing, the Company sold the First Option and Second Option to AJAO for a price of $5.0 million. Additionally, AJAO repaid $11.1 million of the outstanding mezzanine loan balance, which comprises a $9.9 million payment of accrued interest and a $1.2 million payment of principal. The Option sale proceeds of $5.0 million is being accounted for as a loan discount that will be recognized as interest income over the one year term of the loan using the effective interest method.

Management has concluded that this entity is a VIE. Because AJAO is the developer of Annapolis Junction, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

North Decatur Square

On May 15, 2017, the Company invested in the development of an estimated $34.0 million Whole Foods-anchored center located in Decatur, Georgia. The Company's investment is in the form of a mezzanine loan of up to $21.8 million to the developer, North Decatur Square Holdings, LLC ("NDSH"). Interest on the loan bears interest at a rate of 15.0% per annum. The note matures on the earliest of (i) May 15, 2022, (ii) the maturity of the senior construction loan, (iii) the sale of NDSH, or (iv) the sale of the center. NDSH is current on this loan. During 2018, this loan was modified to increase the maximum amount of the loan to $29.7 million due to an increase in the square footage of the Whole Foods store.

Management has concluded that this entity is a VIE. Because NDSH is the developer of North Decatur Square, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Delray Plaza

On October 27, 2017, the Company invested in the development of an estimated $20.0 million Whole Foods-anchored center located in Delray Beach, Florida. The Company's investment was in the form of a mezzanine loan of up to $13.1 million to the developer, Delray Plaza Holdings, LLC ("DPH"). The Company has agreed to guarantee payment of up to $4.8 million of the senior construction loan. On January 8, 2019, this loan was modified to increase the maximum amount of the loan to $15.0 million and the payment guarantee amount increased to $5.2 million. The mezzanine loan bears interest at a rate of 15.0% per annum. The note matures on the earliest of (i) October 27, 2020, (ii) the date of any sale or refinance of the development project, or (iii) the disposition or change in control of the development project.

Management has concluded that this entity is a VIE. Because DPH is the developer of Delray Plaza, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Nexton Square

On August 31, 2018, the Company financed a $2.2 million bridge loan to SC Summerville Brighton, LLC ("Brighton"), the developer of Nexton Square, a shopping center development project located in Summerville, South Carolina. The shopping center may comprise as many as 16 buildings. On November 7, 2018, the Company increased the maximum loan amount to $4.9 million. This loan was subsequently modified as described below.

On December 4, 2018, the Company entered into a mezzanine loan agreement with Brighton, which provides for a maximum capacity of $21.0 million. The previous loan was repaid from proceeds of the mezzanine loan. This note bears interest at a rate of 15.0% per annum (which will decrease to 10.0% upon completion of certain portions of the project). The modified note matures on the earliest of (i) December 4, 2020, (ii) the maturity date of the senior construction loan, including any extension options available and exercised under that loan, or (iii) the date of any sale, transfer, or refinancing of the project.

The Company agreed to guarantee 50% of the senior construction loan in exchange for the option to purchase the property upon completion according to a predetermined formula, which is primarily dependent upon Brighton's leasing activities and the extent to which Brighton elects to complete all or a portion of the total planned space, if applicable, in response to leasing activities.

On February 8, 2019, Brighton closed on a senior construction loan with a maximum borrowing capacity of $25.2 million. Brighton used proceeds from its original draw in part to repay $2.1 million of the mezzanine loan.

Management has concluded that this entity is a VIE. Because Brighton is the developer of Nexton Square, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Interlock Commercial

In October 2018, the Company financed a bridge loan with a maximum commitment of $4.0 million to The Interlock, LLC ("Interlock"), the developer of the office and retail components of The Interlock, a new mixed-use public-private partnership with Georgia Tech in West Midtown Atlanta. This loan was subsequently modified as described below.

On December 21, 2018, the Company entered into a mezzanine loan agreement with Interlock for a maximum principal amount of $67.0 million and a total maximum commitment, including accrued interest reserves, of $95.0 million. The previous loan was repaid from proceeds of the mezzanine loan. The mezzanine loan bears interest at a rate of 15.0% per annum and matures at the earlier of (i) 24 months after the original maturity date or earlier termination date of the senior construction loan or (ii) any sale, transfer, or refinancing of the project. In the event that the maturity date is established as being 24 months after the original maturity date or earlier termination date of the senior construction loan, Interlock will have the right to extend the maturity date for 5 years.

The Company has agreed to guarantee payment of 35% of the senior construction loan. Interlock had not yet obtained a senior construction loan as of December 31, 2018. See Note 18 for additional discussion.

Management has concluded that this entity is a VIE. Because Interlock is the developer of The Interlock, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Solis Apartments at Interlock

On December 21, 2018, the Company entered into a mezzanine loan agreement with Interlock Mezz Borrower, LLC ("Solis Interlock"), the developer of Solis Apartments at Interlock, which is the apartment component of The Interlock. The mezzanine loan has a maximum principal commitment of $25.2 million and a total maximum commitment, including accrued interest reserves, of $41.1 million. The mezzanine loan bears interest at a rate of 13.0% per annum and matures on the earlier of (a) the later of (i) December 21, 2021 or (ii) the maturity date or earlier termination date of the senior construction loan, including any extensions of the senior construction loan, or (b) the date of any sale of the project or refinance of the loan.

Management has concluded that this entity is a VIE. Because Solis Interlock is the developer of Solis Apartments at Interlock, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Guarantee liabilities

As of December 31, 2018, the Company had outstanding payment guarantees for the senior loans on Residences at Annapolis Junction, Delray Plaza, and 1405 Point, as described above. As of December 31, 2018, the Company has recorded a guarantee liability of $2.8 million, representing their unamortized fair value. These guarantees are classified as other liabilities on the Company's consolidated balance sheets, with a corresponding adjustment to the notes receivable balance on the consolidated balance sheets. See Note 18 for additional information on the Company's outstanding guarantees.

7.	Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of December 31, 2018 during the year ending December 31, 2019.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the year ended December 31, 2018 (in thousands):

	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Balance as of January 1, 2018	$245	$3,591
Revenue recognized that was included in the balance at the beginning of the period	—	(3,591)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	4,243
Transferred to receivables	(245)	—
Construction contract costs and estimated earnings not billed during the period	352	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	1,006	(1,206)
Balance as of December 31, 2018	$1,358	$3,037

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.4 million and $0.6 million were deferred as of December 31, 2018 and 2017, respectively. Amortization of pre-contract costs for the year ended December 31, 2018 totaled less than $0.1 million.

Construction receivables and payables include retentions—amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2018 and 2017, construction receivables included retentions of $8.5 million and $9.9 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2018 during the year ending December 31, 2019. As of December 31, 2018 and 2017, construction payables included retentions of $21.6 million and $17.4 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2018 during the year ending December 31, 2019.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Costs incurred on uncompleted construction contracts	$594,006	$520,368
Estimated earnings	20,375	18,070
Billings	(616,060)	(541,784)
Net position	$(1,679)	$(3,346)

	December 31,
	2018	2017
Construction contract costs and estimated earnings in excess of billings	$1,358	$245
Billings in excess of construction contract costs and estimated earnings	(3,037)	(3,591)
Net position	$(1,679)	$(3,346)

The Company's balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) for each of the three years ended December 31, 2018 were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Beginning backlog	$49,167	$217,718	$83,433
New contracts/change orders	192,852	25,224	293,115
Work performed	(76,156)	(193,775)	(158,830)
Ending backlog	$165,863	$49,167	$217,718

The Company expects to complete a majority of the uncompleted contracts as of December 31, 2018 during the next 12 to 18 months.

8.	Indebtedness

The Company’s indebtedness comprised the following as of December 31, 2018 and 2017 (dollars in thousands):

	Principal Balance		Interest Rate		Maturity Date
	December 31,		December 31,
	2018	2017	2018
Secured Debt
Columbus Village Note 1	$—	$6,080	LIBOR + 2.00%	(a)	April 5, 2018
Columbus Village Note 2	—	2,218	LIBOR + 2.00%		April 5, 2018
North Point Center Note 1 (b)	9,352	9,571	6.45%		February 5, 2019
Greenside (Harding Place)	25,902	3,874	LIBOR + 2.95%		February 24, 2020
Premier (Town Center Phase VI)	19,214	1,505	LIBOR + 3.50%		June 29, 2020
Hoffler Place (King Street)	11,445	—	LIBOR + 3.24%		January 1, 2021
Summit Place (Meeting Street)	11,057	—	LIBOR + 3.24%		January 1, 2021
Southgate Square	21,442	20,708	LIBOR + 1.60%		April 29, 2021
4525 Main Street (c)	32,034	32,034	3.25%		September 10, 2021
Encore Apartments (c)	24,966	24,966	3.25%		September 10, 2021
Hanbury Village	19,019	19,503	3.78%		August 15, 2022
Socastee Commons	4,671	4,771	4.57%		January 6, 2023
Sandbridge Commons	8,258	8,468	LIBOR + 1.75%		January 17, 2023
249 Central Park Retail (d)	17,045	16,851	LIBOR + 1.60%		August 10, 2023
South Retail (d)	7,483	7,394	LIBOR + 1.60%		August 10, 2023
Fountain Plaza Retail (d)	10,257	10,145	LIBOR + 1.60%		August 10, 2023
Lightfoot Marketplace	10,500	10,500	LIBOR + 1.75%	(a)	October 12, 2023
Brooks Crossing Office	6,910	—	LIBOR + 1.60%		July 1, 2025
Market at Mill Creek	7,283	—	LIBOR + 1.55%		July 12, 2025
Johns Hopkins Village	52,708	46,698	LIBOR + 1.25%	(a)	August 7, 2025
North Point Center Note 2	2,346	2,459	7.25%		September 15, 2025
Lexington Square	14,940	—	4.50%		September 1, 2028
Smith's Landing	18,985	19,764	4.05%		June 1, 2035
Liberty Apartments	14,437	14,694	5.66%		November 1, 2043
The Cosmopolitan	44,468	45,209	3.35%		July 1, 2051
Total secured debt	$394,722	$307,412
Unsecured Debt
Senior unsecured revolving credit facility	126,000	66,000	LIBOR+1.40%-2.00%		October 26, 2021
Senior unsecured term loan	80,000	50,000	LIBOR+1.35%-1.95%		October 26, 2022
Senior unsecured term loan	50,000	50,000	LIBOR+1.35%-1.95%	(a)	October 26, 2022
Senior unsecured term loan	50,000	50,000	LIBOR+1.35%-1.95%	(a)	October 26, 2022
Total unsecured debt	$306,000	$216,000
Total principal balances	$700,722	$523,412
Unamortized fair value adjustments	(1,173)	(1,211)
Unamortized debt issuance costs	(5,310)	(4,929)
Indebtedness, net	$694,239	$517,272
________________________________________
(a) Subject to an interest rate swap agreement.
(b) On January 31, 2019, North Point Note 1 was paid off.
(c) Cross collateralized.
(d) Cross collateralized.

The Company’s indebtedness was comprised of the following fixed and variable-rate debt as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Fixed-rate debt	$348,426	$229,051
Variable-rate debt	352,296	294,361
Total principal balance	$700,722	$523,412

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2018, the Company was in compliance with all loan covenants.

Scheduled principal repayments and maturities during each of the next five years and thereafter are as follows (in thousands):

Year	Scheduled Principal Payments	Maturities	Total Payments
2019	$5,593	$9,333	$14,926	(1)
2020	6,626	45,116	51,742
2021	5,821	222,744	228,565
2022	4,803	197,109	201,912
2023	11,264	47,244	58,508
Thereafter	71,475	73,594	145,069
Total	$105,582	$595,140	$700,722
________________________________________
(1) On January 31, 2019, North Point Note 1 was paid off; this is the only debt maturity in 2019.

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

The revolving credit facility bears interest at LIBOR (the London Inter-Bank Offered Rate) plus a margin ranging from 1.40% to 2.00%, and the term loan facility bears interest at LIBOR plus a margin ranging from 1.35% to 1.95%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility. As of December 31, 2018, the interest rates on the revolving credit facility and the term loan facility were 4.05% and 4.00%, respectively. If the Company attains investment grade credit ratings from S&P and Moody’s, the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

The Operating Partnership is the borrower under the credit facility, and its obligations under the credit facility are guaranteed by the Company and certain of its subsidiaries that are not otherwise prohibited from providing such guaranty. The credit agreement contains customary representations and warranties and financial and other affirmative and negative covenants. The Company's ability to borrow under the credit facility is subject to ongoing compliance with a number of financial covenants, affirmative covenants, and other restrictions. The credit agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the credit facility to be immediately due and payable.

The Company is currently in compliance with all covenants under the credit facility.

Other 2018 Financing Activity

On January 22, 2018, the Company extended and modified the Sandbridge Commons note. The note bears interest at a rate of LIBOR plus a spread of 1.75% and will mature on January 17, 2023.

On March 27, 2018, the Company paid off Columbus Village Note 1 and Columbus Village Note 2 in full for an aggregate amount of $8.3 million.

On May 31, 2018, the Company modified the Southgate Square note. The principal amount of the note was increased to $22.0 million, and the note now bears interest at a rate of LIBOR plus a spread of 1.60%. This note will still mature on April 29, 2021.

On June 1, 2018, the Company entered into a $16.3 million construction loan for the River City industrial facility in Chesterfield, Virginia. The loan bore interest at a rate of LIBOR plus a spread of 1.50%. On December 20, 2018, the Company sold the completed facility and paid the loan in full.

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

On July 27, 2018, the Company paid off the Johns Hopkins Village note and entered into a new loan. The principal amount of the new loan is $53.0 million. The loan bears interest at a rate of LIBOR plus a spread of 1.25% and will mature on August 7, 2025. The Company simultaneously entered into an interest rate swap agreement that effectively fixes the interest rate at 4.19% for the term of the loan.

On August 28, 2018, the Company entered into a $15.0 million note secured by the newly acquired Lexington Square shopping center. The note bears interest at a rate of 4.50% and will mature on September 1, 2028.

On October 12, 2018, the Company extended and modified the note secured by Lightfoot Marketplace. Under the modified note, the Company may borrow up to $17.9 million. The Company has borrowed an initial tranche of $10.5 million on this note, which bears interest at a rate of LIBOR plus a spread of 1.75% until stabilization of the property, whereupon the spread will be reduced to 1.60%. The note matures on October 12, 2023. The Company simultaneously entered into an interest rate swap agreement that effectively fixes the interest rate of this initial tranche at 4.77% per annum until stabilization and 4.62% per annum thereafter.

During the year ended December 31, 2018, the Company borrowed $86.9 million under its existing construction loans to fund new development and construction and repaid $10.5 million in conjunction with the sale of the River City industrial facility.

Subsequent to December 31, 2018

On January 31, 2019, the Company increased the maximum commitments under the credit facility to $355.0 million using the accordion feature, with an increase of the term loan facility to $205.0 million.

On January 31, 2019, the Company paid off North Point Center Note 1.

Borrowings under the revolving credit facility were $123.0 million on February 26, 2019.

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

Other 2016 Financing Activity

On August 8, 2016, the Company repaid the existing $15.1 million mortgage loan secured by 249 Central Park Retail, the $6.7 million mortgage loan on South Retail, and the $7.6 million mortgage loan on Fountain Plaza and refinanced them with a $35.0 million five-year term mortgage loan that bears interest at LIBOR plus 1.95% and matures on August 8, 2021. The new mortgage loan is collateralized by all three properties. The loss on extinguishment of debt recognized on the refinancing was less than $0.1 million.

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

During the year ended December 31, 2016, the Company borrowed $44.4 million under its construction loans to fund new development and construction.

9.	Derivative Financial Instruments

During the three years ended December 31, 2018, the Company had the following LIBOR interest rate caps ($ in thousands):

Origination Date	Expiration Date	Notional Amount	Strike Rate	Premium Paid
10/26/2015	10/15/2017	$75,000	1.25%	$137
2/25/2016	3/1/2018	75,000	1.50%	57
6/17/2016	6/17/2018	70,000	1.00%	150
2/7/2017	3/1/2019	50,000	1.50%	187
6/23/2017	7/1/2019	50,000	1.50%	154
9/18/2017	10/1/2019	50,000	1.50%	199
7/28/2017	12/1/2019	50,000	1.50%	359
3/7/2018	4/1/2020	50,000	2.25%	310
7/16/2018	8/1/2020	50,000	2.50%	319
12/11/2018	1/1/2021	50,000	2.75%	210

On February 20, 2015, the Operating Partnership entered into a $50.0 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $50.0 million interest rate swap has a fixed rate of 2.00%, an effective date of March 1, 2016 and a maturity date of February 20, 2020. The Operating Partnership entered into this interest rate swap agreement in connection with a $50.0 million term loan under the senior unsecured term loan facility that bears interest at LIBOR plus 1.35% to 1.95%, depending on the Operating Partnership’s total leverage. The Company designated this interest rate swap as a cash flow hedge of variable interest payments based on one-month LIBOR.

On July 13, 2015, the Operating Partnership entered into a $6.5 million floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments. The $6.5 million interest rate swap had a fixed rate of 3.05%, an effective date of July 13, 2015 and a maturity date of April 5, 2018. The Company designated this interest rate swap as a cash flow hedge of variable interest payments based on one-month LIBOR.

On April 23, 2018, the Operating Partnership entered into a floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments with a notional amount of $50.0 million. The interest rate swap has a fixed rate of 2.783%, an effective date of May 1, 2018, and a maturity date of May 1, 2023.

On July 27, 2018, the Company entered into a LIBOR interest rate swap agreement that effectively fixes the interest rate of the new Johns Hopkins Village note payable at 4.19% per annum with a maturity date of August 7, 2025. The Company has designated the interest rate swap as a cash flow hedge for accounting purposes.

On October 12, 2018, the Company entered into a LIBOR interest rate swap agreement that effectively fixes the interest rate of the initial $10.5 million tranche of the new Lightfoot Marketplace note payable at 4.77% per annum until stabilization and 4.62% per annum thereafter. The swap matures on October 12, 2023. The Company has designated the interest rate swap as a cash flow hedge for accounting purposes.

During the year ended December 31, 2018, unrealized losses of $1.9 million were recorded to other comprehensive loss, and $0.2 million of realized losses were reclassified out of accumulated other comprehensive loss to interest expense due to payments made to swap counterparties during the year ended December 31, 2018 for interest rate swaps designated as cash flow hedges. During the next 12 months, the Company anticipates reclassifying approximately $0.3 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives comprised the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018			2017
		Fair Value			Fair Value
Derivatives not designated as accounting hedges	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Interest rate swaps	$100,000	$303	$(749)	$56,079	$10	$(69)
Interest rate caps	350,000	1,790	—	345,000	1,515	—
Total derivatives not designated as accounting hedges	450,000	2,093	(749)	401,079	1,525	(69)
Interest rate swaps designated as accounting hedge	63,208	—	(1,725)	—	—	—
Total derivatives	$513,208	$2,093	$(2,474)	$401,079	$1,525	$(69)

The changes in the fair value of the Company’s derivatives during the years ended December 31, 2018, 2017, and 2016 was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Interest rate swaps	$(2,281)	$770	$(795)
Interest rate caps	(564)	357	(146)
Total change in fair value of interest rate derivatives	$(2,845)	$1,127	$(941)
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$(951)	$1,127	$(941)
Unrealized cash flow hedge losses	(1,894)	—	—
Total	$(2,845)	$1,127	$(941)

Effective March 31, 2016, the Company determined that the short-cut method of hedge accounting was not appropriate for two of its interest-rate swaps and, for accounting purposes, the hedge relationship was terminated. The swaps were entered into in February and July 2015. Accordingly, changes in fair value of the swap should have been recorded in income rather than other comprehensive income. The Company determined that the errors were immaterial to all previously issued financial statements. The Company recognized $0.7 million of accumulated other comprehensive income and $0.4 million, which was previously allocated to noncontrolling interest as of December 31, 2015, in earnings during the first quarter of 2016. Subsequent changes in the value of the interest rate swap for the period from January 1, 2016 to December 31, 2018 were also recognized in earnings during the years ended December 31, 2018 and 2017.

The Company has not designated any of its interest rate caps as hedging instruments for accounting purposes.

10.	Equity

Stockholders’ Equity

As of December 31, 2018 and 2017, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 50.0 million and 44.9 million shares of common stock issued and outstanding as of December 31, 2018 and 2017, respectively. No shares of preferred stock were issued and outstanding as of December 31, 2018 and 2017.

On May 5, 2015, the Company commenced an at-the-market continuous equity program through which the Company was able to, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million (the "2015 ATM Program"). During the year ended December 31, 2016, the Company issued and sold

1,152,919 shares of common stock at a weighted average price of $10.87 per share, resulting in net proceeds to the Company after offering costs and commissions of $12.2 million.

On May 4, 2016, the Company commenced a new at-the-market continuous equity offering program (the “2016 ATM Program”) through which the Company was able to, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $75.0 million. Upon commencing the 2016 ATM Program, the Company simultaneously terminated the 2015 ATM Program. During the years ended December 31, 2017 and 2016, the Company issued and sold 450,890 and 4,159,936 shares of common stock at a weighted average price of $14.08 and $13.45 per share under the 2016 ATM Program, receiving net proceeds after offering costs and commissions of $6.2 million and $54.8 million, respectively.

On February 26, 2018, the Company commenced a new at-the-market continuous equity offering program (the "2018 ATM Program") through which the Company is able to, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $125.0 million. Upon commencing the 2018 ATM Program, the Company simultaneously terminated the 2016 ATM Program. During the year ended December 31, 2018, the Company issued and sold 4,617,409 shares of common stock at a weighted average price of $14.39 per share under the 2018 ATM Program, receiving net proceeds after offering costs and commissions of $65.2 million.

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

Redeemable Noncontrolling Interests

The former noncontrolling interest holder of Johns Hopkins Village had an option to redeem the 20% noncontrolling interest in that entity. The noncontrolling interest of $2.0 million was included in temporary equity. On December 21, 2017, the Company redeemed the noncontrolling interest for a cash payment of $2.0 million and contingent future consideration of $0.5 million to be paid in Class A Units of the Operating Partnership upon the satisfaction of certain conditions. On April 17, 2018, the Operating Partnership issued 36,684 Class A Units valued at $13.77 per unit due to the satisfaction of these conditions.

Noncontrolling Interests

As of December 31, 2018 and 2017, the Company held a 74.5% and 72.0% interest in the Operating Partnership, respectively. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 74.5% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. As of December 31, 2018, there were 17,110,404 Class A Units not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

The noncontrolling interest for the consolidated entities under development or construction (see Note 1) was zero as of December 31, 2018 and 2017.
As partial consideration for Columbus Village, the Operating Partnership issued 1,000,000 class B units of limited partnership interest in the Operating Partnership ("Class B Units") on July 10, 2015 and issued 275,000 class C units of limited partnership interest in the Operating Partnership ("Class C Units") on January 10, 2017. The Class B Units were automatically converted to Class A Units on July 10, 2017. The Class C Units were automatically converted to Class A Units on January 10, 2018.

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

Common Stock Dividends and Class A Unit Distributions

During the years ended December 31, 2018, 2017, and 2016, the Company declared dividends per share and distributions per unit of $0.80, $0.76, and $0.72, respectively. During the years ended December 31, 2018, 2017, and 2016, the Company paid cash dividends totaling $38.7 million, $31.1 million, and $22.7 million, respectively, to common stockholders, and the Operating Partnership paid cash distributions totaling $13.8 million, $12.6 million, and $11.1 million, respectively to holders of Class A Units.

The tax treatment of dividends paid to common stockholders during the years ended December 31, 2018, 2017, and 2016 was as follows (unaudited):

	Years ended December 31,
	2018	2017	2016
Capital gains	9.49%	9.06%	—%
Ordinary income	63.40%	71.59%	78%
Return of capital	27.11%	19.35%	22%
Total	100.00%	100.00%	100%

Subsequent to December 31, 2018

On January 2, 2019, due to the holders of Class A Units tendering an aggregate of 118,471 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

On January 3, 2019, the Company paid cash dividends of $10.0 million to common stockholders and the Operating Partnership paid cash distributions of $3.4 million to holders of Class A Units. These dividends and distributions were declared and accrued as of December 31, 2018.

11.	Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of December 31, 2018, the Company had 963,983 shares of common stock reserved for issuance under the Equity Plan.

During the years ended December 31, 2018, 2017, and 2016, the Company granted an aggregate of 164,241, 118,361 and 121,243 shares of restricted stock to employees and nonemployee directors, respectively. The grant date fair value of the restricted stock awards granted during the years ended December 31, 2018, 2017, and 2016 was $2.2 million, $1.7 million and $1.4 million, respectively. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Nonemployee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the years ended December 31, 2018, 2017, and 2016, the Company recognized $2.0 million, $1.5 million and $1.2 million of stock-based compensation, respectively. As of December 31, 2018, the total unrecognized compensation cost related to nonvested restricted shares was $0.6 million, substantially all of which the Company expects to recognize over the next 15 months.

The following table summarizes the changes in the Company’s nonvested restricted stock awards during the year ended December 31, 2018:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2018	112,789	$13.14
Granted	164,241	13.66
Vested	(137,431)	13.22
Forfeited	(14,370)	13.55
Nonvested as of December 31, 2018	125,229	$13.68

Restricted stock awards granted and vested during the year ended December 31, 2018 include 30,016 shares tendered by employees to satisfy minimum statutory tax withholding obligations.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net	$694,239	$688,437	$517,272	$518,417
Notes receivable	138,683	138,683	83,058	83,058
Interest rate swap liabilities	2,474	2,474	69	69
Interest rate swap and cap assets	2,093	2,093	1,525	1,525

13.	Income Taxes

The income tax benefit (provision) for the years ended December 31, 2018, 2017, and 2016 comprised the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Federal income taxes:
Current	$(14)	$(516)	$(197)
Deferred	37	(131)	(109)
State income taxes:
Current	(1)	(62)	(24)
Deferred	7	(16)	(13)
Income tax benefit (provision)	$29	$(725)	$(343)

The legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% (including with respect to taxable REIT subsidiaries), resulting in the Company's remeasuring its existing deferred tax balances. In addition, generally beginning in 2018, the Tax Act alters the deductibility of certain items (e.g., interest expense) and allows the cost of certain qualifying capital asset investments to be deducted fully in the year they were purchased, subject to a phase-down of the deduction percentage over time. The provisional amounts recorded in the year ended December 31, 2017 related to the remeasurement of the deferred tax balance was approximately $0.2 million of tax expense. The

Company's accounting for the income tax effects of the Tax Act has been completed, and no further changes to the accounting were made.

As of December 31, 2018 and 2017, the Company had $0.4 million and $0.3 million, respectively, of net deferred tax assets representing basis differences in the assets of the TRS and stock-based compensation attributable to the TRS.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2018 and 2017. The Company is generally subject to examination by the applicable taxing authorities for the tax years 2015 through 2018. The Company does not currently have any ongoing tax examinations by taxing authorities.

14.	Other Assets

Other assets were comprised of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Acquired lease intangibles, net	$29,182	$29,881
Leasing costs, net	10,881	9,651
Leasing incentives, net	3,592	4,217
Interest rate swaps and caps	2,093	1,515
Prepaid expenses and other	8,165	8,937
Advance deposits on property acquisitions	50	400
Preacquisition development costs	1,214	1,352
Other assets	$55,177	$55,953

15.	Other Liabilities

Other liabilities were comprised of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Dividends and distributions payable	$13,527	$11,887
Deferred ground rent payable	9,287	8,732
Acquired lease intangibles, net	12,678	13,829
Prepaid rent and other	6,309	3,171
Security deposits	1,927	1,674
Interest rate swaps	2,475	59
Other liabilities	$46,203	$39,352

16.	Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2018 (in thousands):

	December 31, 2018
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$57,689	$32,370	$25,319
Above-market lease assets	4,917	2,676	2,241
Below-market lease liabilities	18,692	6,014	12,678
Below-market ground lease assets	1,920	299	1,621

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2017 (in thousands):

	December 31, 2017
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$50,506	$25,193	$25,313
Above-market lease assets	4,817	1,923	2,894
Below-market lease liabilities	18,089	4,260	13,829
Below-market ground lease assets	1,920	246	1,674

Amortization of in-place lease assets for the years ended December 31, 2018, 2017, and 2016 was $7.7 million, $9.7 million, and $10.2 million, respectively.

Amortization of above-market lease assets for the years ended December 31, 2018, 2017, and 2016 was $0.8 million, $0.8 million, and $0.9 million, respectively.

Amortization of below-market lease liabilities for the years ended December 31, 2018, 2017, and 2016 was $1.8 million, $1.8 million, and $1.8 million, respectively.

Amortization of below-market ground lease assets for the years ended December 31, 2018, 2017, and 2016 was $0.1 million, $0.1 million, and $0.1 million, respectively.

As of December 31, 2018, the weighted-average remaining lives of in-place lease assets, above-market lease assets, below-market lease liabilities, and below-market ground lease assets were 6.3 years, 5.6 years, 4.5 years, and 30.5 years, respectively. As of December 31, 2018, the weighted-average remaining life of below-market lease renewal options was 13.6 years.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

			Depreciation and
	Rental Revenues	Rental Expenses	Amortization
Year ending December 31,
2019	$859	$53	$5,967
2020	730	53	4,314
2021	742	53	2,846
2022	725	53	2,218
2023	703	53	1,969

17.	Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these consolidated financial statements. Revenue from construction contracts with related party entities of the Company was $1.5 million, $7.6 million and $26.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. Gross profits from such contracts were $0.3 million, $0.4 million and $1.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. There were no amounts from related parties of the Company included in construction receivables as of December 31, 2018. As of December 31, 2017, there was $0.2 million outstanding from related parties of the Company included in construction receivables. Real estate services fees from affiliated entities of the Company were not material for any of the years ended December 31, 2018, 2017, and 2016. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the years ended December 31, 2018, 2017, and 2016.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by the Company as of December 31, 2018 (in thousands):

Development project	Payment guarantee amount
1405 Point	$25,000
The Residences at Annapolis Junction	8,300
Delray Plaza	4,750	(a)
Nexton Square	—	(b)
Interlock Commercial	—	(c)
Solis Apartments at Interlock	—	(d)
City Center	18,457	(e)
Total	$56,507

________________________________________
(a) On January 8, 2019, the mezzanine loan and senior construction loan were modified, and the payment guarantee amount increased to $5.2 million.
(b) As of December 31, 2018, this payment guarantee was not yet effective because the senior construction loan had not yet been executed. On February 8, 2019, the senior construction loan was executed and the $12.6 million payment guarantee became effective. The Company has also guaranteed completion of the development project to the senior construction lender.
(c) As of December 31, 2018, this $30.7 million payment guarantee was not yet effective because the senior construction loan had not yet been executed. Once the senior construction loan is executed, the Company will also guarantee completion of the development project to the senior lender. The Company has also guaranteed completion of the development project to Georgia Tech, the ground lessor.
(d) There is no payment guarantee for the senior construction loan on this project. The Company has guaranteed completion of the development project to the senior lender.
(e) Durham City Center is accounted for as an equity method investment.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens, and defect bonds. Such bonds collectively totaled $34.8 million and $44.9 million as of December 31, 2018 and 2017, respectively.

The Operating Partnership has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of December 31, 2018 and 2017, the Operating Partnership had total outstanding letters of credit of $2.1 million and $2.1 million, respectively. The amounts outstanding at December 31, 2018 and 2017 include a $2.1 million letter of credit related to the guarantee on the Point Street Apartments senior construction loan.

The Company has six ground leases on five properties with initial terms that range from 20 to 65 years and options to extend up to an additional 70 years in certain cases. The Company also leases automobiles and equipment.

Future minimum rental payments for all operating leases during each of the next five years and thereafter are as follows (in thousands):

2019	$2,127
2020	2,291
2021	2,368
2022	2,364
2023	2,403
Thereafter	105,961
Total	$117,514

Ground rent expense for the years ended December 31, 2018, 2017, and 2016 was $2.4 million, $2.5 million and $2.0 million, respectively.

Concentrations of Credit Risk

The majority of the Company’s properties are located in Hampton Roads, Virginia. For the years ended December 31, 2018, 2017, and 2016, rental revenues from Hampton Roads properties represented 53%,  53% and 58%,  respectively, of the Company’s rental revenues. Many of the Company’s Hampton Roads properties are located in the Town Center of Virginia Beach. For the years ended December 31, 2018, 2017, and 2016, rental revenues from Town Center properties represented 42%,  38% and 41%,  respectively, of the Company’s rental revenues.

A group of three construction customers comprised 55%, 41%, and 22% of the Company’s general contracting and real estate services revenues for the years ended December 31, 2018, 2017, and 2016, respectively. The same customers represented 28%, 20%, and 19% of the Company’s general contracting and real estate services segment gross profit for the years ended December 31, 2018, 2017, and 2016, respectively.

19.	Selected Quarterly Financial Data (Unaudited)

The following tables summarize certain selected quarterly financial data for 2018 and 2017 (in thousands, except per share data):

	2018 Quarters
	First	Second	Third	Fourth
Rental revenues	$28,699	$28,598	$28,930	$30,731
General contracting and real estate services revenues	23,050	20,654	19,950	12,705
Net operating income	20,098	19,908	19,964	21,114
Net income	6,983	5,945	5,669	4,895
Net income attributable to stockholders	5,040	4,319	4,202	3,642
Net income per share: basic and diluted	$0.11	$0.09	$0.09	$0.07

	2017 Quarters
	First	Second	Third	Fourth
Rental revenues	$27,232	$26,755	$27,096	$27,654
General contracting and real estate services revenues	63,519	56,671	41,201	32,643
Net operating income	20,978	20,645	19,397	19,211
Net income	8,753	4,943	10,461	5,768
Net income attributable to stockholders	5,936	3,471	7,488	4,152
Net income per share: basic and diluted	$0.16	$0.08	$0.17	$0.09

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation
December 31, 2018

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount(1)	Acquisition
Office
4525 Main Street	$32,034		$982	$—	$45,835	$982	$45,835	$46,817	$6,237	$40,580	2014
Armada Hoffler Tower	—	(2)	1,976	—	60,677	1,976	60,677	62,653	31,816	30,837	2002
Brooks Crossing Office	6,910		475	—	14,078	475	14,078	14,553	—	14,553	2016
One Columbus	—	(2)	960	10,269	10,606	960	20,875	21,835	11,110	10,725	1984
Two Columbus	—	(2)	53	—	19,926	53	19,926	19,979	7,911	12,068	2009
Wills Wharf	—		—	—	18,665	—	18,665	18,665	—	18,665	2018
Total office	$38,944		$4,446	$10,269	$169,787	$4,446	$180,056	$184,502	$57,074	$127,428
Retail
249 Central Park Retail	$17,045		$712	$—	$15,341	$712	$15,341	$16,053	$8,798	$7,255	2004
Alexander Pointe	—	(2)	4,050	4,880	91	4,050	4,971	9,021	705	8,316	1997/2016
Bermuda Crossroads	—	(2)	5,450	10,641	1,195	5,450	11,836	17,286	2,555	14,731	2001/2013
Broad Creek Shopping Center	—	(2)	—	—	8,987	—	8,987	8,987	4,035	4,952	1997-2001
Broadmoor Plaza	—	(2)	2,410	9,010	843	2,410	9,853	12,263	1,340	10,923	1980/2016
Brooks Crossing Retail	—		117	—	2,328	117	2,328	2,445	155	2,290	2016
Columbus Village	—	(2)	7,631	10,135	877	7,631	11,012	18,643	2,091	16,552	1980/2015
Columbus Village II	—	(2)	14,536	10,922	50	14,536	10,972	25,508	939	24,569	1995/2016
Commerce Street Retail	—	(2)	118	—	3,242	118	3,242	3,360	1,514	1,846	2008
Courthouse 7-Eleven	—	(2)	1,007	—	1,043	1,007	1,043	2,050	190	1,860	2011
Dick’s at Town Center	—	(2)	67	—	10,585	67	10,585	10,652	4,337	6,315	2002
Dimmock Square	—	(2)	5,100	13,126	260	5,100	13,386	18,486	1,639	16,847	1998/2014
Fountain Plaza Retail	10,257		425	—	7,206	425	7,206	7,631	3,363	4,268	2004
Gainsborough Square	—	(2)	2,229	—	7,450	2,229	7,450	9,679	3,422	6,257	1999
Greentree Shopping Center	—	(2)	1,103	—	4,032	1,103	4,032	5,135	700	4,435	2014
Hanbury Village	19,019	(2)	3,793	—	19,464	3,793	19,464	23,257	6,920	16,337	2006
Harper Hill Commons	—	(2)	2,840	8,510	160	2,840	8,670	11,510	924	10,586	2004/2016
Harrisonburg Regal	—		1,554	—	4,148	1,554	4,148	5,702	2,097	3,605	1999
Indian Lakes Crossing	—	(2)	7,009	2,274	7	7,009	2,281	9,290	84	9,206	2008/2018
Market at Mill Creek	7,283		2,945	—	16,413	2,945	16,413	19,358	—	19,358	2018
Lexington Square	14,940		3,035	17,786	—	3,035	17,786	20,821	265	20,556	2017/2018
Lightfoot Marketplace	10,500		7,628	—	17,502	7,628	17,502	25,130	1,376	23,754	2016
North Hampton Market	—	(2)	7,250	10,210	442	7,250	10,652	17,902	1,461	16,441	2004/2016
North Point Center	11,698	(2)	1,936	—	25,553	1,936	25,553	27,489	13,527	13,962	1998

Oakland Marketplace	—	(2)	1,850	3,370	617	1,850	3,987	5,837	744	5,093	2004/2016
Parkway Marketplace	—	(2)	1,150	—	3,767	1,150	3,767	4,917	1,888	3,029	1998
Parkway Centre	—	(2)	1,372	7,864	—	1,372	7,864	9,236	234	9,002	2017/2018
Patterson Place	—	(2)	15,059	20,180	411	15,059	20,591	35,650	2,065	33,585	2004/2016
Perry Hall Marketplace	—	(2)	3,240	8,316	415	3,240	8,731	11,971	1,212	10,759	2001/2015
Premier Retail	6,219		965	—	10,877	965	10,877	11,842	132	11,710	2018
Providence Plaza	—	(2)	9,950	12,369	1,072	9,950	13,441	23,391	1,397	21,994	2007/2015
Renaissance Square	—	(2)	6,730	8,439	155	6,730	8,594	15,324	625	14,699	2008/2016
Sandbridge Commons	8,258		4,825	—	7,294	4,825	7,294	12,119	1,168	10,951	2015
Socastee Commons	4,671		2,320	5,380	134	2,320	5,514	7,834	735	7,099	2000/2015
South Retail	7,483		190	—	7,867	190	7,867	8,057	4,225	3,832	2002
South Square	—	(2)	14,130	12,670	391	14,130	13,061	27,191	1,450	25,741	1977/2016
Southgate Square	21,442		8,890	25,950	496	8,890	26,446	35,336	2,325	33,011	1991/2016
Southshore Shops	—	(2)	1,770	6,509	50	1,770	6,559	8,329	496	7,833	2006/2016
Stone House Square	—	(2)	6,360	16,350	319	6,360	16,669	23,029	2,131	20,898	2008/2015
Studio 56 Retail	—	(2)	76	—	2,477	76	2,477	2,553	913	1,640	2007
Tyre Neck Harris Teeter	—	(2)	—	—	3,306	—	3,306	3,306	1,089	2,217	2011
Wendover Village	—	(2)	18,260	21,700	128	18,260	21,828	40,088	1,813	38,275	2004/2016-2017
Total retail	$138,815		$180,082	$246,591	$186,995	$180,082	$433,586	$613,668	$87,079	$526,589
Multifamily
Encore Apartments	$24,966		$1,293	$—	$30,258	$1,293	$30,258	$31,551	$4,088	$27,463	2014
Greenside (Harding Place)	25,902		5,711	—	43,782	5,711	43,782	49,493	388	49,105	2014	(3)
Hoffler Place (King Street)	11,445		7,277	—	27,136	7,277	27,136	34,413	—	34,413	—	(3)
Johns Hopkins Village	52,708		—	—	69,717	—	69,717	69,717	5,381	64,336	2016
Liberty Apartments	14,437		3,580	23,494	1,581	3,580	25,075	28,655	4,361	24,294	2013/2014
Premier Apartments	12,995		—	—	29,189	—	29,189	29,189	292	28,897	2018
Summit Place (Meeting Street)	11,057		7,265	—	27,722	7,265	27,722	34,987	—	34,987	—	(3)
Smith’s Landing	18,985		—	35,105	1,962	—	37,067	37,067	6,851	30,216	2009/2013
The Cosmopolitan	44,468		985	—	59,365	985	59,365	60,350	23,261	37,089	2006
Total multifamily	$216,963		$26,111	$58,599	$290,712	$26,111	$349,311	$375,422	$44,622	$330,800
Held for development	$—		$2,994	$—	$—	$2,994	$—	$2,994	$—	$2,994
Real estate investments	$394,722		$213,633	$315,459	$647,494	$213,633	$962,953	$1,176,586	$188,775	$987,811
________________________________________

(1)	The net carrying amount of real estate for federal income tax purposes was $868.3 million as of December 31, 2018.

(2)	Borrowing base collateral for the credit facility as of December 31, 2018.

(3)	Construction in progress as of December 31, 2018.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5—20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease
(or estimated useful life, if shorter)

	Real Estate		Accumulated
	Investments		Depreciation
	December 31,
	2018	2017	2018	2017
Balance at beginning of the year	$994,437	$908,287	$164,521	$139,553
Construction costs and improvements	144,926	84,142	—	—
Acquisitions	51,613	12,760	—	—
Dispositions	(11,420)	(10,146)	(5,559)	(1,006)
Reclassifications	(2,970)	(606)	(582)	—
Depreciation	—	—	30,395	25,974
Balance at end of the year	$1,176,586	$994,437	$188,775	$164,521