Form 10-Q
period 2019-03-31
Armada Hoffler Properties, Inc.
filed 2019-05-08
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35908

ARMADA HOFFLER PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1214914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 Central Park Avenue, Suite 2100 Virginia Beach, Virginia	23462
(Address of principal executive offices)	(Zip Code)

(757) 366-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    ☒  Yes     ☐  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AHH	New York Stock Exchange
 As of May 6, 2019, the registrant had 52,418,695 shares of common stock, $0.01 par value per share, outstanding. In addition, as of May 6, 2019, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 16,991,933 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,102,803	$1,037,917
Held for development	2,994	2,994
Construction in progress	145,366	135,675
	1,251,163	1,176,586
Accumulated depreciation	(196,518)	(188,775)
Net real estate investments	1,054,645	987,811
Real estate investments held for sale	929	929
Cash and cash equivalents	15,577	21,254
Restricted cash	3,382	2,797
Accounts receivable, net	18,297	19,016
Notes receivable	152,172	138,683
Construction receivables, including retentions	17,784	16,154
Construction contract costs and estimated earnings in excess of billings	317	1,358
Equity method investments	—	22,203
Lease right-of-use assets	32,242	—
Other assets	63,909	55,177
Total Assets	$1,359,254	$1,265,382
LIABILITIES AND EQUITY
Indebtedness, net	$737,621	$694,239
Accounts payable and accrued liabilities	15,904	15,217
Construction payables, including retentions	42,293	50,796
Billings in excess of construction contract costs and estimated earnings	3,622	3,037
Lease liabilities	41,697	—
Other liabilities	40,431	46,203
Total Liabilities	881,568	809,492

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 52,326,803 and 50,013,731 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	523	500
Additional paid-in capital	389,547	357,353
Distributions in excess of earnings	(88,949)	(82,699)
Accumulated other comprehensive loss	(1,981)	(1,283)
Total stockholders’ equity	299,140	273,871
Noncontrolling interests	178,546	182,019
Total Equity	477,686	455,890
Total Liabilities and Equity	$1,359,254	$1,265,382

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Rental revenues	$30,909	$28,699
General contracting and real estate services revenues	17,036	23,050
Total revenues	47,945	51,749
Expenses
Rental expenses	6,725	6,424
Real estate taxes	3,128	2,813
General contracting and real estate services expenses	16,286	22,414
Depreciation and amortization	9,904	9,278
General and administrative expenses	3,401	2,961
Acquisition, development and other pursuit costs	400	84
Total expenses	39,844	43,974
Operating income	8,101	7,775
Interest income	5,319	2,232
Interest expense	(5,886)	(4,373)
Equity in income of unconsolidated real estate entities	273	—
Change in fair value of interest rate derivatives	(1,463)	969
Other income	60	114
Income before taxes	6,404	6,717
Income tax benefit	110	266
Net income	6,514	6,983
Net income attributable to noncontrolling interests	(1,630)	(1,943)
Net income attributable to stockholders	$4,884	$5,040
Net income attributable to stockholders per share (basic and diluted)	$0.10	$0.11
Weighted-average common shares outstanding (basic and diluted)	50,926	45,132
Comprehensive income:
Net income	$6,514	$6,983
Unrealized cash flow hedge losses	(1,003)	—
Realized cash flow hedge losses reclassified to net income	72	—
Comprehensive income	5,583	6,983
Comprehensive income attributable to noncontrolling interests	(1,397)	(1,943)
Comprehensive income attributable to stockholders	$4,186	$5,040

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity

(In thousands, except share data)
(Unaudited)

	Shares of common stock	Common Stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests	Total Equity
Balance, December 31, 2018	50,013,731	$500	$357,353	$(82,699)	$(1,283)	$273,871	$182,019	$455,890
Cumulative effect of accounting change(1)	—	—	—	(125)	—	(125)	(42)	(167)
Net income	—	—	—	4,884	—	4,884	1,630	6,514
Unrealized cash flow hedge losses	—	—	—	—	(752)	(752)	(251)	(1,003)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	54	54	18	72
Net proceeds from sales of common stock	2,071,000	21	30,185	—	—	30,206	—	30,206
Restricted stock awards, net of tax withholding	124,013	1	754	—	—	755	—	755
Restricted stock award forfeitures	(412)	—	(4)	—	—	(4)	—	(4)
Redemption of operating partnership units	118,471	1	1,259	—	—	1,260	(1,260)	—
Dividends and distributions declared ($0.21 per share and unit)	—	—	—	(11,009)	—	(11,009)	(3,568)	(14,577)
Balance, March 31, 2019	52,326,803	$523	$389,547	$(88,949)	$(1,981)	$299,140	$178,546	$477,686

(1) Company recorded cumulative effect adjustments related to the new lease standard in the first quarter of 2019. See "Financial Statements — Note 2 — Significant Accounting Policies — Recent Accounting Pronouncements” for additional information.

	Shares of common stock	Common Stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests	Total Equity
Balance, December 31, 2017	44,937,763	$449	$287,407	$(61,166)	$—	$226,690	$193,593	$420,283
Net income	—	—	—	5,040	—	5,040	1,943	6,983
Restricted stock awards, net of tax withholding	105,362	1	499	—	—	500	—	500
Restricted stock award forfeitures	(550)	—	(4)	—	—	(4)	—	(4)
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	1,696	1,696
Redemption of operating partnership units	163,000	2	1,797	—	—	1,799	(1,804)	(5)
Dividends and distributions declared ($0.20 per share and unit)	—	—	—	(9,064)	—	(9,064)	(3,488)	(12,552)
Balance, March 31, 2018	45,205,575	$452	$289,699	$(65,190)	$—	$224,961	$191,940	$416,901

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$6,514	$6,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	7,743	6,773
Amortization of leasing costs and in-place lease intangibles	2,161	2,505
Accrued straight-line rental revenue	(837)	(562)
Amortization of leasing incentives and above or below-market rents	(35)	(56)
Accrued straight-line ground rent expense	(3)	84
Adjustment for uncollectable accounts	128	52
Noncash stock compensation	689	549
Noncash interest expense	304	326
Adjustment for Annapolis Junction purchase option (1)	(1,118)	—
Change in fair value of interest rate derivatives	1,463	(969)
Equity in income of unconsolidated real estate entities	(273)	—
Changes in operating assets and liabilities:
Property assets	2,591	1,771
Property liabilities	(139)	(3,484)
Construction assets	(502)	3,482
Construction liabilities	579	(11,183)
Interest receivable	(3,186)	(2,221)
Net cash provided by operating activities	16,079	4,050
INVESTING ACTIVITIES
Development of real estate investments	(41,296)	(26,438)
Tenant and building improvements	(3,629)	(2,246)
Acquisitions of real estate investments, net of cash received	(25,792)	(33,368)
Notes receivable issuances	(9,668)	(3,386)
Notes receivable paydowns	1,692	—
Leasing costs	(575)	(680)
Contributions to equity method investments	(535)	(1,410)
Net cash used for investing activities	(79,803)	(67,528)
FINANCING ACTIVITIES
Proceeds from sales of common stock	30,609	—
Offering costs	(403)	—
Common shares tendered for tax withholding	(344)	(343)
Debt issuances, credit facility and construction loan borrowings	100,327	111,498
Debt and credit facility repayments, including principal amortization	(57,690)	(39,273)
Debt issuance costs	(420)	(201)
Redemption of operating partnership units	—	(5)
Dividends and distributions	(13,447)	(11,808)
Net cash provided by financing activities	58,632	59,868
Net decrease in cash and cash equivalents	(5,092)	(3,610)
Cash, cash equivalents, and restricted cash, beginning of period	24,051	22,916
Cash, cash equivalents, and restricted cash, end of period (2)	$18,959	$19,306

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures (noncash transactions):
Increase in dividends payable	$1,130	$744
Decrease in accrued capital improvements and development costs	(7,609)	(4,434)
Issuance of operating partnership units for acquisitions	—	1,702
Operating Partnership units redeemed for common shares	1,260	1,804
Equity method investment redeemed for real estate acquisition	23,011	—

(1) See the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Borrower paid $5.0 million in exchange for the Company's purchase option. Recognition of income was initially deferrred and is being recognized as additional interest income on the note receivable over the one-year remaining term.
(2) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$15,577	$15,804
Restricted cash (3)	3,382	3,502
Cash, cash equivalents, and restricted cash	$18,959	$19,306

(3) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business of Organization

Armada Hoffler Properties, Inc. (the "Company") is a full service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States.

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of March 31, 2019, owned 75.5% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

As of March 31, 2019, the Company's property portfolio consisted of 48 operating properties and 11 properties either under development or not yet stabilized.

Refer to Note 5 for information related to the Company's recent acquisitions and dispositions of operating properties.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

The condensed consolidated financial statements include the financial position and results of operations of the Company and its consolidated subsidiaries, including the Operating Partnership, its wholly-owned subsidiaries, and any interests in variable interest entities ("VIEs") where the Company has been determined to be the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reclassifications

As discussed below, certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period's presentation.

During the second quarter of 2018, the Company identified certain immaterial classification errors on the Company's Consolidated Statements of Cash Flows and determined that, in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and future periodic reports, the Company would correct these classification errors. One classification error was corrected by including within the changes in operating assets and liabilities in the operating activities section a new line item for "Interest receivable." A corresponding adjustment was recorded to reduce the amount of "Notes receivable issuances" within investing activities on the Consolidated Statement of Cash Flows. These reclassifications totaled $2.2 million for the three months ended March 31, 2018. These reclassifications decreased "Net cash provided by operating activities" and "Net cash used for investing activities" by an equal and offsetting amount. These reclassifications did not have any impact on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statements of Equity, or any other operating measure for the periods affected.

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

The second classification error was corrected by including within financing activities on the Consolidated Statements of Cash Flows a new line item for "Common shares tendered for tax withholding." A corresponding adjustment was recorded to the "Changes in operating assets and liabilities: Property liabilities" within operating activities on the Consolidated Statements of Cash Flows. This reclassification totaled $0.3 million for the three months ended March 31, 2018. This reclassification increased "Net cash provided by operating activities" and decreased "Net cash provided by financing activities" by an equal and offsetting amount.

Recent Accounting Pronouncements

Leases

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets (ASU 2016-02—Leases (Topic 842)). The new standard also makes targeted changes to lessor accounting. The Company adopted the new standard on January 1, 2019, using the modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented as permitted in Accounting Standards Codification ("ASC") Topic 842.

In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for existing leases. As of March 31, 2019, Company does not have any leases classified as finance leases. The Company also elected a practical expedient that allowed it to not separate non-lease components from lease components and instead to account for each lease and non-lease component as a single lease component. The adoption of the new standard as of January 1, 2019 did not impact the Company's consolidated results of operations and had no impact on cash flows.

As a lessee, the Company has six ground leases on five properties with initial terms that range from 20 to 65 years and options to extend up to an additional 70 years in certain cases. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company recognizes lease expense on a straight-line basis over the lease term. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The long-term ground leases represent a majority of the Company's current operating lease payments. The Company recorded right-of-use assets totaling $32.2 million and lease liabilities totaling $41.4 million upon adopting this standard on January 1, 2019. The Company utilized a weighted average discount rate of 5.4% to measure its lease liabilities upon adoption.

As a lessor, the Company leases its properties under operating leases and recognizes base rents on a straight-line basis over the lease term. The Company also recognizes revenue from tenant recoveries, through which tenants reimburse the Company on an accrual basis for certain expenses such as utilities, janitorial services, repairs and maintenance, security and alarms, parking lot and ground maintenance, administrative services, management fees, insurance, and real estate taxes. Rental revenues are reduced by the amount of any leasing incentives amortized on a straight-line basis over the term of the applicable lease. In addition, the Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. Many tenant leases include one or more options to renew, with renewal terms that can extend the lease term from one to 15 years or more. The exercise of lease renewal options is at the tenant's sole discretion. The Company includes a renewal period in the lease term only if it appears at lease inception that the renewal is reasonably assured.

The new standard includes new considerations regarding the recognition of rental revenue when collection is not probable. The Company changed its presentation and measurement of charges for uncollectable lease revenue associated with its office, retail, and residential leasing activity, reflecting those amounts as a component of rental income on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019. However, in accordance with its prospective adoption of the standard, the Company did not adjust the prior year period presentation of charges for uncollectable lease revenue associated with its office, retail, and residential leasing activity as a component of operating expenses, excluding property taxes, on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018. Instead, the Company recorded a combined adjustment of $0.2 million to the opening balances for distributions in excess of earnings and noncontrolling interest relating to receivables where collection of substantially all operating lease payments was not probable as of January 1, 2019.

Lease-related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. The Company evaluates the collectability of lease receivables using several factors, including a lessee’s creditworthiness. The Company recognizes a credit loss on lease-related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected.

Credit losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost such as our notes receivable. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company is currently evaluating the impact ASU 2016-13 will have on the consolidated financial statements, the Company expects that the adoption could result in earlier recognition of a provision for loan losses on its notes receivable.

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a description of other accounting principles upon which basis the accompanying consolidated financial statements were prepared.

3. Segments

Net operating income (segment revenues minus segment expenses) is the measure used by the Company’s chief operating decision-maker to assess segment performance. Net operating income is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, net operating income should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate net operating income in the same manner. The Company considers net operating income to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of the Company’s real estate, construction, and lending businesses.

Net operating income of the Company’s reportable segments for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Office real estate
Rental revenues	$5,556	$5,100
Rental expenses	1,486	1,446
Real estate taxes	526	502
Segment net operating income	3,544	3,152
Retail real estate
Rental revenues	17,257	16,711
Rental expenses	2,600	2,657
Real estate taxes	1,811	1,683
Segment net operating income	12,846	12,371
Multifamily residential real estate
Rental revenues	8,096	6,888
Rental expenses	2,639	2,321
Real estate taxes	791	628
Segment net operating income	4,666	3,939
General contracting and real estate services
Segment revenues	17,036	23,050
Segment expenses	16,286	22,414
Segment gross profit	750	636
Net operating income	$21,806	$20,098

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended March 31, 2019 and 2018 exclude revenue related to intercompany construction contracts of $30.2 million and $25.9 million, respectively.

General contracting and real estate services expenses for the three months ended March 31, 2019 and 2018 exclude expenses related to intercompany construction contracts of $29.9 million and $25.6 million, respectively.

General contracting and real estate services expenses for the three months ended March 31, 2019 and 2018 include noncash stock compensation expense of $0.2 million and $0.1 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net operating income	$21,806	$20,098
Depreciation and amortization	(9,904)	(9,278)
General and administrative expenses	(3,401)	(2,961)
Acquisition, development, and other pursuit costs	(400)	(84)
Interest income	5,319	2,232
Interest expense	(5,886)	(4,373)
Equity in income of unconsolidated real estate entities	273	—
Change in fair value of interest rate derivatives	(1,463)	969
Other income	60	114
Income tax benefit	110	266
Net income	$6,514	$6,983

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses. General and administrative expenses include corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees and other corporate office expenses. General and administrative expenses for the three months ended March 31, 2019 and 2018 include noncash stock compensation expense of $0.5 million and $0.5 million, respectively.

4. Leases

Lessee Disclosures

Operating lease cost and cash flow for the Company's operating leases for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

Three Months Ended March 31, 2019
(Unaudited)
Operating lease cost	$563
Cash paid for amounts included in the measurement of lease liabilities (operating cash flow)	500

Additional information related to leases as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

March 31, 2019
(Unaudited)
Operating Leases
Lease right-of-use assets	$32,242
Lease liabilities	41,697

Weighted Average Remaining Lease Term (years)
Operating leases	45.90
Weighted Average Discount Rate
Operating leases	5.4%

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding three months ended March 31, 2019)	$1,580
2020	2,287
2021	2,296
2022	2,361
2023	2,400
Thereafter	105,961
Total lease liabilities	$116,885
Less imputed interest	(75,188)
Present value of lease liabilities	$41,697

Lessor Disclosures

Rental revenue for the three months ended March 31, 2019 and 2018 comprised the following (in thousands):

Three Months Ended March 31, 2019
(Unaudited)
Base rent and tenant charges	$29,925
Accrued straight-line rental adjustment	961
Lease incentive amortization	(184)
Above/below market lease amortization	207
Total rental revenue	$30,909

The Company's commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding three months ended March 31, 2019)	$82,018
2020	76,045
2021	69,142
2022	62,498
2023	54,208
Thereafter	255,791
Total	$599,702

5. Real Estate Investment

Property Acquisitions

On February 6, 2019, the Company acquired an additional outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $2.7 million plus capitalized acquisition costs of $0.1 million. This phase is leased by a single tenant.

On March 14, 2019, the Company acquired the office and retail portions of the One City Center project in exchange for a redemption of its 37% equity ownership in the joint venture with Austin Lawrence Partners, which totaled $23.0 million as of the acquisition date, and a cash payment of $22.9 million. The Company also incurred capitalized acquisition costs of $0.1 million. The Company obtained a new loan in the amount of $25.6 million in conjunction with this acquisition, which may be increased to $27.6 million subject to certain conditions.

The following table summarizes the purchase price allocation (including acquisition costs) based on relative fair value of the assets acquired and liabilities assumed for the two operating properties purchased during the three months ended March 31, 2019 (in thousands):

	Wendover Village additional outparcel	One City Center
Land	$1,633	$2,678
Site improvements	50	163
Building and improvements	888	28,039
In-place leases	101	15,140
Above-market leases	111	—
Net assets acquired	$2,783	$46,020

Subsequent to March 31, 2019

On April 1, 2019, the Company sold Waynesboro Commons for a sale price of $1.1 million. This property was classified as held for sale as of March 31, 2019.

On April 25, 2019, the Company exercised its option to purchase 79% of the partnership that owns 1405 Point in exchange for extinguishing its note receivable on the project and making a cash payment of $0.3 million. The project is subject to a loan payable of $64.9 million. The Company has also guaranteed payment on a portion of the loan payable. See Note 15 for additional discussion.

On April 29, 2019, the Company entered into contribution agreements with Venture Realty Group to acquire Red Mill Commons and Marketplace at Hilltop for consideration comprised of 4.1 million Class A Units (as defined below), the assumption of $36.0 million of mortgage debt, and $5.0 million in cash. The consideration to be paid was determined based on an estimated transaction price of $105.0 million. In connection with the acquisition, the Company and the Operating Partnership expect to enter into a tax protection agreement with the contributors pursuant to which such parties will agree, subject to certain exceptions, to indemnify the contributors for up to 10 years against certain tax liabilities incurred by them, if such liabilities result from a transaction involving a direct or indirect taxable disposition of either or both of these properties or if the Operating Partnership fails to maintain and allocate to the sellers for taxation purposes minimum levels of Operating Partnership liabilities.

6. Equity Method Investment

One City Center

On February 25, 2016, the Company acquired a 37% interest in One City Center, a joint venture with Austin Lawrence Partners, for purposes of developing a 22-story mixed use tower in Durham, North Carolina. During the three months ended March 31, 2019, the Company invested an additional $0.5 million in One City Center.

For the period from January 1, 2019 to March 13, 2019, One City Center had operating income of $0.3 million allocated to the Company. For the three months ended March 31, 2018, One City Center had no operating activity, and therefore the Company received no allocated income.

On March 14, 2019, the Company acquired the office and retail portions of the One City Center project in exchange for its 37% equity ownership in the joint venture and a cash payment of $22.9 million. See Note 5 for additional discussion.

7. Notes Receivable

The Company had the following notes receivable outstanding as of March 31, 2019 and December 31, 2018 ($ in thousands):

	Outstanding loan amount		Maximum loan commitment	Interest rate	Interest compounding
Development Project	March 31, 2019	December 31, 2018
1405 Point	$30,939	$30,238	$31,032	8.0%	Monthly
The Residences at Annapolis Junction	36,667	36,361	48,105	10.0%	Monthly
North Decatur Square	19,159	18,521	29,673	15.0%	Annually
Delray Plaza	10,417	7,032	15,000	15.0%	Annually
Nexton Square	13,644	14,855	17,000	15.0%	Monthly
Interlock Commercial	23,790	18,269	95,000	15.0%	None
Solis Apartments at Interlock	15,624	13,821	41,100	13.0%	Annually
Total mezzanine	150,240	139,097	$276,910
Other notes receivable	1,294	1,275
Notes receivable guarantee premium	4,009	2,800
Notes receivable discount, net (a)	(3,371)	(4,489)
Total notes receivable	$152,172	$138,683
_______________________________________
(a) Represents the remaining unamortized portion of the $5.0 million option purchase fee for The Residences at Annapolis Junction paid by the borrower in November 2018.

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the three months ended March 31, 2019 and 2018 as follows (in thousands):

	Three Months Ended March 31,
Development Project	2019	2018
1405 Point	$610	$453
The Residences at Annapolis Junction	2,024	1,084	(a)
North Decatur Square	638	461
Delray Plaza	310	223
Nexton Square	510	—
Interlock Commercial	743	—
Solis Apartments at Interlock	463	—
Total mezzanine	5,298	2,221
Other interest income	21	11
Total interest income	$5,319	$2,232
________________________________________
(a) Includes amortization of the $5.0 million option purchase fee paid by the borrower in November 2018.

As of March 31, 2019 and December 31, 2018, there was no allowance for loan losses. During the three months ended March 31, 2019 and 2018, there was no provision for loan losses recorded for any of the Company's notes receivable. The Company's management performs a quarterly analysis of the loan portfolio to determine if an impairment has occurred based on the progress of development activities, including leasing activities, projected development costs, and current and projected loan balances.

Delray Plaza

On January 8, 2019, the Delray Plaza loan was modified to increase the maximum amount of the loan to $15.0 million and increase the payment guarantee amount to $5.2 million.

Nexton Square

On February 8, 2019, the developer of Nexton Square closed on a senior construction loan with a maximum borrowing capacity of $25.2 million. The developer used proceeds from its original draw in part to repay $2.1 million of the mezzanine loan. Upon the closing of this senior construction loan, the Company entered into a payment guarantee for $12.6 million of the senior loan.

Subsequent to March 31, 2019

On April 25, 2019, the Company exercised its option to purchase 79% of the partnership that owns 1405 Point in exchange for extinguishing its note receivable on the project and a cash payment of $0.3 million. The project is subject to a loan payable of $64.9 million. The Company has also guaranteed payment on a portion of the loan payable. See Note 15 for additional information.

8. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of March 31, 2019 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$1,358	$3,037	$245	$3,591
Revenue recognized that was included in the balance at the beginning of the period	—	(3,037)	—	(3,591)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	3,859	—	2,313
Transferred to receivables	(1,358)	—	(245)	—
Construction contract costs and estimated earnings not billed during the period	17	—	315	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	300	(237)	—	(78)
Ending balance	$317	$3,622	$315	$2,235

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.5 million and $1.4 million were deferred as of March 31, 2019 and December 31, 2018, respectively. Amortization of pre-contract costs for the three months ended March 31, 2019 and 2018 totaled less than $0.1 million.

Construction receivables and payables include retentions, amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of March 31, 2019 and December 31, 2018, construction receivables included retentions of $3.4 million and $8.5 million, respectively. The Company expects to collect substantially all construction receivables as of March 31, 2019 during the next twelve months.

As of March 31, 2019 and December 31, 2018, construction payables included retentions of $18.0 million and $21.6 million, respectively. The Company expects to pay substantially all construction payables as of March 31, 2019 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Costs incurred on uncompleted construction contracts	$610,292	$594,006
Estimated earnings	21,100	20,375
Billings	(634,697)	(616,060)
Net position	$(3,305)	$(1,679)

Construction contract costs and estimated earnings in excess of billings	$317	$1,358
Billings in excess of construction contract costs and estimated earnings	(3,622)	(3,037)
Net position	$(3,305)	$(1,679)

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning backlog	$165,863	$49,167
New contracts/change orders	12,019	4,569
Work performed	(17,011)	(23,003)
Ending backlog	$160,871	$30,733

The Company expects to complete a majority of the uncompleted contracts as of March 31, 2019 during the next 12 to 18 months.
9. Indebtedness

Credit Facility

The Company has a senior credit facility that was modified on January 31, 2019 using the accordion feature to increase the maximum total commitments to $355.0 million, comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks.

The credit facility includes an accordion feature that allows the total commitments to be further increased to $450.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders. The revolving credit facility has a scheduled maturity date of October 26, 2021, with two six-month extension options, subject to certain conditions, including payment of a 0.075% extension fee at each extension. The term loan facility has a scheduled maturity date of October 26, 2022.

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

As of March 31, 2019 and December 31, 2018, the outstanding balance on the revolving credit facility was $91.0 million and $126.0 million, respectively, and the outstanding balance on the term loan facility was $205.0 million and $180.0 million, respectively. As of March 31, 2019, the effective interest rates on the revolving credit facility and the term loan facility were 4.04% and 3.99%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

Subsequent to March 31, 2019

On May 6, 2019, borrowings under the revolving credit facility totaled $116.3 million.

Other 2019 Financing Activity

On January 31, 2019, the Company paid off North Point Center Note 1.

On March 11, 2019, the Company received $7.4 million of additional funding on the loan secured by Lightfoot Marketplace.

On March 14, 2019, the Company obtained a loan secured by One City Center in the amount of $25.6 million in conjunction with the acquisition of this property. This loan may be increased to $27.6 million subject to certain conditions.
The loan bears interest at a rate of LIBOR plus a spread of 1.85% and will mature on April 1, 2024.

During the three months ended March 31, 2019, the Company borrowed $31.1 million under its existing construction loans to fund new development and construction.

Subsequent to March 31, 2019

On April 25, 2019, the Company exercised its option to purchase 79% of the partnership that owns 1405 Point in exchange for extinguishing its note receivable on the project and a cash payment of $0.3 million. The project is subject to a loan payable of $64.9 million. The Company has also guaranteed payment on a portion of the loan payable. See Note 15 for additional discussion.

In April 2019, the Company borrowed $5.4 million on its construction loans to fund development activities.

10. Derivative Financial Instruments

The Company may enter into interest rate derivative contracts to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. Derivative financial instruments are recognized at fair value and presented within other assets and other liabilities in the condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of interest rate derivatives in the condensed consolidated statements of comprehensive income. For derivatives that qualify as cash flow hedges, the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

During the three months ended March 31, 2019, the Company had the following LIBOR interest rate caps ($ in thousands):

Origination Date	Expiration Date	Notional Amount	Strike Rate	Premium Paid
2/7/2017	3/1/2019	$50,000	1.50%	$187
6/23/2017	7/1/2019	50,000	1.50%	154
9/18/2017	10/1/2019	50,000	1.50%	199
11/28/2017	12/1/2019	50,000	1.50%	359
3/7/2018	4/1/2020	50,000	2.25%	310
7/16/2018	8/1/2020	50,000	2.50%	319
12/11/2018	1/1/2021	50,000	2.75%	210

On April 23, 2018, the Company entered into a floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments with a notional amount of $50.0 million. The interest rate swap has a fixed rate of 2.78%, an effective date of May 1, 2018, and a maturity date of May 1, 2023. This interest rate swap has not been designated as a hedge for accounting purposes.

On July 27, 2018, the Company entered into a LIBOR interest rate swap agreement that effectively fixes the interest rate of the new Johns Hopkins Village note payable at 4.19% with a maturity date of August 7, 2025. The Company designated the interest rate swap as a hedge for accounting purposes.

On October 12, 2018, the Company entered into a LIBOR interest rate swap agreement that effectively fixes the variable component on the interest rate of the initial $10.5 million tranche of new Lightfoot Marketplace note payable at 4.77% per annum until stabilization and 4.62% per annum thereafter. The swap matures on October 12, 2023. The Company designated the interest rate swap as a hedge for accounting purposes.

During the three months ended March 31, 2019, unrealized losses of $1.0 million were recorded to other comprehensive loss, and $0.1 million of realized losses were reclassified out of accumulated other comprehensive loss to interest expense due to payments made to the swap counterparty during the three months ended March 31, 2019. During the next 12 months, the Company anticipates reclassifying approximately $0.4 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged item during this period.

The Company’s derivatives were comprised of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$100,000	$175	$(1,271)	$100,000	$303	$(749)
Interest rate caps	300,000	977	—	350,000	1,790	—
Total derivatives not designated as accounting hedges	400,000	1,152	(1,271)	450,000	2,093	(749)
Derivatives designated as accounting hedges
Interest rate swaps	62,977	—	(2,656)	63,208	—	(1,725)
Total derivatives	$462,977	$1,152	$(3,927)	$513,208	$2,093	$(2,474)

The changes in the fair value of the Company’s derivatives during the three months ended March 31, 2019 and 2018 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest rate swaps	$(1,652)	$348
Interest rate caps	(814)	621
Total change in fair value of interest rate derivatives	$(2,466)	$969
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$(1,463)	$969
Unrealized cash flow hedge gains losses	(1,003)	—
Total change in fair value of interest rate derivatives	$(2,466)	$969

Subsequent to March 31, 2019

On April 4, 2019, the Company entered into a floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments with a notional amount of $50.0 million. The interest rate swap has a fixed rate of 2.26%, an effective date of April 1, 2019, and a maturity date of October 22, 2022.

On April 4, 2019, the Company entered into a floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments with an initial notional amount of $34.6 million. The interest rate swap has a fixed rate of 2.25%, an effective date of April 1, 2019, and a maturity date of August 10, 2023.

11. Equity

Stockholders’ Equity

As of March 31, 2019 and December 31, 2018, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 52,326,803 and 50,013,731 shares of common stock issued and outstanding as of March 31, 2019 and December 31, 2018, respectively. No shares of preferred stock were issued and outstanding as of March 31, 2019 or December 31, 2018.

On February 26, 2018, the Company commenced an at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $125.0 million. During the three months ended March 31, 2019, the Company sold an aggregate of 2,071,000 shares of common stock at a weighted average price of $14.78 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $30.2 million.

Noncontrolling Interests

As of March 31, 2019 and December 31, 2018, the Company held a 75.5% and 74.5% interest, respectively, in the Operating Partnership. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 75.5% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. As of March 31, 2019, there were 16,991,933 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for these consolidated real estate entities was zero as of March 31, 2019 and December 31, 2018.

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

On February 21, 2019, the Board of Directors declared a cash dividend and distribution of $0.21 per share and Class A Unit payable on April 4, 2019 to stockholders and unitholders of record on March 27, 2019.

Subsequent to March 31, 2019

On April 4, 2019, the Company paid cash dividends of $11.0 million to common stockholders and the Operating Partnership paid cash distributions of $3.6 million to holders of Class A Units.

In April 2019, the Company sold an aggregate of 91,924 shares of common stock at a weighted average price of $15.72 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $1.4 million.

On May 7, 2019, the Board of Directors declared a cash dividend and distribution of $0.21 per share and unit payable on July 3, 2019 to stockholders and unitholders of record on June 26, 2019.

12. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of March 31, 2019, there were 911,625 shares available for issuance under the Equity Plan.

During the three months ended March 31, 2019, the Company granted an aggregate of 135,849 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $15.20 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the three months ended March 31, 2019, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial. During the three months ended March 31, 2019, 10,755 shares were issued with a grant date fair value of $15.42 per share due to the partial vesting of performance units awarded to certain employees in 2016.

During the three months ended March 31, 2019 and 2018, the Company recognized $1.1 million and $0.9 million, respectively, of stock-based compensation cost, of which $0.4 million and $0.3 million, respectively, was capitalized as part of the Company's development projects. As of March 31, 2019, there were 147,961 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.6 million, which the Company expects to recognize over the next 18 months.

13. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 — unobservable inputs
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

In certain cases, the inputs used to estimate the fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Considerable judgment is used to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$737,621	$737,340	$694,239	$688,437
Notes receivable	152,172	151,534	138,683	138,683
Interest rate swap liabilities	3,927	3,927	2,474	2,474
Interest rate swap and cap assets	1,152	1,152	2,093	2,093

14. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these condensed consolidated financial statements. Revenue from construction contracts with these entities for the three months ended March 31, 2018 was $1.2 million, and gross profit from these contracts was $0.2 million. There was no such revenue or gross profit for the three months ended March 31, 2019.

Real estate services fees from affiliated entities of the Company were not significant for the three months ended March 31, 2019 or 2018. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for the three months ended March 31, 2019 and 2018.

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

15. Commitments and Contingencies

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by the Company as of March 31, 2019 (in thousands):

Development project	Payment guarantee amount
1405 Point	$25,000	(a)
The Residences at Annapolis Junction	8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial	—	(b)
Total	$51,080
________________________________________
(a) On April 25, 2019, the Company exercised its option to purchase 79% of the partnership that owns 1405 Point.
(b) As of March 31, 2019, this $30.7 million payment guarantee was not yet effective because the senior construction loan had not yet been executed. On April 19, 2019, the senior construction loan was executed, and the payment guarantee became effective. The Company now also guarantees completion of the development project to the senior lender. The Company has also guaranteed completion of the development project to Georgia Tech, the ground lessor.

There is no payment guarantee for the senior construction loan for the Solis Apartments at Interlock project. The Company has guaranteed completion of the development project to the senior lender contingent upon senior loan funding.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $29.5 million and $34.8 million as of March 31, 2019 and December 31, 2018, respectively.

The Company has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of March 31, 2019 and December 31, 2018, the Operating Partnership had total outstanding letters of credit of $2.4 million and $2.1 million, respectively. The letters of credit outstanding at March 31, 2019 included a $2.1 million letter of credit relating to the guarantee on the 1405 Point senior construction loan. This letter of credit was released on April 25, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to "we," "our," "us," and "our company" refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership (the "Operating Partnership"), of which we are the sole general partner. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result," and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	our failure to develop the properties in our development pipeline successfully, on the anticipated timelines, or at the anticipated costs;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of, or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	the inability of one or more mezzanine loan borrowers to repay mezzanine loans in accordance with their contractual terms;

•	difficulties in identifying or completing development, acquisition, or disposition opportunities;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate services segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	our inability to extend the maturity of or refinance existing debt or comply with the financial covenants in the agreements that govern our existing debt;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	potential negative impacts from the recent changes to the U.S. tax laws.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events, or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. As of March 31, 2019, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick’s at Town Center	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%

Property	Segment	Location	Ownership Interest
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Indian Lakes Crossing	Retail	Virginia Beach, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Lightfoot Marketplace (1)	Retail	Williamsburg, Virginia	70%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%

(1)	We are entitled to a preferred return of 9% on our investment in Lightfoot Marketplace.
* Located in the Town Center of Virginia Beach

As of March 31, 2019, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Brooks Crossing Office (1)	Office	Newport News, Virginia	65%
One City Center	Office	Durham, North Carolina	100%
Wills Wharf	Office	Baltimore, Maryland	100%
Brooks Crossing Retail (1)	Retail	Newport News, Virginia	65%
Lightfoot Outparcel (2)	Retail	Williamsburg, Virginia	70%
Market at Mill Creek (3)	Retail	Mount Pleasant, South Carolina	70%
Premier Retail (Town Center Phase VI)	Retail	Virginia Beach, Virginia*	100%
Greenside (Harding Place) (4)	Multifamily	Charlotte, North Carolina	80%
Hoffler Place (King Street)	Multifamily	Charleston, South Carolina	92.5%
Premier Apartments (Town Center Phase VI)	Multifamily	Virginia Beach, Virginia*	100%
Summit Place (Meeting Street)	Multifamily	Charleston, South Carolina	90%

(1) We are entitled to a preferred return of 8% on our investment in Brooks Crossing.
(2) We are entitled to a preferred return of 9% on our investment in Lightfoot Outparcel.
(3) We are entitled to a preferred return of up to 10% on our investment in Market at Mill Creek.
(4) We are entitled to a preferred return of 9% on a portion of our investment in Harding Place.
*Located in the Town Center of Virginia Beach

Acquisitions

On February 6, 2019, we acquired an additional outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $2.7 million. This phase is leased by a single tenant.

On March 14, 2019, we acquired the office and retail portions of the One City Center project in exchange for a redemption of its 37% equity ownership in the joint venture with Austin Lawrence Partners, which totaled $23.0 million as of the acquisition date, and a cash payment of $22.9 million. We obtained a new loan in the amount of $25.6 million in conjunction with this acquisition, which may be increased to $27.6 million subject to certain conditions.

On April 25, 2019, we purchased a 79% controlling interest in 1405 Point, a 17-story luxury high-rise apartment building located in the emerging Harbor Point area of the Baltimore waterfront in exchange for extinguishing our note receivable on the project and a cash payment of $0.3 million. The project is subject to a loan payable of $64.9 million.

On April 29, 2019, we entered into contribution agreements with Venture Realty Group to acquire Red Mill Commons and Marketplace at Hilltop with Venture Realty Group for aggregate consideration of $105.0 million, comprised of 4.1 million Class A units of limited partnership interest in the operating partnership ("Class A Units") valued at $15.55 per unit, the assumption of $36.0 million of mortgage debt, and $5.0 million in cash. In connection with the acquisition, we expect to enter into a tax protection agreement with the contributors pursuant to which the we will agree, subject to certain exceptions, to indemnify the contributors for up to 10 years against certain tax liabilities incurred by them, if such liabilities result from a transaction involving a direct or indirect taxable disposition of either or both of these properties or if the Operating Partnership fails to maintain and allocate to the sellers for taxation purposes minimum levels of Operating Partnership liabilities.

Dispositions

On April 1, 2019, we sold Waynesboro Commons for a sale price of $1.1 million.

First Quarter 2019 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2019 and other recent developments:

•	Net income of $6.5 million, or $0.10 per diluted share, compared to $7.0 million, or $0.11 per diluted share, for the three months ended March 31, 2018.

•
Funds from operations ("FFO") of $16.6 million, or $0.25 per diluted share, compared to $16.3 million, or $0.26 per diluted share, for the three months ended March 31, 2018. See "Non-GAAP Financial Measures."

•
Normalized funds from operations ("Normalized FFO") of $18.5 million, or $0.27 per diluted share, compared to $15.4 million, or $0.25 per diluted share, for the three months ended March 31, 2018. See "Non-GAAP Financial Measures."

•
Increased the first quarter 2019 cash dividend by 5% over the prior quarter's cash dividend to $0.21 per common share. This marks the fifth increase in five years and represents cumulative dividend growth of over 31%.

•
Completed the acquisition and refinancing of the commercial office and retail components of our One City Center development project in downtown Durham, North Carolina from the joint venture partnership.

•
Exercised our purchase option to acquire a 79% controlling interest in 1405 Point, the 17-story luxury high-rise apartment building located in the Harbor Point area of the Baltimore waterfront, in exchange for the Company's mezzanine loan investment and the assumption of existing debt.

•	Agreed to acquire Red Mill Commons and Marketplace at Hilltop in exchange for 4.1 million Class A Units valued at $15.55 per unit, the assumption of $36.0 million of debt, and $5.0 million in cash.

•	Raised $30.6 million of gross proceeds through our at-the-market equity offering program at an average price of $14.78 per share during the quarter ended March 31, 2019.

Segment Results of Operations

As of March 31, 2019, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
	(Unaudited)
Rental revenues	$5,556	$5,100	$456
Property expenses	2,012	1,948	64
Segment NOI	$3,544	$3,152	$392

Office segment NOI for the three months ended March 31, 2019 increased 12.4% compared to the three months ended March 31, 2018. The increase relates primarily to the acquisition of One City Center and higher occupancy across the rest of the office portfolio.

Office Same Store Results

Office same store results for the three months ended March 31, 2019 and 2018 exclude One City Center.

Office same store rental revenues, property expenses and NOI for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(Unaudited)
Rental revenues	$5,326	$5,100	$226
Property expenses	1,859	1,859	—
Same Store NOI	$3,467	$3,241	$226
Non-Same Store NOI	77	(89)	166
Segment NOI	$3,544	$3,152	$392

Office same store NOI for the three months ended March 31, 2019 increased 7.0% compared to the three months ended March 31, 2018 primarily due to higher occupancy across the same store office portfolio.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
	(Unaudited)
Rental revenues	$17,257	$16,711	$546
Property expenses	4,411	4,340	71
Segment NOI	$12,846	$12,371	$475

Retail segment NOI for the three months ended March 31, 2019 increased 3.8% compared to the three months ended March 31, 2018. The increase was a result of the acquisition of the additional outparcel phase of Wendover Village in February 2019, the three property acquisitions completed during 2018, and the commencement of operations at Premier Retail (Part of Towncenter Phase IV) during the third quarter of 2018. These increases were partially offset by the disposal of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center.

Retail Same Store Results

Retail same store results for the three months ended March 31, 2019 and 2018 exclude Lightfoot Marketplace, Broad Creek Shopping Center, Brooks Crossing, Indian Lakes Crossing, Parkway Centre, Premier Retail (part of Town Center Phase VI), Lexington Square, the additional outparcel phase of Wendover Village (acquired in February 2019), and Waynesboro Commons.

Retail same store rental revenues, property expenses, and NOI for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(Unaudited)
Rental revenues	$14,604	$14,568	$36
Property expenses	3,406	3,327	79
Same Store NOI	$11,198	$11,241	$(43)
Non-Same Store NOI	1,648	1,130	518
Segment NOI	$12,846	$12,371	$475

Retail same store NOI was generally consistent for the three months ended March 31, 2019 compared to the corresponding periods in 2018.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
	(Unaudited)
Rental revenues	$8,096	$6,888	$1,208
Property expenses	3,430	2,949	481
Segment NOI	$4,666	$3,939	$727

Multifamily segment NOI for the three months ended March 31, 2019 increased 18.5% compared to the three months ended March 31, 2018. The increase was primarily a result of the commencement of operations at Greenside and Premier Apartments (Part of Town Center Phase IV) during the third quarter of 2018 as well as higher rental rates across the rest of the multifamily portfolio, especially at Johns Hopkins Village and Smith's Landing.

Multifamily Same Store Results

Multifamily same store results for the three months ended March 31, 2019 and 2018 exclude Greenside, Premier Apartments (part of Town Center Phase VI), and The Cosmopolitan (due to redevelopment).

 Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(Unaudited)
Rental revenues	$5,449	$5,035	$414
Property expenses	2,086	1,951	135
Same Store NOI	$3,363	$3,084	$279
Non-Same Store NOI	1,303	855	448
Segment NOI	$4,666	$3,939	$727

Multifamily same store NOI for the three months ended March 31, 2019 increased 9.0% compared to the three months ended March 31, 2018. The increase is primarily the result of higher rental rates across the same store multifamily portfolio, especially at Johns Hopkins Village and Smith's Landing.

General Contracting and Real Estate Services Segment Data

General Contracting and real estate services revenues, expenses, and gross profit for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
	(Unaudited)
Segment revenues	$17,036	$23,050	$(6,014)
Segment expenses	16,286	22,414	(6,128)
Segment gross profit	$750	$636	$114
Operating margin	4.4%	2.8%	1.6%

General contracting and real estate services segment profit for the three months ended March 31, 2019 increased 17.9% compared to the three months ended March 31, 2018 due to higher profit margins, which was partially offset by lower revenue in this segment. While backlog was higher as of March 31, 2019 as compared to March 31, 2018, the projects currently included in backlog are in the early project stages, which generally result in less revenue than projects in late stages.

 The changes in third party construction backlog for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(unaudited, in thousands)
Beginning backlog	$165,863	$49,167
New contracts/change orders	12,019	4,569
Work performed	(17,011)	(23,003)
Ending backlog	$160,871	$30,733

As of March 31, 2019, we had $80.0 million in backlog on the Interlock Commercial project, $62.1 million in backlog on the Solis Apartments project, and $9.2 million in backlog on the Hopkins Streetscape project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(unaudited, in thousands)
Revenues
Rental revenues	$30,909	$28,699	$2,210
General contracting and real estate services revenues	17,036	23,050	(6,014)
Total revenues	47,945	51,749	(3,804)

Expenses
Rental expenses	6,725	6,424	301
Real estate taxes	3,128	2,813	315
General contracting and real estate services expenses	16,286	22,414	(6,128)
Depreciation and amortization	9,904	9,278	626
General and administrative expenses	3,401	2,961	440
Acquisition, development and other pursuit costs	400	84	316
Total expenses	39,844	43,974	(4,130)
Operating income	8,101	7,775	326
Interest income	5,319	2,232	3,087
Interest expense	(5,886)	(4,373)	(1,513)
Equity in income of unconsolidated real estate entities	273	—	273
Change in fair value of interest rate derivatives	(1,463)	969	(2,432)
Other income	60	114	(54)
Income before taxes	6,404	6,717	(313)
Income tax benefit	110	266	(156)
Net income	$6,514	$6,983	$(469)

Rental revenues for the three months ended March 31, 2019 increased $2.2 million compared to the three months ended March 31, 2018 as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(unaudited, in thousands)
Office	$5,556	$5,100	$456
Retail	17,257	16,711	546
Multifamily	8,096	6,888	1,208
	$30,909	$28,699	$2,210

Office rental revenues for the three months ended March 31, 2019 increased 8.9% compared to the three months ended March 31, 2018, primarily as a result of the acquisition of One City Center and higher occupancy across the rest of the office portfolio.

Retail rental revenues for the three months ended March 31, 2019 increased 3.3% compared to the three months ended March 31, 2018, as a result of the acquisition of the additional outparcel phase of Wendover Village in February 2019, the three property acquisitions completed during 2018, and the commencement of operations at Premier Retail (Part of Town Center Phase IV) in the third quarter of 2018. These increases were partially offset by the disposal of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center.

Multifamily rental revenues for the three months ended March 31, 2019 increased 17.5% compared to the three month ended March 31, 2018, primarily as a result of the commencement of operations at Greenside and Premier Apartments (Part of Town Center Phase IV) during 2018 as well as higher rental rates across the rest of the multifamily portfolio, especially at Johns Hopkins Village and Smith's Landing.

General contracting and real estate services revenues for the three months ended March 31, 2019 decreased 26.1% compared to the three months ended March 31, 2018. While we have significant backlog, particularly with regards to the Interlock Commercial and Solis Apartments projects, these projects were in the early stages during the first quarter of 2019. During the 2018 period, we recognized higher revenues primarily relating to One City Center, Point Street, and Dinwiddie Municipal.

Rental expenses for the three months ended March 31, 2019 increased $0.3 million compared to the three months ended March 31, 2018 as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(unaudited, in thousands)
Office	$1,486	$1,446	$40
Retail	2,600	2,657	(57)
Multifamily	2,639	2,321	318
	$6,725	$6,424	$301

Office rental expenses for the three months ended March 31, 2019 increased 2.8% compared to the three months ended March 31, 2018, primarily as a result of the acquisition of One City Center.

Retail rental expenses for the three months ended March 31, 2019 decreased 2.1% compared to the three months ended March 31, 2018, primarily as a result of lower ground rent expense related to the disposal of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center, which more than offset the increases from the acquisition of the additional outparcel phase of Wendover Village in February 2019, the three property acquisitions completed during 2018, and the commencement of operations at Premier Retail (Part of Town Center Phase IV) in the third quarter of 2018.

Multifamily rental expenses for the three months ended March 31, 2019 increased 13.7% compared to the three months ended March 31, 2018, primarily as a result of the commencement of operations at Greenside and Premier Apartments (Part of Town Center Phase IV) during 2018. The increase was partially offset by lower ground rent expense at Johns Hopkins Village as a result of reduced rent pursuant to the amendment to the ground lease executed in March 2018.

Real estate taxes for the three months ended March 31, 2019 increased $0.3 million compared to the three months ended March 31, 2018 as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(unaudited, in thousands)
Office	$526	$502	$24
Retail	1,811	1,683	128
Multifamily	791	628	163
	$3,128	$2,813	$315

Office real estate taxes for the three months ended March 31, 2019 increased 4.8% compared to the three months ended March 31, 2018 due to the acquisition of One City Center.

Retail real estate taxes for the three months ended March 31, 2019 increased 7.6% compared to the three months ended March 31, 2018, primarily as a result of the three property acquisitions completed during 2018 and the commencement of operations at Premier Retail (Part of Town Center Phase IV) in the third quarter of 2018. These increases were partially offset by the disposal of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center.

Multifamily real estate taxes for the three months ended March 31, 2019 increased 26.0% compared to the three months ended March 31, 2018, as a result of the commencement of operations at Greenside and Premier Apartments (Part of Town Center Phase IV) during 2018.

General contracting and real estate services expenses for the three months ended March 31, 2019 decreased 27.3% compared to the three months ended March 31, 2018. While we have significant backlog, particularly with regards to the Interlock Commercial and Solis Apartments projects, these projects were in the early stages during the first quarter of 2019. During the 2018 period, we recognized higher expenses primarily relating to One City Center, Point Street, and Dinwiddie Municipal.

Depreciation and amortization for the three months ended March 31, 2019 increased 6.7% compared to the three months ended March 31, 2018 as a result of development properties placed in service and acquisitions of operating properties.

General and administrative expenses for the three months ended March 31, 2019 increased 14.9% compared to the three months ended March 31, 2018 primarily as a result of higher salaries, benefits, and professional fees.

Acquisition, development and other pursuit costs for the three months ended March 31, 2019 increased $0.3 million compared to the three months ended March 31, 2018 primarily due to the write off of costs relating to a potential development that was abandoned during the three months ended March 31, 2019.

Interest expense for the three months ended March 31, 2019 increased 34.6% compared to the three months ended March 31, 2018 primarily as a result of the increase in interest rates between periods as well as increased borrowings on the corporate credit facility, increased borrowings on construction loans, and additional borrowings on operating property loans.

The change in fair value of interest rate derivatives for the three months ended March 31, 2019 was negative due to a downward shift in forward LIBOR rates, particularly as it relates to projected rates two years from now and beyond. The change in fair value of interest rate derivatives for the three months ended March 31, 2018 was positive based on market expectations at that time that floating interest rates would continue to rise.

Income tax benefit that we recognized during the three months ended March 31, 2019 and 2018, respectively, were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects, mezzanine loan funding requirements, and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans, borrowings available under our credit facility, and net proceeds from the sale of common stock through our at-the-market continuous equity offering program (the "ATM Program"), which is discussed below.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, general contracting expenses, property development and acquisitions, tenant improvements, capital improvements, and mezzanine loan funding requirements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness, and the issuance of equity and debt securities. We also may fund property development and acquisitions and capital improvements using our credit facility pending long-term financing.

As of March 31, 2019, we had unrestricted cash and cash equivalents of $15.6 million available for both current liquidity needs as well as development activities. We also had restricted cash in escrow of $3.4 million, some of which is available for capital expenditures at our operating properties. As of March 31, 2019, we had $56.6 million available under our credit facility to meet our short-term liquidity requirements and $40.2 million available under our construction loans to fund development activities.

We have no loans scheduled to mature during the remainder of 2019.

ATM Program

On February 26, 2018, we commenced our ATM Program through which we are able to, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million. During the three months ended March 31, 2019, we issued and sold an aggregate of 2,071,000 shares of common stock at an average price of $14.78 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $30.2 million. As of April 30, 2019, we had $26.5 million in remaining availability under the 2018 ATM Program.

Credit Facility

We have a senior credit facility that was modified on January 31, 2019 to increase the maximum total commitments to $355.0 million, comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility), with a syndicate of banks. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio, and for working capital.

The credit facility includes an accordion feature that allows the total commitments to be further increased to $450.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders. The revolving credit facility has a scheduled maturity date of October 26, 2021, with two six-month extension options, subject to certain conditions, including payment of a 0.075% extension fee at each extension. The term loan facility has a scheduled maturity date of October 26, 2022.

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

We may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty, except for those portions subject to an interest rate swap agreement.

The credit agreement includes customary events of default, in certain cases subject to customary periods to cure. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the credit facility to be immediately due and payable.

We are currently in compliance with all covenants under the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2019 ($ in thousands):

	Amount Outstanding	Interest Rate (a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Greenside (Harding Place)	$27,409	LIBOR + 2.95%	5.44%		February 24, 2020	$27,409
Premier (Town Center Phase VI)	21,830	LIBOR + 2.75%	5.24%		June 29, 2020	21,830
Hoffler Place (King Street)	19,337	LIBOR + 3.24%	5.73%		January 1, 2021	19,337
Summit Place (Meeting Street)	19,529	LIBOR + 3.24%	5.73%		January 1, 2021	19,529
Southgate Square	21,222	LIBOR + 1.60%	4.09%		April 29, 2021	19,462
4525 Main Street (b)	32,034	3.25%	3.25%		September 10, 2021	30,774
Encore Apartments (b)	24,966	3.25%	3.25%		September 10, 2021	24,006
Hanbury Village	18,892	3.78%	3.78%		August 15, 2022	17,121
Socastee Commons	4,645	4.57%	4.57%		January 6, 2023	4,223
Sandbridge Commons	8,199	LIBOR + 1.75%	4.24%		January 17, 2023	7,248
249 Central Park Retail (c)	16,992	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	15,935
South Retail (c)	7,460	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	6,996
Fountain Plaza Retail (c)	10,226	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	9,589
Lightfoot Marketplace	17,900	LIBOR + 1.75%	4.77%	(e)	October 12, 2023	17,900
One City Center	25,625	LIBOR + 1.85%	4.34%		April 1, 2024	22,559
Brooks Crossing Office	11,222	LIBOR + 1.60%	4.09%		July 1, 2025	11,222
Market at Mill Creek	13,549	LIBOR + 1.55%	4.04%		July 12, 2025	13,549
Johns Hopkins Village	52,477	LIBOR + 1.25%	4.19%	(f)	August 7, 2025	45,967
North Point Center Note 2	2,317	7.25%	7.25%		September 15, 2025	1,344
Lexington Square	14,860	4.50%	4.50%		September 1, 2028	12,044
Smith's Landing	18,783	4.05%	4.05%		June 1, 2035	—
Liberty Apartments	14,370	5.66%	5.66%		November 1, 2043	—
The Cosmopolitan	44,279	3.35%	3.35%		July 1, 2051	—
Total secured debt	$448,123					$348,044
Unsecured Debt
Senior unsecured revolving credit facility	91,000	LIBOR+1.40%-2.00%	4.04%		October 26, 2021	91,000
Senior unsecured term loan	55,000	LIBOR+1.35%-1.95%	3.99%		October 26, 2022	55,000
Senior unsecured term loan	150,000	LIBOR+1.35%-1.95%	3.50% - 4.28%	(d)(f)	October 26, 2022	150,000
Total unsecured debt	$296,000					$296,000
Total principal balances	$744,123					$644,044
Unamortized GAAP adjustments	(6,502)					—
Indebtedness, net	$737,621					$644,044
________________________________________
(a)    LIBOR rate is determined by individual lenders.
(b)    Cross collateralized.
(c)    Cross collateralized.
(d)    Includes debt subject to interest rate swap locks, established April 4, 2019.
(e)    Includes $10.5 million of debt subject to interest rate swap locks.
(f)    Includes debt subject to interest rate swap locks.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of March 31, 2019, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2019	$4,588	1%
2020	56,454	7%
2021	210,570	28%
2022	227,595	31%
2023	66,617	9%
Thereafter	178,299	24%
	$744,123	100%

________________________________________
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

On April 23, 2018, we entered into a floating-to-fixed interest rate swap attributable to one-month LIBOR-indexed interest payments with a notional amount of $50.0 million. The interest rate swap has a fixed rate of 2.78%, an effective date of May 1, 2018, and a maturity date of May 1, 2023.

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

As of March 31, 2019, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
June 23, 2017	July 1, 2019	1.50%	$50,000
September 18, 2017	October 1, 2019	1.50%	50,000
November 28, 2017	December 1, 2019	1.50%	50,000
March 7, 2018	April 1, 2020	2.25%	50,000
July 16, 2018	August 1, 2020	2.50%	50,000
December 11, 2018	January 1, 2021	2.75%	50,000
Total			$300,000

On April 4, 2019, we entered into a floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments with a notional amount of $50.0 million. The interest rate swap has a fixed rate of 2.26%, an effective date of April 1, 2019, and a maturity date of October 22, 2022.

On April 4, 2019, we entered into a floating-to-fixed interest rate swap attributable to one-month LIBOR indexed interest payments with an initial notional amount of $34.6 million (amortizing). The interest rate swap has a fixed rate of 2.25%, an effective date of April 1, 2019, and a maturity date of August 10, 2023.

Off-Balance Sheet Arrangements

We have entered into standby letters of credit using the available capacity under the credit facility. Letters of credit generally are available for draw down in the event we do not perform. As of March 31, 2019, we had outstanding standby letters of credit for $2.4 million that expire during 2019. However, our standby letters of credit may be renewed for additional periods until required conditions are satisfied. The letters of credit outstanding at March 31, 2019 related primarily to the guarantee on the 1405 Point senior construction loan. This letter of credit was released on April 25, 2019.

In connection with the our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees we made as of March 31, 2019 (in thousands):

Development project	Payment guarantee amount
1405 Point	$25,000	(a)
The Residences at Annapolis Junction	8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial	—	(b)
Total	$51,080
________________________________________
(a) On April 25, 2019, we exercised our option to purchase 79% of the partnership that owns 1405 Point.
(b) As of March 31, 2019, this $30.7 million payment guarantee was not yet effective because the senior construction loan had not yet been executed. On April 19, 2019, the senior construction loan was executed, and the payment guarantee became effective. We now also guarantee completion of the development project to the senior lender. We have also guaranteed completion of the development project to Georgia Tech, the ground lessor.

Cash Flows

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Operating Activities	$16,079	$4,050	$12,029
Investing Activities	(79,803)	(67,528)	(12,275)
Financing Activities	58,632	59,868	(1,236)
Net Decrease	$(5,092)	$(3,610)	$(1,482)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$24,051	$22,916
Cash, Cash Equivalents, and Restricted Cash, End of Period	$18,959	$19,306

Net cash provided by operating activities during the three months ended March 31, 2019 increased $12.0 million compared to the three months ended March 31, 2018 primarily as a result of timing differences in operating assets and liabilities as well as increased net operating income from the property portfolio.

During the three months ended March 31, 2019, we invested $12.3 million more in cash compared to the three months ended March 31, 2018 due to increased development activity, which was partially offset by less cash invested in the acquisition of operating properties.

Net cash provided by financing activities during the three months ended March 31, 2019 was relatively consistent with that for three months ended March 31, 2018.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our year-over-year performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, impairment of intangible assets and liabilities, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives, severance related costs, and other non-comparable items.

The following table sets forth a reconciliation of FFO and Normalized FFO for the three months ended March 31, 2019 and 2018 to net income, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share and unit amounts)
Net income	$6,514	$6,983
Depreciation and amortization(1)	10,129	9,278
Funds from operations	$16,643	$16,261
Acquisition, development and other pursuit costs	400	84
Change in fair value of interest rate derivatives	1,463	(969)
Normalized funds from operations	$18,506	$15,376
Net income per diluted share and unit	$0.10	$0.11
FFO per diluted share and unit	$0.25	$0.26
Normalized FFO per diluted share and unit	$0.27	$0.25
Weighted average common shares and units - diluted	67,919	62,538
(1) The adjustment for depreciation and amortization includes $0.2 million of depreciation attributable to the Company's investment in One City Center from January 1, 2019 to March 14, 2019, which was an unconsolidated real estate investment during this period.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon then-currently available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2018.

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets (ASU 2016-02—Leases (Topic 842)). The new standard also makes targeted changes to lessor accounting. We adopted the new standard on January 1, 2019, using the modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented as permitted in Accounting Standards Codification ("ASC") Topic 842.

In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for existing leases. As of March 31, 2019, we do not have any leases classified as finance leases. We also elected a practical expedient that allowed us to not separate non-lease components from lease components and instead to account for each lease and non-lease component as a single lease component. The adoption of the new standard as of January 1, 2019 did not impact our consolidated results of operations and had no impact on cash flows.

As a lessee we have six ground leases on five properties with initial terms that range from 20 to 65 years and options to extend up to an additional 70 years in certain cases. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. We recognize lease expense on a straight-line basis over the lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

The long-term ground leases, represent a majority of our current operating lease payments. We recorded right-of-use assets totaling $32.2 million and lease liabilities totaling $41.4 million upon adopting this standard on January 1, 2019. We utilized a weighted average discount rate of 5.4% to measure our lease liabilities upon adoption.

As a lessor we lease our properties under operating leases and recognize base rents on a straight-line basis over the lease term. We also recognize revenue from tenant recoveries, through which tenants reimburse us on an accrual basis for certain expenses such as utilities, janitorial services, repairs and maintenance, security and alarms, parking lot and ground maintenance, administrative services, management fees, insurance, and real estate taxes. Rental revenues are reduced by the amount of any leasing incentives amortized on a straight-line basis over the term of the applicable lease. In addition, we recognize contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. Many tenant leases include one or more options to renew, with renewal terms that can extend the lease term from one to 15 years or more. The exercise of lease renewal options is at the tenant's sole discretion. We include a renewal period in the lease term only if it appears at lease inception that the renewal is reasonably assured.

The new standard includes new considerations regarding the recognition of rental revenue when collection is not probable. We changed our presentation and measurement of charges for uncollectable lease revenue associated with office, retail, and residential leasing activity, reflecting those amounts as a component of rental income on the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019. However, in accordance with our prospective adoption of the standard, we did not adjust the prior year period presentation of charges for uncollectable lease revenue associated with its office, retail, and residential leasing activity as a component of operating expenses, excluding property taxes, on the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018. Instead, we recorded a combined adjustment of $0.2 million to the opening balances for distributions in excess of earnings and noncontrolling interest relating to receivables where collection of substantially all operating lease payments was not probable as of January 1, 2019.

Lease-related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. We evaluate the collectability of lease receivables using several factors, including a lessee’s creditworthiness. We recognize a credit loss on lease-related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected.

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

At March 31, 2019 and excluding unamortized GAAP adjustments, approximately $422.8 million, or 56.8%, of our debt had fixed interest rates and approximately $321.3 million, or 43.2%, had variable interest rates. At March 31, 2019, LIBOR was approximately 249 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR increased by 100 basis points, our cash flow would decrease by only $0.7 million per year as a result of the interest rate caps. Assuming no increase in the level of our variable rate debt, if LIBOR decreased by 100 basis points, our cash flow would increase by $1.6 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2019, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item  1.    Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition, or results of operations if determined adversely to us. We may be subject to ongoing litigation relating to our portfolio and the properties comprising our portfolio, and we expect to otherwise be party from time to time to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business.

Item  1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of Class A Units in the Operating Partnership may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock at the time of redemption or, at the Company’s option and sole discretion, for shares of common stock on a one-for-one basis. During the three months ended March 31, 2019, the Company elected to satisfy certain redemption requests by issuing a total of 117,505 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2019, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"). The following table summarizes all of these repurchases during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid for Shares(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	—	$—	N/A	N/A
February 1, 2019 through February 28, 2019	—	—	N/A	N/A
March 1, 2019 through March 31, 2019	19,245	15.20	N/A	N/A
Total	19,245	$15.20

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: May 8, 2019	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	/s/ Michael P. O’Hara
Michael P. O’Hara
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)