Form 10-Q
period 2019-06-30
Armada Hoffler Properties, Inc.
filed 2019-08-05
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35908

ARMADA HOFFLER PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland				46-1214914
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
222 Central Park Avenue		,	Suite 2100
Virginia Beach	,	Virginia		23462
(Address of principal executive offices)				(Zip Code)

(757) 366-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AHH	New York Stock Exchange
6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	AHHPrA	New York Stock Exchange
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
☐ Yes     ☒  No
As of July 31, 2019, the registrant had 52,982,147 shares of common stock, $0.01 par value per share, outstanding and 2,530,000 shares of preferred stock, $0.01 par value per share, outstanding. In addition, as of July 31, 2019, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 21,052,574 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,407,224	$1,037,917
Held for development	2,752	2,994
Construction in progress	156,695	135,675
	1,566,671	1,176,586
Accumulated depreciation	(205,650)	(188,775)
Net real estate investments	1,361,021	987,811
Real estate investments held for sale	—	929
Cash and cash equivalents	23,109	21,254
Restricted cash	2,852	2,797
Accounts receivable, net	20,713	19,016
Notes receivable	144,743	138,683
Construction receivables, including retentions	13,696	16,154
Construction contract costs and estimated earnings in excess of billings	461	1,358
Equity method investments	—	22,203
Operating lease right-of-use assets	33,268	—
Finance lease right-of-use assets	24,415	—
Other assets	105,749	55,177
Total Assets	$1,730,027	$1,265,382
LIABILITIES AND EQUITY
Indebtedness, net	$949,345	$694,239
Accounts payable and accrued liabilities	15,983	15,217
Construction payables, including retentions	37,798	50,796
Billings in excess of construction contract costs and estimated earnings	1,789	3,037
Operating lease liabilities	41,300	—
Finance lease liabilities	17,862	—
Other liabilities	59,508	46,203
Total Liabilities	1,123,585	809,492

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 6.75% Series A Cumulative Redeemable Preferred Stock, 2,530,000 issued and outstanding as of June 30, 2019 and zero shares issued and outstanding as of December 31, 2018	63,250	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 52,794,357 and 50,013,731 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	528	500
Additional paid-in capital	394,269	357,353
Distributions in excess of earnings	(95,490)	(82,699)
Accumulated other comprehensive loss	(4,502)	(1,283)
Total stockholders’ equity	358,055	273,871
Noncontrolling interests in investment entities	4,550	—
Noncontrolling interests in Operating Partnership	243,837	182,019
Total Equity	606,442	455,890
Total Liabilities and Equity	$1,730,027	$1,265,382

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental revenues	$36,378	$28,598	$67,287	$57,297
General contracting and real estate services revenues	21,444	20,654	38,480	43,704
Total revenues	57,822	49,252	105,767	101,001
Expenses
Rental expenses	8,027	6,522	14,752	12,946
Real estate taxes	3,451	2,735	6,579	5,548
General contracting and real estate services expenses	20,123	20,087	36,409	42,501
Depreciation and amortization	13,478	9,179	23,382	18,457
General and administrative expenses	2,951	2,764	6,352	5,725
Acquisition, development and other pursuit costs	57	9	457	93
Impairment charges	—	98	—	98
Total expenses	48,087	41,394	87,931	85,368
Operating income	9,735	7,858	17,836	15,633
Interest income	5,593	2,375	10,912	4,607
Interest expense	(7,603)	(4,497)	(13,489)	(8,870)
Equity in income of unconsolidated real estate entities	—	—	273	—
Change in fair value of interest rate derivatives	(1,933)	(11)	(3,396)	958
Other income	4	54	64	168
Income before taxes	5,796	5,779	12,200	12,496
Income tax benefit	30	166	140	432
Net income	5,826	5,945	12,340	12,928
Net income attributable to noncontrolling interests:
Investment entities	320	—	320	—
Operating Partnership	(1,580)	(1,626)	(3,210)	(3,569)
Net income attributable to Armada Hoffler Properties, Inc.	4,566	4,319	9,450	9,359
Preferred stock dividends	(154)	—	(154)	—
Net income attributable to common stockholders	$4,412	$4,319	$9,296	$9,359
Net income attributable to common stockholders per share (basic and diluted)	$0.08	$0.09	$0.18	$0.21
Weighted-average common shares outstanding (basic and diluted)	52,451	45,928	51,692	45,532

Comprehensive income:
Net income	$5,826	$5,945	$12,340	$12,928
Unrealized cash flow hedge losses	(3,459)	—	(4,462)	—
Realized cash flow hedge losses reclassified to net income	35	—	107	—
Comprehensive income	2,402	5,945	7,985	12,928
Comprehensive income attributable to noncontrolling interests:
Investment entities	320	—	320	—
Operating Partnership	(677)	(1,626)	(2,074)	(3,569)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$2,045	$4,319	$6,231	$9,359

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity

(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2018	$—	$500	$357,353	$(82,699)	$(1,283)	$273,871	$—	$182,019	$455,890
Cumulative effect of accounting change(1)	—	—	—	(125)	—	(125)	—	(42)	(167)
Net income	—	—	—	4,884	—	4,884	—	1,630	6,514
Unrealized cash flow hedge losses	—	—	—	—	(752)	(752)	—	(251)	(1,003)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	54	54	—	18	72
Net proceeds from issuance of common stock	—	21	30,185	—	—	30,206	—	—	30,206
Restricted stock awards, net of tax withholding	—	1	754	—	—	755	—	—	755
Restricted stock award forfeitures	—	—	(4)	—	—	(4)	—	—	(4)
Redemption of operating partnership units	—	1	1,259	—	—	1,260	—	(1,260)	—
Dividends and distributions declared ($0.21 per share and unit)	—	—	—	(11,009)	—	(11,009)	—	(3,568)	(14,577)
Balance, March 31, 2019	$—	$523	$389,547	$(88,949)	$(1,981)	$299,140	$—	$178,546	$477,686
Net income (loss)	—	—	—	4,566	—	4,566	(320)	1,580	5,826
Unrealized cash flow hedge losses	—	—	—	—	(2,547)	(2,547)	—	(912)	(3,459)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	26	26	—	9	35
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	63,250	—	(2,249)	—	—	61,001	—	—	61,001
Net proceeds from issuance of common stock	—	4	7,494	—	—	7,498	—	—	7,498
Restricted stock awards, net of tax withholding	—	1	463	—	—	464	—	—	464
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	4,870	—	4,870
Issuance of operating partnership units for acquisitions	—	—	(986)	—	—	(986)	—	69,061	68,075
Dividends and distributions declared ($0.21 per share and unit)	—	—	—	(11,107)	—	(11,107)	—	(4,447)	(15,554)
Balance, June 30, 2019	$63,250	$528	$394,269	$(95,490)	$(4,502)	$358,055	$4,550	$243,837	$606,442

(1) The Company recorded cumulative effect adjustments related to the new lease standard in the first quarter of 2019. See "Financial Statements — Note 2 — Significant Accounting Policies — Recent Accounting Pronouncements” for additional information.

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2017	$—	$449	$287,407	$(61,166)	$—	$226,690	$—	$193,593	$420,283
Net income	—	—	—	5,040	—	5,040	—	1,943	6,983
Restricted stock awards, net of tax withholding	—	1	499	—	—	500	—	—	500
Restricted stock award forfeitures	—	—	(4)	—	—	(4)	—	—	(4)
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	1,696	1,696
Redemption of operating partnership units	—	2	1,797	—	—	1,799	—	(1,804)	(5)
Dividends and distributions declared ($0.20 per share and unit)	—	—	—	(9,064)	—	(9,064)	—	(3,488)	(12,552)
Balance, March 31, 2018	$—	$452	$289,699	$(65,190)	$—	$224,961	$—	$191,940	$416,901
Net income	—	—	—	4,319	—	4,319	—	1,626	5,945
Net proceeds from issuance of common stock	—	35	48,946	—	—	48,981	—	—	48,981
Restricted stock awards, net of tax withholding	—	1	403	—	—	404	—	—	404
Issuance of operating partnership units for acquisitions	—	—	(5)	—	—	(5)	—	505	500
Redemption of operating partnership units	—	—	(466)	—	—	(466)	—	(2,060)	(2,526)
Dividends and distributions declared ($0.20 per share and unit)	—	—	—	(9,777)	—	(9,777)	—	(3,458)	(13,235)
Balance, June 30, 2018	$—	$488	$338,577	$(70,648)	$—	$268,417	$—	$188,553	$456,970

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$12,340	$12,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	16,875	13,540
Amortization of leasing costs and in-place lease intangibles	6,507	4,917
Accrued straight-line rental revenue	(2,208)	(1,029)
Amortization of leasing incentives and above or below-market rents	(97)	(141)
Accrued straight-line ground rent expense	56	136
Adjustment for uncollectable accounts	9	112
Noncash stock compensation	1,017	820
Impairment charges	—	98
Noncash interest expense	701	557
Annapolis Junction loan discount amortization (1)	(2,356)	—
Change in fair value of interest rate derivatives	3,396	(958)
Equity in income of unconsolidated real estate entities	(273)	—
Changes in operating assets and liabilities:
Property assets	2,387	(2,505)
Property liabilities	(2,841)	(1,973)
Construction assets	4,142	4,443
Construction liabilities	(4,004)	(15,081)
Interest receivable	(7,539)	(4,604)
Net cash provided by operating activities	28,112	11,260
INVESTING ACTIVITIES
Development of real estate investments	(75,679)	(57,741)
Tenant and building improvements	(12,519)	(5,599)
Acquisitions of real estate investments, net of cash received	(133,345)	(32,967)
Dispositions of real estate investments, net of selling costs	1,014	4,271
Notes receivable issuances	(25,355)	(5,816)
Notes receivable paydowns	1,692	—
Leasing costs	(1,883)	(2,060)
Leasing incentives	—	(79)
Contributions to equity method investments	(535)	(3,127)
Net cash used for investing activities	(246,610)	(103,118)
FINANCING ACTIVITIES
Proceeds from issuance of cumulative redeemable perpetual preferred stock, net	61,001	—
Proceeds from issuance of common stock, net	37,704	48,981
Common shares tendered for tax withholding	(344)	(343)
Debt issuances, credit facility and construction loan borrowings	291,392	147,248
Debt and credit facility repayments, including principal amortization	(138,175)	(84,277)
Debt issuance costs	(3,167)	(381)
Redemption of operating partnership units	—	(2,531)
Dividends on common stock and distributions on Operating Partnership units	(28,003)	(24,337)
Net cash provided by financing activities	220,408	84,360
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,910	(7,498)
Cash, cash equivalents, and restricted cash, beginning of period	24,051	22,916
Cash, cash equivalents, and restricted cash, end of period (2)	$25,961	$15,418
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$2,128	$1,450
(Decrease) increase in accrued capital improvements and development costs	(9,861)	6,692
Issuance of operating partnership units for acquisitions	69,061	1,702
Operating Partnership units redeemed for common shares	1,260	1,804
Debt assumed at fair value in conjunction with real estate purchases	101,390	—
Note receivable extinguished in conjunction with real estate purchase	31,252	—
Equity method investment redeemed for real estate acquisition	23,011	—
Noncontrolling interest in acquired real estate entity	4,870	—
Recognition of operating lease ROU assets (3)	33,525	—
Recognition of operating lease liabilities (3)	41,191	—
Recognition of finance lease ROU assets	24,500	—
Recognition of finance lease liabilities	17,871	—

(1) Borrower paid $5.0 million in exchange for the Company's purchase option. This is being accounted for as a loan modification fee; interest income is being recognized as additional interest income on the note receivable over the one-year remaining term. See Note 7 for additional discussion.
(2) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$23,109	$12,279
Restricted cash (a)	2,852	3,139
Cash, cash equivalents, and restricted cash	$25,961	$15,418

(a) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

(3) Net of $0.4 million disposal related to the Company's preexisting lease at the Thames Street Wharf property acquired on June 26, 2019.

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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of June 30, 2019, owned 71.4% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

As of June 30, 2019, the Company's property portfolio consisted of 54 operating properties and 8 properties either under development or not yet stabilized.

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

In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for existing leases. As of January 1, 2019, Company did not have any leases classified as finance leases. The Company also elected a practical expedient that allowed it to not separate non-lease components from lease components and instead to account for each lease and non-lease component as a single lease component. The adoption of the new standard as of January 1, 2019 did not impact the Company's consolidated results of operations and had no impact on cash flows.

As a lessee, the Company had six ground leases on five properties as of January 1, 2019 with initial terms that range from 20 to 65 years and options to extend up to an additional 70 years in certain cases. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

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

The new standard includes new considerations regarding the recognition of rental revenue when collection is not probable. The Company changed its presentation and measurement of charges for uncollectable lease revenue associated with its office, retail, and residential leasing activity, reflecting those amounts as a component of rental income on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2019. However, in accordance with its prospective adoption of the standard, the Company did not adjust the prior year period presentation of charges for uncollectable lease revenue associated with its office, retail, and residential leasing activity as a component of operating expenses, excluding property taxes, on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018. Instead, the Company recorded a combined adjustment of $0.2 million to the opening balances for distributions in excess of earnings and noncontrolling interest relating to receivables where collection of substantially all operating lease payments was not probable as of January 1, 2019.

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

Credit losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost, such as our notes receivable. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company is currently evaluating the impact ASU 2016-13 will have on the consolidated financial statements, the Company expects that the adoption could result in earlier recognition of a provision for loan losses on its notes receivable.

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

Net operating income of the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Office real estate
Rental revenues	$7,382	$5,288	$12,938	$10,388
Rental expenses	1,853	1,430	3,339	2,876
Real estate taxes	653	502	1,179	1,004
Segment net operating income	4,876	3,356	8,420	6,508
Retail real estate
Rental revenues	19,235	16,608	36,492	33,319
Rental expenses	2,893	2,563	5,493	5,220
Real estate taxes	1,893	1,656	3,704	3,339
Segment net operating income	14,449	12,389	27,295	24,760
Multifamily residential real estate
Rental revenues	9,761	6,702	17,857	13,590
Rental expenses	3,281	2,529	5,920	4,850
Real estate taxes	905	577	1,696	1,205
Segment net operating income	5,575	3,596	10,241	7,535
General contracting and real estate services
Segment revenues	21,444	20,654	38,480	43,704
Segment expenses	20,123	20,087	36,409	42,501
Segment gross profit	1,321	567	2,071	1,203
Net operating income	$26,221	$19,908	$48,027	$40,006

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended June 30, 2019 and 2018 exclude revenue related to intercompany construction contracts of $30.0 million and $34.2 million, respectively. General contracting and real estate services revenues for the six months ended June 30, 2019 and 2018 exclude revenue related to intercompany construction contracts of $60.2 million and $60.1 million, respectively.

General contracting and real estate services expenses for the three months ended June 30, 2019 and 2018 exclude expenses related to intercompany construction contracts of $29.7 million and $33.9 million, respectively. General contracting and real estate services expenses for the six months ended June 30, 2019 and 2018 exclude expenses related to intercompany construction contracts of $59.6 million and $59.5 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Net operating income	$26,221	$19,908	$48,027	$40,006
Depreciation and amortization	(13,478)	(9,179)	(23,382)	(18,457)
General and administrative expenses	(2,951)	(2,764)	(6,352)	(5,725)
Acquisition, development, and other pursuit costs	(57)	(9)	(457)	(93)
Impairment charges	—	(98)	—	(98)
Interest income	5,593	2,375	10,912	4,607
Interest expense	(7,603)	(4,497)	(13,489)	(8,870)
Equity in income of unconsolidated real estate entities	—	—	273	—
Change in fair value of interest rate derivatives	(1,933)	(11)	(3,396)	958
Other income	4	54	64	168
Income tax benefit	30	166	140	432
Net income	$5,826	$5,945	$12,340	$12,928

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses, including corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

4. Leases

Lessee Disclosures

The components of lease cost for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Unaudited)
Operating lease cost	$707	1,395
Finance lease cost:
Amortization of right-of-use assets	$77	77
Interest on lease liabilities	$112	112

The table below presents supplemental cash flow information related to leases during the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$524	$1,024
Operating cash flows from finance leases	111	111
Financing cash flows from finance leases	—	—

Additional information related to leases as of June 30, 2019 were as follows (in thousands):

June 30, 2019
(Unaudited)
Weighted Average Remaining Lease Term (years)
Operating leases	45.9
Finance leases	41.7

Weighted Average Discount Rate
Operating leases	5.4%
Finance leases	5.2%

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2019 (excluding six months ended June 30, 2019)	$954	$422
2020	2,080	864
2021	2,137	864
2022	2,361	868
2023	2,400	873
Thereafter	105,961	43,902
Total lease liabilities	115,893	47,793
Less imputed interest	(74,593)	(29,931)
Present value of lease liabilities	$41,300	$17,862

Lessor Disclosures

Rental revenue for the three and six months ended June 30, 2019 comprised the following (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Unaudited)
Base rent and tenant charges	$35,066	$64,990
Accrued straight-line rental adjustment	1,187	2,148
Lease incentive amortization	(184)	(367)
Above/below market lease amortization	309	516
Total rental revenue	$36,378	$67,287

The Company's commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding six months ended June 30, 2019)	$48,504
2020	91,957
2021	84,332
2022	77,113
2023	67,302
Thereafter	314,422
Total	$683,630

5. Real Estate Investment

Property Acquisitions

On February 6, 2019, the Company acquired an additional outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $2.7 million plus capitalized acquisition costs of $0.1 million. This phase is leased by a single tenant.

On March 14, 2019, the Company acquired the office and retail portions of the One City Center project in exchange for a redemption of its 37% equity ownership in the joint venture with Austin Lawrence Partners, which totaled $23.0 million as of the acquisition date, and a cash payment of $23.2 million. The Company also incurred capitalized acquisition costs of $0.1 million.

On April 24, 2019, the Company exercised its option to purchase 79% of the interests in the partnership that owns 1405 Point in exchange for extinguishing the Company's $31.3 million note receivable on the project, making a cash payment of $0.3 million, and assuming a loan payable of $64.9 million, which was recorded at its fair value of $65.8 million. The Company also incurred capitalized acquisition costs of $0.1 million.

On May 23, 2019, the Company acquired Red Mill Commons and Marketplace at Hilltop from Venture Realty Group for consideration comprised of 4.1 million Class A Units (as defined in Note 11), the assumption of $35.7 million of mortgage debt principal, and $4.5 million in cash. The negotiated price was $105.0 million, which contemplated the price of the Company's common stock of $15.55 per share when the purchase and sale agreement was executed. The aggregate acquisition cost was $109.3 million, which consisted of 4.1 million Class A Units valued at $68.1 million (using the price of the Company's common stock of $16.50 on the date of the acquisition), mortgage debt valued at $35.6 million, cash consideration of $4.5 million, and capitalized acquisition costs of $1.1 million. In connection with the acquisition, the Company and the Operating Partnership entered into a tax protection agreement with the contributors pursuant to which the Company and the Operating Partnership agreed, subject to certain exceptions, to indemnify the contributors for up to 10 years against certain tax liabilities incurred by them, if such liabilities result from a transaction involving a direct or indirect taxable disposition of either or both of these properties or if the Operating Partnership fails to maintain and allocate to the contributors for taxation purposes minimum levels of Operating Partnership liabilities.

On June 26, 2019, the Company acquired Thames Street Wharf, a class A office building located in the Harbor Point development of Baltimore, Maryland, for $101.0 million in cash and $0.3 million of capitalized acquisition costs.

The following table summarizes the purchase price allocation (including acquisition costs) based on relative fair value of the assets acquired and intangible liabilities assumed for the six operating properties purchased during the six months ended June 30, 2019 (in thousands):

	Wendover Village additional outparcel	One City Center	1405 Point		Red Mill Commons	Marketplace at Hilltop		Thames Street Wharf
Land	$1,633	$2,678	$—	(a)	$44,252	$2,023	(b)	$15,861
Site improvements	50	163	298		2,558	691		150
Building and improvements	888	28,039	92,866		27,790	19,195		64,539
Furniture and fixtures	—	—	2,302		—	—		—
In-place leases	101	15,140	3,371		9,973	4,565		24,385
Above-market leases	111	—	—		1,463	599		—
Below-market leases	—	—	—		(6,221)	(1,136)		(3,636)
Finance lease liabilities	—	—	(8,671)		—	(9,200)		—
Finance lease right-of-use assets	—	—	11,730		—	12,770		—
Net assets acquired	$2,783	$46,020	$101,896		$79,815	$29,507		$101,299

________________________________________
(a) Land is subject to a ground lease.
(b) Portion of land is subject to a ground lease.

Property Disposition

On April 1, 2019, the Company sold Waynesboro Commons for a sale price of $1.1 million. There was no gain or loss recognized on the disposition.

Subsequent to June 30, 2019

On July 17, 2019, the Company executed an agreement to sell Lightfoot Marketplace for $30.3 million and classified the property as held for sale at that time.

6. Equity Method Investment

One City Center

On February 25, 2016, the Company acquired a 37% interest in One City Center, a joint venture with Austin Lawrence Partners, for purposes of developing a 22-story mixed use tower in Durham, North Carolina. During the six months ended June 30, 2019, the Company invested an additional $0.5 million in One City Center.

For the period from January 1, 2019 to March 13, 2019, One City Center had operating income of $0.3 million allocated to the Company. For the three and six months ended June 30, 2018, One City Center had no operating activity, and therefore the Company received no allocated income.

On March 14, 2019, the Company acquired the office and retail portions of the One City Center project in exchange for its 37% equity ownership in the joint venture and a cash payment of $23.2 million. See Note 5 for additional discussion.

7. Notes Receivable

The Company had the following notes receivable outstanding as of June 30, 2019 and December 31, 2018 ($ in thousands):

	Outstanding loan amount		Maximum loan commitment	Interest rate	Interest compounding
Development Project	June 30, 2019	December 31, 2018
1405 Point	$—	$30,238	$31,032	8.0%	Monthly
The Residences at Annapolis Junction	37,602	36,361	48,105	10.0%	Monthly
North Decatur Square (a)	19,852	18,521	29,673	15.0%	Annually
Delray Plaza	12,098	7,032	15,000	15.0%	Annually
Nexton Square	14,168	14,855	17,000	15.0%	Monthly
Interlock Commercial	38,062	18,269	95,000	15.0%	None
Solis Apartments at Interlock	17,226	13,821	41,100	13.0%	Annually
Total mezzanine	139,008	139,097	$276,910
Other notes receivable	1,314	1,275
Notes receivable guarantee premium	6,554	2,800
Notes receivable discount, net (b)	(2,133)	(4,489)
Total notes receivable	$144,743	$138,683
_______________________________________
(a) This loan was paid in full on July 22, 2019.
(b) Represents the remaining unamortized portion of the $5.0 million loan modification fee for The Residences at Annapolis Junction paid by the borrower in November 2018.

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the three and six months ended June 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Development Project	2019		2018	2019		2018
1405 Point	$173		$483	$783		$936
The Residences at Annapolis Junction	2,173	(a)	1,124	4,196	(a)	2,209
North Decatur Square	693		531	1,331		992
Delray Plaza	414		225	724		448
Nexton Square	524		—	1,033		—
Interlock Commercial	1,086		—	1,830		—
Solis Apartments at Interlock	508		—	972		—
Total mezzanine	5,571		2,363	10,869		4,585
Other interest income	22		12	43		22
Total interest income	$5,593		$2,375	$10,912		$4,607
________________________________________
(a) Includes amortization of the $5.0 million loan modification fee paid by the borrower in November 2018.

As of June 30, 2019 and December 31, 2018, there was no allowance for loan losses. During the three and six months ended June 30, 2019 and 2018, there was no provision for loan losses recorded for any of the Company's notes receivable. The Company's management performs a quarterly analysis of the loan portfolio to determine if an impairment has occurred based on the progress of development activities including leasing activities, projected development costs, and current and projected mezzanine and senior construction loan balances.

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

1405 Point

On April 24, 2019, the Company exercised its option to purchase 79% of the interests in the partnership that owns 1405 Point in exchange for extinguishing its note receivable on the project and a cash payment of $0.3 million. The project is subject to a loan payable of $64.9 million. The Company has also guaranteed payment on a portion of the loan payable. See Note 15 for additional information.

Interlock Commercial

On April 19, 2019, the borrower executed its senior construction loan, and the Company's payment guarantee of up to $30.7 million became effective. See Note 15 for additional information.

Annapolis Junction

The Annapolis Junction loan was originated inclusive of options for the Company to purchase up to 88% of the related development project from the developer, Annapolis Junction Apartments Owner, LLC (“AJAO”). On November 16, 2018, AJAO refinanced the senior construction loan with a one year senior loan of $83.0 million. This senior loan may be extended for one additional year if certain minimum debt yields and minimum debt service coverage ratios are met by AJAO. Concurrent with the refinancing of the senior construction loan, the Company agreed to modify the mezzanine loan receivable with AJAO as follows:

•The Company agreed to guarantee $8.3 million of the new senior loan;
•The Company agreed to extend the maturity of the mezzanine loan, which will mature concurrently with the new senior loan;
•The Company terminated its rights under the purchase options;
•AJAO paid a fee of $5.0 million; and
•AJAO paid down $11.1 million of the outstanding mezzanine loan balance, which was comprised of a $9.9 million payment of accrued interest and a $1.2 million payment of principal.

The fee of $5.0 million paid by AJAO is being accounted for as a loan discount that is being recognized as interest income over the remaining term of the loan using the effective interest method.

Subsequent to June 30, 2019

On July 22, 2019, the borrower paid off the North Decatur Square note receivable in full. The Company received the outstanding principal and interest in the amount of $20.0 million.

8. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of June 30, 2019 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$1,358	$3,037	$245	$3,591
Revenue recognized that was included in the balance at the beginning of the period	—	(3,037)	—	(3,591)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	2,541	—	1,898
Transferred to receivables	(1,890)	—	(245)	—
Construction contract costs and estimated earnings not billed during the period	461	—	1,287	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	532	(752)	—	(187)
Ending balance	$461	$1,789	$1,287	$1,711

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $0.7 million and $1.4 million were deferred as of June 30, 2019 and December 31, 2018, respectively. Amortization of pre-contract costs for the six months ended June 30, 2019 and 2018 was $0.3 million and zero, respectively.

Construction receivables and payables include retentions, amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of June 30, 2019 and December 31, 2018, construction receivables included retentions of $3.2 million and $8.5 million, respectively. The Company expects to collect substantially all construction receivables as of June 30, 2019 during the next twelve months. As of June 30, 2019 and December 31, 2018, construction payables included retentions of $14.7 million and $21.6 million, respectively. The Company expects to pay substantially all construction payables as of June 30, 2019 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Costs incurred on uncompleted construction contracts	$630,425	$594,006
Estimated earnings	22,383	20,375
Billings	(654,136)	(616,060)
Net position	$(1,328)	$(1,679)

Construction contract costs and estimated earnings in excess of billings	$461	$1,358
Billings in excess of construction contract costs and estimated earnings	(1,789)	(3,037)
Net position	$(1,328)	$(1,679)

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning backlog	$160,871	$30,733	$165,863	$49,167
New contracts/change orders	39,177	27,807	51,196	32,376
Work performed	(21,416)	(20,619)	(38,427)	(43,622)
Ending backlog	$178,632	$37,921	$178,632	$37,921

The Company expects to complete a majority of the uncompleted contracts as of June 30, 2019 during the next 12 to 18 months.
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

As of June 30, 2019 and December 31, 2018, the outstanding balance on the revolving credit facility was $122.0 million and $126.0 million, respectively, and the outstanding balance on the term loan facility was $205.0 million and $180.0 million, respectively. As of June 30, 2019, the effective interest rates on the revolving credit facility and the term loan facility were 3.95% and 3.90%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

On April 24, 2019, the Company exercised its option to purchase 79% of the partnership that owns 1405 Point in exchange for extinguishing its note receivable on the project and a cash payment of $0.3 million. The project was acquired subject to a loan payable of $64.9 million, which was recorded at its fair value of $65.8 million. The loan matures on May 1, 2020 and bears interest at a rate of LIBOR plus a spread of 2.75%; this spread will decrease to 2.50% upon stabilization (as defined in the loan agreement).

On May 23, 2019, the Company assumed notes payable in connection with the acquisition of Red Mill Commons and Marketplace at Hilltop with outstanding principal balances of $24.9 million and $10.8 million, respectively. The following table summarizes the note balance at assumption, fair value at assumption, maturity date, and interest rate for each loan ($ in thousands):

Loan name	Note balance at assumption	Fair value of loan at assumption	Loan maturity date	Loan interest rate
Redmill North	$4,451	$4,520	12/31/2028	4.73%
Redmill South	6,310	6,090	5/1/2025	3.57%
Redmill Central	2,640	2,690	6/17/2024	4.80%
Redmill West	11,548	11,540	6/1/2022	4.23%
Marketplace at Hilltop	10,740	10,790	10/1/2022	4.42%
	$35,689	$35,630

On June 26, 2019, the Company obtained a loan secured by Thames Street Wharf in the amount of $70.0 million in conjunction with the acquisition of this property. The loan bears interest at a rate of LIBOR plus a spread of 1.30% and will mature on June 26, 2022.

On June 26, 2019, the Company entered into a $76.0 million syndicated construction loan facility for the Wills Wharf development project in Baltimore, Maryland. The facility bears interest at a rate of LIBOR plus a spread of 2.25% during construction activities and will mature on June 26, 2023. The facility will have an unused commitment fee of 25 basis points until the Company has borrowed at least $19.0 million under the facility.

During the six months ended June 30, 2019, the Company borrowed $50.3 million under its existing construction loans to fund new development and construction.

Subsequent to June 30, 2019

In July 2019, the Company borrowed $5.4 million on its construction loans to fund development activities.

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

As of June 30, 2019, the Company had the following LIBOR interest rate caps ($ in thousands), which are not designated as cash flow hedges for accounting purposes:

Origination Date	Expiration Date	Notional Amount	Strike Rate	Premium Paid
6/23/2017	7/1/2019	$50,000	1.50%	$154
9/18/2017	10/1/2019	50,000	1.50%	199
11/28/2017	12/1/2019	50,000	1.50%	359
3/7/2018	4/1/2020	50,000	2.25%	310
7/16/2018	8/1/2020	50,000	2.50%	319
12/11/2018	1/1/2021	50,000	2.75%	210
5/15/2019	6/1/2022	100,000	2.50%	288
Total		$400,000		$1,839

As of June 30, 2019, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR	2.00%	3.50%	3/1/2016	2/20/2020
Senior unsecured term loan	50,000		1-month LIBOR	2.78%	4.28%	5/1/2018	5/1/2023
John Hopkins Village	52,256	(a)	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Lightfoot Marketplace	10,500	(a)	1-month LIBOR	3.02%	4.77%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	34,570	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR	2.26%	3.76%	4/1/2019	10/22/2022
Total	$247,326
________________________________________
(a) Designated as a cash flow hedge.

For those interest rate swaps designated as cash flow hedges, during the three months ended June 30, 2019, unrealized losses of $3.5 million were recorded to other comprehensive loss, and less than $0.1 million of realized losses were reclassified out of accumulated other comprehensive loss to interest expense due to payments made to the swap counterparty during the three months ended June 30, 2019. For the interest rate swaps designated as cash flow hedges, during the six months ended June 30, 2019, unrealized losses of $4.5 million were recorded to other comprehensive loss, and $0.1 million of realized losses were reclassified out of accumulated other comprehensive loss to interest expense due to payments made to the swap counterparty. During the next 12 months, the Company anticipates reclassifying approximately $1.1 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$100,000	$—	$(2,186)	$100,000	$303	$(749)
Interest rate caps	400,000	422	—	350,000	1,790	—
Total derivatives not designated as accounting hedges	500,000	422	(2,186)	450,000	2,093	(749)
Derivatives designated as accounting hedges
Interest rate swaps	147,326	—	(6,080)	63,208	—	(1,725)
Total derivatives	$647,326	$422	$(8,266)	$513,208	$2,093	$(2,474)

The changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2019 and 2018 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest rate swaps	$(4,549)	$5	$(6,201)	$353
Interest rate caps	(843)	(16)	(1,657)	605
Total change in fair value of interest rate derivatives	$(5,392)	$(11)	$(7,858)	$958
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$(1,933)	$(11)	$(3,396)	$958
Unrealized cash flow hedge gains losses	(3,459)	—	$(4,462)	$—
Total change in fair value of interest rate derivatives	$(5,392)	$(11)	$(7,858)	$958

11. Equity

Stockholders’ Equity

On February 26, 2018, the Company commenced an at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $125.0 million. During the six months ended June 30, 2019, the Company sold an aggregate of 2,522,186 shares of common stock at a weighted average price of $15.16 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $37.8 million.

On June 18, 2019, the Company issued 2,530,000 shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), with a liquidation preference of $25.00 per share, which included 330,000 shares issued upon the underwriters’ full exercise of their option to purchase additional shares. Net proceeds from the offering, after the underwriting discount but before offering expenses payable by the Company, were approximately $61.3 million. The Company used the net proceeds to fund a portion of the purchase price of Thames Street Wharf, a 263,426 square foot office building located in the Harbor Point neighborhood of Baltimore, Maryland. The balance of the net proceeds was used to repay a portion of the outstanding borrowings under the Company’s unsecured revolving credit facility and for general corporate purposes.

In connection with the issuance of the Series A Preferred Stock, on June 18, 2019, the Operating Partnership issued to the Company 2,530,000 6.75% Series A Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units"), which have economic terms that are identical to the Company’s Series A Preferred Stock. The Series A Preferred Units were issued in exchange for the Company’s contribution of the net proceeds from the offering of the Series A Preferred Stock to the Operating Partnership.

Dividends on the Series A Preferred Stock will be payable quarterly in arrears on or about the 15th day of each January, April, July and October. The first dividend on the Series A Preferred Stock will be paid on October 15, 2019 and will include $0.0609 per share that was accumulated and unpaid as of June 30, 2019. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A Preferred Stock will rank senior to the Company's common stock with respect to the payment of distributions and other amounts. Except in instances relating to preservation of the Company's qualification as a REIT or pursuant to the Company’s special optional redemption right, the Series A Preferred Stock is not redeemable prior to June 18, 2024. On and after June 18, 2024, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but excluding, the redemption date.

Upon the occurrence of a change of control (as defined in the articles supplementary designating the terms of the Series A Preferred Stock), the Company has a special optional redemption right that enables it to redeem the Series A Preferred Stock, in whole or in part and within 120 days after the first date on which a change of control has occurred resulting in neither the Company nor the surviving entity having a class of common stock listed on the NYSE, NYSE American, or NASDAQ or the acquisition of beneficial ownership of its stock entitling a person to exercise more than 50% of the total voting power of all our stock entitled to vote generally in election of directors. The special optional redemption price is $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but excluding, the date of redemption.

Upon the occurrence of a change of control, holders will have the right (unless the Company has elected to exercise its special optional redemption right to redeem their Series A Preferred Stock) to convert some or all of such holder’s Series A
Preferred Stock into a number of shares of the Company's common stock equal to the lesser of:

•
the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid distributions to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a Series A Preferred Stock distribution payment and prior to the corresponding Series A Preferred Stock distribution payment date, in which case no additional amount for such accrued and unpaid distribution will be included in this sum) by (ii) the Common Stock Price (as defined in the articles supplementary designating the terms of the Series A Preferred Stock); and

•	2.97796 (i.e., the Share Cap), subject to certain adjustments;

subject, in each case, to certain adjustments and provisions for the receipt of alternative consideration of equivalent value as described in the articles supplementary designating the terms of the Series A Preferred Stock.

Noncontrolling Interests

As of June 30, 2019 and December 31, 2018, the Company held a 71.4% and 74.5% common interest, respectively, in the Operating Partnership. As of June 30, 2019, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $63.3 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 71.4% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of June 30, 2019, there were 21,177,692 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities included $4.6 million related to the minority partner's interest in 1405 Point as of June 30, 2019. The noncontrolling interest for all other consolidated real estate entities was zero as of June 30, 2019 and December 31, 2018.

On January 2, 2019, due to the holders of Class A Units tendering an aggregate of 118,471 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

On May 23, 2019, the Operating Partnership issued 4,125,759 Class A Units valued at $68.1 million in connection with the acquisition of Red Mill Commons and Marketplace at Hilltop.

On May 30, 2019, the Operating Partnership issued 60,000 Class A Units valued at $1.0 million in exchange for the remaining 35% ownership interest in Brooks Crossing Office, which was previously owned by Tidewater Partners.

Common Stock Dividends and Class A Unit Distributions

On January 3, 2019, the Company paid cash dividends of $10.0 million to common stockholders, and the Operating Partnership paid cash distributions of $3.4 million to holders of Class A Units.

On April 4, 2019, the Company paid cash dividends of $11.0 million to common stockholders, and the Operating Partnership paid cash distributions of $3.6 million to holders of Class A Units.

On May 7, 2019, the Board of Directors declared a cash dividend and distribution of $0.21 per share and unit payable on July 3, 2019 to stockholders and unitholders of record on June 26, 2019.

Subsequent to June 30, 2019

On July 1, 2019, due to the holders of Class A Units tendering an aggregate of 125,118 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

On July 3, 2019, the Company paid cash dividends of $11.1 million to common stockholders, and the Operating Partnership paid cash distributions of $4.4 million to holders of Class A Units.

In July 2019, the Company sold an aggregate of 62,823 shares of common stock at a weighted average price of $16.84 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $1.0 million.

12. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of June 30, 2019, there were 895,257 shares available for issuance under the Equity Plan.

During the six months ended June 30, 2019, the Company granted an aggregate of 152,292 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $15.39 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the six months ended June 30, 2019, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial. During the six months ended June 30, 2019, 10,755 shares were issued with a grant date fair value of $15.42 per share due to the partial vesting of performance units awarded to certain employees in 2016.

During the three months ended June 30, 2019 and 2018, the Company recognized $0.5 million and $0.4 million, respectively, of stock-based compensation cost. During the six months ended June 30, 2019 and 2018, the Company recognized $1.5 million and $1.2 million, respectively, of stock-based compensation cost. As of June 30, 2019, there were 144,426 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.5 million, which the Company expects to recognize over the next 21 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Indebtedness	$949,345	$952,641	$694,239	$688,437
Notes receivable	144,743	144,743	138,683	138,683
Interest rate swap liabilities	8,266	8,266	2,474	2,474
Interest rate swap and cap assets	422	422	2,093	2,093

14. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these condensed consolidated financial statements. Revenue from construction contracts with these entities for the three months ended June 30, 2018 was $0.3 million, and gross profit from such contracts was $0.1 million. Revenue from construction contracts with related party entities for the six months ended June 30, 2018 was $1.5 million, and gross profit from such contracts was $0.3 million. There was no such revenue or gross profit for the three and six months ended June 30, 2019.

Real estate services fees from affiliated entities of the Company were not significant for the three and six months ended June 30, 2019 or 2018. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not significant for the three and six months ended June 30, 2019 and 2018.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by the Company as of June 30, 2019 (in thousands):

Development project	Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial	30,654
Total	$56,734

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $29.0 million and $34.8 million as of June 30, 2019 and December 31, 2018, respectively.

The Company has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of June 30, 2019 and December 31, 2018, the Operating Partnership had total outstanding letters of credit of $0.3 million and $2.1 million, respectively.

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. As of June 30, 2019, our stabilized operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick’s at Town Center (1)	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%

Property	Segment	Location	Ownership Interest
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Indian Lakes Crossing	Retail	Virginia Beach, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Lightfoot Marketplace (2)	Retail	Williamsburg, Virginia	70%
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1405 Point	Multifamily	Baltimore, Maryland	79%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
Premier Apartments (Town Center Phase VI)	Multifamily	Virginia Beach, Virginia*	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
________________________________________
* Located in the Town Center of Virginia Beach

(1)
Dicks Sporting Goods, one of the anchor tenants at the property currently known as “Dick’s at Town Center”, has notified the Company that it will not renew its lease beyond January 31, 2020, the end of the current term. The Company is actively evaluating alternate uses and users of the space that the tenant currently occupies.

(2)	We are entitled to a preferred return of 9% on our investment in Lightfoot Marketplace.

As of June 30, 2019, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Wills Wharf	Office	Baltimore, Maryland	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
Brooks Crossing Retail (1)	Retail	Newport News, Virginia	65%
Market at Mill Creek (2)	Retail	Mount Pleasant, South Carolina	70%
Premier Retail (Town Center Phase VI)	Retail	Virginia Beach, Virginia*	100%
Greenside (Harding Place) (3)	Multifamily	Charlotte, North Carolina	80%
Hoffler Place (King Street)	Multifamily	Charleston, South Carolina	92.5%
Summit Place (Meeting Street)	Multifamily	Charleston, South Carolina	90%
________________________________________
(1) We are entitled to a preferred return of 8% on our investment in Brooks Crossing Retail.
(2) We are entitled to a preferred return of up to 10% on our investment in Market at Mill Creek.
(3) We are entitled to a preferred return of 9% on a portion of our investment in Greenside.
*Located in the Town Center of Virginia Beach

Acquisitions

On February 6, 2019, we acquired an additional outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $2.7 million. This phase is leased by a single tenant.

On March 14, 2019, we acquired the office and retail portions of the One City Center project in exchange for a redemption of our 37% equity ownership in the joint venture with Austin Lawrence Partners, which totaled $23.0 million as of the acquisition date, and a cash payment of $23.2 million.

On April 24, 2019, we purchased a 79% controlling interest in the partnership that owns 1405 Point, a 17-story luxury high-rise apartment building located in the emerging Harbor Point area of the Baltimore waterfront in exchange for extinguishing our $31.3 million note receivable on the project, making a cash payment of $0.3 million, and assuming a loan payable of $64.9 million.

On May 23, 2019, we acquired Red Mill Commons and Marketplace at Hilltop from Venture Realty Group for consideration comprised of 4.1 million Class A Units, the assumption of $35.7 million of mortgage debt, and $4.5 million in cash. The negotiated price was $105.0 million, which contemplated the price of our common stock of $15.55 per share when the purchase and sale agreement was executed. In connection with the acquisition, we and the Operating Partnership entered into a tax protection agreement with the contributors pursuant to which we and the Operating Partnership agreed, subject to certain exceptions, to indemnify the contributors for up to 10 years against certain tax liabilities incurred by them, if such liabilities result from a transaction involving a direct or indirect taxable disposition of either or both of these properties or if the Operating Partnership fails to maintain and allocate to the contributors for taxation purposes minimum levels of Operating Partnership liabilities.

On June 26, 2019, we acquired Thames Street Wharf, a Class A office building located in the Harbor Point development of Baltimore, Maryland, for $101.0 million in cash.

Dispositions

On April 1, 2019, we sold Waynesboro Commons for a sale price of $1.1 million. There was no gain or loss recognized on the disposition.

Second Quarter 2019 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2019 and other recent developments:

•
Net income attributable to common stockholders and OP Unit holders of $6.0 million, or $0.08 per diluted share, compared to $5.9 million, or $0.09 per diluted share, for the three months ended June 30, 2018.

•
Funds from operations attributable to common stockholders and OP Unit holders ("FFO") of $19.1 million, or $0.27 per diluted share, compared to $15.1 million, or $0.24 per diluted share, for the three months ended June 30, 2018. See "Non-GAAP Financial Measures."

•
Normalized funds from operations available to common stockholders and OP Unit holders ("Normalized FFO") of $21.1 million, or $0.30 per diluted share, compared to $15.2 million, or $0.24 per diluted share, for the three months ended June 30, 2018. See "Non-GAAP Financial Measures."

•
Exercised our purchase option to acquire a 79% controlling interest in 1405 Point, the 17-story luxury high-rise apartment building located in the Harbor Point area of the Baltimore waterfront, in exchange for the Company's mezzanine loan investment and the assumption of existing debt.

•	Completed the acquisitions of Red Mill Commons and Marketplace at Hilltop in Virginia Beach, Virginia for aggregate consideration of $105.0 million, including $63.8 million in OP Units.

•
Completed the acquisition of Thames Street Wharf, a certified LEED Gold Class A trophy office building located on the waterfront in the Harbor Point development of Baltimore, Maryland, for $101.0 million.

•
Announced Southern Post, a new 240,000 square foot mixed-use development in historic downtown Roswell, Georgia. We will be the majority partner in a joint venture to develop the project and anticipates commencing construction in the first quarter of 2020. Estimated development and construction costs for the project are expected to total approximately $80 million.

•
Raised $61.3 million of net proceeds before offering expenses through an underwritten public offering of 2.53 million shares of 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock at a public offering price of $25.00 per share.

•	Raised $7.6 million of gross proceeds through our at-the-market equity offering program at an average price of $16.89 per share during the quarter ended June 30, 2019.

Segment Results of Operations

As of June 30, 2019, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Unaudited)
Rental revenues	$7,382	$5,288	$2,094	$12,938	$10,388	$2,550
Property expenses	2,506	1,932	574	4,518	3,880	638
Segment NOI	$4,876	$3,356	$1,520	$8,420	$6,508	$1,912

Office segment NOI for the three and six months ended June 30, 2019 increased 45.3% and 29.4%, respectively, compared to the corresponding periods in 2018. The increase relates primarily to the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019, as well as increased occupancy across the rest of the office portfolio.

Office Same Store Results

Office same store results for the three and six months ended June 30, 2019 and 2018 exclude One City Center, Brooks Crossing Office, and Thames Street Wharf.

Office same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Unaudited)
Rental revenues	$5,428	$5,287	$141	$10,754	$10,387	$367
Property expenses	1,863	1,839	24	3,721	3,698	23
Same Store NOI	$3,565	$3,448	$117	$7,033	$6,689	$344
Non-Same Store NOI	1,311	(92)	1,403	1,387	(181)	1,568
Segment NOI	$4,876	$3,356	$1,520	$8,420	$6,508	$1,912

Office same store NOI for the three and six months ended June 30, 2019 increased 3.4% and 5.1%, respectively, compared to the corresponding periods in 2018. The increases relate primarily to higher occupancy across the same store office portfolio.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Unaudited)
Rental revenues	$19,235	$16,608	$2,627	$36,492	$33,319	$3,173
Property expenses	4,786	4,219	567	9,197	8,559	638
Segment NOI	$14,449	$12,389	$2,060	$27,295	$24,760	$2,535

Retail segment NOI for the three and six months ended June 30, 2019 increased 16.6% and 10.2%, respectively, compared to the corresponding periods in 2018. The increase was a result of the acquisition of the additional outparcel phase of Wendover Village in February 2019, the three property acquisitions completed during 2018, the commencement of operations at Premier Retail (Part of Towncenter Phase IV) during the third quarter of 2018, increased occupancy at Lightfoot Marketplace during 2018, the commencement of operations at Market at Mill Creek, and the acquisition of Redmill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposition of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center in December 2018 as well as the disposition of Waynesboro Commons in April 2019.

Dicks Sporting Goods, one of the anchor tenants at the property currently known as “Dick’s at Town Center”, has notified us that it will not renew its lease beyond January 31, 2020, the end of the current term. We are actively evaluating alternate uses and users of the space that the tenant currently occupies.

Retail Same Store Results

Retail same store results for the three and six months ended June 30, 2019 and 2018 exclude Lightfoot Marketplace, Broad Creek Shopping Center, Brooks Crossing Retail, Premier Retail (part of Town Center Phase VI), Lexington Square, the additional outparcel phase of Wendover Village (acquired in February 2019), Market at Mill Creek, and Red Mill Commons and Marketplace at Hilltop (acquired in May 2019). In addition, retail same store results for the six months ended June 30, 2019 and 2018 exclude Parkway Centre and Indian Lakes Crossing (acquired in January 2018).

Retail same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Unaudited)
Rental revenues	$15,146	$14,627	$519	$28,820	$28,247	$573
Property expenses	3,368	3,278	90	6,590	6,411	179
Same Store NOI	$11,778	$11,349	$429	$22,230	$21,836	$394
Non-Same Store NOI	2,671	1,040	1,631	5,065	2,924	2,141
Segment NOI	$14,449	$12,389	$2,060	$27,295	$24,760	$2,535

Retail same store NOI for the three and six months ended June 30, 2019 increased 3.8% and 1.8%, respectively, compared to the corresponding periods in 2018. The increase was primarily the result of higher recoveries from tenants for capital expenditures and rental accounts receivable that previously had been charged to bad debt.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Unaudited)
Rental revenues	$9,761	$6,702	$3,059	$17,857	$13,590	$4,267
Property expenses	4,186	3,106	1,080	7,616	6,055	1,561
Segment NOI	$5,575	$3,596	$1,979	$10,241	$7,535	$2,706

Multifamily segment NOI for the three and six months ended June 30, 2019 increased 55.0% and 35.9%, respectively, compared to the corresponding periods in 2018. The increase was primarily a result of the commencement of operations at Greenside and Premier Apartments (Part of Town Center Phase IV) during the third quarter of 2018, the acquisition of 1405 Point in April 2019, and increases in rental rates and occupancy across the rest of the multifamily portfolio, particularly at Johns Hopkins Village and Smith’s Landing.

Multifamily Same Store Results

Multifamily same store results for the three and six months ended June 30, 2019 and 2018 exclude Greenside, Premier Apartments (part of Town Center Phase VI), 1405 Point, and The Cosmopolitan (due to redevelopment).

 Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Unaudited)
Rental revenues	$5,376	$4,843	$533	$10,825	$9,878	$947
Property expenses	2,044	2,086	(42)	4,129	4,037	92
Same Store NOI	$3,332	$2,757	$575	$6,696	$5,841	$855
Non-Same Store NOI	2,243	839	1,404	3,545	1,694	1,851
Segment NOI	$5,575	$3,596	$1,979	$10,241	$7,535	$2,706

Multifamily same store NOI for the three and six months ended June 30, 2019 increased 20.9% and 14.6%, respectively, compared to the corresponding periods in 2018. The increase is primarily the result of increases in rental rates and occupancy across the same store multifamily portfolio, particularly at Johns Hopkins Village and Smith’s Landing.

General Contracting and Real Estate Services Segment Data

General Contracting and real estate services revenues, expenses, and gross profit for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(Unaudited)
Segment revenues	$21,444	$20,654	$790	$38,480	$43,704	$(5,224)
Segment expenses	20,123	20,087	36	36,409	42,501	(6,092)
Segment gross profit	$1,321	$567	$754	$2,071	$1,203	$868
Operating margin	6.2%	2.7%	3.4%	5.4%	2.8%	2.6%

General contracting and real estate services segment profit for the three and six months ended June 30, 2019 increased 133.0% and 72.2%, respectively, compared to the corresponding periods in 2018. The increase is primarily attributable to the timing of commencement of new projects and the completion of other projects.

The changes in third party construction backlog for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Beginning backlog	$160,871	$30,733	$165,863	$49,167
New contracts/change orders	39,177	27,807	51,196	32,376
Work performed	(21,416)	(20,619)	(38,427)	(43,622)
Ending backlog	$178,632	$37,921	$178,632	$37,921

As of June 30, 2019, we had $67.3 million in backlog on the Interlock Commercial project, $62.3 million in backlog on the Solis Apartments project, and $34.7 million in backlog on the Boulder Lake Apartments project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(unaudited, in thousands)
Revenues
Rental revenues	$36,378	$28,598	$7,780	$67,287	$57,297	$9,990
General contracting and real estate services revenues	21,444	20,654	790	38,480	43,704	(5,224)
Total revenues	57,822	49,252	8,570	105,767	101,001	4,766

Expenses
Rental expenses	8,027	6,522	1,505	14,752	12,946	1,806
Real estate taxes	3,451	2,735	716	6,579	5,548	1,031
General contracting and real estate services expenses	20,123	20,087	36	36,409	42,501	(6,092)
Depreciation and amortization	13,478	9,179	4,299	23,382	18,457	4,925
General and administrative expenses	2,951	2,764	187	6,352	5,725	627
Acquisition, development and other pursuit costs	57	9	48	457	93	364
Impairment charges	—	98	(98)	—	98	(98)
Total expenses	48,087	41,394	6,693	87,931	85,368	2,563
Operating income	9,735	7,858	1,877	17,836	15,633	2,203
Interest income	5,593	2,375	3,218	10,912	4,607	6,305
Interest expense	(7,603)	(4,497)	(3,106)	(13,489)	(8,870)	(4,619)
Equity in income of unconsolidated real estate entities	—	—	—	273	—	273
Change in fair value of interest rate derivatives	(1,933)	(11)	(1,922)	(3,396)	958	(4,354)
Other income	4	54	(50)	64	168	(104)
Income before taxes	5,796	5,779	17	12,200	12,496	(296)
Income tax benefit	30	166	(136)	140	432	(292)
Net income	5,826	5,945	(119)	12,340	12,928	(588)
Net loss attributable to noncontrolling interests in investment entities	320	—	320	320	—	320
Preferred stock dividends	(154)	—	(154)	(154)	—	(154)
Net income attributable to common stockholders and OP Unit holders	$5,992	$5,945	$47	$12,506	$12,928	$(422)

Rental revenues for the three and six months ended June 30, 2019 increased $7.8 million and $10.0 million compared to the corresponding periods in 2018 as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(unaudited, in thousands)
Office	$7,382	$5,288	$2,094	$12,938	$10,388	$2,550
Retail	19,235	16,608	2,627	36,492	33,319	3,173
Multifamily	9,761	6,702	3,059	17,857	13,590	4,267
	$36,378	$28,598	$7,780	$67,287	$57,297	$9,990

Office rental revenues for the three and six months ended June 30, 2019 increased 39.6% and 24.5%, respectively, compared to the corresponding periods in 2018, primarily as a result of the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019, as well as increased occupancy across the rest of the office portfolio

Retail rental revenues for the three and six months ended June 30, 2019 increased 15.8% and 9.5%, respectively, compared to the corresponding periods in 2018, primarily as a result of the acquisition of the additional outparcel phase of Wendover Village in February 2019, the three property acquisitions completed during 2018, the commencement of operations at Premier Retail (Part of Towncenter Phase IV) during the third quarter of 2018, increased occupancy at Lightfoot Marketplace during 2018, the commencement of operations at Market at Mill Creek, and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposition of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center in December 2018 as well as the disposition of Waynesboro Commons in April 2019.

Multifamily rental revenues for the three and six months ended June 30, 2019 increased 45.6% and 31.4%, respectively, compared to the corresponding periods in 2018, primarily as a result of the commencement of operations at Greenside and Premier Apartments (Part of Town Center Phase IV) during the third quarter of 2018, the acquisition of 1405 Point in April 2019, and increases in rental rates and occupancy across the rest of the multifamily portfolio, particularly at Johns Hopkins Village and Smith’s Landing.

General contracting and real estate services revenues for the three and six months ended June 30, 2019 increased 3.8% and decreased 12.0%, respectively, compared to the corresponding periods in 2018 due to the timing of commencement of new projects and the completion of other projects.

Rental expenses for the three and six months ended June 30, 2019 increased $1.5 million and $1.8 million compared to the corresponding periods in 2018 as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(unaudited, in thousands)
Office	$1,853	$1,430	$423	$3,339	$2,876	$463
Retail	2,893	2,563	330	5,493	5,220	273
Multifamily	3,281	2,529	752	5,920	4,850	1,070
	$8,027	$6,522	$1,505	$14,752	$12,946	$1,806

Office rental expenses for the three and six months ended June 30, 2019 increased 29.6% and 16.1%, respectively, compared to the corresponding periods in 2018, primarily as a result of the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019.

Retail rental expenses for the three and six months ended June 30, 2019 increased 12.9%, and 5.2%, respectively, compared to the corresponding periods in 2018, primarily as a result of the acquisition of Lexington Square in the third quarter of 2018, the commencement of operations at Premier Retail (Part of Town Center Phase IV) during the third quarter of 2018, the commencement of operations at Market at Mill Creek in April 2019, and the acquisition of Red Mill Commons and

Marketplace at Hilltop in May 2019. These increases were partially offset by the disposition of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center in December 2018 as well as the disposition of Waynesboro Commons in April 2019.

Multifamily rental expenses for the three and six months ended June 30, 2019 increased 29.7% and 22.1%, respectively, compared to the corresponding periods in 2018, primarily as a result of the commencement of operations at Greenside and Premier Apartments (Part of Town Center Phase IV) during the third quarter of 2018 and the acquisition of 1405 Point in April 2019.

Real estate taxes for the three and six months ended June 30, 2019 increased $0.7 million and $1.0 million, respectively, compared to the corresponding periods in 2018 as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(unaudited, in thousands)
Office	$653	$502	$151	$1,179	$1,004	$175
Retail	1,893	1,656	237	3,704	3,339	365
Multifamily	905	577	328	1,696	1,205	491
	$3,451	$2,735	$716	$6,579	$5,548	$1,031

Office real estate taxes for the three and six months ended June 30, 2019 increased 30.1% and 17.4%, respectively, compared to the corresponding periods in 2018 primarily due to the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019.

Retail real estate taxes for the three and six months ended June 30, 2019 increased 14.3% and 10.9%, respectively, compared to the corresponding periods in 2018 primarily due to the acquisition of Lexington Square in the third quarter of 2018, the commencement of operations at Premier Retail (Part of Town Center Phase IV) during the third quarter of 2018, the commencement of operations at Market at Mill Creek in April 2019, and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposition of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center in December 2018 as well as the disposition of Waynesboro Commons in April 2019.

Multifamily real estate taxes for the three and six months ended June 30, 2019 increased 56.8% and 40.7%, respectively, compared to the corresponding periods in 2018 as a result of the commencement of operations at Greenside and Premier Apartments (Part of Town Center Phase IV) during the third quarter of 2018 and the acquisition of 1405 Point in April 2019.

General contracting and real estate services expenses for the three and six months ended June 30, 2019 increased 0.2% and decreased 14.3%, respectively, compared to the corresponding periods in 2018 due to the timing of commencement of new projects and the completion of other projects.

Depreciation and amortization for the three and six months ended June 30, 2019 increased 46.8% and 26.7%, respectively, compared to the corresponding periods in 2018 as a result of development properties placed in service and acquisitions of operating properties.

General and administrative expenses for the three and six months ended June 30, 2019 increased 6.8% and 11.0%, respectively, compared to the corresponding periods in 2018 as a result of higher compensation expense and benefit costs from increased employee headcount.

Acquisition, development and other pursuit costs for the six months ended June 30, 2019 increased $0.4 million compared to the six months ended June 30, 2018 primarily due to the write off of costs relating to a potential development project that was abandoned during the six months ended June 30, 2019. There were no significant write-offs during the three months ended June 30, 2019 and 2018.

Impairment charges of $0.1 million during the three and six months ended June 30, 2018 relate to tenants that vacated prior to their lease expiration.

Interest income for the three and six months ended June 30, 2019 increased 135.5% and 136.9%, respectively, compared to the corresponding periods in 2018 due to higher notes receivable balances due to the increased loan funding.

Interest expense for the three and six months ended June 30, 2019 increased 69.1% and 52.1%, respectively, compared to the corresponding periods in 2018 primarily due to the increase in net indebtedness through increased borrowings on the corporate credit facility, the increased number of construction loans, and additional borrowings on the property loans.

The change in fair value of interest rate derivatives for the three and six months ended June 30, 2019 experienced significant decreases compared to the corresponding periods in 2018 due to significant changes in forward LIBOR (the London Inter-Bank Offered Rate).

Other income did not change significantly from period to period.

Income tax benefit that we recognized during the three and six months ended June 30, 2019 and 2018, respectively, were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of June 30, 2019, we had unrestricted cash and cash equivalents of $23.1 million available for both current liquidity needs as well as development activities. We also had restricted cash in escrow of $2.9 million, some of which is available for capital expenditures at our operating properties. As of June 30, 2019, we had $27.7 million available under our credit facility to meet our short-term liquidity requirements and $104.3 million available under our construction loans to fund development activities.

We have no loans scheduled to mature during the remainder of 2019.

ATM Program

On February 26, 2018, we commenced our ATM Program through which we are able to, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $125.0 million. During the six months ended June 30, 2019, we issued and sold an aggregate of 2,522,186 shares of common stock at an average price of $15.16 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $37.8 million. As of July 31, 2019, we had $19.3 million in remaining availability under the 2018 ATM Program.

Series A Preferred Stock Offering

On June 18, 2019, the Company issued 2,530,000 shares of its 6.75% Series A Preferred Stock with a liquidation preference of $25.00 per share, which included 330,000 shares issued upon the underwriters’ full exercise of their option to purchase additional shares. Net proceeds from the offering, after the underwriting discount but before offering expenses payable by the Company, were approximately $61.3 million. The Company used the net proceeds to fund a portion of the purchase price of Thames Street Wharf, a 263,426 square foot office building located in the Harbor Point neighborhood of

Baltimore, Maryland. The balance of the net proceeds was used to repay a portion of the outstanding borrowings under the Company’s unsecured revolving credit facility and for general corporate purposes.

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

We are currently in compliance with all covenants under the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2019 ($ in thousands):

	Amount Outstanding	Interest Rate (a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Greenside (Harding Place)	$28,154	LIBOR + 2.95%	5.35%		February 24, 2020	$28,154
1405 Point	64,902	LIBOR + 2.75%	5.15%		May 1, 2020	64,902
Premier (Town Center Phase VI)	21,830	LIBOR + 2.75%	5.15%		June 29, 2020	21,830
Hoffler Place (King Street)	22,818	LIBOR + 3.24%	5.64%		January 1, 2021	22,818
Summit Place (Meeting Street)	24,035	LIBOR + 3.24%	5.64%		January 1, 2021	24,035
Southgate Square	21,002	LIBOR + 1.60%	4.00%		April 29, 2021	19,462
4525 Main Street (b)	32,034	3.25%	N/A		September 10, 2021	30,774
Encore Apartments (b)	24,966	3.25%	N/A		September 10, 2021	24,006
Red Mill West	11,512	4.23%	N/A		June 1, 2022	10,186
Thames Street Wharf	70,000	LIBOR + 1.30%	3.70%		June 26, 2022	70,000
Hanbury Village	18,768	3.78%	N/A		August 15, 2022	17,121
Marketplace at Hilltop	10,709	4.42%	N/A		October 1, 2022	9,383
Socastee Commons	4,619	4.57%	N/A		January 6, 2023	4,223
Sandbridge Commons	8,139	LIBOR + 1.75%	4.15%		January 17, 2023	7,247
Wills Wharf	—	LIBOR + 2.25%	4.90%		June 26, 2023	—
249 Central Park Retail (c)	16,939	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	15,935
South Retail (c)	7,437	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	6,996
Fountain Plaza Retail (c)	10,194	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	9,590
Lightfoot Marketplace	17,900	LIBOR + 1.75%	4.77%	(e)	October 12, 2023	17,900
One City Center	25,540	LIBOR + 1.85%	4.25%		April 1, 2024	22,559
Red Mill Central	2,625	4.80%	N/A		June 17, 2024	1,764
Red Mill South	6,285	3.57%	N/A		May 1, 2025	4,383
Brooks Crossing Office	13,602	LIBOR + 1.60%	4.00%		July 1, 2025	11,773
Market at Mill Creek	14,278	LIBOR + 1.55%	3.95%		July 12, 2025	12,098
Johns Hopkins Village	52,256	LIBOR + 1.25%	4.19%	(f)	August 7, 2025	45,967
North Point Center Note 2	2,287	7.25%	N/A		September 15, 2025	1,344
Lexington Square	14,820	4.50%	N/A		September 1, 2028	12,044
Red Mill North	4,443	4.73%	N/A		December 31, 2028	3,295
Smith's Landing	18,583	4.05%	N/A		June 1, 2035	—
Liberty Apartments	14,303	5.66%	N/A		November 1, 2043	—
The Cosmopolitan	44,088	3.35%	N/A		July 1, 2051	—
Total secured debt	$629,068					$519,789
Unsecured Debt
Senior unsecured revolving credit facility	122,000	LIBOR+1.40%-2.00%	3.95%		October 26, 2021	122,000
Senior unsecured term loan	55,000	LIBOR+1.35%-1.95%	3.90%		October 26, 2022	55,000
Senior unsecured term loan	150,000	LIBOR+1.35%-1.95%	3.50%-4.28%	(d)(f)	October 26, 2022	150,000
Total unsecured debt	$327,000					$327,000
Total principal balances	$956,068					$846,789
Unamortized GAAP adjustments	(6,723)					—
Indebtedness, net	$949,345					$846,789
________________________________________
(a)    LIBOR rate is determined by individual lenders.
(b)    Cross collateralized.
(c)    Cross collateralized.
(d)    Includes debt subject to interest rate swap locks, established April 4, 2019.
(e)    Includes $10.5 million of debt subject to interest rate swap locks.
(f)    Includes debt subject to interest rate swap locks.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of June 30, 2019, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2019 (excluding six months ended June 30, 2019)	$4,037	1%
2020	123,994	13%
2021	251,724	26%
2022	319,027	33%
2023	68,010	7%
Thereafter	189,276	20%
	$956,068	100%

________________________________________
(1) Does not reflect the effect of any maturity extension options.

Interest Rate Derivatives

As of June 30, 2019, the Company held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR	2.00%	3.50%	3/1/2016	2/20/2020
Senior unsecured term loan	50,000	1-month LIBOR	2.78%	4.28%	5/1/2018	5/1/2023
John Hopkins Village	52,256	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Lightfoot Marketplace	10,500	1-month LIBOR	3.02%	4.77%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	34,570	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	1-month LIBOR	2.26%	3.76%	4/1/2019	10/22/2022
Total	$247,326

As of June 30, 2019, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
June 23, 2017	July 1, 2019	1.50%	$50,000
September 18, 2017	October 1, 2019	1.50%	50,000
November 28, 2017	December 1, 2019	1.50%	50,000
March 7, 2018	April 1, 2020	2.25%	50,000
July 16, 2018	August 1, 2020	2.50%	50,000
December 11, 2018	January 1, 2021	2.75%	50,000
May 15, 2019	June 1, 2022	2.50%	100,000
Total			$400,000

Off-Balance Sheet Arrangements

In connection with the our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees we made as of June 30, 2019 (in thousands):

Development project	Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial	30,654
Total	$56,734

Cash Flows

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operating Activities	$28,112	$11,260	$16,852
Investing Activities	(246,610)	(103,118)	(143,492)
Financing Activities	220,408	84,360	136,048
Net Increase (decrease)	$1,910	$(7,498)	$9,408
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$24,051	$22,916
Cash, Cash Equivalents, and Restricted Cash, End of Period	$25,961	$15,418

Net cash provided by operating activities during the six months ended June 30, 2019 increased $16.9 million compared to the six months ended June 30, 2018 primarily as a result of timing differences in operating assets and liabilities as well as increased net operating income from the property portfolio.

During the six months ended June 30, 2019, we invested $143.5 million more in cash compared to the six months ended June 30, 2018 due to increased acquisition activity.

Net cash provided by financing activities during the six months ended June 30, 2019 increased $136.0 million compared to six months ended June 30, 2018, primarily as a result of the issuance of the Series A Preferred Stock and the loan obtained for Thames Street Wharf.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and six months ended June 30, 2019 and 2018 to net income, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unit holders	$5,992	$5,945	$12,506	$12,928
Depreciation and amortization(1)	13,118	9,179	23,247	18,457
FFO attributable to common stockholders and OP Unit holders	$19,110	$15,124	$35,753	$31,385
Acquisition, development and other pursuit costs	57	9	457	93
Impairment of intangible assets and liabilities	—	98	—	98
Change in fair value of interest rate derivatives	1,933	11	3,396	(958)
Normalized FFO available to common stockholders and OP Unit holders	$21,100	$15,242	$39,606	$30,618
Net income attributable to common stockholders and OP Unit holders per diluted share and unit	$0.08	$0.09	$0.18	$0.21
FFO per diluted share and unit attributable to common stockholders and OP Unit holders	$0.27	$0.24	$0.51	$0.50
Normalized FFO per diluted share and unit attributable to common stockholders and OP Unit holders	$0.30	$0.24	$0.57	$0.49
Weighted average common shares and units - diluted	71,232	63,214	69,584	62,878
________________________________________
(1) The adjustment for depreciation and amortization for the six months ended June 30, 2019 includes $0.2 million of depreciation attributable to the Company's investment in One City Center from January 1, 2019 to March 14, 2019, which was an unconsolidated real estate investment during this period. Additionally, the adjustment for depreciation and amortization for both the three and six month periods ended June 30, 2019 excludes $0.4 million of depreciation attributable to the Company's joint venture partner at 1405 Point.

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

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-

use assets (ASU 2016-02—Leases (Topic 842)). The new standard also makes targeted changes to lessor accounting. We adopted the new standard on January 1, 2019, using the modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented as permitted in Accounting Standards Codification ("ASC") Topic 842.

In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for existing leases. As of January 1, 2019, we did not have any leases classified as finance leases. We also elected a practical expedient that allowed us to not separate non-lease components from lease components and instead to account for each lease and non-lease component as a single lease component. The adoption of the new standard as of January 1, 2019 did not impact our consolidated results of operations and had no impact on cash flows.

As a lessee we had six ground leases on five properties as of January 1, 2019 with initial terms that range from 20 to 65 years and options to extend up to an additional 70 years in certain cases. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. We recognize lease expense on a straight-line basis over the lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

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

The new standard includes new considerations regarding the recognition of rental revenue when collection is not probable. We changed our presentation and measurement of charges for uncollectable lease revenue associated with office, retail, and residential leasing activity, reflecting those amounts as a component of rental income on the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2019. However, in accordance with our prospective adoption of the standard, we did not adjust the prior year period presentation of charges for uncollectable lease revenue associated with its office, retail, and residential leasing activity as a component of operating expenses, excluding property taxes, on the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018. Instead, we recorded a combined adjustment of $0.2 million to the opening balances for distributions in excess of earnings and noncontrolling interest relating to receivables where collection of substantially all operating lease payments was not probable as of January 1, 2019.

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

At June 30, 2019 and excluding unamortized GAAP adjustments, approximately $457.4 million, or 47.8%, of our debt had fixed interest rates and approximately $498.7 million, or 52.2%, had variable interest rates. At June 30, 2019, LIBOR was approximately 240 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR increased by 100 basis points, our cash flow would decrease by $1.3 million per year as a result of the interest rate caps. Assuming no increase in the level of our variable rate debt, if LIBOR decreased by 100 basis points, our cash flow would increase by $3.6 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2019, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  1A.    Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
Risks Related to Our Series A Preferred Stock

Our Series A Preferred Stock is subordinate to our existing and future debt, and the interests of holders of our Series A Preferred Stock could be diluted by the issuance of additional shares of preferred stock and by other transactions.

Our Series A Preferred Stock ranks junior to all of our existing and future indebtedness, any classes and series of our capital stock expressly designated as ranking senior to our Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up, and other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our existing debt includes restrictions on our ability to pay dividends to preferred stockholders, and our other existing or future debt may include similar restrictions. Subject to limitations prescribed by Maryland law and our charter, our Board of Directors is authorized to issue, from our authorized but unissued shares of capital stock, preferred stock in such classes or series as our Board of Directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series A Preferred Stock or additional shares of capital stock ranking on parity with our Series A Preferred Stock would dilute the interests of the holders of our Series A Preferred Stock, and the issuance of shares of any class or series of our capital stock expressly designated as ranking senior to our Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up or the incurrence of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Stock. Other than the conversion right afforded to holders of our Series A Preferred Stock that may become exercisable in connection with a change of control (as defined in the articles supplementary designating the terms of our Series A Preferred Stock), none of the provisions relating to our Series A Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of our Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of our Series A Preferred Stock, so long as the rights of the holders of our Series A Preferred Stock are not materially and adversely affected.

Our Series A Preferred Stock has not been rated.

We have not sought to obtain a rating for our Series A Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of our Series A Preferred Stock. In addition, we may elect in the future to obtain a rating of our Series A Preferred Stock, which could adversely impact the market price of our Series A Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision or withdrawal of a rating could have a material adverse effect on the market price of our Series A Preferred Stock.

Holders of our Series A Preferred Stock have extremely limited voting rights.

Our common stock is the only class of our securities that carry full voting rights. Voting rights for holders of our Series A Preferred Stock exist primarily with respect to the ability to elect, together with holders of our capital stock ranking on parity with our Series A Preferred Stock and having similar voting rights, two additional directors to our Board of Directors in the event that six quarterly dividends (whether or not consecutive) payable on our Series A Preferred Stock are in arrears, and with respect to voting on amendments to our charter or articles supplementary relating to our Series A Preferred Stock that materially and adversely affect the rights of the holders of our Series A Preferred Stock or create additional classes or series of our capital stock expressly designated as ranking senior to our Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up. Other than as described above and as set forth in more detail in the articles supplementary designating the terms of our Series A Preferred Stock, holders of our Series A Preferred Stock will not have any voting rights.

Our cash available for dividends may not be sufficient to pay dividends on our Series A Preferred Stock at expected levels, and we cannot assure you of our ability to pay dividends in the future. We may use borrowed funds or funds from other sources to pay dividends, which may materially and adversely impact our operations.

We intend to pay regular quarterly dividends to holders of our Series A Preferred Stock. Dividends declared by us will be authorized by our Board of Directors in its sole discretion out of assets legally available for distribution and will depend upon a number of factors, including our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, the capital requirements of our company and other factors as our Board of Directors may deem relevant from time to time. We may be required to fund dividends from working capital, borrowings under our revolving credit facility, proceeds from offerings of securities or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding dividends from working capital would restrict our operations. If we borrow from our revolving credit facility in order to pay dividends, we would be more limited in our ability to execute our strategy of using that revolving credit facility to fund acquisitions or capital improvements. If we are required to sell assets to fund dividends, such asset sales may occur at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund dividends, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to pay dividends in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder's adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

Holders of our Series A Preferred Stock may not be permitted to exercise conversion rights upon a change of control. If exercisable, the change of control conversion feature of our Series A Preferred Stock may not adequately compensate preferred stockholders, and the change of control conversion and redemption features of our Series A Preferred Stock may make it more difficult for a party to take over our company or discourage a party from taking over our company

Upon the occurrence of a change of control (as defined in the articles supplementary designating the terms of our Series A Preferred Stock), holders of our Series A Preferred Stock will have the right to convert some or all of their Series A Preferred Stock into shares of our common stock (or equivalent value of alternative consideration). Notwithstanding that we generally may not redeem our Series A Preferred Stock prior to June 18, 2024, we have a special optional redemption right to redeem our Series A Preferred Stock in the event of a change of control, and holders of our Series A Preferred Stock will not have the right to convert any shares of our Series A Preferred Stock that we have elected to redeem prior to the change of control conversion date. Upon such a conversion, the holders will be limited to a maximum number of shares of our common stock equal to the 2.97796 (i.e. the "Share Cap"), subject to certain adjustments, multiplied by the number of our Series A Preferred Stock converted. If the Common Stock Price (as defined in the articles supplementary designating the terms of our Series A Preferred Stock) is less than $8.395 (which is approximately 50% of the per-share closing sale price of our common stock on June 10, 2019), subject to adjustment, each holder will receive a maximum of 2.97796 shares of our common stock per share of our Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of our Series A Preferred Stock. In addition, those features of our Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Listing on the NYSE does not guarantee that a market for our Series A Preferred Stock will be maintained.

There is no guarantee our Series A Preferred Stock will remain listed on the NYSE or any other nationally recognized exchange. If our Series A Preferred Stock is delisted from the NYSE or another nationally recognized exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our Series A Preferred Stock;

•	reduced liquidity with respect to our Series A Preferred Stock;

•
a determination that our Series A Preferred Stock is “penny stock,” which will require brokers trading in our Series A Preferred Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Series A Preferred Stock; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Moreover, an active trading market on the NYSE for our Series A Preferred Stock may not develop or, if it does develop, may not be sustained, in which case the market price of our Series A Preferred Stock could be materially and adversely affected.

The market price and trading volume of our Series A Preferred Stock may fluctuate significantly and be volatile due to numerous circumstances beyond our control.

If an active trading market does develop for our Series A Preferred Stock on the NYSE, our Series A Preferred Stock may trade at prices lower than the price of which holders of our Series A Preferred Stock purchased such shares, and the market price of our Series A Preferred Stock would depend on many factors, including, but not limited to:

•	prevailing interest rates;

•	the market for similar securities;

•	general economic and financial market conditions;

•	our issuance, as well as the issuance by our subsidiaries, of additional preferred equity or debt securities; and

•	our financial condition, cash flows, liquidity, results of operations, funds from operations and prospects.

The trading prices of common and preferred equity securities issued by REITs and other real estate companies historically have been affected by changes in market interest rates. One of the factors that may influence the market price of our Series A Preferred Stock is the annual yield from distributions on our Series A Preferred Stock as compared to yields on other financial instruments. An increase in market interest rates may lead holders of our Series A Preferred Stock to demand a higher annual yield and to sell shares of our Series A Preferred Stock, which could reduce the market price of our Series A Preferred Stock.

Future offerings of debt securities or shares of our capital stock expressly designated as ranking senior to our Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up may adversely affect the market price of our Series A Preferred Stock.

If we decide to issue debt securities or shares of our capital stock expressly designated as ranking senior to our Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable debt securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Series A Preferred Stock and may result in dilution to owners of our Series A Preferred Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt securities or shares of our capital stock expressly designated as ranking senior to our Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Accordingly, holders of our Series A Preferred Stock will bear the risk of our future offerings reducing the market price of our Series A Preferred Stock and diluting the value of their share holdings in us.

The phase-out of LIBOR and transition to SOFR as a benchmark interest rate could have adverse effects.

The interest rate on our variable rate debt is based on LIBOR. In 2018, the Alternative Reference Rate Committee identified the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. By the end of 2021, it is expected that no new contracts will reference LIBOR and will instead use SOFR. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition and, therefore, it could adversely affect our operations and cash flows.

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

3.2
Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 23, 2018)

3.3
Articles Supplementary Designating the Rights and Preferences of the 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2019).

10.1
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2019).

10.2*	Purchase and Sale Agreement and Escrow Instructions dated June 7, 2019, by and between EOSII AT Thames Street Wharf, LLC and 1300 Thames Street Office, LLC.

10.3*	First Amended Purchase and Sale Agreement and Escrow Instructions dated June 7, 2019, by and between EOSII AT Thames Street Wharf, LLC and 1300 Thames Street Office, LLC.

10.4*	Second Amended Purchase and Sale Agreement and Escrow Instructions dated June 10, 2019, by and between EOSII AT Thames Street Wharf, LLC and 1300 Thames Street Office, LLC.

10.5*	Third Amended Purchase and Sale Agreement and Escrow Instructions dated June 29, 2019, by and between EOSII AT Thames Street Wharf, LLC and 1300 Thames Street Office, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page formatted in Inline XBRL

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: August 5, 2019	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2019	/s/ Michael P. O’Hara
Michael P. O’Hara
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)