Form 10-Q
period 2019-09-30
Armada Hoffler Properties, Inc.
filed 2019-11-06
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
☐ Yes     ☒  No
As of November 4, 2019, the registrant had 55,422,840 shares of common stock, $0.01 par value per share, outstanding and 2,530,000 shares of preferred stock, $0.01 par value per share, outstanding. In addition, as of November 4, 2019, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 21,162,208 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,442,809	$1,037,917
Held for development	1,246	2,994
Construction in progress	129,830	135,675
	1,573,885	1,176,586
Accumulated depreciation	(214,146)	(188,775)
Net real estate investments	1,359,739	987,811
Real estate investments held for sale	—	929
Cash and cash equivalents	44,195	21,254
Restricted cash	3,411	2,797
Accounts receivable, net	22,850	19,016
Notes receivable	148,744	138,683
Construction receivables, including retentions	19,605	16,154
Construction contract costs and estimated earnings in excess of billings	624	1,358
Equity method investments	—	22,203
Operating lease right-of-use assets	33,179	—
Finance lease right-of-use assets	24,277	—
Other assets	104,435	55,177
Total Assets	$1,761,059	$1,265,382
LIABILITIES AND EQUITY
Indebtedness, net	$943,371	$694,239
Accounts payable and accrued liabilities	18,339	15,217
Construction payables, including retentions	36,516	50,796
Billings in excess of construction contract costs and estimated earnings	3,333	3,037
Operating lease liabilities	41,387	—
Finance lease liabilities	17,891	—
Other liabilities	63,637	46,203
Total Liabilities	1,124,474	809,492

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 6.75% Series A Cumulative Redeemable Preferred Stock, 2,530,000 shares issued and outstanding as of September 30, 2019 and zero shares issued and outstanding as of December 31, 2018	63,250	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 54,874,431 and 50,013,731 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	549	500
Additional paid-in capital	430,193	357,353
Distributions in excess of earnings	(100,087)	(82,699)
Accumulated other comprehensive loss	(5,308)	(1,283)
Total stockholders’ equity	388,597	273,871
Noncontrolling interests in investment entities	5,510	—
Noncontrolling interests in Operating Partnership	242,478	182,019
Total Equity	636,585	455,890
Total Liabilities and Equity	$1,761,059	$1,265,382

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental revenues	$42,220	$28,930	$109,507	$86,227
General contracting and real estate services revenues	27,638	19,950	66,118	63,654
Total revenues	69,858	48,880	175,625	149,881
Expenses
Rental expenses	9,924	7,103	24,615	20,049
Real estate taxes	4,180	2,840	10,759	8,388
General contracting and real estate services expenses	26,446	18,973	62,855	61,474
Depreciation and amortization	15,452	10,196	38,834	28,653
Amortization of right-of-use assets - finance leases	107	—	168	—
General and administrative expenses	2,977	2,367	9,329	8,092
Acquisition, development and other pursuit costs	93	69	550	162
Impairment charges	—	3	—	101
Total expenses	59,179	41,551	147,110	126,919
Gain on real estate dispositions	4,699	—	4,699	—
Operating income	15,378	7,329	33,214	22,962
Interest income	5,710	2,545	16,622	7,152
Interest expense on indebtedness	(8,828)	(4,677)	(22,205)	(13,547)
Interest expense on finance leases	(228)	—	(340)	—
Equity in income of unconsolidated real estate entities	—	—	273	—
Loss on extinguishment of debt	—	(11)	—	(11)
Change in fair value of interest rate derivatives	(530)	298	(3,926)	1,256
Other income	362	65	426	233
Income before taxes	11,864	5,549	24,064	18,045
Income tax benefit	199	120	339	552
Net income	12,063	5,669	24,403	18,597
Net income attributable to noncontrolling interests:
Investment entities	(960)	—	(640)	—
Operating Partnership	(2,790)	(1,467)	(6,000)	(5,036)
Net income attributable to Armada Hoffler Properties, Inc.	8,313	4,202	17,763	13,561
Preferred stock dividends	(1,234)	—	(1,388)	—
Net income attributable to common stockholders	$7,079	$4,202	$16,375	$13,561
Net income attributable to common stockholders per share (basic and diluted)	$0.13	$0.09	$0.31	$0.29
Weighted-average common shares outstanding (basic and diluted)	53,463	49,194	52,289	46,766

Comprehensive income:
Net income	$12,063	$5,669	$24,403	$18,597
Unrealized cash flow hedge losses	(1,247)	(130)	(5,709)	(130)
Realized cash flow hedge losses reclassified to net income	123	67	230	67
Comprehensive income	10,939	5,606	18,924	18,534
Comprehensive income attributable to noncontrolling interests:
Investment entities	(960)	—	(640)	—
Operating Partnership	(2,473)	(1,450)	(4,547)	(5,019)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$7,506	$4,156	$13,737	$13,515

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity

(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2018	$—	$500	$357,353	$(82,699)	$(1,283)	$273,871	$—	$182,019	$455,890
Cumulative effect of accounting change(1)	—	—	—	(125)	—	(125)	—	(42)	(167)
Net income	—	—	—	4,884	—	4,884	—	1,630	6,514
Unrealized cash flow hedge losses	—	—	—	—	(752)	(752)	—	(251)	(1,003)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	54	54	—	18	72
Net proceeds from issuance of common stock	—	21	30,185	—	—	30,206	—	—	30,206
Restricted stock awards, net of tax withholding	—	1	754	—	—	755	—	—	755
Restricted stock award forfeitures	—	—	(4)	—	—	(4)	—	—	(4)
Redemption of operating partnership units	—	1	1,259	—	—	1,260	—	(1,260)	—
Dividends and distributions declared on common shares and units ($0.21 per share and unit)	—	—	—	(11,009)	—	(11,009)	—	(3,568)	(14,577)
Balance, March 31, 2019	—	523	389,547	(88,949)	(1,981)	299,140	—	178,546	477,686
Net income (loss)	—	—	—	4,566	—	4,566	(320)	1,580	5,826
Unrealized cash flow hedge losses	—	—	—	—	(2,547)	(2,547)	—	(912)	(3,459)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	26	26	—	9	35
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	63,250	—	(2,249)	—	—	61,001	—	—	61,001
Net proceeds from issuance of common stock	—	4	7,494	—	—	7,498	—	—	7,498
Restricted stock awards, net of tax withholding	—	1	463	—	—	464	—	—	464
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	4,870	—	4,870
Issuance of operating partnership units for acquisitions	—	—	(986)	—	—	(986)	—	69,061	68,075
Dividends and distributions declared on common shares and units ($0.21 per share and unit)	—	—	—	(11,107)	—	(11,107)	—	(4,447)	(15,554)
Balance, June 30, 2019	63,250	528	394,269	(95,490)	(4,502)	358,055	4,550	243,837	606,442
Net income	—	—	—	8,313	—	8,313	960	2,790	12,063
Unrealized cash flow hedge losses	—	—	—	—	(894)	(894)	—	(353)	(1,247)

Realized cash flow hedge losses reclassified to net income	—	—	—	—	88	88	—	35	123
Net proceeds from issuance of common stock	—	20	34,025	—	—	34,045	—	—	34,045
Restricted stock awards, net of tax withholding	—	—	461	—	—	461	—	—	461
Restricted stock award forfeitures	—	—	(1)	—	—	(1)	—	—	(1)
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	2,054	2,054
Redemption of operating partnership units	—	1	1,439	—	—	1,440	—	(1,440)	—
Dividends declared on preferred stock				(1,388)		(1,388)			(1,388)
Dividends and distributions declared on common shares and units ($0.21 per share and unit)	—	—	—	(11,522)	—	(11,522)	—	(4,445)	(15,967)
Balance, September 30, 2019	$63,250	$549	$430,193	$(100,087)	$(5,308)	$388,597	$5,510	$242,478	$636,585

(1) The Company recorded cumulative effect adjustments related to the new lease standard in the first quarter of 2019. See "Financial Statements — Note 2 — Significant Accounting Policies — Recent Accounting Pronouncements” for additional information.

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2017	$—	$449	$287,407	$(61,166)	$—	$226,690	$—	$193,593	$420,283
Net income	—	—	—	5,040	—	5,040	—	1,943	6,983
Restricted stock awards, net of tax withholding	—	1	499	—	—	500	—	—	500
Restricted stock award forfeitures	—	—	(4)	—	—	(4)	—	—	(4)
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	1,696	1,696
Redemption of operating partnership units	—	2	1,797	—	—	1,799	—	(1,804)	(5)
Dividends and distributions declared ($0.20 per share and unit)	—	—	—	(9,064)	—	(9,064)	—	(3,488)	(12,552)
Balance, March 31, 2018	—	452	289,699	(65,190)	—	224,961	—	191,940	416,901
Net income	—	—	—	4,319	—	4,319	—	1,626	5,945
Net proceeds from issuance of common stock	—	35	48,946	—	—	48,981	—	—	48,981
Restricted stock awards, net of tax withholding	—	1	403	—	—	404	—	—	404
Issuance of operating partnership units for acquisitions	—	—	(5)	—	—	(5)	—	505	500
Redemption of operating partnership units	—	—	(466)	—	—	(466)	—	(2,060)	(2,526)
Dividends and distributions declared ($0.20 per share and unit)	—	—	—	(9,777)	—	(9,777)	—	(3,458)	(13,235)
Balance, June 30, 2018	—	488	338,577	(70,648)	—	268,417	—	188,553	456,970
Net income	—	—	—	4,202	—	4,202	—	1,467	5,669
Unrealized cash flow hedge losses	—	—	—	—	(97)	(97)	—	(33)	(130)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	50	50	—	17	67
Net proceeds from issuance of common stock	—	7	10,541	—	—	10,548	—	—	10,548
Restricted stock awards, net of tax withholding	—	—	407	—	—	407	—	—	407
Restricted stock award forfeitures	—	—	(22)	—	—	(22)	—	—	(22)
Redemption of operating partnership units	—	1	1,346	—	—	1,347	—	(1,347)	—
Dividends and distributions declared ($0.20 per share and unit)	—	—	—	(9,940)	—	(9,940)	—	(3,433)	(13,373)
Balance, September 30, 2018	$—	$496	$350,849	$(76,386)	$(47)	$274,912	$—	$185,224	$460,136

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$24,403	$18,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	27,193	21,404
Amortization of leasing costs and in-place lease intangibles	11,641	7,249
Accrued straight-line rental revenue	(2,893)	(1,789)
Amortization of leasing incentives and above or below-market rents	(287)	(211)
Amortization of right-of-use assets - finance leases	168	—
Accrued straight-line ground rent expense	(10)	187
Adjustment for uncollectable accounts	220	245
Noncash stock compensation	1,339	1,072
Impairment charges	—	101
Noncash interest expense	898	827
Interest expense on finance leases	340	—
Noncash loss on extinguishment of debt	—	11
Gain on real estate dispositions	(4,699)	—
Annapolis Junction loan discount amortization (1)	(3,727)	—
Change in fair value of interest rate derivatives	3,926	(1,256)
Equity in income of unconsolidated real estate entities	(273)	—
Changes in operating assets and liabilities:
Property assets	(4,123)	(3,610)
Property liabilities	2,623	2,031
Construction assets	(3,452)	3,044
Construction liabilities	(642)	(13,558)
Interest receivable	(7,118)	(7,147)
Net cash provided by operating activities	45,527	27,197
INVESTING ACTIVITIES
Development of real estate investments	(107,458)	(102,183)
Tenant and building improvements	(16,889)	(8,281)
Acquisitions of real estate investments, net of cash received	(133,345)	(57,541)
Dispositions of real estate investments, net of selling costs	32,468	4,271
Notes receivable issuances	(44,531)	(10,281)
Notes receivable paydowns	16,965	—
Leasing costs	(2,569)	(4,048)
Leasing incentives	—	(95)
Contributions to equity method investments	(535)	(5,400)
Net cash used for investing activities	(255,894)	(183,558)
FINANCING ACTIVITIES
Proceeds from issuance of cumulative redeemable perpetual preferred stock, net	61,001	—
Proceeds from issuance of common stock, net	71,749	59,529
Common shares tendered for tax withholding	(344)	(343)
Debt issuances, credit facility and construction loan borrowings	349,157	274,427
Debt and credit facility repayments, including principal amortization	(200,879)	(138,122)
Debt issuance costs	(3,225)	(1,317)
Redemption of operating partnership units	—	(2,531)
Dividends on common stock and distributions on Operating Partnership units	(43,537)	(37,550)
Net cash provided by financing activities	233,922	154,093
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,555	(2,268)
Cash, cash equivalents, and restricted cash, beginning of period	24,051	22,916
Cash, cash equivalents, and restricted cash, end of period (2)	$47,606	$20,648
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$3,949	$1,610
(Decrease) increase in accrued capital improvements and development costs	(13,204)	10,103
Issuance of operating partnership units for acquisitions	71,115	1,702
Operating Partnership units redeemed for common shares	2,700	3,151
Debt assumed at fair value in conjunction with real estate purchases	101,390	—
Note receivable extinguished in conjunction with real estate purchase	31,252	—
Equity method investment redeemed for real estate acquisition	23,011	—
Noncontrolling interest in acquired real estate entity	4,870	—
Recognition of operating lease ROU assets (3)	33,965	—
Recognition of operating lease liabilities (3)	41,631	—
Recognition of finance lease ROU assets	24,500	—
Recognition of finance lease liabilities	17,871	—
De-recognition of operating lease ROU assets - lease termination	440	—
De-recognition of operating lease liabilities - lease termination	440	—

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
(2) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$44,195	$17,732
Restricted cash (a)	3,411	2,916
Cash, cash equivalents, and restricted cash	$47,606	$20,648

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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of September 30, 2019, owned 72.2% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

As of September 30, 2019, the Company's property portfolio consisted of 56 operating properties and five properties either under development or not yet stabilized.

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

Reclassifications

Certain items have been reclassified from their prior year classifications to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for existing leases. As of January 1, 2019, the Company did not have any leases classified as finance leases. The Company also elected a practical expedient that allowed it to not separate non-lease components from lease components and instead to account for each lease and non-lease component as a single lease component. The adoption of the new standard as of January 1, 2019 did not impact the Company's consolidated results of operations and had no impact on cash flows.

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

The new standard includes new considerations regarding the recognition of rental revenue when collection is not probable. The Company changed its presentation and measurement of charges for uncollectable lease revenue associated with its office, retail, and residential leasing activity, reflecting those amounts as a component of rental income on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2019. However, in accordance with its prospective adoption of the standard, the Company did not adjust the prior year period presentation of charges for uncollectable lease revenue associated with its office, retail, and residential leasing activity as a component of operating expenses, excluding property taxes, on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2018. Instead, the Company recorded a combined adjustment of $0.2 million to the opening balances for distributions in excess of earnings and noncontrolling interest relating to receivables where collection of substantially all operating lease payments was not probable as of January 1, 2019.

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

Credit losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost, such as our notes receivable. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company is currently evaluating the impact ASU 2016-13 will have on the consolidated financial statements, the Company expects that the adoption could result in earlier recognition of a provision for loan losses on its notes receivable as a result of new forward-looking estimation requirements. The Company may estimate and record a reserve for its notes receivable upon adoption of the standard.

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

Net operating income of the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Office real estate
Rental revenues	$10,283	$5,149	$23,220	$15,537
Rental expenses	2,753	1,551	6,097	4,435
Real estate taxes	1,141	515	2,319	1,519
Segment net operating income	6,389	3,083	14,804	9,583
Retail real estate
Rental revenues	20,780	16,932	57,273	50,251
Rental expenses	3,116	2,761	8,583	7,974
Real estate taxes	2,219	1,703	5,923	5,041
Segment net operating income	15,445	12,468	42,767	37,236
Multifamily residential real estate
Rental revenues	11,157	6,849	29,014	20,439
Rental expenses	4,055	2,791	9,935	7,640
Real estate taxes	820	622	2,517	1,828
Segment net operating income	6,282	3,436	16,562	10,971
General contracting and real estate services
Segment revenues	27,638	19,950	66,118	63,654
Segment expenses	26,446	18,973	62,855	61,474
Segment gross profit	1,192	977	3,263	2,180
Net operating income	$29,308	$19,964	$77,396	$59,970

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended September 30, 2019 and 2018 exclude revenue related to intercompany construction contracts of $22.4 million and $38.5 million, respectively. General contracting and real estate services revenues for the nine months ended September 30, 2019 and 2018 exclude revenue related to intercompany construction contracts of $82.6 million and $98.6 million, respectively.

General contracting and real estate services expenses for the three months ended September 30, 2019 and 2018 exclude expenses related to intercompany construction contracts of $22.2 million and $38.2 million, respectively. General contracting and real estate services expenses for the nine months ended September 30, 2019 and 2018 exclude expenses related to intercompany construction contracts of $81.8 million and $97.7 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net operating income	$29,308	$19,964	$77,396	$59,970
Depreciation and amortization	(15,452)	(10,196)	(38,834)	(28,653)
Amortization of right-of-use assets - finance leases	(107)	—	(168)	—
General and administrative expenses	(2,977)	(2,367)	(9,329)	(8,092)
Acquisition, development and other pursuit costs	(93)	(69)	(550)	(162)
Impairment charges	—	(3)	—	(101)
Gain on real estate dispositions	4,699	—	4,699	—
Interest income	5,710	2,545	16,622	7,152
Interest expense on indebtedness	(8,828)	(4,677)	(22,205)	(13,547)
Interest expense on finance leases	(228)	—	(340)	—
Equity in income of unconsolidated real estate entities	—	—	273	—
Loss on extinguishment of debt	—	(11)	—	(11)
Change in fair value of interest rate derivatives	(530)	298	(3,926)	1,256
Other income	362	65	426	233
Income tax benefit	199	120	339	552
Net income	$12,063	$5,669	$24,403	$18,597

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses, including corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

4. Leases

Lessee Disclosures

The components of lease cost for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$655	$2,050
Finance lease cost:
Amortization of right-of-use assets (a)	146	223
Interest on lease liabilities	228	340

(a) Includes amortization of below-market ground lease intangible assets

The table below presents supplemental cash flow information related to leases during the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$477	$1,501
Operating cash flows from finance leases	206	317
Financing cash flows from finance leases	—	—

Additional information related to leases as of September 30, 2019 were as follows (in thousands):

September 30, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	45.7
Finance leases	41.5

Weighted Average Discount Rate
Operating leases	5.4%
Finance leases	5.2%

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2019 (excluding nine months ended September 30, 2019)	$478	$216
2020	2,080	864
2021	2,137	864
2022	2,361	868
2023	2,400	873
Thereafter	105,961	43,903
Total lease liabilities	115,417	47,588
Less imputed interest	(74,030)	(29,697)
Present value of lease liabilities	$41,387	$17,891

Lessor Disclosures

Rental revenue for the three and nine months ended September 30, 2019 comprised the following (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Base rent and tenant charges	$41,236	$106,227
Accrued straight-line rental adjustment	745	2,893
Lease incentive amortization	(187)	(555)
Above/below market lease amortization	426	942
Total rental revenue	$42,220	$109,507

The Company's commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding nine months ended September 30, 2019)	$24,083
2020	94,370
2021	87,474
2022	80,172
2023	69,962
Thereafter	317,305
Total	$673,366

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

The following table summarizes the purchase price allocation (including acquisition costs) based on relative fair value of the assets acquired and intangible liabilities assumed for the six operating properties purchased during the nine months ended September 30, 2019 (in thousands):

	Wendover Village additional outparcel	One City Center	1405 Point		Red Mill Commons	Marketplace at Hilltop		Thames Street Wharf
Land	$1,633	$2,678	$—	(a)	$44,252	$2,023	(b)	$15,861
Site improvements	50	163	298		2,558	691		150
Building and improvements	888	28,039	92,866		27,790	19,195		64,539
Furniture and fixtures	—	—	2,302		—	—		—
In-place leases	101	15,140	3,371		9,973	4,565		24,385
Above-market leases	111	—	—		1,463	599		—
Below-market leases	—	—	—		(6,221)	(1,136)		(3,636)
Finance lease liabilities	—	—	(8,671)		—	(9,200)		—
Finance lease right-of-use assets	—	—	11,730	(a)	—	12,770	(b)	—
Net assets acquired	$2,783	$46,020	$101,896		$79,815	$29,507		$101,299

________________________________________
(a) Land is subject to a ground lease.
(b) Portion of land is subject to a ground lease.

Property Disposition

On April 1, 2019, the Company sold Waynesboro Commons for a sale price of $1.1 million. There was no gain or loss recognized on the disposition.

On August 15, 2019, the Company sold Lightfoot Marketplace for a sale price of $30.3 million. The gain on disposition was $4.5 million. In conjunction with this sale, the Company paid off the $17.9 million note payable secured by this property.

Subsequent to September 30, 2019

On October 25, 2019, the Company purchased land in Roswell, Georgia for a purchase price of $5.0 million for the development of a mixed-use property.

6. Equity Method Investment

One City Center

On February 25, 2016, the Company acquired a 37% interest in One City Center, a joint venture with Austin Lawrence Partners, for purposes of developing a 22-story mixed use tower in Durham, North Carolina. During the nine months ended September 30, 2019, the Company invested an additional $0.5 million in One City Center.

For the period from January 1, 2019 to March 13, 2019, One City Center had operating income of $0.3 million allocated to the Company. For the three and nine months ended September 30, 2018, One City Center had no operating activity, and therefore the Company received no allocated income.

On March 14, 2019, the Company acquired the office and retail portions of the One City Center project in exchange for its 37% equity ownership in the joint venture and a cash payment of $23.2 million. See Note 5 for additional discussion.

7. Notes Receivable

The Company had the following notes receivable outstanding as of September 30, 2019 and December 31, 2018 ($ in thousands):

	Outstanding loan amount		Maximum loan commitment	Interest rate	Interest compounding
Development Project	September 30, 2019	December 31, 2018
1405 Point	$—	$30,238	$31,032	8.0%	Monthly
The Residences at Annapolis Junction	38,571	36,361	48,105	10.0%	Monthly
North Decatur Square	—	18,521	29,673	15.0%	Annually
Delray Plaza	12,526	7,032	15,000	15.0%	Annually
Nexton Square	14,718	14,855	17,000	15.0%	Monthly
Interlock Commercial	54,112	18,269	95,000	15.0%	None
Solis Apartments at Interlock	22,544	13,821	41,100	13.0%	Annually
Total mezzanine	142,471	139,097	$276,910
Other notes receivable	1,333	1,275
Notes receivable guarantee premium	5,702	2,800
Notes receivable discount, net (a)	(762)	(4,489)
Total notes receivable	$148,744	$138,683

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
Development Project	2019		2018	2019		2018
1405 Point	$—		$547	$783		$1,483
The Residences at Annapolis Junction	2,340	(a)	1,166	6,536	(a)	3,374
North Decatur Square	178		569	1,509		1,561
Delray Plaza	429		228	1,153		676
Nexton Square	550		19	1,584		19
Interlock Commercial	1,595		—	3,425		—
Solis Apartments at Interlock	596		—	1,567		—
Total mezzanine	5,688		2,529	16,557		7,113
Other interest income	22		16	65		39
Total interest income	$5,710		$2,545	$16,622		$7,152
________________________________________
(a) Includes amortization of the $5.0 million loan modification fee paid by the borrower in November 2018.

As of September 30, 2019 and December 31, 2018, there was no allowance for loan losses. During the three and nine months ended September 30, 2019 and 2018, there was no provision for loan losses recorded for any of the Company's notes receivable. The Company's management performs a quarterly analysis of the loan portfolio to determine if an impairment has occurred based on the progress of development activities including leasing activities, projected development costs, and current and projected mezzanine and senior construction loan balances.

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

The Residences at Annapolis Junction

The Residences at Annapolis Junction loan was originated inclusive of options for the Company to purchase up to 88% of the related development project from the developer, Annapolis Junction Apartments Owner, LLC (“AJAO”). On November 16, 2018, AJAO refinanced the senior construction loan with a one year senior loan of $83.0 million. This senior loan may be extended for one additional year if certain minimum debt yields and minimum debt service coverage ratios are met by AJAO. Concurrent with the refinancing of the senior construction loan, the Company agreed to modify the mezzanine loan receivable with AJAO as follows:

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

North Decatur Square

On July 22, 2019, the borrower paid off the North Decatur Square note receivable in full. The Company received the outstanding principal and interest in the amount of $20.0 million.

8. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of September 30, 2019 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$1,358	$3,037	$245	$3,591
Revenue recognized that was included in the balance at the beginning of the period	—	(3,037)	—	(3,591)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	4,256	—	2,400
Transferred to receivables	(2,015)	—	(245)	—
Construction contract costs and estimated earnings not billed during the period	624	—	576	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	657	(923)	151	(633)
Ending balance	$624	$3,333	$727	$1,767

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.0 million and $1.4 million were deferred as of September 30, 2019 and December 31, 2018, respectively. Amortization of pre-contract costs for the nine months ended September 30, 2019 and 2018 was $0.1 million and zero, respectively.

Construction receivables and payables include retentions, amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of September 30, 2019 and December 31, 2018, construction receivables included retentions of $5.4 million and $8.5 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of September 30, 2019 during the next twelve months. As of September 30, 2019 and December 31, 2018, construction payables included retentions of $15.8 million and $21.6 million, respectively. The Company expects to pay substantially all construction payables outstanding as of September 30, 2019 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Costs incurred on uncompleted construction contracts	$656,874	$594,006
Estimated earnings	23,527	20,375
Billings	(683,110)	(616,060)
Net position	$(2,709)	$(1,679)

Construction contract costs and estimated earnings in excess of billings	$624	$1,358
Billings in excess of construction contract costs and estimated earnings	(3,333)	(3,037)
Net position	$(2,709)	$(1,679)

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning backlog	$178,632	$37,921	$165,863	$49,167
New contracts/change orders	22,054	7,138	73,250	39,514
Work performed	(27,594)	(19,879)	(66,021)	(63,501)
Ending backlog	$173,092	$25,180	$173,092	$25,180

The Company expects to complete a majority of the uncompleted contracts in place as of September 30, 2019 during the next 12 to 18 months.
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

As of September 30, 2019 and December 31, 2018, the outstanding balance on the revolving credit facility was $110.0 million and $126.0 million, respectively, and the outstanding balance on the term loan facility was $205.0 million and $180.0 million, respectively. As of September 30, 2019, the effective interest rates on the revolving credit facility and the term loan facility were 3.57% and 3.52%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

The Company is currently in compliance with all covenants governing the credit facility.

Other 2019 Financing Activity

On January 31, 2019, the Company paid off North Point Center Note 1.

On March 11, 2019, the Company received $7.4 million of additional funding on the loan secured by Lightfoot Marketplace. On August 15, 2019, the Company sold the property and paid off the outstanding balance of $17.9 million.

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

On May 23, 2019, the Company assumed notes payable in connection with the acquisition of Red Mill Commons and Marketplace at Hilltop with outstanding principal balances of $24.9 million and $10.8 million, respectively. The following table summarizes the note balance at assumption, fair value at assumption, maturity date, and interest rate for each loan ($ in thousands):

Loan name	Note balance at assumption	Fair value of loan at assumption	Loan maturity date	Loan interest rate
Red Mill North	$4,451	$4,520	12/31/2028	4.73%
Red Mill South	6,310	6,090	5/1/2025	3.57%
Red Mill Central	2,640	2,690	6/17/2024	4.80%
Red Mill West	11,548	11,540	6/1/2022	4.23%
Marketplace at Hilltop	10,740	10,790	10/1/2022	4.42%
	$35,689	$35,630

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

During the nine months ended September 30, 2019, the Company borrowed $77.8 million under its existing construction loans to fund new development and construction.

Subsequent to September 30, 2019

On October 3, 2019, the Company amended and restated the credit facility to, among other things, extend the initial maturity date of the revolving credit facility to January 24, 2024 and the maturity date of the term loan facility to January 24, 2025. In addition, the interest rate for the revolving credit facility was lowered to LIBOR plus a margin ranging from 1.30% to 1.85% and the interest rate for the term loan facility was lowered to LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on the Company's total leverage. The amended and restated credit facility includes an increased accordion feature that allows the total commitments to be increased to $700.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders.

On October 29, 2019, the Company extended and modified the Premier loan. The Company increased the balance on the loan to $25.0 million by receiving additional proceeds of $2.7 million. The loan bears interest at a rate of LIBOR plus a spread of 1.55% and will mature on October 31, 2024.

In October 2019, the Company increased its borrowings under the revolving credit facility by $12.0 million.

In October 2019, the Company borrowed $9.5 million on its construction loans to fund development activities.

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

As of September 30, 2019, the Company had the following LIBOR interest rate caps ($ in thousands), which are not designated as cash flow hedges for accounting purposes:

Origination Date	Expiration Date	Notional Amount	Strike Rate	Premium Paid
9/18/2017	10/1/2019	$50,000	1.50%	$199
11/28/2017	12/1/2019	50,000	1.50%	359
3/7/2018	4/1/2020	50,000	2.25%	310
7/16/2018	8/1/2020	50,000	2.50%	319
12/11/2018	1/1/2021	50,000	2.75%	210
5/15/2019	6/1/2022	100,000	2.50%	288
Total		$350,000		$1,685

As of September 30, 2019, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR	2.00%	3.50%	3/1/2016	2/20/2020
Senior unsecured term loan	50,000		1-month LIBOR	2.78%	4.28%	5/1/2018	5/1/2023
John Hopkins Village	52,032	(a)	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	(a)(b)	1-month LIBOR	3.02%	4.52%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	34,456	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR	2.26%	3.76%	4/1/2019	10/22/2022
Total	$246,988
________________________________________
(a) Designated as a cash flow hedge.
(b) Prior to August 15, 2019, this swap was used as a hedge for the cash flows for the loan secured by Lightfoot Marketplace.

This loan was paid off on August 15, 2019. This swap is now being used as a hedge for the cash flows for a portion of the
Company's unsecured term loan facility.

For the interest rate swaps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the Condensed Consolidated Statements of Comprehensive Income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates reclassifying approximately $1.3 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$100,000	$—	$(2,416)	$100,000	$303	$(749)
Interest rate caps	350,000	122	—	350,000	1,790	—
Total derivatives not designated as accounting hedges	450,000	122	(2,416)	450,000	2,093	(749)
Derivatives designated as accounting hedges
Interest rate swaps	146,988	—	(7,204)	63,208	—	(1,725)
Total derivatives	$596,988	$122	$(9,620)	$513,208	$2,093	$(2,474)

The changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2019 and 2018 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate swaps	$(1,477)	$319	$(7,679)	$673
Interest rate caps	(299)	(151)	(1,956)	453
Total change in fair value of interest rate derivatives	$(1,776)	$168	$(9,635)	$1,126
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$(529)	$298	$(3,926)	$1,256
Unrealized cash flow hedge gains losses	(1,247)	(130)	(5,709)	(130)
Total change in fair value of interest rate derivatives	$(1,776)	$168	$(9,635)	$1,126

11. Equity

Stockholders’ Equity

On February 26, 2018, the Company commenced an at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock. On August 6, 2019, the Company entered into amendments (the "Amendments") to the separate sales agreements related to the ATM Program, which, among other things, increased the aggregate offering price of shares of the Company’s common stock under the ATM Program from $125.0 million to $180.7 million. Prior to the date of the Amendments, the Company had sold shares having an aggregate offering price of $105.7 million, resulting in shares having an aggregate offering price of $75.0 million remaining available for sale under the ATM Program as of August 6, 2019. During the nine months ended September 30, 2019, the Company issued and sold 4,476,565 shares of common stock at a weighted average price of $16.28 per share under the ATM Program, receiving net proceeds after offering costs and commissions of $71.9 million.

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

Dividends on the Series A Preferred Stock will be payable quarterly in arrears on or about the 15th day of each January, April, July and October. The first dividend on the Series A Preferred Stock was paid on October 15, 2019. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A Preferred Stock will rank senior to the Company's common stock with respect to the payment of distributions and other amounts. Except in instances relating to preservation of the Company's qualification as a REIT or pursuant to the Company’s special optional redemption right, the Series A Preferred Stock is not redeemable prior to June 18, 2024. On and after June 18, 2024, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but excluding, the redemption date.

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

Noncontrolling Interests

As of September 30, 2019 and December 31, 2018, the Company held a 72.2% and 74.5% common interest, respectively, in the Operating Partnership. As of September 30, 2019, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $63.3 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 72.2% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company.

As of September 30, 2019, there were 21,167,104 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $5.5 million relates to the minority partners' interest in certain joint venture entities as of September 30, 2019, including 1405 Point, Hoffler Place, and Lightfoot Marketplace, which was sold during the three months ended September 30, 2019 but for which proceeds have not yet been distributed to the partners. The noncontrolling interest for consolidated real estate entities was zero as of December 31, 2018.

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

On August 20, 2019, the Operating Partnership issued 40,864 Class A Units valued at $0.7 million due to the satisfaction of certain leasing requirements associated with the 2018 acquisition of Lexington Square.

On September 20, 2019, the Operating Partnership issued 73,666 Class A Units valued at $1.3 million upon the satisfaction of certain leasing and development requirements associated with the 2016 acquisition of Southgate Square.

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

On August 7, 2019, the Board of Directors declared a cash dividend and distribution of $0.21 per share and unit payable on October 3, 2019 to stockholders and unitholders of record on September 25, 2019.

On August 7, 2019, the Board of Directors declared a cash dividend and distribution of $0.54844 per share on its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on October 15, 2019 to stockholders of record on October 1, 2019.

Subsequent to September 30, 2019

On October 1, 2019, due to a holder of Class A Units tendering an aggregate of 4,896 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request through the issuance of an equal number of shares of common stock.

On October 3, 2019, the Company paid cash dividends of $11.5 million to common stockholders, and the Operating Partnership paid cash distributions of $4.4 million to holders of Class A Units other than the Company.

On October 15, 2019, the Company paid cash dividends of $1.4 million to holders of shares of Series A Preferred Stock.

In October 2019, the Company sold an aggregate of 543,513 shares of common stock at a weighted average price of $18.14 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $9.7 million.

12. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of September 30, 2019, there were 894,680 shares available for issuance under the Equity Plan.

During the nine months ended September 30, 2019, the Company granted an aggregate of 153,173 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $15.41 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the nine months ended September 30, 2019, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial. During the nine months ended September 30, 2019, 10,755 shares were issued with a grant date fair value of $15.42 per share due to the partial vesting of performance units awarded to certain employees in 2016.

During the three months ended September 30, 2019 and 2018, the Company recognized $0.5 million and $0.4 million, respectively, of stock-based compensation cost. During the nine months ended September 30, 2019 and 2018, the Company recognized $2.0 million and $1.6 million, respectively, of stock-based compensation cost. As of September 30, 2019, there were 144,122 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.1 million, which the Company expects to recognize over the next 18 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness	$943,371	$949,106	$694,239	$688,437
Notes receivable	148,744	148,744	138,683	138,683
Interest rate swap liabilities	9,620	9,620	2,474	2,474
Interest rate swap and cap assets	122	122	2,093	2,093

14. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these condensed consolidated financial statements. Revenue from construction contracts with these entities for the three months ended September 30, 2018 was less than $0.1 million, and gross profit from such contracts was less than $0.1 million. Revenue from construction contracts with related party entities for the nine months ended September 30, 2018 was $1.5 million, and gross profit from such contracts was $0.3 million. There was no such revenue or gross profit for the three and nine months ended September 30, 2019.

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

Subsequent to September 30, 2019

In October 2019, the Company executed construction contracts with an aggregate price of $7.5 million with the developer of an apartment building and parking garage to be located in Virginia Beach, Virginia. The developer is owned in part by executives of the Company. The contracts are projected to result in aggregate gross profit of $0.3 million to the Company.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by the Company as of September 30, 2019 (in thousands):

Development project	Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial	30,654
Total	$56,734

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $29.2 million and $34.8 million as of September 30, 2019 and December 31, 2018, respectively.

The Company has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of September 30, 2019 and December 31, 2018, the Operating Partnership had total outstanding letters of credit of $0.3 million and $2.1 million, respectively.

Subsequent to September 30, 2019

On October 3, 2019, the Company canceled the outstanding $0.3 million letter of credit.

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. As of September 30, 2019, our stabilized operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dick’s at Town Center (1)	Retail	Virginia Beach, Virginia*	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%

Property	Segment	Location	Ownership Interest
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Indian Lakes Crossing	Retail	Virginia Beach, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Market at Mill Creek (2)	Retail	Mount Pleasant, South Carolina	70%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1405 Point	Multifamily	Baltimore, Maryland	79%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside (Harding Place)	Multifamily	Charlotte, North Carolina	100%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
Premier Apartments (Town Center Phase VI)	Multifamily	Virginia Beach, Virginia*	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
________________________________________
*Located in the Town Center of Virginia Beach
(1) Dick's Sporting Goods, one of the anchor tenants at the property currently known as "Dick’s at Town Center," has notified us that it will not renew its lease beyond January 31, 2020, the end of the current term. In October 2019, we signed a lease with a replacement tenant, Apex Entertainment, which will take the entire space currently occupied by Dick's Sporting Goods after the redevelopment and buildout of the facility is completed, which is expected to occur by the end of 2020.
(2) We are entitled to a preferred return of up to 10% on our investment in Market at Mill Creek, which has not yet been fulfilled.

As of September 30, 2019, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Wills Wharf	Office	Baltimore, Maryland	100%
Brooks Crossing Retail (1)	Retail	Newport News, Virginia	65%
Premier Retail (Town Center Phase VI)	Retail	Virginia Beach, Virginia*	100%
Hoffler Place (King Street)	Multifamily	Charleston, South Carolina	93%
Summit Place (Meeting Street)	Multifamily	Charleston, South Carolina	90%
________________________________________
*Located in the Town Center of Virginia Beach
(1) We are entitled to a preferred return of 8% on our investment in Brooks Crossing Retail.

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

On June 26, 2019, we acquired Thames Street Wharf, a Class A office building located in the Harbor Point development of Baltimore, Maryland for $101.0 million in cash.

On October 25, 2019, we purchased land in Roswell, Georgia for a purchase price of $5.0 million. We plan to use the land to develop a mixed-use property.

Dispositions

On April 1, 2019, we sold Waynesboro Commons for a sale price of $1.1 million. There was no gain or loss recognized on the disposition.

On August 15, 2019, we sold Lightfoot Marketplace for a sale price of $30.3 million. The gain on disposition was $4.5 million. In conjunction with this sale, we paid off the $17.9 million note payable secured by this property.

Third Quarter 2019 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2019 and other recent developments:

•
Net income attributable to common stockholders and OP Unit holders of $9.9 million, or $0.13 per diluted share, compared to $5.7 million, or $0.09 per diluted share, for the three months ended September 30, 2018.

•
Funds from operations attributable to common stockholders and OP Unit holders ("FFO") of $21.7 million, or $0.29 per diluted share, compared to $15.9 million, or $0.24 per diluted share, for the three months ended September 30, 2018. See "Non-GAAP Financial Measures."

•
Normalized funds from operations available to common stockholders and OP Unit holders ("Normalized FFO") of $22.4 million, or $0.30 per diluted share, compared to $15.7 million, or $0.24 per diluted share, for the three months ended September 30, 2018. See "Non-GAAP Financial Measures."

•	Core operating property portfolio occupancy at 96.4% as of September 30, 2019 compared to 95.6% as of June 30, 2019.

•
Announced Southern Post, a new 270,000 square foot mixed-use development in historic downtown Roswell, Georgia. The Company will be the majority partner in a joint venture to develop the project and anticipates commencing construction in the first quarter of 2020. Estimated development and construction costs for the project are expected to total approximately $95 million.

•	Subsequent to quarter end, announced that Apex Entertainment has agreed to a 15-year lease for all 84,000 square feet currently occupied by Dick's Sporting Goods in the Town Center of Virginia Beach.

•	Completed the sale of Lightfoot Marketplace for $30.3 million, representing a 5.8% cap rate on in-place net operating income.

•	Received payment in full of the $20.0 million balance outstanding under the North Decatur Square note receivable.

•	Subsequent to quarter end, extended the maturity of our credit facility to 2024 for the senior unsecured revolving component and 2025 for the senior unsecured term loan component.

•
Raised $34.6 million of gross proceeds through ATM Program at a weighted average price of $17.72 per share during the quarter ended September 30, 2019. Raised $82.7 million of gross proceeds at a weighted average price of $16.48 per share year-to-date through October 31, 2019.

Segment Results of Operations

As of September 30, 2019, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental revenues	$10,283	$5,149	$5,134	$23,220	$15,537	$7,683
Property expenses	3,894	2,066	1,828	8,416	5,954	2,462
Segment NOI	$6,389	$3,083	$3,306	$14,804	$9,583	$5,221

Office segment NOI for the three and nine months ended September 30, 2019 increased 107.2% and 54.5%, respectively, compared to the corresponding periods in 2018. The increases relate primarily to the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019, as well as increased occupancy across the rest of the office portfolio.

Office Same Store Results

Office same store results for the three and nine months ended September 30, 2019 and 2018 exclude One City Center, Brooks Crossing Office, and Thames Street Wharf.

Office same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental revenues	$5,394	$5,149	$245	$16,148	$15,537	$611
Property expenses	2,077	1,972	105	5,798	5,670	128
Same Store NOI	$3,317	$3,177	$140	$10,350	$9,867	$483
Non-Same Store NOI	3,072	(94)	3,166	4,454	(284)	4,738
Segment NOI	$6,389	$3,083	$3,306	$14,804	$9,583	$5,221

Office same store NOI for the three and nine months ended September 30, 2019 increased 4.4% and 4.9%, respectively, compared to the corresponding periods in 2018. The increases relate primarily to higher occupancy across the same store office portfolio.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental revenues	$20,780	$16,932	$3,848	$57,273	$50,251	$7,022
Property expenses	5,335	4,464	871	14,506	13,015	1,491
Segment NOI	$15,445	$12,468	$2,977	$42,767	$37,236	$5,531

Retail segment NOI for the three and nine months ended September 30, 2019 increased 23.9% and 14.9%, respectively, compared to the corresponding periods in 2018. The increases were primarily a result of the acquisition of the additional outparcel phase of Wendover Village in February 2019, the commencement of operations at Market at Mill Creek in April 2019, and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposal of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping

Center in December 2018, as well as the disposition of Waynesboro Commons in April 2019 and Lightfoot Marketplace in August 2019.

Dick's Sporting Goods, one of the anchor tenants at the property currently known as "Dick's at Town Center," has notified us that it will not renew its lease beyond January 31, 2020, the end of the current term. In October 2019, we signed a lease with a replacement tenant, Apex Entertainment, which will take the entire space currently occupied by Dick's Sporting Goods after the redevelopment and buildout of the facility is completed, which is expected to occur by the end of 2020.

Retail Same Store Results

Retail same store results for the three and nine months ended September 30, 2019 and 2018 exclude Lightfoot Marketplace, Broad Creek Shopping Center, Brooks Crossing Retail, Premier Retail (part of Town Center Phase VI), Lexington Square, Columbus Village (due to redevelopment), the additional outparcel phase of Wendover Village (acquired in February 2019), Market at Mill Creek, and Red Mill Commons and Marketplace at Hilltop (acquired in May 2019). In addition, retail same store results for the nine months ended September 30, 2019 and 2018 exclude Parkway Centre and Indian Lakes Crossing (acquired in January 2018).

Retail same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental revenues	$15,006	$14,529	$477	$43,282	$42,263	$1,019
Property expenses	3,401	3,407	(6)	9,865	9,698	167
Same Store NOI	$11,605	$11,122	$483	$33,417	$32,565	$852
Non-Same Store NOI	3,840	1,346	2,494	9,350	4,671	4,679
Segment NOI	$15,445	$12,468	$2,977	$42,767	$37,236	$5,531

Retail same store NOI for the three and nine months ended September 30, 2019 increased 4.3% and 2.6%, respectively, compared to the corresponding periods in 2018. The increases were primarily the result of higher occupancy as well as higher recoveries from tenants for capital expenditures.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental revenues	$11,157	$6,849	$4,308	$29,014	$20,439	$8,575
Property expenses	4,875	3,413	1,462	12,452	9,468	2,984
Segment NOI	$6,282	$3,436	$2,846	$16,562	$10,971	$5,591

Multifamily segment NOI for the three and nine months ended September 30, 2019 increased 82.8% and 51.0%, respectively, compared to the corresponding periods in 2018. The increases were primarily a result of the commencement of operations at Greenside and Premier Apartments (part of Town Center Phase VI) during the third quarter of 2018, the acquisition of 1405 Point in April 2019, the commencement of operations at Hoffler Place in August 2019, and increases in rental rates and occupancy across the rest of the multifamily portfolio, especially at Johns Hopkins Village and Smith’s Landing.

Multifamily Same Store Results

Multifamily same store results for the three and nine months ended September 30, 2019 and 2018 exclude Greenside, Premier Apartments (part of Town Center Phase VI), 1405 Point, Hoffler Place (placed in service in August 2019), and The Cosmopolitan (due to redevelopment).

 Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Rental revenues	$5,474	$4,876	$598	$16,299	$14,754	$1,545
Property expenses	2,323	2,167	156	6,452	6,204	248
Same Store NOI	$3,151	$2,709	$442	$9,847	$8,550	$1,297
Non-Same Store NOI	3,131	727	2,404	6,715	2,421	4,294
Segment NOI	$6,282	$3,436	$2,846	$16,562	$10,971	$5,591

Multifamily same store NOI for the three and nine months ended September 30, 2019 increased 16.3% and 15.2%, respectively, compared to the corresponding periods in 2018. The increases were primarily the result of increases in rental rates and occupancy across the same store multifamily portfolio, particularly at Johns Hopkins Village and Smith’s Landing.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Segment revenues	$27,638	$19,950	$7,688	$66,118	$63,654	$2,464
Segment expenses	26,446	18,973	7,473	62,855	61,474	1,381
Segment gross profit	$1,192	$977	$215	$3,263	$2,180	$1,083
Operating margin	4.3%	4.9%	(0.6)%	4.9%	3.4%	1.5%

General contracting and real estate services segment profit for the three and nine months ended September 30, 2019 increased 22.0% and 49.7%, respectively, compared to the corresponding periods in 2018. The increases were primarily attributable to the timing of commencement of new projects and the completion of other projects.

The changes in third party construction backlog for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning backlog	$178,632	$37,921	$165,863	$49,167
New contracts/change orders	22,054	7,138	73,250	39,514
Work performed	(27,594)	(19,879)	(66,021)	(63,501)
Ending backlog	$173,092	$25,180	$173,092	$25,180

As of September 30, 2019, we had $54.6 million in backlog on the Interlock Commercial project, $55.2 million in backlog on the Solis Apartments project, and $32.9 million in backlog on the Boulder Lake Apartments project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(unaudited, in thousands)
Revenues
Rental revenues	$42,220	$28,930	$13,290	$109,507	$86,227	$23,280
General contracting and real estate services revenues	27,638	19,950	7,688	66,118	63,654	2,464
Total revenues	69,858	48,880	20,978	175,625	149,881	25,744

Expenses
Rental expenses	9,924	7,103	2,821	24,615	20,049	4,566
Real estate taxes	4,180	2,840	1,340	10,759	8,388	2,371
General contracting and real estate services expenses	26,446	18,973	7,473	62,855	61,474	1,381
Depreciation and amortization	15,452	10,196	5,256	38,834	28,653	10,181
Amortization of right-of-use assets - finance leases	107	—	107	168	—	168
General and administrative expenses	2,977	2,367	610	9,329	8,092	1,237
Acquisition, development and other pursuit costs	93	69	24	550	162	388
Impairment charges	—	3	(3)	—	101	(101)
Total expenses	59,179	41,551	17,628	147,110	126,919	20,191
Gain on real estate dispositions	4,699	—	4,699	4,699	—	4,699
Operating income	15,378	7,329	8,049	33,214	22,962	10,252
Interest income	5,710	2,545	3,165	16,622	7,152	9,470
Interest expense on indebtedness	(8,828)	(4,677)	(4,151)	(22,205)	(13,547)	(8,658)
Interest expense on finance leases	(228)	—	(228)	(340)	—	(340)
Equity in income of unconsolidated real estate entities	—	—	—	273	—	273
Loss on extinguishment of debt	—	(11)	11	—	(11)	11
Change in fair value of interest rate derivatives	(530)	298	(828)	(3,926)	1,256	(5,182)
Other income	362	65	297	426	233	193
Income before taxes	11,864	5,549	6,315	24,064	18,045	6,019
Income tax benefit	199	120	79	339	552	(213)
Net income	12,063	5,669	6,394	24,403	18,597	5,806
Net income attributable to noncontrolling interests in investment entities	(960)	—	(960)	(640)	—	(640)
Preferred stock dividends	(1,234)	—	(1,234)	(1,388)	—	(1,388)
Net income attributable to common stockholders and OP Unit holders	$9,869	$5,669	$4,200	$22,375	$18,597	$3,778

Rental revenues for the three and nine months ended September 30, 2019 increased $13.3 million and $23.3 million compared to the corresponding periods in 2018 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Office	$10,283	$5,149	$5,134	$23,220	$15,537	$7,683
Retail	20,780	16,932	3,848	57,273	50,251	7,022
Multifamily	11,157	6,849	4,308	29,014	20,439	8,575
	$42,220	$28,930	$13,290	$109,507	$86,227	$23,280

Office rental revenues for the three and nine months ended September 30, 2019 increased 99.7% and 49.4%, respectively, compared to the corresponding periods in 2018, primarily as a result of the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019, as well as increased occupancy across the rest of the office portfolio.

Retail rental revenues for the three and nine months ended September 30, 2019 increased 22.7% and 14.0%, respectively, compared to the corresponding periods in 2018, primarily as a result of the acquisition of the additional outparcel phase of Wendover Village in February 2019, the commencement of operations at Market at Mill Creek in April 2019, and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposal of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center in December 2018 as well as the disposition of Waynesboro Commons in April 2019 and Lightfoot Marketplace in August 2019.

Multifamily rental revenues for the three and nine months ended September 30, 2019 increased 62.9% and 42.0%, respectively, compared to the corresponding periods in 2018, primarily as a result of the commencement of operations at Greenside and Premier Apartments (part of Town Center Phase VI) during the third quarter of 2018, the acquisition of 1405 Point in April 2019, the commencement of operations at Hoffler Place in August 2019, and increases in rental rates and occupancy across the rest of the multifamily portfolio, especially at Johns Hopkins Village and Smith’s Landing.

General contracting and real estate services revenues for the three and nine months ended September 30, 2019 increased 38.5% and 3.9%, respectively, compared to the corresponding periods in 2018 due to the timing of commencement of new projects and the completion of other projects.

Rental expenses for the three and nine months ended September 30, 2019 increased $2.8 million and $4.6 million compared to the corresponding periods in 2018 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Office	$2,753	$1,551	$1,202	$6,097	$4,435	$1,662
Retail	3,116	2,761	355	8,583	7,974	609
Multifamily	4,055	2,791	1,264	9,935	7,640	2,295
	$9,924	$7,103	$2,821	$24,615	$20,049	$4,566

Office rental expenses for the three and nine months ended September 30, 2019 increased 77.5% and 37.5%, respectively, compared to the corresponding periods in 2018, primarily as a result of the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019.

Retail rental expenses for the three and nine months ended September 30, 2019 increased 12.9%, and 7.6%, respectively, compared to the corresponding periods in 2018, primarily as a result of the acquisition of the additional outparcel phase of Wendover Village in February 2019, the commencement of operations at Market at Mill Creek in April 2019, and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposal of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center in December 2018 as well as the disposition of Waynesboro Commons in April 2019 and Lightfoot Marketplace in August 2019.

Multifamily rental expenses for the three and nine months ended September 30, 2019 increased 45.3% and 30.0%, respectively, compared to the corresponding periods in 2018, primarily as a result of the commencement of operations at

Greenside and Premier Apartments (part of Town Center Phase VI) during the third quarter of 2018, the acquisition of 1405 Point in April 2019, and the commencement of operations at Hoffler Place in August 2019.

Real estate taxes for the three and nine months ended September 30, 2019 increased $1.3 million and $2.4 million, respectively, compared to the corresponding periods in 2018 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Office	$1,141	$515	$626	$2,319	$1,519	$800
Retail	2,219	1,703	516	5,923	5,041	882
Multifamily	820	622	198	2,517	1,828	689
	$4,180	$2,840	$1,340	$10,759	$8,388	$2,371

Office real estate taxes for the three and nine months ended September 30, 2019 increased 121.6% and 52.7%, respectively, compared to the corresponding periods in 2018 primarily due to the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019.

Retail real estate taxes for the three and nine months ended September 30, 2019 increased 30.3% and 17.5%, respectively, compared to the corresponding periods in 2018 primarily due to the acquisition of the additional outparcel phase of Wendover Village in February 2019, the commencement of operations at Market at Mill Creek in April 2019, and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposal of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center in December 2018 as well as the disposition of Waynesboro Commons in April 2019 and Lightfoot Marketplace in August 2019.

Multifamily real estate taxes for the three and nine months ended September 30, 2019 increased 31.8% and 37.7%, respectively, compared to the corresponding periods in 2018 as a result of the commencement of operations at Greenside and Premier Apartments (part of Town Center Phase VI) during the third quarter of 2018, the acquisition of 1405 Point in April 2019, and the commencement of operations at Hoffler Place in August 2019.

General contracting and real estate services expenses for the three and nine months ended September 30, 2019 increased 39.4% and 2.2%, respectively, compared to the corresponding periods in 2018 due to the timing of commencement of new projects and the completion of other projects.

Depreciation and amortization for the three and nine months ended September 30, 2019 increased 51.5% and 35.5%, respectively, compared to the corresponding periods in 2018 as a result of development properties placed in service and acquisitions of operating properties.

Amortization of right-of-use assets - finance leases relates to new ground leases acquired during 2019 for which the Company is the lessee, which are classified as finance leases. See "Critical Accounting Policies" below for details.

General and administrative expenses for the three and nine months ended September 30, 2019 increased 25.8% and 15.3%, respectively, compared to the corresponding periods in 2018 primarily as a result of higher compensation expense and benefit costs from increased employee headcount.

Acquisition, development and other pursuit costs for the nine months ended September 30, 2019 increased $0.4 million compared to the nine months ended September 30, 2018 primarily due to the write off of costs relating to a potential development project that was abandoned during the nine months ended September 30, 2019. Acquisition, development and other pursuit costs for the three months ended September 30, 2019 and 2018 were not significant.

Impairment charges were not significant for the three and nine months ended September 30, 2019 and 2018.

Gain on real estate dispositions for the three and nine months ended September 30, 2019 relates to the sale of Lightfoot Marketplace and a non-operating land parcel. There were no real estate dispositions during the three and nine months ended September 30, 2018.

Interest income for the three and nine months ended September 30, 2019 increased 124.4% and 132.4%, respectively, compared to the corresponding periods in 2018 due to higher notes receivable balances due to increased loan funding, particularly for Interlock Commercial, Solis Apartments at Interlock, and Nexton Square.

Interest expense on indebtedness for the three and nine months ended September 30, 2019 increased 88.8% and 63.9%, respectively, compared to the corresponding periods in 2018 primarily due to increased borrowings on the corporate credit facility, the increased number of construction loans, and additional borrowings on the property loans.

Interest expense on finance leases relates to new ground leases acquired during 2019 for which the Company is the lessee, which are classified as finance leases. See "Critical Accounting Policies" below for details.

Equity in income of unconsolidated real estate entities for the nine months ended September 30, 2019 relates to our investment in One City Center from January 1, 2019 to March 14, 2019, which was an unconsolidated real estate investment during this period.

Loss on extinguishment of debt was not significant for the three and nine months ended September 30, 2019 and 2018.

The change in fair value of interest rate derivatives for the three and nine months ended September 30, 2019 experienced significant decreases compared to the corresponding periods in 2018 due to significant decreases in forward LIBOR (the London Inter-Bank Offered Rate).

Other income increased due to the receipt of funds from entities other than tenants, including insurers, as a result of claims made in order to recover the costs to the Company for minor repairs made to three of our properties.

Income tax benefit that we recognized during the three and nine months ended September 30, 2019 and 2018 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of September 30, 2019, we had unrestricted cash and cash equivalents of $44.2 million available for both current liquidity needs as well as development activities. We also had restricted cash in escrow of $3.4 million, some of which is available for capital expenditures at our operating properties. As of September 30, 2019, we had $39.7 million available under our credit facility to meet our short-term liquidity requirements and $76.8 million available under our construction loans to fund development activities.

We have no loans scheduled to mature during the remainder of 2019.

ATM Program

On February 26, 2018, we commenced the ATM Program through which we may, from time to time, issue and sell shares of our common stock. On August 6, 2019, we entered into amendments (the "ATM Amendments") to the separate sales agreements related to the ATM Program, which, among other things, increased the aggregate offering price of shares of our common stock under the ATM Program from $125.0 million to $180.7 million. Prior to the date of the ATM Amendments, we had sold shares having an aggregate offering price of $105.7 million, resulting in shares having an aggregate offering price of $75.0 million remaining available for sale under the ATM Program as of August 6, 2019. During the nine months ended September 30, 2019, we issued and sold 4,476,565 shares of common stock at a weighted average price of $16.28 per share under the ATM Program, receiving net proceeds after offering costs and commissions of $71.9 million. Shares having an aggregate offering price of $31.6 million remained available for sale under the ATM Program as of November 4, 2019.

Series A Preferred Stock Offering

On June 18, 2019, we issued 2,530,000 shares of its 6.75% Series A Preferred Stock with a liquidation preference of $25.00 per share, which included 330,000 shares issued upon the underwriters’ full exercise of their option to purchase additional shares. Net proceeds from the offering, after the underwriting discount but before offering expenses payable by us, were approximately $61.3 million. We used the net proceeds to fund a portion of the purchase price of Thames Street Wharf, a 263,426 square foot office building located in the Harbor Point neighborhood of Baltimore, Maryland. The balance of the net proceeds was used to repay a portion of the outstanding borrowings under our unsecured revolving credit facility and for general corporate purposes.

Credit Facility

We have a senior credit facility that was amended and restated on October 3, 2019. The total commitments are $355.0 million, comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility), with a syndicate of banks. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio, and for working capital.

The credit facility includes an accordion feature that allows the total commitments to be increased to $700.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders. The revolving credit facility has a scheduled maturity date of January 24, 2024, with two six-month extension options, subject to certain conditions, including payment of a 0.075% extension fee at each extension. The term loan facility has a scheduled maturity date of January 24, 2025.

The revolving credit facility bears interest at LIBOR plus a margin ranging from 1.30% to 1.85% and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on our total leverage. We are also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If we attain investment grade credit ratings from S&P or Moody’s, we may elect to have borrowings become subject to interest rates based on our credit ratings.

The Operating Partnership is the borrower under the credit facility, and its obligations under the credit facility are guaranteed by us and certain of our subsidiaries that are not otherwise prohibited from providing such guaranty.

The credit agreement contains customary representations and warranties and financial and other affirmative and negative covenants. Our ability to borrow under the credit facility is subject to our ongoing compliance with a number of financial covenants, affirmative covenants and other restrictions, including the following:

•
Total leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least up to $100.0 million, but only up to two times during the term of the credit facility);

•	Ratio of adjusted EBITDA (as defined in the credit agreement) to fixed charges of not less than 1.50 to 1.0;

•	Tangible net worth of not less than the sum of $567,106,000 and amount equal to 75% of the net equity proceeds received after June 30, 2019;

•	Ratio of secured indebtedness to total asset value of not more than 40%;

•	Ratio of secured recourse debt to total asset value of not more than 20%;

•
Total unsecured leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least up to $100.0 million, but only up to two times during the term of the credit facility);

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

The credit agreement limits our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreement allows us to pay cash dividends with respect to any 12-month period in an amount not to exceed the greater of: (i) 95% of adjusted funds from operations (as defined in the credit agreement) or (ii) the amount required for us (a) to maintain our status as a REIT and (b) to avoid income or excise tax under the Code. If certain defaults or events of default exist, we may pay cash dividends with respect to any 12-month period to the extent necessary to maintain our status as a REIT. The credit agreement also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates, and restricts the amount of stock and Operating Partnership units that we may repurchase during the term of the credit facility.

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

We are currently in compliance with all covenants under the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2019 ($ in thousands):

	Amount Outstanding	Interest Rate (a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Greenside Apartments	$28,875	LIBOR + 2.95%	4.97%		February 24, 2020	$28,875
1405 Point	64,902	LIBOR + 2.75%	4.77%		May 10, 2020	64,902
Premier (Town Center Phase VI) (b)	22,321	LIBOR + 2.75%	4.77%		June 29, 2020	22,321
Hoffler Place (c)	26,597	LIBOR + 3.24%	5.26%		January 1, 2021	26,597
Summit Place (c)	26,950	LIBOR + 3.24%	5.26%		January 1, 2021	26,950
Southgate Square	20,782	LIBOR + 1.60%	3.62%		April 29, 2021	19,462
4525 Main Street (d)	32,034	3.25%	N/A		September 10, 2021	30,786
Encore Apartments (d)	24,966	3.25%	N/A		September 10, 2021	23,993
Red Mill West	11,405	4.23%	N/A		June 1, 2022	10,187
Thames Street Wharf	70,000	LIBOR + 1.30%	3.32%		June 26, 2022	70,000
Hanbury Village	18,643	3.78%	N/A		August 15, 2022	17,121
Marketplace at Hilltop	10,613	4.42%	N/A		October 1, 2022	9,383
Socastee Commons	4,594	4.57%	N/A		January 6, 2023	4,223
Sandbridge Commons	8,080	LIBOR + 1.75%	3.77%		January 17, 2023	7,247
Wills Wharf	17,714	LIBOR + 2.25%	4.27%		June 26, 2023	17,714
249 Central Park Retail (f)	16,884	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	15,935
South Retail (f)	7,412	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	6,996
Fountain Plaza Retail (f)	10,160	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	9,590
One City Center	25,413	LIBOR + 1.85%	3.87%		April 1, 2024	22,559
Red Mill Central	2,581	4.80%	N/A		June 17, 2024	1,765
Red Mill South	6,211	3.57%	N/A		May 1, 2025	4,383
Brooks Crossing Office	14,399	LIBOR + 1.60%	3.62%		July 1, 2025	11,344
Market at Mill Creek	15,389	LIBOR + 1.55%	3.57%		July 12, 2025	13,200
Johns Hopkins Village	52,032	LIBOR + 1.25%	4.19%	(e)	August 7, 2025	45,967
North Point Center Note 2	2,256	7.25%	N/A		September 15, 2025	1,344
Lexington Square	14,758	4.50%	N/A		September 1, 2028	12,044
Red Mill North	4,409	4.73%	N/A		December 31, 2028	3,295
Smith's Landing	18,381	4.05%	N/A		June 1, 2035	384
Liberty Apartments	14,234	5.66%	N/A		November 1, 2043	—
The Cosmopolitan	43,896	3.35%	N/A		July 1, 2051	—
Total secured debt	$636,891					$528,567
Unsecured Debt
Senior unsecured revolving credit facility (g)	$110,000	LIBOR+1.40%-2.00%	3.57%		October 26, 2021	$110,000
Senior unsecured term loan (g)	44,500	LIBOR+1.35%-1.95%	3.52%		October 26, 2022	44,500
Senior unsecured term loan (g)	160,500	LIBOR+1.35%-1.95%	3.50%-4.52%	(e)	October 26, 2022	160,500
Total unsecured debt	$315,000					$315,000
Total principal balances	951,891					843,567
Unamortized GAAP adjustments	(8,520)					—
Indebtedness, net	$943,371					$843,567
________________________________________
(a) LIBOR rate is determined by individual lenders.
(b) On October 29, 2019, the Company extended and modified the Premier loan. The loan bears interest at a rate of LIBOR plus a spread of 1.55% and will mature on October 31, 2024.
(c) Cross collateralized.
(d) Cross collateralized.
(e) Includes debt subject to interest rate swap locks.
(f) Cross collateralized.
(g) The credit facility was amended and restated on October 3, 2019. See the discussion under "Credit Facility" above.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of September 30, 2019, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2019 (excluding nine months ended September 30, 2019)	$2,184	1%
2020	125,309	13%
2021	246,665	26%
2022	319,268	33%
2023	68,073	7%
Thereafter	190,392	20%
	$951,891	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.

Interest Rate Derivatives

As of September 30, 2019, the Company held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR	2.00%	3.50%	3/1/2016	2/20/2020
Senior unsecured term loan	50,000	1-month LIBOR	2.78%	4.28%	5/1/2018	5/1/2023
John Hopkins Village	52,032	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	1-month LIBOR	3.02%	4.52%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	34,456	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	1-month LIBOR	2.26%	3.76%	4/1/2019	10/22/2022
Total	$246,988

As of September 30, 2019, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
9/18/2017	10/1/2019	1.50%	$50,000
11/28/2017	12/1/2019	1.50%	50,000
3/7/2018	4/1/2020	2.25%	50,000
7/16/2018	8/1/2020	2.50%	50,000
12/11/2018	1/1/2021	2.75%	50,000
5/15/2019	6/1/2022	2.50%	100,000
Total			$350,000

Off-Balance Sheet Arrangements

In connection with the our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees we made as of September 30, 2019 (in thousands):

Development project	Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial	30,654
Total	$56,734

Cash Flows

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Operating Activities	$45,527	$27,197	$18,330
Investing Activities	(255,894)	(183,558)	(72,336)
Financing Activities	233,922	154,093	79,829
Net Increase (decrease)	$23,555	$(2,268)	$25,823
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$24,051	$22,916
Cash, Cash Equivalents, and Restricted Cash, End of Period	$47,606	$20,648

Net cash provided by operating activities during the nine months ended September 30, 2019 increased $18.3 million compared to the nine months ended September 30, 2018 primarily as a result of result of timing differences in operating assets and liabilities as well as increased net operating income from the property portfolio.

During the nine months ended September 30, 2019, we invested $72.3 million more in cash compared to the nine months ended September 30, 2018 due to increased acquisition activity and increased funding of mezzanine loans, which was partially offset by the disposition of Lightfoot Marketplace and the collection of the Decatur mezzanine loan receivable.

Net cash provided by financing activities during the nine months ended September 30, 2019 increased $79.8 million compared to nine months ended September 30, 2018 primarily as a result of the issuance of the Series A Preferred Stock and the loan obtained for Thames Street Wharf.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our year-over-year performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, impairment of intangible assets and liabilities, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives, amortization of right-of-use assets attributable to finance leases, severance related costs, and other non-comparable items.

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and nine months ended September 30, 2019 and 2018 to net income, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unit holders	$9,869	$5,669	$22,375	$18,597
Depreciation and amortization(1)	15,044	10,196	38,291	28,653
Gain on operating real estate dispositions(2)	(3,220)	—	(3,220)	—
FFO attributable to common stockholders and OP Unit holders	$21,693	$15,865	$57,446	$47,250
Acquisition, development and other pursuit costs	93	69	550	162
Impairment of intangible assets and liabilities	—	3	—	101
Loss on extinguishment of debt	—	11	—	11
Amortization of right-of-use assets - finance leases	107	—	168	—
Change in fair value of interest rate derivatives	530	(298)	3,926	(1,256)
Normalized FFO available to common stockholders and OP Unit holders	$22,423	$15,650	$62,090	$46,268
Net income attributable to common stockholders and OP Unit holders per diluted share and unit	$0.13	$0.09	$0.31	$0.29
FFO per diluted share and unit attributable to common stockholders and OP Unit holders	$0.29	$0.24	$0.81	$0.74
Normalized FFO per diluted share and unit attributable to common stockholders and OP Unit holders	$0.30	$0.24	$0.87	$0.72
Weighted average common shares and units - diluted	74,543	66,362	71,256	64,052
________________________________________

(1) The adjustment for depreciation and amortization for the nine months ended September 30, 2019 includes $0.2 million of depreciation attributable to the Company's investment in One City Center from January 1, 2019 to March 14, 2019, which was an unconsolidated real estate investment during this period. Additionally, the adjustment for depreciation and amortization for the three and nine months ended September 30, 2019 excludes $0.4 million and $0.8 million, respectively, of depreciation attributable to the Company's joint venture partners.

(2) The adjustment for gain on operating real estate dispositions for the three and nine months ended September 30, 2019 excludes the portion of the gain on Lightfoot Marketplace that was allocated to our joint venture partner and excludes the gain on sale of a non-operating land parcel.

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

The new standard includes new considerations regarding the recognition of rental revenue when collection is not probable. We changed our presentation and measurement of charges for uncollectable lease revenue associated with office, retail, and residential leasing activity, reflecting those amounts as a component of rental income on the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2019. However, in accordance with our prospective adoption of the standard, we did not adjust the prior year period presentation of charges for uncollectable lease revenue associated with its office, retail, and residential leasing activity as a component of operating expenses, excluding property taxes, on the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2018. Instead, we recorded a combined adjustment of $0.2 million to the opening balances for distributions in excess of earnings and noncontrolling interest relating to receivables where collection of substantially all operating lease payments was not probable as of January 1, 2019.

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

At September 30, 2019 and excluding unamortized GAAP adjustments, approximately $456.0 million, or 47.9%, of our debt had fixed interest rates and approximately $495.9 million, or 52.1%, had variable interest rates. At September 30, 2019, LIBOR was approximately 202 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR increased by 100 basis points, our cash flow would decrease by $2.7 million per year as a result of the interest rate caps. Assuming no increase in the level of our variable rate debt, if LIBOR decreased by 100 basis points, our cash flow would increase by $4.4 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2019, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

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

10.1*	Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: November 5, 2019	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019	/s/ Michael P. O’Hara
Michael P. O’Hara
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)