Form 10-K
period 2019-12-31
Armada Hoffler Properties, Inc.
filed 2020-02-25
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Registrant’s Telephone Number, Including Area Code: (757) 366-4000

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ◻
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ◻    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ◻
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $861.5 million, based on the closing sales price of $16.55 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of February 20, 2020, the registrant had 56,370,060 shares of common stock outstanding. In addition, as of February 20, 2020, Armada Hoffler, L.P., the registrant's operating partnership subsidiary (the "Operating Partnership"), had 21,272,962 common units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant). Based on the 56,370,060 shares of common stock and 21,272,962 OP Units held by limited partners other than the registrant, the registrant had a total common equity market capitalization of $1,444,936,639 as of February 20, 2020 (based on the closing sales price of $18.61 on the New York Stock Exchange on such date).

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2019.

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2019

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result" and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

iii

PART I

Item 1.	Business.

Our Company

References to "we," "our," "us," and "our company" refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership (the "Operating Partnership"), of which we are the sole general partner.

We are a full-service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. In addition to the ownership of our operating property portfolio, we develop and build properties for our own account and through joint ventures between us and unaffiliated partners and also invest in development projects through mezzanine lending arrangements. We also provide general contracting services to third parties. Our construction and development experience includes mid- and high-rise office buildings, retail strip malls, retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution, and manufacturing facilities, educational, medical and special purpose facilities, government projects, parking garages, and mixed-use town centers. Our third-party construction contracts have included signature properties across the Mid-Atlantic region, such as the Inner Harbor East development in Baltimore, Maryland, including the Four Seasons Hotel and Legg Mason office tower, the Mandarin Oriental Hotel in Washington, D.C., and a $50.0 million proton therapy institute for Hampton University in Hampton, Virginia.

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2019, we owned, through a combination of direct and indirect interests, 72.6% of the common units of limited partnership interest in our Operating Partnership ("OP Units").

2019 Highlights

The following highlights our results of operations and significant transactions for the year ended December 31, 2019:

•
Net income attributable to common stockholders and OP Unit holders of $21.6 million, or $0.41 per diluted share, compared to $17.2 million, or $0.36 per diluted share, for the year ended December 31, 2018.

•
Funds from operations attributable to common stockholders and OP Unit holders ("FFO") of $80.0 million, or $1.10 per diluted share, compared to $64.3 million, or $0.99 per diluted share, for the year ended December 31, 2018.

•
Normalized funds from operations attributable to common stockholders and OP Unit holders ("Normalized FFO") of $85.1 million, or $1.17 per diluted share, compared to $66.5 million, or $1.03 per diluted share, for the year ended December 31, 2018.

•	Property segment net operating income ("NOI") of $102.0 million compared to $78.4 million for the year ended December 31, 2018:

•	Office NOI of $21.1 million compared to $12.8 million

•	Retail NOI of $58.0 million compared to $50.3 million

•	Multifamily NOI of $22.9 million compared to $15.3 million

•	Same store NOI of $71.1 million compared to $68.5 million for the year ended December 31, 2018:

•	Office same store NOI of $13.5 million compared to $13.2 million

•	Retail same store NOI of $44.4 million compared to $43.4 million

•	Multifamily same store NOI of $13.2 million compared to $11.9 million

•	Stabilized portfolio occupancy by segment, as of December 31, 2019 compared to December 31, 2018:

•	Office occupancy at 96.6% compared to 93.3%

•	Retail occupancy at 96.9% compared to 96.2%

•	Multifamily occupancy at 95.6% compared to 97.3%

•	Core operating property portfolio occupancy at 96.5% as of December 31, 2019 compared to 95.8% as of December 31, 2018.

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

•	Completed the sale of Lightfoot Marketplace for $30.3 million, representing a 5.8% cap rate on in-place net operating income at the time of acquisition.

•	Introduced a redesigned website - ArmadaHoffler.com - to include additional functionality and enhancements including a new sustainability section.

•	Added $109.2 million to third-party construction backlog during the fourth quarter and ended 2019 with total backlog of $242.6 million.

•	Announced that Apex Entertainment has entered into a long-term lease for all 84,000 square feet previously occupied by Dick's Sporting Goods in the Town Center of Virginia Beach.

•
Announced that the Company will be the majority partner in a joint venture to develop Ten Tryon, a new 220,000 square foot urban mixed-use development anchored by a new Publix grocery store and a Fortune 100 office tenant in Charlotte, North Carolina.

•	Announced that the Company will be the majority partner in a joint venture to redevelop the historic Chronicle Mill as part of a new multifamily development in Belmont, North Carolina.

•	Extended the maturity of our credit facility to 2024 for the senior unsecured revolving component and 2025 for the senior unsecured term loan component.

•
Raised $25.5 million of gross proceeds through our at-the-market equity offering program at a weighted-average price of $18.30 per share during the quarter ended December 31, 2019. Raised $98.4 million of gross proceeds at a weighted-average price of $16.76 per share during the year ended December 31, 2019.

•
Raised $61.3 million of net proceeds before offering expenses through an underwritten public offering of 2.5 million shares of 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock") at a public offering price of $25.00 per share.

•	Declared cash dividends of $0.84 per share for the year ended December 31, 2019 compared to $0.80 per share for the year ended December 31, 2018.

For definitions and discussion of FFO, Normalized FFO, NOI, and same store NOI, see the sections below entitled "Item 6. Selected Financial Data" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

•
Seasoned, Committed and Aligned Senior Management Team with a Proven Track Record. Our senior management team has extensive experience developing, constructing, owning, operating, renovating, and financing institutional-grade office, retail, multifamily, and hotel properties in the Mid-Atlantic and Southeastern regions. As of December 31, 2019, our named executive officers and directors collectively owned approximately 13% of our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

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

•
Extensive Experience with Construction and Development. Our platform consists of development, construction, and asset management capabilities, which comprise an integrated delivery system for every project that we build for our own account or for third-party clients. This integrated approach provides a single source of accountability for design and construction, simplifies coordination and communication among the relevant stakeholders in each project, and provides us valuable insight from an operational perspective. We believe that being regularly engaged in construction and development projects provides us significant and distinct advantages, including enhanced market intelligence, greater insight into best practices, enhanced operating leverage, and "first look" access to development and ownership opportunities in our target markets. We also use mezzanine lending arrangements, which may enable us to acquire completed development projects at prices that are below market or at cost and may enable us to realize profit on projects we do not intend to own.

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

Our Business and Growth Strategies

Our primary business objectives are to: (i) continue to develop, build, and own institutional-grade office, retail, and multifamily properties in our target markets, (ii) finance and operate our portfolio in a manner that increases cash flow and property values, (iii) execute new third-party construction work with consistent operating margins, and (iv) pursue selective acquisition opportunities, particularly when the acquisition involves a significant redevelopment aspect. We will seek to achieve our objectives through the following strategies:

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

Our Properties

The table below sets forth certain information regarding our stabilized portfolio as of December 31, 2019. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete, the asset is placed back into service, and the stabilization criteria above are again met.

Property	Location	Year Built	Ownership Interest	Net Rentable Square Feet (1)	Occupancy (2)	ABR (3)	ABR per Leased SF(3)
Retail Properties
249 Central Park Retail	Virginia Beach, VA	2004	100%	92,400	97.9%	$2,559,701	$28.30
Alexander Pointe (4)	Salisbury, NC	1997	100%	64,724	95.7%	649,308	10.49
Apex Entertainment (5)	Virginia Beach, VA	2002	100%	103,335	100.0%	1,471,503	14.24
Bermuda Crossroads (4)	Chester, VA	2001	100%	122,566	98.4%	1,755,052	14.56
Broad Creek Shopping Center(4)(6)	Norfolk, VA	1997/2001	100%	121,504	95.5%	2,071,357	17.85
Broadmoor Plaza	South Bend, IN	1980	100%	115,059	97.5%	1,382,468	12.32
Brooks Crossing Retail (7)	Newport News, VA	2016	65%	18,349	66.3%	169,740	13.95
Columbus Village (4)	Virginia Beach, VA	1980/2013	100%	62,362	84.3%	1,556,163	29.59
Columbus Village II	Virginia Beach, VA	1995/1996	100%	92,061	96.7%	1,595,334	17.92
Commerce Street Retail (8)	Virginia Beach, VA	2008	100%	19,173	100.0%	881,292	45.97
Courthouse 7-Eleven	Virginia Beach, VA	2011	100%	3,177	100.0%	139,311	43.85
Dimmock Square	Colonial Heights, VA	1998	100%	106,166	97.2%	1,779,915	17.25
Fountain Plaza Retail	Virginia Beach, VA	2004	100%	35,961	100.0%	1,028,958	28.61
Gainsborough Square	Chesapeake, VA	1999	100%	88,862	95.6%	1,324,529	15.59
Greentree Shopping Center	Chesapeake, VA	2014	100%	15,719	92.6%	293,359	20.15
Hanbury Village (4)	Chesapeake, VA	2006/2009	100%	116,635	100.0%	2,538,926	21.77
Harper Hill Commons (4)	Winston-Salem, NC	2004	100%	96,914	85.0%	928,028	11.26
Harrisonburg Regal	Harrisonburg, VA	1999	100%	49,000	100.0%	717,850	14.65
Indian Lakes Crossing (4)	Virginia Beach, VA	2008	100%	64,973	95.0%	845,097	13.70
Lexington Square	Lexington, SC	2017	100%	85,540	98.2%	1,829,558	21.78
Market at Mill Creek (4)(7)	Mount Pleasant, SC	2018	70%	80,405	93.8%	1,700,522	22.55
Marketplace at Hilltop (4)(6)	Virginia Beach, VA	2000/2001	100%	116,953	100.0%	2,654,816	22.70
North Hampton Market	Taylors, SC	2004	100%	114,935	100.0%	1,479,285	12.87
North Point Center (4)	Durham, NC	1998/2009	100%	494,746	100.0%	3,842,617	7.77
Oakland Marketplace (4)	Oakland, TN	2004	100%	64,538	100.0%	478,857	7.42
Parkway Centre	Moultrie, GA	2017	100%	61,200	98.0%	812,760	13.55
Parkway Marketplace	Virginia Beach, VA	1998	100%	37,804	94.4%	726,757	20.36
Patterson Place	Durham, NC	2004	100%	160,942	94.3%	2,397,055	15.79
Perry Hall Marketplace	Perry Hall, MD	2001	100%	74,256	100.0%	1,270,853	17.11
Providence Plaza	Charlotte, NC	2007/2008	100%	103,118	98.8%	2,803,576	27.53
Red Mill Commons (4)	Virginia Beach, VA	2000-2005	100%	373,808	96.5%	6,427,485	17.81
Renaissance Square	Davidson, NC	2008	100%	80,467	90.4%	1,267,552	17.43
Sandbridge Commons (4)	Virginia Beach, VA	2015	100%	76,650	98.5%	1,056,840	14.00
Socastee Commons	Myrtle Beach, SC	2000/2014	100%	57,273	96.7%	632,797	11.43
South Retail	Virginia Beach, VA	2002	100%	38,515	100.0%	992,999	25.78
South Square (4)	Durham, NC	1977/2005	100%	109,590	98.1%	1,873,007	17.42
Southgate Square	Colonial Heights, VA	1991/2016	100%	260,131	94.4%	3,365,533	13.70
Southshore Shops	Chesterfield, VA	2006	100%	40,307	85.3%	720,087	20.94
Stone House Square (4)	Hagerstown, MD	2008	100%	112,274	93.1%	1,784,568	17.07
Studio 56 Retail	Virginia Beach, VA	2007	100%	11,594	100.0%	473,695	40.86
Tyre Neck Harris Teeter (4)(6)	Portsmouth, VA	2011	100%	48,859	100.0%	533,285	10.91
Wendover Village	Greensboro, NC	2004	100%	176,939	99.3%	3,510,597	19.98
Total / Weighted Average				4,169,784	99.2%	$66,322,992	$16.44

	Location	Year Built	Ownership Interest	Net Rentable Square Feet (1)	Occupancy (2)	ABR (3)	ABR per Leased SF(3)
Office Properties
4525 Main Street	Virginia Beach, VA	2014	100%	234,938	98.1%	$6,718,239	$29.14
Armada Hoffler Tower (8)(9)	Virginia Beach, VA	2002	100%	320,680	95.8%	8,889,551	28.94
Brooks Crossing Office (7)	Newport News, VA	2019	100%	98,061	100.0%	1,814,129	18.50
One City Center	Durham, NC	2019	100%	152,815	84.0%	4,145,189	32.28
One Columbus (8)	Virginia Beach, VA	1984	100%	128,876	98.5%	3,184,938	25.10
Thames Street Wharf (9)	Baltimore, Maryland	2010	100%	263,426	100.0%	7,141,829	27.11
Two Columbus	Virginia Beach, VA	2009	100%	108,459	100.0%	2,907,497	26.81
Total / Weighted Average				1,307,255	96.6%	$34,801,372	$27.56

	Location	Year Built	Ownership Interest	Units/Beds	Occupancy (2)	ABR (10)	Monthly Rent per Occupied Unit/Bed (11)
Multifamily Properties
1405 Point (6)(12)	Baltimore, MD	2018	79%	289	92.0%	$6,933,252	$2,172
Encore Apartments	Virginia Beach, VA	2014	100%	286	95.8%	4,318,296	1,313
Greenside Apartments	Charlotte, NC	2018	100%	225	93.8%	4,010,676	1,584
Hoffler Place (12)	Charleston, SC	2019	93%	258	89.1%	3,553,932	1,244
Johns Hopkins Village (6)(12)	Baltimore, MD	2016	100%	568	98.8%	7,692,984	1,143
Liberty Apartments (12)	Newport News, VA	2013	100%	197	93.9%	2,439,588	1,099
Premier Apartments	Virginia Beach, VA	2018	100%	131	97.7%	2,212,920	1,441
Smith’s Landing (6)	Blacksburg, VA	2009	100%	284	100.0%	4,250,868	1,247
Total / Weighted Average				2,238	95.6%	$35,412,516	$1,379
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

(2)
Occupancy for each of our office and retail properties is calculated as (a) square footage under executed leases as of December 31, 2019 divided by (b) net rentable square feet, expressed as a percentage. Occupancy for our multifamily properties is calculated as (a) total units occupied as of December 31, 2019 divided by (b) total units available, expressed as a percentage.

(3)
For the properties in our office and retail portfolios, annualized base rent ("ABR") is calculated by multiplying (a) monthly base rent (defined as cash base rent, before contractual tenant concessions and abatements, and excluding tenant reimbursements for expenses paid by us) as of December 31, 2019 for in-place leases as of such date by (b) 12, and does not give effect to periodic contractual rent increases or contingent rental revenue (e.g., percentage rent based on tenant sales thresholds). ABR per leased square foot is calculated by dividing (a) ABR by (b) square footage under in-place leases as of December 31, 2019. In the case of triple net or modified gross leases, our calculation of ABR does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.

(4)	Net rentable square feet at certain of our retail properties includes pad sites leased pursuant to the ground leases in the table below:

Properties Subject to Ground Lease	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	ABR
Alexander Pointe	1	7,014	$10,000
Bermuda Crossroads	2	11,000	179,685
Broad Creek Shopping Center	6	23,825	649,818
Columbus Village	1	3,403	200,000
Hanbury Village	2	55,586	1,082,118
Harper Hill Commons	1	41,520	373,680
Indian Lakes Crossing	1	50,311	592,385
Market at Mill Creek	1	7,014	63,000
Marketplace at Hilltop	1	4,211	150,000
North Point Center	4	280,556	1,146,700
Oakland Marketplace	1	45,000	186,347
Red Mill Commons	8	33,961	773,609
Sandbridge Commons	3	60,521	738,500
Stone House Square	1	3,650	181,500
Tyre Neck Harris Teeter	1	48,859	533,285
Total / Weighted Average	34	676,431	$6,860,627

(5)
Dick's Sporting Goods, one of the anchor tenants at the property previously known as "Dick’s at Town Center," notified the Company during 2019 that it would not renew its lease beyond January 31, 2020, the end of the current term. In October 2019, the Company signed a lease with a replacement tenant, Apex Entertainment, which will take the entire space currently occupied by Dick's Sporting Goods after the redevelopment and buildout of the facility is completed, which is expected to occur by the end of 2020.

(6)	We lease the land underlying this property pursuant to a ground lease.

(7)	We are entitled to a preferred return on our investment in this property.

(8)	Includes ABR pursuant to a rooftop lease.

(9)
As of December 31, 2019, we occupied 55,390 square feet at these two properties at an ABR of $1.7 million, or $31.30 per leased square foot, which amounts are reflected in this table. The rent paid by us is eliminated in accordance with U.S. generally accepted accounting principles ("GAAP").

(10)	For the properties in our multifamily portfolio, ABR is calculated by multiplying (a) base rental payments for the month ended December 31, 2019 by (b) 12.

(11)
Monthly rent per occupied unit/bed is calculated by dividing total base rental payments for the month ended December 31, 2019 by the number of occupied units (or, in the case of Johns Hopkins Village and Hoffler Place, occupied beds of the 568 and 258 total beds, respectively) as of December 31, 2019.

(12)	The ABR for Liberty, John Hopkins Village, Hoffler Place and 1405 Point excludes approximately $0.3 million, $1.1 million, $0.1million and $0.4 million, respectively from ground floor retail leases.

Lease Expirations

The following tables summarize the scheduled expirations of leases in our office and retail operating property portfolios as of December 31, 2019. The information in the following tables does not assume the exercise of any renewal options.

Office Lease Expirations

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	Annualized Base Rent	% of Office Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot
Available	—	44,285	3.4%	$—	—%	$—
Month-to-Month	2	—	—%	2,400	—%	—
2019	—	—	—%	—	—%	—
2020	11	24,796	1.9%	781,419	2.2%	31.51
2021	11	48,532	3.7%	1,312,408	3.8%	27.04
2022	11	77,259	5.9%	2,213,506	6.4%	28.65
2023	12	103,647	7.9%	2,707,291	7.8%	26.12
2024	11	136,575	10.4%	3,442,021	9.9%	25.20
2025	13	131,701	10.1%	3,859,343	11.1%	29.30
2026	8	36,863	2.8%	926,963	2.7%	25.15
2027	4	244,864	18.7%	6,921,178	19.9%	28.27
2028	6	63,319	4.8%	1,754,231	5.0%	27.70
2029	7	242,709	18.6%	6,136,048	17.6%	25.28
Thereafter	6	152,705	11.8%	4,744,562	13.6%	31.07
Total / Weighted Average	102	1,307,255	100.0%	$34,801,370	100.0%	$27.55

Retail Lease Expirations

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	Annualized Base Rent	% of Office Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot
Available	—	144,938	3.4%	$—	—%	$—
Month-to-Month	3	4,200	0.1%	83,758	0.1%	19.94
2019	5	25,565	0.6%	457,889	0.7%	17.91
2020	54	240,266	5.7%	3,578,216	5.3%	14.89
2021	92	351,636	8.4%	6,781,107	10.1%	19.28
2022	89	507,590	12.1%	8,349,932	12.4%	16.45
2023	89	514,434	12.2%	8,398,508	12.5%	16.33
2024	86	530,254	12.6%	8,696,487	12.9%	16.40
2025	59	544,465	12.9%	7,332,252	10.9%	13.47
2026	27	164,729	3.9%	3,209,776	4.8%	19.49
2027	22	136,840	3.3%	3,019,722	4.5%	22.07
2028	24	252,999	6.0%	3,521,547	5.2%	13.92
2029	23	108,253	2.6%	2,152,130	3.2%	19.88
Thereafter	41	682,777	16.2%	11,710,681	17.4%	17.15
Total / Weighted Average	614	4,208,946	100.0%	$67,292,005	100.0%	$16.56

Tenant Diversification

The following tables list the 10 largest tenants in each of our office and retail operating property portfolios, based on annualized base rent as of December 31, 2019 ($ in thousands):

Office Tenant	Annualized Base Rent	% of Office Portfolio Annualized Base Rent	% of Total Portfolio Annualized Base Rent
Morgan Stanley	$5,761	16.6%	4.1%
Clark Nexsen	2,639	7.6%	1.9%
WeWork	2,259	6.5%	1.6%
Duke University	1,540	4.4%	1.1%
Huntington Ingalls	1,513	4.3%	1.1%
Mythics	1,187	3.4%	0.8%
Johns Hopkins Medicine	1,118	3.2%	0.8%
Pender & Coward	904	2.6%	0.6%
Kimley-Horn	894	2.6%	0.6%
Troutman Sanders	872	2.5%	0.6%
Top 10 Total	$18,687	53.7%	13.2%

Retail Tenant	Annualized Base Rent	% of Retail Portfolio Annualized Base Rent	% of Total Portfolio Annualized Base Rent
Harris Teeter/Kroger	$5,645	8.4%	4.0%
Lowes Foods	1,976	2.9%	1.4%
Regal Cinemas	1,713	2.5%	1.2%
Bed, Bath, & Beyond	1,710	2.5%	1.2%
PetSmart	1,438	2.1%	1.0%
Food Lion	1,315	2.0%	0.9%
Petco	877	1.3%	0.6%
Weis Markets	802	1.2%	0.6%
Total Wine & More	765	1.1%	0.5%
Ross Dress for Less	762	1.1%	0.5%
Top 10 Total	$17,003	25.1%	11.9%

Development Pipeline

In addition to the properties in our operating property portfolio as of December 31, 2019, we had the following properties in various stages of development, redevelopment, and stabilization. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Development, Not Delivered			($ in '000s)		Schedule (1)
		Estimated	Estimated	Incurred		Initial	Stabilized	AHH
Property	Location	Size (1)	Cost (1)	Cost	Start	Occupancy	Operation (2)	Ownership %	Property Type
Summit Place	Charleston, SC	357 beds	$56,000	$51,300	3Q17	3Q20	4Q20	90%	Multifamily
Wills Wharf	Baltimore, MD	325,000 sf	120,000	86,500	3Q18	2Q20	2Q21	100%	Office
Total Development, Pending Delivery			$176,000	$137,800

Development/Redevelopment, Delivered Not Stabilized			($ in '000s)		Schedule
		Estimated	Estimated	Incurred		Initial	Stabilized	AHH
Property	Location	Size (1)	Cost (1)	Cost	Start	Occupancy	Operation (1)(2)	Ownership %	Property Type
Premier Retail	Virginia Beach, VA	39,000 sf	$15,000	$15,000	4Q16	3Q18	1Q21	100%	Retail
The Cosmopolitan	Virginia Beach, VA	342 units	14,000	6,300	1Q18	N/A	1Q21	100%	Multifamily
Total Development/Redevelopment, Delivered Not Stabilized			29,000	21,300
Total			$205,000	$159,100
________________________________________

(1)	Represents estimates that may change as the development/stabilization process proceeds.

(2)
Estimated first full quarter of stabilized operations. Estimates are inherently uncertain, and we can provide no assurance that our assumptions regarding the timing of stabilization will prove accurate.

Our execution on all of the projects identified in the preceding tables are subject to, among other factors, regulatory approvals, financing availability, and suitable market conditions.

Wills Wharf is a mixed-use development project in the Harbor Point area of Baltimore, Maryland. The project will include office space occupied primarily by WeWork and Ernst & Young and will also include a lease to the operator of a Canopy by Hilton hotel with expected delivery in 2020.

Summit Place is a $56.0 million student housing property being developed in Charleston, South Carolina with expected delivery in 2020.

Premier Retail is the retail portion of the most recent phase of development in the Town Center of Virginia Beach, our ongoing public-private partnership with the City of Virginia Beach. Premier Retail is part of a $45.0 million mixed-use project that includes 39,000 square feet of retail space, which was 75.6% leased as of December 31, 2019, and 131 luxury apartments, which were 97.7% leased as of December 31, 2019.

The Cosmopolitan is a $14.0 million redevelopment project of a multifamily property in the Town Center of Virginia Beach, which includes renovation of all 342 units and modernization of the residential clubhouse and the business center. The project started during the first quarter of 2018 and is expected to be completed during the fourth quarter of 2020.

Other Investments

The Residences at Annapolis Junction

On April 21, 2016, we entered into a note receivable with a maximum principal balance of $48.1 million in the residential component of the Annapolis Junction Town Center project in Maryland ("Annapolis Junction"). Annapolis Junction is an apartment development project with 416 residential units. It is part of a mixed-use development project that is also planned to have 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC ("AJAO") is the developer of the residential component and engaged us to serve as construction general contractor for the residential component. Annapolis Junction opened during 2017 and 2018 and is currently in lease-up.

Interest on the AJAO loan accrues at 10.0% per annum. On November 16, 2018, AJAO refinanced the senior construction loan with a one year senior loan of $83.0 million. This senior loan includes two six-month extension options subject to minimum debt yields and minimum debt service coverage ratios. We have agreed to guarantee $8.3 million of the senior loan, and the AJAO loan will mature concurrent with the new senior loan. In conjunction with this refinancing, we received a $5.0 million loan modification fee, which is being accounted for as a loan discount that was recognized as interest income over the one year loan term from November 2018 to November 2019 using the effective interest method. Additionally, AJAO repaid $11.1 million of the outstanding mezzanine loan balance as part of this refinancing. On December 1, 2019, the first six-month extension option for the senior loan was exercised, and our mezzanine loan was extended in tandem. AJAO will pay an exit fee of $3.0 million upon full repayment of the loan, which is being recognized through the current remaining term of the loan as interest income using the effective interest method.

The balance on the Annapolis Junction note was $40.0 million as of December 31, 2019. During the year ended December 31, 2019, we recognized $8.8 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Delray Plaza

On October 27, 2017, we invested in the development of an estimated $20.0 million Whole Foods-anchored center located in Delray Beach, Florida. The Company's investment is in the form of a mezzanine loan of up to $13.1 million to the developer, Delray Plaza Holdings, LLC. On January 8, 2019, this loan was modified to increase the maximum amount of the loan to $15.0 million. The mezzanine loan bears interest at a rate 15.0% per annum. The note matures on the earliest of (i) October 27, 2020, (ii) the date of any sale or refinance of the development project, or (iii) the disposition or change in control of the development project. The balance on the Delray Plaza note was $13.0 million as of December 31, 2019. During the year ended December 31, 2019, we recognized $1.6 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Nexton Square

On December 4, 2018, we entered into a mezzanine loan agreement with the developer of Nexton Square, a shopping center development project located in Summerville, South Carolina, which has a maximum capacity of $17.0 million. On February 8, 2019, the developer closed on a senior construction loan with a maximum borrowing capacity of $25.2 million. This loan bears interest at a rate of 10.0% per annum. The note matures on the earliest of (i) December 4, 2020, (ii) the maturity date of the senior construction loan, including any extension options available and exercised under that loan, or (iii) the date of any sale, transfer, or refinancing of the project.

We agreed to guarantee 50% of the senior construction loan in exchange for the option to purchase the property upon completion according to a predetermined formula primarily dependent upon the developer's leasing activities and the extent to which the developer elects to complete all or a portion of the total planned space, if applicable, in response to leasing activities.

The balance on the Nexton Square loan was $15.1 million as of December 31, 2019. During the year ended December 31, 2019, we recognized $2.0 million of interest income on the loan. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Interlock Commercial

On December 21, 2018, we entered into a mezzanine loan agreement with the developer of the office and retail components of The Interlock, a new mixed-use public-private partnership with Georgia Tech in West Midtown Atlanta. The loan has a maximum principal amount of $67.0 million and a total maximum commitment, including accrued interest reserves, of $95.0 million. The mezzanine loan bears interest at a rate of 15.0% per annum and matures on the earlier of (i) 24 months after the original maturity date or earlier termination date of the senior construction loan or (ii) any sale, transfer, or refinancing of the project. In the event that the maturity date is established as being 24 months after the original maturity date or earlier termination date of the senior construction loan, the developer will have the right to extend the maturity date for five years.

On April 19, 2019, the borrower executed its senior construction loan, and the Company's payment guarantee of up to $30.7 million became effective.

The balance on the Interlock Commercial note was $59.2 million as of December 31, 2019. During the year ended December 31, 2019, we recognized $6.1 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

The balance on the Solis Apartments at Interlock note was $25.6 million as of December 31, 2019. During the year ended December 31, 2019, we recognized $2.3 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Acquisitions and Dispositions

On February 6, 2019, we acquired an additional outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $2.7 million. This phase is leased by a single tenant.

On March 14, 2019, we acquired the office and retail portions of the One City Center project in Durham, North Carolina, in exchange for a redemption of our 37% equity ownership in the joint venture with Austin Lawrence Partners, which totaled $23.0 million as of the acquisition date, and a cash payment of $23.2 million.

On April 24, 2019, we purchased a 79% controlling interest in the partnership that owns 1405 Point, a 17-story luxury high-rise apartment building located in the emerging Harbor Point area of the Baltimore waterfront in exchange for extinguishing our $31.3 million note receivable on the project, making a cash payment of $0.3 million, and assuming a loan payable of $64.9 million.

On May 23, 2019, we acquired Red Mill Commons and Marketplace at Hilltop from Venture Realty Group for consideration comprised of 4.1 million OP Units, the assumption of $35.7 million of mortgage debt, and $4.5 million in cash. The negotiated price was $105.0 million, which contemplated the price of our common stock of $15.55 per share when the purchase and sale agreement was executed. In connection with the acquisition, we and the Operating Partnership entered into a tax protection agreement with the contributors pursuant to which we and the Operating Partnership agreed, subject to certain exceptions, to indemnify the contributors for up to 10 years against certain tax liabilities incurred by them, if such liabilities result from a transaction involving a direct or indirect taxable disposition of either or both of these properties or if the Operating Partnership fails to maintain and allocate to the contributors for taxation purposes minimum levels of Operating Partnership liabilities.

On June 26, 2019, we acquired Thames Street Wharf, a Class A office building located in the Harbor Point development of Baltimore, Maryland for $101.0 million in cash.

On October 25, 2019, we purchased land in Roswell, Georgia for a purchase price of $5.0 million. We plan to use the land to develop a mixed-use property.

Subsequent to December 31, 2019

On January 10, 2020, we purchased land in Charlotte, North Carolina for a purchase price of $6.3 million for the development of a mixed-use property.

Tax Status

We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. Our continued qualification as a REIT will depend upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the "Code"), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels, and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operation will enable us to maintain the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. In addition, we have elected to treat AHP Holding, Inc., which, through its wholly-owned subsidiaries, operate our construction, development, and third-party asset management businesses, as a taxable REIT subsidiary ("TRS").

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

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption, and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy in addition to other coverage that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage, and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, such as those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all but two of the properties in our portfolio as of December 31, 2019 were located in Maryland, Virginia, North Carolina, South Carolina, and Georgia, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism, or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

Regulation

General

Our properties are subject to various covenants, laws, ordinances, and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of the properties in our portfolio has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"), to the extent that such properties are "public accommodations" as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and we are aware that some particular properties may currently be in non-compliance with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance, the imposition of fines, an award of damages to private litigants, and a limitation on our ability to refinance outstanding indebtedness. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Employees

As of December 31, 2019, we had 169 employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Corporate Information

Our principal executive office is located at 222 Central Park Avenue, Suite 2100, Virginia Beach, Virginia 23462 in the Armada Hoffler Tower at the Town Center of Virginia Beach. In addition, we have construction offices located at 222 Central Park Avenue, Suite 1000, Virginia Beach, Virginia 23462 and 1300 Thames Street, Suite 30, Baltimore, Maryland 21231. The telephone number for our principal executive office is (757) 366-4000. We maintain a website located at ArmadaHoffler.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website or by contacting our Corporate Secretary at the address set forth above under "—Corporate Information."

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investor Relations section of our website. Any amendment to or waiver of our Code of Business Conduct and Ethics will be disclosed in the Corporate Governance section of the Investor Relations section of our website within four business days of the amendment or waiver.

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included with this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flow, the market price of shares of our common stock, and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled "Special Note Regarding Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K.

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

Our business and growth strategy involves the development and selective acquisition of office, retail, and multifamily properties. We may expend significant management time and other resources, including out-of-pocket costs, in pursuing these investment opportunities. Our ability to complete development projects or acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

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

Our success in designing, constructing, and developing projects for our own account depends, in part, upon the continued availability of suitable undeveloped land at acceptable prices. The availability of undeveloped land for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and governmental regulations that restrict the potential uses of land. If the availability of suitable land opportunities decreases, the number of development projects we may be able to undertake could be reduced. In addition, our ability to make land purchases will depend upon our having sufficient liquidity or access to external sources of capital to fund such purchases. Thus, the lack of availability of suitable land opportunities and insufficient liquidity to fund the purchases of any such available land opportunities could have a material adverse effect on our results of operations and growth prospects.

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

•
the inability to obtain or delays in obtaining necessary governmental or quasi-governmental permits and authorizations could result in increased costs or abandonment of the project if necessary permits or authorizations are not obtained;

•	delayed construction may give tenants the right to terminate pre-development leases, which may adversely impact the financial viability of the project;

•	occupancy rates, rents and concessions of a completed project may fluctuate depending on a number of factors and may not be sufficient to make the project profitable; and

•	the availability and pricing of financing to fund our development activities on favorable terms or at all may result in delays or even abandonment of certain development activities.

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

The majority of the properties in our portfolio are located in Virginia, Maryland, and North Carolina, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2019, our properties in the Virginia, Maryland and North Carolina markets represented approximately 56%, 18%, and 18%, respectively, of the total annualized base rent of the properties in our portfolio. Furthermore, many of our properties are located in the Town Center of Virginia Beach, and rental revenues from our Town Center properties represented 31% of our total rental revenues for the year ended December 31, 2019. As a result of this geographic concentration, we are particularly susceptible to adverse economic, regulatory or other conditions in the Virginia, Maryland and North Carolina markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia, Maryland, and North Carolina in which many of the properties in our portfolio are located contain high concentrations of military personnel and operations, and a reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a downturn in the economy in Virginia, Maryland or North Carolina, our operations, revenue, and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially and adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail, or multifamily properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for office, retail or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

As of December 31, 2019, we had total debt of approximately $950.5 million, including amounts drawn under our credit facility, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. Excluding unamortized fair value adjustments and debt issuance costs, the aggregate outstanding principal balance of our debt was $960.8 million as of December 31, 2019. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

If any one of these events were to occur, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We may be unable to renew leases, lease vacant space, or re-lease space on favorable terms or at all as leases expire, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

As of December 31, 2019, approximately 3.4% of the square footage of the properties in our office and retail portfolios was available. Additionally, 2.2% and 3.8% of the annualized base rent in our office portfolio was scheduled to expire in 2020 and 2021, respectively, and 5.3% and 10.1% of the annualized base rent in our retail portfolio was scheduled to expire in 2020 and 2021, respectively. We cannot assure you that new leases will be entered into, that leases will be renewed, or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, fears of a recession, personal debt levels, the housing market, stock market volatility, and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected.

The short-term leases in our multifamily portfolio expose us to the effects of declining market rents, which could adversely affect our results of operations, cash flow and cash available for distribution.

Substantially all of the leases in our multifamily portfolio are for terms of 12 months or less. As a result, even if we are able to renew or re-lease apartment and student housing units as leases expire, our rental revenues will be impacted by declines in market rents more quickly than if all of our leases had longer terms, which could adversely affect our results of operations, cash flow, and cash available for distribution.

Competition for property acquisitions and development opportunities may reduce the number of opportunities available to us and increase our costs, which could have a material adverse effect on our growth prospects.

The current market for property acquisitions and development opportunities continues to be extremely competitive. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the purchase prices for such properties in the event we are able to acquire or develop such properties. We face significant competition for attractive investment opportunities from an indeterminate number of investors, including publicly traded and privately held REITs, private equity investors, and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to make investments in properties than we do, and the ability to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition will increase if investments in real estate become more attractive relative to other forms of investment. If the level of competition for investment opportunities is significant in our target markets, it could have a material adverse effect on our growth prospects.

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

We have originated, and in the future expect to originate or acquire, mezzanine or similar loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. As of December 31, 2019, we had approximately $153.0 million in outstanding mezzanine loans or similar investments. These types of loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, with little or no equity invested by the borrower, increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. As a result, we may not recover some or all of our initial investment. Additionally, in conjunction with certain mezzanine loans, we issue partial payment guarantees to the senior lender for the property, which may require us to make payments to the senior lender in the event of a default on the senior note. Finally, in connection with our loan investments, we may have options to purchase all or a portion of the underlying property upon maturity of the loan; however, if a developer’s costs for a project are higher than anticipated, exercising such options may not be attractive or economically feasible, or we may not have sufficient funds to exercise such options even if we desire to do so. Significant losses related to mezzanine or similar loan investments could have a material adverse effect on our financial condition and results of operations.

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

Our results of operations depend, in large part, on our level of revenues, operating costs, and expenses. The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the property. As a result, if revenues decline, we may not be able to reduce our expenses to keep pace with the corresponding reductions in revenues. Many of the costs associated with real estate investments, such as real estate taxes, insurance, loan payments, and maintenance generally will not be reduced if a property is not fully occupied or other circumstances cause our revenues to decrease, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Adverse conditions in the general retail environment could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Approximately 47.3% of our total annualized base rent as of December 31, 2019 is from retail properties. As a result, we are subject to factors that affect the retail sector generally as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional, and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital and web services technologies, may increase competition for certain of our retail tenants.

Any of the foregoing factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, including the anchor stores or major tenants in our retail shopping center properties, the loss of which could result in a material impact on our retail tenants. In turn, these conditions could negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Increases in interest rates, or failure to hedge effectively against interest rate changes, will increase our interest expense and may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

Subject to maintaining our qualification as a REIT, we expect to continue to enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our existing hedging transactions have included, and future hedging transactions may include, entering into interest rate cap agreements or interest rate swap agreements, which involve risk. Our failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

The phase-out of LIBOR and transition to SOFR as a benchmark interest rate could have adverse effects.

The interest rate on our variable rate debt is based on LIBOR (the London Inter-Bank Offered Rate). In 2018, the Alternative Reference Rate Committee identified the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. By the end of 2021, it is expected that no new contracts will reference LIBOR and will instead use SOFR. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition and, therefore, it could adversely affect our operations and cash flows.

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

We use computers and computer networks in most aspects of our business operations. We also use mobile devices to communicate with our employees, suppliers, business partners, and tenants. These devices are used to transmit sensitive and confidential information including financial and strategic information about us, employees, business partners, tenants, and other individuals and organizations. Additionally, we utilize third-party service providers that host personally identifiable information and other confidential information of our employees, business partners, tenants, and others. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. We have in the past experienced cyberattacks on our computers and computer networks, and, while none to date have been material, we expect that additional cyberattacks will occur in the future. The theft, destruction, loss, or release of sensitive and confidential information or operational downtime of the systems used to store and transmit our or our tenants’ confidential business information could result in disruptions to our business, negative publicity, brand damage, violation of privacy laws, financial liability, difficulty attracting and retaining tenants, loss of business partners, and loss of business opportunities, any of which may materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Any material weakness in our internal control over financial reporting could have an adverse effect on the trading price of our common stock.

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

We have acquired, and in the future may acquire, properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties and requiring that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions also could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions. In addition, future issuances of OP Units would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. To the extent that our stockholders do not directly own OP Units, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies or could create a negative perception of our company in the capital markets.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, development, and construction activity. Individuals currently considered key personnel each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants, and industry personnel, and we have not currently entered into employment agreements with any of these individuals. If we lose their services, our relationships with such industry personnel could diminish.

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

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties, including as a result of hurricanes or other disasters.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. For example, all but two of the properties in our portfolio as of December 31, 2019 are located in Maryland, Virginia, North Carolina, South Carolina, and Georgia, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. Further, reconstruction or improvement of properties would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition, and disputes between us and our co-venturers.

In the past, we have, and in the future, we expect to, co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture, or other entity. In particular, in connection with the formation transactions related to our initial public offering, we provided certain of the prior investors with the right to co-develop certain projects with us in the future and the right to acquire a minority equity interest in certain properties that we may develop in the future, in each case under certain circumstances and subject to certain conditions set forth in the applicable agreement. Furthermore, as of December 31, 2019, we were the 90% joint venture partner in our Summit Place development project. In the event that we co-develop a property together with a third party, we would be required to share a portion of the development fee. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture, or other entity.

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

Expectations of our company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. In addition, the criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria.  Alternatively, if we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals.  If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

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

Our third-party construction activities have been, and are expected to continue to be, primarily focused in the Mid-Atlantic region, although we have also historically undertaken construction projects in various states in the Southeast, Northeast, and Midwest regions of the U.S. As a result of our concentration of construction projects in the Mid-Atlantic region of the U.S., we are particularly susceptible to adverse economic or other conditions in markets in this region (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, labor disruptions, and the costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in this region. We cannot assure you that our target markets will support construction and development projects of the type in which we typically engage. While we have the ability to provide a wide range of development and construction services, any adverse economic or real estate developments in the Mid-Atlantic region could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

For serving as general contractor, our construction business earns profit equal to the difference between the total construction fees that we charge and the costs that we incur to build a property. If the decision is made by a third-party client to abandon a construction project for any reason, our anticipated fee revenue from such project could be significantly lower than we expect. In addition, we defer pre-contract costs when such costs are directly associated with specific anticipated construction contracts and their recovery is deemed probable. In the event that we determine that the execution of a construction contract is no longer probable, we would be required to expense those pre-contract costs in the period in which such determination is made, which could materially and adversely affect our results of operations in such period. Our ability to complete the projects in our construction pipeline on time and on budget could be materially and adversely affected as a result of the following factors, among others:

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

Because our construction business provides general contracting services, we rely on third-party subcontractors and equipment and material providers. For example, we procure equipment and construction materials as needed when engaged in large construction projects. To the extent that we cannot engage subcontractors or acquire equipment and materials at reasonable costs or if the amount we are required to pay for subcontractors or equipment exceeds our estimates, our ability to complete a construction project in a timely fashion or at a profit may be impaired. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment, or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment, or materials from another source at a higher price. Additionally, while our construction contracts generally provide that our obligation to pay subcontractors is expressly made subject to the condition precedent that we shall have first received payment, we cannot assure you that these so called "pay-if-paid" or "pay-when-paid" provisions will be recognized in all jurisdictions in which we do business, or that a subcontractor or payment bond surety may not otherwise be entitled to payment or to record a lien on the affected property. In such event, we may be required to pay a payment bond surety or the subcontractors we engage even though we have yet to receive our fees as general contractor. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment, or materials are needed, which may materially and adversely affect our financial condition, results of operations, and cash flow.

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

Construction and maintenance sites often put our employees, employees of subcontractors, our tenants, and members of the public in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On many sites, we are responsible for safety and, accordingly, must implement appropriate safety procedures. If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, fines, or expose our tenants and members of the public to potential injury, thereby creating exposure to litigation. As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects, clients, and tenants, which may materially and adversely affect our financial condition, results of operations, cash flow, and reputation.

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

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt, and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under "—Risks Related to Our Business," as well as the following:

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

•	increased operating costs, including insurance premiums, utilities, real estate taxes, and state and local taxes;

•	increased property taxes due to property tax changes or reassessments;

•	a favorable interest rate environment that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;

•	rent control or stabilization laws or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;

•	civil unrest, acts of war, terrorist attacks, and natural disasters, including hurricanes, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate;

•	changing submarket demographics; and

•	changing traffic patterns.

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

Under various federal, state, and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste, or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and personal or property damage or materially and adversely affect our ability to sell, lease, or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. See "Part I—Business—Regulation."

Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, some of the tenants of properties in our retail portfolio operate gas stations or other businesses that utilize storage tanks to store petroleum products, propane, or wastes typically associated with automobile service or other operations conducted at the properties, and spills or leaks of hazardous materials from those storage tanks could expose us to liability. See "Part I—Business—Regulation—Environmental Matters." In addition to the foregoing, while we obtained Phase I Environmental Site Assessments for each of the properties in our portfolio, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. For example, they do not generally include soil sampling, subsurface investigations or hazardous materials surveys. Furthermore, we do not have current Phase I Environmental Site Assessment reports for all of the properties in our portfolio and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. As a result, we could potentially incur material liability for these issues.

As the owner of the buildings on our properties, we could face liability for the presence of hazardous materials, such as asbestos or lead, or other adverse conditions, such as poor indoor air quality, in our buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if we do not comply with such laws, we could face fines for such noncompliance. Also, we could be liable to third parties, such as occupants of the buildings, for damages related to exposure to hazardous materials or adverse conditions in our buildings, and we could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in our buildings. In addition, some of our tenants may routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us. If we incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

We may be subject to unknown or contingent liabilities related to acquired properties and properties that we may acquire in the future, which could have a material adverse effect on us.

Properties that we have acquired and properties that we may acquire in the future may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of properties that we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible, or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially and adversely affect us.

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

In addition, federal and state laws and regulations, including laws such as the ADA and the Fair Housing Amendment Act of 1988 ("FHAA"), impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA, or any other regulatory requirements, we may incur additional costs to bring the property into compliance, incur governmental fines or the award of damages to private litigants, or be unable to refinance such properties. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Risks Related to Our Organizational Structure

Daniel Hoffler and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our Operating Partnership, including the approval of significant corporate transactions.

As of December 31, 2019, Daniel Hoffler, our Executive Chairman, owned approximately 6% and, collectively, Messrs. Hoffler, Haddad, and Kirk owned approximately 11% of the combined outstanding shares of our common stock and OP Units of our Operating Partnership (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations, and mergers.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, and our Operating Partnership or any partner thereof. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Virginia law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our fiduciary duties and obligations as the general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to our company. Messrs. Hoffler, Haddad, and Kirk own a significant interest in our Operating Partnership as limited partners and may have conflicts of interest in making decisions that affect both our stockholders and the limited partners of our Operating Partnership.

Under Virginia law, a general partner of a Virginia limited partnership has fiduciary duties of loyalty and care to the partnership and its partners and must discharge its duties and exercise its rights as general partner under the partnership agreement or Virginia law consistently with the obligation of good faith and fair dealing. The partnership agreement provides that, in the event of a conflict between the interests of our Operating Partnership or any partner, and the separate interests of our company or our stockholders, we, in our capacity as the general partner of our Operating Partnership, are under no obligation not to give priority to the separate interests of our company or our stockholders, and that any action or failure to act on our part or on the part of our directors that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contractual rights of the limited partners of the Operating Partnership under its partnership agreement does not violate the duty of loyalty that we, in our capacity as the general partner of our Operating Partnership, owe to the Operating Partnership and its partners.

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

Certain provisions of the Maryland General Corporation Law (the "MGCL") may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock at any time within the two-year period immediately prior to the date in question) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose certain fair price and supermajority stockholder voting requirements on these combinations; and

•
"control share" provisions that provide that holders of "control shares" of our company (defined as shares of stock that, when aggregated with other shares of stock controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

The limited partners in our Operating Partnership (other than us) owned approximately 27.4% of the outstanding OP Units of our Operating Partnership as of December 31, 2019.

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

We are a holding company and conduct substantially all of our operations through our Operating Partnership. We do not have, apart from an interest in our Operating Partnership, any independent operations. As a result, we rely on cash distributions from our Operating Partnership to pay any dividends we might declare on shares of our common stock and preferred stock. We also rely on distributions from our Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, your claims as a stockholder will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation, or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our Operating Partnership may issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and could have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

As of December 31, 2019, we owned 72.6% of the outstanding OP Units in our Operating Partnership. We regularly have issued OP Units to third parties as consideration for acquisitions, and we may continue to do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to our stockholders.

We have elected to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the "IRS") that we qualify as a REIT. Therefore, we cannot be assured that we will qualify as a REIT, or that we will remain qualified as such in the future. If we fail to qualify as a REIT or otherwise lose our REIT status in any taxable year, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital or preferred stock. Our board of directors may not grant an exemption from this restriction to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. This restriction, as well as other restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. However, for taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

The legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. The full impact of the act on us and our shareholders is uncertain and may not become evident for some period of time. For example, the act contained provisions that may reduce the relative competitive advantage of operating as a REIT, including the lowering of income tax rates on individuals and corporations, which eases the burden of double taxation on corporate dividends and potentially causes the single level of taxation on REIT distributions to become relatively less attractive. The act also contains provisions allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs, and provisions extending the depreciable lives of certain real estate assets and further limiting the deductibility of interest expense, which could negatively impact the real estate market. In addition, although the Tax Act was recently passed, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

Risks Related to Our Capital Stock

We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock and Series A Preferred Stock.

We intend to continue to pay regular quarterly distributions to our stockholders. All distributions will be made at the discretion of our board of directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations, applicable law, and such other matters as our board of directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than our current estimate, or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock and Series A Preferred Stock.

Our ability to make distributions may also be limited by our credit facility. Under the terms of the credit facility, our ability to make distributions during any twelve-month period is limited to the greater of (1) 95% of our adjusted funds from operations (as defined in the credit agreement) or (2) the aggregate amount of Restricted Payments (as defined in the credit agreement) required for us to (a) maintain our REIT status and (b) avoid the payment of federal or state income or excise tax. In addition, if a default or events of default exist or would result from a distribution, we are precluded from making certain distributions other than those required to allow us to maintain our status as a REIT.

As a result of the foregoing, we may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common stock and Series A Preferred Stock.

The market price and trading volume of our common stock and Series A Preferred Stock may be volatile and could decline substantially in the future.

The market price of our common stock and Series A Preferred Stock may be volatile in the future. In addition, the trading volume in our common stock and Series A Preferred Stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock and Series A Preferred Stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects in 2020 compared to 2019. In particular, the market price of our common stock and Series A Preferred Stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our FFO, Normalized FFO, or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	changes in the federal government;

•	our underlying asset value;

•	investor confidence in the stock and bond markets generally;

•	further changes in tax laws;

•	future equity issuances;

•	failure to meet earnings estimates;

•	failure to meet and maintain REIT qualifications;

•	changes in our credit ratings;

•	general market and economic conditions;

•	our issuance of debt securities or additional preferred equity securities; and

•	our financial condition, results of operations, and prospects.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material and adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, ability to service our debt obligations, and the per share trading price of our common stock and Series A Preferred Stock.

Increases in market interest rates may have an adverse effect on the trading prices of our common stock and Series A Preferred Stock as prospective purchasers of our common stock and Series A Preferred Stock may expect a higher dividend yield and as an increased cost of borrowing may decrease our funds available for distribution.

One of the factors that will influence the trading prices of our common stock and Series A Preferred Stock will be the dividend yield on the stock (as a percentage of the price of our common stock or Series A Preferred Stock, as applicable) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock or Series A Preferred Stock to expect a higher dividend yield (with a resulting decline in the trading prices of our common stock or Series A Preferred Stock, as applicable) and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock or Series A Preferred Stock to decrease.

Our Series A Preferred Stock is subordinate to our existing and future debt, and the interests of holders of our Series A Preferred Stock could be diluted by the issuance of additional shares of preferred stock and by other transactions.

Our Series A Preferred Stock ranks junior to all of our existing and future indebtedness, any classes and series of our capital stock expressly designated as ranking senior to our Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up, and other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation, or similar proceedings. Subject to limitations prescribed by Maryland law and our charter, our Board of Directors is authorized to issue, from our authorized but unissued shares of capital stock, preferred stock in such classes or series as our Board of Directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series A Preferred Stock or additional shares of capital stock ranking on parity with our Series A Preferred Stock would dilute the interests of the holders of our Series A Preferred Stock, and the issuance of shares of any class or series of our capital stock expressly designated as ranking senior to our Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up, or the incurrence of additional indebtedness could adversely affect our ability to pay dividends on, redeem, or pay the liquidation preference on our Series A Preferred Stock. Other than the conversion right afforded to holders of our Series A Preferred Stock that may become exercisable in connection with a change of control (as defined in the articles supplementary designating the terms of our Series A Preferred Stock), none of the provisions relating to our Series A Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of our Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease, or conveyance of all or substantially all our assets, that might adversely affect the holders of our Series A Preferred Stock, so long as the rights of the holders of our Series A Preferred Stock are not materially and adversely affected.

Holders of our Series A Preferred Stock have extremely limited voting rights.

Our common stock is the only class of our securities that carry full voting rights. Voting rights for holders of our Series A Preferred Stock exist primarily with respect to the ability to elect, together with holders of our capital stock ranking on parity with our Series A Preferred Stock and having similar voting rights, two additional directors to our Board of Directors in the event that six quarterly dividends (whether or not consecutive) payable on our Series A Preferred Stock are in arrears, and with respect to voting on amendments to our charter or articles supplementary relating to our Series A Preferred Stock that materially and adversely affect the rights of the holders of our Series A Preferred Stock or create additional classes or series of our capital stock expressly designated as ranking senior to our Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution, or winding up. Other than as described above and as set forth in more detail in the articles supplementary designating the terms of our Series A Preferred Stock, holders of our Series A Preferred Stock will not have any voting rights.

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

The information set forth under the captions "Our Properties" and "Development Pipeline" in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

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

Market Information

Our common stock trades on the New York Stock Exchange under the symbol "AHH."

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period December 31, 2014 through December 31, 2019, as well as the corresponding returns on an overall stock market index (Russell 2000) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on December 31, 2014. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Armada Hoffler Properties, Inc.	100.00	117.91	173.27	194.97	186.74	256.04
MSCI US REIT	100.00	102.52	111.34	116.98	111.64	140.48
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49

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

Stockholder Information

As of February 20, 2020, there were approximately 114 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 20, 2020, there were 104 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of OP Units in the Operating Partnership may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock at the time of redemption or, at the Company’s option and sole discretion, for shares of common stock on a one-for-one basis. During the three months ended December 31, 2019, the Company elected to satisfy certain redemption requests by issuing a total of 4,896 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following selected historical consolidated and combined financial information should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated and combined financial statements as of December 31, 2019 and 2018 and for the three years ended December 31, 2019 and the related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 has been derived from our audited historical financial statements.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except per share data)
Operating Data:
Rental revenues	$151,339	$116,958	$108,737	$99,355	$81,172
General contracting and real estate services revenues	105,859	76,359	194,034	159,030	171,268
Rental expenses	34,332	27,222	25,422	21,904	19,204
Real estate taxes	14,961	11,383	10,528	9,629	7,782
General contracting and real estate services expenses	101,538	73,628	186,590	153,375	165,344
Depreciation and amortization	54,564	39,913	37,321	35,328	23,153
Interest expense on indebtedness	(30,776)	(19,087)	(17,439)	(16,466)	(13,333)
Gain on real estate dispositions	4,699	4,254	8,087	30,533	18,394
Net income	32,258	23,492	29,925	42,755	31,183
Net income attributable to common stockholders	21,598	17,203	21,047	28,074	19,642
Net income attributable to common stockholders per share (basic and diluted)	$0.41	$0.36	$0.50	$0.85	$0.75
Cash dividends declared per common share	$0.84	$0.80	$0.76	$0.72	$0.68
Balance Sheet Data:
Real estate investments, at cost	$1,606,324	$1,176,586	$994,437	$908,287	$633,591
Accumulated depreciation	(224,738)	(188,775)	(164,521)	(139,553)	(125,380)
Net real estate investments	1,381,586	987,811	829,916	768,734	508,211
Real estate investments held for sale	1,460	929	—	—	40,232
Cash and cash equivalents	39,232	21,254	19,959	21,942	26,989
Notes receivable	159,371	138,683	83,058	59,546	7,825
Construction assets	36,610	17,512	24,178	39,543	36,623
Total assets	1,804,897	1,265,382	1,043,123	982,468	689,547
Indebtedness, net	950,537	694,239	517,272	522,180	377,593
Construction liabilities	58,688	53,833	51,036	61,297	54,291
Total liabilities	1,149,450	809,492	622,840	633,490	463,827
Total equity	655,447	455,890	420,283	348,978	225,720
Other Data:
FFO attributable to common stockholders and OP Unit holders (1)	$79,986	$64,339	$59,651	$47,980	$35,942
Normalized FFO attributable to common stockholders and OP Unit holders (1)	85,088	66,458	59,332	50,921	38,659
Cash provided by operating activities	67,729	56,087	51,236	56,985	33,266
Cash used for investing activities	(295,063)	(240,563)	(95,355)	(223,031)	(57,961)
Cash provided by financing activities	246,862	185,611	41,842	161,426	24,401
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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
Net income attributable to common stockholders and OP Unit holders	$29,590	$23,492	$29,925	$42,755	$31,183
Depreciation and amortization (1)	53,616	40,178	37,321	35,328	23,153
Gain on operating real estate dispositions (2)	(3,220)	(833)	(7,595)	(30,103)	(18,394)
Impairment of real estate assets	—	1,502	—	—	—
FFO attributable to common stockholders and OP Unit holders	79,986	64,339	59,651	47,980	35,942
Acquisition, development and other pursuit costs	844	352	648	1,563	1,935
Impairment of intangible assets and liabilities	252	117	110	355	41
Loss on extinguishment of debt	30	11	50	82	512
Amortization of right-of-use assets - finance leases	377	—	—	—	—
Change in fair value of interest rate derivatives	3,599	951	(1,127)	941	229
Severance related costs	—	688	—	—	—
Normalized FFO attributable to common stockholders and OP Unit holders	$85,088	$66,458	$59,332	$50,921	$38,659
________________________________________

(1) The adjustment for depreciation and amortization for the years ended December 31, 2019 and 2018 includes $0.2 million and $0.3 million, respectively, of depreciation attributable to the Company's investment in One City Center, which was an unconsolidated real estate investment until March 14, 2019. Additionally, the adjustment for depreciation and amortization for the year ended December 31, 2019 excludes $1.2 million of depreciation attributable to the Company's joint venture partners.

(2) The adjustment for gain on operating real estate dispositions for the year ended December 31, 2019 excludes the portion of the gain on Lightfoot Marketplace that was allocated to our joint venture partner and excludes the gain on sale of a non-operating land parcel. The adjustment for gain on operating real estate dispositions for the year ended December 31, 2018 excludes the gain on the River City industrial facility because this property was sold before being placed into service. The adjustment for gain on operating real estate dispositions for the year ended December 31, 2017 excludes the gain on the land outparcel at Sandbridge Commons because this was a non-operating parcel. Additionally, the adjustment for gain on real estate dispositions for the year ended December 31, 2016 excludes the gain on the Newport News Economic Authority building because this property was sold before being placed in service.

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets throughout the Mid-Atlantic and Southeastern United States. As of December 31, 2019, our stabilized operating property portfolio was comprised of 42 retail properties, 7 office properties, and 8 multifamily properties. In addition to our operating property portfolio, we had one office property, two multifamily properties, and one retail property in various stages of development, redevelopment, or stabilization as of December 31, 2019. We also provide general contracting services to third parties and invest in development projects through mezzanine lending arrangements.

 Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner of our Operating Partnership and, as of December 31, 2019, we owned, through a combination of direct and indirect interests, 72.6% of the outstanding OP units in our Operating Partnership.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013.

Our principal executive office is located at 222 Central Park Avenue, Suite 2100, Virginia Beach, Virginia 23462 in the Armada Hoffler Tower at the Virginia Beach Town Center. In addition, we have construction offices located at 222 Central Park Avenue, Suite 1000, Virginia Beach, Virginia 23462 and 1300 Thames Street, Suite 30, Baltimore, Maryland 21231. The telephone number for our principal executive office is (757) 366-4000. We maintain a website at ArmadaHoffler.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The Company's accounting policies are more fully described in Note 2 of our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon current available information. Actual results could differ from these estimates.

We believe the following accounting policies and estimates are the most critical to understanding our reported financial results as their effect on our financial condition and results of operations is material.

Rental Revenues

We lease our properties under operating leases and recognize base rents on a straight-line basis over the lease term. We also recognize revenue from tenant recoveries, through which tenants reimburse us for expenses paid by us such as utilities, janitorial, repairs and maintenance, security and alarm, parking lot and grounds, general and administrative, management fees, insurance, and real estate taxes on an accrual basis. Our rental revenues are reduced by the amount of any leasing incentives on a straight-line basis over the term of the applicable lease. We include a renewal period in the lease term only if it appears at lease inception that the renewal is reasonably certain. We begin recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease.

Rental revenue is recognized subject to management’s evaluation of tenant credit risk. The extended collection period for accrued straight-line rental revenue along with our evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of substantially all such revenue for a tenant is probable.

General Contracting and Real Estate Services Revenues

We recognize general contracting revenues as a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For each construction contract, we identify the performance obligations, which typically include the delivery of a single building constructed according to the specifications of the contract. We estimate the total transaction price, which generally includes a fixed contract price and may also include variable components such as early completion bonuses, liquidated damages, or cost savings to be shared with the customer. Variable components of the contract price are included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur. We recognize the estimated transaction price as revenue as we satisfy our performance obligations; we estimate our progress in satisfying performance obligations for each contract using the input method, based on the proportion of incurred costs relative to total estimated construction costs at completion. Construction contract costs include all direct material, direct labor, subcontract costs, and overhead costs directly related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, are all significant judgments that may result in revisions to costs and income and are recognized in the period in which they are determined. Additionally, the estimated costs at completion are affected by management’s forecasts of anticipated costs to be incurred and contingency reserves for exposures related to unknown costs, such as design deficiencies and subcontractor defaults. The estimated variable consideration is also affected by claims and unapproved change orders, which may result from changes in the scope of the contract. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined.

We recognize real estate services revenues from property development and management as we satisfy our performance obligations under these service arrangements.

We assess whether multiple contracts with a single counterparty may be combined into a single contract for the revenue recognition purposes based on factors such as the timing of the negotiation and execution of the contracts and whether the economic substance of the contracts was contemplated separately or in tandem.

Operating Property Acquisitions

Acquisitions of operating properties have been and will generally be accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions, and other related costs being capitalized as part of the cost of the assets acquired. In connection with operating property acquisitions, we identify and recognize all assets acquired and liabilities assumed at their relative fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements, and buildings and improvements, are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangible assets are presented as a separate component of assets on the consolidated balance sheets. Acquired lease intangible liabilities are presented within other liabilities in the consolidated balance sheets. We amortize in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. We amortize above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize below-market ground lease assets as increases to rental expenses on a straight-line basis over the remaining term of the related leases. We capitalize the costs related to operating property acquisitions that do not meet the definition of a business.

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

Allowance for Loan Losses

We evaluate the collectability of both the interest on and principal of each of our notes receivable based primarily upon the value of the underlying development project. We consider factors such as the progress of development activities, including leasing activities, projected development costs, current and projected loan balances, and the estimated realizable value of the loan. The calculation of the estimated realizable value includes an estimation of the projected sales proceeds from the sale of the underlying development property, which is largely dependent on the estimated fair value of the underlying development property and is highly sensitive to significant assumptions based on management’s expectations about future real estate market or economic conditions and the projected operating results of the property. A loan is determined to be impaired when, based upon then-current information, it is no longer probable that we will be able to collect all contractual amounts then due from the borrower. The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Segment Results of Operations

As of December 31, 2019, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services that are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

We define same store properties as those that we owned and operated and that were stabilized for the entirety of both periods compared. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete, the asset is placed back into service, and the stabilization criteria above are again met. A property may also be fully or partially taken out of service as a result of a partial disposition, depending on the significance of the portion of the property disposed. Finally, any property classified as held for sale is taken out of service for the purpose of computing same store operating results.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form

10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Office Segment Data

Office rental revenues, property expenses, and NOI for the years ended December 31, 2019, 2018 and 2017 were as follows ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Rental revenues	$33,269	$20,701	$19,207
Property expenses	12,193	7,892	7,342
NOI	$21,076	$12,809	$11,865
Square feet (1)	1,307,255	796,509	799,855
Occupancy (1)	96.6%	93.3%	89.9%
________________________________________

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2019 increased $12.6 million compared to the year ended December 31, 2018. NOI for the year ended December 31, 2019 increased $8.3 million compared to the year ended December 31, 2018. The increase in rental revenues and NOI resulted from the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019, as well as increased occupancy across the rest of the office portfolio.

Office Same Store Results

Office same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2019 and 2018 and December 31, 2018 and 2017 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2019 (1)	2018 (1)	Change	2018 (2)	2017 (2)	Change
Rental revenues	$21,239	$20,701	$538	$14,125	$13,615	$510
Property expenses	7,735	7,507	228	5,496	5,196	300
Same Store NOI	$13,504	$13,194	$310	$8,629	$8,419	$210
Non-Same Store NOI	7,572	(385)	7,957	4,180	3,446	734
Segment NOI	$21,076	$12,809	$8,267	$12,809	$11,865	$944
________________________________________

(1)	Same store excludes One City Center, Brooks Crossing Office, and Thames Street Wharf.

(2)	Same store excludes 4525 Main Street, the Commonwealth of Virginia-Chesapeake, and Commonwealth of Virginia-Virginia Beach office buildings.

Same store rental revenues and NOI for the year ended December 31, 2019 increased compared to the year ended December 31, 2018 due to higher occupancy across the same store office portfolio.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the years ended December 31, 2019, 2018 and 2017 were as follows ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Rental revenues	$77,593	$67,959	$63,109
Property expenses	19,572	17,704	16,409
NOI	$58,021	$50,255	$46,700
Square feet (1)	4,208,946	3,702,733	3,498,480
Occupancy (1)	96.9%	96.2%	96.5%
________________________________________

(1)	Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2019 increased $9.6 million compared to the year ended December 31, 2018. NOI for the year ended December 31, 2019 increased $7.8 million compared to the year ended December 31, 2018. The increases in rental revenues and NOI resulted primarily from the three property acquisitions completed during 2018, the commencement of operations at Premier Retail during the third quarter of 2018, the acquisition of the additional outparcel phase of Wendover Village in February 2019, the commencement of operations at Market at Mill Creek in April 2019, and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposal of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center in December 2018 as well as the disposition of Waynesboro Commons in April 2019 and Lightfoot Marketplace in August 2019.

Retail Same Store Results

Retail same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2019 and 2018 and December 31, 2018 and 2017 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2019 (1)	2018 (1)	Change	2018 (2)	2017 (2)	Change
Rental revenues	$57,651	$56,435	$1,216	$56,693	$56,348	$345
Property expenses	13,247	13,077	170	13,156	12,844	312
Same Store NOI	$44,404	$43,358	$1,046	$43,537	$43,504	$33
Non-Same Store NOI	13,617	6,897	6,720	6,718	3,196	3,522
Segment NOI	$58,021	$50,255	$7,766	$50,255	$46,700	$3,555
________________________________________

(1)
Same store excludes Broad Creek Shopping Center, Brooks Crossing Retail, Premier Retail, Lexington Square, Columbus Village (due to redevelopment), the additional outparcel phase of Wendover Village (acquired in February 2019), Market at Mill Creek, Red Mill Commons and Marketplace at Hilltop (acquired in May 2019), Parkway Centre and Indian Lakes Crossing (acquired in January 2018), Waynesboro Commons (disposed in April 2019), and Lightfoot Marketplace (disposed in August 2019).

(2)
Same store excludes Lightfoot Marketplace, Brooks Crossing Retail, the outparcel phase of Wendover Village, Indian Lakes Crossing, Parkway Centre, Lexington Square, Premier Retail, Broad Creek Shopping Center, and Waynesboro Commons.

Same store rental revenues and NOI for the year ended December 31, 2019 increased slightly compared to the year ended December 31, 2018. The increases in rental revenues resulted primarily from higher occupancy as well as higher recoveries from tenants for capital expenditures.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the years ended December 31, 2019, 2018 and 2017 were as follows ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Rental revenues	$40,477	$28,298	$26,421
Property expenses	17,528	13,009	12,199
NOI	$22,949	$15,289	$14,222
Apartment units/beds	2,580	1,586	1,266
Occupancy	95.6%	97.3%	92.9%

Rental revenues for the year ended December 31, 2019 increased $12.2 million compared to the year ended December 31, 2018. NOI increased $7.7 million compared to the year ended December 31, 2018. The increases in rental revenues and NOI resulted primarily from the commencement of operations at Greenside Apartments and Premier Apartments during the third quarter of 2018, the acquisition of 1405 Point in April 2019, the commencement of operations at Hoffler Place in August 2019, and increases in rental rates and occupancy across the rest of the multifamily portfolio, especially at Johns Hopkins Village and Smith’s Landing.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2019 and 2018 and December 31, 2018 and 2017 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2019 (1)	2018 (1)	Change	2018 (2)	2017 (2)	Change
Rental revenues	$21,849	$20,241	$1,608	$11,834	$11,473	$361
Property expenses	8,666	8,332	334	4,989	4,869	120
Same Store NOI	$13,183	$11,909	$1,274	$6,845	$6,604	$241
Non-Same Store NOI	9,766	3,380	6,386	8,444	7,618	826
Segment NOI	$22,949	$15,289	$7,660	$15,289	$14,222	$1,067
________________________________________

(1)
Same store excludes Greenside Apartments and Premier Apartments (placed in service in August 2018), 1405 Point (acquired in April 2019), Hoffler Place (placed in service in August 2019), and The Cosmopolitan (due to redevelopment).

(2)	Same store excludes Johns Hopkins Village, Greenside Apartments, Premier Apartments, and the Cosmopolitan.

Same store rental revenues and NOI for the year ended December 31, 2019 increased compared to the year ended December 31, 2018 primarily as a result of increases in rental rates and occupancy across the same store multifamily portfolio, especially at Johns Hopkins Village and Smith’s Landing.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the years ended December 31, 2019, 2018 and 2017 were as follows ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Segment revenues	$105,859	$76,359	$194,034
Gross profit	$4,321	$2,731	$7,444
Operating margin	4.1%	3.6%	3.8%
Construction backlog	$242,622	$165,863	$49,167

Segment revenues for the year ended December 31, 2019 increased $29.5 million compared to the year ended December 31, 2018. Gross profit for the year ended December 31, 2019 increased $1.6 million compared to the year ended December 31, 2018. The increase in segment revenues resulted primarily from the increase in revenues from Interlock Commercial and Solis Apartments at Interlock projects, which were executed at the end of 2018 and began construction in 2019.

The changes in construction backlog for each of the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning backlog	$165,863	$49,167	$217,718
New contracts/change orders	182,495	192,852	25,224
Work performed	(105,736)	(76,156)	(193,775)
Ending backlog	$242,622	$165,863	$49,167

During the year ended December 31, 2019, we executed new contracts for the Bellyard Hotel at Interlock, Boulder Lakeside Apartments and 27th Street Apartments & Garage projects, which added $28.0 million, $35.4 million, and $79.3 million, respectively, to the December 31, 2019 backlog.

During the year ended December 31, 2018, we executed new contracts for the Interlock Commercial and Solis Apartments at Interlock projects, which added $84.9 million and $62.3 million, respectively, to the December 31, 2018 backlog.

Consolidated Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,			2019	2018
	2019	2018	2017	Change	Change
	(in thousands)
Revenues
Rental revenues	$151,339	$116,958	$108,737	$34,381	$8,221
General contracting and real estate services revenues	105,859	76,359	194,034	29,500	(117,675)
Total revenues	257,198	193,317	302,771	63,881	(109,454)

Expenses
Rental expenses	34,332	27,222	25,422	7,110	1,800
Real estate taxes	14,961	11,383	10,528	3,578	855
General contracting and real estate services expenses	101,538	73,628	186,590	27,910	(112,962)
Depreciation and amortization	54,564	39,913	37,321	14,651	2,592
Amortization of right-of-use assets - finance leases	377	—	—	377	—
General and administrative expenses	12,392	11,431	10,435	961	996
Acquisition, development and other pursuit costs	844	352	648	492	(296)
Impairment charges	252	1,619	110	(1,367)	1,509
Total expenses	219,260	165,548	271,054	53,712	(105,506)
Gain on real estate dispositions	4,699	4,254	8,087	445	(3,833)
Operating income	42,637	32,023	39,804	10,614	(7,781)
Interest income	23,215	10,729	7,077	12,486	3,652
Interest expense on indebtedness	(30,776)	(19,087)	(17,439)	(11,689)	(1,648)
Interest expense on finance leases	(568)	—	—	(568)	—
Equity in income of unconsolidated real estate entities	273	372	—	(99)	372
Change in fair value of interest rate derivatives	(3,599)	(951)	1,127	(2,648)	(2,078)
Other income (expense), net	585	377	81	208	296
Income before taxes	31,767	23,463	30,650	8,304	(7,187)
Income tax benefit (provision)	491	29	(725)	462	754
Net income	32,258	23,492	29,925	8,766	(6,433)
Net income attributable to noncontrolling interests in investment entities	(213)	—	—	(213)	—
Preferred stock dividends	(2,455)	—	—	(2,455)	—
Net income attributable to common stockholders and OP Unit holders	$29,590	$23,492	$29,925	$6,098	$(6,433)

Rental Revenues. Rental revenues by segment for the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	Years Ended December 31,			2019	2018
	2019	2018	2017	Change	Change
Office	$33,269	$20,701	$19,207	$12,568	$1,494
Retail	77,593	67,959	63,109	9,634	4,850
Multifamily	40,477	28,298	26,421	12,179	1,877
	$151,339	$116,958	$108,737	$34,381	$8,221

Rental revenues increased $34.4 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in office rental revenues resulted primarily from the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019, as well as increased occupancy across the rest of the office portfolio. The increase in retail rental revenues resulted primarily from the acquisition of six additional properties during 2018 and 2019, as well as the commencement of operations at Premier Retail during the third quarter of 2018 and Market at Mill Creek in April 2019. These increases in retail rental revenues were partially offset by the disposition of two properties and a portion of a third property. The increase in multifamily rental revenues resulted primarily from the commencement of operations at Greenside Apartments and Premier Apartments during the third quarter of 2018, the acquisition of 1405 Point in April 2019, the commencement of operations at Hoffler Place in August 2019, and increases in rental rates and occupancy across the rest of the multifamily portfolio.

General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues increased $29.5 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase resulted primarily from the increase in revenues from Interlock Commercial and Solis Apartments at Interlock projects that were executed at the end of 2018 and began construction in 2019.

Rental Expenses. Rental expenses by segment for each of the three years ended December 31, 2019 were as follows (in thousands):

	Years Ended December 31,			2019	2018
	2019	2018	2017	Change	Change
Office	$8,722	$5,858	$5,483	$2,864	$375
Retail	11,656	10,903	10,234	753	669
Multifamily	13,954	10,461	9,705	3,493	756
	$34,332	$27,222	$25,422	$7,110	$1,800

Rental expenses increased $7.1 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. Office rental expenses increased primarily as a result of the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019. The increase in retail rental expenses resulted primarily from the acquisition of six additional properties during 2018 and 2019, as well as the commencement of operations at Premier Retail during the third quarter of 2018 and Market at Mill Creek in April 2019. These increases in retail rental expenses were partially offset by the disposition of two properties and a portion of a third property. The increase in multifamily rental expenses resulted primarily from the commencement of operations at Greenside Apartments and Premier Apartments during the third quarter of 2018, the acquisition of 1405 Point in April 2019, and the commencement of operations at Hoffler Place in August 2019.

Real Estate Taxes. Real estate taxes by segment for the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	Years Ended December 31,			2019	2018
	2019	2018	2017	Change	Change
Office	3,471	2,034	1,859	$1,437	$175
Retail	7,916	6,801	6,175	1,115	626
Multifamily	3,574	2,548	2,494	1,026	54
	$14,961	$11,383	$10,528	$3,578	$855

Real estate taxes increased $3.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. Office real estate taxes increased primarily as a result of the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019. The increase in retail real estate taxes resulted primarily from the acquisition of six additional properties during 2018 and 2019, as well as the commencement of operations at Premier Retail during the third quarter of 2018 and Market at Mill Creek in April 2019. These increases in retail real estate taxes were partially offset by the disposition of two properties and a portion of a third property. The increase in multifamily real estate taxes resulted primarily from the commencement of operations at Greenside Apartments and Premier Apartments during the third quarter of 2018, the acquisition of 1405 Point in April 2019, and the commencement of operations at Hoffler Place in August 2019.

General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses for the year ended December 31, 2019 increased $27.9 million compared to the year ended December 31, 2018. The increase resulted primarily from the increase in expenses from Interlock Commercial and Solis Apartments at Interlock projects, which were executed at the end of 2018 and began construction in 2019.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2019 increased $14.7 million compared to the year ended December 31, 2018. The increase was attributable to property acquisitions, new real estate placed into service, and accelerated depreciation relating to assets that were placed into redevelopment. The increase was partially offset by dispositions in 2019 and certain assets that became fully depreciated.

Amortization of right-of-use assets - finance leases. Amortization of right-of-use assets - finance leases relates to new ground leases acquired during 2019 for which the Company is the lessee, which are classified as finance leases. See Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2019 increased $1.0 million compared to the year ended December 31, 2018. The increase resulted from higher compensation and benefit costs from increased employee headcount and higher charitable contributions made during 2019.

Acquisition, Development and Other Pursuit Costs. During the year ended December 31, 2019 and 2018, we recognized $0.8 million and $0.4 million, respectively, of costs relating primarily to predevelopment costs for projects that are no longer viable.

Impairment Charges. Impairment charges during the year ended December 31, 2019 primarily relate to the tenants that vacated prior to their lease expiration. Impairment charges were greater than normal during the year ended December 31, 2018 primarily due to the impairment of Waynesboro Commons.

Gain on Real Estate Dispositions. During the year ended December 31, 2019, we recognized gains on real estate dispositions of $4.7 million, related to the sale of Lightfoot Marketplace and a non-operating land parcel. During the year ended December 31, 2018, we recognized gains on real estate dispositions of $4.3 million, which included a gain of $3.4 million on our sale of the River City industrial facility and a gain of $0.8 million on our sale of the leasehold interest in the building previously leased by Home Depot at Broad Creek Shopping Center.

Interest Income. Interest income for the years ended December 31, 2019 and 2018 totaled $23.2 million and $10.7 million, respectively, and was attributable to our mezzanine loans. As of December 31, 2019 and 2018, our outstanding mezzanine loan balances were $153.0 million and $139.1 million, respectively.

Interest expense on indebtedness. Interest expense for the year ended December 31, 2019 increased $11.7 million compared to the year ended December 31, 2018 primarily as a result of the increase in interest rates between periods and the increase in net indebtedness of $256.3 million during 2019 through increased borrowings on the corporate credit facility, construction loans, and additional borrowings on the refinanced property loans.

Interest expense on finance leases. Interest expense on finance leases relates to new ground leases acquired during 2019 for which the Company is the lessee, which are classified as finance leases. See Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Equity in income of unconsolidated real estate entities. Equity in income of unconsolidated real estate entities for the years ended December 31, 2019 and 2018 relates to our investment in One City Center, which was an unconsolidated real estate investment until we purchased the retail and office portion of the property from our partner on March 14, 2019.

Change in Fair Value of Interest Rate Derivatives. During the year ended December 31, 2019, we recognized losses on changes in fair value of interest rate derivatives of $3.6 million due to projected decreases in interest rate forward curves.
During the year ended December 31, 2018, we recognized losses on changes in fair value of interest rate derivatives of $1.0 million, due to projected increases in interest rate forward curves at that time.

Other Income. Other income for the years ended December 31, 2019 and 2018 was relatively unchanged, with a small increase in 2019 due to miscellaneous non-tenant income.

Income Taxes. Our TRS, through which we conduct our development and construction business, is subject to federal, state, and local corporate income taxes. The income tax benefit recognized during the years ended December 31, 2019 and 2018 is attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of December 31, 2019, we had unrestricted cash and cash equivalents of $39.2 million available for both current liquidity needs as well as development activities. As of December 31, 2019, we also had restricted cash in escrow of $4.3 million, some of which is available for capital expenditures at our operating properties. As of December 31, 2019, we had $40.0 million available under our credit facility to meet our short-term liquidity requirements and $58.1 million available under construction loans to fund development activities.

ATM Program

On February 26, 2018, we commenced the ATM Program through which we may, from time to time, issue and sell shares of common stock. On August 6, 2019, we entered into amendments (the "Amendments") to the separate sales agreements related to the ATM Program, which, among other things, increased the aggregate offering price of shares of our common stock under the ATM Program from $125.0 million to $180.7 million. Prior to the date of the ATM Amendments, we had sold shares having an aggregate offering price of $105.7 million, resulting in shares having an aggregate offering price of $75.0 million remaining available for sale under the ATM Program as of August 6, 2019. During the year ended December 31, 2019, we issued and sold 5,871,519 shares of common stock at a weighted average price of $16.76 per share under the ATM Program, receiving net proceeds of $97.0 million after offering costs and commissions.

As of December 31, 2019, we had $15.9 million in availability under the ATM Program.

Series A Preferred Stock Offering

On June 18, 2019, we issued 2,530,000 shares of 6.75% Series A Preferred Stock with a liquidation preference of $25.00 per share, which included 330,000 shares issued upon the underwriters’ full exercise of their option to purchase additional shares. Net proceeds from the offering, after the underwriting discount but before offering expenses payable by us, were approximately $61.3 million. We used the net proceeds to fund a portion of the purchase price of Thames Street Wharf, a 263,426 square foot office building located in the Harbor Point neighborhood of Baltimore, Maryland. The balance of the net proceeds was used to repay a portion of the outstanding borrowings under our unsecured revolving credit facility and for general corporate purposes.

Credit Facility

On October 3, 2019, we entered into an amended and restated credit agreement (the "credit agreement"), which provides for a $355.0 million credit facility comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio and for working capital.

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

The revolving credit facility bears interest at LIBOR (the London Inter-Bank Offered Rate) plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on our total leverage. We are also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility. As of December 31, 2019, the interest rates on the revolving credit facility and the term loan facility were 3.26% and 3.21%, respectively. If we attain investment grade credit ratings from S&P and Moody’s, we may elect to have borrowings become subject to interest rates based on such credit ratings. We may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

•	Minimum occupancy rate (as defined in the credit agreement) for all unencumbered properties of not less than 80% at any time.

•	Maximum aggregate rental revenue from any single tenant of not more than 30% of rental revenues with respect to all leases of unencumbered properties (as defined in the credit agreement).

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

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of December 31, 2019 ($ in thousands):

			Effective Rate for
	Amount	Interest	Variable-Rate			Balance at
Secured Debt	Outstanding	Rate (a)	Debt		Maturity Date	Maturity
Hoffler Place (b)	$29,059	LIBOR + 3.24%	5.00%		January 1, 2021	$29,059
Summit Place (b)	28,824	LIBOR + 3.24%	5.00%		January 1, 2021	28,824
Southgate Square	20,562	LIBOR + 1.60%	3.36%		April 29, 2021	19,462
Encore Apartments (c)	24,842	3.25%			September 10, 2021	23,993
4525 Main Street (c)	31,876	3.25%			September 10, 2021	30,786
Red Mill West	11,296	4.23%			June 1, 2022	10,187
Thames Street Wharf	70,000	LIBOR + 1.30%	3.06%		June 26, 2022	70,000
Hanbury Village	18,515	3.78%			August 15, 2022	17,121
Marketplace at Hilltop	10,517	4.42%			October 1, 2022	9,383
1405 Point	53,000	LIBOR + 2.25%	4.01%		January 1, 2023	51,532
Socastee Commons	4,567	4.57%			January 6, 2023	4,223
Sandbridge Commons	8,020	LIBOR + 1.75%	3.51%		January 17, 2023	7,247
Wills Wharf	29,154	LIBOR + 2.25%	4.01%		June 26, 2023	29,154
249 Central Park Retail (d)	16,828	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	15,935
Fountain Plaza Retail (d)	10,127	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	9,590
South Retail (d)	7,388	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	6,996
One City Center	25,286	LIBOR + 1.85%	3.61%		April 1, 2024	22,559
Red Mill Central	2,538	4.80%			June 17, 2024	1,765
Premier Apartments (f)	16,750	LIBOR + 1.55%	3.31%		October 31, 2024	15,848
Premier Retail (f)	8,250	LIBOR + 1.55%	3.31%		October 31, 2024	7,806
Red Mill South	6,137	3.57%			May 1, 2025	4,383
Brooks Crossing Office	14,411	LIBOR + 1.60%	3.36%		July 1, 2025	11,181
Market at Mill Creek	14,727	LIBOR + 1.55%	3.31%		July 12, 2025	11,167
Johns Hopkins Village	51,800	LIBOR + 1.25%	4.19%	(e)	August 7, 2025	45,967
North Point Center Note 2	2,214	7.25%			September 15, 2025	1,328
Lexington Square	14,696	4.50%			September 1, 2028	12,044
Red Mill North	4,394	4.73%			December 31, 2028	3,295
Greenside Apartments	34,000	3.17%			December 15, 2029	26,329
Smith's Landing	18,174	4.05%			June 1, 2035	384
Liberty Apartments	14,165	5.66%			November 1, 2043	—
The Cosmopolitan	43,702	3.35%			July 1, 2051	—
Total secured debt	$645,819					$527,548
Unsecured Debt
Senior unsecured revolving credit facility	110,000	LIBOR+1.30%-1.85%	3.26%		January 24, 2024	110,000
Senior unsecured term loan	44,500	LIBOR+1.25%-1.80%	3.21%		January 24, 2025	44,500
Senior unsecured term loan	160,500	LIBOR+1.25%-1.80%	3.55% - 4.57%	(e)	January 24, 2025	160,500
Total unsecured debt	$315,000					$315,000
Total principal balances	960,819					842,548
Unamortized GAAP adjustments	(10,282)					—
Indebtedness, net	$950,537					$842,548
_______________________________________
(a) LIBOR rate is determined by individual lenders.
(b) Cross collateralized.
(c) Cross collateralized.
(d) Cross collateralized.
(e) Includes debt subject to interest rate swap agreements.
(f) Cross collateralized.

We currently are in compliance with all covenants on our outstanding indebtedness.

As of December 31, 2019, our scheduled principal repayments and maturities during each of the next five years and thereafter were as follows ($ in thousands):

		Percentage of
Year (1)	Amount Due	Total
2020	$10,191	1%
2021	143,038	15%
2022	116,374	12%
2023	132,429	14%
2024	164,960	17%
Thereafter	393,827	41%
	$960,819	100%
________________________________________
(1) Does not reflect the exercise of any maturity extension options.

Interest Rate Derivatives

As of December 31, 2019, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR	2.00%	3.45%	3/1/2016	2/20/2020
Senior unsecured term loan	50,000		1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
John Hopkins Village	51,800	(a)	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	(a)(b)	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	34,342	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Total	$246,642
________________________________________

(a) Designated as a cash flow hedge.
(b) Prior to August 15, 2019, this swap was used as a hedge for the cash flows for the loan secured by Lightfoot Marketplace.

As of December 31, 2019, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
3/7/2018	4/1/2020	2.25%	50,000
7/16/2018	8/1/2020	2.50%	50,000
12/11/2018	1/1/2021	2.75%	50,000
5/15/2019	6/1/2022	2.50%	100,000
Total			$250,000

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2019 (in thousands):

		Payments due by period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Principal payments and maturities of long-term indebtedness	$960,819	$10,191	$259,412	$297,389	$393,827
Ground and other operating leases	162,309	2,944	6,230	6,597	146,538
Interest payments on long-term debt—fixed interest	126,282	19,952	36,223	29,308	40,799
Interest payments on long-term debt—variable interest (1)(2)	57,206	17,351	26,866	12,424	565
Tenant-related and other commitments	27,182	26,262	805	—	115
Total (3)	$1,333,798	$76,700	$329,536	$345,718	$581,844
________________________________________

(1)	For long-term debt that bears interest at variable rates, we estimated future interest payments using the indexed rates as of December 31, 2019. LIBOR as of December 31, 2019 was 176 basis points.

(2)
Assumes the balance outstanding of $110.0 million and the weighted average interest rate of 3.26% in effect at December 31, 2019 remain in effect until maturity of our secured revolving credit facility. Amounts also include unused credit facility fees assuming the balance outstanding at December 31, 2019 remains outstanding through maturity of our secured revolving credit facility.

(3)
Contractual obligations above do not include funding obligations to non-wholly owned development projects as well as unfunded mezzanine loan commitments due to the uncertainty of the timing and amounts of certain of these obligations. Refer to "Item 1. Business" for information about our development projects and mezzanine loans.

Off-Balance Sheet Arrangements

In connection with our mezzanine lending activities, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by us as of December 31, 2019 (in thousands):

Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial	30,654
Total	$56,734

Cash Flows

	Years Ended
	December 31,
	2019	2018	Change
	($ in thousands)
Operating Activities	$67,729	$56,087	$11,642
Investing Activities	(295,063)	(240,563)	(54,500)
Financing Activities	246,862	185,611	61,251
Net Increase	$19,528	$1,135	$18,393
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$24,051	$22,916
Cash, Cash Equivalents, and Restricted Cash, End of Period	$43,579	$24,051

	Years Ended
	December 31,
	2018	2017	Change
	($ in thousands)
Operating Activities	$56,087	$51,236	$4,851
Investing Activities	(240,563)	(95,355)	(145,208)
Financing Activities	185,611	41,842	143,769
Net Increase (Decrease)	$1,135	$(2,277)	$3,412
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$22,916	$25,193
Cash, Cash Equivalents, and Restricted Cash, End of Period	$24,051	$22,916

Net cash provided by operating activities for the year ended December 31, 2019 increased $11.6 million compared to the year ended December 31, 2018 primarily as a result of timing differences in operating assets and liabilities, as well as increased net operating income from the property portfolio.

Net cash used for investing activities for the year ended December 31, 2019 increased $54.5 million compared to the year ended December 31, 2018 primarily due to increased acquisition activity and increased funding of mezzanine loans, which was partially offset by the disposition of Lightfoot Marketplace and the collection of the Decatur mezzanine loan receivable.

Net cash provided by financing activities for the year ended December 31, 2019 increased $61.3 million compared to the year ended December 31, 2018 primarily as a result of the issuance of the Series A Preferred Stock.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for each of the years ended December 31, 2019, 2018 and 2017 to net income, the most directly comparable GAAP measure:

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unit holders	$29,590	$23,492	$29,925
Depreciation and amortization (1)	53,616	40,178	37,321
Gain on operating real estate dispositions (2)	(3,220)	(833)	(7,595)
Impairment of real estate assets	—	1,502	—
FFO attributable to common stockholders and OP Unit holders	79,986	64,339	59,651
Acquisition, development and other pursuit costs	844	352	648
Impairment of intangible assets and liabilities	252	117	110
Loss on extinguishment of debt	30	11	50
Amortization of right-of-use assets - finance leases	377	—	—
Change in fair value of interest rate derivatives	3,599	951	(1,127)
Severance related costs	—	688	—
Normalized FFO attributable to common stockholders and OP Unit holders	$85,088	$66,458	$59,332
Net income attributable to common stockholders and OP Unit holders per diluted share and unit	$0.41	$0.36	$0.50
FFO per diluted share and unit attributable to common stockholders and OP Unit holders	$1.10	$0.99	$0.99
Normalized FFO per diluted share and unit attributable to common stockholders and OP Unit holders	$1.17	$1.03	$0.99
Weighted average common shares and units - diluted	72,644	64,754	60,181
________________________________________

(1) The adjustment for depreciation and amortization for the years ended December 31, 2019 and 2018 includes $0.2 million and $0.3 million, respectively, of depreciation attributable to the Company's investment in One City Center, which was an unconsolidated real estate investment until March 14, 2019. Additionally, the adjustment for depreciation and amortization for the year ended December 31, 2019 excludes $1.2 million of depreciation attributable to the Company's joint venture partners.

(2) The adjustment for gain on operating real estate dispositions for the year ended December 31, 2019 excludes the portion of the gain on Lightfoot Marketplace that was allocated to our joint venture partner and excludes the gain on sale of a non-operating land parcel. The adjustment for gain on operating real estate dispositions for the year ended December 31, 2018 excludes the gain on the River City industrial facility because this property was sold before being placed into service. Additionally, the adjustment for gain on operating real estate dispositions for the year ended December 31, 2017 excludes the gain on the land outparcel at Sandbridge Commons because this was a non-operating parcel.

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

As of December 31, 2019 and excluding unamortized GAAP adjustments, approximately $488.3 million, or 50.8%, of our debt had fixed interest rates or was subject to interest rate swaps and approximately $472.5 million, or 49.2%, had variable interest rates. Considering interest rate swaps and caps, 76.8% of our debt is either fixed-rate or economically hedged. As of December 31, 2019, LIBOR was approximately 176 basis points. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were to increase by 100 basis points, our cash flow would decrease by approximately $4.1 million per year due to our interest rate derivatives. Assuming no change in the level of our variable-rate debt or derivative instruments, if LIBOR were reduced by 100 basis points, our cash flow would increase by approximately $4.7 million per year.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2019, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2020.

Item 11.	Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2020.

Item 14.	Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-49.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-50 through F-52:

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

3.4
Articles Supplementary relating to Section 3-802(c) of the Maryland General Corporation Law (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2020).

4.1	Form of Certificate of Common Stock of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

4.2*	Description of Securities of Armada Hoffler Properties, Inc.

10.1	Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.2†	Armada Hoffler Properties, Inc. Amended and Restated 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on June 15, 2017)

10.3†*	Form of Restricted Stock Award Agreement for Executive officers.

10.4†
Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2019)

10.5†
Tax Protection Agreement by and among Armada Hoffler Properties, Inc. and the person listed on the signature page thereto. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.6†*	Armada Hoffler, L.P. Amended and Restated Executive Severance Benefit Plan with the participants listed on Schedule A thereto.

10.7*	Form of Restricted Stock Award Agreement for Directors.

10.8
Amendment No. 1, dated as of March 19, 2014, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.9
Amendment No. 2, dated as of July 10, 2015, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2015)

10.10†	Armada Hoffler Properties, Inc. Amended and Restated Short-Term Incentive Program. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on February 28, 2019)

10.11
Second Amended and Restated Credit Agreement, dated October 3, 2019, among Armada Hoffler, L.P., as Borrower, Armada Hoffler Properties, Inc., as Parent, Bank of America, N.A., as Administrative Agent, and the other agents and Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 9, 2019)

10.12
Second Amended and Restated Guaranty Agreement, dated October 3, 2019, among certain subsidiaries of Armada Hoffler, L.P. named therein for the benefit of the Administrative Agent and the Lenders named in the Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on October 9, 2019)

10.13
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2019).

21.1*	List of Subsidiaries of Armada Hoffler Properties, Inc.

Exhibit Number	Description
23.1*	Consent of Ernst & Young LLP, Independent Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: February 24, 2020

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Hoffler	Executive Chairman and Director	February 24, 2020
Daniel A. Hoffler

/s/ Louis S. Haddad	Vice Chairman, President, Chief Executive Officer and Director	February 24, 2020
Louis S. Haddad	(principal executive officer)

/s/ Michael P. O’Hara	Chief Financial Officer, Treasurer, and Secretary	February 24, 2020
Michael P. O’Hara	(principal financial officer and principal accounting officer)

/s/ George F. Allen	Director	February 24, 2020
George F. Allen

/s/ James A. Carroll	Director	February 24, 2020
James A. Carroll

/s/ James C. Cherry	Director	February 24, 2020
James C. Cherry

/s/ Eva S. Hardy	Director	February 24, 2020
Eva S. Hardy

/s/ A. Russell Kirk	Director	February 24, 2020
A. Russell Kirk

/s/ Dorothy S. McAuliffe	Director	February 24, 2020
Dorothy S. McAuliffe

/s/ John W. Snow	Director	February 24, 2020
John W. Snow

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2019

Item 8, Item 15(a)(1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Armada Hoffler Properties, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Armada Hoffler Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 24, 2020 expressed an unqualified opinion thereon.
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
February 24, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.
 Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and Financial Statement Schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses - Notes Receivable
Description of the Matter
At December 31, 2019, the Company’s notes receivable portfolio totaled $159.4 million. As discussed in Notes 2 and 6 to the consolidated financial statements, management estimates the allowance for loan losses on outstanding notes receivable based primarily upon the value of the underlying development project. For loans determined to be impaired, the Company recognizes impairment losses calculated as the difference between the carrying amount of the loan and its estimated realizable value. The calculation of the estimated realizable value includes an estimation of the projected sales proceeds from the sale of the underlying development property.

Auditing management’s estimate of the allowance for loan losses was complex and highly judgmental due to the significant estimation required to determine the estimated realizable value of each loan. In particular, the estimated realizable value of each loan was largely dependent on the estimated fair value of the underlying development property, which was highly sensitive to significant assumptions based on management’s expectations about future real estate market or economic conditions and the projected operating results of the property.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the allowance for loan losses process. For example, we tested controls over management’s review of the estimated allowance, the significant assumptions, and the data used to calculate the estimated realizable values of loans.

To test the allowance for loan losses, we performed audit procedures that included, among others, assessing methodologies used and testing the significant assumptions and underlying data used by the Company in calculating the estimated realizable values of loans. We compared the significant assumptions used by management to external evidence, including comparable market capitalization rates and recent appraisals of the subject property. We tested the projected operating results of subject properties by comparing inputs and assumptions to executed or draft lease agreements and operating expenses incurred at similar operating properties owned by the Company. We performed sensitivity analyses of significant assumptions to evaluate the changes to the estimated realizable value of each loan that would result from changes in the assumptions. We also assessed the historical accuracy of management’s estimates.

General contracting revenue recognition

Description of the Matter
For the year ended December 31, 2019, the Company’s general contracting revenues totaled approximately $105.9 million. As described in Note 2 to the consolidated financial statements, for each construction contract, the Company estimates its progress in satisfying performance obligations based on the proportion of incurred costs to total estimated costs at completion. The Company also estimates the total transaction price, including variable components, for each construction contract.

Auditing the Company’s measurement of general contracting revenue was challenging due to the significant estimation required to determine the estimated total costs at completion and variable consideration. Estimated costs at completion are affected by management’s forecasts of anticipated costs to be incurred and contingency reserves for exposures related to unknown costs, such as design deficiencies and subcontractor defaults. Estimated variable consideration is affected by claims and unapproved change orders, which may result from changes in the scope of the contract.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the measurement of general contracting revenue. For example, we tested controls over management’s review and monitoring of the variable consideration calculation and the underlying assumptions related to estimates of costs at completion.

To test general contracting revenue recognition, our audit procedures included, among others, evaluating the estimates discussed above and testing the completeness and accuracy of the underlying data used by the Company to calculate variable consideration and total estimated costs at completion. For example, we tested variable consideration by inspecting subsequently executed change orders, reviewing legally enforceable terms of the contracts or confirming the value of executed change orders directly with the customers. We also confirmed directly with customers specific contract details, including the current and original contract value as well as the estimated percentage of completion. We tested the estimated costs at completion by comparing management’s cost estimates of materials, labor, and subcontractors to third-party evidence, such as subcontractor bids. In addition, we visited development sites, conducted interviews with the Company’s project management personnel, and involved our engineering specialists to assist in testing the Company’s estimated costs at completion. We also assessed the historical accuracy of management’s estimates of variable consideration and estimated costs at completion through retrospective review of actual gross-margins of completed projects compared to the anticipated gross margins during the projects.

Accounting for Acquisition of Operating Properties

Description of the Matter
During 2019, the Company completed a series of six operating property acquisitions for a total purchase price of $361.1 million as described in Notes 2 and 5 to the consolidated financial statements. These transactions were accounted for as asset acquisitions.

Auditing the Company's accounting for these acquisitions was challenging due to the significant estimation required by management to determine the fair values of the acquired assets used to allocate costs of the acquisitions on a relative fair value basis. The significant estimation was primarily due to the sensitivity of the respective fair values to underlying assumptions. The significant assumptions used to estimate the values of the tangible and intangible assets included the replacement cost of the properties, total lease-up time and lost rental revenues during such time, market rents, estimated future cash flows and other valuation assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s acquisition and purchase price allocation process, including controls over management’s review of the significant assumptions described above. For example, we tested controls over management’s review of the valuation methodology, the purchase price allocation, and the significant assumptions used.

To test the costs allocated to the tangible and intangible assets, we involved our valuation specialists and performed audit procedures that included, among others, evaluating the Company’s valuation methodologies, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to observable market data, including other properties within the same submarkets and to historical costs incurred by the Company in developing and constructing similar assets. We also performed sensitivity analyses of the significant assumptions to evaluate the change in fair values resulting from the changes in assumptions. In addition, we compared the Company’s estimated fair values of acquired assets to independent estimates developed by our valuation specialist.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
Tysons, Virginia
February 24, 2020

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	DECEMBER 31,
	2019	2018
ASSETS
Real estate investments:
Income producing property	$1,460,723	$1,037,917
Held for development	5,000	2,994
Construction in progress	140,601	135,675
	1,606,324	1,176,586
Accumulated depreciation	(224,738)	(188,775)
Net real estate investments	1,381,586	987,811
Real estate investments held for sale	1,460	929
Cash and cash equivalents	39,232	21,254
Restricted cash	4,347	2,797
Accounts receivable, net	23,470	19,016
Notes receivable	159,371	138,683
Construction receivables, including retentions	36,361	16,154
Construction contract costs and estimated earnings in excess of billings	249	1,358
Equity method investments	—	22,203
Operating lease right-of-use assets	33,088	—
Finance lease right-of-use assets	24,130	—
Acquired lease intangible assets, net	68,702	27,561
Other assets	32,901	27,616
Total Assets	$1,804,897	$1,265,382
LIABILITIES AND EQUITY
Indebtedness, net	$950,537	$694,239
Accounts payable and accrued liabilities	17,803	15,217
Construction payables, including retentions	53,382	50,796
Billings in excess of construction contract costs and estimated earnings	5,306	3,037
Operating lease liabilities	41,474	—
Finance lease liabilities	17,903	—
Other liabilities	63,045	46,203
Total Liabilities	1,149,450	809,492
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 2,530,000 shares issued and outstanding as of December 31, 2019 and zero shares issued and outstanding as of December 31, 2018	63,250	—
Common stock, $0.01 par value, 500,000,000 shares authorized; 56,277,971 and 50,013,731 shares issued and outstanding as of December 31, 2019 and 2018, respectively	563	500
Additional paid-in capital	455,680	357,353
Distributions in excess of earnings	(106,676)	(82,699)
Accumulated other comprehensive loss	(4,240)	(1,283)
Total stockholders’ equity	408,577	273,871
Noncontrolling interests in investment entities	4,462	—
Noncontrolling interests in Operating Partnership	242,408	182,019
Total Equity	655,447	455,890
Total Liabilities and Equity	$1,804,897	$1,265,382

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share and unit data)

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Revenues
Rental revenues	$151,339	$116,958	$108,737
General contracting and real estate services revenues	105,859	76,359	194,034
Total revenues	257,198	193,317	302,771
Expenses
Rental expenses	34,332	27,222	25,422
Real estate taxes	14,961	11,383	10,528
General contracting and real estate services expenses	101,538	73,628	186,590
Depreciation and amortization	54,564	39,913	37,321
Amortization of right-of-use assets - finance leases	377	—	—
General and administrative expenses	12,392	11,431	10,435
Acquisition, development and other pursuit costs	844	352	648
Impairment charges	252	1,619	110
Total expenses	219,260	165,548	271,054
Gain on real estate dispositions	4,699	4,254	8,087
Operating income	42,637	32,023	39,804
Interest income	23,215	10,729	7,077
Interest expense on indebtedness	(30,776)	(19,087)	(17,439)
Interest expense on finance leases	(568)	—	—
Equity in income of unconsolidated real estate entities	273	372	—
Change in fair value of interest rate derivatives	(3,599)	(951)	1,127
Other income (expense), net	585	377	81
Income before taxes	31,767	23,463	30,650
Income tax benefit (provision)	491	29	(725)
Net income	32,258	23,492	29,925
Net income attributable to noncontrolling interests:
Investment entities	(213)	—	—
Operating Partnership	(7,992)	(6,289)	(8,878)
Net income attributable to Armada Hoffler Properties, Inc.	24,053	17,203	21,047
Preferred stock dividends	(2,455)	—	—
Net income attributable to common stockholders	$21,598	$17,203	$21,047
Net income attributable to common stockholders per share (basic and diluted)	$0.41	$0.36	$0.50
Weighted-average Common shares outstanding (basic and diluted)	53,119	47,512	42,423

Comprehensive income:
Net income	$32,258	$23,492	$29,925
Unrealized cash flow hedge losses	(4,504)	(1,894)	—
Realized cash flow hedge losses reclassified to net income	501	169	—
Comprehensive income	28,255	21,767	29,925
Comprehensive income attributable to noncontrolling interests
Investment entities	(213)	—	—
Operating Partnership	(6,946)	(5,847)	(8,878)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$21,096	$15,920	$21,047
See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Equity
(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity (deficit)	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, January 1, 2017	$—	$374	$197,114	$(49,345)	$—	$148,143	$—	$200,835	$348,978
Net income	—	—	—	21,047	—	21,047	—	8,878	29,925
Net proceeds from sales of common stock	—	74	91,307	—	—	91,381	—	—	91,381
Restricted stock awards, net of tax withholding	—	1	1,442	—	—	1,443	—	—	1,443
Restricted stock award forfeitures	—	—	(2)	—	—	(2)	—	—	(2)
Acquisitions of noncontrolling interests in real estate investments	—	—	(1,493)	—	—	(1,493)	—	982	(511)
Redemption of operating partnership units	—	—	(961)	—	—	(961)	—	(4,194)	(5,155)
Dividends and distributions declared	—	—	—	(32,868)	—	(32,868)	—	(12,908)	(45,776)
Balance, December 31, 2017	—	449	287,407	(61,166)	—	226,690	—	193,593	420,283
Net income	—	—	—	17,203	—	17,203	—	6,289	23,492
Unrealized cash flow hedge losses	—	—	—	—	(1,410)	(1,410)	—	(484)	(1,894)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	127	127	—	42	169
Net proceeds from sales of common stock	—	46	65,198	—	—	65,244	—	—	65,244
Restricted stock awards, net of tax withholding	—	2	1,562	—	—	1,564	—	—	1,564
Restricted stock award forfeitures	—	—	(32)	—	—	(32)	—	—	(32)
Issuance of operating partnership units for acquisitions	—	—	(5)	—	—	(5)	—	2,201	2,196
Redemption of operating partnership units	—	3	3,223	—	—	3,226	—	(5,821)	(2,595)
Dividends and distributions declared	—	—	—	(38,736)	—	(38,736)	—	(13,801)	(52,537)
Balance, December 31, 2018	—	500	357,353	(82,699)	(1,283)	273,871	—	182,019	455,890
Cumulative effect of accounting change (1)	—	—	—	(125)	—	(125)	—	(42)	(167)
Net income	—	—	—	24,053	—	24,053	213	7,992	32,258
Unrealized cash flow hedge losses	—	—	—	—	(3,321)	(3,321)	—	(1,183)	(4,504)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	364	364	—	137	501
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	63,250	—	(2,249)	—	—	61,001	—	—	61,001
Net proceeds from sales of common stock	—	59	96,786	—	—	96,845	—	—	96,845
Restricted stock awards, net of tax withholding	—	2	2,029	—	—	2,031	—	—	2,031
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	4,870	—	4,870
Restricted stock award forfeitures	—	—	(7)	—	—	(7)	—	—	(7)
Issuance of operating partnership units for acquisitions	—	—	(986)	—	—	(986)	—	73,169	72,183
Redemption of operating partnership units	—	2	2,754	—	—	2,756	—	(2,756)	—
Distributions to Joint Venture Partners	—	—	—	—	—	—	(621)	—	(621)
Dividends and distributions declared on preferred stock				(2,455)		(2,455)	—	—	(2,455)
Dividends and distributions declared on common shares and units	—	—	—	(45,450)	—	(45,450)	—	(16,928)	(62,378)
Balance, December 31, 2019	$63,250	$563	$455,680	$(106,676)	$(4,240)	$408,577	$4,462	$242,408	$655,447

(1) The Company recorded cumulative effect adjustments related to the new lease standard in the first quarter of 2019. See "Financial Statements — Note 2 — Significant Accounting Policies — Recent Accounting Pronouncements” for additional information.
See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$32,258	$23,492	$29,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	37,839	30,395	25,974
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	16,725	9,518	11,347
Accrued straight-line rental revenue	(3,402)	(2,731)	(1,222)
Amortization of leasing incentives and above or below-market rents	(629)	(266)	(195)
Amortization of right-of-use assets - finance leases	377	—	—
Accrued straight-line ground rent expense	(16)	214	530
Adjustment for uncollectable accounts	511	419	564
Noncash stock compensation	1,613	1,281	1,323
Impairment charges	252	1,619	110
Noncash interest expense	1,258	1,116	1,274
Interest expense on finance leases	568	—	—
Gain on real estate dispositions	(4,699)	(4,254)	(8,087)
Adjustment for Annapolis Junction modification fee (1)	(4,489)	4,489	—
Change in the fair value of interest rate derivatives	3,599	951	(1,127)
Equity in income of unconsolidated real estate entities	(273)	(372)	—
Changes in operating assets and liabilities:
Property assets	(2,499)	(3,539)	(2,415)
Property liabilities	3,368	1,720	2,843
Construction assets	(20,356)	7,554	17,573
Construction liabilities	18,671	(15,248)	(20,110)
Interest receivable	(12,947)	(271)	(7,071)
Net cash provided by operating activities	67,729	56,087	51,236
INVESTING ACTIVITIES
Development of real estate investments	(133,445)	(133,791)	(45,730)
Tenant and building improvements	(19,721)	(11,723)	(12,252)
Acquisitions of real estate investments, net of cash received	(138,380)	(57,544)	(30,026)
Dispositions of real estate investments, net of selling costs	32,944	34,673	12,557
Notes receivable issuances	(54,555)	(58,208)	(16,219)
Notes receivable paydowns	22,522	1,165	—
Leasing costs	(3,893)	(4,607)	(2,235)
Leasing incentives	—	(108)	(274)
Contributions to equity method investments	(535)	(10,420)	(1,176)
Net cash used for investing activities	(295,063)	(240,563)	(95,355)
FINANCING ACTIVITIES
Proceeds from issuance of cumulative redeemable perpetual preferred stock, net	61,001	—	—
Proceeds from issuance of common stock, net	96,845	65,244	91,381
Common shares tendered for tax withholding	(369)	(409)	(289)
Debt issuances, credit facility and construction loan borrowings	427,286	349,580	162,585
Debt and credit facility repayments, including principal amortization	(270,851)	(173,855)	(160,661)
Debt issuance costs	(5,546)	(1,457)	(2,403)
Redemption of operating partnership units	—	(2,595)	(5,155)
Dividends and distributions	(61,504)	(50,897)	(43,616)
Net cash provided by financing activities	246,862	185,611	41,842
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,528	1,135	(2,277)
Cash, cash equivalents, and restricted cash, beginning of period (2)	24,051	22,916	25,193
Cash, cash equivalents, and restricted cash, end of period (2)	$43,579	$24,051	$22,916

See Notes to Consolidated Financial Statements.
ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Supplemental cash flow information:
Cash paid for interest	$28,878	$(17,319)	$(16,318)
Cash refunded (paid) for income taxes	247	31	(371)
Increase in dividends payable	3,950	1,640	2,160
Common shares and OP units issued for acquisitions (3)	73,169	1,702	506
(Decrease) increase in accrued capital improvements and development costs	(12,666)	18,310	10,899
Operating Partnership units redeemed for common shares	2,756	3,715	—
Debt principal extinguished in conjunction with real estate sales	—	—	5,594
Debt assumed at fair value in conjunction with real estate purchases	101,390	—	—
Redeemable noncontrolling interest from development	—	—	2,000
Deferred payment for land acquisition	—	—	600
Note receivable extinguished in conjunction with real estate purchase	31,252	—	—
Equity method investment redeemed for real estate acquisition	23,011	—	—
Noncontrolling interest in acquired real estate entity	4,870	—	—
Recognition of operating lease ROU assets (4)	33,965	—	—
Recognition of operating lease liabilities (4)	41,631	—	—
Recognition of finance lease ROU assets	24,500	—	—
Recognition of finance lease liabilities	17,871	—	—
De-recognition of operating lease ROU assets - lease termination	440	—	—
De-recognition of operating lease liabilities - lease termination	440	—	—

(1) Borrower paid $5.0 million in 2018 in exchange for the Company's purchase option. This was accounted for as a loan modification fee; interest income was recognized as additional interest income on the note receivable over the one-year remaining term.

(2) The following table sets forth the items from the Company's Consolidated Balance Sheets that are included in cash, cash equivalents, and restricted cash in the consolidated statements of cash flows:

	As of December 31,
	2019	2018
Cash and cash equivalents	$39,232	$21,254
Restricted cash (a)	4,347	2,797
Cash, cash equivalents, and restricted cash	$43,579	$24,051

(a) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

(3) 2017 issuance consists of OP Units contingently issuable upon the satisfaction of certain conditions relating to the Johns Hopkins Village property. These OP Units were issued in 2018.

(4) Net of $0.4 million disposal related to the Company's preexisting lease at the Thames Street Wharf property, which was acquired on June 26, 2019.

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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership"), and as of December 31, 2019, owned 72.6% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the "IPO") and certain related formation transactions on May 13, 2013.

 As of December 31, 2019, the Company's operating portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Apex Entertainment (1)	Retail	Virginia Beach, Virginia*	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail (2)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Indian Lakes Crossing	Retail	Virginia Beach, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek (2)	Retail	Mount Pleasant, South Carolina	70%
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
North Hampton Market	Retail	Taylors, South Carolina	100%

Property	Segment	Location	Ownership Interest
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1405 Point	Multifamily	Baltimore, Maryland	79%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Hoffler Place	Multifamily	Charleston, South Carolina	93%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
________________________________________
* Located in the Town Center of Virginia Beach
(1) Dick's Sporting Goods, one of the anchor tenants at the property previously known as "Dick’s at Town Center," notified the Company during 2019 that it would not renew its lease beyond January 31, 2020, the end of the current term. In October 2019, the Company signed a lease with a replacement tenant, Apex Entertainment, which will take the entire space currently occupied by Dick's Sporting Goods after the redevelopment and buildout of the facility is completed, which is expected to occur by the end of 2020.
(2) The Company is entitled to a preferred return on its investment in this property.

As of December 31, 2019, the following properties were under development, redevelopment or not yet stabilized:

Property	Segment	Location	Ownership Interest
Wills Wharf	Office	Baltimore, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Summit Place	Multifamily	Charleston, South Carolina	90%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%

________________________________________
* Located in the Town Center of Virginia Beach

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

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

The Company revised the presentation of its consolidated Balance Sheet for all reporting periods by reclassifying
"Acquired intangible lease assets" as a separate line item. As a result, the Company no longer includes acquired intangible lease assets as part of "Other assets". The Company also revised the presentation in its consolidated statement of cash flows for all reporting periods by reclassifying offering cost charges on its common stock issuance and including the charges with "Proceeds from issuance of common stock, net" line item. This presentation change had no other impact on the Company's consolidated financial statements or any other operating measure for the periods affected.

Revenue Recognition

Rental Revenues

The Company leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Rental revenues include $3.4 million, $2.7 million and $1.2 million of straight-line rent adjustments for the years ended December 31, 2019, 2018, and 2017, respectively. The Company begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with the Company’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of substantially all such revenue for a tenant is probable. The Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. Contingent rents included in rental revenues were $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Leasing incentive amortization was $0.7 million, $0.7 million, and $0.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company recognizes fair value adjustments recorded at the time of lease assumption in rental income on a straight line basis as a reduction to revenue over the remaining life of the lease or any renewal periods for which the Company determines have value at the time of acquisition. The Company recognizes cost reimbursement revenue for real estate taxes, operating expenses, and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. The Company recognizes lease termination fees either upon termination or amortizes them over any remaining lease term.

General Contracting and Real Estate Services Revenues

The Company recognizes general contracting revenues as a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For each construction contract, the Company identifies the performance obligations, which typically include the delivery of a single building constructed according to the specifications of the contract. The Company estimates the total transaction price, which generally includes a fixed contract price and may also include variable components such as early completion bonuses, liquidated damages, or cost savings to be shared with the customer. Variable components of the contract price are included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur. The Company recognizes the estimated transaction price as revenue as it satisfies its performance obligations; the Company estimates its progress in satisfying performance obligations for each contract using the input method, based on the proportion of incurred costs relative to total estimated construction costs at completion. Construction contract costs include all direct material, direct labor, subcontract costs, and overhead costs directly related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, are all significant judgments that may result in revisions to costs and income and are recognized in the period in which they are determined. Additionally, the estimated costs at completion are affected by management’s forecasts of anticipated costs to be incurred and contingency reserves for exposures related to unknown costs, such as design deficiencies and subcontractor defaults. The estimated variable consideration is also affected by claims and unapproved change orders, which may result from changes in the scope of the contract. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined. The Company defers precontract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable.

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

The Company capitalizes direct and indirect project costs associated with the initial development of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include preacquisition, development, and preconstruction costs including overhead, salaries, and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent, and interest. Interest capitalized during the years ended December 31, 2019, 2018, and 2017 was $5.9 million, $5.0 million and $1.3 million, respectively. Overhead, salaries and related personnel costs capitalized during the years ended December 31, 2019, 2018, and 2017 were $3.1 million, $3.1 million and $2.4 million, respectively.

The Company capitalizes preacquisition development costs directly identifiable with specific properties when the acquisition of such properties is probable. Capitalized preacquisition development costs are presented within other assets in the consolidated balance sheets. Capitalized preacquisition development costs as of December 31, 2019 and 2018 were $6.5 million and $1.2 million, respectively. Costs attributable to unsuccessful projects are expensed.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5—20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease
(or estimated useful life, if shorter)

Operating Property Acquisitions

Acquisitions of operating properties have been and will generally be accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions, and other related costs, being capitalized as part of the cost of the assets acquired. In connection with such acquisitions, the Company identifies and recognizes all assets acquired and liabilities assumed at their relative fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements, and buildings and improvements are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangible assets are presented as a separate component of assets on the consolidated balance sheets. Acquired lease intangible liabilities are presented within other liabilities in the consolidated balance sheets. The Company amortizes in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. The Company amortizes above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market ground lease assets as increases to rental expenses on a straight-line basis over the remaining term of the related leases.

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

As of December 31, 2019, a land parcel adjacent to the Market at Mill Creek shopping center was classified as held for sale. As of December 31, 2018, the Waynesboro Commons shopping center was classified as held for sale.

Impairment of Long Lived Assets

The Company evaluates its real estate assets for impairment on a property by property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, the Company compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value. The impairment charges recognized during the years ended December 31, 2019 and 2017 represent unamortized leasing or acquired intangible assets related to vacated tenants.  The impairment charges recognized during the year ended December 31, 2018 primarily relate to the $1.5 million impairment of Waynesboro Commons, which was classified as of held for sale as of December 31, 2018.

Interest Income

Interest income on notes receivable is accrued based on the contractual terms of the loans and when it is deemed collectible. Many loans provide for accrual of interest and fees that will not be paid until maturity of the loan. Interest is recognized on these loans at the accrual rate subject to the determination that accrued interest and fees are ultimately collectible, based on the underlying collateral and the status of development activities, as applicable. If this determination cannot be made, recognition of interest income may be fully or partially deferred until it is ultimately paid.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, investments in money market funds, and investments with an original maturity of three months or less.

Restricted Cash

Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

Accounts Receivable, net

Accounts receivable include amounts from tenants for base rents, contingent rents, and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2019 and 2018, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $17.9 million and $15.2 million, respectively.

The Company’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual receivables, current economic conditions, historical experience, and other relevant factors. The Company establishes a reserve for the receivables associated with a tenant when collection of substantially all operating lease payments for a tenant is not probable. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $0.3 million and $0.6 million, respectively. The Company reflects these amounts as a component of rental income on the consolidated statements of comprehensive income.

Notes Receivable and Allowance for Loan Losses

Notes receivable primarily represent financing to third parties in the form of mortgage or mezzanine loans for the development of new real estate. The Company's mezzanine loans are typically made to borrowers who have little or no equity in the underlying development projects. Mezzanine loans are secured, in part, by pledges of ownership interests of the entities that own the underlying real estate. The loans generally have junior liens on the respective real estate projects.

The Company evaluates the collectability of both the interest on and principal of each of its notes receivable based primarily upon the value of the underlying development project. The Company considers factors such as the progress of development activities, including leasing activities, projected development costs, current and projected loan balances, and the estimated realizable value of the loan. The calculation of the estimated realizable value includes an estimation of the projected sales proceeds from the sale of the underlying development property, which is largely dependent on the estimated fair value of the underlying development property and is highly sensitive to significant assumptions based on management’s expectations about future real estate market or economic conditions and the projected operating results of the property. A loan is determined to be impaired when, based upon then-current information, it is no longer probable that the Company will be able to collect all contractual amounts then due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the loan and its estimated realizable value.

The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date.

Guarantees

The Company measures and records a liability for the fair value of its guarantees on a nonrecurring basis upon issuance using Level 3 internally-developed inputs. These guarantees typically relate to payments that could be required of the Company to senior lenders on its mezzanine loan investments. The Company bases its estimated fair value on the market approach, which compares the guarantee terms and credit characteristics of the underlying development project to other projects for which guarantee pricing terms are available. The offsetting entry for the guarantee liability is a premium on the related loan receivable. The liability is amortized on a straight-line basis over the remaining term of the loan. On a quarterly basis, the Company assesses the likelihood of a contingent liability in connection with these guarantees and will record an additional guarantee liability if the unamortized guarantee liability is insufficient.

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

Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes. For continued qualification as a REIT for federal income tax purposes, the Company must meet certain organizational and operational requirements, including a requirement to pay distributions to stockholders of at least 90% of annual taxable income, excluding net capital gains. As a REIT, the Company generally is not subject to income tax on net income distributed as dividends to stockholders. The Company is subject to state and local income taxes in some jurisdictions and, in certain circumstances, may also be subject to federal excise taxes on undistributed income. In addition, certain of the Company’s activities must be conducted by subsidiaries that have elected to be treated as a taxable REIT subsidiary ("TRS") subject to both federal and state income taxes. The Operating Partnership conducts its development and construction businesses through the TRS. The related income tax provision or benefit attributable to the profits or losses of the TRS and any taxable income of the Company is reflected in the consolidated financial statements.

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

Net Income Per Share and Unit

The Company calculates net income per share and unit based upon the weighted average shares and units outstanding. Diluted net income per share and unit is calculated after giving effect to all significant potential dilutive shares outstanding during the period. Potential dilutive shares outstanding during the period include nonvested restricted stock awards. However, there were no significant potential dilutive shares or units outstanding for each of the three years ended December 31, 2019, 2018, and 2017. As a result, basic and diluted outstanding shares and units were the same for each period presented.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted:

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

As a lessee, the Company had six ground leases on five properties as of January 1, 2019 with initial terms that ranged from 20 to 65 years and options to extend up to an additional 70 years in certain cases. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The long-term ground leases represent a majority of the Company's current operating lease payments. The Company recorded right-of-use assets totaling $32.2 million and lease liabilities totaling $41.4 million upon adopting this standard on January 1, 2019. The Company utilized a weighted average discount rate of 5.4% to measure its lease liabilities upon adoption.

As a lessor, the Company leases its properties under operating leases and recognizes base rents on a straight-line basis over the lease term. The Company also recognizes revenue from tenant recoveries, through which tenants reimburse the Company on an accrual basis for certain expenses such as utilities, janitorial services, repairs and maintenance, security and alarms, parking lot and ground maintenance, administrative services, management fees, insurance, and real estate taxes. Rental revenues are reduced by the amount of any leasing incentives amortized on a straight-line basis over the term of the applicable lease. In addition, the Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. Many tenant leases include one or more options to renew, with renewal terms that can extend the lease term from one to 15 years or more. The exercise of lease renewal options is at the tenant's sole discretion. The Company includes a renewal period in the lease term only if it appears at lease inception that the renewal is reasonably certain.

The new standard includes new considerations regarding the recognition of rental revenue when collection is not probable. The Company changed its presentation and measurement of charges for uncollectable lease revenue associated with its office, retail, and residential leasing activity, reflecting those amounts as a component of rental income on the accompanying Consolidated Statement of Comprehensive Income for the year ended December 31, 2019. However, in accordance with its prospective adoption of the standard, the Company did not adjust the prior year period presentation of charges for uncollectable lease revenue associated with its office, retail, and residential leasing activity as a component of operating expenses, excluding property taxes, on the accompanying Consolidated Statement of Comprehensive Income for the years ended December 31, 2018 and 2017. The Company recorded a combined adjustment of $0.2 million to the opening balances for distributions in excess of earnings and noncontrolling interest relating to receivables where collection of substantially all operating lease payments was not probable as of January 1, 2019.

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

Recently Issued Accounting Standards Not Yet Adopted:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance will replace the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost, such as our notes receivable. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company continues to evaluate the impact of adopting this new accounting standard on the Company’s consolidated financial statements accounting policy and operational implementation issues. The Company expects that the adoption will result in earlier recognition of a provision for loan losses on its notes receivable and an insignificant increase in allowance for bad debt relating to construction receivables as a result of new forward-looking estimation requirements. The Company anticipates recording a reserve for expected credit losses for its notes receivable in an amount between $2.3 million and $3.3 million and an immaterial reserve on its construction receivables as a result of adopting the new standard on January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2018-13 is not expected to have a material impact on Company's consolidated financial statements or disclosures.

3.	Segments

Net operating income (segment revenues minus segment expenses) is the measure used by the Company’s chief operating decision-maker to assess segment performance. Net operating income is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, net operating income should not be considered as an alternative to cash flows as a measure of liquidity. Not all companies calculate net operating income in the same manner. The Company considers net operating income to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of the Company’s real estate and construction businesses.

Net operating income of the Company’s reportable segments for the years ended December 31, 2019, 2018, and 2017 was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Office real estate
Rental revenues	$33,269	$20,701	$19,207
Rental expenses	8,722	5,858	5,483
Real estate taxes	3,471	2,034	1,859
Segment net operating income	21,076	12,809	11,865
Retail real estate
Rental revenues	77,593	67,959	63,109
Rental expenses	11,656	10,903	10,234
Real estate taxes	7,916	6,801	6,175
Segment net operating income	58,021	50,255	46,700
Multifamily residential real estate
Rental revenues	40,477	28,298	26,421
Rental expenses	13,954	10,461	9,705
Real estate taxes	3,574	2,548	2,494
Segment net operating income	22,949	15,289	14,222
General contracting and real estate services
Segment revenues	105,859	76,359	194,034
Segment expenses	101,538	73,628	186,590
Segment gross profit	4,321	2,731	7,444
Net operating income	$106,367	$81,084	$80,231

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the years ended December 31, 2019, 2018, and 2017 exclude revenue related to intercompany construction contracts of $99.9 million, $134.4 million and $51.5 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the years ended December 31, 2019, 2018, and 2017 exclude expenses related to intercompany construction contracts of $99.0 million, $133.4 million and $51.0 million, respectively, as it is eliminated in consolidation.

The following table reconciles net operating income to net income for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net operating income	$106,367	$81,084	$80,231
Depreciation and amortization	(54,564)	(39,913)	(37,321)
Amortization of right-of-use assets - finance leases	(377)	—	—
General and administrative expenses	(12,392)	(11,431)	(10,435)
Acquisition, development and other pursuit costs	(844)	(352)	(648)
Impairment charges	(252)	(1,619)	(110)
Gain on real estate dispositions	4,699	4,254	8,087
Interest income	23,215	10,729	7,077
Interest expense on indebtedness	(30,776)	(19,087)	(17,439)
Interest expense on finance leases	(568)	—	—
Equity in income of unconsolidated real estate entities	273	372	—
Loss on extinguishment of debt	—	(11)	(50)
Change in fair value of interest rate derivatives	(3,599)	(951)	1,127
Other income (expense), net	585	388	131
Income tax benefit (provision)	491	29	(725)
Net income	$32,258	$23,492	$29,925

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses. General and administrative expenses include corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

4.	Leases

Lessee Disclosures

The components of lease cost for the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	Years Ended December 31,
	2019	2018 (b)	2017 (b)
Operating lease cost	$2,700	$2,962	$2,686
Finance lease cost:
Amortization of right-of-use assets (a)	369	—	—
Interest on lease liabilities	568	—	—
(a) Includes amortization of below-market ground lease intangible assets.
(b) All of the Company's leases were classified as operating leases prior to 2019.

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Years Ended December 31,
	2019	2018 (a)	2017 (a)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,969	$2,354	$2,103
Operating cash flows from finance leases	533	—	—
(a) All of the Company's leases were classified as operating leases prior to 2019.

Additional information related to leases as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018 (a)
Weighted Average Remaining Lease Term (years)
Operating leases	45.4	46.2
Finance leases	41.2	0.0

Weighted Average Discount Rate (b)
Operating leases	5.4%	—%
Finance leases	5.2%	—%
(a) All of the Company's leases were classified as operating leases prior to 2019.
(b) Prior to the adoption of ASC 842 on January 1, 2019, the use of a discount rate to calculate lease liability as the net present value of the minimum lease payments was not required.

The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability, on the consolidated balance sheet by considering the present value discount.

Year Ending December 31,	Operating Leases	Finance Leases
	(in thousands)
2020	$2,080	$864
2021	2,137	864
2022	2,361	868
2023	2,400	873
2024	2,436	888
Thereafter	103,524	43,014
Total undiscounted cash flows	114,938	47,371
Present value discount	(73,464)	(29,468)
Discounted cash flows	$41,474	$17,903

Lessor Disclosures

Rental revenue for the years ended December 31, 2019, 2018, and 2017 comprised the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Base rent and tenant charges	$147,309	$114,012	$107,320
Accrued straight-line rental adjustment	3,402	2,731	1,222
Lease incentive amortization	(739)	(732)	(785)
Above/below market lease amortization	1,367	947	980
Total rental revenue	$151,339	$116,958	$108,737

The Company's commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

Year Ending December 31,	Operating Leases
2020	$96,374
2021	90,165
2022	82,862
2023	72,673
2024	61,926
Thereafter	266,467
Total	$670,467

5.	Real Estate Investments and Equity Method Investments

The Company’s real estate investments comprised the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Income producing property	Held for development	Construction in progress	Total
Land	$263,258	$5,000	$7,265	$275,523
Land improvements	58,636	—	—	58,636
Buildings and improvements	1,138,829	—	—	1,138,829
Development and construction costs	—	—	133,336	133,336
Real estate investments	$1,460,723	$5,000	$140,601	$1,606,324

	December 31, 2018
	Income producing property	Held for development	Construction in progress	Total
Land	$192,677	$2,994	$17,961	$213,632
Land improvements	53,521	—	—	53,521
Buildings and improvements	791,719	—	—	791,719
Development and construction costs	—	—	117,714	117,714
Real estate investments	$1,037,917	$2,994	$135,675	$1,176,586

2019 Operating Property Acquisitions

On February 6, 2019, the Company acquired an additional outparcel phase of Wendover Village in Greensboro, North Carolina for a contract price of $2.7 million plus capitalized acquisition costs of $0.1 million. This phase is leased by a single tenant.

On March 14, 2019, the Company acquired the office and retail portions of the One City Center project in Durham, North Carolina in exchange for a redemption of its 37% equity ownership in the joint venture with Austin Lawrence Partners, which totaled $23.0 million as of the acquisition date, and a cash payment of $23.2 million. The Company also incurred capitalized acquisition costs of $0.1 million.

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

On May 23, 2019, the Company acquired Red Mill Commons and Marketplace at Hilltop from Venture Realty Group for consideration comprised of 4.1 million Class A units of limited partnership interest in the Operating Partnership

("Class A Units" or "OP Units"), the assumption of $35.7 million of mortgage debt principal, and $4.5 million in cash. The negotiated price was $105.0 million, which contemplated the price of the Company's common stock of $15.55 per share when the purchase and sale agreement was executed. The aggregate acquisition cost was $109.3 million, which consisted of 4.1 million Class A Units valued at $68.1 million (using the price of the Company's common stock of $16.50 on the date of the acquisition), mortgage debt valued at $35.6 million, cash consideration of $4.5 million, and capitalized acquisition costs of $1.1 million. In connection with the acquisition, the Company and the Operating Partnership entered into a tax protection agreement with the contributors pursuant to which the Company and the Operating Partnership agreed, subject to certain exceptions, to indemnify the contributors for up to 10 years against certain tax liabilities incurred by them, if such liabilities result from a transaction involving a direct or indirect taxable disposition of either or both of these properties or if the Operating Partnership fails to maintain and allocate to the contributors for taxation purposes minimum levels of Operating Partnership liabilities.

On June 26, 2019, the Company acquired Thames Street Wharf, a Class A office building located in the Harbor Point development of Baltimore, Maryland, for $101.0 million in cash and $0.3 million of capitalized acquisition costs.

The following table summarizes the purchase price allocation (including acquisition costs) based on the relative fair value of the assets acquired and intangible liabilities assumed for the six operating properties acquired during the year ended December 31, 2019 (in thousands):

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

On January 29, 2018, the Company acquired Parkway Centre, a newly developed Publix-anchored shopping center in Moultrie, Georgia, for total consideration of $11.3 million (comprised of $9.6 million in cash and $1.7 million in the form of Class A Units) plus capitalized acquisition costs of $0.3 million.

On August 28, 2018, the Company acquired Lexington Square, a newly developed Lowes Foods-anchored shopping center in Lexington, South Carolina, for a purchase price of $27.0 million, consisting of cash consideration of $24.2 million and $2.8 million of additional consideration in the form of Class A Units issued during 2019. As part of this transaction, the Company also capitalized acquisition costs of $0.4 million.

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

Other 2019 Real Estate Transactions

On April 1, 2019, the Company sold Waynesboro Commons for a sale price of $1.1 million. There was no gain or loss recognized on the disposition.

On August 15, 2019, the Company sold Lightfoot Marketplace for a sale price of $30.3 million. The gain on disposition was $4.5 million. In conjunction with this sale, the Company paid off the $17.9 million note payable secured by this property. The Company retained the interest rate swap associated with the note payable.

On October 15, 2019, the Company entered into an operating agreement with a partner to develop a mixed-use project in Roswell, Georgia. The Company has an 80% interest in the partnership. On October 25, 2019, the partnership, 1023 Roswell, LLC, purchased land for a purchase price of $5.0 million in cash for this project. The Company is responsible for funding the equity requirements of this development, including the $5.0 million purchase of the land. Management has concluded that this entity is a VIE as it lacks sufficient equity to fund its operations without additional financial support. The Company is the developer of the project and has the power to direct the activities of the project that most significantly impact its performance and is the party most closely associated with the project. Therefore, the Company is the project's primary beneficiary and consolidates the project in its consolidated financial statements.

Subsequent to December 31, 2019

On January 10, 2020, the Company purchased land in Charlotte, North Carolina for a purchase price of $6.3 million for the development of a mixed-use property.

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

On January 18, 2018, the Company entered into an operating agreement with a partner to develop a Lowes Foods-anchored shopping center in Mount Pleasant, South Carolina. The Company has a 70% ownership interest in the partnership. The partnership, Market at Mill Creek Partners, LLC, acquired undeveloped land on February 16, 2018 for a contract price of $2.9 million plus capitalized acquisition costs of $0.1 million. The Company is responsible for funding the equity requirements of this development. Management has concluded that this entity is a VIE as it lacks sufficient equity to fund its operations without additional financial support. The Company was the developer of the shopping center and has the power to direct the activities of the project that most significantly impact its performance and is the party most closely associated with the project. Therefore, the Company is the project's primary beneficiary and consolidates the project in its consolidated financial statements.

On April 2, 2018, the Company acquired undeveloped land in Newport News, Virginia for less than $0.1 million. This land parcel was used in the development of the Brooks Crossing Office property.

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

Other 2017 Real Estate Transactions

On January 4, 2017, the Company acquired undeveloped land in Charleston, South Carolina for a contract price of $7.1 million plus capitalized acquisition costs of $0.2 million. The Company used the land for the development of the Hoffler Place property.

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

Equity Method Investments

One City Center

On February 25, 2016, the Company acquired a 37% interest in One City Center, a joint venture with Austin Lawrence Partners, for purposes of developing a 22-story mixed-use tower in Durham, North Carolina. The Company was a minority partner in the joint venture and served as the project's general contractor. During the years ended

December 31, 2019, 2018 and 2017, the Company invested $0.5 million, $7.3 million and $11.2 million, respectively, in One City Center.

For the period from January 1, 2019 to March 13, 2019, One City Center had operating income of $0.3 million allocated to the Company. For the year ended December 31, 2018, One City Center had operating income of $0.4 million allocated to the Company. For the year ended December 31, 2017, One City Center had no operating activity, and therefore the Company received no allocated income.

On March 14, 2019, the Company acquired the office and retail portions of One City Center in exchange for its 37% equity ownership in the joint venture and a cash payment of $23.2 million.

6.	Notes Receivable

The Company had the following loans receivable outstanding as of December 31, 2019 and December 31, 2018 ($ in thousands):

	Outstanding loan amount		Maximum loan commitment	Interest rate		Interest compounding
Development Project	December 31, 2019	December 31, 2018
1405 Point	$—	$30,238	$31,032	8.0%		Monthly
The Residences at Annapolis Junction	40,049	36,361	48,105	10.0%		Monthly
North Decatur Square	—	18,521	29,673	15.0%		Annually
Delray Plaza	12,995	7,032	15,000	15.0%		Annually
Nexton Square	15,097	14,855	17,000	10.0%	(b)	Monthly
Interlock Commercial	59,224	18,269	95,000	15.0%		None
Solis Apartments at Interlock	25,588	13,821	41,100	13.0%		Annually
Total mezzanine	152,953	139,097	$276,910
Other notes receivable	1,147	1,275
Notes receivable guarantee premium	5,271	2,800
Notes receivable discount, net (a)	—	(4,489)
Total notes receivable	$159,371	$138,683
_______________________________________
(a) Represents the remaining unamortized portion of the $5.0 million loan modification fee for The Residences at Annapolis Junction paid by the borrower in November 2018.
(b) The interest rate was 15% until October 1, 2019.

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the years ended December 31, 2019, 2018, and 2017 as follows (in thousands):

	Years Ended December 31,
Development Project	2019		2018		2017
1405 Point	$783		$2,080		$1,741
The Residences at Annapolis Junction	8,776	(a)	4,939	(a)	4,132
North Decatur Square	1,509		2,212		1,035
Delray Plaza	1,622		928		163
Nexton Square	1,962		235		—
Interlock Commercial	6,142	(b)	202		—
Solis Apartments at Interlock	2,333		55		—
Total mezzanine	23,127		10,651		7,071
Other interest income	88		78		6
Total interest income	$23,215		$10,729		$7,077
________________________________________
(a) Includes amortization of the $5.0 million loan modification fee paid by the borrower in November 2018. Additionally, the 2019 amount includes $0.5 million of interest income recognition relating to an exit fee that is due upon repayment of the loan.
(b) Includes $0.6 million of interest income recognition relating to an exit fee that is due upon repayment of the loan.

Based upon current information, there are no loans for which it is no longer probable that the Company will be able to collect all contractual amounts then due from the borrower. As of December 31, 2019 and 2018, there was no allowance for loan losses. During the years ended December 31, 2019, 2018, and 2017, there was no provision for loan losses recorded for any of the Company's notes receivable.

1405 Point

On October 15, 2015, the Company entered into a note receivable with a maximum principal balance of $28.2 million for the 1405 Point project in the Harbor Point area of Baltimore, Maryland (also known as Point Street Apartments).

On April 24, 2019, the Company exercised its option to purchase 79% of the interest in the partnership that owns 1405 Point in exchange for extinguishing its note receivable on the project and a cash payment of $0.3 million. The Company consolidated the project in its consolidated financial statements for the year ended December 31, 2019. The project was acquired subject to a loan payable of $64.9 million.

The Residences at Annapolis Junction

On April 21, 2016, the Company entered into a note receivable with a maximum principal balance of $48.1 million in the Annapolis Junction residential component of the Annapolis Junction Town Center project in Maryland ("Annapolis Junction"). Annapolis Junction is an apartment development project with 416 residential units. It is part of a mixed-use development project that is also planned to have 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC ("AJAO") is the developer of the residential component and engaged the Company to serve as construction general contractor for the residential component. Annapolis Junction opened during 2017 and 2018 and is currently in lease-up.

AJAO secured a senior construction loan of up to $60.0 million to fund the development and construction of Annapolis Junction's residential component on September 30, 2016. The Company agreed to guarantee up to $25.0 million of the senior construction loan in exchange for the option to purchase up to an 88% controlling interest in Annapolis Junction upon completion of the project as follows: (i) an option to purchase an 80% indirect interest in Annapolis Junction's residential component for 91% of the lesser of the seller’s budgeted or actual cost, exercisable within one year from the project’s completion (the "First Option") and (ii) provided that the Company exercised the First Option, an option to purchase an additional 8% indirect interest in Annapolis Junction for 9% of the lesser of the seller’s actual or budgeted cost, exercisable within 27 months from the project’s completion (the "Second Option"). Interest on the AJAO loan accrues at 10.0% per annum.

On November 16, 2018, AJAO refinanced the senior construction loan with a one year senior loan of $83.0 million. This senior loan includes two six-month extension options subject to minimum debt yields and minimum debt service coverage ratios. Concurrent with the refinancing of the senior construction loan, the Company agreed to modify the mezzanine loan receivable with AJAO as follows:

•The Company agreed to guarantee $8.3 million of the new senior loan;
•The Company agreed to extend the maturity of the mezzanine loan, which will mature concurrently with the new senior loan;
•The Company terminated its rights under the purchase options;
•AJAO paid a modification fee of $5.0 million;
•AJAO will pay an exit fee of $3.0 million upon full repayment of the loan; and
•AJAO paid down $11.1 million of the outstanding mezzanine loan balance, which was comprised of a $9.9 million payment of accrued interest and a $1.2 million payment of principal.

The fee of $5.0 million paid by AJAO was accounted for as a loan discount that was recognized as interest income over the one year loan term from November 2018 to November 2019 using the effective interest method. On December 1, 2019, the first six-month extension option for the senior loan was exercised, and the Company's mezzanine loan was extended in tandem. AJAO will pay an exit fee of $3.0 million upon full repayment of the loan, which is being recognized through the current remaining term of the loan as interest income using the effective interest method.

Management has concluded that this entity is a VIE. Because AJAO is the developer of Annapolis Junction, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

North Decatur Square

On May 15, 2017, the Company invested in the development of an estimated $34.0 million Whole Foods-anchored center located in Decatur, Georgia. The Company's investment was in the form of a mezzanine loan of up to $21.8 million to the developer, North Decatur Square Holdings, LLC ("NDSH"). Interest on the loan had accumulated at a rate of 15.0% per annum. During 2018, this loan was modified to increase the maximum amount of the loan to $29.7 million due to an increase in the square footage of the Whole Foods store.

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

On December 4, 2018, the Company entered into a mezzanine loan agreement with Brighton, which provides for a maximum capacity of $17.0 million. The previous loan was repaid from proceeds of the mezzanine loan. This note originally bore interest at a rate of 15% per annum which decreased to 10.0% upon completion of certain portions of the project. The modified note matures on the earliest of (i) December 4, 2020, (ii) the maturity date of the senior construction loan, including any extension options available and exercised under that loan, or (iii) the date of any sale, transfer, or refinancing of the project.

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

Guarantee liabilities

As of December 31, 2019, the Company had outstanding payment guarantees for the senior loans on Residences at Annapolis Junction, Delray Plaza, Nexton Square, and Interlock Commercial as described above. As of December 31, 2019 and 2018, the Company has recorded a guarantee liability of $5.3 million and $2.8 million, respectively, representing their unamortized fair value. These guarantees are classified as other liabilities on the Company's consolidated balance sheets, with a corresponding adjustment to the notes receivable balance on the consolidated balance sheets. See Note 18 for additional information on the Company's outstanding guarantees.

7.	Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of December 31, 2019 during the year ending December 31, 2020.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the year ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31, 2019		Year ended December 31, 2018
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$1,358	$3,037	$245	$3,591
Revenue recognized that was included in the balance at the beginning of the period	—	(3,037)	—	(3,591)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	6,283	—	4,243
Transferred to receivables	(2,557)	—	(245)	—
Construction contract costs and estimated earnings not billed during the period	249	—	352	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	1,199	(977)	1,006	(1,206)
Ending balance	$249	$5,306	$1,358	$3,037

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $0.9 million and $1.4 million were deferred as of December 31, 2019 and 2018, respectively. Amortization of pre-contract costs for the years ended December 31, 2019 and 2018 was $0.6 million and less than $0.1 million, respectively.

Construction receivables and payables include retentions—amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2019 and 2018, construction receivables included retentions of $9.0 million and $8.5 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2019 during the year ending December 31, 2020. As of December 31, 2019 and 2018, construction payables included retentions of $18.0 million and $21.6 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2019 during the year ending December 31, 2020.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Costs incurred on uncompleted construction contracts	$695,564	$594,006
Estimated earnings	24,553	20,375
Billings	(725,174)	(616,060)
Net position	$(5,057)	$(1,679)

Construction contract costs and estimated earnings in excess of billings	$249	$1,358
Billings in excess of construction contract costs and estimated earnings	(5,306)	(3,037)
Net position	$(5,057)	$(1,679)

The Company's balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) for each of the three years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning backlog	$165,863	$49,167	$217,718
New contracts/change orders	182,495	192,852	25,224
Work performed	(105,736)	(76,156)	(193,775)
Ending backlog	$242,622	$165,863	$49,167

The Company expects to complete a majority of the uncompleted contracts as of December 31, 2019 during the next 12 to 18 months.

8.	Indebtedness

The Company’s indebtedness comprised the following as of December 31, 2019 and 2018 (dollars in thousands):

	Principal Balance		Interest Rate (a)		Maturity Date
	December 31,		December 31,
	2019	2018	2019
Secured Debt
North Point Center Note 1 (b)	$—	$9,352	6.45%		February 5, 2019
Lightfoot Marketplace (c)	—	10,500	LIBOR + 1.75%		October 12, 2023
Hoffler Place (d)	29,059	11,445	LIBOR + 3.24%		January 1, 2021
Summit Place (d)	28,824	11,057	LIBOR + 3.24%		January 1, 2021
Southgate Square	20,562	21,442	LIBOR + 1.60%		April 29, 2021
Encore Apartments (e)	24,842	24,966	3.25%		September 10, 2021
4525 Main Street (e)	31,876	32,034	3.25%		September 10, 2021
Red Mill West	11,296	—	4.23%		June 1, 2022
Thames Street Wharf	70,000	—	LIBOR + 1.30%		June 26, 2022
Hanbury Village	18,515	19,019	3.78%		August 15, 2022
Marketplace at Hilltop	10,517	—	4.42%		October 1, 2022
1405 Point	53,000	—	LIBOR + 2.25%		January 1, 2023
Socastee Commons	4,567	4,671	4.57%		January 6, 2023
Sandbridge Commons	8,020	8,258	LIBOR + 1.75%		January 17, 2023
Wills Wharf	29,154	—	LIBOR + 2.25%		June 26, 2023
249 Central Park Retail (f)	16,828	17,045	LIBOR + 1.60%	(g)	August 10, 2023
Fountain Plaza Retail (f)	10,127	10,257	LIBOR + 1.60%	(g)	August 10, 2023
South Retail (f)	7,388	7,483	LIBOR + 1.60%	(g)	August 10, 2023
One City Center	25,286	—	LIBOR + 1.85%		April 1, 2024
Red Mill Central	2,538	—	4.80%		June 17, 2024
Premier Apartments (h)	16,750	12,873	LIBOR + 1.55%		October 31, 2024
Premier Retail (h)	8,250	6,341	LIBOR + 1.55%		October 31, 2024
Red Mill South	6,137	—	3.57%		May 1, 2025
Brooks Crossing Office	14,411	6,910	LIBOR + 1.60%		July 1, 2025
Market at Mill Creek	14,727	7,283	LIBOR + 1.55%		July 12, 2025
Johns Hopkins Village	51,800	52,708	LIBOR + 1.25%	(g)	August 7, 2025
North Point Center Note 2	2,214	2,346	7.25%		September 15, 2025
Lexington Square	14,696	14,940	4.50%		September 1, 2028
Red Mill North	4,394	—	4.73%		December 31, 2028
Greenside Apartments	34,000	25,902	3.17%		December 15, 2029
Smith's Landing	18,174	18,985	4.05%		June 1, 2035
Liberty Apartments	14,165	14,437	5.66%		November 1, 2043
The Cosmopolitan	43,702	44,468	3.35%		July 1, 2051
Total secured debt	$645,819	$394,722
Unsecured Debt
Senior unsecured revolving credit facility	110,000	126,000	LIBOR+1.30%-1.85%		January 24, 2024
Senior unsecured term loan	44,500	80,000	LIBOR+1.25%-1.80%		January 24, 2025
Senior unsecured term loan	160,500	100,000	LIBOR+1.25%-1.80%	(g)	January 24, 2025
Total unsecured debt	$315,000	$306,000
Total principal balances	$960,819	$700,722
Unamortized fair value adjustments	(878)	(1,173)
Unamortized debt issuance costs	(9,404)	(5,310)
Indebtedness, net	$950,537	$694,239
________________________________________
(a) LIBOR rate is determined by individual lenders.
(b) On January 31, 2019, North Point Note 1 was paid off.
(c) On August 15, 2019, Lightfoot Note was paid off upon the sale of the property.
(d) Cross collateralized.

(e) Cross collateralized.
(f) Cross collateralized.
(g) Includes debt subject to interest rate swap agreements.
(h) Cross collateralized.

The Company’s indebtedness was comprised of the following fixed and variable-rate debt as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Fixed-rate debt	$488,276	$348,426
Variable-rate debt	472,543	352,296
Total principal balance	$960,819	$700,722

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2019, the Company was in compliance with all loan covenants.

Scheduled principal repayments and maturities during each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Scheduled Principal Payments	Maturities	Total Payments
2020	$10,191	$—	$10,191
2021	10,914	132,124	143,038
2022	9,683	106,691	116,374
2023	7,752	124,677	132,429
2024	6,982	157,978	164,960
Thereafter	72,749	321,078	393,827
Total	$118,271	$842,548	$960,819

Credit Facility

On October 3, 2019, the Operating Partnership entered into an amended and restated credit agreement (the "credit agreement"), which provides for a $355.0 million credit facility comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks. The amended credit facility replaces the prior $150.0 million revolving credit facility, which was scheduled to mature on October 26, 2021, and the prior $205.0 million term loan facility, which was scheduled to mature on October 26, 2022.

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

The revolving credit facility bears interest at LIBOR (the London Inter-Bank Offered Rate) plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility. As of December 31, 2019, the interest rates on the revolving credit facility and the term loan facility were 3.26% and 3.21%, respectively. If the Company attains investment grade credit ratings from S&P and Moody’s, the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

Other 2019 Financing Activity

On January 31, 2019, the Company paid off North Point Center Note 1.

On March 11, 2019, the Company received $7.4 million of additional funding on the loan secured by Lightfoot Marketplace. On August 15, 2019, the Company sold the property and paid off the outstanding balance of $17.9 million. The Company retained the interest rate swap associated with the loan.

On March 14, 2019, the Company obtained a loan secured by One City Center in the amount of $25.6 million in conjunction with the acquisition of this property. This loan may be increased to $27.6 million subject to certain conditions. The loan bears interest at a rate of LIBOR plus a spread of 1.85% and will mature on April 1, 2024.

On April 24, 2019, the Company exercised its option to purchase 79% of the partnership that owns 1405 Point in exchange for extinguishing its note receivable on the project and a cash payment of $0.3 million. The project was acquired subject to a loan payable of $64.9 million, which was recorded at its fair value of $65.8 million. On December 27, 2019, the Company extended and modified the 1405 Point loan. The Company decreased the balance on the loan to $53.0 million by paying the balance of $12.3 million. The loan matures on January 1, 2023 and bears interest at a rate of LIBOR plus a spread of 2.25%; this spread will decrease to 2.00% upon achieving Debt Yield of 8.5% and further to 1.75% upon achieving Debt Yield of 9.5% (as defined in the loan agreement).

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

On December 12, 2019, the Company refinanced the Greenside loan. The Company increased the balance to $34.0 million by receiving additional proceeds of $5.1 million. The loan bears interest at a rate of 3.17% and will mature on December 15, 2029.

During the year ended December 31, 2019, the Company borrowed $96.3 million under its construction loans to fund development and construction.

Subsequent to December 31, 2019

Borrowings under the revolving credit facility were $130.0 million on February 20, 2020.

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

On October 12, 2018, the Company extended and modified the note secured by Lightfoot Marketplace. The Company borrowed an initial tranche of $10.5 million on this note, which bore interest at a rate of LIBOR plus a spread of 1.75%. The Company simultaneously entered into an interest rate swap agreement that effectively fixed the interest rate of the initial tranche at 4.77% per annum. On March 11, 2019, the Company received $7.4 million of additional funding under this note. On August 15, 2019, the Company paid off the $17.9 million outstanding balance of the note in conjunction with the sale of the property.

During the year ended December 31, 2018, the Company borrowed $86.9 million under its existing construction loans to fund new development and construction and repaid $10.5 million in conjunction with the sale of the River City industrial facility.

Other 2017 Financing Activity

On February 1, 2017, the Company paid off the North Point Center Note 5 in full for $0.6 million.

On February 24, 2017, the Company secured a $29.8 million construction loan for the Greenside project in Charlotte, North Carolina.

On April 7, 2017, the Company paid off the Harrisonburg Regal note in full for $3.2 million.

On April 19, 2017, the Company entered into a second amendment to the credit agreement for the Lightfoot Marketplace loan, which amended certain definitions and covenant requirements.

On June 29, 2017, the Company secured a $27.9 million construction loan for the Premier Apartments project in Virginia Beach, Virginia.

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

During the three years ended December 31, 2019, the Company had the following LIBOR interest rate caps, which are not designated as cash flow hedges for accounting purposes ($ in thousands):

Origination Date	Expiration Date	Notional Amount	Strike Rate	Premium Paid
10/26/2015	10/15/2017	$75,000	1.25%	$137
2/25/2016	3/1/2018	75,000	1.50%	57
6/17/2016	6/17/2018	70,000	1.00%	150
2/7/2017	3/1/2019	50,000	1.50%	187
6/23/2017	7/1/2019	50,000	1.50%	154
9/18/2017	10/1/2019	50,000	1.50%	199
11/28/2017	12/1/2019	50,000	1.50%	359
3/7/2018	4/1/2020	50,000	2.25%	310
7/16/2018	8/1/2020	50,000	2.50%	319
12/11/2018	1/1/2021	50,000	2.75%	210
5/15/2019	6/1/2022	100,000	2.50%	288
				$2,370

As of December 31, 2019, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR	2.00%	3.45%	3/1/2016	2/20/2020
Senior unsecured term loan	50,000		1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
John Hopkins Village	51,800	(a)	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	(a)(b)	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	34,342	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Total	$246,642
________________________________________

(a) Designated as a cash flow hedge.
(b) Prior to August 15, 2019, this swap was used as a hedge for the cash flows for the loan secured by Lightfoot Marketplace.

For the interest rate swaps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the Consolidated Statements of Comprehensive Income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates reclassifying approximately $1.4 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives comprised the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$100,000	$—	$(1,992)	$100,000	$303	$(749)
Interest rate caps	250,000	25	—	350,000	1,790	—
Total derivatives not designated as accounting hedges	350,000	25	(1,992)	450,000	2,093	(749)
Derivatives designated as accounting hedges
Interest rate swaps	146,642	—	(5,728)	63,208	—	(1,725)
Total derivatives	$496,642	$25	$(7,720)	$513,208	$2,093	$(2,474)

The changes in the fair value of the Company’s derivatives during the years ended December 31, 2019, 2018, and 2017 was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Interest rate swaps	$(6,050)	$(2,281)	$770
Interest rate caps	(2,053)	(564)	357
Total change in fair value of interest rate derivatives	$(8,103)	$(2,845)	$1,127
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$(3,599)	$(951)	$1,127
Unrealized cash flow hedge losses	(4,504)	(1,894)	—
Total change in fair value of interest rate derivatives	$(8,103)	$(2,845)	$1,127

Subsequent to December 31, 2019

On January 10, 2020, the Company entered into a LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.75% for a premium of $0.1 million. The interest rate cap agreement will expire on February 1, 2022.

On January 28, 2020, the Company entered into an additional LIBOR interest rate cap agreement on a notional amount of $50.0 million at a strike rate of 1.75% for a premium of $0.1 million. The interest rate cap agreement will expire on February 1, 2022.

10.	Equity

Stockholders’ Equity

As of December 31, 2019 and 2018, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 56.3 million and 50.0 million shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively. The Company had 2.5 million shares of its Series A Preferred Stock (as defined below) issued and outstanding as of December 31, 2019. No shares of preferred stock were issued and outstanding as of December 31, 2018.

On May 4, 2016, the Company commenced an at-the-market continuous equity offering program (the "2016 ATM Program") through which the Company was able to, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $75.0 million. During the year ended December 31, 2017, the Company issued and sold 450,890 shares of common stock at a weighted average price of $14.08 per share under the 2016 ATM Program, receiving net proceeds after offering costs and commissions of $6.2 million.

On May 12, 2017, the Company completed an underwritten public offering of 6,900,000 shares of common stock at a public offering price of $13.00 per share, which resulted in net proceeds after offering costs and commissions of $85.3 million.

On February 26, 2018, the Company commenced an at-the-market continuous equity offering program (the "2018 ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock. Upon commencing the 2018 ATM Program, the Company simultaneously terminated the 2016 ATM Program. On August 6, 2019, the Company entered into amendments (the "Amendments") to the separate sales agreements related to the 2018 ATM Program, which, among other things, increased the aggregate offering price of shares of the Company’s common stock under the ATM Program from $125.0 million to $180.7 million. During the years ended December 31, 2019 and 2018, the Company issued and sold 5,871,519 and 4,617,409 shares of common stock at a weighted average price of $16.76 and $14.39 per share under the 2018 ATM Program, receiving net proceeds after offering costs and commissions of $97.0 million and $65.2 million, respectively.

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

Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July and October. The first dividend on the Series A Preferred Stock was paid on October 15, 2019. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A Preferred Stock will rank senior to the Company's common stock with respect to the payment of distributions and other amounts. Except in instances relating to preservation of the Company's qualification as a REIT or pursuant to the Company’s special optional redemption right, the Series A Preferred Stock is not redeemable prior to June 18, 2024. On and after June 18, 2024, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but excluding, the redemption date.

Upon the occurrence of a change of control (as defined in the articles supplementary designating the terms of the Series A Preferred Stock), the Company has a special optional redemption right that enables it to redeem the Series A Preferred Stock, in whole or in part and within 120 days after the first date on which a change of control has occurred resulting in neither the Company nor the surviving entity having a class of common stock listed on the New York Stock Exchange, NYSE American, or NASDAQ or the acquisition of beneficial ownership of its stock entitling a person to exercise more than 50% of the total voting power of all our stock entitled to vote generally in election of directors. The special optional redemption price is $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but excluding, the date of redemption.

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

Noncontrolling Interests

As of December 31, 2019 and 2018, the Company held a 72.6% and 74.5% common interest in the Operating Partnership, respectively. As of December 31, 2019, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $63.3 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 72.6% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. As of December 31, 2019, there were 21,272,962 Class A Units of limited partnership interest in the Operating partnership not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $4.5 million relates to the minority partners' interest in certain joint venture entities as of December 31, 2019, including 1405 Point and Hoffler Place. The noncontrolling interest for the consolidated entities under development or construction was zero as of December 31, 2018.

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

On May 23, 2019, the Operating Partnership issued 4,125,759 Class A Units valued at $68.1 million in connection with the acquisitions of Red Mill Commons and Marketplace at Hilltop.

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

On October 1, 2019, due to a holder of Class A Units tendering 4,896 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request through the issuance of an equal number of shares of common stock.

On December 16, 2019, the Operating Partnership issued additional 110,754 Class A Units valued at $2.1 million due to the satisfaction of certain leasing requirements associated with the 2018 acquisition of Lexington Square.

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

Dividends and Class A Unit Distributions

During the years ended December 31, 2019, 2018, and 2017, the Company declared dividends per common share and distributions per unit of $0.84, $0.80, and $0.76, respectively. During the years ended December 31, 2019, 2018, and 2017, these common stock dividends totaled $45.4 million, $38.7 million, and $31.1 million, respectively, and these Operating Partnership distributions totaled $16.9 million, $13.8 million, and $12.6 million, respectively.

The tax treatment of dividends paid to common stockholders during the years ended December 31, 2019, 2018, and 2017 was as follows (unaudited):

	Years ended December 31,
	2019	2018	2017
Capital gains	10.62%	9.49%	9.06%
Ordinary income	68.83%	63.40%	71.59%
Return of capital	20.55%	27.11%	19.35%
Total	100.00%	100.0%	100.0%

During the year ended December 31, 2019 the Company declared dividends of $0.970315 per share to holders of Series A Preferred Stock totaling $2.5 million. The Company did not have dividends for preferred shares during the years ended December 31, 2018 and 2017.

Subsequent to December 31, 2019

On January 2, 2020, the Company paid cash dividends of $11.8 million to common stockholders and the Operating Partnership paid cash distributions of $4.5 million to holders of Class A Units. These dividends and distributions were declared and accrued as of December 31, 2019.

On January 15, 2020, the Company paid cash dividends of $1.1 million to the holders of the Series A Preferred Stock. These dividends were declared and accrued as of December 31, 2019.

On February 20, 2020, the Company announced that its Board of Directors declared a cash dividend of $0.22 per common share for the first quarter of 2020. This represents a 4.8% increase over the prior quarter's cash dividend. The first quarter dividend will be payable in cash on April 2, 2020 to stockholders of record on March 25, 2020.

On February 20, 2020, the Company announced that its Board of Directors declared a cash dividend of $0.421875 per share of Series A Preferred Stock for the first quarter of 2020. The dividend will be payable in cash on April 15, 2020 to stockholders of record on April 1, 2020.

11.	Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of December 31, 2019, the Company had 890,990 shares of common stock reserved for issuance under the Equity Plan.

During the years ended December 31, 2019, 2018, and 2017, the Company granted an aggregate of 154,030, 164,241 and 118,361 shares of restricted stock to employees and nonemployee directors, respectively. The grant date fair value of the restricted stock awards granted during the years ended December 31, 2019, 2018, and 2017 was $2.4 million, $2.2 million and $1.7 million, respectively. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Nonemployee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the years ended December 31, 2019, 2018, and 2017, the Company recognized $2.4 million, $2.0 million and $1.5 million of stock-based compensation, respectively. As of December 31, 2019, the total unrecognized compensation cost related to nonvested restricted shares was $0.1 million, substantially all of which the Company expects to recognize over the next 15 months.

Compensation cost relating to stock-based compensation for the years ended December 31, 2019, 2018, and 2017 was recorded as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
General and administrative expense	$1,211	$1,073	$977
General contracting and real estate services expenses	402	213	335
Capitalized in conjunction with development projects	746	661	408
Total stock-based compensation cost	$2,359	$1,947	$1,720

The following table summarizes the changes in the Company’s nonvested restricted stock awards during the year ended December 31, 2019:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2019	125,229	$13.68
Granted	154,030	15.43
Vested	(134,346)	14.39
Forfeited	(961)	14.24
Nonvested as of December 31, 2019	143,952	$14.88

Restricted stock awards granted and vested during the year ended December 31, 2019 include 19,245 shares tendered by employees to satisfy minimum statutory tax withholding obligations.

12.	Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs — quoted prices in active markets for identical assets or liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net	$950,537	$958,421	$694,239	$688,437
Notes receivable	159,371	159,371	138,683	138,683
Interest rate swap liabilities	7,720	7,720	2,474	2,474
Interest rate swap and cap assets	25	25	2,093	2,093

13.	Income Taxes

The income tax benefit (provision) for the years ended December 31, 2019, 2018, and 2017 comprised the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal income taxes:
Current	$430	$(14)	$(516)
Deferred	(20)	37	(131)
State income taxes:
Current	85	(1)	(62)
Deferred	(4)	7	(16)
Income tax benefit (provision)	$491	$29	$(725)

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

As of December 31, 2019 and 2018, the Company had $0.9 million and $0.4 million, respectively, of net deferred tax assets representing net operating losses of the TRS that are being carried forward and basis differences in the assets of the TRS. The deferred tax assets are presented within other assets in the consolidated balance sheets.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2019 and 2018. The Company is generally subject to examination by the applicable taxing authorities for the tax years 2016 through 2019. The Company does not currently have any ongoing tax examinations by taxing authorities.

14.	Other Assets

Other assets were comprised of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Leasing costs, net	$11,357	$10,881
Leasing incentives, net	2,855	3,592
Interest rate swaps and caps	25	2,093
Prepaid expenses and other	12,192	9,836
Preacquisition and predevelopment costs	6,472	1,214
Other assets	$32,901	$27,616

15.	Other Liabilities

Other liabilities were comprised of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Dividends and distributions payable	$17,477	$13,527
Deferred ground rent payable (a)	—	9,287
Acquired lease intangibles, net	21,300	12,678
Prepaid rent and other	8,604	3,509
Security deposits	2,673	1,927
Interest rate swaps	7,720	2,475
Guarantee Liability	5,271	2,800
Other liabilities	$63,045	$46,203

________________________________________
(a) Effective with the adoption of ASC 842 on January 1, 2019, deferred ground rent payable is included in operating lease right-of-use assets on the consolidated balance sheets.

16.	Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2019 (in thousands):

	December 31, 2019
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$112,555	$47,341	$65,214
Above-market lease assets	7,039	3,551	3,488
Below-market ground lease assets
Below-market operating ground lease assets	1,920	352	1,568
Below-market finance ground lease assets	6,629	102	6,527
Below-market lease liabilities	29,575	8,275	21,300

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2018 (in thousands):

	December 31, 2018
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$57,689	$32,370	$25,319
Above-market lease assets	4,917	2,676	2,241
Below-market ground lease assets
Below-market operating ground lease assets	1,920	299	1,621
Below-market finance ground lease assets (a)	—	—	—
Below-market lease liabilities	18,692	6,014	12,678

________________________________________
(a) All of the Company's leases were classified as Operating Leases prior to 2019.

During the years ended December 31, 2019, 2018, and 2017, the Company recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Years Ended December 31,
	2019	2018	2017
Intangible lease assets
In-place lease assets	$14,971	$7,676	$9,732
Above-market lease assets	875	753	783
Below-market ground lease assets
Amortization of below-market operating ground lease assets (a)	53	53	53
Amortization of below-market finance ground lease assets (a)(b)	102	—	—
Intangible lease liabilities
Below-market lease liabilities	2,261	1,754	1,762
________________________________________
(a) Prior to 2019, Amortization of Below Market Ground Leases was included in Rental Expenses. With the adoption of ASC 842 on 1/1/2019, Amortization of below market ground rents became a component of the amortization of the right-of-use assets of Operating and Finance Leases, respectively.
(b) All of the Company's leases were classified as Operating Leases prior to 2019.

As of December 31, 2019, the weighted-average remaining lives of in-place lease assets, above-market lease assets, below-market lease liabilities, below-market ground lease assets - operating and below-market ground lease assets - finance were 7.8 years, 5.2 years, 11.5 years, 29.5 years, and 41.2 years, respectively. As of December 31, 2019, the weighted-average remaining life of below-market lease renewal options was 12.2 years.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

		Depreciation and
	Rental Revenues	Amortization
Year ending December 31,
2020	$1,522	$12,360
2021	1,545	9,858
2022	1,552	8,312
2023	1,413	6,823
2024	1,411	5,609

17.	Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these consolidated financial statements. Revenue from construction contracts with related party entities of the Company was $5.7 million, $1.5 million and $7.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Gross profits from such contracts were $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, there was $1.9 million and $0.2 million, respectively, outstanding from related parties of the Company included in net construction receivables. Real estate services fees from affiliated entities of the Company were not material for any of the years ended December 31, 2019, 2018, and 2017. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the years ended December 31, 2019, 2018, and 2017.

The general contracting services described above include contracts with an aggregate price of $79.3 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage to be located in Virginia Beach, Virginia. The developer is owned in part by executives of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in October and December 2019 and are projected to result in aggregate gross profit of $3.0 million to the Company, representing a gross profit margin of 4.0%. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, which remains outstanding as of December 31, 2019.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the payment guarantees made by the Company as of December 31, 2019 (in thousands):

Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial	30,654
Total	$56,734

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens, and defect bonds. Such bonds collectively totaled $4.3 million and $34.8 million as of December 31, 2019 and 2018, respectively. In addition, as of December 31, 2019, the Company has issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project.

The Operating Partnership has entered into standby letters of credit related to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of December 31, 2019, the Operating Partnership had an outstanding letter of credit of $9.5 million, as noted above. As of December 31, 2018, the Operating Partnership had an outstanding letter of credit of $2.1 million related to the guarantee on the Point Street Apartments senior construction loan.

Concentrations of Credit Risk

The majority of the Company’s properties are located in Hampton Roads, Virginia. For the years ended December 31, 2019, 2018, and 2017, rental revenues from Hampton Roads properties represented 48%, 53% and 53%,  respectively, of the Company’s rental revenues. Many of the Company’s Hampton Roads properties are located in the Town Center of Virginia Beach. For the years ended December 31, 2019, 2018, and 2017, rental revenues from Town Center properties represented 31%, 38% and 38%, respectively, of the Company’s rental revenues.

A group of three construction customers comprised 67%, 55%, and 41% of the Company’s general contracting and real estate services revenues for the years ended December 31, 2019, 2018, and 2017, respectively. The same customers represented 66%, 28%, and 20% of the Company’s general contracting and real estate services segment gross profit for the years ended December 31, 2019, 2018, and 2017, respectively.

19.	Selected Quarterly Financial Data (Unaudited)

The following tables summarize certain selected quarterly financial data for 2019 and 2018 (in thousands, except per share data):

	2019 Quarters
	First	Second	Third	Fourth
Rental revenues	$30,909	$36,378	$42,220	$41,832
General contracting and real estate services revenues	17,036	21,444	27,638	39,741
Net operating income	21,806	26,333	29,359	28,869
Net income	6,514	5,826	12,063	7,855
Net income attributable to common stockholders	4,884	4,412	7,079	5,223
Net income attributable to common stockholders per share (basic and diluted)	$0.10	$0.08	$0.13	$0.09

	2018 Quarters
	First	Second	Third	Fourth
Rental revenues	$28,699	$28,598	$28,930	$30,731
General contracting and real estate services revenues	23,050	20,654	19,950	12,705
Net operating income	20,098	19,908	19,964	21,114
Net income	6,983	5,945	5,669	4,895
Net income attributable to common stockholders	5,040	4,319	4,202	3,642
Net income attributable to common stockholders per share (basic and diluted)	$0.11	$0.09	$0.09	$0.07

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation
December 31, 2019

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount (1)	Acquisition
Office
4525 Main Street	$31,876		$982	$—	$46,282	$982	$46,282	$47,264	$8,097	$39,167	2014
Armada Hoffler Tower	—	(2)	1,976	—	63,304	1,976	63,304	65,280	34,237	31,043	2002
Brooks Crossing Office	14,411		295	—	19,709	295	19,709	20,004	462	19,542	2016
One City Center	25,286		2,911	28,202	4,632	2,911	32,834	35,745	661	35,084	2018/2019
One Columbus	—	(2)	960	10,269	12,009	960	22,278	23,238	11,958	11,280	1984
Thames Street Wharf	70,000		15,861	64,689	63	15,861	64,752	80,613	858	79,755	2010/2019
Two Columbus	—	(2)	53	—	20,704	53	20,704	20,757	8,747	12,010	2009
Wills Wharf	29,154		—	—	84,119	—	84,119	84,119	—	84,119	2019	(4)
Total office	$170,727		$23,038	$103,160	$250,822	$23,038	$353,982	$377,020	$65,020	$312,000
Retail
249 Central Park Retail	$16,828		$712	$—	$15,703	$712	$15,703	$16,415	$9,406	$7,009	2004
Alexander Pointe	—	(2)	4,050	4,880	149	4,050	5,029	9,079	950	8,129	1997/2016
Apex Entertainment (Dick's)	—	(2)	67	—	10,596	67	10,596	10,663	4,778	5,885	2002
Bermuda Crossroads	—	(2)	5,450	10,641	1,431	5,450	12,072	17,522	2,951	14,571	2001/2013
Broad Creek Shopping Center	—	(2)	—	—	9,135	—	9,135	9,135	4,327	4,808	1997-2001
Broadmoor Plaza	—	(2)	2,410	9,010	966	2,410	9,976	12,386	1,843	10,543	1980/2016
Brooks Crossing Retail	—		359	—	2,334	359	2,334	2,693	229	2,464	2016
Columbus Village	—	(2)	7,631	10,135	7,028	7,631	17,163	24,794	2,512	22,282	1980/2015
Columbus Village II	—	(2)	14,536	10,922	64	14,536	10,986	25,522	1,364	24,158	1995/2016
Commerce Street Retail	—	(2)	118	—	3,307	118	3,307	3,425	1,697	1,728	2008
Courthouse 7-Eleven	—	(2)	1,007	—	1,044	1,007	1,044	2,051	217	1,834	2011
Dimmock Square	—	(2)	5,100	13,126	314	5,100	13,440	18,540	2,034	16,506	1998/2014
Fountain Plaza Retail	10,127		425	—	7,251	425	7,251	7,676	3,585	4,091	2004
Gainsborough Square	—	(2)	2,229	—	7,590	2,229	7,590	9,819	3,662	6,157	1999
Greentree Shopping Center	—	(2)	1,103	—	4,036	1,103	4,036	5,139	888	4,251	2014
Hanbury Village	18,515	(3)	3,793	—	19,579	3,793	19,579	23,372	7,486	15,886	2006
Harper Hill Commons	—	(2)	2,840	8,510	263	2,840	8,773	11,613	1,169	10,444	2004/2016
Harrisonburg Regal	—		1,554	—	4,148	1,554	4,148	5,702	2,203	3,499	1999
Indian Lakes Crossing	—	(2)	7,009	2,274	30	7,009	2,304	9,313	171	9,142	2008/2018
Lexington Square	14,696		3,035	20,581	110	3,035	20,691	23,726	915	22,811	2017/2018
Market at Mill Creek	14,727		2,243	—	20,386	2,243	20,386	22,629	415	22,214	2018
Marketplace at Hilltop	10,517		2,023	19,886	35	2,023	19,921	21,944	388	21,556	2000/2019

North Hampton Market	—	(2)	7,250	10,210	602	7,250	10,812	18,062	1,811	16,251	2004/2016
North Point Center	2,214	(3)	1,936	—	25,716	1,936	25,716	27,652	14,353	13,299	1998
Oakland Marketplace	—	(2)	1,850	3,370	690	1,850	4,060	5,910	932	4,978	2004/2016
Parkway Centre	—	(2)	1,372	7,864	105	1,372	7,969	9,341	470	8,871	2017/2018
Parkway Marketplace	—	(2)	1,150	—	3,832	1,150	3,832	4,982	2,010	2,972	1998
Patterson Place	—	(2)	15,059	20,180	631	15,059	20,811	35,870	2,638	33,232	2004/2016
Perry Hall Marketplace	—	(2)	3,240	8,316	424	3,240	8,740	11,980	1,555	10,425	2001/2015
Premier Retail	8,250		318	—	14,216	318	14,216	14,534	434	14,100	2018
Providence Plaza	—	(2)	9,950	12,369	1,454	9,950	13,823	23,773	1,904	21,869	2007/2015
Red Mill Commons	24,365	(3)	44,252	30,348	98	44,252	30,446	74,698	921	73,777	2000/2019
Renaissance Square	—	(2)	6,730	8,439	186	6,730	8,625	15,355	927	14,428	2008/2016
Sandbridge Commons	8,020		4,825	—	7,332	4,825	7,332	12,157	1,500	10,657	2015
Socastee Commons	4,567		2,320	5,380	147	2,320	5,527	7,847	940	6,907	2000/2015
South Retail	7,388		190	—	8,123	190	8,123	8,313	4,527	3,786	2002
South Square	—	(2)	14,130	12,670	757	14,130	13,427	27,557	1,966	25,591	1977/2016
Southgate Square	20,562		10,238	25,950	4,352	10,238	30,302	40,540	3,257	37,283	1991/2016
Southshore Shops	—	(2)	1,770	6,509	84	1,770	6,593	8,363	710	7,653	2006/2016
Stone House Square	—	(2)	6,360	16,350	561	6,360	16,911	23,271	2,735	20,536	2008/2015
Studio 56 Retail	—	(2)	76	—	2,532	76	2,532	2,608	994	1,614	2007
Tyre Neck Harris Teeter	—	(2)	—	—	3,306	—	3,306	3,306	1,255	2,051	2011
Wendover Village	—	(2)	19,893	22,638	429	19,893	23,067	42,960	2,451	40,509	2004/2016-2019
Total retail	$160,776		$220,603	$300,558	$191,076	$220,603	$491,634	$712,237	$101,480	$610,757
Multifamily
1405 Point	$53,000		$—	$95,466	$2,106	$—	$97,572	$97,572	$2,109	$95,463	2018/2019
Encore Apartments	24,842		1,293	—	30,322	1,293	30,322	31,615	5,144	26,471	2014
Greenside Apartments	34,000		5,711	—	45,012	5,711	45,012	50,723	1,822	48,901	2018
Hoffler Place	29,059		7,401	—	39,758	7,401	39,758	47,159	486	46,673	2019
Johns Hopkins Village	51,800		—	—	69,931	—	69,931	69,931	7,711	62,220	2016
Liberty Apartments	14,165		3,580	23,494	1,883	3,580	25,377	28,957	5,146	23,811	2013/2014
Premier Apartments	16,750		647	—	29,139	647	29,139	29,786	1,171	28,615	2018
Smith’s Landing	18,174		—	35,105	2,418	—	37,523	37,523	8,002	29,521	2009/2013
Summit Place	28,824		7,265	—	43,674	7,265	43,674	50,939	—	50,939	—	(4)
The Cosmopolitan	43,702		985	—	66,877	985	66,877	67,862	26,647	41,215	2006
Total multifamily	$314,316		$26,882	$154,065	$331,120	$26,882	$485,185	$512,067	$58,238	$453,829
Held for development	$—		$5,000	$—	$—	$5,000	$—	$5,000	$—	$5,000
Real estate investments	$645,819		$275,523	$557,783	$773,018	$275,523	$1,330,801	$1,606,324	$224,738	$1,381,586
________________________________________

(1)	The net carrying amount of real estate for federal income tax purposes was $1,122.8 million as of December 31, 2019.

(2)	Borrowing base collateral for the credit facility as of December 31, 2019.

(3)	A portion of this property is borrowing base collateral for the credit facility as of December 31, 2019.

(4)	Construction in progress as of December 31, 2019.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5—20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease
(or estimated useful life, if shorter)

	Real Estate		Accumulated
	Investments		Depreciation
	December 31,
	2019	2018	2019	2018
Balance at beginning of the year	$1,176,586	$994,437	$188,775	$164,521
Construction costs and improvements	143,700	144,926	—	—
Acquisitions	314,898	51,613	—	—
Dispositions	(28,117)	(11,420)	(1,818)	(5,559)
Reclassifications	(743)	(2,970)	(58)	(582)
Depreciation	—	—	37,839	30,395
Balance at end of the year	$1,606,324	$1,176,586	$224,738	$188,775