Form 10-Q
period 2020-03-31
Armada Hoffler Properties, Inc.
filed 2020-05-06
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
☐ Yes     ☒  No
As of May 1, 2020, the registrant had 56,492,059 shares of common stock, $0.01 par value per share, outstanding. In addition, as of May 1, 2020, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 21,272,962 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,465,882	$1,460,723
Held for development	13,607	5,000
Construction in progress	155,672	140,601
	1,635,161	1,606,324
Accumulated depreciation	(235,249)	(224,738)
Net real estate investments	1,399,912	1,381,586
Real estate investments held for sale	—	1,460
Cash and cash equivalents	48,096	39,232
Restricted cash	4,692	4,347
Accounts receivable, net	22,831	23,470
Notes receivable, net	178,652	159,371
Construction receivables, including retentions, net	35,051	36,361
Construction contract costs and estimated earnings in excess of billings, net	458	249
Operating lease right-of-use assets	32,997	33,088
Finance lease right-of-use assets	23,983	24,130
Acquired lease intangible assets, net	65,014	68,702
Other assets	34,404	32,901
Total Assets	$1,846,090	$1,804,897
LIABILITIES AND EQUITY
Indebtedness, net	$1,006,617	$950,537
Accounts payable and accrued liabilities	15,768	17,803
Construction payables, including retentions	50,161	53,382
Billings in excess of construction contract costs and estimated earnings	6,311	5,306
Operating lease liabilities	41,512	41,474
Finance lease liabilities	17,916	17,903
Other liabilities	69,404	63,045
Total Liabilities	1,207,689	1,149,450

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 2,930,000 shares authorized, 2,530,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	63,250	63,250
Common stock, $0.01 par value, 500,000,000 shares authorized; 56,492,134 and 56,277,971 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	565	563
Additional paid-in capital	457,804	455,680
Distributions in excess of earnings	(115,390)	(106,676)
Accumulated other comprehensive loss	(9,393)	(4,240)
Total stockholders’ equity	396,836	408,577
Noncontrolling interests in investment entities	4,370	4,462
Noncontrolling interests in Operating Partnership	237,195	242,408
Total Equity	638,401	655,447
Total Liabilities and Equity	$1,846,090	$1,804,897

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenues	$42,289	$30,909
General contracting and real estate services revenues	47,268	17,036
Total revenues	89,557	47,945
Expenses
Rental expenses	9,375	6,725
Real estate taxes	4,333	3,128
General contracting and real estate services expenses	45,550	16,286
Depreciation and amortization	14,279	9,904
Amortization of right-of-use assets - finance leases	147	—
General and administrative expenses	3,793	3,401
Acquisition, development and other pursuit costs	27	400
Impairment charges	158	—
Total expenses	77,662	39,844
Operating income	11,895	8,101
Interest income	7,226	5,319
Interest expense on indebtedness	(7,959)	(5,886)
Interest expense on finance leases	(229)	—
Equity in income of unconsolidated real estate entities	—	273
Change in fair value of interest rate derivatives	(1,736)	(1,463)
Provision for unrealized credit losses	(377)	—
Other income (expense), net	58	60
Income before taxes	8,878	6,404
Income tax benefit	257	110
Net income	9,135	6,514
Net (income) loss attributable to noncontrolling interests:
Investment entities	92	—
Operating Partnership	(2,235)	(1,630)
Net income attributable to Armada Hoffler Properties, Inc.	6,992	4,884
Preferred stock dividends	(1,067)	—
Net income attributable to common stockholders	$5,925	$4,884
Net income attributable to common stockholders per share (basic and diluted)	$0.11	$0.10
Weighted-average common shares outstanding (basic and diluted)	56,398	50,926

Comprehensive income:
Net income	$9,135	$6,514
Unrealized cash flow hedge losses	(7,489)	(1,003)
Realized cash flow hedge losses reclassified to net income	392	72
Comprehensive income	2,038	5,583
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	92	—
Operating Partnership	(291)	(1,397)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$1,839	$4,186

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity

(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2019	$63,250	$563	$455,680	$(106,676)	$(4,240)	$408,577	$4,462	$242,408	$655,447
Cumulative effect of accounting change(1)	—	—	—	(2,185)	—	(2,185)	—	(824)	(3,009)
Net income	—	—	—	6,992	—	6,992	(92)	2,235	9,135
Unrealized cash flow hedge losses	—	—	—	—	(5,438)	(5,438)	—	(2,051)	(7,489)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	285	285	—	107	392
Net proceeds from issuance of common stock	—	1	1,348	—	—	1,349	—	—	1,349
Restricted stock awards, net of tax withholding	—	1	782	—	—	783	—	—	783
Restricted stock award forfeitures	—	—	(6)	—	—	(6)	—	—	(6)
Dividends declared on preferred stock	—	—	—	(1,067)	—	(1,067)	—	—	(1,067)
Dividends and distributions declared on common shares and units ($0.22 per share and unit)	—	—	—	(12,454)	—	(12,454)	—	(4,680)	(17,134)
Balance, March 31, 2020	$63,250	$565	$457,804	$(115,390)	$(9,393)	$396,836	$4,370	$237,195	$638,401

(1) The Company recorded cumulative effect adjustments related to the new Current Expected Credit Losses ("CECL") standard in the first quarter of 2020. See "Financial Statements — Note 2 — Significant Accounting Policies — Recent Accounting Pronouncements” for additional information.

	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2018	$500	$357,353	$(82,699)	$(1,283)	$273,871	$182,019	$455,890
Cumulative effect of accounting change (2)	—	—	(125)	—	(125)	(42)	(167)
Net income	—	—	4,884	—	4,884	1,630	6,514
Unrealized cash flow hedge losses	—	—	—	(752)	(752)	(251)	(1,003)
Realized cash flow hedge losses reclassified to net income	—	—	—	54	54	18	72
Net proceeds from sales of common stock	21	30,185	—	—	30,206	—	30,206
Restricted stock awards, net of tax withholding	1	754	—	—	755	—	755
Restricted stock award forfeitures	—	(4)	—	—	(4)	—	(4)
Redemption of operating partnership units	1	1,259	—	—	1,260	(1,260)	—
Dividends and distributions declared on common shares and units ($0.21 per share and unit)	—	—	(11,009)	—	(11,009)	(3,568)	(14,577)
Balance, March 31, 2019	$523	$389,547	$(88,949)	$(1,981)	$299,140	$178,546	$477,686

(2) The Company recorded cumulative effect adjustments related to the new lease standard in the first quarter of 2019. See "Financial Statements — Note 2 — Significant Accounting Policies — Recent Accounting Pronouncements” for additional information.

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$9,135	$6,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	10,510	7,743
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	3,769	2,161
Accrued straight-line rental revenue	(557)	(837)
Amortization of leasing incentives and above or below-market rents	(219)	(35)
Amortization of right-of-use assets - finance leases	147	—
Accrued straight-line ground rent expense	(6)	(3)
Provision for unrealized credit losses	377	—
Adjustment for uncollectable lease accounts	301	128
Noncash stock compensation	1,030	689
Impairment charges	158	—
Noncash interest expense	409	304
Interest expense on finance leases	229	—
Adjustment for Annapolis Junction loan discount amortization (1)	—	(1,118)
Change in fair value of interest rate derivatives	1,736	1,463
Equity in income of unconsolidated real estate entities	—	(273)
Changes in operating assets and liabilities:
Property assets	1,196	2,591
Property liabilities	(4,151)	(139)
Construction assets	1,370	(502)
Construction liabilities	2,097	579
Interest receivable	(7,224)	(3,186)
Net cash provided by operating activities	20,307	16,079
INVESTING ACTIVITIES
Development of real estate investments	(22,892)	(41,296)
Tenant and building improvements	(2,526)	(3,629)
Acquisitions of real estate investments, net of cash received	(8,607)	(25,792)
Dispositions of real estate investments, net of selling costs	1,442	—
Notes receivable issuances	(17,020)	(9,668)
Notes receivable paydowns	1,000	1,692
Leasing costs	(567)	(575)
Contributions to equity method investments	—	(535)
Net cash used for investing activities	(49,170)	(79,803)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	1,349	30,206
Common shares tendered for tax withholding	(534)	(344)
Debt issuances, credit facility and construction loan borrowings	62,604	100,327
Debt and credit facility repayments, including principal amortization	(7,971)	(57,690)
Debt issuance costs	(3)	(420)
Dividends and distributions	(17,373)	(13,447)
Net cash provided by financing activities	38,072	58,632
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,209	(5,092)
Cash, cash equivalents, and restricted cash, beginning of period	43,579	24,051
Cash, cash equivalents, and restricted cash, end of period (2)	$52,788	$18,959
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$828	$1,130
(Decrease) increase in accrued capital improvements and development costs	(3,866)	(7,609)
Operating Partnership units redeemed for common shares	—	1,260
Equity method investment redeemed for real estate acquisition	—	23,011
Recognition of operating lease ROU assets	—	32,345
Recognition of operating lease liabilities	—	41,632

(1) Borrower paid $5.0 million in 2018 in exchange for the Company's purchase option. This was accounted for as a loan modification fee; interest income was recognized as additional interest income on the note receivable over the one-year then-remaining term.

(2) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$48,096	$15,577
Restricted cash (a)	4,692	3,382
Cash, cash equivalents, and restricted cash	$52,788	$18,959

(a) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1. Business of Organization

Armada Hoffler Properties, Inc. (the "Company") is a full-service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States.

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of March 31, 2020, owned 72.6% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

As of March 31, 2020, the Company's property portfolio consisted of 58 operating properties and three properties either under development or not yet stabilized.

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

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, particularly in light of the novel coronavirus ("COVID-19") pandemic and its effects on the domestic and global economies. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders, causing many of the Company’s tenants, particularly in the Company’s retail portfolio, to suspend or limit operations. We expect to continue to experience effects on our business as the impacts from COVID-19 and the related responses continue to develop. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Accounting Pronouncements

Accounting Standards Adopted in 2020

Credit losses

In June 2016, the Financial Accounting Standard Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the "incurred loss" approach under previous guidance with an "expected loss" model for instruments measured at amortized cost, such as the Company's notes receivable, construction receivables, and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses.

The Company adopted the new standard on January 1, 2020, using the modified retrospective transition method and recorded a noncash cumulative effect adjustment to record a reduction to retained earnings of $3.0 million, $2.8 million of which relates to the Company's mezzanine loans and $0.2 million of which relates to the Company's construction accounts receivable. See Note 6—Notes Receivable and Current Expected Credit Losses, for more information.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). The ASU is part of the FASB's disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by generally accepted accounting principles. The ASU modifies disclosure requirements on fair value measurements in Topic 820. The Company adopted the new standard on January 1, 2020. Adoption of the ASU did not have a material impact on disclosures in the Company's consolidated financial statements. See Note 12—Fair Value of Financial Instruments, for more information on the Company's presentation of the fair value of financial instruments.

Pending Accounting Guidance

Lease Modification Accounting Q&A

In April 2020, the FASB staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows lessors, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company is evaluating the Lease Modification Q&A.

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a description of other accounting principles upon which basis the accompanying consolidated financial statements were prepared.

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

Net operating income of the Company’s reportable segments for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Office real estate
Rental revenues	$10,192	$5,556
Rental expenses	2,546	1,486
Real estate taxes	1,146	526
Segment net operating income	6,500	3,544
Retail real estate
Rental revenues	20,411	17,257
Rental expenses	3,020	2,600
Real estate taxes	2,166	1,811
Segment net operating income	15,225	12,846
Multifamily residential real estate
Rental revenues	11,686	8,096
Rental expenses	3,809	2,639
Real estate taxes	1,021	791
Segment net operating income	6,856	4,666
General contracting and real estate services
Segment revenues	47,268	17,036
Segment expenses	45,550	16,286
Segment gross profit	1,718	750
Net operating income	$30,299	$21,806

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended March 31, 2020 and 2019 exclude revenue related to intercompany construction contracts of $13.1 million and $30.2 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the three months ended March 31, 2020 and 2019 exclude expenses related to intercompany construction contracts of $13.0 million and $29.9 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net operating income	$30,299	$21,806
Depreciation and amortization	(14,279)	(9,904)
Amortization of right-of-use assets - finance leases	(147)	—
General and administrative expenses	(3,793)	(3,401)
Acquisition, development and other pursuit costs	(27)	(400)
Impairment charges	(158)	—
Interest income	7,226	5,319
Interest expense on indebtedness	(7,959)	(5,886)
Interest expense on finance leases	(229)	—
Equity in income of unconsolidated real estate entities	—	273
Change in fair value of interest rate derivatives	(1,736)	(1,463)
Provision for unrealized credit losses	(377)	—
Other income (expense), net	58	60
Income tax benefit	257	110
Net income	$9,135	$6,514

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses, including corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

4. Leases

Lessee Disclosures

As a lessee, the Company has eight ground leases on seven properties with initial terms that range from 5 to 65 years and options to extend up to an additional 70 years in certain cases. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Six of these leases have been classified as operating leases and two of these leases have been classified as finance leases. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants. For more information about the Company's leases refer to the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Lessor Disclosures

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

Rental revenue for the three months ended March 31, 2020 and 2019 comprised the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Base rent and tenant charges	$41,513	$29,925
Accrued straight-line rental adjustment	557	961
Lease incentive amortization	(173)	(184)
Above/below market lease amortization	392	207
Total rental revenue	$42,289	$30,909

5. Real Estate Investment

Property Acquisitions

On January 10, 2020, the Company entered into an operating agreement with a partner to develop a mixed-use property in Charlotte, North Carolina. The Company has an 80% interest in 10th and Tryon Partners, LLC (the "Tryon Partnership"). On January 10, 2020, the Tryon Partnership purchased land for a purchase price of $6.3 million for this project. The Company is responsible for funding the equity requirements of this development, including the $6.3 million purchase of the land. Management has concluded that this entity is a VIE as it lacks sufficient equity to fund its operations without additional financial support. The Company is the developer of the project and has the power to direct the activities of the project that most significantly impact its performance and is the party most closely associated with the project. Therefore, the Company is the project's primary beneficiary and consolidates the Tryon Partnership in its consolidated financial statements.

On September 12, 2019, the Company entered into an operating agreement with a partner to develop a mixed-use property in Belmont, North Carolina. The Company has an 85% interest in Chronicle Holdings, LLC (the "Chronicle Partnership"). On March 20, 2020, the Chronicle Partnership purchased land for a purchase price of $2.3 million for this project. The Company is responsible for funding the equity requirements of this development, including the $2.3 million purchase of the land. Management has concluded that this entity is a VIE as it lacks sufficient equity to fund its operations without additional financial support. The Company is the developer of the project and has the power to direct the activities of the project that most significantly impact its performance and is the party most closely associated with the project. Therefore, the Company is the project's primary beneficiary and consolidates the Chronicle Partnership in its consolidated financial statements.

Property Disposition

On March 16, 2020, the Company executed an agreement to sell a portfolio of seven retail properties for $106.5 million. The portfolio consists of Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square properties. This agreement was terminated on April 8, 2020.

6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of March 31, 2020 and December 31, 2019 ($ in thousands):

	Outstanding loan amount					Interest compounding
Development Project	March 31, 2020	December 31, 2019	Maximum loan commitment	Interest rate
The Residences at Annapolis Junction	$42,517	$40,049	$48,105	10.0%		Monthly
Delray Plaza	15,484	12,995	17,000	15.0%	(a)	Annually
Nexton Square	15,904	15,097	17,000	10.0%		Monthly
Interlock Commercial	75,846	59,224	95,000	15.0%		None
Solis Apartments at Interlock	26,425	25,588	41,100	13.0%		Annually
Total mezzanine	176,176	152,953	$218,205
Other notes receivable	1,167	1,147
Notes receivable guarantee premium	4,511	5,271
Allowance for credit losses	(3,202)	—
Total notes receivable	$178,652	$159,371

________________________________________
(a) $2.0 million of this loan is subject to an interest rate of 6%.

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the three months ended March 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended March 31,
Development Project	2020		2019
1405 Point	$—		$610
The Residences at Annapolis Junction	2,468	(a)	2,024	(b)
North Decatur Square	—		638
Delray Plaza	489		310
Nexton Square	391		510
Interlock Commercial	3,017	(a)	743
Solis Apartments at Interlock	838		463
Total mezzanine	7,203		5,298
Other interest income	23		21
Total interest income	$7,226		$5,319
________________________________________
(a) Includes partial recognition of interest income related to an exit fee that is due upon repayment of the loan.
(b) Includes amortization of the $5.0 million loan modification fee paid by the borrower in November 2018.

Delray Plaza

On March 3, 2020, the Delray Plaza loan was modified to increase the maximum amount of the loan to $17.0 million, with $2.0 million of additional funds borrowed at an interest rate of 6% in order to fund final development activities. The borrower pledged 125,832 Class A Units as additional collateral for this loan.

Current Expected Credit Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities. As of March 31, 2020, the Company had five mezzanine loans, all of which are secured by second liens on development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

The Company's management performs a quarterly analysis of the loan portfolio to determine the risk of credit loss based on the progress of development activities including leasing activities, projected development costs, and current and projected mezzanine and senior construction loan balances. The Company estimates future losses on its notes receivable using risk ratings that correspond to probabilities of default and loss given default. The Company's risk ratings are as follows:

•	Pass: loans in this category are adequately collateralized by a development project with conditions materially consistent with the Company's underwriting assumptions.

•
Special Mention: loans in this category show signs that the economic performance of the project may suffer as a result of slower-than-expected leasing activity or an extended development or marketing timeline. Loans in this category warrant increased monitoring by management.

•
Substandard: loans in this category may not be fully collected by the Company unless remediation actions are taken. Remediation actions may include obtaining additional collateral or assisting the borrower with asset management activities to prepare the project for sale. The Company may also consider placing the loan on non-accrual status if it does not believe that additional interest accruals will ultimately be collected.

On a quarterly basis, the Company compares the risk inherent in its loans to industry loan loss data experienced during past business cycles. The Company updated the risk ratings for each of its notes receivable during the three months ended March 31, 2020. The Company obtained industry loan loss data relative to these risk ratings as of December 31, 2019.

The following table presents amortized cost basis of the portfolio by year of origination and risk rating as of March 31, 2020 (in thousands):

	Year of Origination
Risk Ratings	2020	2019	2018	2017	2016	Total
Pass	$—	$—	$120,495	$—	$—	$120,495
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	14,839	42,150	56,989
Total amortized cost basis	$—	$—	$120,495	$14,839	$42,150	$177,484

As of December 31, 2019, there was no allowance for loan losses. At March 31, 2020, the Company reported $178.7 million of notes receivable, net of allowances of $3.2 million. Changes in the allowance for the three months ended March 31, 2020 were as follows (in thousands):

Three Months Ended March 31, 2020
Beginning balance (December 31, 2019)	$—
Cumulative effect of accounting change	2,825
Provision for unrealized credit losses	377
Ending balance	$3,202

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equal the estimated realizable value of the underlying development project. As of March 31, 2020 and December 31, 2019, there were no loans on non-accrual status. Effective April 1, 2020, the Company placed the loans for Delray Plaza and The Residences at Annapolis Junction on non-accrual status.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of March 31, 2020 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$249	$5,306	$1,358	$3,037
Revenue recognized that was included in the balance at the beginning of the period	—	(5,306)	—	(3,037)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	6,311	—	3,859
Transferred to receivables	(285)	—	(1,358)	—
Construction contract costs and estimated earnings not billed during the period	458	—	17	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	36	—	300	(237)
Ending balance	$458	$6,311	$317	$3,622

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.5 million and $0.9 million were deferred as of March 31, 2020 and December 31, 2019, respectively. Amortization of pre-contract costs for the three months ended March 31, 2020 and 2019 was $0.2 million and less than $0.1 million, respectively.

Construction receivables and payables include retentions, amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of March 31, 2020 and December 31, 2019, construction receivables included retentions of $10.9 million and $9.0 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of March 31, 2020 during the next twelve months. As of March 31, 2020 and December 31, 2019, construction payables included retentions of $16.0 million and $18.0 million, respectively. The Company expects to pay substantially all construction payables outstanding as of March 31, 2020 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Costs incurred on uncompleted construction contracts	$741,116	$695,564
Estimated earnings	26,240	24,553
Billings	(773,209)	(725,174)
Net position	$(5,853)	$(5,057)

Construction contract costs and estimated earnings in excess of billings	$458	$249
Billings in excess of construction contract costs and estimated earnings	(6,311)	(5,306)
Net position	$(5,853)	$(5,057)

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning backlog	$242,622	$165,863
New contracts/change orders	40,440	12,019
Work performed	(47,420)	(17,011)
Ending backlog	$235,642	$160,871

The Company expects to complete a majority of the uncompleted contracts in place as of March 31, 2020 during the next 12 to 18 months.

8. Indebtedness

Credit Facility

The Company has a senior credit facility that was amended and restated on October 3, 2019, which provides for a
$355.0 million credit facility comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks.

The credit facility includes an accordion feature that allows the total commitments to be further increased to $700.0 million, subject to certain conditions, including obtaining commitments from any one or more lenders. The revolving credit facility has a scheduled maturity date of January 24, 2024, with two six-month extension options, subject to certain conditions, including payment of a 0.075% extension fee at each extension. The term loan facility has a scheduled maturity date of January 24, 2025.

The revolving credit facility bears interest at LIBOR (the London Inter-Bank Offered Rate) plus a margin ranging from 1.30% to 1.85% and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility.

As of March 31, 2020 and December 31, 2019, the outstanding balance on the revolving credit facility was $150.0 million and $110.0 million, respectively, and the outstanding balance on the term loan facility was $205.0 million on each of those dates. As of March 31, 2020, no borrowing capacity was available under the credit facility. As of March 31, 2020, the effective interest rates on the revolving credit facility and the term loan facility were 2.49% and 2.44%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

Other 2020 Financing Activity

During the three months ended March 31, 2020, the Company borrowed $18.9 million under its existing construction loans to fund new development and construction.

9. Derivative Financial Instruments

The Company enters into interest rate derivative contracts to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. Derivative financial instruments are recognized at fair value and presented within other assets and other liabilities in the condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of interest rate derivatives in the condensed consolidated statements of comprehensive income. For derivatives that qualify as cash flow hedges, the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

As of March 31, 2020, the Company had the following LIBOR interest rate caps ($ in thousands):

Origination Date	Expiration Date	Notional Amount		Strike Rate	Premium Paid
3/7/2018	4/1/2020	$50,000		2.25%	$310
7/16/2018	8/1/2020	50,000		2.50%	319
12/11/2018	1/1/2021	50,000		2.75%	210
5/15/2019	6/1/2022	100,000		2.50%	288
1/10/2020	2/1/2022	50,000	(a)	1.75%	87
1/28/2020	2/1/2022	50,000	(a)	1.75%	62
2/28/2020	3/1/2022	100,000	(a)	1.50%	111
Total		$450,000			$1,387

________________________________________
(a) Designated as a cash flow hedge.

As of March 31, 2020, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
John Hopkins Village	51,566	(a)	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	(a)	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	34,228	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	(a)	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.55%	2.00%	4/1/2020	4/1/2024
Total	$341,294
________________________________________
(a) Designated as a cash flow hedge.

For the interest rate swaps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the Condensed Consolidated Statements of Comprehensive Income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates reclassifying approximately $3.7 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$50,000	$—	$(3,755)	$100,000	$—	$(1,992)
Interest rate caps	250,000	52	—	250,000	25	—
Total derivatives not designated as accounting hedges	300,000	52	(3,755)	350,000	25	(1,992)
Derivatives designated as accounting hedges
Interest rate swaps	291,294	—	(12,676)	146,642	—	(5,728)
Interest rate caps	200,000	91	—
Total derivatives	$791,294	$143	$(16,431)	$496,642	$25	$(7,720)

The changes in the fair value of the Company’s derivatives during the three months ended March 31, 2020 and 2019 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest rate swaps	$(9,084)	$(1,652)
Interest rate caps	(141)	(814)
Total change in fair value of interest rate derivatives	$(9,225)	$(2,466)
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$(1,736)	$(1,463)
Unrealized cash flow hedge gains losses	(7,489)	(1,003)
Total change in fair value of interest rate derivatives	$(9,225)	$(2,466)

10. Equity

Stockholders’ Equity

On February 26, 2018, the Company commenced an at-the-market continuous equity offering program (the "Prior ATM Program"), which was amended on August 6, 2019, through which the Company could, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $180.7 million. During the three months ended March 31, 2020, the Company issued and sold 92,577 shares of common stock at a weighted average price of $18.23 per share under the Prior ATM Program, receiving net proceeds after offering costs and commissions of $1.7 million.

On March 10, 2020, the Company commenced a new at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through the forward purchaser. Upon commencing the ATM Program, the Company simultaneously terminated the Prior ATM Program. During the three months ended March 31, 2020, the Company did not issue any shares under this ATM Program. Shares having an aggregate offering price of $300.0 million remained unsold under the ATM Program as of May 5, 2020.

In connection with the ATM Program, on March 6, 2020, the Company filed, with the State Department of Assessments and Taxation of the State of Maryland ("MSDAT"), Articles Supplementary (the "Articles Supplementary") to the Articles of Amendment and Restatement of the Company, designating 400,000 shares of the Company’s authorized preferred stock as shares of Series A Preferred Stock, resulting in a total of 2,930,000 shares classified as Series A Preferred Stock. The Articles Supplementary became effective upon filing with MSDAT.

Noncontrolling Interests

As of both March 31, 2020 and December 31, 2019, the Company held a 72.6% common interest in the Operating Partnership. As of March 31, 2020, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $63.3 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 72.6% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of March 31, 2020, there were 21,272,962 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $4.4 million relates to the minority partners' interest in certain joint venture entities as of March 31, 2020, including 1405 Point and Hoffler Place. The noncontrolling interest for consolidated real estate entities was $4.5 million as of December 31, 2019.

Dividends and Distributions

On January 2, 2020, the Company paid cash dividends of $11.8 million to common stockholders, and the Operating Partnership paid cash distributions of $4.5 million to holders of Class A Units.

On January 15, 2020, the Company paid cash dividends of $1.1 million to the holders of the Series A Preferred Stock.

On February 20, 2020, the Board of Directors declared a cash dividend and distribution of $0.22 per share and unit payable on April 2, 2020 to stockholders and unitholders of record on March 25, 2020.

On February 20, 2020, the Board of Directors declared a cash dividend of $0.421875 per share on its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock payable on April 15, 2020 to stockholders of record on April 1, 2020.

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of March 31, 2020, there were 769,404 shares available for issuance under the Equity Plan.

During the three months ended March 31, 2020, the Company granted an aggregate of 142,247 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $17.26 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the three months ended March 31, 2020, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial. During the three months ended March 31, 2020, 10,600 shares were issued with a grant date fair value of $18.08 per share due to the partial vesting of performance units awarded to certain employees in 2017.

During the three months ended March 31, 2020 and 2019, the Company recognized $1.3 million and $1.1 million, respectively, of stock-based compensation cost. As of March 31, 2020, there were 153,955 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.9 million, which the Company expects to recognize over the next 24 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness	$1,006,617	$1,009,377	$950,537	$958,421
Notes receivable	178,652	173,422	159,371	159,371
Interest rate swap liabilities	16,431	16,431	7,720	7,720
Interest rate swap and cap assets	143	143	25	25

13. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these condensed consolidated financial statements. Revenue from construction contracts with these entities for the three months ended March 31, 2020 was $8.5 million, and gross profit from such contracts was $0.3 million. There was no such revenue or gross profit for the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, there was $4.2 million and $1.9 million, respectively, outstanding from related parties of the Company included in net construction receivables. Real estate services fees from affiliated entities of the Company were not material for any of the three months ended March 31, 2020 and 2019. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the three months ended March 31, 2020, and 2019.

The general contracting services described above include contracts with an aggregate price of $79.5 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage to be located in Virginia Beach, Virginia. The developer is owned in part by certain executives of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in 2019 and are projected to result in aggregate gross profit of $3.0 million to the Company, representing a gross profit margin of 4.0%. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, which remains outstanding as of March 31, 2020.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by the Company as of March 31, 2020 (in thousands):

Development project	Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial (1)	30,654
Total	$56,734
________________________________________
(1) In May 2020, the borrower for the Interlock Commercial loan modified the senior construction loan on the project. As part of this modification, the Company agreed to increase its payment guaranty for this senior loan to $34.3 million.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $4.0 million and $4.3 million as of March 31, 2020 and December 31, 2019, respectively. In addition, as of March 31, 2020, the Company has outstanding a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project.

The Company has entered into standby letters of credit using the available capacity under the credit facility. The letters of credit relate to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform.

15. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

COVID-19

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including the impact on its tenants, rental revenue, business partners, and construction timelines. The Company has proactively deferred the previously announced Chronicle Mill, Southern Post, and Ten Tryon development projects in order to provide additional balance sheet flexibility until economic conditions stabilize, each of which had previously been scheduled to commence during the second quarter of 2020. The extent of the pandemic’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. As a result of the pandemic, the Company could experience material impacts on its business, results of operations and cash flows in the remainder of 2020.

The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. The Company continues to assess the potential impacts of this legislation, including the eligibility of the Company and its tenants for funding under programs designed to provide financial assistance to U.S. businesses. The Company has availed itself of the option to defer payment of the employer share of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the CARES Act through December 31, 2020.

Leases

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, the Company is working with tenants to provide rent deferrals, where warranted. See Note 2—Summary of Significant Accounting Policies for a discussion of additional guidance issued by the FASB regarding accounting for lease concessions.

Real Estate dispositions

On April 8, 2020, the Company’s agreement to sell a portfolio of seven retail properties for $106.5 million, as described in Note 5, was terminated.

Notes Receivable

Effective April 1, 2020, the Company placed the mezzanine loans for Delray Plaza and The Residences at Annapolis Junction on non-accrual status. These loans have accrued interest up to the point that the outstanding debt is approximately equal to the net realizable value of the underlying development projects.

In May 2020, the Company modified the Interlock Commercial loan to allow for an additional $7.0 million of loan funding for purposes of building townhome units as an additional phase of this development project. The borrower also modified the senior construction loan on the project. As part of this modification, the Company agreed to increase its payment guaranty for this senior loan to $34.3 million.

Indebtedness

In April 2020, the Company borrowed $4.9 million on its construction loans to fund development activities.

In April 2020, the Company proactively obtained a waiver from the lender for the Premier Retail/Apartments property wherein the Company will not have to meet the minimum debt service coverage requirement for the period ending June 30, 2020. The Company also proactively obtained a waiver from the lender for the 249 Central Park, Fountain Plaza Retail, and South Retail properties wherein the Company will not have to meet the minimum debt service coverage requirement for the periods ending June 30, 2020 and December 31, 2020.

Equity

On April 2, 2020, the Company paid cash dividends of $12.4 million to common stockholders, and the Operating Partnership paid cash distributions of $4.7 million to holders of Class A Units other than the Company.

On April 15, 2020, the Company paid cash dividends of $1.1 million to holders of shares of Series A Preferred Stock.

On April 30, 2020, the Company announced that its Board of Directors declared a cash dividend of $0.421875 per share of Series A Preferred Stock for the second quarter of 2020. The dividend will be payable in cash on July 15, 2020 to stockholders of record on July 1, 2020.

On April 30, 2020, the Company announced that its Board of Directors suspended quarterly cash dividends on common stock and cash distributions on Class A Units.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the impacts of the novel coronavirus ("COVID-19") pandemic and measures intended to prevent or mitigate its spread, and our ability to accurately assess and predict such impacts on our results of operations, financial condition, acquisition and disposition activities, and growth opportunities;

▪	our ability to commence or continue construction and development projects on the timeframes and terms currently anticipated;

▪	our ability to access funding under government programs designed to provide financial relief for U.S. businesses in light of the COVID-19 pandemic;

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located, including as a result of the COVID-19 pandemic;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of, or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	the inability of one or more mezzanine loan borrowers to repay mezzanine loans in accordance with their contractual terms;

•	difficulties in identifying or completing development, acquisition, or disposition opportunities;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate services segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	our inability to extend the maturity of or refinance existing debt or comply with the financial covenants in the agreements that govern our existing debt;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	potential negative impacts from the recent changes to the U.S. tax laws.

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

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. As of March 31, 2020, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Alexander Pointe	Retail	Salisbury, North Carolina	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Bermuda Crossroads	Retail	Chester, Virginia	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail (1)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%

Property	Segment	Location	Ownership Interest
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Gainsborough Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harper Hill Commons	Retail	Winston-Salem, North Carolina	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Indian Lakes Crossing	Retail	Virginia Beach, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek (1)	Retail	Mount Pleasant, South Carolina	70%
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Renaissance Square	Retail	Davidson, North Carolina	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Stone House Square	Retail	Hagerstown, Maryland	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1405 Point	Multifamily	Baltimore, Maryland	79%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Hoffler Place	Multifamily	Charleston, South Carolina	93%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
________________________________________
*Located in the Town Center of Virginia Beach
(1) We are entitled to a preferred return on our investment in this property.

As of March 31, 2020, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Wills Wharf	Office	Baltimore, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Summit Place	Multifamily	Charleston, South Carolina	90%
________________________________________
*Located in the Town Center of Virginia Beach

Acquisitions

On January 10, 2020, we purchased land in Charlotte, North Carolina for a purchase price of $6.3 million for the development of a mixed-use property.

On March 20, 2020, we purchased land in Belmont, North Carolina for a purchase price of $2.3 million for the development of a mixed-use property.

Impact of COVID-19 on our Business

Overview

In light of the changing nature of the COVID-19 pandemic and uncertainty regarding the duration, severity, and possible resurgence of the pandemic in future periods, the impact that the COVID-19 pandemic will have on our business is currently unknown and unquantifiable. While the full extent of the COVID-19 pandemic’s impact on the U.S. economy and the U.S. real estate industry remains to be seen, the pandemic has already presented significant challenges for us and many of our tenants. In the near-term, we and many of our tenants are focusing on implementing contingency plans to manage business disruptions caused by the pandemic and related actions intended to mitigate its spread. In the long-term, REITs and other real estate companies might need to re-assess and consider modifying their operating models, underwriting criteria, and liquidity position to mitigate the impacts of future economic downturns, including as a result of the potential resurgence of the COVID-19 pandemic in future months, the timing, severity, and duration of which cannot be predicted.

We anticipate the global health crisis caused by COVID-19 and the related actions intended to mitigate its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. We have observed the impact of COVID-19 manifest in the form of business closures or significantly limited operations in our retail portfolio, with the exception of tenants operating in certain "essential" businesses, which has resulted, and may in the future result in, a decline in on-time rental payments, increased requests from tenants for temporary rental relief and potentially permanent closure of certain businesses. We expect these conditions to continue in varying duration and severity until such time when the COVID-19 pandemic is effectively contained. When COVID-19 is contained, depending on the rate and effectiveness of the containment efforts deployed by various national, state, and local governments, we anticipate a rebound in economic activity, although we are unable to predict the nature, timing, and sustainability of an economic recovery.

In an effort to protect the health and safety of our employees, we took proactive, aggressive actions to adopt social distancing policies at our offices, properties, and construction jobsites, including: transitioning our office employees to a remote work environment, which was greatly assisted by recent enhancements to our IT systems; limiting the number of employees attending in-person meetings; implementing a company-wide ban on most travel; and ensuring all construction jobsites continue to comply with state and local social distancing and other health and safety protocols implemented by the Company.

To further strengthen our financial flexibility and efficiently manage through the uncertainty caused by COVID-19, our Board of Directors suspended the payment of quarterly cash dividends on shares of our common stock and Class A common units. In addition, Lou Haddad, our President and Chief Executive Officer, voluntarily elected to reduce his base compensation by 25%, and each of our directors, including Dan Hoffler and Russ Kirk, voluntarily elected to reduce their cash retainers and annual equity awards by 25%, in each case effective as of May 1, 2020.

From an operational perspective, we have remained in regular communication with our tenants, property managers, and vendors, and, where appropriate, have provided guidance relating to the availability of government relief programs that could support our tenants’ businesses. In response to the market and industry trends, we also have pursued, and expect to continue to pursue, cost-saving initiatives to align our overall cost structure, including proactively deferring previously announced development activity at several of our projects, postponing all acquisition activity for the foreseeable future, slowing down redevelopment activity at The Cosmopolitan, and suspending non-essential capital expenditures. Although we believe these measures and other measures we may implement in the future will help mitigate the financial impacts of the pandemic on our business, there can be no assurances that we will accurately forecast the impact of adverse economic conditions on our business or that we will effectively align our cost structure, capital investments, and other expenditures with our revenue and spending levels in the future.

To evaluate market trends affecting public REITs across asset classes and to assess our response to COVID-19 relative to our peers, we have been monitoring information that has been released by public REITs, summary data released by the National Association of Real Estate Investment Trusts ("Nareit") and other publicly available sources, and information obtained during our regular discussions with tenants. While we view information gathered from publicly available sources as helpful in assessing broader trends affecting the commercial real estate industry, we can provide no assurances that the estimates and assumptions used in preparing this third-party information are applicable to our business or ultimately will prove to be accurate. In addition, our asset management team, together with the rest of senior management, has dedicated significant resources to monitoring detailed portfolio performance on a real-time basis, including rent collections, requests for rent relief and uncollected payments, as well as negotiating rent deferments and other relief with certain of our tenants.

We will continue to actively monitor the implications of the COVID-19 pandemic on our and our tenants’ businesses and may take further actions to alter our business practices if we determine that such changes are in the best interests of our employees, tenants, residents, stockholders, and third-party construction customers, or as required by federal, state, or local authorities. It is not clear what the potential effects of such alterations or modifications, if any, may have on our business, including the effects on our tenants and residents and the corresponding impact on our results of operations and financial condition for the remainder of fiscal 2020 and thereafter.

The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. We continue to assess the potential impacts of this legislation, including our eligibility and our tenants for funding under programs designed to provide financial assistance to U.S. businesses. We have availed ourselves of the option to defer payment of the employer share of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the CARES Act through December 31, 2020.

We believe the diversification of our business across multiple asset classes (i.e., office, retail and multifamily), together with our third-party construction business, will help to mitigate the impact of the pandemic on our business to a greater extent than if our business were concentrated in a single asset class. However, as discussed in greater detail below, we expect the impact of the pandemic to continue to have a particularly adverse effect on many of our retail tenants, which will continue to adversely affect our results of operations even if the performance of our office and multifamily assets and our construction business remain close to historical levels. Furthermore, if the impacts of the pandemic continue for an extended period of time, we expect that certain office tenants and multifamily residents will experience greater financial distress, which could result in late payments, requests for rental relief, business closures, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations, as applicable.

Operating Property Portfolio

As of April 24, 2020, we had collected approximately 78% of expected rents under in-place leases for the month of April 2020. The chart below sets forth certain information regarding summary of overall April rent collections ($ in thousands):

________________________________________

(1)
WeWork at One City Center excluded. A portion of March rent was refunded and April rent was not charged due to a loss of elevator service resulting from a fire in an apartment over the office space. In May 2020, we received business interruption insurance proceeds of $456,000 to cover rent for the period from March 15, 2020 to May 31, 2020.

(2)	Immaterial $30,000 of uncollectable multifamily rent excluded.

Office Portfolio

The chart below sets forth certain information regarding the April rent collections of our office portfolio as of April 24, 2020. Data reported below relates to April rent charges and collections for office tenants through April 24, 2020, and does not correspond to the reporting segment classification of the properties as a whole ($ in thousands):

________________________________________

(1)
WeWork at One City Center excluded. A portion of March rent was refunded and April rent was not charged due to a loss of elevator service resulting from a fire in an apartment over the office space. In May 2020, we received business interruption insurance proceeds of $456,000 to cover rent for the period from March 15, 2020 to May 31, 2020.

Retail Portfolio

In an effort to contain COVID-19 or slow its spread, state and local governments have enacted various measures, including orders to close all businesses not deemed essential, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. These government-imposed measures, coupled with customers reducing their purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to retail businesses around the country, including in the markets in which we own retail assets.

The chart below sets forth certain information regarding the April rent collections of our retail portfolio as of April 24, 2020. Data reported relates to April rent charges and collections for retail tenants through April 24, 2020, and does not correspond to the reporting segment classification of the properties as a whole ($ in thousands):
________________________________________

(1)	As a percentage of April rent and recovery charges

The chart below sets forth certain information regarding the April rent composition of our retail portfolio as of April 24, 2020. Data reported relates to April rent charges and collections for retail tenants through April 24, 2020 and does not correspond to the reporting segment classification of the properties as a whole.

________________________________________

(1)	As a percentage of April rent and recovery charges

Multifamily Portfolio

The chart below sets forth certain information regarding the April rent collection of our multifamily portfolio as of April 24, 2020. Data reported relates to April rent charges and collections for multifamily tenants through April 24, 2020, and does not correspond to the reporting segment classification of the properties as a whole ($ in thousands):

Due to recent actions taken by state governments and limited working capacity for government courts and agencies, certain properties in our multifamily portfolio are subject to increased restrictions that limit our ability evict tenants or charge late fees. Details are as follows:

•
1405 Point: State restriction prohibits evictions of tenants effected by COVID-19. Evictions cannot be processed until the state of emergency is terminated and the catastrophic health emergency is rescinded.

•	Encore Apartments: State restriction applies due to limited working capacity of the courts. Eviction paperwork can be filed electronically but will not be processed until May 17, 2020 at the earliest.

•
Greenside Apartments: State restriction applies due to limited working capacity of the courts. Eviction paperwork can be filed electronically but will not be processed until June 1, 2020 at the earliest.

•	Hoffler Place: State restriction applies due to limited working capacity of the courts. Eviction paperwork can be filed electronically but will not be processed until May 15, 2020 at the earliest.

•
Johns Hopkins Village: State restriction prohibits evictions of tenants effected by COVID-19. Evictions cannot be processed until the state of emergency is terminated and the catastrophic health emergency is rescinded.

•
Liberty Apartments: CARES Act restrictions apply. We are unable to issue a notice to vacate or institute an eviction action based on non-payment of rent or to charge fees or penalties related to such nonpayment of rent during the 120-day moratorium ending on July 25, 2020. Following that date, the landlord cannot require a tenant to vacate until at least 30 days after the landlord has issued the tenant a notice to vacate.

•	Premier Apartments: State restriction applies due to limited working capacity of courts. Eviction paperwork can be filed electronically but will not be processed until May 17, 2020 at the earliest.

•
Smith's Landing: CARES Act restrictions apply. We are unable to issue a notice to vacate or institute an eviction action based on non-payment of rent or to charge fees or penalties related to such nonpayment of rent during the 120- day moratorium ending on July 25, 2020. Following that date, the landlord cannot require a tenant to vacate until at least 30 days after the landlord has issued the tenant a notice to vacate.

•
The Cosmopolitan: CARES Act restrictions apply. We are unable to issue a notice to vacate or institute an eviction action based on non-payment of rent or to charge fees or penalties related to such nonpayment of rent during the 120- day moratorium ending on July 25, 2020. Following that date, the landlord cannot require a tenant to vacate until at least 30 days after the landlord has issued the tenant a notice to vacate.

Construction and Development Business

As of the date of this quarterly report on Form 10-Q, all of our construction jobsites remain open and operational, and we intend to continue third-party construction work unless government-imposed restrictions are implemented that prohibit or significantly restrict the continuation of construction work. As of March 31, 2020, we had a third-party construction backlog of approximately $235.6 million.

With respect to our development pipeline, we proactively deferred the Chronicle Mill, Southern Post, and Ten Tryon development projects in order to provide additional balance sheet flexibility until economic conditions stabilize, each of which had previously been scheduled to commence during the second quarter of 2020. The Summit Place and Wills Wharf developments remain on schedule for delivery in 2020 as previously disclosed with sufficient construction loan commitments to fund the remaining estimated costs to complete; however, the disruption in global supply chains and our desire to prioritize the health and safety of our workforce may cause delays.

Mezzanine Lending Program

We continue to monitor the development projects securing our five mezzanine loans:

Delray Plaza: We had previously planned to purchase this project from the developer but have opted instead to allow the developer to market and sell the project to a third party, resulting in an extended hold period for this loan. Effective April 1, 2020, we have stopped recognizing interest on this loan for accounting purposes since collection of additional interest accruals is less certain. Interest will continue to accrue on this loan and will be due and payable by the developer upon a capital event.

The Residences at Annapolis Junction: The developer of this project continues to lease up the project and market it to potential buyers. These activities have taken longer than originally anticipated and include the recent appointment of a new property management company. Effective April 1, 2020, we have stopped recognizing interest on this loan for accounting purposes since collection of additional interest accruals is less certain. Interest will continue to accrue on this loan and will be due and payable by the developer upon a capital event. The developer plans to sell the project once it is stabilized.

Nexton Square: We plan to exercise our option to purchase Nexton Square once the project is stabilized. Development activities are nearing completion, and this purchase option still appears to be economically advantageous to us.

Solis Apartments at Interlock: This project is estimated to be completed during the second quarter of 2021. Current estimates of future operating results and projected sales proceeds from this project continue to support the full collection of our principal and interest upon sale of the project.

Interlock Commercial: This project is estimated to be completed during the second quarter of 2021. In May 2020, we modified the mezzanine loan to allow for an additional $7.0 million of loan funding for purposes of building townhome units as an additional phase of this development project. Current estimates of future operating results and projected sales proceeds from this project continue to support the full collection of our principal and interest upon sale of the project.

With the exception of the additional commitment for the Interlock Commercial project, there are no remaining funding commitments for the outstanding mezzanine loans. We continue to monitor leasing activity at these projects, as applicable, and will monitor the impact of COVID-19 on leasing activity and development activity at each of these projects.

First Quarter 2020 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2020 and other recent developments:

•
Net income attributable to common stockholders and OP Unit holders of $8.2 million, or $0.11 per diluted share, compared to $6.5 million, or $0.10 per diluted share, for the three months ended March 31, 2019.

•
Funds from operations attributable to common stockholders and OP Unit holders ("FFO") of $22.3 million, or $0.29 per diluted share, compared to $16.6 million, or $0.25 per diluted share, for the three months ended March 31, 2019. See "Non-GAAP Financial Measures."

•
Normalized funds from operations available to common stockholders and OP Unit holders ("Normalized FFO") of $24.7 million, or $0.32 per diluted share, compared to $18.5 million, or $0.27 per diluted share, for the three months ended March 31, 2019. See "Non-GAAP Financial Measures."

•	Core operating property portfolio occupancy at 95.6% as of March 31, 2020 compared to 96.5% as of December 31, 2019.

•	Third-party construction backlog as of March 31, 2020 was $235.6 million.

•	Reaffirmed our commitment to best-in-class corporate governance practices by waiving the option to classify our Board without stockholder approval under Maryland law, commonly referred to as MUTA.

•
Established a Sustainability Committee to support the Company's ongoing commitment to environmental, workplace health and safety, corporate social responsibility, corporate governance, and other sustainability matters. The Sustainability Committee's 2019 Report can be accessed through the Company's website, ArmadaHoffler.com/Sustainability.

•	Adopted several new corporate governance policies related to: environmental matters, human rights, vendor code of business conduct, clawback of incentive compensation, and anti-hedging.

Segment Results of Operations

As of March 31, 2020, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Rental revenues	$10,192	$5,556	$4,636
Property expenses	3,692	2,012	1,680
Segment NOI	$6,500	$3,544	$2,956

Office segment NOI for the three months ended March 31, 2020 increased 83.4%, compared to the three months ended March 31, 2019. The increase relates primarily to the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019.

Office Same Store Results

Office same store results for the three months ended March 31, 2020 and 2019 exclude One City Center, Brooks Crossing Office, and Thames Street Wharf.

Office same store rental revenues, property expenses, and NOI for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Rental revenues	$5,303	$5,326	$(23)
Property expenses	1,956	1,859	97
Same Store NOI	$3,347	$3,467	$(120)
Non-Same Store NOI	3,153	77	3,076
Segment NOI	$6,500	$3,544	$2,956

Office same store NOI for the three months ended March 31, 2020 decreased 3.5%, compared to the three months ended March 31, 2019. The decrease relates primarily to the relocation of the Company’s construction division to space within Armada Hoffler Tower which became vacant after a tenant chose to downsize. The Company’s construction division previously occupied space at an adjacent property which is classified as retail for segment reporting purposes. Rental revenue from the Company’s construction division is eliminated for consolidation purposes. This decrease was partially offset by increased occupancy across the rest of the same store office portfolio.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Rental revenues	$20,411	$17,257	$3,154
Property expenses	5,186	4,411	775
Segment NOI	$15,225	$12,846	$2,379

Retail segment NOI for the three months ended March 31, 2020 increased 18.5%, compared to the three months ended March 31, 2019. The increase was primarily a result of the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposal of Lightfooot Marketplace in August 2019 and the loss of Dick’s Sporting Goods at Town Center. As previously disclosed, Apex Entertainment will take the entire space previously occupied by Dick’s Sporting Goods after the redevelopment and buildout of the facility is completed, which is expected to occur by the end of 2020.

Retail Same Store Results

Retail same store results for the three months ended March 31, 2020 and 2019 exclude Apex Entertainment (formerly Dick’s at Town Center due to redevelopment), Brooks Crossing Retail, Premier Retail, Columbus Village (due to redevelopment), the additional outparcel phase of Wendover Village, Market at Mill Creek, Red Mill Commons, Marketplace at Hilltop (acquired in May 2019), Waynesboro Commons (disposed in April 2019), and Lightfoot Marketplace (disposed in August 2019).

Retail same store rental revenues, property expenses, and NOI for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Rental revenues	$15,909	$15,587	$322
Property expenses	3,853	3,796	57
Same Store NOI	$12,056	$11,791	$265
Non-Same Store NOI	3,169	1,055	2,114
Segment NOI	$15,225	$12,846	$2,379

Retail same store NOI for the three months ended March 31, 2020 increased 2.2%, compared to the three months ended March 31, 2019. The increase was primarily the result of increased occupancy related to tenants that opened during 2019 and the first quarter of 2020.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Rental revenues	$11,686	$8,096	$3,590
Property expenses	4,830	3,430	1,400
Segment NOI	$6,856	$4,666	$2,190

Multifamily segment NOI for the three months ended March 31, 2020 increased 46.9%, compared to the three months ended March 31, 2019. The increase was primarily a result of higher occupancy at Greenside Apartments and Premier Apartments, both of which were in lease-up in Q1 2019, the acquisition of 1405 Point in April 2019, the commencement of operations at Hoffler Place in August 2019, higher termination fees at Johns Hopkins Village, and higher rental rates at Smith’s Landing.

Multifamily Same Store Results

Multifamily same store results for the three months ended March 31, 2020 and 2019 exclude Greenside Apartments, Premier Apartments, 1405 Point, Hoffler Place, and The Cosmopolitan (due to redevelopment).

 Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Rental revenues	$5,620	$5,449	$171
Property expenses	2,093	2,086	7
Same Store NOI	$3,527	$3,363	$164
Non-Same Store NOI	3,329	1,303	2,026
Segment NOI	$6,856	$4,666	$2,190

Multifamily same store NOI for the three months ended March 31, 2020 increased 4.9%, compared to the three months ended March 31, 2019. The increase was primarily the result of higher termination fees at Johns Hopkins Village and higher rental rates at Smith’s Landing.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Segment revenues	$47,268	$17,036	$30,232
Segment expenses	45,550	16,286	29,264
Segment gross profit	$1,718	$750	$968
Operating margin	3.6%	4.4%	(0.8)%

General contracting and real estate services segment profit for the three months ended March 31, 2020 increased 129.1%, compared to the three months ended March 31, 2019. The increase was primarily attributable to the timing of commencement of new projects.

The changes in third party construction backlog for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning backlog	$242,622	$165,863
New contracts/change orders	40,440	12,019
Work performed	(47,420)	(17,011)
Ending backlog	$235,642	$160,871

As of March 31, 2020, we had $65.3 million in backlog on the 27th Street project, $40.3 million in backlog on the Solis Apartments project, $33.0 million in backlog on the Interlock Commercial project, $34.5 million in backlog on the Holly Springs Apartments project, and $19.9 million in backlog on Boulders Lakeside Apartments project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(unaudited, in thousands)
Revenues
Rental revenues	$42,289	$30,909	$11,380
General contracting and real estate services revenues	47,268	17,036	30,232
Total revenues	89,557	47,945	41,612

Expenses
Rental expenses	9,375	6,725	2,650
Real estate taxes	4,333	3,128	1,205
General contracting and real estate services expenses	45,550	16,286	29,264
Depreciation and amortization	14,279	9,904	4,375
Amortization of right-of-use assets - finance leases	147	—	147
General and administrative expenses	3,793	3,401	392
Acquisition, development and other pursuit costs	27	400	(373)
Impairment charges	158	—	158
Total expenses	77,662	39,844	37,818
Operating income	11,895	8,101	3,794
Interest income	7,226	5,319	1,907
Interest expense on indebtedness	(7,959)	(5,886)	(2,073)
Interest expense on finance leases	(229)	—	(229)
Equity in income of unconsolidated real estate entities	—	273	(273)
Change in fair value of interest rate derivatives	(1,736)	(1,463)	(273)
Provision for unrealized credit losses	(377)	—	(377)
Other income (expense), net	58	60	(2)
Income before taxes	8,878	6,404	2,474
Income tax benefit	257	110	147
Net income	9,135	6,514	2,621
Net loss attributable to noncontrolling interests in investment entities	92	—	92
Preferred stock dividends	(1,067)	—	(1,067)
Net income attributable to common stockholders and OP Unit holders	$8,160	$6,514	$1,646

Rental revenues for the three months ended March 31, 2020 increased $11.4 million compared to the three months ended March 31, 2019 as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Office	$10,192	$5,556	$4,636
Retail	20,411	17,257	3,154
Multifamily	11,686	8,096	3,590
	$42,289	$30,909	$11,380

Office rental revenues for the three months ended March 31, 2020 increased 83.4% compared to the three months ended March 31, 2019 primarily as a result of the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019.

Retail rental revenues for the three months ended March 31, 2020 increased 18.3% compared to the three months ended March 31, 2019 primarily as a result of the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposal of Lightfoot Marketplace in August 2019 and the loss of Dick’s Sporting Goods at Town Center.

Multifamily rental revenues for the three months ended March 31, 2020 increased 44.3% compared to the three months ended March 31, 2019 primarily as a result of higher occupancy at Greenside Apartments and Premier Apartments, both of which were in lease-up in first quarter of 2019, the acquisition of 1405 Point in April 2019, the commencement of operations at Hoffler Place in August 2019, higher termination fees at Johns Hopkins Village, and higher rental rates at Smith’s Landing.

General contracting and real estate services revenues for the three months ended March 31, 2020 increased 177.5% compared to the three months ended March 31, 2019, due to the timing of commencement of new projects.

Rental expenses for the three months ended March 31, 2020 increased $2.7 million compared to the three months ended March 31, 2019 as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Office	$2,546	$1,486	$1,060
Retail	3,020	2,600	420
Multifamily	3,809	2,639	1,170
	$9,375	$6,725	$2,650

Office rental expenses for the three months ended March 31, 2020 increased 71.3% compared to the three months ended March 31, 2019 primarily as a result of the acquisition of One city Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019.

Retail rental expenses for the three months ended March 31, 2020 increased 16.2% compared to the three months ended March 31, 2019 primarily as a result of the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposal of Lightfooot Marketplace in August 2019 and the loss of Dick’s Sporting Goods at Town Center.

Multifamily rental expenses for the three months ended March 31, 2020 increased 44.3% compared to the three months ended March 31, 2019 primarily as a result of higher occupancy at Greenside Apartments and Premier Apartments, the acquisition of 1405 Point in April 2019, and the commencement of operations at Hoffler Place in August 2019.

Real estate taxes for the three months ended March 31, 2020 increased $1.2 million compared to the three months ended March 31, 2019 as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Office	$1,146	$526	$620
Retail	2,166	1,811	355
Multifamily	1,021	791	230
	$4,333	$3,128	$1,205

Office real estate taxes for the three months ended March 31, 2020 increased 117.9% compared to the three months ended March 31, 2019 primarily due to the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019.

Retail real estate taxes for the three months ended March 31, 2020 increased 19.6% compared to the three months ended March 31, 2019 primarily due to the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were partially offset by the disposal of Lightfooot Marketplace in August 2019.

Multifamily real estate taxes for the three months ended March 31, 2020 increased 29.1% compared to the three months ended March 31, 2019 primarily as a result of the acquisition of 1405 Point in April 2019 and the commencement of operations at Hoffler Place in August 2019.

General contracting and real estate services expenses for the three months ended March 31, 2020 increased 179.7% compared to the three months ended March 31, 2019 due to the timing of commencement of new projects.

Depreciation and amortization for the three months ended March 31, 2020 increased 44.2% compared to the three months ended March 31, 2019 as a result of development properties placed in service and acquisitions of operating properties.

Amortization of right-of-use assets - finance leases relates to new ground leases acquired since March 31, 2019 for which the Company is the lessee, which are classified as finance leases.

General and administrative expenses for the three months ended March 31, 2020 increased 11.5% compared to the three months ended March 31, 2019 primarily as a result of higher compensation expense and benefit costs from increased employee headcount.

Acquisition, development and other pursuit costs for the three months ended March 31, 2020 decreased $0.4 million compared to the three months ended March 31, 2019. The costs incurred in the three months ended March 31, 2019 were primarily related to a potential development project that was abandoned.

Impairment charges for the three months ended March 31, 2020 relate to tenants that vacated prior to their lease expiration.

Interest income for the three months ended March 31, 2020 increased 35.9% compared to the three months ended March 31, 2019 due to higher notes receivable balances due to increased loan funding.

Interest expense on indebtedness for the three months ended March 31, 2020 increased 35.2% compared to the three months ended March 31, 2019 primarily due to increased borrowings on the corporate credit facility and additional borrowings on the property loans.

Interest expense on finance leases relates to new ground leases acquired since March 31, 2019 for which the Company is the lessee, which are classified as finance leases.

Equity in income of unconsolidated real estate entities for the three months ended March 31, 2019 relates to our investment in One City Center from January 1, 2019 to March 14, 2019, which was an unconsolidated real estate investment during this period.

The change in fair value of interest rate derivatives for the three months ended March 31, 2020 experienced significant decreases compared to the three months ended March 31, 2019 due to significant decreases in forward LIBOR (the London Inter-Bank Offered Rate).

Provision for unrealized credit losses relates to increased expected loan losses due to changes in economic conditions and changes in the status of development projects that secure our mezzanine loans. The adoption of the new credit loss standard on January 1, 2020 generally has the effect of requiring us to recognized expected loan losses sooner than under the previous standard.

Other income remained fairly consistent.

Income tax benefit that we recognized during the three months ended March 31, 2020 and 2019 were attributable to to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

In response to the COVID-19 pandemic, we have implemented various measures to preserve our short-term liquidity position and manage our cash flow, as described below under "Responses to COVID-19." In the short-term, our liquidity requirements are expected to consist of operating expenses, required capital expenditures, dividend payments to holders of our

Series A Preferred Stock, debt service, and funding commitments relating to certain development projects. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans, and if market conditions permit, net proceeds from the sale of common stock or preferred stock through our at-the-market continuous equity offering program, which is discussed below.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, general contracting expenses, property development and acquisitions, tenant improvements, capital improvements, and mezzanine loan funding requirements. As discussed below, we have proactively deferred previously announced development activity at several of our projects, postponed all acquisition activity for the foreseeable future, and suspended non-essential capital expenditures. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness, sales of operating real estate properties, and the issuance of equity and debt securities. In the future, subject to available borrowing capacity, we may fund property development and acquisitions and capital improvements using our credit facility pending long-term financing.

As of March 31, 2020, we had unrestricted cash and cash equivalents of $48.1 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $4.7 million, some of which is available for capital expenditures at our operating properties. As of March 31, 2020, we were fully drawn on our credit facility and had $40.4 million available under our construction loans to fund development activities (of this amount, $4.9 million was borrowed in April 2020 to fund March 2020 development costs and $5.8 million will be drawn to pay outstanding retainage when due).

We have no loans scheduled to mature during the remainder of 2020.

Responses to COVID-19

In March, 2020, as a precautionary measure to maximize our liquidity and to increase our available cash on hand, we drew down the remaining $15.0 million of availability on our senior unsecured revolving credit facility. The proceeds will be available to be used for working capital, general corporate or other purposes.

On April 28, 2020, our Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the Company, its stockholders, and its OP unitholders to suspend the payment of quarterly cash dividends to common stockholders and quarterly distributions to holders of Class A common units as a measure to preserve liquidity in light of the uncertainty resulting from COVID-19. The Company expects to resume cash dividends to common stockholders and cash distributions to holders of Class A common units, subject to the earnings and financial condition of the Company and other relevant factors, but the Company can provide no timetable for the resumption of dividends and distributions and no assurances that dividends and distributions paid per share of common stock and per Class A unit, respectively, will be in an amount equal to the dividends and distributions paid for the quarter ended March 31, 2020. We will monitor our projected taxable income for 2020 and plan to distribute sufficient dividends to maintain our status as a REIT. The Board of Directors did not suspend the payment of dividends on shares of our Series A Preferred Stock.

In addition, in an effort to strengthen our financial flexibility and efficiently manage through the uncertainty caused by COVID-19, Lou Haddad, our President and Chief Executive Officer, voluntarily elected to reduce his base salary by 25%, and each of our directors, including Dan Hoffler and Russ Kirk, voluntarily elected to reduce their cash retainers and the value of their annual equity awards by 25%, in each case effective as of May 1, 2020.

The payment of dividends and the amount of such dividends depends upon matters deemed relevant by our Board of Directors on a quarterly basis, such as our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, agreements governing our indebtedness or senior securities, including our Series A Preferred Stock, and other factors deemed relevant and appropriate. Notwithstanding the Board of Director’s decision to suspend dividends, we expect to pay dividends on our common stock in future periods to the extent necessary to maintain our REIT qualification.

We proactively deferred the Chronicle Mill, Southern Post, and Ten Tryon development projects in order to provide additional balance sheet flexibility until economic conditions stabilize. We have also slowed down redevelopment activities at The Cosmopolitan. The chart below sets forth certain information regarding cash requirements to complete current development and redevelpment work through 2020 as of April 24, 2020.

As of 3/31/20	PROPERTY TYPE	ESTIMATED COST	COST TO DATE	COST TO COMPLETE	CONSTRUCTION LOAN AVAILABLE	CASH REQUIREMENT REMAINING
DEVELOPMENT						
Summit Place (Meeting Street) Charleston, SC	Multifamily	$56M	$53M	$3M	$3M	$0M
Wills Wharf Baltimore, MD	Office	$120M	$98M	$22M	$22M	$0M
TOTAL DEVELOPMENT		$176M	$151M	$25M	$25M	$0M
REDEVELOPMENT						SHORT TERM CASH REQUIREMENT
The Cosmopolitan Virginia Beach, VA	Mutlifamily	$10M	$9M	$1M (1)	NA	$1M
Columbus Village I Virginia Beach, VA	Mixed-Use	$8M	$7M	$1M (1)	NA	$1M
Apex Entertainment Building (Former Dick's Sporting Goods) Virginia Beach, VA	Mixed-Use	$8M	$1M	$7M	NA	$7M
TOTAL REDEVELOPMENT		$26M	$17M	$9M		$9M
DEVELOPMENT ON HOLD DEVELOPMENT PROJECTS WITH OUTSTANDING CASH REQUIREMENTS HAVE BEEN PUT ON HOLD						SHORT TERM CASH REQUIREMENT
Chronicle Mill Belmont, NC	Multifamily	TBD	$4M	NA	NA	$0M
Southern Post Roswell, GA	Multifamily/Mixed-Use	TBD	$9M	NA	NA	$0M
Ten Tryon Charlotte, NC	Mixed-Use	TBD	$8M	NA	NA	$0M
TOTAL DEVELOPMENT ON HOLD			$21M			$0M
TOTAL DEVELOPMENT, REDEVELOPMENT, & ON HOLD		$202M	$189M	$34M	$25M	$9M

ATM Program

On February 26, 2018, we commenced an at-the-market continuous equity offering program (the "Prior ATM Program"), which was amended on August 6, 2019, through which we could, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $180.7 million. During the three months ended March 31, 2020, we issued and sold 92,577 shares of common stock at a weighted average price of $18.23 per share under the Prior ATM Program, receiving net proceeds after offering costs and commissions of $1.7 million.

On March 10, 2020, we commenced a new at-the-market continuous equity offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock and shares of our 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through our sales agents and, with respect to shares of our common stock, may enter into separate forward sales agreements to or through the forward purchaser. Upon commencing the ATM Program, we simultaneously terminated the Prior ATM Program. During the three months ended March 31, 2020, we did not issue any shares under this ATM Program. Shares having an aggregate offering price of $300.0 million remained unsold under the ATM Program as of May 5, 2020.

Credit Facility

We have a senior credit facility that was amended and restated on October 3, 2019. The total commitments are $355.0 million, comprised of a $150.0 million senior unsecured revolving credit facility and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility), with a syndicate of banks. Subject to available borrowing capacity, we intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio, and for working capital.

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

•	Minimum occupancy rate (as defined in the credit agreement) for all unencumbered properties of not less than 80% at any time; and

•	Maximum aggregate rental revenue from any single tenant of not more than 30% of rental revenues with respect to all leases of unencumbered properties (as defined in the credit agreement).

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

We are currently in compliance with all covenants under the credit agreement. In light of the adverse effects of the COVID-19 pandemic on our business, we proactively engaged with the lenders under our credit facility to discuss our potential options should we need to obtain a waiver or modification of certain financial covenants to avoid non-compliance in future periods.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2020 ($ in thousands):

	Amount Outstanding	Interest Rate (a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Hoffler Place (b)	$29,589	LIBOR + 3.24%	4.23%		January 1, 2021	$29,589
Summit Place (b)	30,135	LIBOR + 3.24%	4.23%		January 1, 2021	30,135
Southgate Square	20,342	LIBOR + 1.60%	2.59%		April 29, 2021	19,462
Encore Apartments (c)	24,717	3.25%			September 10, 2021	23,993
4525 Main Street (c)	31,717	3.25%			September 10, 2021	30,787
Red Mill West	11,187	4.23%			June 1, 2022	10,187
Thames Street Wharf	70,000	LIBOR + 1.30%	1.81%	(d)	June 26, 2022	70,000
Hanbury Village	18,385	3.78%			August 15, 2022	17,454
Marketplace at Hilltop	10,419	4.42%			October 1, 2022	9,383
1405 Point	53,000	LIBOR + 2.25%	3.24%		January 1, 2023	51,532
Socastee Commons	4,540	4.57%			January 6, 2023	4,223
Sandbridge Commons	7,959	LIBOR + 1.75%	2.74%		January 17, 2023	7,247
Wills Wharf	45,759	LIBOR + 2.25%	3.24%		June 26, 2023	45,759
249 Central Park (e)	16,772	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	15,935
Fountain Plaza Retail (e)	10,093	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	9,590
South Retail (e)	7,363	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	6,996
One City Center	25,159	LIBOR + 1.85%	2.84%		April 1, 2024	22,559
Red Mill Central	2,494	4.80%			June 17, 2024	1,765
Premier Apartments (f)	16,750	LIBOR + 1.55%	2.54%		October 31, 2024	15,848
Premier Retail (f)	8,250	LIBOR + 1.55%	2.54%		October 31, 2024	7,806
Red Mill South	6,062	3.57%			May 1, 2025	4,383
Brooks Crossing Office	14,411	LIBOR + 1.60%	2.59%		July 1, 2025	10,653
Market at Mill Creek	14,034	LIBOR + 1.55%	2.54%		July 12, 2025	10,635
Johns Hopkins Village	51,566	LIBOR + 1.25%	4.19%	(d)	August 7, 2025	45,967
North Point Center-Phase II	2,193	7.25%			September 15, 2025	1,344
Lexington Square	14,633	4.50%			September 1, 2028	12,044
Red Mill North	4,370	4.73%			December 31, 2028	3,295
Greenside Apartments	33,828	3.17%			December 15, 2029	26,250
Smith's Landing	17,966	4.05%			June 1, 2035	384
Liberty Apartments	14,094	5.66%			November 1, 2043	—
The Cosmopolitan	43,506	3.35%			July 1, 2051	—
Total secured debt	$661,293					$545,205
Unsecured Debt
Senior unsecured revolving credit facility	$150,000	LIBOR+1.30%-1.85%	2.49%		January 24, 2024	$150,000
Senior unsecured term loan	19,500	LIBOR+1.25%-1.80%	2.44%	(g)	January 24, 2025	19,500
Senior unsecured term loan	185,500	LIBOR+1.25%-1.80%	1.95%-4.47%	(d)	January 24, 2025	185,500
Total unsecured debt	$355,000					$355,000
Total principal balances	1,016,293					900,205
Unamortized GAAP adjustments	(9,676)					—
Indebtedness, net	$1,006,617					$900,205
________________________________________
(a) LIBOR rate is determined by individual lenders.
(b) Cross collateralized.
(c) Cross collateralized.
(d) Includes debt subject to interest rate swap locks.
(e) Cross collateralized.
(f) Cross collateralized.
(g) Includes debt subject to interest rate swap locks as of April 1, 2020.

We are currently in compliance with all covenants on our outstanding indebtedness. In April 2020, we proactively obtained a waiver from the lender for the Premier Retail/Apartments property wherein we will not have to meet the minimum debt service coverage requirement for the period ending June 30, 2020. We also proactively obtained a waiver from the lender for the 249 Central Park, Fountain Plaza Retail, and South Retail properties wherein we will not have to meet the minimum debt service coverage requirement for the periods ending June 30, 2020 and December 31, 2020.

We have contacted our lender for Johns Hopkins Village to discuss potential options in the event that we are not able to meet certain loan covenants in future periods.

As of March 31, 2020, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2020 (excluding three months ended March 31, 2020)	$7,537	1%
2021	144,980	14%
2022	116,807	11%
2023	149,140	15%
2024	205,066	20%
Thereafter	392,763	39%
Total	$1,016,293	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.

Interest Rate Derivatives

As of March 31, 2020, the Company held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
John Hopkins Village	51,566	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	34,228	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.55%	2.00%	4/1/2020	4/1/2024
Total	$341,294

As of March 31, 2020, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
3/7/2018	4/1/2020	2.25%	$50,000
7/16/2018	8/1/2020	2.50%	50,000
12/11/2018	1/1/2021	2.75%	50,000
5/15/2019	6/1/2022	2.50%	100,000
1/10/2020	2/1/2022	1.75%	50,000
1/28/2020	2/1/2022	1.75%	50,000
2/28/2020	3/1/2022	1.50%	100,000
Total			$450,000

Off-Balance Sheet Arrangements

In connection with our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees we made as of March 31, 2020 (in thousands):

Development project	Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial (1)	30,654
Total	$56,734
________________________________________
(1) In May 2020, the borrower for the Interlock Commercial loan modified the senior construction loan on the project. As part of this modification, the Company agreed to increase its payment guaranty for this senior loan to $34.3 million.

Cash Flows

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Operating Activities	$20,307	$16,079	$4,228
Investing Activities	(49,170)	(79,803)	30,633
Financing Activities	38,072	58,632	(20,560)
Net Increase (decrease)	$9,209	$(5,092)	$14,301
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$43,579	$24,051
Cash, Cash Equivalents, and Restricted Cash, End of Period	$52,788	$18,959

Net cash provided by operating activities during the three months ended March 31, 2020 increased $4.2 million compared to the three months ended March 31, 2019 primarily as a result of timing differences in operating assets and liabilities as well as increased net operating income from the property portfolio.

During the three months ended March 31, 2020, we invested $30.6 million less in cash compared to the three months ended March 31, 2019 due to decreased development activity and less cash invested in the acquisition of operating properties, which was partially offset by more funding of notes receivable.

Net cash provided by financing activities during the three months ended March 31, 2020 decreased $20.6 million compared to three months ended March 31, 2019 primarily as a result of the decreased net proceeds from equity issuances.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our year-over-year performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, impairment of intangible assets and liabilities, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives, provision for unrealized credit losses, amortization of right-of-use assets attributable to finance leases, severance related costs, and other non-comparable items.

The following table sets forth a reconciliation of FFO and Normalized FFO for the three months ended March 31, 2020 and 2019 to net income, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unit holders	$8,160	$6,514
Depreciation and amortization(1)	14,092	10,129
FFO attributable to common stockholders and OP Unit holders	22,252	16,643
Acquisition, development and other pursuit costs	27	400
Impairment of intangible assets and liabilities	158	—
Provision for unrealized credit losses	377	—
Amortization of right-of-use assets - finance leases	147	—
Change in fair value of interest rate derivatives	1,736	1,463
Normalized FFO available to common stockholders and OP Unit holders	$24,697	$18,506
Net income attributable to common stockholders and OP Unit holders per diluted share and unit	$0.11	$0.10
FFO per diluted share and unit attributable to common stockholders and OP Unit holders	$0.29	$0.25
Normalized FFO per diluted share and unit attributable to common stockholders and OP Unit holders	$0.32	$0.27
Weighted average common shares and units - diluted	77,671	67,919
________________________________________

(1) The adjustment for depreciation and amortization for the three months ended March 31, 2020 excludes $0.2 million of depreciation attributable to the Company's joint venture partners. The adjustment for depreciation and amortization for the three months ended March 31, 2019 includes $0.2 million of depreciation attributable to the Company's investment in One City Center from January 1, 2019 to March 14, 2019, which was an unconsolidated real estate investment during this period.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon then-currently available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2019.

In June 2016, the Financial Accounting Standard Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the "incurred loss" approach under previous guidance with an "expected loss" model for instruments measured at amortized cost, such as the Company's notes receivable, construction receivables, and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses.

We adopted the new standard on January 1, 2020, using the modified retrospective transition method and recorded a noncash cumulative effect adjustment to retained earnings of $3.0 million, $2.8 million of which relates to our mezzanine loans and $0.2 million of which relates to our construction accounts receivable. See Note 6—Notes Receivable and Current Expected Credit Losses, for more information.

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

At March 31, 2020 and excluding unamortized GAAP adjustments, approximately $581.4 million, or 57.2%, of our debt had fixed interest rates and approximately $434.9 million, or 42.8%, had variable interest rates. At March 31, 2020, LIBOR was approximately 99 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR increased by 100 basis points, our cash flow would decrease by $3.6 million per year as a result of the interest rate caps. Assuming no increase in the level of our variable rate debt, if LIBOR decreased by 100 basis points, our cash flow would increase by $4.3 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2020, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Since being first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. All of our properties and our headquarters are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our businesses in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent and other obligations to us. The government-imposed measures in response to the pandemic, coupled with customers reducing their purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to retail businesses around the country, including in the markets in which we own retail assets, which has resulted, and could continue to result in, tenants being unwilling or unable to pay rent in full on a timely basis or at all. For example, as of April 24, 2020, we had collected 57% of April rent from our retail tenants and agreed to defer 43% of April rent from our retail tenants. If the impacts of the pandemic continue for an extended period of time, we expect that certain office tenants and multifamily residents will experience greater financial distress, which could result in late payments, requests for rental relief, business closures, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations, as applicable. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Certain of our office and retail tenants also may incur significant costs or losses responding to the COVID-19 pandemic, lose business due to any interruption in the operations of our properties or incur other losses or liabilities related to shelter-in-place orders, quarantines, infection or other related factors. In addition, numerous state, local, federal and industry-initiated efforts may affect our ability to collect rent or enforce remedies for the failure to pay rent, particularly with respect to our multifamily properties. Our development and construction projects also could be adversely affected, including as a result of disruptions in supply chains and government restrictions on the types of projects that may continue during the pandemic. Additionally, borrowers under our mezzanine loan program may be unable to satisfy their obligations to us as a result of the deterioration of their businesses as a result of the pandemic. In addition, a significant number of our retail tenants have been forced to close temporarily or operate on a limited basis as a result of COVID-19 and related government actions, which could result in delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies. For example, as of April 24, 2020, based on a percentage of April rent that was due, 34% of our retail tenants were open, 27% were operating on a limited basis, and 39% were closed.

Further, our management team is focused on mitigating the impacts of COVID-19, which has required and will continue to require, a large investment of time and resources across our business. Additionally, many of our employees are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We may be impacted by stock market volatility and illiquid market conditions, global economic uncertainty, and the perceived prospect for capital appreciation in real estate. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and rents across our portfolio as tenants and residents reduce or defer their spending, which could adversely affect the value of our properties.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. Section 2303(b) of the CARES Act amended the Internal Revenue Code section 172(b)(1) to provide for a carryback of any net operating loss (NOL) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 (carryback years) to each of the five taxable years preceding the taxable year in which the loss arises (carryback period). We plan to avail ourselves of this provision for any NOLs incurred by our Taxable REIT Subsidiary during the carryback years to claim any tax refunds available in the carryback period.

The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when, or to what extent any new U.S. federal tax laws, regulations, interpretations, or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the federal tax laws on an investment in our shares.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2020, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"). The following table summarizes all of these repurchases during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid for Shares(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	—	$—	N/A	N/A
February 1, 2020 through February 29, 2020	—	—	N/A	N/A
March 1, 2020 through March 31, 2020	27,060	17.30	N/A	N/A
Total	27,060	$17.30

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: May 5, 2020	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2020	/s/ Michael P. O’Hara
Michael P. O’Hara
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)