Form 10-Q
period 2020-06-30
Armada Hoffler Properties, Inc.
filed 2020-08-07
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
☐ Yes     ☒  No
As of August 5, 2020, the registrant had 57,933,586 shares of common stock, $0.01 par value per share, outstanding. In addition, as of August 5, 2020, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 20,516,265 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,431,527	$1,460,723
Held for development	13,607	5,000
Construction in progress	108,444	140,601
	1,553,578	1,606,324
Accumulated depreciation	(232,108)	(224,738)
Net real estate investments	1,321,470	1,381,586
Real estate investments held for sale	—	1,460
Cash and cash equivalents	70,979	39,232
Restricted cash	4,132	4,347
Accounts receivable, net	28,461	23,470
Notes receivable, net	182,245	159,371
Construction receivables, including retentions, net	42,787	36,361
Construction contract costs and estimated earnings in excess of billings, net	333	249
Operating lease right-of-use assets	32,907	33,088
Finance lease right-of-use assets	23,837	24,130
Acquired lease intangible assets, net	55,832	68,702
Other assets	35,883	32,901
Total Assets	$1,798,866	$1,804,897
LIABILITIES AND EQUITY
Indebtedness, net	$953,753	$950,537
Accounts payable and accrued liabilities	22,705	17,803
Construction payables, including retentions	58,253	53,382
Billings in excess of construction contract costs and estimated earnings	9,320	5,306
Operating lease liabilities	41,550	41,474
Finance lease liabilities	17,928	17,903
Other liabilities	48,411	63,045
Total Liabilities	1,151,920	1,149,450

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 2,930,000 shares authorized, 2,533,830 and 2,530,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	63,346	63,250
Common stock, $0.01 par value, 500,000,000 shares authorized; 57,010,259 and 56,277,971 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	570	563
Additional paid-in capital	460,339	455,680
Distributions in excess of earnings	(107,263)	(106,676)
Accumulated other comprehensive loss	(10,470)	(4,240)
Total stockholders’ equity	406,522	408,577
Noncontrolling interests in investment entities	582	4,462
Noncontrolling interests in Operating Partnership	239,842	242,408
Total Equity	646,946	655,447
Total Liabilities and Equity	$1,798,866	$1,804,897

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenues	$39,915	$36,378	$82,204	$67,287
General contracting and real estate services revenues	57,398	21,444	104,666	38,480
Total revenues	97,313	57,822	186,870	105,767
Expenses
Rental expenses	8,309	7,915	17,684	14,640
Real estate taxes	4,233	3,451	8,566	6,579
General contracting and real estate services expenses	55,342	20,123	100,892	36,409
Depreciation and amortization	13,777	13,505	28,056	23,409
Amortization of right-of-use assets - finance leases	146	85	293	85
General and administrative expenses	2,988	2,951	6,781	6,352
Acquisition, development and other pursuit costs	502	57	529	457
Impairment charges	—	—	158	—
Total expenses	85,297	48,087	162,959	87,931
Gain on real estate dispositions	2,776	—	2,776	—
Operating income	14,792	9,735	26,687	17,836
Interest income	4,412	5,593	11,638	10,912
Interest expense on indebtedness	(6,999)	(7,491)	(14,958)	(13,377)
Interest expense on finance leases	(228)	(112)	(457)	(112)
Equity in income of unconsolidated real estate entities	—	—	—	273
Change in fair value of interest rate derivatives	(6)	(1,933)	(1,742)	(3,396)
Unrealized credit loss release (provision)	117	—	(260)	—
Other income (expense), net	286	4	344	64
Income before taxes	12,374	5,796	21,252	12,200
Income tax benefit (provision)	(65)	30	192	140
Net income	12,309	5,826	21,444	12,340
Net (income) loss attributable to noncontrolling interests:
Investment entities	44	320	136	320
Operating Partnership	(3,051)	(1,580)	(5,286)	(3,210)
Net income attributable to Armada Hoffler Properties, Inc.	9,302	4,566	16,294	9,450
Preferred stock dividends	(1,175)	(154)	(2,242)	(154)
Net income attributable to common stockholders	$8,127	$4,412	$14,052	$9,296
Net income attributable to common stockholders per share (basic and diluted)	$0.14	$0.08	$0.25	$0.18
Weighted-average common shares outstanding (basic and diluted)	56,668	52,451	56,533	51,692

Comprehensive income:
Net income	$12,309	$5,826	$21,444	$12,340
Unrealized cash flow hedge losses	(2,279)	(3,459)	(9,768)	(4,462)
Realized cash flow hedge losses reclassified to net income	798	35	1,190	107
Comprehensive income	10,828	2,402	12,866	7,985
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	44	320	136	320
Operating Partnership	(2,646)	(677)	(2,937)	(2,074)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$8,226	$2,045	$10,065	$6,231

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity

(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2019	$63,250	$563	$455,680	$(106,676)	$(4,240)	$408,577	$4,462	$242,408	$655,447
Cumulative effect of accounting change(1)	—	—	—	(2,185)	—	(2,185)	—	(824)	(3,009)
Net income (loss)	—	—	—	6,992	—	6,992	(92)	2,235	9,135
Unrealized cash flow hedge losses	—	—	—	—	(5,438)	(5,438)	—	(2,051)	(7,489)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	285	285	—	107	392
Net proceeds from issuance of common stock	—	1	1,348	—	—	1,349	—	—	1,349
Restricted stock awards, net of tax withholding	—	1	782	—	—	783	—	—	783
Restricted stock award forfeitures	—	—	(6)	—	—	(6)	—	—	(6)
Dividends declared on preferred stock	—	—	—	(1,067)	—	(1,067)	—	—	(1,067)
Dividends and distributions declared on common shares and units ($0.22 per share and unit)	—	—	—	(12,454)	—	(12,454)	—	(4,680)	(17,134)
Balance, March 31, 2020	63,250	565	457,804	(115,390)	(9,393)	396,836	4,370	237,195	638,401
Net income (loss)	—	—	—	9,302	—	9,302	(44)	3,051	12,309
Unrealized cash flow hedge losses	—	—	—	—	(1,657)	(1,657)	—	(622)	(2,279)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	580	580	—	218	798
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	96	—	(5)	—	—	91	—	—	91
Net proceeds from issuance of common stock	—	5	4,411	—	—	4,416	—	—	4,416
Restricted stock awards, net of tax withholding	—	—	516	—	—	516	—	—	516
Restricted stock award forfeitures	—	—	(1)	—	—	(1)	—	—	(1)
Acquisition of noncontrolling interest in real estate entity	—	—	(2,386)	—	—	(2,386)	(3,744)	—	(6,130)
Dividends declared on preferred stock	—	—	—	(1,175)	—	(1,175)	—	—	(1,175)
Balance, June 30, 2020	$63,346	$570	$460,339	$(107,263)	$(10,470)	$406,522	$582	$239,842	$646,946

(1) The Company recorded cumulative effect adjustments related to the new Current Expected Credit Losses ("CECL") standard in the first quarter of 2020. See "Financial Statements — Note 2 — Significant Accounting Policies — Recent Accounting Pronouncements” for additional information.

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2018	$—	$500	$357,353	$(82,699)	$(1,283)	$273,871	$—	$182,019	$455,890
Cumulative effect of accounting change (2)	—	—	—	(125)	—	(125)	—	(42)	(167)
Net income	—	—	—	4,884	—	4,884	—	1,630	6,514
Unrealized cash flow hedge losses	—	—	—	—	(752)	(752)	—	(251)	(1,003)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	54	54	—	18	72
Net proceeds from issuance of common stock	—	21	30,185	—	—	30,206	—	—	30,206
Restricted stock awards, net of tax withholding	—	1	754	—	—	755	—	—	755
Restricted stock award forfeitures	—	—	(4)	—	—	(4)	—	—	(4)
Redemption of operating partnership units	—	1	1,259	—	—	1,260	—	(1,260)	—
Dividends and distributions declared on common shares and units ($0.21 per share and unit)	—	—	—	(11,009)	—	(11,009)	—	(3,568)	(14,577)
Balance, March 31, 2019	—	523	389,547	(88,949)	(1,981)	299,140	—	178,546	477,686
Net income (loss)	—	—	—	4,566	—	4,566	(320)	1,580	5,826
Unrealized cash flow hedge losses	—	—	—	—	(2,547)	(2,547)	—	(912)	(3,459)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	26	26	—	9	35
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	63,250	—	(2,249)	—	—	61,001	—	—	61,001
Net proceeds from issuance of common stock	—	4	7,494	—	—	7,498	—	—	7,498
Restricted stock awards, net of tax withholding	—	1	463	—	—	464	—	—	464
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	4,870	—	4,870
Issuance of operating partnership units for acquisitions	—	—	(986)	—	—	(986)	—	69,061	68,075
Dividends and distributions declared on common shares and units ($0.21 per share and unit)	—	—	—	(11,107)	—	(11,107)	—	(4,447)	(15,554)
Balance, June 30, 2019	$63,250	$528	$394,269	$(95,490)	$(4,502)	$358,055	$4,550	$243,837	$606,442

(2) The Company recorded cumulative effect adjustments related to the new lease standard in the first quarter of 2019.

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$21,444	$12,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	20,814	16,902
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	7,242	6,507
Accrued straight-line rental revenue	(1,510)	(2,208)
Amortization of leasing incentives and above or below-market rents	(414)	(97)
Amortization of right-of-use assets - finance leases	293	85
Accrued straight-line ground rent expense	7	56
Provision for unrealized credit losses	260	—
Adjustment for uncollectable lease accounts	1,486	9
Noncash stock compensation	1,451	1,017
Impairment charges	158	—
Noncash interest expense	854	589
Interest expense on finance leases	457	112
Gain on real estate dispositions	(2,776)	—
Adjustment for Annapolis Junction loan discount amortization (1)	—	(2,356)
Change in fair value of interest rate derivatives	1,742	3,396
Equity in income of unconsolidated real estate entities	—	(273)
Changes in operating assets and liabilities:
Property assets	(4,544)	2,275
Property liabilities	2,932	(2,841)
Construction assets	(6,556)	4,142
Construction liabilities	18,047	(4,004)
Interest receivable	(11,633)	(7,539)
Net cash provided by operating activities	49,754	28,112
INVESTING ACTIVITIES
Development of real estate investments	(39,854)	(75,679)
Tenant and building improvements	(5,003)	(12,519)
Acquisitions of real estate investments, net of cash received	(8,853)	(133,345)
Dispositions of real estate investments, net of selling costs	89,383	1,014
Notes receivable issuances	(17,599)	(25,355)
Notes receivable paydowns	2,413	1,692
Leasing costs	(1,656)	(1,883)
Leasing incentives	(1,179)	—
Contributions to equity method investments	—	(535)
Net cash used for investing activities	17,652	(246,610)
FINANCING ACTIVITIES
Proceeds from issuance of cumulative redeemable perpetual preferred stock, net	91	61,001
Proceeds from issuance of common stock, net	5,765	37,704
Common shares tendered for tax withholding	(534)	(344)
Debt issuances, credit facility and construction loan borrowings	74,672	291,392
Debt and credit facility repayments, including principal amortization	(80,283)	(138,175)
Debt issuance costs	(36)	(3,167)
Dividends and distributions	(35,549)	(28,003)
Net cash provided by financing activities	(35,874)	220,408
Net increase (decrease) in cash, cash equivalents, and restricted cash	31,532	1,910
Cash, cash equivalents, and restricted cash, beginning of period	43,579	24,051
Cash, cash equivalents, and restricted cash, end of period (2)	$75,111	$25,961
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosures (noncash transactions):
(Decrease) increase in dividends and distributions payable	$(16,173)	$2,128
(Decrease) increase in accrued capital improvements and development costs	(8,622)	(9,861)
Note payable issued in acquisition of noncontrolling interest in real estate investment	6,130	—
Issuance of operating partnership units for acquisitions	—	69,061
Operating Partnership units redeemed for common shares	—	1,260
Debt assumed at fair value in conjunction with real estate purchases	—	101,390
Note receivable extinguished in conjunction with real estate purchase	—	31,252
Equity method investment redeemed for real estate acquisition	—	23,011
Noncontrolling interest in acquired real estate entity	—	4,870
Recognition of operating lease right-of-use assets	—	33,525
Recognition of operating lease liabilities	—	41,191
Recognition of finance lease right-of-use assets	—	24,500
Recognition of finance lease liabilities	—	17,871
De-recognition of operating lease right-of-use assets - lease termination	—	440
De-recognition of operating lease liabilities - lease termination	—	440

(1) Borrower paid $5.0 million in 2018 in exchange for the Company's purchase option, which was accounted for as a loan modification fee; interest income was recognized as additional interest income on the note receivable over the one-year then-remaining term.

(2) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$70,979	$23,109
Restricted cash (a)	4,132	2,852
Cash, cash equivalents, and restricted cash	$75,111	$25,961

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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of June 30, 2020, owned 72.8% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

As of June 30, 2020, the Company's property portfolio consisted of 51 operating properties and three properties either under development or not yet stabilized.

Refer to Note 5 for information related to the Company's recent acquisitions and dispositions of properties.

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

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, particularly in light of the novel coronavirus ("COVID-19") pandemic and its effects on the domestic and global economies. The pandemic has led governments and other authorities around the world, including federal, state, and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, and shelter-in-place orders, causing many of the Company’s tenants, particularly in the Company’s retail portfolio, to suspend or limit operations for certain periods of time. We expect to continue to experience effects on our business as the impacts from COVID-19 and the related responses continue to develop. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). The ASU is part of the FASB's disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by generally accepted accounting principles. The ASU modifies disclosure requirements on fair value measurements in Topic 820. The Company adopted the new standard on January 1, 2020. The adoption of the ASU did not have a material impact on disclosures in the Company's consolidated financial statements.

Lease Modification Accounting Q&A

In April 2020, the FASB staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows lessors, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company adopted this guidance during the three months ended June 30, 2020 and elected to not apply the existing lease modification accounting framework in instances where the total payments under a modified lease are substantially the same as or less than the total payments under the existing lease.

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

Net operating income of the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Office real estate
Rental revenues	$10,494	$7,382	$20,686	$12,938
Rental expenses	2,291	1,853	4,837	3,339
Real estate taxes	1,228	653	2,374	1,179
Segment net operating income	6,975	4,876	13,475	8,420
Retail real estate
Rental revenues	18,714	19,235	39,125	36,492
Rental expenses	2,458	2,860	5,478	5,460
Real estate taxes	2,007	1,893	4,173	3,704
Segment net operating income	14,249	14,482	29,474	27,328
Multifamily residential real estate
Rental revenues	10,707	9,761	22,393	17,857
Rental expenses	3,560	3,202	7,369	5,841
Real estate taxes	998	905	2,019	1,696
Segment net operating income	6,149	5,654	13,005	10,320
General contracting and real estate services
Segment revenues	57,398	21,444	104,666	38,480
Segment expenses	55,342	20,123	100,892	36,409
Segment gross profit	2,056	1,321	3,774	2,071
Net operating income	$29,429	$26,333	$59,728	$48,139

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended June 30, 2020 and 2019 exclude revenue related to intercompany construction contracts of $8.4 million and $30.0 million, respectively, as it is eliminated in consolidation. General contracting and real estate services revenues for the six months ended June 30, 2020 and 2019 exclude revenue related to intercompany construction contracts of $21.5 million and $60.2 million, respectively.

General contracting and real estate services expenses for the three months ended June 30, 2020 and 2019 exclude expenses related to intercompany construction contracts of $8.3 million and $29.7 million, respectively. General contracting and real estate services expenses for the six months ended June 30, 2020 and 2019 exclude expenses related to intercompany construction contracts of $21.3 million and $59.6 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net operating income	$29,429	$26,333	$59,728	$48,139
Depreciation and amortization	(13,777)	(13,505)	(28,056)	(23,409)
Amortization of right-of-use assets - finance leases	(146)	(85)	(293)	(85)
General and administrative expenses	(2,988)	(2,951)	(6,781)	(6,352)
Acquisition, development and other pursuit costs	(502)	(57)	(529)	(457)
Impairment charges	—	—	(158)	—
Gain on real estate dispositions	2,776	—	2,776	—
Interest income	4,412	5,593	11,638	10,912
Interest expense on indebtedness	(6,999)	(7,491)	(14,958)	(13,377)
Interest expense on finance leases	(228)	(112)	(457)	(112)
Equity in income of unconsolidated real estate entities	—	—	—	273
Change in fair value of interest rate derivatives	(6)	(1,933)	(1,742)	(3,396)
Unrealized credit loss release (provision)	117	—	(260)	—
Other income (expense), net	286	4	344	64
Income tax benefit (provision)	(65)	30	192	140
Net income	$12,309	$5,826	$21,444	$12,340

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

Rental revenue for the three and six months ended June 30, 2020 and 2019 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Base rent and tenant charges	$38,767	$35,066	$80,280	$64,991
Accrued straight-line rental adjustment	953	1,187	1,510	2,148
Lease incentive amortization	(160)	(184)	(333)	(368)
Above/below market lease amortization	355	309	747	516
Total rental revenue	$39,915	$36,378	$82,204	$67,287

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

In June 2020, the Company exercised its option to purchase the remaining 21% ownership interest in 1405 Point in exchange for increased ground lease payments to be made over the approximately 42-year remaining lease term. The Company recorded a note payable of $6.1 million, which represents the present value of these payments. The ground lessor is an affiliate of our former joint venture partner.

Property Disposition

On May 29, 2020, the Company sold a portfolio of seven retail properties for $90.0 million. The portfolio consists of Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square. The gain on sale was $2.8 million. In connection with the sale of this portfolio, the Company repaid $61.9 million on the revolving credit facility, resulting in net proceeds of $25.9 million.

The Company has designated proceeds from the sale of Alexander Pointe, Bermuda Crossroads, and Gainsborough Square as part of a like-kind exchange for tax purposes. The Company plans to use these proceeds for its purchase of Nexton Square in the third or fourth quarter of 2020. In the event that all or some of these proceeds are not used for the purchase of Nexton Square or another suitable acquisition, the Company may be subject to tax indemnification payments under the terms of the Company's tax protection agreements with certain limited partners in the Operating Partnership.

6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of June 30, 2020 and December 31, 2019 ($ in thousands):

	Outstanding loan amount					Interest compounding
Development Project	June 30, 2020	December 31, 2019	Maximum loan commitment	Interest rate
The Residences at Annapolis Junction	$42,767	$40,049	$48,105	10.0%	(a)	Monthly
Delray Plaza	15,484	12,995	17,000	15.0%	(a)(b)	Annually
Nexton Square	16,309	15,097	17,000	10.0%		Monthly
Interlock Commercial	79,082	59,224	103,000	15.0%		None
Solis Apartments at Interlock	27,263	25,588	41,100	13.0%		Annually
Total mezzanine	180,905	152,953	$226,205
Other notes receivable	14	1,147
Notes receivable guarantee premium	4,411	5,271
Allowance for credit losses	(3,085)	—
Total notes receivable	$182,245	$159,371

________________________________________
(a) Loan was placed on nonaccrual status effective April 1, 2020.
(b) $2.0 million of this loan is subject to an interest rate of 6%.

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the three and six months ended June 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Development Project	2020		2019		2020		2019
1405 Point	$—		$173		$—		$783
North Decatur Square	—		693		—		1,331
The Residences at Annapolis Junction	—	(a)	2,173	(b)	2,468	(a)(c)	4,196	(b)
Delray Plaza	—	(a)	414		489	(a)	724
Nexton Square	405		524		797		1,033
Interlock Commercial	3,157	(c)	1,086		6,175	(c)	1,830
Solis Apartments at Interlock	838		508		1,675		972
Total mezzanine	4,400		5,571		11,604		10,869
Other interest income	12		22		34		43
Total interest income	$4,412		$5,593		$11,638		$10,912
________________________________________
(a) Loan was placed on nonaccrual status effective April 1, 2020.
(b) Includes amortization of the $5.0 million loan modification fee paid by the borrower in November 2018.
(c) Includes partial recognition of interest income related to an exit fee that is due upon repayment of the loan.

Delray Plaza

On March 3, 2020, the Delray Plaza loan was modified to increase the maximum amount of the loan to $17.0 million, with $2.0 million of additional funds borrowed at an interest rate of 6% in order to fund final development activities. The borrower pledged 125,832 Class A Units as additional collateral for this loan.

Interlock Commercial

In May 2020, the Company modified the Interlock Commercial loan to allow for an additional $8.0 million of loan funding; this additional loan funding may be available for cost overruns as well as the building of townhome units as an additional phase of this development project. The borrower also modified the senior construction loan on the project. As part of this modification, the Company agreed to increase its payment guaranty for this senior loan to $34.3 million.

Current Expected Credit Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities. As of June 30, 2020, the Company had five mezzanine loans, all of which are secured by second liens on development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

•
Substandard: loans in this category may not be fully collected by the Company unless remediation actions are taken. Remediation actions may include obtaining additional collateral or assisting the borrower with asset management activities to prepare the project for sale. The Company may also consider placing the loan on nonaccrual status if it does not believe that additional interest accruals will ultimately be collected.

On a quarterly basis, the Company compares the risk inherent in its loans to industry loan loss data experienced during past business cycles. The Company updated the risk ratings for each of its notes receivable during the three months ended June 30, 2020. The Company obtained industry loan loss data relative to these risk ratings as of March 31, 2020.

The following table presents amortized cost basis of the portfolio by year of origination and risk rating as of June 30, 2020 (in thousands):

	Year of Origination
Risk Ratings	2020	2019	2018	2017	2016	Total
Pass	$—	$—	$124,939	$—	$—	$124,939
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	14,776	42,516	57,292
Total amortized cost basis	$—	$—	$124,939	$14,776	$42,516	$182,231

As of December 31, 2019, there was no allowance for loan losses. At June 30, 2020, the Company reported $182.2 million of notes receivable, net of allowances of $3.1 million. Changes in the allowance for the six months ended June 30, 2020 were as follows (in thousands):

Six Months Ended June 30, 2020
Beginning balance (December 31, 2019)	$—
Cumulative effect of accounting change	2,825
Unrealized credit loss provision	260
Ending balance	$3,085

The Company places loans on nonaccrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of December 31, 2019 and March 31, 2020, there were no loans on nonaccrual status. During the three months ended June 30, 2020, the Company placed the loans for Delray Plaza and The Residences at Annapolis Junction on nonaccrual status with total amortized cost basis of $57.3 million. As a result, there was $2.6 million of interest income not recognized during the three months ended June 30, 2020.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of June 30, 2020 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$249	$5,306	$1,358	$3,037
Revenue recognized that was included in the balance at the beginning of the period	—	(5,306)	—	(3,037)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	9,320	—	2,541
Transferred to receivables	(285)	—	(1,890)	—
Construction contract costs and estimated earnings not billed during the period	333	—	461	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	36	—	532	(752)
Ending balance	$333	$9,320	$461	$1,789

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.0 million and $0.9 million were deferred as of June 30, 2020 and December 31, 2019, respectively. Amortization of pre-contract costs for the six months ended June 30, 2020 and 2019 was $0.4 million and $0.3 million, respectively.

Construction receivables and payables include retentions, amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of June 30, 2020 and December 31, 2019, construction receivables included retentions of $13.9 million and $9.0 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of June 30, 2020 during the next twelve months. As of June 30, 2020 and December 31, 2019, construction payables included retentions of $17.4 million and $18.0 million, respectively. The Company expects to pay substantially all construction payables outstanding as of June 30, 2020 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Costs incurred on uncompleted construction contracts	$796,457	$695,564
Estimated earnings	28,275	24,553
Billings	(833,719)	(725,174)
Net position	$(8,987)	$(5,057)

Construction contract costs and estimated earnings in excess of billings	$333	$249
Billings in excess of construction contract costs and estimated earnings	(9,320)	(5,306)
Net position	$(8,987)	$(5,057)

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning backlog	$235,642	$160,871	$242,622	$165,863
New contracts/change orders	15,490	39,177	55,930	51,196
Work performed	(57,390)	(21,416)	(104,810)	(38,427)
Ending backlog	$193,742	$178,632	$193,742	$178,632

The Company expects to complete a majority of the uncompleted contracts in place as of June 30, 2020 during the next 12 to 18 months.

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

As of June 30, 2020 and December 31, 2019, the outstanding balance on the revolving credit facility was $80.0 million and $110.0 million, respectively, and the outstanding balance on the term loan facility was $205.0 million, as of both of those dates. As of June 30, 2020, the effective interest rates on the revolving credit facility and the term loan facility were 1.76% and 1.71%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty. On May 29, 2020, in conjunction with the sale of seven unencumbered operating properties, the Company repaid $61.9 million on the revolving credit facility. As a result of the sale and related reduction in our unencumbered base, borrowing capacity under the revolving credit facility was reduced to $100.0 million as of June 30, 2020 from $150.0 million.

The Operating Partnership is the borrower, and its obligations under the credit facility are guaranteed by the Company and certain of its subsidiaries that are not otherwise prohibited from providing such guaranty. The credit agreement contains customary representations and warranties and financial and other affirmative and negative covenants. The Company's ability to borrow under the credit facility is subject to ongoing compliance with a number of financial covenants, affirmative covenants, and other restrictions. The credit agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the credit facility to be immediately due and payable.

The Company is currently in compliance with all covenants governing the credit facility.

Other 2020 Financing Activity

During the six months ended June 30, 2020, the Company borrowed $31.6 million under its existing construction loans to fund new development and construction.

In April 2020, the Company proactively obtained a waiver from the lender for the Premier Retail/Apartments loan wherein the Company does not have to meet the minimum debt service coverage requirement for the period ended June 30, 2020. The Company also proactively obtained a waiver from the lender for the 249 Central Park, Fountain Plaza Retail, and South Retail properties wherein the Company does not have to meet the minimum debt service coverage requirement for the period ended June 30, 2020 and the period ending December 31, 2020.

In June 2020, the Company exercised its option to purchase the remaining 21% ownership interest in 1405 Point in exchange for increased ground lease payments to be made over the approximately 42-year remaining lease term. The Company recorded a note payable of $6.1 million, which represents the present value of these payments. The ground lessor is an affiliate of our former joint venture partner.

As of June 30, 2020, the Company was in compliance with the applicable terms of all loan covenants after giving effect to the waivers granted.

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

As of June 30, 2020, the Company had the following LIBOR interest rate caps ($ in thousands):

Origination Date	Expiration Date	Notional Amount		Strike Rate	Premium Paid
7/16/2018	8/1/2020	$50,000		2.50%	$319
12/11/2018	1/1/2021	50,000		2.75%	210
5/15/2019	6/1/2022	100,000		2.50%	288
1/10/2020	2/1/2022	50,000	(a)	1.75%	87
1/28/2020	2/1/2022	50,000	(a)	1.75%	62
2/28/2020	3/1/2022	100,000	(a)	1.50%	111
6/29/2020	7/1/2023	100,000	(a)	0.50%	232
Total		$500,000			$1,309

________________________________________
(a) Designated as a cash flow hedge.

As of June 30, 2020, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR	2.78%	4.33%	5/1/2018	5/1/2023
John Hopkins Village	51,335	(a)	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	(a)	1-month LIBOR	3.02%	4.57%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	34,114	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR	2.26%	3.81%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	(a)	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.55%	2.10%	4/1/2020	4/1/2024
Total	$340,949
________________________________________
(a) Designated as a cash flow hedge.

For the interest rate swaps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the Condensed Consolidated Statements of Comprehensive Income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates reclassifying approximately $4.3 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	(Unaudited)
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$50,000	$—	$(3,730)	$100,000	$—	$(1,992)
Interest rate caps	200,000	21	—	250,000	25	—
Total derivatives not designated as accounting hedges	250,000	21	(3,730)	350,000	25	(1,992)
Derivatives designated as accounting hedges
Interest rate swaps	290,948	—	(14,082)	146,642	—	(5,728)
Interest rate caps	300,000	216	—	—	—	—
Total derivatives	$840,948	$237	$(17,812)	$496,642	$25	$(7,720)

The changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2020 and 2019 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest rate swaps	$(2,147)	$(4,549)	$(11,230)	$(6,201)
Interest rate caps	(138)	(843)	(280)	(1,657)
Total change in fair value of interest rate derivatives	$(2,285)	$(5,392)	$(11,510)	$(7,858)
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$(6)	$(1,933)	$(1,742)	$(3,396)
Unrealized cash flow hedge gains losses	(2,279)	(3,459)	(9,768)	(4,462)
Total change in fair value of interest rate derivatives	$(2,285)	$(5,392)	$(11,510)	$(7,858)

10. Equity

Stockholders’ Equity

On February 26, 2018, the Company commenced an at-the-market continuous equity offering program (the "Prior ATM Program"), which was amended on August 6, 2019, through which the Company could, from time to time, issue and sell shares of its common stock having an aggregate offering price of up to $180.7 million. During the three months ended March 31, 2020, the Company issued and sold 92,577 shares of common stock at a weighted average price of $18.23 per share under the Prior ATM Program, receiving net proceeds, after offering costs and commissions, of $1.7 million.

On March 10, 2020, the Company commenced a new at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through the forward purchaser. Upon commencing the ATM Program, the Company simultaneously terminated the Prior ATM Program. During the six months ended June 30, 2020, the Company issued and sold 486,727 shares of common stock at a weighted average price of $9.28 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $4.4 million. During the six months ended June 30, 2020, the Company issued and sold 3,830 shares of the Series A Preferred Stock at a weighted average price of $24.14 per share, receiving net proceeds, after offering costs and commissions, of $0.1 million. Shares having an aggregate offering price of $277.5 million remained unsold under the ATM Program as of August 5, 2020.

Noncontrolling Interests

As of June 30, 2020 and December 31, 2019, the Company held a 72.8% and 72.6% common interest in the Operating Partnership, respectively. As of June 30, 2020, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $63.3 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 72.8% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of June 30, 2020, there were 21,272,962 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $0.6 million relates to the minority partners' interest in certain joint venture entities as of June 30, 2020, including Hoffler Place. The noncontrolling interest for consolidated real estate entities was $4.5 million as of December 31, 2019.

In June 2020, the Company exercised its option to purchase the remaining 21% ownership interest in 1405 Point in exchange for increased ground lease payments to be made to an affiliate of the Company's joint venture partner. The Company recorded a note payable of $6.1 million, which represents the present value of these payments over the approximately 42-year remaining lease term. The $2.4 million difference between the present value of these payments and the extinguishment of the existing noncontrolling interest balance was recorded as an adjustment to additional paid-in capital.

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

On April 30, 2020, the Company announced that its Board of Directors declared a cash dividend of $0.421875 per share on its Series A Preferred Stock payable in cash on July 15, 2020 to stockholders of record on July 1, 2020.

On April 30, 2020, the Company announced that its Board of Directors suspended quarterly cash dividends on common stock and cash distributions on Class A Units.

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of June 30, 2020, there were 738,006 shares available for issuance under the Equity Plan.

During the six months ended June 30, 2020, the Company granted an aggregate of 174,052 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $15.84 per share. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the six months ended June 30, 2020, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial. During the six months ended June 30, 2020, 10,600 shares were issued with a grant date fair value of $18.08 per share due to the partial vesting of performance units awarded to certain employees in 2017.

During the three months ended June 30, 2020 and 2019, the Company recognized $0.5 million of stock-based compensation cost for each period. During the six months ended June 30, 2020 and 2019, the Company recognized $1.8 million and $1.5 million, respectively, of stock-based compensation cost. As of June 30, 2020, there were 168,511 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.7 million, which the Company expects to recognize over the next 21 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net	$953,753	$957,415	$950,537	$958,421
Notes receivable, net	182,245	178,488	159,371	159,371
Interest rate swap liabilities	17,812	17,812	7,720	7,720
Interest rate swap and cap assets	237	237	25	25

13. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these condensed consolidated financial statements. Revenue from construction contracts with these entities for the three months ended June 30, 2020 was $11.0 million, and gross profit from such contracts was $0.4 million. Revenue from construction contracts with these entities for the six months ended June 30, 2020 was $19.5 million, and gross profit from such contracts was $0.7 million. There was no such revenue or gross profit for the three and six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, there was $9.8 million and $1.9 million, respectively, outstanding from related parties of the Company included in net construction receivables.

Real estate services fees from affiliated entities of the Company were not material for any of the three and six months ended June 30, 2020 and 2019. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the three and six months ended June 30, 2020, and 2019.

The general contracting services described above include contracts with an aggregate price of $80.4 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage to be located in Virginia Beach, Virginia. The developer is owned in part by certain executives of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in 2019 and are projected to result in aggregate gross profit of $3.1 million to the Company, representing a gross profit margin of 4.0%. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, which remains outstanding as of June 30, 2020.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by the Company as of June 30, 2020 (in thousands):

Development project	Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial	34,300
Interlock-Fletcher Row (1)	2,345
Total	$62,725
________________________________________
(1) There were no amounts drawn for this loan as of June 30, 2020.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $3.3 million and $4.3 million as of June 30, 2020 and December 31, 2019, respectively. In addition, as of June 30, 2020, the Company has outstanding a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project.

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

Indebtedness

In July 2020, the Company borrowed $2.9 million on its construction loans to fund development activities.

In July 2020, the Company decreased its borrowings under the revolving credit facility by $32.0 million, bringing the outstanding balance down to $48.0 million.

Equity

On July 1, 2020, due to the holders of Class A Units tendering an aggregate of 756,697 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

In connection with the ATM Program, on July 2, 2020, the Company filed, with the MSDAT, Articles Supplementary to the Articles of Amendment and Restatement of the Company, designating an additional 3,450,000 shares of the Company’s authorized preferred stock as shares of Series A Preferred Stock, resulting in a total of 6,380,000 shares classified as Series A Preferred Stock. The Articles Supplementary became effective on July 2, 2020.

On July 15, 2020, the Company paid cash dividends of $1.2 million to holders of shares of Series A Preferred Stock.

On July 30, 2020, the Company announced that its Board of Directors declared a cash dividend of $0.421875 per share of Series A Preferred Stock for the third quarter of 2020. The dividend will be payable in cash on October 15, 2020 to stockholders of record on October 1, 2020.

On July 30, 2020, the Company announced that its Board of Directors declared a cash dividend of $0.11 per common share and Class A Unit for the third quarter of 2020. The dividend will be payable in cash on October 8, 2020 to stockholders and Class A unitholders of record on September 30, 2020.

In July 2020, the Company sold an aggregate of 166,630 shares of common stock at a weighted average price of $10.16 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $1.7 million.

In July 2020, the Company sold an aggregate of 709,588 shares of Series A Preferred Stock at a weighted average price of $22.87 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $16.0 million.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the continuing impacts of the novel coronavirus ("COVID-19") pandemic and measures intended to prevent or mitigate its spread, and our ability to accurately assess and predict such impacts on our results of operations, financial condition, acquisition and disposition activities, and growth opportunities;

▪	our ability to commence or continue construction and development projects on the timeframes and terms currently anticipated;

▪	our ability and the ability of our tenants to access funding under government programs designed to provide financial relief for U.S. businesses in light of the COVID-19 pandemic;

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located, including as a result of the COVID-19 pandemic;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of, or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	the inability of one or more mezzanine loan borrowers to repay mezzanine loans in accordance with their contractual terms;

•	difficulties in identifying or completing development, acquisition, or disposition opportunities;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate services segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	our inability to extend the maturity of or refinance existing debt or comply with the financial covenants in the agreements that govern our existing debt;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	potential negative impacts from the recent changes to the U.S. tax laws.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events, or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K, as well as risks, uncertainties and other factors discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, this Quarterly Report on Form 10-Q and identified in other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. As of June 30, 2020, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail (1)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%

Property	Segment	Location	Ownership Interest
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek (1)	Retail	Mount Pleasant, South Carolina	70%
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1405 Point	Multifamily	Baltimore, Maryland	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Hoffler Place	Multifamily	Charleston, South Carolina	93%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
________________________________________
*Located in the Town Center of Virginia Beach
(1) We are entitled to a preferred return on our investment in this property.

As of June 30, 2020, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

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

Dispositions

On May 29, 2020, we sold a portfolio of seven retail properties for $90.0 million. The portfolio consisted of Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square. The gain on sale was $2.8 million. In connection with the sale of this portfolio, we repaid $61.9 million on the revolving credit facility, resulting in net proceeds of $25.9 million.

We have designated proceeds from the sale of Alexander Pointe, Bermuda Crossroads, and Gainsborough Square as part of a like-kind exchange for tax purposes. We plan to use these proceeds for its purchase of Nexton Square in the third or fourth quarter of 2020. In the event that all or some of these proceeds are not used for the purchase of Nexton Square or another suitable acquisition, we may be subject to tax indemnification payments under the terms of our tax protection agreements with certain limited partners in the Operating Partnership.

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

In an effort to protect the health and safety of our employees, we took proactive, aggressive actions to adopt social distancing policies at our offices, properties, and construction jobsites, including: transitioning our office employees to a remote work environment during certain periods of time, which was greatly assisted by recent enhancements to our IT systems; limiting the number of employees attending in-person meetings; implementing a company-wide ban on most travel; and ensuring all construction jobsites continue to comply with state and local social distancing and other health and safety protocols implemented by the Company.

To further strengthen our financial flexibility and efficiently manage through the uncertainty caused by COVID-19, our Board of Directors temporarily suspended the payment of quarterly cash dividends on shares of our common stock and Class A common units for the second quarter of 2020. As a result of improvement in general economic conditions and the Company’s operating performance, our Board of Directors reinstated quarterly cash dividends on shares of our common stock and Class A common units with a dividend of $0.11 per share and unit, payable in cash on October 8, 2020 to stockholders and unitholders of record on September 30, 2020.

In addition, Lou Haddad, our President and Chief Executive Officer, voluntarily elected to reduce his base compensation by 25%, and each of our directors, including Dan Hoffler and Russ Kirk, voluntarily elected to reduce their cash retainers and annual equity awards by 25%, in each case effective as of May 1, 2020.

From an operational perspective, we have remained in regular communication with our tenants, property managers, and vendors, and, where appropriate, have provided guidance relating to the availability of government relief programs that could support our tenants’ businesses. In response to the market and industry trends, we also have pursued, and expect to continue to pursue, cost-saving initiatives to align our overall cost structure, including proactively deferring previously announced development activity at several of our projects, postponing certain acquisition activity, slowing down redevelopment activity at The Cosmopolitan, and suspending non-essential capital expenditures. Although we believe these measures and other measures we may implement in the future will help mitigate the financial impacts of the pandemic on our business, there can be no assurances that we will accurately forecast the impact of adverse economic conditions on our business or that we will effectively align our cost structure, capital investments, and other expenditures with our revenue and spending levels in the future.

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

The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. We continue to assess the potential impacts of this and subsequent legislation, including our eligibility and our tenants for funding under programs designed to provide financial assistance to U.S. businesses. We have availed ourselves of the option to defer payment of the employer share of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the CARES Act through December 31, 2020.

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

Operating Property Portfolio

Office Tenants

As of July 31, 2020, we had collected 100% of office tenant rent due for the second quarter of 2020 and 100% of office tenant rent for the month of July 2020. Data reported corresponds to tenant type and does not correspond to the reporting segment classification of the properties as a whole.

Retail Tenants

In an effort to contain COVID-19 or slow its spread, state and local governments have enacted various measures at various times, including orders to close all businesses not deemed essential, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. These government-imposed measures, coupled with customers reducing their purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to retail businesses around the country, including in the markets in which we own retail assets.

As of July 31, 2020, we had collected 72% of retail tenant rent due for the second quarter and 86% of retail tenant rent due for the month of July 2020. The Company recorded $0.9 million in bad debt charges for the second quarter, which is recorded as an adjustment to rental revenues and was primarily the result of retail tenant delinquencies resulting from the COVID-19 pandemic.

The chart below sets forth certain information regarding the second quarter rent collections and other information for our retail portfolio as of July 31, 2020. Data reported relates to rent charges and collections through July 31, 2020 and does not correspond to the reporting segment classification of the properties as a whole. Data reported excludes tenant base rent and common area maintenance income from the seven-property portfolio sold in second quarter of 2020 and excludes bad debt tied to non-COVID related receivable write-offs ($ in thousands):

_______________________________________

(1)	Amount deferred as of July 31, 2020.

(2)	As a percentage of second quarter 2020 rent and recovery charges.

Multifamily Tenants

As of July 31, 2020, we had collected 99% of multifamily tenant rent due for the second quarter of 2020 and 97% of multifamily tenant rent due for the month of July 2020. Data reported corresponds to tenant type and does not correspond to the reporting segment classification of the properties as a whole.

Due to actions taken by state governments and limited working capacity for government courts and agencies, certain properties in our multifamily portfolio were subject to increased restrictions that limited our ability to evict tenants or charge late fees through June 30, 2020. Certain of those restrictions have been lifted and many government courts and agencies have re-opened; however, there may be similar restrictions and limited working capacity for government courts and agencies in the future. The restrictions that remain in place for 1405 Point and Johns Hopkins Village, both located in Baltimore, MD, are detailed below:

•
City restrictions in place which prohibit rent increases, notices of increases, or assessment of late fees during the Maryland state of emergency. These restrictions will be in place until the governor's state of emergency is lifted and for ninety (90) days thereafter.

•
State restrictions in place which prohibit evictions of tenants affected by COVID-19. Evictions cannot be processed until the state of emergency is terminated and the catastrophic health emergency is rescinded. The governor’s state of emergency order was renewed again on July 31, 2020.

Furthermore, the restriction on evictions in the State of Maryland applies to both our commercial and residential properties located in that state.

Construction and Development Business

As of the date of this quarterly report on Form 10-Q, all of our construction jobsites remain open and operational, and we intend to continue third-party construction work unless government-imposed restrictions are implemented that prohibit or significantly restrict the continuation of construction work. As of June 30, 2020, we had a third-party construction backlog of approximately $193.7 million.

With respect to our development pipeline, we proactively deferred the Chronicle Mill, Southern Post, and Ten Tryon development projects in order to provide additional balance sheet flexibility until economic conditions stabilize, each of which had previously been scheduled to commence during the second quarter of 2020. The Summit Place project was completed in June 2020, and portions of the Wills Wharf project were completed during the second quarter of 2020. The Wills Wharf project has sufficient construction loan commitments to fund the remaining estimated costs to complete; however, the disruption in global supply chains and our desire to prioritize the health and safety of our workforce may cause delays.

Mezzanine Lending Program

We continue to monitor the development projects securing our five mezzanine loans:

Delray Plaza: The developer continues to market this project for sale to a third party, resulting in an extended hold period for this loan. Effective April 1, 2020, we have stopped recognizing interest on this loan for accounting purposes since collection of additional interest accruals is less certain. Interest will continue to accrue on this loan and will be due and payable by the developer upon a capital event.

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

Interlock Commercial: This project is estimated to be completed during the second quarter of 2021. In May 2020, we modified the mezzanine loan to allow for an additional $8.0 million of loan funding for purposes of building townhome units as an additional phase of this development project. Current estimates of future operating results and projected sales proceeds from this project continue to support the full collection of our principal and interest upon sale of the project.

With the exception of the additional commitment for the Interlock Commercial project, there are no remaining funding commitments for the outstanding mezzanine loans. We continue to monitor leasing activity at these projects, as applicable, and will monitor the impact of COVID-19 on leasing activity and development activity at each of these projects.

Second Quarter 2020 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2020 and other recent developments:

•
Net income attributable to common stockholders and OP Unit holders of $11.2 million, or $0.14 per diluted share, compared to $6.0 million, or $0.08 per diluted share, for the three months ended June 30, 2019.

•
Funds from operations attributable to common stockholders and OP Unit holders ("FFO") of $22.0 million, or $0.28 per diluted share, compared to $19.1 million, or $0.27 per diluted share, for the three months ended June 30, 2019. See "Non-GAAP Financial Measures."

•
Normalized funds from operations available to common stockholders and OP Unit holders ("Normalized FFO") of $22.6 million, or $0.29 per diluted share, compared to $21.2 million, or $0.30 per diluted share, for the three months ended June 30, 2019. See "Non-GAAP Financial Measures."

•
Core operating property portfolio occupancy at 93.6% as of June 30, 2020 compared to 95.6% as of March 31, 2020. The Company's June 30, 2020 occupancy includes office at 97.0%, retail at 95.1%, and multifamily at 87.9%. Without the seasonal effect of the student housing properties, multifamily occupancy was 93.9%, which is higher than the sector's occupancy of 93.5% at March 31, 2020.

•	Collected 87% of portfolio rents for the second quarter, including 100% of office tenant rents, 99% of multifamily tenant rents, and 72% of retail tenant rents, as of July 31, 2020.

•	Collected 93% of portfolio rents for the month of July, including 100% of office tenant rents, 97% of multifamily tenant rents, and 86% of retail tenant rents, as of July 31, 2020.

•	Ended the second quarter with $193.7 million of third-party construction backlog. All third-party construction sites remain active and fully operational.

•	Sold a portfolio of seven unencumbered retail assets comprising over 630,000 square feet, or 15% of the Company's retail portfolio, for $90 million.

•	Terminated the 69,000 square foot lease with WeWork for the top two floors of the Wills Wharf office building at Harbor Point on the Baltimore waterfront.

•	Board of Directors declared third quarter cash dividend of $0.11 per common share payable on October 8, 2020 to stockholders of record on September 30, 2020.

•	Board of Directors declared cash dividend of $0.421875 per share on its Series A Preferred Stock payable on October 15, 2020 to stockholders of record on October 1, 2020.

Segment Results of Operations

As of June 30, 2020, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$10,494	$7,382	$3,112	$20,686	$12,938	$7,748
Property expenses	3,519	2,506	1,013	7,211	4,518	2,693
Segment NOI	$6,975	$4,876	$2,099	$13,475	$8,420	$5,055

Office segment NOI for the three and six months ended June 30, 2020 increased 43.0% and 60.0%, respectively, compared to the corresponding periods in 2019. The increases relate primarily to the commencement of operations at Brooks Crossing office in April 2019, the acquisition of Thames Street Wharf in June 2019, and the commencement of operations at a portion of Wills Wharf in June 2020. In addition, the acquisition of One City Center in March 2019 contributed to the increase for the six months ended June 30, 2020

Office Same Store Results

Office same store results for the three and six months ended June 30, 2020 and 2019 exclude Brooks Crossing Office, Thames Street Wharf, and Wills Wharf. In addition, office same store results for the six months ended June 30, 2020 and 2019 exclude One City Center (acquired in March 2019).

Office same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$6,349	$6,642	$(293)	$10,459	$10,754	$(295)
Property expenses	2,226	2,199	27	3,801	3,722	79
Same Store NOI	$4,123	$4,443	$(320)	$6,658	$7,032	$(374)
Non-Same Store NOI	2,852	433	2,419	6,817	1,388	5,429
Segment NOI	$6,975	$4,876	$2,099	$13,475	$8,420	$5,055

Office same store NOI for the three and six months ended June 30, 2020 decreased 7.2% and 5.3%, respectively, compared to the corresponding periods in 2019. The decreases relate primarily to the relocation of the Company’s construction division to space within Armada Hoffler Tower which became vacant after a tenant chose to downsize. The Company’s construction division previously occupied space at an adjacent property that is classified as retail for segment reporting purposes. Rental revenue from the Company’s construction division is eliminated for consolidation purposes. This decrease was partially offset by increased occupancy across the rest of the same store office portfolio.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$18,714	$19,235	$(521)	$39,125	$36,492	$2,633
Property expenses	4,465	4,753	(288)	9,651	9,164	487
Segment NOI	$14,249	$14,482	$(233)	$29,474	$27,328	$2,146

Retail segment NOI for the three months ended June 30, 2020 decreased 1.6% compared to the three months ended June 30, 2019. The decrease relates primarily to the disposal of Lightfoot Marketplace in August 2019, the loss of Dick’s

Sporting Goods at Town Center beginning in February 2020, and the disposal of the seven-property retail portfolio in May 2020 as well as a $0.8 million increase in the allowance for bad debt (recorded as an adjustment to rental revenues) as a result of the COVID-19 pandemic. The decrease was partially offset by the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. Retail segment NOI for the six months ended June 30, 2020 increased 7.9% compared to the six months ended June 30, 2019. The increase was primarily a result of the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. The increase was partially offset by a $0.9 million increase in the allowance for bad debt (recorded as an adjustment to rental revenues) as a result of the COVID-19 pandemic as well as the disposal of the seven-property retail portfolio in May 2020.

Retail Same Store Results

Retail same store results for the three and six months ended June 30, 2020 and 2019 exclude Apex Entertainment (formerly Dick’s at Town Center) due to redevelopment, Brooks Crossing Retail, Premier Retail, Columbus Village (due to redevelopment), Market at Mill Creek, Red Mill Commons (acquired in May 2019), Marketplace at Hilltop (acquired in May 2019), Waynesboro Commons (disposed in April 2019), Lightfoot Marketplace (disposed in August 2019) and the seven-property retail portfolio that was disposed in May 2020 (Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square). In addition, retail same store results for the six months ended June 30, 2020 and 2019 exclude the additional outparcel phase of Wendover Village.

Retail same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$12,563	$13,273	$(710)	$25,620	$26,055	$(435)
Property expenses	2,908	3,065	(157)	6,063	6,150	(87)
Same Store NOI	$9,655	$10,208	$(553)	$19,557	$19,905	$(348)
Non-Same Store NOI	4,594	4,274	320	9,917	7,423	2,494
Segment NOI	$14,249	$14,482	$(233)	$29,474	$27,328	$2,146

Retail same store NOI for the three and six months ended June 30, 2020 decreased 5.4% and 1.7%, respectively, compared to the corresponding periods in 2019. The decreases were primarily the result of a $0.7 million and $0.8 million increase in the allowance for bad debt (recorded as an adjustment to rental revenues) as a result of the COVID-19 pandemic for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$10,707	$9,761	$946	$22,393	$17,857	$4,536
Property expenses	4,558	4,107	451	9,388	7,537	1,851
Segment NOI	$6,149	$5,654	$495	$13,005	$10,320	$2,685

Multifamily segment NOI for the three and six months ended June 30, 2020 increased 8.8% and 26.0%, respectively, compared to the corresponding periods in 2019. The increases were primarily a result of higher occupancy at Greenside Apartments and Premier Apartments, both of which were in lease-up in the first six months of 2019, the acquisition of 1405 Point in April 2019, and the commencement of operations at Hoffler Place in August 2019.

Multifamily Same Store Results

Multifamily same store results for the three and six months ended June 30, 2020 and 2019 exclude Greenside Apartments, 1405 Point, Hoffler Place, and The Cosmopolitan (due to redevelopment). In addition, multifamily same store results for the six months ended June 30, 2020 and 2019 exclude Premier Apartments.

 Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$5,519	$5,924	$(405)	$10,524	$10,825	$(301)
Property expenses	2,195	2,238	(43)	4,045	4,103	(58)
Same Store NOI	$3,324	$3,686	$(362)	$6,479	$6,722	$(243)
Non-Same Store NOI	2,825	1,968	857	6,526	3,598	2,928
Segment NOI	$6,149	$5,654	$495	$13,005	$10,320	$2,685

Multifamily same store NOI for the three and six months ended June 30, 2020 decreased 9.8% and 3.6%, respectively, compared to the corresponding periods in 2019. The decreases were primarily the result of lower occupancy at Encore and John Hopkins Village.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Segment revenues	$57,398	$21,444	$35,954	$104,666	$38,480	$66,186
Segment expenses	55,342	20,123	35,219	100,892	36,409	64,483
Segment gross profit	$2,056	$1,321	$735	$3,774	$2,071	$1,703
Operating margin	3.6%	6.2%	(2.6)%	3.6%	5.4%	(1.8)%

General contracting and real estate services segment profit for the three and six months ended June 30, 2020 increased 55.6% and 82.2%, respectively, compared to the corresponding periods in 2019. The increases were primarily attributable to the high backlog at December 31, 2019 resulting in increased activity during the first six months of 2020.

The changes in third party construction backlog for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning backlog	$235,642	$160,871	$242,622	$165,863
New contracts/change orders	15,490	39,177	55,930	51,196
Work performed	(57,390)	(21,416)	(104,810)	(38,427)
Ending backlog	$193,742	$178,632	$193,742	$178,632

As of June 30, 2020, we had $55.1 million in backlog on the 27th Street project, $28.1 million in backlog on the Solis Apartments project, $22.0 million in backlog on the Interlock Commercial project and $32.9 million in backlog on the Holly Springs Apartments project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(unaudited, in thousands)
Revenues
Rental revenues	$39,915	$36,378	$3,537	$82,204	$67,287	$14,917
General contracting and real estate services revenues	57,398	21,444	35,954	104,666	38,480	66,186
Total revenues	97,313	57,822	39,491	186,870	105,767	81,103
Expenses
Rental expenses	8,309	7,915	394	17,684	14,640	3,044
Real estate taxes	4,233	3,451	782	8,566	6,579	1,987
General contracting and real estate services expenses	55,342	20,123	35,219	100,892	36,409	64,483
Depreciation and amortization	13,777	13,505	272	28,056	23,409	4,647
Amortization of right-of-use assets - finance leases	146	85	61	293	85	208
General and administrative expenses	2,988	2,951	37	6,781	6,352	429
Acquisition, development and other pursuit costs	502	57	445	529	457	72
Impairment charges	—	—	—	158	—	158
Total expenses	85,297	48,087	37,210	162,959	87,931	75,028
Gain on real estate dispositions	2,776	—	2,776	2,776	—	2,776
Operating income	14,792	9,735	5,057	26,687	17,836	8,851
Interest income	4,412	5,593	(1,181)	11,638	10,912	726
Interest expense on indebtedness	(6,999)	(7,491)	492	(14,958)	(13,377)	(1,581)
Interest expense on finance leases	(228)	(112)	(116)	(457)	(112)	(345)
Equity in income of unconsolidated real estate entities	—	—	—	—	273	(273)
Change in fair value of interest rate derivatives	(6)	(1,933)	1,927	(1,742)	(3,396)	1,654
Unrealized credit loss release (provision)	117	—	117	(260)	—	(260)
Other income (expense), net	286	4	282	344	64	280
Income before taxes	12,374	5,796	6,578	21,252	12,200	9,052
Income tax benefit (provision)	(65)	30	(95)	192	140	52
Net income	12,309	5,826	6,483	21,444	12,340	9,104
Net loss attributable to noncontrolling interests in investment entities	44	320	(276)	136	320	(184)
Preferred stock dividends	(1,175)	(154)	(1,021)	(2,242)	(154)	(2,088)
Net income attributable to common stockholders and OP Unit holders	$11,178	$5,992	$5,186	$19,338	$12,506	$6,832

Rental revenues for the three and six months ended June 30, 2020 increased $3.5 million and $14.9 million, respectively, compared to the corresponding periods in 2019 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Office	$10,494	$7,382	$3,112	$20,686	$12,938	$7,748
Retail	18,714	19,235	(521)	39,125	36,492	2,633
Multifamily	10,707	9,761	946	22,393	17,857	4,536
	$39,915	$36,378	$3,537	$82,204	$67,287	$14,917

Office rental revenues for the three and six months ended June 30, 2020 increased 42.2% and 59.9%, respectively, compared to the corresponding periods in 2019 primarily as a result of the commencement of operations at Brooks Crossing office in April 2019, the acquisition of Thames Street Wharf in June 2019, and the commencement of operations at a portion of Wills Wharf in June 2020. In addition, the acquisition of One City Center in March 2019 contributed to the increase for the six months ended June 30, 2020.

Retail rental revenues for the three months ended June 30, 2020 decreased 2.7% compared to the three months ended June 30, 2019, primarily as a result of the disposal of Lightfoot Marketplace in August 2019, the loss of Dick’s Sporting Goods at Town Center beginning February 2020, and the disposal of the seven-property retail portfolio in May 2020 as well as a $0.8 million increase in the allowance for bad debt (recorded as an adjustment to rental revenues) as a result of the COVID-19 pandemic. These decreases were partially offset by the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. Retail rental revenues for the six months ended June 30, 2020 increased 7.2% compared to the six months ended June 30, 2019, primarily as a result of the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. The increase was partially offset by a $0.9 million increase in the allowance for bad debt (recorded as an adjustment to rental revenues) as a result of the COVID-19 pandemic as well as the disposal of Lightfoot Marketplace in August 2019, the loss of Dick’s Sporting Goods at Town Center beginning February 2020, and the disposal of the seven-property retail portfolio in May 2020.

Multifamily rental revenues for the three and six months ended June 30, 2020 increased 9.7% and 25.4%, respectively, compared to the corresponding periods in 2019, primarily as a result of higher occupancy at Greenside Apartments and Premier Apartments, both of which were in lease-up in the first six months of 2019, the acquisition of 1405 Point in April 2019, and the commencement of operations at Hoffler Place in August 2019.

General contracting and real estate services revenues for the three and six months ended June 30, 2020 increased 167.7% and 172.0%, respectively, compared to the corresponding periods in 2019, due to the high backlog at December 31, 2019 resulting in increased activity during the first six months of 2020.

Rental expenses for the three and six months ended June 30, 2020 increased $0.4 million and $3.0 million, respectively, compared to the corresponding periods in 2019, as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Office	$2,291	$1,853	$438	$4,837	$3,339	$1,498
Retail	2,458	2,860	(402)	5,478	5,460	18
Multifamily	3,560	3,202	358	7,369	5,841	1,528
	$8,309	$7,915	$394	$17,684	$14,640	$3,044

Office rental expenses for the three and six months ended June 30, 2020 increased 23.6% and 44.9%, respectively, compared to the corresponding periods in 2019, primarily as a result of the commencement of operations at Brooks Crossing office in April 2019, the acquisition of Thames Street Wharf in June 2019, and the commencement of operations at a portion of Wills Wharf in June 2020. In addition, the acquisition of One City Center in March 2019, contributed to the increase for the six months ended June 30, 2020.

Retail rental expenses for the three months ended June 30, 2020 decreased 14.1% compared to three months ended June 30, 2019, primarily as a result of the disposal of Lightfoot Marketplace in August 2019, the loss of Dick’s Sporting Goods at Town Center beginning February 2020, and the disposal of the seven-property retail portfolio in May 2020 as well as decreased costs for repairs and maintenance and utilities as a result of the COVID-19 pandemic. Retail rental expenses for the six months ended June 30, 2020 increased 0.3% compared to the six months ended June 30, 2019, primarily as a result of the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. Those increases were mostly offset by decreased costs for repairs and maintenance and utilities as a result of the COVID-19 pandemic as well as the disposal of Lightfoot Marketplace in August 2019, the loss of Dick’s Sporting Goods at Town Center beginning February 2020, and the disposal of the seven-property retail portfolio in May 2020.

Multifamily rental expenses for the three and six months ended June 30, 2020 increased 11.2% and 26.2%, respectively, compared to the corresponding periods in 2019, primarily as a result of higher occupancy at Greenside Apartments and Premier Apartments, both of which were in lease-up in the first six months of 2019, the acquisition of 1405 Point in April 2019, and the commencement of operations at Hoffler Place in August 2019.

Real estate taxes for the three and six months ended June 30, 2020 increased $0.8 million and $2.0 million, respectively, compared to the corresponding periods in 2019, as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Office	$1,228	$653	$575	$2,374	$1,179	$1,195
Retail	2,007	1,893	114	4,173	3,704	469
Multifamily	998	905	93	2,019	1,696	323
	$4,233	$3,451	$782	$8,566	$6,579	$1,987

Office real estate taxes for the three and six months ended June 30, 2020 increased 88.1% and 101.4%, respectively, compared to the corresponding periods in 2019, primarily due to the commencement of operations at Brooks Crossing office in April 2019, the acquisition of Thames Street Wharf in June 2019, and the commencement of operations at a portion of Wills Wharf in June 2020. In addition, the acquisition of One City Center in March 2019 contributed to the increase for the six months ended June 30, 2020.

Retail real estate taxes for the three and six months ended June 30, 2020 increased 6.0% and 12.7%, respectively, compared to the corresponding periods in 2019, primarily due to the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. The increase was partially offset by the disposal of Lightfoot Marketplace in August 2019 and the disposal of the seven-property retail portfolio in May 2020.

Multifamily real estate taxes for the three and six months ended June 30, 2020 increased 10.3% and 19.0%, respectively, compared to the corresponding periods in 2019, primarily as a result of the increased assessments at Premier Apartments and Hoffler Place as well as the acquisition of 1405 Point in April 2019.

General contracting and real estate services expenses for the three and six months ended June 30, 2020 increased 175.0% and 177.1%, respectively, compared to the corresponding periods in 2019, due to the high backlog at December 31, 2019 resulting in increased activity during the first six months of 2020.

Depreciation and amortization for the three and six months ended June 30, 2020 increased 2.0% and 19.9%, respectively, compared to the corresponding periods in 2019, as a result of development properties placed in service.

Amortization of right-of-use assets - finance leases for the three and six months ended June 30, 2020 increased 71.8% and 244.7%, respectively, compared to the corresponding periods in 2019, primarily due to the expense being recognized for the full period in 2020. There were no right-of-use-assets recorded by the Company prior to the second quarter of 2019.

General and administrative expenses for the three and six months ended June 30, 2020 increased 1.3% and 6.8%, respectively, compared to the corresponding periods in 2019, primarily as a result of higher compensation expense and benefit costs from increased employee headcount.

Acquisition, development and other pursuit costs for the three and six months ended June 30, 2020 increased 780.7% and 15.8%, respectively, compared to the corresponding periods in 2019, due to the write off of costs relating to certain potential development projects and operating properties that were abandoned.

Impairment charges for the six months ended June 30, 2020 relate to tenants that vacated prior to their lease expiration.

Gain on real estate dispositions for the three and six months ended June 30, 2020 relates to the sale of a portfolio of seven retail properties on May 29, 2020. There were no real estate dispositions during the three and six months ended June 30, 2019.

Interest income for the three months ended June 30, 2020 decreased 21.1% compared to the three months ended June 30, 2019, primarily as result of two loans being placed on nonaccrual status in the second quarter of 2020. Interest income for the six months ended June 30, 2020 increased 6.7%, compared to the six months ended June 30, 2019, due to higher notes receivable balances from increased loan funding, which was partially offset by the two loans placed on nonaccrual status in the second quarter of 2020.

Interest expense on indebtedness for the three months ended June 30, 2020 decreased 6.6% compared to the three months ended June 30, 2019, primarily due to the overall decline in variable interest rates, the disposition of several properties, and the refinance of several loans at the end of 2019 and the beginning of 2020. Interest expense on indebtedness for the six months ended June 30, 2020 increased 11.8% compared to the corresponding period in 2019, primarily due to increased borrowings on the property loans.

Interest expense on finance leases for the three and six months ended June 30, 2020 increased relative to the corresponding periods in 2019, primarily due to expense being recognized for the full period in 2020. The Company did not have finance leases prior to the second quarter of 2019.

Equity in income of unconsolidated real estate entities for the six months ended June 30, 2019 relates to our investment in One City Center from January 1, 2019 to March 14, 2019, which was an unconsolidated real estate investment during this period.

The change in fair value of interest rate derivatives for the three and six months ended June 30, 2020 experienced significant decreases of 99.7% and 48.7%, respectively, compared to the corresponding periods in 2019, primarily due to more significant decreases in forward LIBOR (the London Inter-Bank Offered Rate) during the 2019 periods.

Unrealized credit loss release (provision) relates to increased expected loan losses due to changes in economic conditions and changes in the status of development projects that secure our mezzanine loans. The adoption of the new credit loss standard on January 1, 2020 generally has the effect of requiring us to recognize expected loan losses sooner than under the previous standard. Adjustments to these expected losses have not been significant.

Other income (expense), net for the three and six months ended June 30, 2020 increased over 100%, compared to the corresponding periods in 2019 primarily due to insurance claims made in order to recover the costs to the Company for minor repairs made to three of our properties.

The income tax provision and benefits that we recognized during the three and six months ended June 30, 2020 and 2019 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

In response to the COVID-19 pandemic, we have implemented various measures to preserve our short-term liquidity position and manage our cash flow, as described below under "Responses to COVID-19." In the short-term, our liquidity requirements are expected to consist of operating expenses, required capital expenditures, dividend payments to holders of our common stock and Series A Preferred Stock, debt service, and funding commitments relating to certain development projects. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans, and if market conditions permit, net proceeds from the sale of common stock or preferred stock through our at-the-market continuous equity offering program, which is discussed below.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, general contracting expenses, property development and acquisitions, tenant improvements, capital improvements, and mezzanine loan funding requirements. As discussed below, we have proactively deferred previously announced development activity at several of our projects and suspended non-essential capital expenditures. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness, sales of operating real estate properties, and the issuance of equity and debt securities. In the future, subject to available borrowing capacity, we may fund property development and acquisitions and capital improvements using our credit facility pending long-term financing.

As of June 30, 2020, we had unrestricted cash and cash equivalents of $71.0 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $4.1 million, some of which is available for capital expenditures at our operating properties. As of June 30, 2020, we had $20.0 million of available borrowings under our credit facility to meet our short-term liquidity requirements and $27.8 million of available borrowings under our construction loans to fund development activities.

We have no loans scheduled to mature during the remainder of 2020.

Responses to COVID-19

On April 28, 2020, our Board of Directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the Company, its stockholders, and its OP unitholders to temporarily suspend the payment of quarterly cash dividends to common stockholders and quarterly distributions to holders of Class A common units as a measure to preserve liquidity in light of the uncertainty resulting from COVID-19. Our Board of Directors did not suspend the payment of dividends on shares of our Series A Preferred Stock.

As a result of improvement in general economic conditions and our operating performance, our Board of Directors reinstated quarterly cash dividends on shares of our common stock and Class A common units with dividend of $0.11 per share and unit, payable on October 8, 2020 to stockholders and OP unitholders of record on September 30, 2020.

Going forward we will continue to monitor our projected taxable income for 2020 and plan to distribute sufficient dividends to maintain our status as a REIT. We can provide no assurances that dividends and distributions paid per share of common stock and per Class A common unit, respectively, will return to an amount equal to the dividends and distributions paid for the quarter ended March 31, 2020.

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

During the six months ended June 30, 2020, we issued and sold 486,727 shares of common stock at a weighted average price of $9.28 per share under the ATM Program, receiving net proceeds after offering costs and commissions, of $4.4 million. During the six months ended June 30, 2020, we issued and sold 3,830 shares of the Series A Preferred Stock at a weighted average price of $24.14 per share, receiving net proceeds after offering costs and commissions of $0.1 million. Shares having an aggregate offering price of $277.5 million remained unsold under the ATM Program as of August 5, 2020.

In July 2020, we sold an aggregate of 166,630 shares of common stock at a weighted average price of $10.16 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $1.7 million. In July 2020, we sold an aggregate of 709,588 shares of Series A Preferred Stock at a weighted average price of $22.87 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $16.0 million.

Credit Facility

We have a senior credit facility that was amended and restated on October 3, 2019. The total commitments are $355.0 million, comprised of a $150.0 million senior unsecured revolving credit facility and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility), with a syndicate of banks. Subject to available borrowing capacity, we intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio, and for working capital. On May 29, 2020, in conjunction with the sale of seven unencumbered operating properties, we repaid $61.9 million on the revolving credit facility. As a result of the sale and related reduction in our unencumbered base, borrowing capacity under the revolving credit facility was reduced to $100.0 million as of June 30, 2020 from $150.0 million.

In July 2020, we decreased its borrowings under the revolving credit facility by $32.0 million, bringing the outstanding balance down to $48.0 million.

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

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2020 ($ in thousands):

	Amount Outstanding	Interest Rate (a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Hoffler Place (b)	$30,896	LIBOR + 3.24%	3.40%		January 1, 2021	$30,896
Summit Place (b)	32,289	LIBOR + 3.24%	3.40%		January 1, 2021	32,289
Southgate Square	20,195	LIBOR + 1.60%	1.76%		April 29, 2021	19,462
Encore Apartments (c)	24,591	3.25%			September 10, 2021	23,992
4525 Main Street (c)	31,556	3.25%			September 10, 2021	30,787
Red Mill West	11,076	4.23%			June 1, 2022	10,187
Thames Street Wharf	70,000	LIBOR + 1.30%	1.81%	(d)	June 26, 2022	70,000
Hanbury Village	18,343	3.78%			August 15, 2022	17,450
Marketplace at Hilltop	10,321	4.42%			October 1, 2022	9,383
1405 Point	53,000	LIBOR + 2.25%	2.41%		January 1, 2023	51,532
Socastee Commons	4,513	4.57%			January 6, 2023	4,223
Sandbridge Commons	7,897	LIBOR + 1.75%	1.91%		January 17, 2023	7,247
Wills Wharf	53,660	LIBOR + 2.25%	2.41%		June 26, 2023	53,660
249 Central Park (e)	16,716	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	15,935
Fountain Plaza Retail (e)	10,059	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	9,590
South Retail (e)	7,339	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	6,996
One City Center	25,016	LIBOR + 1.85%	2.01%		April 1, 2024	22,559
Red Mill Central	2,450	4.80%			June 17, 2024	1,765
Premier Apartments (f)	16,750	LIBOR + 1.55%	1.71%		October 31, 2024	15,848
Premier Retail (f)	8,250	LIBOR + 1.55%	1.71%		October 31, 2024	7,806
Red Mill South	5,986	3.57%			May 1, 2025	4,383
Brooks Crossing Office	15,625	LIBOR + 1.60%	1.76%		July 1, 2025	11,431
Market at Mill Creek	14,041	LIBOR + 1.55%	1.71%		July 12, 2025	10,804
Johns Hopkins Village	51,335	LIBOR + 1.25%	4.19%	(d)	August 7, 2025	45,967
North Point Center-Phase II	2,161	7.25%			September 15, 2025	1,344
Lexington Square	14,569	4.50%			September 1, 2028	12,044
Red Mill North	4,345	4.73%			December 31, 2028	3,295
Greenside Apartments	33,658	3.17%			December 15, 2029	26,090
Smith's Landing	17,757	4.05%			June 1, 2035	384
Liberty Apartments	14,023	5.66%			November 1, 2043	—
The Cosmopolitan	43,309	3.35%			July 1, 2051	—
Total secured debt	$671,726					$557,349
Unsecured Debt
Senior unsecured revolving credit facility	$80,000	LIBOR+1.30%-1.85%	1.76%		January 24, 2024	$80,000
Senior unsecured term loan	19,500	LIBOR+1.25%-1.80%	1.71%		January 24, 2025	19,500
Senior unsecured term loan	185,500	LIBOR+1.25%-1.80%	2.05%-4.57%	(d)	January 24, 2025	185,500
Total unsecured debt	$285,000					$285,000
Total principal balances	956,726					842,349
Unamortized GAAP adjustments	(9,101)					—
Other notes payable (g)	6,128					—
Indebtedness, net	$953,753					$842,349
________________________________________
(a) LIBOR rate is determined by individual lenders.
(b) Cross collateralized.
(c) Cross collateralized.
(d) Includes debt subject to interest rate swap locks.
(e) Cross collateralized.
(f) Cross collateralized.
(g) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 42-year remaining lease term. See Note 8 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

We are currently in compliance with all covenants on our outstanding indebtedness. In April 2020, we proactively obtained a waiver from the lender for the Premier Retail/Apartments property wherein we do not have to meet the minimum debt service coverage requirement for the period ended June 30, 2020. We also proactively obtained a waiver from the lender for the 249 Central Park, Fountain Plaza Retail, and South Retail properties wherein we do not have to meet the minimum debt service coverage requirement for the period ended June 30, 2020 and period ending December 31, 2020.

As of June 30, 2020, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2020 (excluding six months ended June 30, 2020)	$5,279	1%
2021	148,551	16%
2022	116,912	12%
2023	157,144	16%
2024	135,166	14%
Thereafter	393,674	41%
Total	$956,726	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.

Interest Rate Derivatives

As of June 30, 2020, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
7/16/2018	8/1/2020	2.50%	$50,000
12/11/2018	1/1/2021	2.75%	50,000
5/15/2019	6/1/2022	2.50%	100,000
1/10/2020	2/1/2022	1.75%	50,000
1/28/2020	2/1/2022	1.75%	50,000
2/28/2020	3/1/2022	1.50%	100,000
6/29/2020	7/1/2023	0.50%	100,000
Total			$500,000

As of June 30, 2020, the Company held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR	2.78%	4.33%	5/1/2018	5/1/2023
John Hopkins Village	51,335	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	1-month LIBOR	3.02%	4.57%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	34,114	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	1-month LIBOR	2.26%	3.81%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.55%	2.10%	4/1/2020	4/1/2024
Total	$340,949

Off-Balance Sheet Arrangements

In connection with our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees we made as of June 30, 2020 (in thousands):

Development project	Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Nexton Square	12,600
Interlock Commercial	34,300
Interlock-Fletcher Row (1)	2,345
Total	$62,725
________________________________________
(1) There were no amounts drawn for this loan as of June 30, 2020.

Cash Flows

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Operating Activities	$49,754	$28,112	$21,642
Investing Activities	17,652	(246,610)	264,262
Financing Activities	(35,874)	220,408	(256,282)
Net Increase (decrease)	$31,532	$1,910	$29,622
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$43,579	$24,051
Cash, Cash Equivalents, and Restricted Cash, End of Period	$75,111	$25,961

Net cash provided by operating activities during the six months ended June 30, 2020 increased $21.6 million compared to the six months ended June 30, 2019 primarily as a result of result of timing differences in operating assets and liabilities as well as increased net operating income from the property portfolio.

During the six months ended June 30, 2020, net cash provided by investing activities was $17.7 million compared to net cash used in investing activities of $246.6 million during the six months ended June 30, 2019. The variance was caused primarily by the decreased development activity and more cash received from disposition of operating properties in 2020 as opposed to significant operating property acquisitions during the 2019 period. These changes were partially offset by more funding of notes receivable in 2019.

Net cash used by financing activities during the six months ended June 30, 2020 was $35.9 million compared to the net cash provided by financing activities of $220.4 million during the six months ended June 30, 2019. The variance primarily was caused by decreased net proceeds from equity issuances.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and six months ended June 30, 2020 and 2019 to net income, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unit holders	$11,178	$5,992	$19,338	$12,506
Depreciation and amortization(1)	13,644	13,145	27,736	23,274
Gain on operating real estate dispositions	(2,776)	—	(2,776)	—
FFO attributable to common stockholders and OP Unit holders	22,046	19,137	44,298	35,780
Acquisition, development and other pursuit costs	502	57	529	457
Impairment of intangible assets and liabilities	—	—	158	—
Unrealized credit loss provision (release)	(117)	—	260	—
Amortization of right-of-use assets - finance leases	146	85	293	85
Change in fair value of interest rate derivatives	6	1,933	1,742	3,396
Normalized FFO available to common stockholders and OP Unit holders	$22,583	$21,212	$47,280	$39,718
Net income attributable to common stockholders and OP Unit holders per diluted share and unit	$0.14	$0.08	$0.25	$0.18
FFO attributable to common stockholders and OP Unit holders per diluted share and unit	$0.28	$0.27	$0.57	$0.51
Normalized FFO attributable to common stockholders and OP Unit holders per diluted share and unit	$0.29	$0.30	$0.61	$0.57
Weighted average common shares and units - diluted	77,941	71,232	77,806	69,584
________________________________________

(1) The adjustment for depreciation and amortization for the three months ended June 30, 2020 and 2019 excludes $0.1 million and $0.4 million, respectively, of depreciation attributable to the Company's joint venture partners. The adjustment for depreciation and amortization for the six months ended June 30, 2020 and 2019 excludes $0.3 million and $0.4 million, respectively, of depreciation attributable to the Company's joint venture partners. The adjustment for depreciation and amortization for the six months ended June 30, 2019 includes $0.2 million of depreciation attributable to the Company's investment in One City Center from January 1, 2019 to March 14, 2019, which was an unconsolidated real estate investment during this period.

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

We adopted the new standard on January 1, 2020, using the modified retrospective transition method and recorded a noncash cumulative effect adjustment to retained earnings of $3.0 million, $2.8 million of which relates to our mezzanine loans and $0.2 million of which relates to our construction accounts receivable. See Note 6 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk since December 31, 2019. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosure set forth in Part II, Item 7, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2020, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

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

3.5
Articles Supplementary Designating Additional 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, dated March 6, 2020 (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3, filed on March 9, 2020).

3.6
Articles Supplementary Designating Additional 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, dated July 2, 2020 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2020).

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: August 6, 2020	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	/s/ Michael P. O’Hara
Michael P. O’Hara
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)