Form 10-Q
period 2020-09-30
Armada Hoffler Properties, Inc.
filed 2020-11-06
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
☐ Yes     ☒  No
As of November 3, 2020, the registrant had 57,934,042 shares of common stock, $0.01 par value per share, outstanding. In addition, as of November 3, 2020, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 20,865,485 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,531,910	$1,460,723
Held for development	13,607	5,000
Construction in progress	60,810	140,601
	1,606,327	1,606,324
Accumulated depreciation	(241,859)	(224,738)
Net real estate investments	1,364,468	1,381,586
Real estate investments held for sale	—	1,460
Cash and cash equivalents	73,579	39,232
Restricted cash	5,645	4,347
Accounts receivable, net	26,465	23,470
Notes receivable, net	168,716	159,371
Construction receivables, including retentions, net	43,324	36,361
Construction contract costs and estimated earnings in excess of billings, net	215	249
Operating lease right-of-use assets	32,818	33,088
Finance lease right-of-use assets	23,691	24,130
Acquired lease intangible assets, net	57,958	68,702
Other assets	44,393	32,901
Total Assets	$1,841,272	$1,804,897
LIABILITIES AND EQUITY
Indebtedness, net	$886,509	$950,537
Accounts payable and accrued liabilities	20,667	17,803
Construction payables, including retentions	55,825	53,382
Billings in excess of construction contract costs and estimated earnings	7,085	5,306
Operating lease liabilities	41,589	41,474
Finance lease liabilities	17,941	17,903
Other liabilities	60,219	63,045
Total Liabilities	1,089,835	1,149,450

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 and 2,930,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively, 6,843,418 and 2,530,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	171,085	63,250
Common stock, $0.01 par value, 500,000,000 shares authorized; 57,934,042 and 56,277,971 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	579	563
Additional paid-in capital	464,632	455,680
Distributions in excess of earnings	(107,262)	(106,676)
Accumulated other comprehensive loss	(9,767)	(4,240)
Total stockholders’ equity	519,267	408,577
Noncontrolling interests in investment entities	537	4,462
Noncontrolling interests in Operating Partnership	231,633	242,408
Total Equity	751,437	655,447
Total Liabilities and Equity	$1,841,272	$1,804,897

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenues	$39,636	$42,220	$121,840	$109,507
General contracting and real estate services revenues	58,617	27,638	163,283	66,118
Total revenues	98,253	69,858	285,123	175,625
Expenses
Rental expenses	10,223	9,873	27,907	24,513
Real estate taxes	4,760	4,180	13,326	10,759
General contracting and real estate services expenses	56,509	26,446	157,401	62,855
Depreciation and amortization	14,176	15,465	42,232	38,874
Amortization of right-of-use assets - finance leases	147	145	440	230
General and administrative expenses	2,601	2,977	9,382	9,329
Acquisition, development and other pursuit costs	26	93	555	550
Impairment charges	47	—	205	—
Total expenses	88,489	59,179	251,448	147,110
Gain on real estate dispositions	3,612	4,699	6,388	4,699
Operating income	13,376	15,378	40,063	33,214
Interest income	4,417	5,710	16,055	16,622
Interest expense on indebtedness	(7,294)	(8,828)	(22,252)	(22,205)
Interest expense on finance leases	(229)	(228)	(686)	(340)
Equity in income of unconsolidated real estate entities	—	—	—	273
Change in fair value of derivatives and other	318	(530)	(1,424)	(3,926)
Unrealized credit loss release (provision)	33	—	(227)	—
Other income (expense), net	177	362	521	426
Income before taxes	10,798	11,864	32,050	24,064
Income tax benefit	28	199	220	339
Net income	10,826	12,063	32,270	24,403
Net (income) loss attributable to noncontrolling interests:
Investment entities	45	(960)	181	(640)
Operating Partnership	(2,262)	(2,790)	(7,548)	(6,000)
Net income attributable to Armada Hoffler Properties, Inc.	8,609	8,313	24,903	17,763
Preferred stock dividends	(2,220)	(1,234)	(4,462)	(1,388)
Net income attributable to common stockholders	$6,389	$7,079	$20,441	$16,375
Net income attributable to common stockholders per share (basic and diluted)	$0.11	$0.13	$0.36	$0.31
Weighted-average common shares outstanding (basic and diluted)	57,923	53,463	57,000	52,289

Comprehensive income:
Net income	$10,826	$12,063	$32,270	$24,403
Unrealized cash flow hedge losses	(118)	(1,247)	(9,886)	(5,709)
Realized cash flow hedge losses reclassified to net income	1,070	123	2,260	230
Comprehensive income	11,778	10,939	24,644	18,924
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	45	(960)	181	(640)
Operating Partnership	(2,512)	(2,473)	(5,449)	(4,547)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$9,311	$7,506	$19,376	$13,737

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity

(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2019	$63,250	$563	$455,680	$(106,676)	$(4,240)	$408,577	$4,462	$242,408	$655,447
Cumulative effect of accounting change(1)	—	—	—	(2,185)	—	(2,185)	—	(824)	(3,009)
Net income (loss)	—	—	—	6,992	—	6,992	(92)	2,235	9,135
Unrealized cash flow hedge losses	—	—	—	—	(5,438)	(5,438)	—	(2,051)	(7,489)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	285	285	—	107	392
Net proceeds from issuance of common stock	—	1	1,348	—	—	1,349	—	—	1,349
Restricted stock awards, net of tax withholding	—	1	782	—	—	783	—	—	783
Restricted stock award forfeitures	—	—	(6)	—	—	(6)	—	—	(6)
Dividends declared on preferred stock	—	—	—	(1,067)	—	(1,067)	—	—	(1,067)
Dividends and distributions declared on common shares and units ($0.22 per share and unit)	—	—	—	(12,454)	—	(12,454)	—	(4,680)	(17,134)
Balance, March 31, 2020	63,250	565	457,804	(115,390)	(9,393)	396,836	4,370	237,195	638,401
Net income (loss)	—	—	—	9,302	—	9,302	(44)	3,051	12,309
Unrealized cash flow hedge losses	—	—	—	—	(1,657)	(1,657)	—	(622)	(2,279)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	580	580	—	218	798
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	96	—	(5)	—	—	91	—	—	91
Net proceeds from issuance of common stock	—	5	4,411	—	—	4,416	—	—	4,416
Restricted stock awards, net of tax withholding	—	—	516	—	—	516	—	—	516
Restricted stock award forfeitures	—	—	(1)	—	—	(1)	—	—	(1)
Acquisition of noncontrolling interest in real estate entity	—	—	(2,386)	—	—	(2,386)	(3,744)	—	(6,130)
Dividends declared on preferred stock	—	—	—	(1,175)	—	(1,175)	—	—	(1,175)
Balance, June 30, 2020	63,346	570	460,339	(107,263)	(10,470)	406,522	582	239,842	646,946
Net income	—	—	—	8,609	—	8,609	(45)	2,262	10,826
Unrealized cash flow hedge losses	—	—	—	—	(87)	(87)	—	(31)	(118)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	790	790	—	280	1,070

Net proceeds from issuance of cumulative redeemable perpetual preferred stock	107,739	—	(6,370)	—	—	101,369	—	—	101,369
Net proceeds from issuance of common stock	—	2	1,620	—	—	1,622	—	—	1,622
Restricted stock awards, net of tax withholding	—	—	524	—	—	524	—	—	524
Restricted stock award forfeitures	—	—	(4)	—	—	(4)	—	—	(4)
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	67	67
Redemption of operating partnership units	—	7	8,523	—	—	8,530	—	(8,530)	—
Dividends declared on preferred stock	—	—	—	(2,220)	—	(2,220)	—		(2,220)
Dividends and distributions declared on common shares and units ($0.11 per share and unit)	—	—	—	(6,388)	—	(6,388)	—	(2,257)	(8,645)
Balance, September 30, 2020	$171,085	$579	$464,632	$(107,262)	$(9,767)	$519,267	$537	$231,633	$751,437

(1) The Company recorded cumulative effect adjustments related to the new Current Expected Credit Losses ("CECL") standard in the first quarter of 2020. See "Financial Statements — Note 2 — Significant Accounting Policies — Recent Accounting Pronouncements" for additional information.

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2018	$—	$500	$357,353	$(82,699)	$(1,283)	$273,871	$—	$182,019	$455,890
Cumulative effect of accounting change(2)	—	—	—	(125)	—	(125)	—	(42)	(167)
Net income	—	—	—	4,884	—	4,884	—	1,630	6,514
Unrealized cash flow hedge losses	—	—	—	—	(752)	(752)	—	(251)	(1,003)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	54	54	—	18	72
Net proceeds from issuance of common stock	—	21	30,185	—	—	30,206	—	—	30,206
Restricted stock awards, net of tax withholding	—	1	754	—	—	755	—	—	755
Restricted stock award forfeitures	—	—	(4)	—	—	(4)	—	—	(4)
Redemption of operating partnership units	—	1	1,259	—	—	1,260	—	(1,260)	—
Dividends and distributions declared on common shares and units ($0.21 per share and unit)	—	—	—	(11,009)	—	(11,009)	—	(3,568)	(14,577)
Balance, March 31, 2019	—	523	389,547	(88,949)	(1,981)	299,140	—	178,546	477,686
Net income (loss)	—	—	—	4,566	—	4,566	(320)	1,580	5,826
Unrealized cash flow hedge losses	—	—	—	—	(2,547)	(2,547)	—	(912)	(3,459)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	26	26	—	9	35
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	63,250	—	(2,249)	—	—	61,001	—	—	61,001
Net proceeds from issuance of common stock	—	4	7,494	—	—	7,498	—	—	7,498
Restricted stock awards, net of tax withholding	—	1	463	—	—	464	—	—	464
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	4,870	—	4,870
Issuance of operating partnership units for acquisitions	—	—	(986)	—	—	(986)	—	69,061	68,075
Dividends and distributions declared on common shares and units ($0.21 per share and unit)	—	—	—	(11,107)	—	(11,107)	—	(4,447)	(15,554)
Balance, June 30, 2019	63,250	528	394,269	(95,490)	(4,502)	358,055	4,550	243,837	606,442
Net income	—	—	—	8,313	—	8,313	960	2,790	12,063
Unrealized cash flow hedge losses	—	—	—	—	(894)	(894)	—	(353)	(1,247)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	88	88	—	35	123
Net proceeds from issuance of common stock	—	20	34,025	—	—	34,045	—	—	34,045
Restricted stock awards, net of tax withholding	—	—	461	—	—	461	—	—	461
Restricted stock award forfeitures	—	—	(1)	—	—	(1)	—	—	(1)

Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	2,054	2,054
Redemption of operating partnership units	—	1	1,439	—	—	1,440	—	(1,440)	—
Dividends declared on preferred stock	—	—	—	(1,388)	—	(1,388)	—	—	(1,388)
Dividends and distributions declared on common shares and units ($0.21 per share and unit)	—	—	—	(11,522)	—	(11,522)	—	(4,445)	(15,967)
Balance, September 30, 2019	$63,250	$549	$430,193	$(100,087)	$(5,308)	$388,597	$5,510	$242,478	$636,585

(2) The Company recorded cumulative effect adjustments related to the new lease standard in the first quarter of 2019.

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$32,270	$24,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	31,565	27,233
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	10,667	11,641
Accrued straight-line rental revenue	(3,434)	(2,893)
Amortization of leasing incentives and above or below-market rents	(593)	(287)
Amortization of right-of-use assets - finance leases	440	230
Accrued straight-line ground rent expense	54	(10)
Provision for unrealized credit losses	227	—
Adjustment for uncollectable lease accounts	3,195	220
Noncash stock compensation	1,907	1,339
Impairment charges	205	—
Noncash interest expense	1,499	898
Interest expense on finance leases	686	340
Gain on real estate dispositions	(6,388)	(4,699)
Adjustment for Annapolis Junction loan discount amortization (1)	—	(3,727)
Change in fair value of derivatives and other	1,424	3,926
Equity in income of unconsolidated real estate entities	—	(273)
Changes in operating assets and liabilities:
Property assets	(6,642)	(4,225)
Property liabilities	3,356	2,623
Construction assets	(8,328)	(3,452)
Construction liabilities	18,824	(642)
Interest receivable	(13,167)	(7,118)
Net cash provided by operating activities	67,767	45,527
INVESTING ACTIVITIES
Development of real estate investments	(52,157)	(107,458)
Tenant and building improvements	(8,195)	(16,889)
Acquisitions of real estate investments, net of cash received	(34,785)	(133,345)
Dispositions of real estate investments, net of selling costs	96,458	32,468
Notes receivable issuances	(17,687)	(44,531)
Notes receivable paydowns	16,220	16,965
Leasing costs	(2,438)	(2,569)
Leasing incentives	(1,289)	—
Contributions to equity method investments	—	(535)
Net cash used for investing activities	(3,873)	(255,894)
FINANCING ACTIVITIES
Proceeds from issuance of cumulative redeemable perpetual preferred stock, net	101,460	61,001
Proceeds from issuance of common stock, net	7,387	71,749
Common shares tendered for tax withholding	(534)	(344)
Debt issuances, credit facility and construction loan borrowings	81,004	349,157
Debt and credit facility repayments, including principal amortization	(181,182)	(200,879)
Debt issuance costs	(326)	(3,225)
Dividends and distributions	(36,058)	(43,537)
Net cash provided by (used for) financing activities	(28,249)	233,922
Net increase in cash and cash equivalents	35,645	23,555
Cash, cash equivalents, and restricted cash, beginning of period	43,579	24,051
Cash, cash equivalents, and restricted cash, end of period (2)	$79,224	$47,606
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures (noncash transactions):
(Decrease) increase in dividends and distributions payable	$(5,817)	$3,949
(Decrease) increase in accrued capital improvements and development costs	(12,564)	(13,204)
Note payable issued in acquisition of noncontrolling interest in real estate investment	6,130	—
Issuance of operating partnership units for acquisitions	67	71,115
Operating Partnership units redeemed for common shares	8,530	2,700
Note payable recorded for mandatorily redeemable partnership interest	3,829	—
Debt assumed at fair value in conjunction with real estate purchases	22,512	101,390
Note receivable extinguished in conjunction with real estate purchase	—	31,252
Equity method investment redeemed for real estate acquisition	—	23,011
Noncontrolling interest in acquired real estate entity	—	4,870
Recognition of operating lease right-of-use assets (3)	—	33,965
Recognition of operating lease liabilities (3)	—	41,631
Recognition of finance lease right-of-use assets	—	24,500
Recognition of finance lease liabilities	—	17,871
De-recognition of operating lease right-of-use assets - lease termination	—	440
De-recognition of operating lease liabilities - lease termination	—	440

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

(2) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$73,579	$44,195
Restricted cash (a)	5,645	3,411
Cash, cash equivalents, and restricted cash	$79,224	$47,606

(a) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

(3) Amounts attributable to 2019 are net of $0.4 million disposal related to the Company's preexisting lease at the Thames Street Wharf property acquired on June 26, 2019.

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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of September 30, 2020, owned 73.8% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

As of September 30, 2020, the Company's property portfolio consisted of 52 operating properties and four properties either under development or not yet stabilized.

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the effect that adopting this standard may have on its Consolidated Financial Statements.

Lease Modification Accounting Q&A

In April 2020, the FASB staff issued a question and answer document (the "Lease Modification Q&A") focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows lessors, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company adopted this guidance during the second quarter of 2020 and elected to not apply the existing lease modification accounting framework in instances where the total payments under a modified lease are substantially the same as or less than the total payments under the existing lease.

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

Net operating income of the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Office real estate
Rental revenues	$11,456	$10,283	$32,142	$23,221
Rental expenses	3,042	2,753	7,879	6,092
Real estate taxes	1,375	1,141	3,749	2,320
Segment net operating income	7,039	6,389	20,514	14,809
Retail real estate
Rental revenues	15,669	20,780	54,794	57,272
Rental expenses	2,618	3,096	8,096	8,556
Real estate taxes	1,808	2,219	5,981	5,923
Segment net operating income	11,243	15,465	40,717	42,793
Multifamily residential real estate
Rental revenues	12,511	11,157	34,904	29,014
Rental expenses	4,563	4,024	11,932	9,865
Real estate taxes	1,577	820	3,596	2,516
Segment net operating income	6,371	6,313	19,376	16,633
General contracting and real estate services
Segment revenues	58,617	27,638	163,283	66,118
Segment expenses	56,509	26,446	157,401	62,855
Segment gross profit	2,108	1,192	5,882	3,263
Net operating income	$26,761	$29,359	$86,489	$77,498

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended September 30, 2020 and 2019 exclude revenue related to intercompany construction contracts of $3.2 million and $22.4 million, respectively, as it is eliminated in consolidation. General contracting and real estate services revenues for the nine months ended September 30, 2020 and 2019 exclude revenue related to intercompany construction contracts of $24.7 million and $82.6 million, respectively.

General contracting and real estate services expenses for the three months ended September 30, 2020 and 2019 exclude expenses related to intercompany construction contracts of $3.2 million and $22.2 million, respectively. General contracting and real estate services expenses for the nine months ended September 30, 2020 and 2019 exclude expenses related to intercompany construction contracts of $24.5 million and $81.8 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net operating income	$26,761	$29,359	$86,489	$77,498
Depreciation and amortization	(14,176)	(15,465)	(42,232)	(38,874)
Amortization of right-of-use assets - finance leases	(147)	(145)	(440)	(230)
General and administrative expenses	(2,601)	(2,977)	(9,382)	(9,329)
Acquisition, development and other pursuit costs	(26)	(93)	(555)	(550)
Impairment charges	(47)	—	(205)	—
Gain on real estate dispositions	3,612	4,699	6,388	4,699
Interest income	4,417	5,710	16,055	16,622
Interest expense on indebtedness	(7,294)	(8,828)	(22,252)	(22,205)
Interest expense on finance leases	(229)	(228)	(686)	(340)
Equity in income of unconsolidated real estate entities	—	—	—	273
Change in fair value of derivatives and other	318	(530)	(1,424)	(3,926)
Unrealized credit loss release (provision)	33	—	(227)	—
Other income (expense), net	177	362	521	426
Income tax benefit	28	199	220	339
Net income	$10,826	$12,063	$32,270	$24,403

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

Rental revenue for the three and nine months ended September 30, 2020 and 2019 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Base rent and tenant charges	$37,532	$41,236	$117,812	$106,227
Accrued straight-line rental adjustment	1,925	745	3,435	2,893
Lease incentive amortization	(164)	(187)	(497)	(555)
Above/below market lease amortization	343	426	1,090	942
Total rental revenue	$39,636	$42,220	$121,840	$109,507

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

On August 31, 2020, the Company entered into an operating agreement with a partner to develop a mixed-use project in Gainesville, Georgia. The Company has a 95% ownership interest in Gainesville Development, LLC (the "Gainesville Partnership"). The Gainesville Partnership acquired undeveloped land on August 31, 2020 for a purchase price of $5.0 million and immediately began development of the site. The Company is responsible for funding the equity requirements of this development, which are estimated to total $17.3 million. Management has concluded that this entity is a VIE as it lacks sufficient equity to fund its operations without additional financial support.

By August 31, 2023, the Company is required to acquire its partner's 5% ownership interest for up to $4.2 million, subject to the initial operating performance of the property. As the Company is required to obtain this ownership interest, the Company consolidates the project in its consolidated financial statements. The Company has recorded a note payable liability of $3.8 million, which is the fair value of the anticipated payments to be made to its partner.

On September 22, 2020, the Company exercised its option to purchase Nexton Square for $17.9 million cash and the assumption of a note payable of $22.9 million. The Company also incurred capitalized acquisition costs of $0.2 million. The developer of this property repaid the Company's mezzanine note receivable of $16.4 million at the time of the acquisition.

The following table summarizes the purchase price allocation (including acquisition costs) based on relative fair value of the assets acquired and intangible liabilities assumed for the Nexton Square acquisition (in thousands):

Nexton Square
Land	$9,885
Site improvements	3,690
Building and improvements	24,070
In-place leases	5,239
Below-market leases	(1,877)
Fair value adjustment on acquired debt	364
Net assets acquired	$41,371

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

On September 1, 2020, the Company completed the sale of the Walgreen's outparcel at Hanbury Village. Net proceeds after the transaction costs were $7.0 million. The gain on disposition was $3.6 million.

6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of September 30, 2020 and December 31, 2019 ($ in thousands):

	Outstanding loan amount					Interest compounding
Development Project	September 30, 2020	December 31, 2019	Maximum loan commitment	Interest rate
The Residences at Annapolis Junction	$42,767	$40,049	$48,105	10.0%	(a)	Monthly
Delray Plaza	15,493	12,995	17,000	15.0%	(a)(b)(c)	Annually
Nexton Square	—	15,097	17,000	10.0%		Monthly
Interlock Commercial	82,351	59,224	103,000	15.0%	(c)	None
Solis Apartments at Interlock	28,109	25,588	41,100	13.0%		Annually
Total mezzanine	168,720	152,953	$226,205
Other notes receivable	14	1,147
Notes receivable guarantee premium	3,034	5,271
Allowance for credit losses	(3,052)	—
Total notes receivable	$168,716	$159,371

________________________________________
(a) Loan was placed on nonaccrual status effective April 1, 2020.
(b) $2.0 million of this loan is subject to an interest rate of 6%.
(c) This loan was modified on October 2, 2020. See Note 15.

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Development Project	2020		2019		2020		2019
1405 Point	$—		$—		$—		$783
North Decatur Square	—		178		—		1,509
The Residences at Annapolis Junction	—	(a)	2,340	(b)	2,468	(a)(c)	6,536	(b)
Delray Plaza	—	(a)	429		489	(a)	1,153
Nexton Square	380		550		1,177		1,584
Interlock Commercial	3,189	(c)	1,595		9,364	(c)	3,425
Solis Apartments at Interlock	847		596		2,522		1,567
Total mezzanine	4,416		5,688		16,020		16,557
Other interest income	1		22		35		65
Total interest income	$4,417		$5,710		$16,055		$16,622
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

Nexton Square

On September 22, 2020, as part of the Nexton Square acquisition, the developer of this property repaid the Company's mezzanine note receivable of $16.4 million.

Current Expected Credit Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities. As of September 30, 2020, the Company had four mezzanine loans, all of which are secured by second liens on development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

•
Substandard: loans in this category may not be fully collected by the Company unless remediation actions are taken. Remediation actions may include obtaining additional collateral or assisting the borrower with asset management activities to prepare the project for sale. The Company will also consider placing the loan on nonaccrual status if it does not believe that additional interest accruals will ultimately be collected.

On a quarterly basis, the Company compares the risk inherent in its loans to industry loan loss data experienced during past business cycles. The Company updated the risk ratings for each of its notes receivable during the three months ended September 30, 2020. The Company obtained industry loan loss data relative to these risk ratings as of June 30, 2020.

The following table presents amortized cost basis of the portfolio by year of origination and risk rating as of September 30, 2020 (in thousands):

	Year of Origination
Risk Ratings	2020	2019	2018	2017	2016	Total
Pass	$—	$—	$111,611	$—	$—	$111,611
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	14,723	42,368	57,091
Total amortized cost basis	$—	$—	$111,611	$14,723	$42,368	$168,702

As of December 31, 2019, there was no allowance for loan losses. At September 30, 2020, the Company reported $168.7 million of notes receivable, net of allowances of $3.1 million. Changes in the allowance for the nine months ended September 30, 2020 were as follows (in thousands):

Nine Months Ended September 30, 2020
Beginning balance (December 31, 2019)	$—
Cumulative effect of accounting change	2,825
Unrealized credit loss provision	227
Ending balance	$3,052

The Company places loans on nonaccrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of December 31, 2019, there were no loans on nonaccrual status. During the nine months ended September 30, 2020, the Company placed the loans for Delray Plaza and The Residences at Annapolis Junction on nonaccrual status with total amortized cost basis of $57.1 million. As a result, there was $4.2 million of interest income not recognized during the nine months ended September 30, 2020.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of September 30, 2020 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$249	$5,306	$1,358	$3,037
Revenue recognized that was included in the balance at the beginning of the period	—	(5,306)	—	(3,037)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	7,237	—	4,256
Transferred to receivables	(468)	—	(2,015)	—
Construction contract costs and estimated earnings not billed during the period	215	—	624	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	219	(152)	657	(923)
Ending balance	$215	$7,085	$624	$3,333

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.2 million and $0.9 million were deferred as of September 30, 2020 and December 31, 2019, respectively. Amortization of pre-contract costs for the nine months ended September 30, 2020 and 2019 was $0.7 million and $0.1 million, respectively.

Construction receivables and payables include retentions, amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of September 30, 2020 and December 31, 2019, construction receivables included retentions of $16.6 million and $9.0 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of September 30, 2020 during the next twelve months. As of September 30, 2020 and December 31, 2019, construction payables included retentions of $18.6 million and $18.0 million, respectively. The Company expects to pay substantially all construction payables outstanding as of September 30, 2020 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Costs incurred on uncompleted construction contracts	$852,966	$695,564
Estimated earnings	30,354	24,553
Billings	(890,190)	(725,174)
Net position	$(6,870)	$(5,057)

Construction contract costs and estimated earnings in excess of billings	$215	$249
Billings in excess of construction contract costs and estimated earnings	(7,085)	(5,306)
Net position	$(6,870)	$(5,057)

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning backlog	$193,742	$178,632	$242,622	$165,863
New contracts/change orders	(12,461)	22,054	43,469	73,250
Work performed	(58,590)	(27,594)	(163,400)	(66,021)
Ending backlog	$122,691	$173,092	$122,691	$173,092

During the three months ended September 30, 2020, the Company canceled a contract for the construction of a hotel due to the delay of the owner. The Company expects to complete a majority of the uncompleted contracts in place as of September 30, 2020 during the next 12 to 18 months.

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

As of September 30, 2020, there was no balance outstanding on the revolving credit facility. As of December 31, 2019, the outstanding balance on the revolving credit facility was $110.0 million. The outstanding balance on the term loan facility was $205.0 million as of both of those dates. As of September 30, 2020, the effective interest rates on the revolving credit facility and the term loan facility were 1.75% and 1.70%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty. On May 29, 2020, in conjunction with the sale of seven unencumbered operating properties, the Company repaid $61.9 million on the revolving credit facility. The Company's unencumbered borrowing pool will support revolving borrowings of up to $125.0 million as of September 30, 2020.

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

Other 2020 Financing Activity

During the nine months ended September 30, 2020, the Company borrowed $38.2 million under its existing construction loans to fund new development and construction.

In the second quarter of 2020, the Company proactively obtained a waiver from the lender for the Premier Retail/Apartments loan wherein the Company did not have to meet the minimum debt service coverage requirement for the period ended June 30, 2020. The Company also proactively obtained a waiver from the lender for the 249 Central Park, Fountain Plaza Retail, and South Retail properties wherein the Company did not have to meet the minimum debt service coverage requirement for the period ended June 30, 2020 and will not have to meet the requirement for the period ending December 31, 2020.

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

On August 31, 2020, the Company entered into a $31.4 million construction loan agreement for the development project owned by the Gainesville Partnership. The loan bears interest at a rate of LIBOR plus a spread of 3.00% with a floor of 3.75%. The loan matures on August 31, 2024 and has one 12-month extension option. The Company's joint venture partner in the Gainesville Partnership has guaranteed payment of 55% of loan advances.

On September 22, 2020, as a part of the Nexton Square acquisition, the Company assumed a note payable of $22.9 million. The loan bears interest at a rate of LIBOR plus a spread of 2.25% and will mature on August 8, 2021.

On September 22, 2020, the Company paid off the Hanbury Village loan in full. This property was added to the unencumbered borrowing base for the revolving credit facility.

As of September 30, 2020, the Company was in compliance with the applicable terms of all loan covenants after giving effect to the waivers granted.

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

As of September 30, 2020, the Company had the following LIBOR interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate	Premium Paid
12/11/2018	1/1/2021	$50,000		2.75%	$210
5/15/2019	6/1/2022	100,000		2.50%	288
1/10/2020	2/1/2022	50,000	(a)	1.75%	87
1/28/2020	2/1/2022	50,000	(a)	1.75%	62
3/1/2020	3/1/2022	100,000	(a)	1.50%	111
7/1/2020	7/1/2023	100,000	(a)	0.50%	232
Total		$450,000			$990

________________________________________
(a) Designated as a cash flow hedge.

As of September 30, 2020, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR	2.78%	4.33%	5/1/2018	5/1/2023
John Hopkins Village	51,101	(a)	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	(a)	1-month LIBOR	3.02%	4.57%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,993	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR	2.26%	3.81%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	(a)	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.55%	2.10%	4/1/2020	4/1/2024
Total	$340,594
________________________________________
(a) Designated as a cash flow hedge.

For the interest rate swaps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the Condensed Consolidated Statements of Comprehensive Income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates reclassifying approximately $4.4 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$50,000	$—	$(3,389)	$100,000	$—	$(1,992)
Interest rate caps	150,000	11	—	250,000	25	—
Total derivatives not designated as accounting hedges	200,000	11	(3,389)	350,000	25	(1,992)
Derivatives designated as accounting hedges
Interest rate swaps	290,594	—	(13,081)	146,642	—	(5,728)
Interest rate caps	300,000	115	—	—	—	—
Total derivatives	$790,594	$126	$(16,470)	$496,642	$25	$(7,720)

The changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2020 and 2019 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate swaps	$323	$(1,477)	$(10,907)	$(7,679)
Interest rate caps	(111)	(299)	(391)	(1,956)
Total change in fair value of interest rate derivatives	$212	$(1,776)	$(11,298)	$(9,635)
Comprehensive income statement presentation:
Change in fair value of interest rate derivatives	$330	$(529)	$(1,412)	$(3,926)
Unrealized cash flow hedge losses	(118)	(1,247)	(9,886)	(5,709)
Total change in fair value of interest rate derivatives	$212	$(1,776)	$(11,298)	$(9,635)

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

On March 10, 2020, the Company commenced a new at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through the forward purchaser. Upon commencing the ATM Program, the Company simultaneously terminated the Prior ATM Program. During the three months ended September 30, 2020, the Company issued and sold 166,630 shares of common stock at a weighted average price of $10.16 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $1.7 million. During the nine months ended September 30, 2020, the Company issued and sold 653,357 shares of common stock at a weighted average price of $9.50 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $6.1 million. During the three months ended September 30, 2020, the Company issued and sold 709,588 shares of the Series A Preferred Stock at a weighted average price of $22.87 per share (inclusive of accrued dividends) under the ATM Program, receiving net proceeds, after offering costs and commissions, of $16.0 million. During the nine months ended September 30, 2020, the Company issued and sold 713,418 shares of the Series A Preferred Stock at a weighted average price of $22.88 per share (inclusive of accrued dividends) under the ATM Program, receiving net proceeds, after offering costs and commissions, of $16.1 million. Shares having an aggregate offering price of $277.5 million remained unsold under the ATM Program as of November 3, 2020.

In connection with the ATM Program, on July 2, 2020, the Company filed, with the State Department of Assessments and Taxation of the State of Maryland ("MSDAT"), Articles Supplementary to the Articles of Amendment and Restatement of the Company (the "Charter"), designating an additional 3,450,000 shares of the Company’s authorized preferred stock as shares of Series A Preferred Stock, resulting in a total of 6,380,000 shares classified as Series A Preferred Stock as of July 2, 2020. The Articles Supplementary became effective on July 2, 2020.

On August 20, 2020, the Company sold 3,600,000 shares of its Series A Preferred Stock at a public offering price of $24.75 per share (inclusive of accrued dividends), for net proceeds, after the underwriting discount and offering expenses payable by the Company, of approximately $86.1 million, pursuant to a prospectus supplement, dated August 13, 2020, and a base prospectus dated March 9, 2020. The offering was a re-opening of the Company’s previous issuances of Series A Preferred Stock. The additional shares of Series A Preferred Stock sold in the offering form a single series, and are fully fungible, with the other outstanding shares of Series A Preferred Stock. The Company used the net proceeds to repay a portion of the outstanding borrowings under the Company’s unsecured revolving credit facility and for general corporate purposes.

In connection with the issuance of the Series A Preferred Stock, on August 20, 2020, the Operating Partnership issued to the Company 3,600,000 6.75% Series A Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units"), which have economic terms that are identical to the Series A Preferred Stock. The Series A Preferred Units were issued in exchange for the Company’s contribution of the net proceeds from the offering of the Series A Preferred Stock to the Operating Partnership.

In connection with the offering, on August 17, 2020, the Company filed, with MSDAT, Articles Supplementary to the Charter, designating an additional 3,600,000 shares of the Company’s authorized preferred stock as shares of Series A Preferred Stock, resulting in a total of 9,980,000 shares classified as Series A Preferred Stock. The Articles Supplementary became effective upon filing with MSDAT.

Noncontrolling Interests

As of September 30, 2020 and December 31, 2019, the Company held a 73.8% and 72.6% common interest in the Operating Partnership, respectively. As of September 30, 2020, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 73.8% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of September 30, 2020, there were 20,522,484 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $0.5 million relates to the minority partners' interest in certain joint venture entities as of September 30, 2020, including Hoffler Place and Summit Place. The noncontrolling interest for consolidated real estate entities was $4.5 million as of December 31, 2019.

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

Dividends and Distributions

During the nine months ended September 30, 2020, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	11/06/2019	12/23/2019	01/02/2020	$0.21	$16,285
Common Stock/Class A Units	02/20/2020	03/25/2020	04/02/2020	0.22	17,108
Common Stock/Class A Units	07/30/2020	09/30/2020	10/08/2020	0.11	8,630
Series A Preferred Stock	11/06/2019	01/02/2020	01/15/2020	0.421875	1,067
Series A Preferred Stock	02/20/2020	04/01/2020	04/15/2020	0.421875	1,067
Series A Preferred Stock	04/30/2020	07/01/2020	07/15/2020	0.421875	1,175
Series A Preferred Stock	07/30/2020	10/01/2020	10/15/2020	0.421875	2,887

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of September 30, 2020, there were 737,550 shares available for issuance under the Equity Plan.

During the nine months ended September 30, 2020, the Company granted an aggregate of 175,268 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $15.80 per share. Of those shares, 27,060 were surrendered by the employees and non-employee directors for income tax withholdings. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the nine months ended September 30, 2020, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-

year service period immediately following the expiration of the performance period in order to fully vest. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial. During the nine months ended September 30, 2020, 10,600 shares were issued with a grant date fair value of $18.08 per share due to the partial vesting of performance units awarded to certain employees in 2017. Of those shares, 3,677 were surrendered by the employees and non-employee directors for income tax withholdings.

During the three months ended September 30, 2020 and 2019, the Company recognized $0.5 million and $0.5 million, respectively, of stock-based compensation cost. During the nine months ended September 30, 2020 and 2019, the Company recognized $2.3 million and $2.0 million, respectively, of stock-based compensation cost. As of September 30, 2020, there were 167,602 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.3 million, which the Company expects to recognize over the next 18 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net	$886,509	$894,811	$950,537	$958,421
Notes receivable, net	168,716	167,853	159,371	159,371
Interest rate swap liabilities	16,470	16,470	7,720	7,720
Interest rate swap and cap assets	126	126	25	25

13. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these condensed consolidated financial statements. Revenue from construction contracts with these entities for the three months ended September 30, 2020 was $15.9 million, and gross profit from such contracts was $0.6 million. Revenue from construction contracts with these entities for the nine months ended September 30, 2020 was $35.4 million, and gross profit from such contracts was $1.3 million. There was no such revenue or gross profit for the three and nine months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, there was $8.9 million and $1.9 million, respectively, outstanding from related parties of the Company included in net construction receivables.

Real estate services fees from affiliated entities of the Company were not material for any of the three and nine months ended September 30, 2020 and 2019. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the three and nine months ended September 30, 2020, and 2019.

The general contracting services described above include contracts with an aggregate price of $80.7 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage to be located in Virginia Beach, Virginia. The developer is owned in part by certain executives of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in 2019 and are projected to result in aggregate gross profit of $3.1 million to the Company, representing a gross profit margin of 3.8%. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, which remains outstanding as of September 30, 2020.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by the Company as of September 30, 2020 (in thousands):

Development project	Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Interlock Commercial	34,300
Total	$47,780

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $3.6 million and $4.3 million as of September 30, 2020 and December 31, 2019, respectively. In addition, as of September 30, 2020, the Company has outstanding a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project.

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

Real Estate

On October 2, 2020, the Company acquired Edison Apartments, a multifamily property located in downtown Richmond, Virginia, for consideration comprised of 633,734 Class A Units, the assumption of a $16.4 million loan payable, and assumption of $1.8 million in other liabilities. The seller of the property was a partnership that includes several members from the Company's management team and board of directors.

In October 2020, the Company terminated the leases for Regal Cinemas in Columbus Village II (part of the Town Center of Virginia Beach) and Harrisonburg, Virginia. The Company has written off the accounts receivable for this tenant as an adjustment to rental revenue totaling $1.1 million for the three months ended September 30, 2020. The Company is evaluating potential uses for the existing buildings, as well as potential redevelopment concepts at each location, and will assess the recoverability of its investment in each of the buildings as part of this evaluation.

On October 30, 2020, the Company acquired 79% of the partnership that owns the Residences at Annapolis Junction. As part of this purchase, the Company extinguished its note receivable for this project and made a cash payment of $0.2 million. The partnership obtained a senior loan for $84.4 million, which bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus a margin of 2.66% and matures on November 1, 2030. As part of this financing transaction, the partnership also purchased an interest rate cap for $0.1 million with a SOFR strike rate of 1.84%, which expires on November 1, 2023.

Notes Receivable

On October 2, 2020, the Delray Plaza loan was modified to extend the maturity date of the loan to April 27, 2021. As a partial loan repayment, the borrower tendered 125,843 Class A Units that were pledged as collateral for this loan. The borrower also established a $2.5 million reserve account to be used for certain unpaid development project costs.

On October 2, 2020, the Interlock Commercial loan was modified to decrease the exit fee, subject to the satisfaction of certain conditions that reduce the Company's risk as a lender. The Company has reduced its estimate of exit fees to be collected and prospectively adjusted the recognition of the exit fee in interest income.

Indebtedness

On October 6, 2020, the Company paid off the Sandbridge Commons loan in full. This property was added to the unencumbered borrowing base for the revolving credit facility.

In October 2020, the Company borrowed $0.8 million on its construction loans to fund development activities.

Equity

On October 1, 2020, due to the holders of Class A Units tendering an aggregate of 164,890 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests with an aggregate cash payment of $1.5 million.

On October 2, 2020, the Company purchased the remaining 20% noncontrolling interest in the mixed-use development project in Roswell, Georgia in exchange for a cash payment of $3.5 million and future consideration of $1.5 million to be paid in cash upon satisfaction of certain conditions.

On October 8, 2020, the Company paid cash dividends of $6.4 million to common stockholders, and the Operating Partnership paid cash distributions of $2.3 million to holders of Class A Units other than the Company.

On October 15, 2020, the Company paid cash dividends of $2.9 million to holders of shares of Series A Preferred Stock.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the continuing impacts of the novel coronavirus ("COVID-19") pandemic, including a possible resurgence, and measures intended to prevent or mitigate its spread, and our ability to accurately assess and predict such impacts on our results of operations, financial condition, acquisition and disposition activities, and growth opportunities;

▪	our ability to commence or continue construction and development projects on the timeframes and terms currently anticipated;

▪	our ability and the ability of our tenants to access funding under government programs designed to provide financial relief for U.S. businesses in light of the COVID-19 pandemic;

•	continuing adverse economic or real estate developments, either nationally or in the markets in which our properties are located, including as a result of the COVID-19 pandemic;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	defaults on, early terminations of, or non-renewal of leases by tenants, including significant tenants;

•	bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;

•	the inability of one or more mezzanine loan borrowers to repay mezzanine loans in accordance with their contractual terms;

•	difficulties in identifying or completing development, acquisition, or disposition opportunities;

•	our failure to successfully operate developed and acquired properties;

•	our failure to generate income in our general contracting and real estate services segment in amounts that we anticipate;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	our inability to extend the maturity of or refinance existing debt or comply with the financial covenants in the agreements that govern our existing debt;

•	financial market fluctuations;

•	risks that affect the general retail environment or the market for office properties or multifamily units;

•	the competitive environment in which we operate;

•	decreased rental rates or increased vacancy rates;

•	conflicts of interests with our officers and directors;

•	lack or insufficient amounts of insurance;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and

•	potential negative impacts from the recent changes to the U.S. tax laws.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K, and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q, and other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").

Business Description

We are a full-service real estate company with extensive experience developing, building, owning and managing high-quality, institutional-grade office, retail and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. As of September 30, 2020, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail (1)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%

Property	Segment	Location	Ownership Interest
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek (1)	Retail	Mount Pleasant, South Carolina	70%
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Nexton Square	Retail	Summerville, South Carolina	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1405 Point	Multifamily	Baltimore, Maryland	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Hoffler Place	Multifamily	Charleston, South Carolina	93%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
________________________________________
*Located in the Town Center of Virginia Beach
(1) We are entitled to a preferred return on our investment in this property.

As of September 30, 2020, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Wills Wharf	Office	Baltimore, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Summit Place	Multifamily	Charleston, South Carolina	90%
Solis Gainesville	Multifamily	Gainesville, Georgia	95%
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

On August 31, 2020, we purchased land in Gainesville, Georgia for a purchase price of $5.0 million for the development of a mixed-use property.

On September 22, 2020, we exercised our option to purchase Nexton Square for $17.9 million cash and the assumption of a note payable of $22.9 million. The developer of this property repaid our mezzanine note receivable of $16.4 million at the time of the acquisition.

On October 2, 2020, we acquired Edison Apartments, a multifamily building located in downtown Richmond, Virginia, for consideration comprised of 633,734 Class A Units, the assumption of a $16.4 million loan payable, and the assumption of $1.8 million in other assets and liabilities. The seller of the property was a partnership that includes several members from our management team and board of directors.

On October 30, 2020, we acquired 79% of the partnership that owns the Residences at Annapolis Junction. As part of this purchase, we extinguished the note receivable for this project and made a cash payment of $0.2 million. The partnership refinanced the senior loan for $84.4 million.

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

On September 1, 2020, we completed the sale of the Walgreen's outparcel at Hanbury Village. Net proceeds after the transaction costs were $7.0 million. The gain on disposition was $3.6 million.

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

We anticipate the global health crisis caused by COVID-19 and the related actions intended to mitigate its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. We have observed the impact of COVID-19 manifest in the form of business closures or significantly limited operations at certain times in our retail portfolio, with the exception of tenants operating in certain "essential" businesses, which has resulted, and may in the future result in, a decline in on-time rental payments, increased requests from tenants for temporary rental relief, and potentially permanent closure of certain businesses. We expect these conditions to continue in varying duration and severity until such time when the COVID-19 pandemic is effectively contained. When COVID-19 is contained, depending on the rate and effectiveness of the containment efforts deployed by various national, state, and local governments, we anticipate a rebound in economic activity, although we are unable to predict the nature, timing, and sustainability of an economic recovery.

In an effort to protect the health and safety of our employees, we took proactive, aggressive actions to adopt social distancing policies at our offices, properties, and construction jobsites, including: transitioning our office employees to a remote work environment during certain periods of time, which was greatly assisted by recent enhancements to our IT systems; limiting the number of employees attending in-person meetings; implementing limitations on travel; and ensuring all construction jobsites continue to comply with state and local social distancing and other health and safety protocols implemented by the Company.

To further strengthen our financial flexibility and efficiently manage through the uncertainty caused by COVID-19, our Board of Directors temporarily suspended the payment of quarterly cash dividends on shares of our common stock and Class A common units for the second quarter of 2020. As a result of improvement in general economic conditions and the Company’s operating performance, our Board of Directors reinstated quarterly cash dividends on shares of our common stock and Class A common units with a cash dividend of $0.11 per share and unit, for the third quarter of 2020, which was paid on October 8, 2020 to stockholders and OP unitholders of record on September 30, 2020.

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

Operating Property Portfolio

Office Tenants

As of October 27, 2020, we had collected 100% of office tenant rent due for the third quarter of 2020 and 100% of office tenant rent for October 2020. Data reported corresponds to tenant type and does not correspond to the reporting segment classification of the properties as a whole.

In June 2020, following discussion with WeWork, we agreed to terminate the lease of the top two office floors of Wills Wharf in Harbor Point, prior to our funding any tenant improvements. We received a termination fee of $1.3 million, including a $1.0 million reimbursement of legal and leasing fees.

Retail Tenants

In an effort to contain COVID-19 or slow its spread, state and local governments have enacted various measures at various times, including orders to close all businesses not deemed essential, isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. These government-imposed measures, coupled with customers reducing their in-person purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to retail businesses around the country, including in the markets in which we own retail assets.

In October 2020, we terminated the leases for Regal Cinemas in Columbus Village II (part of the Town Center of Virginia Beach) and Harrisonburg, Virginia. We are evaluating potential uses for the existing buildings as well as potential redevelopment concepts at each location. We wrote off the accounts receivable for this tenant as an adjustment to rental revenue totaling $1.1 million for the three months ended September 30, 2020.

As of October 27, 2020, we had collected 93% of retail tenant rent due for the third quarter of 2020 and 94% of retail tenant rent due for October 2020. The October collections exclude rent due from the two subsequently terminated leases with Regal Cinemas. In addition to the amounts recorded for Regal Cinemas, the company recorded $0.4 million in bad debt charges for the three months ended September 30, 2020, which is recorded as an adjustment to rental revenues and was primarily the result of retail tenant delinquencies resulting from the COVID-19 pandemic.

As of September 30, 2020, we had the following significant known lease terminations:

Tenant	Property	Effective Date	SF Impact	ABR Impact	ABR per Leased SF
Bed, Bath, & Beyond	North Point Center	1/31/2021	30,000	$300,000	$10.00
Bed, Bath, & Beyond	Wendover Village	1/31/2021	33,696	404,352	12.00
Regal Cinemas (a)	Columbus Village II	10/20/2020	51,545	995,334	19.31
Regal Cinemas (a)	Harrisonburg Regal	10/25/2020	49,000	717,850	14.65
Bi-Lo (a)	Socastee Commons	1/31/2021	46,673	492,400	10.55
Total/Weighted Average			210,914	$2,909,936	$13.80
_______________________________________
(a) Vacancy allows the Company to consider redevelopment of this property.

Multifamily Tenants

As of October 27, 2020, we had collected 98% of multifamily tenant rent due for the third quarter of 2020 and 97% of multifamily tenant rent due for October 2020. Data reported corresponds to tenant type and does not correspond to the reporting segment classification of the properties as a whole.

Due to actions taken by state governments and limited working capacity for government courts and agencies, certain properties in our multifamily portfolio were subject to increased restrictions that limited our ability to evict tenants or charge late fees through September 30, 2020. At this time, certain restrictions previously in place have been lifted and many government courts and agencies have re-opened; however, there may be similar restrictions and limited working capacity for government courts and agencies in the future.

On September 4, 2020, the Centers for Disease Control and Prevention (the "CDC") issued an order to temporarily halt residential evictions to prevent the further spread of COVID-19 that effectively prohibits evictions for nonpayment through December 31, 2020 nationwide for residential tenants who submit a signed copy of a declaration form to their landlords. The specific declaration form to be used was prepared by the CDC and attached to the order. The order does not, on its own, prevent landlords from filing suits, obtaining judgments, or filing writs. It only prevents landlords from carrying out evictions if the tenant submits the signed declaration form to the landlord. If the tenant does not provide the declaration, the tenant can be evicted. The order does not apply to evictions that are for reasons other than nonpayment rent. The penalties for an organization that violates the order include fines of up to $200,000.00 per event ($500,000.00 if the eviction results in death). The order does not relieve any individual of any obligation to pay rent or comply with any other obligation under a lease, nor does it preclude the charging or collecting of fees, penalties, or interest as a result of the failure to pay rent under the terms of a lease. The order does not apply to commercial tenants.

State and local restrictions that remain in place for 1405 Point and Johns Hopkins Village, both located in Baltimore, Maryland, are detailed below:

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

On October 30, 2020, the Company acquired 79% of the partnership that owns the Residences at Annapolis Junction. The same restrictions listed above for our properties in Baltimore, Maryland also apply to this property.

Furthermore, the restriction on evictions in the State of Maryland applies to both our commercial and residential properties located in that state.

Construction and Development Business

As of the date of this quarterly report on Form 10-Q, all of our construction jobsites remain open and operational, and we intend to continue third-party construction work unless government-imposed restrictions are implemented that prohibit or significantly restrict the continuation of construction work. As of September 30, 2020, we had a third-party construction backlog of approximately $122.7 million.

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

Mezzanine Lending Program

We continue to monitor the development projects securing our five mezzanine loans:

Delray Plaza: Effective April 1, 2020, we stopped recognizing interest on this loan for accounting purposes since collection of additional interest accruals was less certain. We are negotiating a purchase of the property from the developer.

The Residences at Annapolis Junction: On October 30, 2020, we purchased 79% of the partnership that owns this project and extinguished our note receivable.

Nexton Square: We exercised our option to purchase Nexton Square on September 22, 2020. The mezzanine loan was repaid as part of this purchase.

Solis Apartments at Interlock: This project is estimated to be completed during the second quarter of 2021. Current estimates of future operating results and projected sales proceeds from this project continue to support the full collection of our principal and interest upon sale of the project.

Interlock Commercial: This project is estimated to be completed during the second quarter of 2021. In May 2020, we modified the mezzanine loan to allow for an additional $8.0 million of loan funding for purposes of building townhome units as an additional phase of this development project. Current estimates of future operating results and projected sales proceeds from this project continue to support the full collection of our principal and interest upon sale of the project. On October 2, 2020, we modified the loan to decrease the exit fee upon satisfaction of certain conditions that reduce our risk as a lender.

There are no remaining funding commitments for the outstanding mezzanine loans. We continue to monitor leasing activity at these projects, as applicable, and will monitor the impact of COVID-19 on leasing activity and development activity at each of these projects.

Third Quarter 2020 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2020 and other recent developments:

•
Net income attributable to common stockholders and OP Unit holders of $8.7 million, or $0.11 per diluted share, compared to $9.9 million, or $0.13 per diluted share, for the three months ended September 30, 2019.

•
Funds from operations attributable to common stockholders and OP Unit holders ("FFO") of $19.2 million, or $0.24 per diluted share, compared to $21.7 million, or $0.29 per diluted share, for the three months ended September 30, 2019. See "Non-GAAP Financial Measures."

•
Normalized funds from operations available to common stockholders and OP Unit holders ("Normalized FFO") of $19.0 million, or $0.24 per diluted share, compared to $22.5 million, or $0.30 per diluted share, for the three months ended September 30, 2019. See "Non-GAAP Financial Measures."

•
Recaptured two prime redevelopment sites - 3 acres in the Town Center of Virginia Beach and nearly 10 acres adjacent to James Madison University in Harrisonburg, Virginia - after terminating leases with Regal Cinemas upon tenant default.

•
Core operating property portfolio occupancy at 95.4% as of September 30, 2020 compared to 93.6% as of June 30, 2020. The Company's September 30, 2020 occupancy includes office at 96.7%, retail at 94.2%, and multifamily at 95.9%.

•	Collected 96% of portfolio rents for the third quarter, including 100% of office tenant rents, 98% of multifamily tenant rents, and 93% of retail tenant rents.

•	Collected 96% of October portfolio rents, including 100% of office tenant rents, 97% of multifamily tenant rents, and 94% of retail tenant rents.

•	Announced a new development project, Solis Gainesville, a $52 million 223-unit multifamily project in downtown Gainesville, Georgia.

•	Ended the third quarter with $122.7 million of third-party construction backlog.

•	Acquired Nexton Square, a 118,000 square foot open air lifestyle center in Summerville, South Carolina in an off-market transaction.

•	Acquired partner's 20% ownership interest of the Southern Post project in Roswell, Georgia resulting in 100% ownership of the partnership.

•
Raised $86.3 million of net proceeds before offering expenses through an underwritten public offering of 3,600,000 shares of 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock at a public offering price of $24.75 per share.

•	Completed the acquisition of the Edison Apartments in downtown Richmond, Virginia in an off-market, OP Unit transaction.

•	Completed the off-market acquisition of The Residences at Annapolis Junction, a 416-unit, Class A, LEED Gold certified mid-rise apartment community in Howard County, Maryland.

Segment Results of Operations

As of September 30, 2020, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$11,456	$10,283	$1,173	$32,142	$23,221	$8,921
Property expenses	4,417	3,894	523	11,628	8,412	3,216
Segment NOI	$7,039	$6,389	$650	$20,514	$14,809	$5,705

Office segment NOI for the three and nine months ended September 30, 2020 increased 10.2% and 38.5%, respectively, compared to the corresponding periods in 2019. The increase for the three months ended September 30, 2020 relates primarily to the commencement of operations at a portion of Wills Wharf in June 2020. In addition, the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019 contributed to the increase for the nine months ended September 30, 2020.

Office Same Store Results

Office same store results for the three and nine months ended September 30, 2020 and 2019 exclude Wills Wharf (placed in service in June 2020). In addition, office same store results for the nine months ended September 30, 2020 and 2019 exclude Brooks Crossing Office, Thames Street Wharf, and One City Center (acquired in March 2019).

Office same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$10,232	$10,283	$(51)	$15,812	$16,148	$(336)
Property expenses	3,648	3,739	(91)	5,810	5,798	12
Same Store NOI	$6,584	$6,544	$40	$10,002	$10,350	$(348)
Non-Same Store NOI	455	(155)	610	10,512	4,459	6,053
Segment NOI	$7,039	$6,389	$650	$20,514	$14,809	$5,705

Office same store NOI for the three months ended September 30, 2020 increased 0.6% compared to the three months ended September 30, 2019. The increase relates primarily to increased occupancy across the same store portfolio. Office same store NOI for the nine months ended September 30, 2020 decreased 3.4% compared to the nine months ended September 30, 2019. The decrease relates primarily to the relocation of the Company’s construction division to space within Armada Hoffler Tower which became vacant after a tenant chose to downsize. The Company’s construction division previously occupied space at an adjacent property that is classified as retail for segment reporting purposes. Rental revenue from the Company’s construction division is eliminated for consolidation purposes. This decrease was partially offset by increased occupancy across the rest of the same store portfolio.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$15,669	$20,780	$(5,111)	$54,794	$57,272	$(2,478)
Property expenses	4,426	5,315	(889)	14,077	14,479	(402)
Segment NOI	$11,243	$15,465	$(4,222)	$40,717	$42,793	$(2,076)

Retail segment NOI for the three and nine months ended September 30, 2020 decreased 27.3% and 4.9%, respectively, compared to the corresponding periods in 2019. The decreases relate primarily to the disposition of the seven-property retail portfolio in May 2020 and our decision to terminate the leases for Regal Cinemas in Columbus Village II (part of the Town Center of Virginia Beach) and Harrisonburg. The Company has written off the accounts receivable for this tenant as an adjustment to rental revenue totaling $1.1 million. The Company is evaluating potential uses for the existing buildings as well as potential redevelopment concepts at each location and will assess the recoverability of its investment in each of the buildings as part of this evaluation. In addition to the amounts recorded for Regal Cinemas, the Company recognized a $0.4 million and $1.3 million increase in the allowance for bad debt (recorded as an adjustment to rental revenues) as a result of the COVID-19 pandemic for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The decrease for the nine months ended September 30, 2020 was partially offset by the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and marketplace at Hilltop in May 2019.

Retail Same Store Results

Retail same store results for the three and nine months ended September 30, 2020 and 2019 exclude Apex Entertainment (formerly Dick’s at Town Center) due to redevelopment, Brooks Crossing Retail, Premier Retail, Columbus Village (due to redevelopment), Lightfoot Marketplace (disposed in August 2019), Nexton Square (acquired in September 2020), and the seven-property retail portfolio that was disposed in May 2020 (Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square). In addition, retail same store results for the nine months ended September 30, 2020 and 2019 exclude Market at Mill Creek, Marketplace at Hilltop and Red Mill Commons (acquired in May 2019), Waynesboro Commons (disposed in April 2019), and the additional outparcel phase of Wendover Village.

Retail same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$14,530	$16,686	$(2,156)	$36,656	$39,019	$(2,363)
Property expenses	3,930	4,057	(127)	9,231	9,450	(219)
Same Store NOI	$10,600	$12,629	$(2,029)	$27,425	$29,569	$(2,144)
Non-Same Store NOI	643	2,836	(2,193)	13,292	13,224	68
Segment NOI	$11,243	$15,465	$(4,222)	$40,717	$42,793	$(2,076)

Retail same store NOI for the three and nine months ended September 30, 2020 decreased 16.1% and 7.3%, respectively, compared to the corresponding periods in 2019. The decreases were primarily the result of our decision to terminate the leases for Regal Cinemas in Columbus Village II (part of the Town Center of Virginia Beach) and Harrisonburg. In addition to the amounts recorded for Regal Cinemas, the Company recognized a $0.4 million and $1.2 million increase in the allowance for bad debt (recorded as an adjustment to rental revenues) as a result of the COVID-19 pandemic for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$12,511	$11,157	$1,354	$34,904	$29,014	$5,890
Property expenses	6,140	4,844	1,296	15,528	12,381	3,147
Segment NOI	$6,371	$6,313	$58	$19,376	$16,633	$2,743

Multifamily segment NOI for the three and nine months ended September 30, 2020 increased 0.9% and 16.5%, respectively, compared to the corresponding periods in 2019. The increases were primarily a result of higher occupancy at Greenside Apartments, which was in lease-up during 2019, higher occupancy at the Cosmopolitan, the commencement of operations at Summit Place in August 2020, and the commencement of operations at Hoffler Place in August 2019. In addition, the acquisition of 1405 Point in April 2019 contributed to the increase for the nine months ended September 30, 2020.

Multifamily Same Store Results

Multifamily same store results for the three and nine months ended September 30, 2020 and 2019 exclude Hoffler Place, Summit Place, and The Cosmopolitan (due to redevelopment). In addition, multifamily same store results for the nine months ended September 30, 2020 and 2019 exclude Greenside Apartments, 1405 Point, and Premier Apartments.

 Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rental revenues	$9,152	$8,836	$316	$16,157	$16,299	$(142)
Property expenses	4,075	3,627	448	6,666	6,412	254
Same Store NOI	$5,077	$5,209	$(132)	$9,491	$9,887	$(396)
Non-Same Store NOI	1,294	1,104	190	9,885	6,746	3,139
Segment NOI	$6,371	$6,313	$58	$19,376	$16,633	$2,743

Multifamily same store NOI for the three and nine months ended September 30, 2020 decreased 2.5% and 4.0%, respectively, compared to the corresponding periods in 2019. The decreases were primarily the result of decreased occupancy at Johns Hopkins Village and increased real estate taxes at Johns Hopkins Village and Greenside Apartments.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Segment revenues	$58,617	$27,638	$30,979	$163,283	$66,118	$97,165
Segment expenses	56,509	26,446	30,063	157,401	62,855	94,546
Segment gross profit	$2,108	$1,192	$916	$5,882	$3,263	$2,619
Operating margin	3.6%	4.3%	(0.7)%	3.6%	4.9%	(1.3)%

General contracting and real estate services segment profit for the three and nine months ended September 30, 2020 increased 76.8% and 80.3%, respectively, compared to the corresponding periods in 2019. The increases were primarily attributable to the high backlog at December 31, 2019 resulting in increased activity during the nine months of 2020.

The changes in third party construction backlog for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning backlog	$193,742	$178,632	$242,622	$165,863
New contracts/change orders	(12,461)	22,054	43,469	73,250
Work performed	(58,590)	(27,594)	(163,400)	(66,021)
Ending backlog	$122,691	$173,092	$122,691	$173,092

As of September 30, 2020, we had $14.4 million in backlog on the Solis Apartments project, $14.1 million in backlog on the Interlock Commercial project and $28.1 million in backlog on the Holly Springs Apartments project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(unaudited, in thousands)
Revenues
Rental revenues	$39,636	$42,220	$(2,584)	$121,840	$109,507	$12,333
General contracting and real estate services revenues	58,617	27,638	30,979	163,283	66,118	97,165
Total revenues	98,253	69,858	28,395	285,123	175,625	109,498
Expenses
Rental expenses	10,223	9,873	350	27,907	24,513	3,394
Real estate taxes	4,760	4,180	580	13,326	10,759	2,567
General contracting and real estate services expenses	56,509	26,446	30,063	157,401	62,855	94,546
Depreciation and amortization	14,176	15,465	(1,289)	42,232	38,874	3,358
Amortization of right-of-use assets - finance leases	147	145	2	440	230	210
General and administrative expenses	2,601	2,977	(376)	9,382	9,329	53
Acquisition, development and other pursuit costs	26	93	(67)	555	550	5
Impairment charges	47	—	47	205	—	205
Total expenses	88,489	59,179	29,310	251,448	147,110	104,338
Gain on real estate dispositions	3,612	4,699	(1,087)	6,388	4,699	1,689
Operating income	13,376	15,378	(2,002)	40,063	33,214	6,849
Interest income	4,417	5,710	(1,293)	16,055	16,622	(567)
Interest expense on indebtedness	(7,294)	(8,828)	1,534	(22,252)	(22,205)	(47)
Interest expense on finance leases	(229)	(228)	(1)	(686)	(340)	(346)
Equity in income of unconsolidated real estate entities	—	—	—	—	273	(273)
Change in fair value of derivatives and other	318	(530)	848	(1,424)	(3,926)	2,502
Unrealized credit loss release (provision)	33	—	33	(227)	—	(227)
Other income (expense), net	177	362	(185)	521	426	95
Income before taxes	10,798	11,864	(1,066)	32,050	24,064	7,986
Income tax benefit	28	199	(171)	220	339	(119)
Net income	10,826	12,063	(1,237)	32,270	24,403	7,867
Net loss attributable to noncontrolling interests in investment entities	45	(960)	1,005	181	(640)	821
Preferred stock dividends	(2,220)	(1,234)	(986)	(4,462)	(1,388)	(3,074)
Net income attributable to common stockholders and OP Unit holders	$8,651	$9,869	$(1,218)	$27,989	$22,375	$5,614

Rental revenues for the three months ended September 30, 2020 decreased $2.6 million compared to the three months ended September 30, 2019. Rental revenues for the nine months ended September 30, 2020 increased $12.3 million compared to the nine months ended September 30, 2019 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Office	$11,456	$10,283	$1,173	$32,142	$23,221	$8,921
Retail	15,669	20,780	(5,111)	54,794	57,272	(2,478)
Multifamily	12,511	11,157	1,354	34,904	29,014	5,890
	$39,636	$42,220	$(2,584)	$121,840	$109,507	$12,333

Office rental revenues for the three and nine months ended September 30, 2020 increased 11.4% and 38.4%, respectively, compared to the corresponding periods in 2019. The increase for the three months ended September 30, 2020 relates primarily to the commencement of operations at a portion of Wills Wharf in June 2020. In addition, the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019 contributed to the increase for the nine months ended September 30, 2020.

Retail rental revenues for the three and nine months ended September 30, 2020 decreased 24.6% and 4.3%, respectively, compared to the corresponding periods in 2019 primarily as a result of the disposition of the seven-property retail portfolio in May 2020 and our decision to terminate the leases for Regal Cinemas in Columbus Village II (part of the Town Center of Virginia Beach) and Harrisonburg. The Company has written off the accounts receivable for this tenant as an adjustment to rental revenue totaling $1.1 million. The Company is evaluating potential uses for the existing buildings as well as potential redevelopment concepts at each location and will assess the recoverability of its investment in each of the buildings as part of this evaluation. In addition to the amounts recorded for Regal Cinemas, the Company recognized a $0.4 million and $1.3 million increase in the allowance for bad debt recorded as an adjustment to rental revenues) as a result of the COVID-19 pandemic for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The decrease in the nine months ended September 30, 2020 was partially offset by the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019.

Multifamily rental revenues for the three and nine months ended September 30, 2020 increased 12.1% and 20.3%, respectively, compared to the corresponding periods in 2019, primarily as a result of higher occupancy at Greenside Apartments, which was in lease-up during 2019, higher occupancy at the Cosmopolitan, the commencement of operations at Summit Place in August 2020, and the commencement of operations at Hoffler Place in August 2019. In addition, the acquisition of 1405 Point in April 2019 contributed to the increase for the nine months ended September 30, 2020.

General contracting and real estate services revenues for the three and nine months ended September 30, 2020 increased 112.1% and 147.0%, respectively, compared to the corresponding periods in 2019, due to due to the high backlog at December 31, 2019 resulting in increased activity during the nine months of 2020.

Rental expenses for the three and nine months ended September 30, 2020 increased $0.4 million and $3.4 million, respectively, compared to the corresponding periods in 2019, as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Office	$3,042	$2,753	$289	$7,879	$6,092	$1,787
Retail	2,618	3,096	(478)	8,096	8,556	(460)
Multifamily	4,563	4,024	539	11,932	9,865	2,067
	$10,223	$9,873	$350	$27,907	$24,513	$3,394

Office rental expenses for the three and nine months ended September 30, 2020 increased 10.5% and 29.3%, respectively, compared to the corresponding periods in 2019. The increase for the three months ended September 30, 2020 relates primarily to the commencement of operations at a portion of Wills Wharf in June 2020. In addition, the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019 contributed to the increase for the nine months ended September 30, 2020.

Retail rental expenses for the three and nine months ended September 30, 2020 decreased 15.4% and 5.4%, respectively, compared to the corresponding periods in 2019, primarily as a result of the disposal of Lightfoot Marketplace in August 2019, the loss of Dick’s Sporting goods at Town Center beginning February 2020, and the disposition of the seven-property retail portfolio in May 2020 as well as decreases in non-essential repairs and maintenance and contracted services expenses in response to the COVID-19 pandemic. The decrease for the nine months ended September 30, 2020 was partially offset by the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019.

Multifamily rental expenses for the three and nine months ended September 30, 2020 increased 13.4% and 21.0%, respectively, compared to the corresponding periods in 2019, primarily as a result of higher occupancy at Greenside Apartments, which was in lease-up during 2019, higher occupancy at the Cosmopolitan, the commencement of operations at Summit Place in August 2020, and the commencement of operations at Hoffler Place in August 2019. In addition, the acquisition of 1405 Point in April 2019 contributed to the increase for the nine months ended September 30, 2020.

Real estate taxes for the three and nine months ended September 30, 2020 increased $0.6 million and increased $2.6 million, respectively, compared to the corresponding periods in 2019, as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Office	$1,375	$1,141	$234	$3,749	$2,320	$1,429
Retail	1,808	2,219	(411)	5,981	5,923	58
Multifamily	1,577	820	757	3,596	2,516	1,080
	$4,760	$4,180	$580	$13,326	$10,759	$2,567

Office real estate taxes for the three and nine months ended September 30, 2020 increased 20.5% and 61.6%, respectively, compared to the corresponding periods in 2019. The increase for the three months ended September 30, 2020 relates primarily to the commencement of operations at a portion of Wills Wharf in June 2020. In addition, the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing Office in April 2019, and the acquisition of Thames Street Wharf in June 2019 contributed to the increase for the nine months ended September 30, 2020.

Retail real estate taxes for the three months ended September 30, 2020 decreased 18.5% compared to the three months ended September 30, 2019, primarily as a result of the disposition of the seven-property retail portfolio in May 2020. Retail real estate taxes for the nine months ended September 30, 2020 increased 1.0% compared to the nine months ended September 30, 2019, primarily as a result of the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. These increases were mostly offset by the disposition of the seven-property retail portfolio in May 2020.

Multifamily real estate taxes for the three and nine months ended September 30, 2020 increased 92.3% and 42.9%, respectively, compared to the corresponding periods in 2019, primarily as a result of increased assessments for Greenside Apartments and Hoffler Place. At Johns Hopkins Village, under the terms of our agreement with Johns Hopkins University, beginning July 1, 2020, the Company is no longer being allocated a portion of the real estate tax abatements related to the property.

General contracting and real estate services expenses for the three and nine months ended September 30, 2020 increased 113.7% and 150.4%, respectively, compared to the corresponding periods in 2019, due to the timing of commencement of new projects and the completion of other projects.

Depreciation and amortization for the three months ended September 30, 2020 decreased 8.3% compared to the three months ended September 30, 2019, primarily as result of the disposal of the seven-property retail portfolio in May 2020 and acquired lease intangibles for other properties that were fully amortized in 2019. Depreciation and amortization for the nine months ended September 30, 2020 increased 8.6% compared to the nine months ended September 30, 2019, as a result of development properties placed in service.

Amortization of right-of-use assets - finance leases for the three and nine months ended September 30, 2020 increased 1.4% and 91.3%, respectively, compared to the corresponding periods in 2019, primarily due to the expense being recognized for the full period in 2020. There were no right-of-use-assets recorded by the Company prior to the second quarter of 2019.

General and administrative expenses for the three months ended September 30, 2020 decreased 12.6% compared to the three months ended September 30, 2019, primarily due to the absence of accrued executive officer bonuses. General and administrative expenses for the nine months ended September 30, 2020 increased only 0.6%, compared to the nine months ended September 30, 2019.

Acquisition, development and other pursuit costs for the three months ended September 30, 2020 decreased 72.0% compared to the three months ended September 30, 2019. The costs incurred in the three months ended September 30, 2019 were primarily related to a potential development project that was abandoned. Acquisition, development and other pursuit costs for the three months ended September 30, 2020 were not significant. Acquisition, development and other pursuit costs for the nine months ended September 30, 2020 increased only 0.9%, compared to the nine months ended September 30, 2019, and these costs were due to the write off of costs relating to certain potential development projects and operating properties that were abandoned during each period.

Impairment charges for the nine months ended September 30, 2020 relate to tenants that vacated prior to their lease expiration.

Gain on real estate dispositions for the three and nine months ended September 30, 2020 relates to the sale of a portfolio of seven retail properties in May 2020 and the sale of Walgreen's at Hanbury Village in August 2020. Gain on real estate dispositions during the three and nine months ended September 30, 2019 relates to the sale of Lightfoot Marketplace and a non-operating land parcel.

Interest income for the three and nine months ended September 30, 2020 decreased 22.6% and 3.4%, respectively, compared to the corresponding periods in 2019, primarily due to the two loans receivable placed on nonaccrual status effective April 1, 2020, which was partially offset by higher balances from increased loan funding on the Interlock Commercial and Solis Apartment loans.

Interest expense on indebtedness for the three months ended September 30, 2020 decreased 17.4% compared to the three months ended September 30, 2019, primarily due to the paydown of the revolving credit facility balance during the current period and the overall decline in variable interest rates. Interest expense on indebtedness for the nine months ended September 30, 2020 increased 0.2% compared to the corresponding period in 2019, primarily due to increased borrowings on property loans.

Interest expense on finance leases for the three and nine months ended September 30, 2020 increased 0.4% and 101.8%, respectively, compared to the corresponding periods in 2019, primarily due to expense being recognized for the full period in 2020. The Company did not have finance leases prior to the second quarter of 2019.

Equity in income of unconsolidated real estate entities for the nine months ended September 30, 2019 relates to our investment in One City Center from January 1, 2019 to March 14, 2019, which was an unconsolidated real estate investment during this period.

The change in fair value of derivatives and other for the three and nine months ended September 30, 2019 experienced significant negative value changes due to significant decreases in forward LIBOR (the London Inter-Bank Offered Rate) during this time. Fair value changes during the three and nine months ended September 30, 2020 were less dramatic.

Unrealized credit loss release (provision) relates to increased expected loan losses due to changes in economic conditions and changes in the status of development projects that secure our mezzanine loans. The adoption of the new credit loss standard on January 1, 2020 generally has the effect of requiring us to recognize expected loan losses sooner than under the previous standard. Adjustments to these expected losses have not been significant during 2020.

Other income (expense), net for the three months ended September 30, 2020 decreased 51.1% compared to the three months ended September 30, 2019, primarily due to the absence of certain transactions like those that occurred in the three months ended September 30, 2019. Other income (expense), net for the nine months ended September 30, 2020 increased 22.3%, compared to the corresponding period in 2019, primarily due to insurance claims made in order to recover the costs to the Company for minor repairs made to some of our properties.

The income tax provision and benefits that we recognized during the three and nine months ended September 30, 2020 and 2019 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of September 30, 2020, we had unrestricted cash and cash equivalents of $73.6 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $5.6 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of September 30, 2020, we had $125.0 million of available borrowings under our credit facility to meet our short-term liquidity requirements and $52.8 million of available borrowings under our construction loans to fund development activities.

We have no loans scheduled to mature during the remainder of 2020, and $163.0 million of loans scheduled to mature in 2021. We currently are in the process of refinancing these loans. We anticipate being required to curtail the loans secured by Hoffler Place and Summit Place by as much as $24.0 million in aggregate upon refinancing. We believe that together with our cash on hand, revolving credit facility, and general ability to access the capital markets, we will have sufficient resources to finance our operations and fund our debt service requirements and capital expenditures over the next 12 months.

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

As a result of improvement in general economic conditions and our operating performance, our Board of Directors reinstated quarterly cash dividends on shares of our common stock and Class A common units with dividend of $0.11 per share and unit, for the third quarter of 2020, which was paid on October 8, 2020 to stockholders and OP unitholders of record on September 30, 2020.

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

During the three months ended September 30, 2020, we issued and sold 166,630 shares of common stock at a weighted average price of $10.16 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $1.7 million. During the nine months ended September 30, 2020, we issued and sold 653,357 shares of common stock at a weighted average price of $9.50 per share under the ATM Program, receiving net proceeds after offering costs and commissions, of $6.1 million. During the three months ended September 30, 2020, we issued and sold 709,588 shares of the Series A Preferred Stock at a weighted average price of $22.87 per share (inclusive of accrued dividends) under the ATM Program, receiving net proceeds, after offering costs and commissions, of $16.0 million. During the nine months ended September 30, 2020, we issued and sold 713,418 shares of the Series A Preferred Stock at a weighted average price of $22.88 per share (inclusive of accrued dividends), receiving net proceeds after offering costs and commissions of $16.1 million. Shares having an aggregate offering price of $277.5 million remained unsold under the ATM Program as of November 3, 2020.

In October 2020, we did not sell any common stock or preferred stock under the ATM program.

Series A Preferred Stock Offering

On August 20, 2020, we sold 3,600,000 shares of its Series A Preferred Stock at a public offering price of $24.75 per share (inclusive of accrued dividends), for net proceeds, after the underwriting discount and offering expenses payable by the Company, of approximately $86.1 million, pursuant to a prospectus supplement, dated August 13, 2020, and a base prospectus dated March 9, 2020. We used the net proceeds to repay a portion of the outstanding borrowings under our unsecured revolving credit facility and for general corporate purposes.

Credit Facility

We have a senior credit facility that was amended and restated on October 3, 2019. The total commitments are $355.0 million, comprised of a $150.0 million senior unsecured revolving credit facility and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks. Subject to available borrowing capacity, we intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio, and for working capital. On May 29, 2020, in conjunction with the sale of seven unencumbered operating properties, we repaid $61.9 million on the revolving credit facility. On September 22, 2020, we paid off the Hanbury Village loan in full, resulting in the addition of this property to the unencumbered borrowing base for the revolving credit facility. Our unencumbered borrowing pool will support revolving borrowings of up to $125.0 million as of September 30, 2020.

In October 2020, we repaid the loan for Sandbridge Commons, which was added to the unencumbered borrowing base.

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

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2020 ($ in thousands):

	Amount Outstanding	Interest Rate (a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Hoffler Place (b)	$31,197	LIBOR + 3.24%	3.39%		January 1, 2021	$31,197
Summit Place (b)	34,615	LIBOR + 3.24%	3.39%		January 1, 2021	34,615
Southgate Square	19,902	LIBOR + 1.60%	1.75%		April 29, 2021	19,462
Nexton Square	22,909	LIBOR + 2.25%	2.40%		August 8, 2021	22,909
Encore Apartments (c)	24,464	3.25%			September 10, 2021	23,992
4525 Main Street (c)	31,395	3.25%			September 10, 2021	30,788
Red Mill West	10,964	4.23%			June 1, 2022	10,187
Thames Street Wharf	70,000	LIBOR + 1.30%	1.81%	(d)	June 26, 2022	70,000
Marketplace at Hilltop	10,221	4.42%			October 1, 2022	9,383
1405 Point	53,000	LIBOR + 2.25%	2.40%		January 1, 2023	51,532
Socastee Commons	4,486	4.57%			January 6, 2023	4,223
Sandbridge Commons (e)	7,835	LIBOR + 1.75%	1.90%		January 17, 2023	7,247
Wills Wharf	57,585	LIBOR + 2.25%	2.40%		June 26, 2023	57,585
249 Central Park (f)	16,656	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	15,935
Fountain Plaza Retail (f)	10,024	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	9,590
South Retail (f)	7,313	LIBOR + 1.60%	3.85%	(d)	August 10, 2023	6,996
One City Center	24,864	LIBOR + 1.85%	2.00%		April 1, 2024	22,559
Red Mill Central	2,406	4.80%			June 17, 2024	1,765
Solis Gainesville	—	LIBOR + 3.00%	3.75%		August 31, 2024	—
Premier Apartments (g)	16,750	LIBOR + 1.55%	1.70%		October 31, 2024	15,848
Premier Retail (g)	8,250	LIBOR + 1.55%	1.70%		October 31, 2024	7,806
Red Mill South	5,910	3.57%			May 1, 2025	4,383
Brooks Crossing Office	15,517	LIBOR + 1.60%	1.75%		July 1, 2025	11,451
Market at Mill Creek	13,951	LIBOR + 1.55%	1.70%		July 12, 2025	10,876
Johns Hopkins Village	51,101	LIBOR + 1.25%	4.19%	(d)	August 7, 2025	45,967
North Point Center-Phase II	2,128	7.25%			September 15, 2025	1,344
Lexington Square	14,505	4.50%			September 1, 2028	12,044
Red Mill North	4,319	4.73%			December 31, 2028	3,295
Greenside Apartments	33,486	3.17%			December 15, 2029	26,090
Smith's Landing	17,546	4.05%			June 1, 2035	384
Liberty Apartments	13,950	5.66%			November 1, 2043	—
The Cosmopolitan	43,110	3.35%			July 1, 2051	—
Total secured debt	$680,359					$569,453
Unsecured Debt
Senior unsecured revolving credit facility	$—	LIBOR+1.30%-1.85%	1.75%		January 24, 2024	$—
Senior unsecured term loan	19,500	LIBOR+1.25%-1.80%	1.70%		January 24, 2025	19,500
Senior unsecured term loan	185,500	LIBOR+1.25%-1.80%	2.05%-4.57%	(d)	January 24, 2025	185,500
Total unsecured debt	$205,000					$205,000
Total principal balances	885,359					774,453
Unamortized GAAP adjustments	(8,820)					—
Other notes payable (h)	9,970					—
Indebtedness, net	$886,509					$774,453
________________________________________
(a) LIBOR rate is determined by individual lenders.
(b) Cross collateralized.
(c) Cross collateralized.
(d) Includes debt subject to interest rate swap locks.
(e) Sandbridge Commons loan was paid off in October 2020 and the property was added to the unencumbered borrowing base for the revolving credit facility.
(f) Cross collateralized.
(g) Cross collateralized.
(h) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 42-year remaining lease term and an earn-out liability for the Gainesville development project. See Notes 5 and 8 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

We are currently in compliance with all covenants on our outstanding indebtedness after giving effect to the waivers granted. In April 2020, we proactively obtained a waiver from the lender for the Premier Retail/Apartments property wherein we did not have to meet the minimum debt service coverage requirement for the period ended June 30, 2020. We also proactively obtained a waiver from the lender for the 249 Central Park, Fountain Plaza Retail, and South Retail properties wherein we did not have to meet the minimum debt service coverage requirement for the period ended June 30, 2020 and will not have to meet the coverage requirement for the period ending December 31, 2020.

As of September 30, 2020, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2020 (excluding nine months ended September 30, 2020)	$2,660	1%
2021	173,557	20%
2022	99,141	11%
2023	161,070	18%
2024	55,166	6%
Thereafter	393,765	44%
Total	$885,359	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.

Interest Rate Derivatives

As of September 30, 2020, we were party to the following LIBOR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
12/11/2018	1/1/2021	2.75%	$50,000
5/15/2019	6/1/2022	2.50%	100,000
1/10/2020	2/1/2022	1.75%	50,000
1/28/2020	2/1/2022	1.75%	50,000
3/1/2020	3/1/2022	1.50%	100,000
7/1/2020	7/1/2023	0.50%	100,000
Total			$450,000

As of September 30, 2020, the Company held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR	2.78%	4.33%	5/1/2018	5/1/2023
John Hopkins Village	51,101	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	1-month LIBOR	3.02%	4.57%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,993	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	1-month LIBOR	2.26%	3.81%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.55%	2.10%	4/1/2020	4/1/2024
Total	$340,594

Off-Balance Sheet Arrangements

In connection with our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees we made as of September 30, 2020 (in thousands):

Development project	Payment guarantee amount
The Residences at Annapolis Junction	$8,300
Delray Plaza	5,180
Interlock Commercial	34,300
Total	$47,780

Cash Flows

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating Activities	$67,767	$45,527	$22,240
Investing Activities	(3,873)	(255,894)	252,021
Financing Activities	(28,249)	233,922	(262,171)
Net Increase (decrease)	$35,645	$23,555	$12,090
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$43,579	$24,051
Cash, Cash Equivalents, and Restricted Cash, End of Period	$79,224	$47,606

Net cash provided by operating activities during the nine months ended September 30, 2020 increased $22.2 million compared to the nine months ended September 30, 2019 primarily as a result of timing differences in operating assets and liabilities as well as increased net operating income from the property portfolio.

During the nine months ended September 30, 2020, net cash used for investing activities decreased $252.0 million compared to the nine months ended September 30, 2019 primarily due to decreased acquisition and development activity, increased disposition activity, and lower levels of mezzanine loan funding.

Net cash used for financing activities during the nine months ended September 30, 2020 was $28.2 million compared to net cash provided by financing activities of $233.9 million during the nine months ended September 30, 2019 primarily as a result of lower levels of net borrowing due to the payoff of the revolving credit facility and a decrease in common stock issuances, which was partially offset by higher issuances of preferred stock.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and nine months ended September 30, 2020 and 2019 to net income, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unit holders	$8,651	$9,869	$27,989	$22,375
Depreciation and amortization (1)	14,131	15,057	41,867	38,331
Gain on operating real estate dispositions (2)	(3,612)	(3,220)	(6,388)	(3,220)
FFO attributable to common stockholders and OP Unit holders	19,170	21,706	63,468	57,486
Acquisition, development and other pursuit costs	26	93	555	550
Impairment of intangible assets and liabilities	47	—	205	—
Unrealized credit loss provision (release)	(33)	—	227	—
Amortization of right-of-use assets - finance leases	147	145	440	230
Change in fair value of derivatives and other	(318)	530	1,424	3,926
Normalized FFO available to common stockholders and OP Unit holders	$19,039	$22,474	$66,319	$62,192
Net income attributable to common stockholders and OP Unit holders per diluted share and unit	$0.11	$0.13	$0.36	$0.31
FFO attributable to common stockholders and OP Unit holders per diluted share and unit	$0.24	$0.29	$0.81	$0.81
Normalized FFO attributable to common stockholders and OP Unit holders per diluted share and unit	$0.24	$0.30	$0.85	$0.87
Weighted average common shares and units - diluted	78,443	74,543	78,020	71,256
________________________________________

(1) The adjustment for depreciation and amortization for the three months ended September 30, 2020 and 2019 excludes $0.1 million and $0.4 million, respectively, of depreciation attributable to the Company's joint venture partners. The adjustment for depreciation and amortization for the nine months ended September 30, 2020 and 2019 excludes $0.4 million and $0.8 million, respectively, of depreciation attributable to the Company's joint venture partners. The adjustment for depreciation and amortization for the nine months ended September 30, 2019 includes $0.2 million of depreciation attributable to the Company's investment in One City Center from January 1, 2019 to March 14, 2019, which was an unconsolidated real estate investment during this period.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2020, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of Class A Units in the Operating Partnership may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock at the time of redemption or, at the Company’s option and sole discretion, for shares of common stock on a one-for-one basis. During the three months ended September 30, 2020, the Company elected to satisfy certain redemption requests by issuing a total of 752,214 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as applicable) as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on June 2, 2014).

3.2
Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 23, 2018).

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

3.7
Articles Supplementary Designating Additional 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, dated August 17, 2020 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 20, 2020).

10.1*	Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

10.2*	Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

10.3*	Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: November 5, 2020	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	/s/ Michael P. O’Hara
Michael P. O’Hara
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)