Form 10-K
period 2020-12-31
Armada Hoffler Properties, Inc.
filed 2021-02-24
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $556.8 million, based on the closing sales price of $9.95 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of February 19, 2021, the registrant had 59,296,036 shares of common stock outstanding. In addition, as of February 19, 2021, Armada Hoffler, L.P., the registrant's operating partnership subsidiary (the "Operating Partnership"), had 20,853,485 common units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant). Based on the 59,296,036 shares of common stock and 20,853,485 OP Units held by limited partners other than the registrant, the registrant had a total common equity market capitalization of $1,005,876,489 as of February 19, 2021 (based on the closing sales price of $12.55 on the New York Stock Exchange on such date).

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2020.

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2020

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

    Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the continuing impacts of the novel coronavirus ("COVID-19") pandemic, including a possible resurgence, and measures intended to prevent or mitigate its spread, and our ability to accurately assess and predict such impacts on our results of operations, financial condition, acquisition and disposition activities, and growth opportunities;
•our ability to commence or continue construction and development projects on the timeframes and terms currently anticipated;
•our ability and the ability of our tenants to access funding under government programs designed to provide financial relief for U.S. businesses in light of the COVID-19 pandemic;
•continuing adverse economic or real estate developments, either nationally or in the markets in which our properties are located, including as a result of the COVID-19 pandemic;
•our failure to generate sufficient cash flows to service our outstanding indebtedness;
•defaults on, early terminations of, or non-renewal of leases by tenants, including significant tenants;
•bankruptcy or insolvency of a significant tenant or a substantial number of smaller tenants;
•the inability of one or more mezzanine loan borrowers to repay mezzanine loans in accordance with their contractual terms;
•difficulties in identifying or completing development, acquisition, or disposition opportunities;
•our failure to successfully operate developed and acquired properties;
•our failure to generate income in our general contracting and real estate services segment in amounts that we anticipate;
•fluctuations in interest rates and increased operating costs;
•our failure to obtain necessary outside financing on favorable terms or at all;
•our inability to extend the maturity of or refinance existing debt or comply with the financial covenants in the agreements that govern our existing debt;
•financial market fluctuations;

•risks that affect the general retail environment or the market for office properties or multifamily units;
•the competitive environment in which we operate;
•decreased rental rates or increased vacancy rates;
•conflicts of interests with our officers and directors;
•lack or insufficient amounts of insurance;
•environmental uncertainties and risks related to adverse weather conditions and natural disasters;
•other factors affecting the real estate industry generally;
•our failure to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;
•limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification as a REIT for U.S. federal income tax purposes;
•changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and
•potential negative impacts from the recent changes to the U.S. tax laws.

    While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We caution investors not to place undue reliance on these forward-looking statements. For a further discussion of these and other factors that could impact our future results, performance, or transactions, see the factors discussed in Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations herein and in other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business and are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

•The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

•Our failure to establish new development relationships with public partners and expand our development relationships with existing public partners could have a material adverse effect on our results of operations, cash flow, and growth prospects.

•We may be unable to identify and complete development opportunities and acquisitions of properties that meet our investment criteria, which may materially and adversely affect our results of operations, cash flow, and growth prospects.

•Our real estate development activities are subject to risks particular to development, such as unanticipated expenses, delays, and other contingencies, any of which could materially and adversely affect our financial condition, results of operations, and cash flow.

•The geographic concentration of our portfolio could cause us to be more susceptible to adverse economic or regulatory developments in the markets in which our properties are located than if we owned a more geographically diverse portfolio.

•We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

•Mezzanine loans and similar loan investments are subject to significant risks, and losses related to these investments could have a material adverse effect on our financial condition and results of operations.

•We may be unable to renew leases, lease vacant space, or re-lease space on favorable terms or at all as leases expire, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

•The short-term leases in our multifamily portfolio expose us to the effects of declining market rents, which could adversely affect our results of operations, cash flow, and cash available for distribution.

•Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

•Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

•Adverse economic and regulatory conditions, particularly in the Mid-Atlantic region, could adversely affect our construction and development business, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

•There can be no assurance that all of the projects for which our construction business is engaged as general contractor will be commenced or completed in their entirety in accordance with the anticipated cost or that we will achieve the financial results we expect from the construction of such properties.

•There can be no assurance that we will be able to realize the business objectives of our real estate investments through disposition or refinancing of such at attractive prices or within certain time periods, and any related illiquidity of our real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

•Daniel Hoffler and his affiliates own, directly or indirectly, a substantial beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company and our Operating Partnership, including the approval of significant corporate transactions.

•Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer, or prevent a change of control transaction that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

•Failure to maintain our qualification as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to our stockholders.

•We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock and Series A Preferred Stock.

PART I
Item 1.    Business.

Our Company

    References to "we," "our," "us," and "our company" refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership (the "Operating Partnership"), of which we are the sole general partner.

    We are a full-service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. In addition to the ownership of our operating property portfolio, we develop and build properties for our own account and through joint ventures between us and unaffiliated partners and also invest in development projects through mezzanine lending arrangements. We also provide general contracting services to third parties. Our construction and development experience includes mid- and high-rise office buildings, retail strip malls, retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution, and manufacturing facilities, educational, medical and special purpose facilities, government projects, parking garages, and mixed-use town centers. Our most recent third-party construction contracts have included the mixed-use project The Interlock in Atlanta, Georgia, Boulder Lake Apartments in Chesterfield, Virginia, 27th Street Hotel in Virginia Beach and the Exelon Tower in Baltimore, Maryland. We also are proud to have completed numerous signature properties across the Mid-Atlantic region, such as the Inner Harbor East development in Baltimore, Maryland and the Mandarin Oriental Hotel in Washington, D.C.

    We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2020, we owned, through a combination of direct and indirect interests, 73.9% of the common units of limited partnership interest in our Operating Partnership ("OP Units").

2020 and Fourth Quarter Highlights

    The following highlights our results of operations and significant transactions for the year ended December 31, 2020:

•Net income attributable to common stockholders and OP Unit holders of $29.8 million, or $0.38 per diluted share, compared to $29.6 million, or $0.41 per diluted share, for the year ended December 31, 2019.

•Funds from operations attributable to common stockholders and OP Unit holders ("FFO") of $83.0 million, or $1.06 per diluted share, compared to $80.0 million, or $1.10 per diluted share, for the year ended December 31, 2019.

•Normalized funds from operations attributable to common stockholders and OP Unit holders ("Normalized FFO") of $86.2 million, or $1.10 per diluted share, compared to $85.1 million, or $1.17 per diluted share, for the year ended December 31, 2019.

•Property segment net operating income ("NOI") of $109.4 million compared to $102.0 million for the year ended December 31, 2019:

•Office NOI of $27.6 million compared to $21.1 million
•Retail NOI of $54.2 million compared to $58.0 million
•Multifamily NOI of $27.6 million compared to $22.9 million

•Same store NOI of $62.5 million compared to $66.0 million for the year ended December 31, 2019:

•Office same store NOI of $13.3 million compared to $13.5 million
•Retail same store NOI of $36.8 million compared to $39.3 million
•Multifamily same store NOI of $12.4 million compared to $13.2 million

•Stabilized portfolio occupancy by segment, as of December 31, 2020 compared to December 31, 2019:

•Office occupancy at 97.0% compared to 96.6%

•Retail occupancy at 94.7% compared to 96.9%
•Multifamily occupancy at 92.5% compared to 95.6%

•Core operating property portfolio occupancy at 94.4% as of December 31, 2020 compared to 96.5% as of December 31, 2019.

•Renewed over 84% of commercial office and retail space under expiring leases during the fourth quarter. Including new leases, the Company leased over 222,000 square feet of commercial office and retail space.

•Collected 98% of portfolio rents for the fourth quarter, including 100% of office tenant rents, 99% of multifamily tenant rents, and 96% of retail tenant rents.

•Declared cash dividends of $0.44 per share for the year ended December 31, 2020 compared to $0.84 per share for the year ended December 31, 2019.

•In August 2020, raised approximately $86.3 million of net proceeds before offering expenses through an underwritten public offering of 3,600,000 shares of the Company's 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock at a public offering price of $24.75 per share (inclusive of accrued dividends).

•Sold a portfolio of seven unencumbered retail assets comprising over 630,000 square feet, or 15% of the Company's retail portfolio, for aggregate proceeds before expenses of $90 million.

•Commenced a new development project, Solis Gainesville, a $52 million 223-unit multifamily project in downtown Gainesville, Georgia.

•Acquired Nexton Square, a 127,000 square foot open air lifestyle center in Summerville, South Carolina in an off-market transaction.

•Acquired the remaining 20% noncontrolling ownership interest in the Southern Post project in Roswell, Georgia resulting in 100% ownership of the partnership.

•Completed the acquisition of the Edison Apartments in downtown Richmond, Virginia in an off-market, OP Unit transaction.
•Completed the off-market acquisition of The Residences at Annapolis Junction, a 416-unit, Class A, LEED Gold certified mid-rise apartment community in Howard County, Maryland.

•Reinstated and amended the Company’s two leases with Regal Cinemas to allow for continued occupancy by Regal Cinemas and to provide for additional density:

◦In Harrisonburg, Virginia, we obtained development rights for conventional apartments and structured parking.

◦At the Virginia Beach Town Center, we obtained the ability to develop significant additional mixed-use commercial space.

•Formed a 50/50 joint venture that will develop and build T. Rowe Price's new 450,000 square foot global headquarters in Baltimore's Harbor Point. T. Rowe Price agreed to a 15-year lease and plans to relocate its downtown Baltimore operations to Harbor Point in the first half of 2024. In conjunction with the build-to-suit project, another joint venture will develop and build a new mixed-use facility with structured parking on a neighboring site to accommodate both existing and T. Rowe Price parking requirements.

•Agreed to invest $23 million of preferred equity in the Solis Nexton development project beginning in early 2021. Solis Nexton will be a new 320-unit Class A apartment community in Summerville, South Carolina located within walking distance of Nexton Square, the 127,000 square foot lifestyle center acquired by the Company in 2020.

•Established a Sustainability Committee to support the Company's ongoing commitment to environmental, workplace health and safety, corporate social responsibility, corporate governance, and other sustainability matters. The Sustainability Committee's 2019 Report can be accessed through the Sustainability section of the Company's website.

•Reaffirmed the Company's commitment to best-in-class corporate governance practices by waiving the option to classify the Company's board of directors without stockholder approval under Section 3-802(c) of the Maryland General Corporation Law, commonly referred to as MUTA.

•Adopted several new corporate governance policies related to: environmental matters, human rights, vendor code of business conduct, clawback of incentive compensation, and anti-hedging.

•In February 2021, announced that the Board of Directors has reaffirmed the Company’s commitment to leadership in corporate governance practices by adopting an amendment to the Company’s bylaws to implement a “proxy access” provision.

    For definitions and discussion of FFO, Normalized FFO, NOI, and same store NOI, see the section below entitled "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Our Competitive Strengths

    We believe that we distinguish ourselves from other REITs through the following competitive strengths:

•High-Quality, Diversified Portfolio. Our portfolio consists of institutional-grade, premier office, retail, and multifamily properties located primarily in Virginia, Maryland, North Carolina, South Carolina, and Georgia. Our properties are generally in the top tier of commercial properties in their markets and offer Class-A amenities and finishes.

•Seasoned, Committed, and Aligned Senior Management Team with a Proven Track Record. Our senior management team has extensive experience developing, constructing, owning, operating, renovating, and financing institutional-grade office, retail, multifamily, and hotel properties in the Mid-Atlantic and Southeastern regions. As of December 31, 2020, our named executive officers and directors collectively owned approximately 13% of our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

•Strategic Focus on Attractive Mid-Atlantic and Southeastern Markets. We focus our activities on our target markets in the Mid-Atlantic and Southeastern regions of the United States that demonstrate attractive fundamentals driven by favorable supply and demand characteristics and limited competition from other large, well-capitalized operators. We believe that our longstanding presence in our target markets provides us with significant advantages in sourcing and executing development opportunities, identifying and mitigating potential risks, and negotiating attractive pricing.

•Extensive Experience with Construction and Development. Our platform consists of development, construction, and asset management capabilities, which comprise an integrated delivery system for every project that we build for our own account or for third-party clients. This integrated approach provides a single source of accountability for design and construction, simplifies coordination and communication among the relevant stakeholders in each project, and provides us valuable insight from an operational perspective. We believe that being regularly engaged in construction and development projects provides us significant and distinct advantages, including enhanced market intelligence, greater insight into best practices, enhanced operating leverage, and "first look" access to development and ownership opportunities in our target markets. We also use mezzanine lending arrangements, which may enable us to acquire completed development projects at prices that are below market or at cost and may enable us to realize profit on projects we do not intend to own.

•Longstanding Public and Private Relationships. We have extensive experience with public/private real estate development projects dating back to 1984, having worked with the Commonwealth of Virginia, the State of Georgia, and the Kingdom of Sweden, as well as various municipalities. Through our experience and longstanding relationships with governmental entities such as these, we have learned to successfully navigate the often complex and time-consuming government approval process, which has given us the ability to capture opportunities that we believe many of our competitors are unable to pursue.

Our Business and Growth Strategies

    Our primary business objectives are to: (i) continue to develop, build, and own institutional-grade office, retail, and multifamily properties in our target markets, (ii) finance and operate our portfolio in a manner that increases cash flow and property values, (iii) execute new third-party construction work with consistent operating margins, and (iv) pursue selective acquisition opportunities, particularly when the acquisition involves a significant redevelopment aspect. We will seek to achieve our objectives through the following strategies:

•Pursue a Disciplined, Opportunistic Development and Acquisition Strategy Focused on Office, Retail, and Multifamily Properties. We intend to continue to grow our asset base through continued strategic development of office, retail, and multifamily properties, and the selective acquisition of high-quality properties that are well-located in their submarkets. Furthermore, we believe our construction and development expertise provides a high level of quality control while ensuring that the projects we construct and develop are completed more quickly and at a lower cost than if we engaged a third-party general contractor.

•Pursue New, and Expand Existing, Public/Private Relationships. We intend to continue to leverage our extensive experience in completing large, complex, mixed-use, public/private projects to establish relationships with new public partners while expanding our relationships with existing public partners.

•Leverage our Construction and Development Platform to Attract Additional Third-Party Clients. We believe that we have a unique advantage over many of our competitors due to our integrated construction and development business that provides expertise, oversight, and a broad array of client-focused services. We intend to continue to conduct and grow our construction business and other third-party services by pursuing new clients and expanding our relationships with existing clients. We also intend to continue to use our mezzanine lending program to leverage our development and construction expertise in serving clients.

•Engage in Disciplined Capital Recycling. We intend to opportunistically divest properties when we believe returns have been maximized and to redeploy the capital into new development, acquisition, repositioning, or redevelopment projects that are expected to generate higher potential risk-adjusted returns.

Our Properties

    The table below sets forth certain information regarding our stabilized portfolio as of December 31, 2020. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete, the asset is placed back into service, and the stabilization criteria above are again met.

Property	Location	Year Built	Ownership Interest	Net Rentable Square Feet(1)	Occupancy(2)	ABR(3)	ABR per Leased SF(3)
Retail Properties
249 Central Park Retail	Virginia Beach, VA	2004	100%	92,400	97.9%	$2,382,569	$26.34
Apex Entertainment	Virginia Beach, VA	2002	100%	103,335	100.0%	1,482,137	14.34
Broad Creek Shopping Center(4)(5)	Norfolk, VA	1997/2001	100%	121,504	95.1%	2,075,499	17.97
Broadmoor Plaza	South Bend, IN	1980	100%	115,059	97.5%	1,329,203	11.84
Brooks Crossing Retail (6)	Newport News, VA	2016	65%	18,349	66.3%	170,112	13.98
Columbus Village(4)	Virginia Beach, VA	1980/2013	100%	62,362	91.0%	1,719,906	30.30
Columbus Village II (7)	Virginia Beach, VA	1995/1996	100%	92,061	96.7%	720,000	8.09
Commerce Street Retail(8)	Virginia Beach, VA	2008	100%	19,173	100.0%	888,913	46.36
Courthouse 7-Eleven	Virginia Beach, VA	2011	100%	3,177	100.0%	139,311	43.85
Dimmock Square	Colonial Heights, VA	1998	100%	106,166	75.3%	1,465,285	18.34
Fountain Plaza Retail	Virginia Beach, VA	2004	100%	35,961	100.0%	998,614	27.77
Greentree Shopping Center	Chesapeake, VA	2014	100%	15,719	92.6%	328,536	22.57
Hanbury Village(4)	Chesapeake, VA	2006/2009	100%	101,815	100.0%	2,123,044	20.85
Harrisonburg Regal	Harrisonburg, VA	1999	100%	49,000	100.0%	717,850	14.65
Lexington Square	Lexington, SC	2017	100%	85,440	98.3%	1,822,429	21.69
Market at Mill Creek(4)(6)	Mount Pleasant, SC	2018	70%	80,319	97.7%	1,811,315	23.07
Marketplace at Hilltop(4)(5)	Virginia Beach, VA	2000/2001	100%	116,953	95.0%	2,435,974	21.92
Nexton Square	Summerville, SC	2020	100%	127,196	87.7%	2,900,471	26.01
North Hampton Market	Taylors, SC	2004	100%	114,954	97.7%	1,471,074	13.09
North Point Center(4)	Durham, NC	1998/2009	100%	494,746	99.1%	3,672,862	7.49
Oakland Marketplace(4)	Oakland, TN	2004	100%	64,538	100.0%	473,268	7.33
Parkway Centre	Moultrie, GA	2017	100%	61,200	100.0%	833,832	13.62
Parkway Marketplace	Virginia Beach, VA	1998	100%	37,804	87.3%	674,458	20.44
Patterson Place	Durham, NC	2004	100%	160,942	81.3%	2,114,958	16.17
Perry Hall Marketplace	Perry Hall, MD	2001	100%	74,256	100.0%	1,280,535	17.24
Providence Plaza	Charlotte, NC	2007/2008	100%	103,118	91.6%	2,674,198	28.31
Red Mill Commons(4)	Virginia Beach, VA	2000-2005	100%	373,808	92.0%	6,275,721	18.26
Sandbridge Commons(4)	Virginia Beach, VA	2015	100%	76,650	100.0%	1,097,184	14.31
Socastee Commons	Myrtle Beach, SC	2000/2014	100%	57,273	100.0%	653,915	11.42
South Retail	Virginia Beach, VA	2002	100%	38,515	100.0%	999,534	25.95
South Square	Durham, NC	1977/2005	100%	109,590	98.1%	1,875,689	17.45
Southgate Square	Colonial Heights, VA	1991/2016	100%	260,131	95.1%	3,443,093	13.92
Southshore Shops	Chesterfield, VA	2006	100%	40,307	74.1%	624,085	20.89
Studio 56 Retail	Virginia Beach, VA	2007	100%	11,594	15.2%	54,182	30.75
Tyre Neck Harris Teeter(4)(5)	Portsmouth, VA	2011	100%	48,859	100.0%	533,285	10.91
Wendover Village	Greensboro, NC	2004	100%	176,939	99.4%	3,415,200	19.42
Total / Weighted Average				3,651,213	94.7%	$57,678,241	$16.69

	Location	Year Built	Ownership Interest	Net Rentable Square Feet (1)	Occupancy (2)	ABR (3)	ABR per Leased SF(3)
Office Properties
4525 Main Street	Virginia Beach, VA	2014	100%	234,938	99.4%	$6,941,742	$29.73
Armada Hoffler Tower(8)(9)	Virginia Beach, VA	2002	100%	320,680	95.9%	8,983,921	29.23
Brooks Crossing Office(6)	Newport News, VA	2019	100%	98,061	100.0%	1,850,411	18.87
One City Center	Durham, NC	2019	100%	151,599	89.3%	4,242,798	31.33
One Columbus(8)	Virginia Beach, VA	1984	100%	128,770	98.9%	3,249,143	25.52
Thames Street Wharf(9)	Baltimore, Maryland	2010	100%	263,426	99.4%	7,250,291	27.70
Two Columbus	Virginia Beach, VA	2009	100%	108,459	95.4%	2,576,166	24.89
Total / Weighted Average				1,305,933	97.0%	$35,094,472	$27.70

	Location	Year Built	Ownership Interest	Units/Beds	Occupancy(2)	AQR(9)	Monthly Rent per Occupied Unit/Bed(11)
Multifamily Properties
1405 Point(5)(12)	Baltimore, MD	2018	100%	289	95.5%	$7,047,293	$2,128
Edison Apartments(12)	Richmond, VA	1919/2014	100%	174	94.3%	2,590,681	1,316
Encore Apartments	Virginia Beach, VA	2014	100%	286	95.8%	4,766,247	1,450
Greenside Apartments	Charlotte, NC	2018	100%	225	96.0%	4,351,885	1,679
Hoffler Place(12)	Charleston, SC	2019	93%	258	98.1%	3,281,542	1,081
Johns Hopkins Village(5)(12)(13)	Baltimore, MD	2016	100%	568	72.9%	6,683,068	1,345
Liberty Apartments(12)	Newport News, VA	2013	100%	197	94.2%	3,036,195	1,363
Premier Apartments	Virginia Beach, VA	2018	100%	131	96.9%	2,529,100	1,660
Smith’s Landing(5)	Blacksburg, VA	2009	100%	284	98.9%	4,839,715	1,435
Summit Place	Charleston, SC	2020	90%	357	96.9%	3,624,274	873
The Cosmopolitan(12)	Virginia Beach, VA	2006	100%	342	96.2%	7,012,966	1,776
The Residences at Annapolis Junction	Annapolis Junction, MD	2018	79%	416	95.2%	9,216,495	1,939
Total / Weighted Average				3,527	92.5%	$58,979,461	$1,507
________________________________________
(1)The net rentable square footage for each of our office and retail properties is the sum of (a) the square footage of existing leases, plus (b) for available space, management’s estimate of net rentable square footage based, in part, on past leases. The net rentable square footage included in office leases is generally consistent with the Building Owners and Managers Association 1996 measurement guidelines.
(2)Occupancy for each of our office and retail properties is calculated as (a) square footage under executed leases as of December 31, 2020 divided by (b) net rentable square feet, expressed as a percentage. Occupancy for our multifamily properties is calculated as (a) total units occupied as of December 31, 2020 divided by (b) total units available, expressed as a percentage.
(3)For the properties in our office and retail portfolios, annualized base rent ("ABR") is calculated by multiplying (a) monthly base rent (defined as cash base rent, before contractual tenant concessions and abatements, and excluding tenant reimbursements for expenses paid by us) as of December 31, 2020 for in-place leases as of such date by (b) 12, and does not give effect to periodic contractual rent increases or contingent rental revenue (e.g., percentage rent based on tenant sales thresholds). ABR per leased square foot is calculated by dividing (a) ABR by (b) square footage under in-place leases as of December 31, 2020. In the case of triple net or modified gross leases, our calculation of ABR does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.

(4)Net rentable square feet at certain of our retail properties includes pad sites leased pursuant to the ground leases in the table below:

Properties Subject to Ground Lease	Number of Ground Leases	Square Footage Leased Pursuant to Ground Leases	ABR
Broad Creek Shopping Center	6	23,825	$660,200
Columbus Village	1	3,403	200,000
Hanbury Village	2	55,586	1,082,118
Market at Mill Creek	1	7,014	63,000
Marketplace at Hilltop	1	4,211	149,996
North Point Center	4	280,556	1,169,778
Oakland Marketplace	1	45,000	186,347
Red Mill Commons	8	33,961	780,538
Sandbridge Commons	3	60,521	738,500
Tyre Neck Harris Teeter	1	48,859	533,285
Total / Weighted Average	28	562,936	$5,563,762

(5)We lease the land underlying this property pursuant to a ground lease.
(6)We are entitled to a preferred return on our investment in this property.
(7)The Regal Cinemas space is shown as occupied in this data. This lease was terminated in October 2020 and was reinstated in January 2021.
(8)Includes ABR pursuant to a rooftop lease.
(9)As of December 31, 2020, we occupied 55,390 square feet at these two properties at an ABR of $1.8 million, or $32.99 per leased square foot, which amounts are reflected in this table. The rent paid by us is eliminated in accordance with U.S. generally accepted accounting principles ("GAAP").
(10)For the properties in our multifamily portfolio, AQR is calculated by multiplying (a) revenue for the quarter ended December 31, 2020 by (b) 4.
(11)Monthly rent per occupied unit/bed is calculated by dividing total base rental payments for the month ended December 31, 2020 by the number of occupied units (or, in the case of Johns Hopkins Village, Hoffler Place, and Summit Place, occupied beds of the 568, 258, and 357 total beds, respectively) as of December 31, 2020.
(12)The AQR for Liberty, Cosmopolitan, John Hopkins Village, Hoffler Place, Edison Apartments, and 1405 Point excludes approximately $0.3 million, $0.7 million, $1.1 million, $0.1 million, $0.3 million, and $0.4 million, respectively from ground floor retail leases.
(13)Student Housing property that is leased by bed. Monthly effective rent per occupied unit is calculated by dividing total base rental payments for the month ended December 31, 2020 by the number of occupied beds.

Lease Expirations

    The following tables summarize the scheduled expirations of leases in our office and retail operating property portfolios as of December 31, 2020. The information in the following tables does not assume the exercise of any renewal options:

Office Lease Expirations

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	Annualized Base Rent	% of Office Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot
Available	—	39,025	3.0%	$—	—%	$—
Month-to-Month	3	—	—%	3,600	—%	—
2020 (1)	1	3,024	0.2%	70,217	0.2%	23.22
2021	13	23,202	1.8%	739,615	2.1%	31.88
2022	9	47,077	3.6%	1,286,956	3.7%	27.34
2023	12	100,095	7.7%	2,670,834	7.6%	26.68
2024	11	140,377	10.7%	3,475,309	9.9%	24.76
2025	18	142,117	10.9%	4,197,927	12.0%	29.54
2026	10	69,204	5.3%	1,769,764	5.0%	25.57
2027	6	256,477	19.6%	7,395,640	21.1%	28.84
2028	8	71,410	5.5%	2,065,401	5.9%	28.92
2029	7	242,709	18.6%	6,265,518	17.9%	25.81
2030	6	107,801	8.3%	3,050,777	8.7%	28.30
Thereafter	2	63,415	4.8%	2,102,914	5.9%	33.16
Total / Weighted Average	106	1,305,933	100.0%	$35,094,472	100.0%	$27.70
________________________________________
(1) Leases expired on 12/31/2020.

Retail Lease Expirations

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	Annualized Base Rent	% of Retail Portfolio Annualized Base Rent	Annualized Base Rent per Leased Square Foot
Available	—	194,714	5.3%	$—	—%	$—
Month-to-Month	1	1,400	—%	25,550	—%	18.25
2020 (1)	3	9,399	0.3%	144,030	0.2%	15.32
2021	56	311,097	8.5%	3,981,597	6.9%	12.80
2022	72	331,321	9.1%	5,470,947	9.5%	16.51
2023	62	419,890	11.5%	6,698,570	11.6%	15.95
2024	80	383,309	10.5%	7,168,907	12.4%	18.70
2025	88	611,257	16.7%	8,496,725	14.7%	13.90
2026	46	282,977	7.8%	5,538,232	9.6%	19.57
2027	27	162,602	4.5%	3,400,198	5.9%	20.91
2028	21	95,105	2.6%	1,600,359	2.8%	16.83
2029	24	104,871	2.9%	2,198,752	3.8%	20.97
2030	26	197,820	5.4%	3,827,482	6.6%	19.35
Thereafter	31	545,451	14.9%	9,126,892	16.0%	16.73
Total / Weighted Average	537	3,651,213	100.0%	$57,678,241	100.0%	$16.69
________________________________________
(1) Leases expired on 12/31/2020.

Tenant Diversification

    The following tables list the 10 largest tenants in each of our office and retail operating property portfolios, based on annualized base rent as of December 31, 2020 ($ in thousands):

Office Tenant	Annualized Base Rent	% of Office Portfolio Annualized Base Rent	% of Total Portfolio Annualized Base Rent
Morgan Stanley	$5,879	15.5%	3.8%
Clark Nexsen	2,692	7.1%	1.7%
WeWork	2,065	5.5%	1.3%
Duke University	1,579	4.2%	1.0%
Huntington Ingalls Industries	1,544	4.1%	1.0%
Mythics	1,211	3.2%	0.8%
John Hopkins Medicine	1,149	3.0%	0.7%
Pender & Coward	926	2.4%	0.6%
Kimley-Horn	912	2.4%	0.6%
Troutman Sanders	889	2.4%	0.6%
Top 10 Total	$18,846	49.8%	12.1%

Retail Tenant (1)	Annualized Base Rent	% of Retail Portfolio Annualized Base Rent	% of Total Portfolio Annualized Base Rent
Harris Teeter/Kroger	$3,289	5.6%	2.1%
Lowes Foods	1,976	3.4%	1.3%
PetSmart	1,461	2.5%	0.9%
Apex Entertainment	1,050	1.8%	0.7%
Bed Bath & Beyond	1,047	1.8%	0.7%
Petco	913	1.6%	0.6%
Total Wine & More	765	1.3%	0.5%
Ross Dress for Less	762	1.3%	0.5%
T.J. Maxx/HomeGoods	748	1.3%	0.5%
Safeway	718	1.2%	0.5%
Top 10 Total	$12,729	21.8%	8.3%
________________________________________
(1) Tenants with known terminations have been removed.

Development Pipeline

    In addition to the properties in our operating property portfolio as of December 31, 2020, we had the following properties in various stages of development, redevelopment, and stabilization. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Development, Not Delivered			($ in '000s)		Schedule (1)
		Estimated	Estimated	Incurred		Initial	Stabilized	AHH
Property	Location	Size (1)	Cost (1)	Cost	Start	Occupancy	Operation (2)	Ownership %	Property Type
Solis Gainesville	Gainesville, GA	223 units	$52,000	$12,000	3Q20	2Q22	3Q23	95%	Multifamily
Total Development, Pending Delivery			$52,000	$12,000

Development/Redevelopment, Delivered Not Stabilized			($ in '000s)		Schedule
		Estimated	Estimated	Incurred		Initial	Stabilized	AHH
Property	Location	Size (1)	Cost (1)	Cost	Start	Occupancy	Operation (1)(2)	Ownership %	Property Type
Premier Retail	Virginia Beach, VA	39,000 sf	$18,000	$16,000	4Q16	3Q18	4Q21	100%	Retail
Wills Wharf	Baltimore, MD	327,000 sf	120,000	108,000	3Q18	2Q20	2Q22	100%	Office
Total Development/Redevelopment, Delivered Not Stabilized			138,000	124,000
		Total	$190,000	$136,000
________________________________________
(1)Represents estimates that may change as the development/stabilization process proceeds.
(2)Estimated first full quarter of stabilized operations. Estimates are inherently uncertain, and we can provide no assurance that our assumptions regarding the timing of stabilization will prove accurate.

    Our execution on all of the projects identified in the preceding tables are subject to, among other factors, regulatory approvals, financing availability, and suitable market conditions.

    Solis Gainesville is a $52.0 million 223-unit Class A multifamily property being developed in Gainesville, Georgia with expected delivery in 2022.

    Premier Retail is the retail portion of the most recent phase of development in the Town Center of Virginia Beach, our ongoing public-private partnership with the City of Virginia Beach. Premier Retail is part of a $48.0 million mixed-use project that includes 39,000 square feet of retail space, which was 75.6% leased, and 131 luxury apartments, which were 96.9% leased, in each case as of December 31, 2020.

Wills Wharf is a mixed-use development project in the Harbor Point area of Baltimore, Maryland. The project includes office space occupied primarily by Jellyfish and Bright Horizons and also includes a lease to the operator of a Canopy by Hilton hotel. Portions of the Wills Wharf project were completed and placed in service during the second quarter of 2020, with the remainder expected in 2021. As of December 31, 2020, the overall project was 47.2% leased.

Other Investments

    Delray Plaza

    On October 27, 2017, we invested in the development of an estimated $20.0 million Whole Foods-anchored center located in Delray Beach, Florida. The Company's investment is in the form of a mezzanine loan of up to $13.1 million to the developer, Delray Plaza Holdings, LLC. During 2020, this loan was modified to increase the maximum amount of the loan to $17.0 million, with $2.0 million of additional funds borrowed at an interest rate of 6.0% in order to fund final development activities. The loan was also modified to extend the maturity date of the loan to April 27, 2021. As a partial loan repayment, the borrower tendered 125,843 Class A Units that were pledged as collateral for this loan. The borrower also established a $2.5 million reserve account to be used for certain unpaid development project costs. We plan to purchase Delray Plaza during the first quarter of 2021.

The balance on the Delray Plaza note was $14.3 million as of December 31, 2020. During the year ended December 31, 2020, we recognized $0.5 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

    Interlock Commercial

    On December 21, 2018, we entered into a mezzanine loan agreement with the developer of the office and retail components of The Interlock, a new mixed-use public-private partnership with Georgia Tech in West Midtown Atlanta. The loan has a maximum principal amount of $67.0 million and a total maximum commitment, including accrued interest reserves, of $103.0 million. The mezzanine loan bears interest at a rate of 15.0% per annum, with $3.0 million of overrun advances bearing interest at a rate of 18.0%. The loan matures on the earlier of (i) 24 months after the original maturity date or earlier termination date of the senior construction loan or (ii) any sale, transfer, or refinancing of the project. In the event that the maturity date is established as being 24 months after the original maturity date or earlier termination date of the senior construction loan, the developer will have the right to extend the maturity date for five years.

    On October 2, 2020, we modified the Interlock Commercial loan to decrease the exit fee, subject to the satisfaction of certain conditions. As a result, our exit fee for this loan may range from $6.5 million to $7.5 million.

    The balance on the Interlock Commercial note was $85.3 million as of December 31, 2020. During the year ended December 31, 2020, we recognized $12.3 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

    The balance on the Solis Apartments at Interlock note was $29.0 million as of December 31, 2020. During the year ended December 31, 2020, we recognized $3.4 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Harbor Point Parcel 3

On November 30, 2020, we acquired a 50% noncontrolling interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing an office building in Baltimore, Maryland. We will serve as the project's general contractor. Harbor Point Parcel 3 is a project to develop and build T. Rowe Price's new 450,000 square feet global headquarters in Baltimore's Harbor Point. During the year ended December 31, 2020, we invested $1.1 million in Harbor Point Parcel 3. For the year ended December 31, 2020, Harbor Point Parcel 3 had no operating activity, and therefore we received no allocated income.

Acquisitions and Dispositions

    On January 10, 2020, we purchased land in Charlotte, North Carolina, for a purchase price of $6.3 million for the development of a mixed-use property.

On March 20, 2020, we purchased land in Belmont, North Carolina, for a purchase price of $2.3 million for the development of a mixed-use property.

On May 29, 2020, we sold a portfolio of seven retail properties for gross proceeds before expenses of $90.0 million. The portfolio consisted of Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square. The gain on sale was $2.8 million. In connection with the sale of this portfolio, we repaid $61.9 million on the revolving credit facility, resulting in net proceeds of $25.9 million.

In June 2020, we exercised our option to purchase the remaining 21.0% ownership interest in 1405 Point in exchange for increased ground lease payments to be made over the approximately 42-year remaining lease term. We recorded a note payable of $6.1 million, which represents the present value of these payments.

On August 31, 2020, we purchased land in Gainesville, Georgia, for a purchase price of $5.0 million for the development of a multifamily property.

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

On October 1, 2020, we acquired Edison Apartments, a multifamily building located in downtown Richmond, Virginia, for consideration comprised of 633,734 Class A Units, the assumption of a $16.4 million loan payable, and the assumption of $1.1 million in other assets and liabilities. The seller of the property was a partnership that includes several members from our management team and board of directors.

On October 30, 2020, we acquired 79.0% of the partnership that owns The Residences at Annapolis Junction. As part of this purchase, we extinguished the note receivable for this project and made a cash payment of $0.2 million. We also assumed an $83.4 million senior loan as part of this acquisition, which was immediately refinanced with a new $84.4 million loan.

Subsequent to December 31, 2020

On January 4, 2021, the Company completed the sale of the 7-Eleven outparcel at Hanbury Village. Net proceeds after the transaction costs were $2.8 million. The gain on disposition is estimated at $2.4 million.

Impact of COVID-19 on Our Business

Overview

In light of the changing nature of the COVID-19 pandemic and uncertainty regarding the duration, severity, the unknown timing or effectiveness of vaccine or other treatments, and possible resurgences of COVID-19 cases in future periods, the full impact that the COVID-19 pandemic will have on our business is currently unknown and unquantifiable. While the full extent of the COVID-19 pandemic’s impact on the U.S. economy and the U.S. real estate industry remains to be seen, the pandemic has presented significant challenges for us and many of our tenants. In the near-term, we and many of our tenants are focusing on implementing contingency plans to manage business disruptions caused by the pandemic and related actions intended to mitigate its spread. In the long-term, we might need to re-assess and consider modifying our operating model, underwriting criteria, and liquidity position to mitigate the impacts of future economic downturns, including as a result of a future resurgence of COVID-19 cases, the timing, severity, and duration of which cannot be predicted.

We anticipate that the global health crisis caused by COVID-19 and the related responses intended to mitigate its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. We have observed the impact of COVID-19 manifest in the form of business closures or significantly limited operations for periods of time in our retail portfolio, with the exception of tenants operating in certain "essential" businesses, which has resulted, and may in the future result in, a decline in on-time rental payments, increased requests from tenants for temporary rental relief, and potentially permanent closure of certain businesses. We expect these conditions to continue in varying duration and severity until such time when the COVID-19 pandemic is effectively contained. When COVID-19 is contained, depending on the rate and effectiveness of the containment efforts deployed by various national, state, and local governments, we anticipate a rebound in economic activity, although we are unable to predict the nature, timing, and sustainability of an economic recovery.

In an effort to protect the health and safety of our employees, as part of our initial response to the COVID-19 outbreak we took proactive, aggressive actions to adopt social distancing policies at our offices, properties, and construction jobsites, including: transitioning our office employees to a remote work environment during certain periods of time, which was greatly assisted by recent enhancements to our IT systems; limiting the number of employees attending in-person meetings; implementing limitations on travel; and ensuring all construction jobsites continue to comply with state and local social distancing and other health and safety protocols implemented by the Company.

To further strengthen our financial flexibility and efficiently manage through the uncertainty caused by the COVID-19 pandemic, our board of directors temporarily suspended the payment of quarterly cash dividends on shares of our common stock and Class A common units for the second quarter of 2020. As a result of improvement in general economic conditions and our operating performance, our board of directors reinstated quarterly cash dividends on shares of our common stock and Class A common units with dividends of $0.11 per share and unit, for both the third and fourth quarters of 2020 and $0.15 per share and unit for the first quarter of 2021. Declared cash dividends were $0.44 per share for the year ended December 31, 2020.

In addition, in an effort to strengthen our financial flexibility and efficiently manage through the uncertainty caused by the COVID-19 pandemic, Lou Haddad, our President and Chief Executive Officer, voluntarily elected to reduce his base salary by 25%, and each of our directors, including Dan Hoffler and Russ Kirk, voluntarily elected to reduce their cash retainers and the value of their annual equity awards by 25%, in each case effective as of May 1, 2020. On February 18, 2021, as a result of improvement in general economic conditions and our operating performance, the Company's board of directors reinstated the base salary of Lou Haddad, the Company's President and Chief Executive Officer, and each of the Company's directors to 100% of their respective pre-COVID-19 compensation levels, effective January 1, 2021.

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

We will continue to actively monitor the implications of the COVID-19 pandemic on our and our tenants’ businesses and may take further actions to alter our business practices if we determine that such changes are in the best interests of our employees, tenants, residents, stockholders, and third-party construction customers, or as required by federal, state, or local authorities. It is not clear what the potential effects of such alterations or modifications, if any, may have on our business, including the effects on our tenants and residents and the corresponding impact on our results of operations and financial condition for fiscal 2021 and thereafter.

    The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. We have availed ourselves of the option to defer payment of the employer share of Social Security payroll taxes totaling $0.6 million that would otherwise have been owed from the date of enactment of the CARES Act through December 31, 2020. In December 2020, Congress passed the Consolidated Appropriations Act, 2021, which includes a second economic stimulus package to address the impact of the COVID-19 pandemic. We continue to assess the potential impacts of the current federal stimulus and relief legislation and any subsequent legislation, including our eligibility and our tenants for funding under programs designed to provide financial assistance to U.S. businesses.

We believe the diversification of our business across multiple asset classes (i.e., office, retail, and multifamily), together with our third-party construction business, will help to mitigate the impact of the pandemic on our business to a greater extent than if our business were concentrated in a single asset class. However, as discussed in greater detail below, we expect the impact of the pandemic to continue to have a particularly adverse effect on many of our retail tenants, which will continue to adversely affect our results of operations even if the performance of our office and multifamily assets and our construction business remain close to historical levels. Furthermore, if the impacts of the pandemic continue for an extended period of time, we expect that certain office tenants and multifamily residents will experience greater financial distress, which could result in late payments, requests for rental relief, business closures, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations, as applicable.

Operating Property Portfolio

Office Tenants

As of January 31, 2021, we had collected 100% of office tenant rent due for the fourth quarter of 2020 and 100% of office tenant rent for January 2021. Data reported corresponds to tenant type and does not correspond to the reporting segment classification of the properties as a whole.

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

    In October 2020, we terminated the leases for Regal Cinemas in Columbus Village II (part of the Town Center of Virginia Beach) and Harrisonburg, Virginia. We are evaluating potential uses for the existing buildings as well as potential redevelopment concepts at each location. We wrote off the accounts receivable for this tenant as an adjustment to rental revenue totaling $1.0 million during the third and fourth quarter of 2020. Subsequently, the Company chose to reinstate the leases with Regal Cinemas under modified terms favorable to the Company for Harrisonburg on November 18, 2020 and for Columbus Village on January 25, 2021. The tenant is not currently paying rent and remains on a cash basis for revenue recognition purposes.

As of January 31, 2021, we had collected 96% of retail tenant rent due for the fourth quarter of 2020 and 95% of retail tenant rent due for January 2021. In addition, the Company recorded $0.1 million in bad debt charges for the three months ended December 31, 2020, which is recorded as an adjustment to rental revenues and was primarily due to retail tenant delinquencies resulting from the COVID-19 pandemic. The collection rates exclude rent due under the two reinstated leases with Regal Cinemas. The collection rates include recoveries of previously deferred rent balances based on the repayment plans agreed to with the tenants. The remaining uncollected deferred rent balance as of January 31, 2020 was $1.8 million, of which approximately $1.5 million is expected to be collected in 2021 with the remaining amount anticipated for collection in 2022. The collection rates and deferred rent balances are for the retail tenants at our properties. The classification of the tenants may not correspond to the reporting segment classification of the properties as a whole.

As of December 31, 2020, we had the following significant known lease terminations:

Tenant	Property	Effective Date	SF Impact	ABR Impact	ABR per Leased SF
Bed Bath & Beyond	North Point Center	1/31/2021	30,000	$187,500	$6.25
Bed Bath & Beyond	Wendover Village	1/31/2021	33,696	300,568	8.92
Bi-Lo (a)	Socastee Commons	6/30/2021	46,673	492,400	10.55
Total/Weighted Average			110,369	$980,468	$8.88
_______________________________________
(a) Vacancy allows the Company to consider redevelopment of this property.

Multifamily Tenants

As of January 31, 2021, we had collected 99% of multifamily tenant rent due for the fourth quarter of 2020 and 98% of multifamily tenant rent due for January 2021. Data reported corresponds to tenant type and does not correspond to the reporting segment classification of the properties as a whole.

Due to actions taken by local, state, and federal governments and limited working capacity for government courts and agencies, certain properties in our multifamily portfolio were subject to increased restrictions that limited our ability to evict tenants or charge late fees through March 31, 2021. At this time, certain restrictions previously in place have been lifted and many government courts and agencies have re-opened; however, there may be similar restrictions and limited working capacity for government courts and agencies in the future.

On September 4, 2020, the Centers for Disease Control and Prevention (the "CDC") issued an order to temporarily halt residential evictions to prevent the further spread of COVID-19 that effectively prohibits evictions for nonpayment through March 31, 2021 nationwide for residential tenants who submit a signed copy of a declaration form to their landlords. The specific declaration form to be used was prepared by the CDC and attached to the order. The order did not, on its own, prevent landlords from filing suits, obtaining judgments, or filing writs. It only prevents landlords from carrying out evictions if the tenant submits the signed declaration form to the landlord. If the tenant does not provide the declaration, the tenant can be evicted. The order does not apply to evictions that are for reasons other than nonpayment rent. The penalties for an organization that violates the order include fines of up to $200,000 per event ($500,000 if the eviction results in death). The order does not relieve any individual of any obligation to pay rent or comply with any other obligation under a lease, nor does it preclude the charging or collecting of fees, penalties, or interest as a result of the failure to pay rent under the terms of a lease. The order does not apply to commercial tenants.

As of the date of this Annual Report on Form 10-K, all residential landlords filing an eviction action in the State of North Carolina must provide the tenant with the required CDC Declaration form. If the landlord receives a completed Declaration form from the tenant, the landlord may not proceed to request a writ of possession. Evictions for reasons other than nonpayment of rent are not prohibited. These conditions apply to Greenside Apartments.

State and local restrictions that remain in place for 1405 Point and Johns Hopkins Village, both located in Baltimore, Maryland, and for The Residences at Annapolis Junction, located in Howard County, Maryland are detailed below:

•City/County restrictions in place which prohibit rent increases, notices of increases, or assessment of late fees during the Maryland state of emergency. These restrictions will be in place until the governor's state of emergency is lifted and for ninety (90) days thereafter.
•State restrictions in place which prohibit evictions of tenants affected by COVID-19. Evictions cannot be processed until the state of emergency is terminated and the catastrophic health emergency is rescinded. The governor’s state of emergency order was renewed again on January 21, 2021.

Furthermore, the restriction on evictions in the State of Maryland applies to both our commercial and residential properties located in that state.

Construction and Development Business

As of the date of this Annual Report on Form 10-K, all of our construction jobsites remain open and operational, and we intend to continue third-party construction work unless government-imposed restrictions are implemented that prohibit or significantly restrict the continuation of construction work. As of December 31, 2020, we had a third-party construction backlog of approximately $71.3 million.

With respect to our development pipeline, we proactively deferred the Chronicle Mill, Southern Post, and Ten Tryon development projects in order to provide additional balance sheet flexibility until economic conditions stabilize, each of which had previously been scheduled to commence during the second quarter of 2020. The Summit Place project was completed in June 2020, and portions of the Wills Wharf project were completed during the second quarter of 2020. The remaining portions of the project are expected to be completed in 2021.

We anticipate commencing construction at Chronicle Mill during the first quarter of 2021 and commencing construction at Southern Post during the second half of 2021.

Mezzanine Lending Program

    We continue to monitor the development projects securing our mezzanine loans:

    Delray Plaza: Effective April 1, 2020, we stopped recognizing interest on this loan for accounting purposes since collection of additional interest accruals was less certain.

    The Residences at Annapolis Junction: On October 30, 2020, we purchased 79.0% of the partnership that owns this project and extinguished our note receivable.

    Nexton Square: We exercised our option to purchase Nexton Square on September 22, 2020. The mezzanine loan was repaid as part of this purchase.

    Solis Apartments at Interlock: Portions of this project were completed during the fourth quarter of 2020, and the remaining portions are planned to be completed during the second quarter of 2021. Current estimates of future operating results and projected sales proceeds from this project continue to support the full collection of our principal and interest upon sale of the project.

    Interlock Commercial: Portions of this project are being delivered to tenants during the first quarter of 2021, with additional space to be delivered during the remainder of 2021 and 2022. In May 2020, we modified the mezzanine loan to allow for an additional $8.0 million of loan funding for purposes of building townhome units as an additional phase of this development project. Current estimates of future operating results and projected sales proceeds from this project continue to support the full collection of our principal and interest upon sale of the project. On October 2, 2020, we modified the loan to decrease the exit fee upon satisfaction of certain conditions.

    We continue to monitor leasing activity at these projects, as applicable, and will monitor the impact of COVID-19 on leasing activity and development activity at each of these projects.

Tax Status

    We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. Our continued qualification as a REIT will depend upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the "Code"), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels, and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operation will enable us to maintain the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. In addition, we have elected to treat AHP Holding, Inc., which, through its wholly-owned subsidiaries, operates our construction, development, and third-party asset management businesses, as a taxable REIT subsidiary ("TRS").

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

Insurance

    We carry comprehensive liability, fire, extended coverage, business interruption, and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy in addition to other coverage that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage, and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, such as those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all but two of the properties in our portfolio as of December 31, 2020 were located in Maryland, Virginia, North Carolina, South Carolina, and Georgia, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism, or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

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

Human Capital

    As of December 31, 2020, we had 158 employees. We operate in the highly competitive real estate industry. Attracting, developing, and retaining talented people in construction, asset management, marketing, development, and other positions is crucial to executing our strategy and our ability to compete effectively. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, talent development and career opportunities, and work environment. To that end, we offer a comprehensive total rewards program aimed at the varying health, home-life and financial needs of our diverse associates. Our total rewards package includes market-competitive pay, broad-based stock grants and bonuses, healthcare benefits, retirement savings plans, paid time off and family leave, flexible work schedules, free flu vaccinations, and an employee assistance program and other mental health services.

Corporate Information

    Our principal executive office is located at 222 Central Park Avenue, Suite 2100, Virginia Beach, Virginia 23462 in the Armada Hoffler Tower at the Town Center of Virginia Beach. In addition, we have a construction office located at 1300 Thames Street, Suite 30, Baltimore, Maryland 21231 in Thames Street Wharf at Harbor Point. The telephone number for our principal executive office is (757) 366-4000. We maintain a website located at ArmadaHoffler.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

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

In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. All of our properties and our headquarters are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our businesses in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent and other obligations to us. The government-imposed measures in response to the pandemic, coupled with customers reducing their purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to retail businesses around the country, including in the markets in which we own retail assets, which has resulted, and could continue to result in, tenants being unwilling or unable to pay rent in full on a timely basis or at all. For example, as of January 31, 2021, we had collected 96% of retail tenant rent due for the fourth quarter of 2020 and 95% of January rent due from our retail tenants. If the impacts of the pandemic continue for an extended period of time, we expect that certain office tenants and multifamily residents will experience greater financial distress, which could result in late payments, requests for rental relief, business closures, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations, as applicable. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Certain of our office and retail tenants also may incur significant costs or losses responding to the COVID-19 pandemic, lose business due to any interruption in the operations of our properties or incur other losses or liabilities related to shelter-in-place orders, quarantines, infection or other related factors. In addition, numerous state, local, federal, and industry-initiated efforts may affect our ability to collect rent or enforce remedies for the failure to pay rent, particularly with respect to our multifamily properties. Our development and construction projects also could be adversely affected, including as a result of disruptions in supply chains and government restrictions on the types of projects that may continue during the pandemic. Additionally, borrowers under our mezzanine loan program may be unable to satisfy their obligations to us as a result of the deterioration of their businesses as a result of the pandemic. In addition, a significant number of our retail tenants have been forced to close temporarily or operate on a limited basis as a result of COVID-19 and related government actions, which has resulted in, and could continue to result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies.

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

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the timing and effectiveness of vaccines and other treatments, possible resurgences in COVID-19 cases, and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

    Our business and growth strategy involves the development and selective acquisition of office, retail, and multifamily properties. We may expend significant management time and other resources, including out-of-pocket costs, in pursuing these investment opportunities. Our ability to complete development projects or acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

•we may incur significant costs and divert management attention in connection with evaluating and negotiating potential development opportunities and acquisitions, including those that we are subsequently unable to complete;
•we have agreements for the development or acquisition of properties that are subject to conditions, which we may be unable to satisfy; and
•we may be unable to obtain financing on favorable terms or at all.

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

    We engage in development and redevelopment activities and will be subject to the following risks associated with such activities:

•unsuccessful development or redevelopment opportunities could result in direct expenses to us and cause us to incur losses;
•construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;
•the inability to obtain or delays in obtaining necessary governmental or quasi-governmental permits and authorizations could result in increased costs or abandonment of the project if necessary permits or authorizations are not obtained;
•delayed construction may give tenants the right to terminate pre-development leases, which may adversely impact the financial viability of the project;
•occupancy rates, rents and concessions of a completed project may fluctuate depending on a number of factors and may not be sufficient to make the project profitable; and
•the availability and pricing of financing to fund our development activities on favorable terms or at all may result in delays or even abandonment of certain development activities.

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

    The majority of the properties in our portfolio are located in Virginia, Maryland, and North Carolina, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2020, our properties in the Virginia, Maryland and North Carolina markets represented approximately 52%, 23%, and 14%, respectively, of the total annualized base rent of the properties in our portfolio. Furthermore, many of our properties are located in the Town Center of Virginia Beach, and rental revenues from our Town Center properties represented 27% of our total rental revenues for the year ended December 31, 2020. As a result of this geographic concentration, we are particularly susceptible to adverse economic, regulatory or other conditions in the Virginia, Maryland and North Carolina markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia, Maryland, and North Carolina in which many of the properties in our portfolio are located contain high concentrations of military personnel and operations, and a reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a downturn in the economy in Virginia, Maryland or North Carolina, our operations, revenue, and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially and adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail, or multifamily properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for office, retail or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

    As of December 31, 2020, we had total debt of approximately $963.8 million, including amounts drawn under our credit facility, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. Excluding unamortized fair value adjustments and debt issuance costs, the aggregate outstanding principal balance of our debt was $962.8 million as of December 31, 2020. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•our cash flow may be insufficient to meet our required principal and interest payments;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•we may default on our obligations, in which case the lenders or mortgagees may have the right to foreclose on any properties that secure the loans or collect rents and other income from our properties;
•we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations or reduce our ability to pay, or prohibit us from paying, distributions to our stockholders; and
•our default under any loan with cross-default provisions could result in a default on other indebtedness.

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

    As of December 31, 2020, approximately 4.7% of the square footage of the properties in our office and retail portfolios was available. Additionally, 2.1% and 3.7% of the annualized base rent in our office portfolio was scheduled to expire in 2021 and 2022, respectively, and 6.9% and 9.5% of the annualized base rent in our retail portfolio was scheduled to expire in 2021 and 2022, respectively. We cannot assure you that new leases will be entered into, that leases will be renewed, or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, fears of a recession, personal debt levels, the housing market, stock market volatility, and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected.

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

    Our future acquisitions and development projects and our ability to successfully operate these properties may be exposed to the following significant risks, among others:

•we may acquire or develop properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;
•our cash flow may be insufficient to enable us to pay the required principal and interest payments on the debt secured by the property;
•we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties or to develop new properties;
•we may be unable to quickly and efficiently integrate new acquisitions or developed properties into our existing operations;
•market conditions may result in higher-than-expected vacancy rates and lower than expected rental rates; and
•we may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors, or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business, and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.

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

    We have originated, and in the future expect to originate or acquire, mezzanine or similar loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. As of December 31, 2020, we had approximately $128.6 million in outstanding mezzanine loans or similar investments. These types of loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, with little or no equity invested by the borrower, increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. As a result, we may not recover some or all of our initial investment. Additionally, in conjunction with certain mezzanine loans, we issue partial payment guarantees to the senior lender for the property, which may require us to make payments to the senior lender in the event of a default on the senior note. Finally, in connection with our loan investments, we may have options to purchase all or a portion of the underlying property upon maturity of the loan; however, if a developer’s costs for a project are higher than anticipated, exercising such options may not be attractive or economically feasible, or we may not have sufficient funds to exercise such options even if we desire to do so. Significant losses related to mezzanine or similar loan investments could have a material adverse effect on our financial condition and results of operations.

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

    Approximately 37.7% of our total annualized base rent as of December 31, 2020 is from retail properties. As a result, we are subject to factors that affect the retail sector generally as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could be, adversely affected by the COVID-19 pandemic and measures intended to mitigate its spread, weakness in the national, regional, and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital and web services technologies, may increase competition for certain of our retail tenants.

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

    Our credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•restrict our ability to incur additional indebtedness;
•restrict our ability to incur additional liens;
•restrict our ability to make certain investments (including certain capital expenditures);
•restrict our ability to merge with another company;
•restrict our ability to sell or dispose of assets;
•restrict our ability to make distributions to our stockholders; and
•require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements, and maximum leverage ratios.

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

    Our business has been, and may in the future be, affected by market and economic challenges experienced by the U.S. economy or the real estate industry as a whole, including as a result of the COVID-19 pandemic and measures intended to mitigate its spread. Such conditions may materially and adversely affect us as a result of the following potential consequences, among others:

•decreased demand for office, retail and multifamily space, which would cause market rental rates and property values to be negatively impacted;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities, and increase our future debt service expense; and
•one or more lenders under our credit facility could refuse to fund their financing commitment to us or could otherwise fail to do so, and we may not be able to replace the financing commitment of any such lenders on favorable terms or at all.

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

    In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. For example, all but two of the properties in our portfolio as of December 31, 2020 are located in Maryland, Virginia, North Carolina, South Carolina, and Georgia, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. Further, reconstruction or improvement of properties would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition, and disputes between us and our co-venturers.

    In the past, we have, and in the future, we expect to, co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture, or other entity. In particular, in connection with the formation transactions related to our initial public offering, we provided certain of the prior investors with the right to co-develop certain projects with us in the future and the right to acquire a minority equity interest in certain properties that we may develop in the future, in each case under certain circumstances and subject to certain conditions set forth in the applicable agreement. Furthermore, we are often a joint venture partner in development projects. In the event that we co-develop a property together with a third party, we would be required to share a portion of the development fee. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the development, property, partnership, joint venture, or other entity.

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

    In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary capital expenditures, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•general market conditions;
•the market’s perception of our growth potential;
•our current debt levels;
•our current and expected future earnings;
•our cash flow and cash distributions; and
•the market price per share of our common stock.

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

    For serving as general contractor, our construction business earns profit equal to the difference between the total construction fees that we charge and the costs that we incur to build a property. If the decision is made by a third-party client to abandon a construction project for any reason, our anticipated fee revenue from such project could be significantly lower than we expect. In addition, we defer pre-contract costs when such costs are directly associated with specific anticipated construction contracts and their recovery is deemed probable. In the event that we determine that the execution of a construction contract is no longer probable, we would be required to expense those pre-contract costs in the period in which such determination is made, which could materially and adversely affect our results of operations in such period. Our ability to complete the projects in our construction pipeline on time and on budget could be materially and adversely affected as a result of the following factors, among others:

•shortages of subcontractors, equipment, materials, or skilled labor;
•unscheduled delays in the delivery of ordered materials and equipment;
•unanticipated increases in the cost of equipment, labor, and raw materials;
•unforeseen engineering, environmental, or geological problems;
•weather interferences;
•difficulties in obtaining necessary permits or in meeting permit conditions;
•client acceptance delays; or
•work stoppages and other labor disputes.

    If we do not complete construction projects on time and on budget, it could have a material adverse effect on us, including our results of operations, cash flow, and growth prospects.

We recognize revenue for the majority of our construction projects based on estimates; therefore, variations of actual results from our assumptions may reduce our profitability.

In accordance with United States generally accepted accounting principles, we record revenue as work on the contract progresses. The cumulative amount of revenues recorded on a contract at a specified point in time is that percentage of total estimated revenues that costs incurred to date bear to estimated total costs. Accordingly, contract revenues and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenues in the period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variations of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which could negatively impact our cash flow from operations.

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

    Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt, and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under "—Risks Related to Our Business," as well as the following:

•oversupply or reduction in demand for office, retail, or multifamily space in our markets;
•adverse changes in financial conditions of buyers, sellers, and tenants of properties;
•vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights, or below-market renewal options, and the need to periodically repair, renovate, and re-lease space;
•increased operating costs, including insurance premiums, utilities, real estate taxes, and state and local taxes;
•increased property taxes due to property tax changes or reassessments;
•a favorable interest rate environment that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;
•rent control or stabilization laws or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs;
•civil unrest, acts of war, terrorist attacks, and natural disasters, including hurricanes, which may result in uninsured or underinsured losses;
•decreases in the underlying value of our real estate;
•changing submarket demographics; and
•changing traffic patterns.

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

We may incur significant costs complying with various federal, state, and local laws, regulations, and covenants that are applicable to our properties.

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

    As of December 31, 2020, Daniel Hoffler, our Executive Chairman, owned approximately 6% and, collectively, Messrs. Hoffler, Haddad, and Kirk owned approximately 11% of the combined outstanding shares of our common stock and OP Units of our Operating Partnership (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations, and mergers.

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

    Our charter contains certain ownership limits with respect to our stock. Our charter, among other restrictions, prohibits the beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock, excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from this ownership limit if certain conditions are satisfied. This ownership limit as well as other restrictions on ownership and transfer of our stock in our charter may:

•discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; and
•result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of certain of the benefits of owning the additional shares.

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

    Certain provisions of the Maryland General Corporation Law (the "MGCL") may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock at any time within the two-year period immediately prior to the date in question) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose certain fair price and supermajority stockholder voting requirements on these combinations; and
•"control share" provisions that provide that holders of "control shares" of our company (defined as shares of stock that, when aggregated with other shares of stock controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

    Provisions in the partnership agreement of our Operating Partnership may delay, make more difficult, or prevent unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•redemption rights;
•a requirement that we may not be removed as the general partner of our Operating Partnership without our consent;
•transfer restrictions on OP Units;
•our ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer, or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners; and
•the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.

    The limited partners in our Operating Partnership (other than us) owned approximately 26.1% of the outstanding OP Units of our Operating Partnership as of December 31, 2020.

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

    Under Maryland law, generally, a director will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

    As of December 31, 2020, we owned 73.9% of the outstanding OP Units in our Operating Partnership. We regularly have issued OP Units to third parties as consideration for acquisitions, and we may continue to do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Risks Related to Our Status as a REIT

Failure to maintain our qualification as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to our stockholders.

    We have elected to be taxed and to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the "IRS") that we qualify as a REIT. Therefore, we cannot be assured that we will qualify as a REIT, or that we will remain qualified as such in the future. If we fail to qualify as a REIT or otherwise lose our REIT status in any taxable year, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•we could be subject to increased state and local taxes; and
•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

    The market price of our common stock and Series A Preferred Stock may be volatile in the future. In addition, the trading volume in our common stock and Series A Preferred Stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock and Series A Preferred Stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects in 2021 compared to 2020. In particular, the market price of our common stock and Series A Preferred Stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•actual or anticipated variations in our quarterly operating results or dividends;
•changes in our FFO, Normalized FFO, or earnings estimates;
•publication of research reports about us or the real estate industry;
•increases in market interest rates that lead purchasers of our shares to demand a higher yield;
•changes in market valuations of similar companies;
•adverse market reaction to any additional debt we incur in the future;
•additions or departures of key management personnel;
•actions by institutional stockholders;
•speculation in the press or investment community;
•the realization of any of the other risk factors presented in this Annual Report on Form 10-K;
•the extent of investor interest in our securities;
•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•changes in the federal government;

•our underlying asset value;
•investor confidence in the stock and bond markets generally;
•further changes in tax laws;
•future equity issuances;
•failure to meet earnings estimates;
•failure to meet and maintain REIT qualifications;
•changes in our credit ratings;
•general market and economic conditions;
•our issuance of debt securities or additional preferred equity securities; and
•our financial condition, results of operations, and prospects.

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

Stock Performance Graph

    The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period December 31, 2015 through December 31, 2020, as well as the corresponding returns on an overall stock market index (Russell 2000) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on December 31, 2015. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Total Return Performance
225
200
175
150
125
100
75
Index Value
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Period Ending
Armada Hoffler Properties, Inc.
MSCI US REIT
Russell 2000

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Armada Hoffler Properties, Inc.	100.00	146.96	165.36	158.38	217.15	139.16
MSCI US REIT	100.00	108.60	114.11	108.89	137.03	126.65
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36

Distribution Information

    Since our initial quarter as a publicly-traded REIT and until the second quarter of 2020, we have made regular quarterly distributions to our stockholders. On April 28, 2020, our board of directors reviewed the Company’s dividend policy and determined that it would be in the best interest of the Company, its stockholders, and its OP unitholders to temporarily suspend the payment of quarterly cash dividends to common stockholders and quarterly distributions to holders of Class A common units as a measure to preserve liquidity in light of the uncertainty resulting from the COVID-19 pandemic. In the third quarter of 2020, as a result of improvement in general economic conditions and our operating performance, our board of directors reinstated quarterly cash dividends on shares of our common stock and Class A common units at $0.11 per share and unit. Declared cash dividends were $0.44 per share for the year ended December 31, 2020. For the first quarter of 2021, our board of directors increased the quarterly dividend to $0.15 per share and unit. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions.

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

Stockholder Information

    As of February 19, 2021, there were approximately 124 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 19, 2021, there were 101 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

    None.

Issuer Purchases of Equity Securities

    None.

Item 6.    Selected Financial Data.

    Not applicable.

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

Business Description

    We are a full-service real estate company with extensive experience developing, building, owning, and managing high-

quality, institutional-grade office, retail, and multifamily properties in attractive markets throughout the Mid-Atlantic and Southeastern United States. As of December 31, 2020, our stabilized operating property portfolio was comprised of 36 retail properties, 7 office properties, and 12 multifamily properties. In addition to our operating property portfolio, we had 1 retail property, 1 office property, and 1 multifamily property in various stages of development, redevelopment, or stabilization as of December 31, 2020. We also provide general contracting services to third parties and invest in development projects through mezzanine lending arrangements.

     Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner of our Operating Partnership and, as of December 31, 2020, we owned, through a combination of direct and indirect interests, 73.9% of the outstanding OP units in our Operating Partnership.

    We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013.

    Our principal executive office is located at 222 Central Park Avenue, Suite 2100, Virginia Beach, Virginia 23462 in the Armada Hoffler Tower at the Virginia Beach Town Center. In addition, we have a construction office located at 1300 Thames Street, Suite 30, Baltimore, Maryland 21231 in Thames Street Wharf at Harbor Point. The telephone number for our principal executive office is (757) 366-4000. We maintain a website at ArmadaHoffler.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this report.

COVID-19 Update

See Part I, Item 1 “Business—Impact of COVID-19 on Our Business” for more information on the impact of COVID-19 on our company.

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

    Allowance for Loan Losses

    We evaluate the collectability of both the interest on and principal of each of our notes receivable based primarily upon the value of the underlying development project. We consider factors such as the progress of development activities, including leasing activities, projected development costs, current and projected loan balances. We also consider historical industry data, such as loan defaults and losses experienced on loans secured by other development projects, and current economic conditions that may affect the collectability of the remaining cash flows. At the end of each reporting period, the Company measures expected credit losses to be incurred over the remaining contractual term based on the risk rating of each loan. If a loan is rated as Substandard, we then estimate expected credit losses as the difference between the amortized cost basis of the outstanding loan and the estimated projected sales proceeds of the underlying collateral.

    Recent Accounting Pronouncements

    For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Segment Results of Operations

    As of December 31, 2020, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services that are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

    We define same store properties as those that we owned and operated and that were stabilized for the entirety of both periods compared. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is substantially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete, the asset is placed back into service, and the stabilization criteria above are again met. A property may also be fully or partially taken out of service as a result of a partial disposition, depending on the significance of the portion of the property disposed. Finally, any property classified as held for sale is taken out of service for the purpose of computing same store operating results.

    This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Office Segment Data

Office rental revenues, property expenses, and NOI for the years ended December 31, 2020, 2019 and 2018 were as follows ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Rental revenues	$43,494	$33,269	$20,701
Property expenses	15,910	12,193	7,892
NOI	$27,584	$21,076	$12,809
Square feet(1)	1,305,933	1,307,255	796,509
Occupancy(1)	97.0%	96.6%	93.3%
________________________________________
(1)Stabilized properties as of the end of the periods presented.

    Rental revenues for the year ended December 31, 2020 increased $10.2 million compared to the year ended December 31, 2019. NOI for the year ended December 31, 2020 increased $6.5 million compared to the year ended December 31, 2019. The increases in rental revenues and NOI resulted from the acquisition of One City Center in March 2019, the commencement of operations at Brooks Crossing office in April 2019, the acquisition of Thames Street Wharf in June 2019, and the commencement of operations at a portion of Wills Wharf in June 2020.

Office Same Store Results

    Office same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2020 and 2019 and December 31, 2019 and 2018 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2020 (1)	2019 (1)	Change	2019 (2)	2018 (2)	Change
Rental revenues	$21,044	$21,239	$(195)	$21,239	$20,701	$538
Property expenses	7,771	7,735	36	7,735	7,507	228
Same Store NOI	$13,273	$13,504	$(231)	$13,504	$13,194	$310
Non-Same Store NOI	14,311	7,572	6,739	7,572	(385)	7,957
Segment NOI	$27,584	$21,076	$6,508	$21,076	$12,809	$8,267
________________________________________
(1)Same store excludes One City Center, Brooks Crossing Office, Thames Street Wharf, and Wills Wharf (partially in operation beginning June 1, 2020).
(2)Same store excludes One City Center, Brooks Crossing Office, Thames Street Wharf, and Wills Wharf (which was under development).

    Same store rental revenues and NOI for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019 due to the relocation of the Company’s construction division to newly available space within the Armada Hoffler Tower. The Company’s construction division previously occupied space at an adjacent property that is classified as retail for segment reporting purposes. Rental revenue from the Company’s construction division is eliminated for consolidation purposes. This decrease was partially offset by increased occupancy at 4525 Main Street and One Columbus.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the years ended December 31, 2020, 2019 and 2018 were as follows ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Rental revenues	$73,032	$77,593	$67,959
Property expenses	18,813	19,572	17,704
NOI	$54,219	$58,021	$50,255
Square feet(1)	3,651,213	4,169,784	3,645,798
Occupancy(1)	94.7%	96.9%	96.2%
________________________________________
(1)Stabilized properties as of the end of the periods presented.

    Rental revenues for the year ended December 31, 2020 decreased $4.6 million compared to the year ended December 31, 2019. NOI for the year ended December 31, 2020 decreased $3.8 million compared to the year ended December 31, 2019. The decreases in rental revenues and NOI resulted primarily from the disposition of the seven-property retail portfolio in May 2020 and our decision to terminate the leases for Regal Cinemas in Columbus Village II (part of the Town Center of Virginia Beach) and Harrisonburg. The Company has written off the accounts receivable for this tenant as an adjustment to rental revenue totaling $1.0 million. The Company chose to reinstate the leases with Regal Cinemas under modified terms favorable to the Company for Harrisonburg on November 18, 2020 and for Columbus Village on January 25, 2021. The tenant is not currently paying rent, and we will recognize revenue on a cash basis. In addition to the amounts recorded for Regal Cinemas, the Company recognized a $1.1 million increase in the allowance for bad debt (recorded as an adjustment to rental revenues) as a result of the COVID-19 pandemic for the year ended December 31, 2020. The decrease for 2020 was partially offset by the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019.

Retail Same Store Results

    Retail same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2020 and 2019 and December 31, 2019 and 2018 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2020 (1)	2019 (1)	Change	2019 (2)	2018 (2)	Change
Rental revenues	$49,171	$51,970	$(2,799)	$57,651	$56,435	$1,216
Property expenses	12,327	12,681	(354)	13,247	13,077	170
Same Store NOI	$36,844	$39,289	$(2,445)	$44,404	$43,358	$1,046
Non-Same Store NOI	17,375	18,732	(1,357)	13,617	6,897	6,720
Segment NOI	$54,219	$58,021	$(3,802)	$58,021	$50,255	$7,766
________________________________________
(1)Same store excludes Apex Entertainment (formerly Dick’s at Town Center) due to redevelopment, Brooks Crossing Retail, Columbus Village (due to redevelopment), Lightfoot Marketplace (disposed in August 2019), Market at Mill Creek, Marketplace at Hilltop and Red Mill Commons (acquired in May 2019), Nexton Square (acquired in September 2020), Premier Retail, Waynesboro Commons (disposed in April 2019), the additional outparcel phase of Wendover Village (acquired in February 2019), and the seven-property retail portfolio that was disposed in May 2020 (Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square).
(2)Same store excludes Broad Creek Shopping Center, Brooks Crossing Retail, Premier Retail, Lexington Square, Columbus Village (due to redevelopment), the additional outparcel phase of Wendover Village (acquired in February 2019), Market at Mill Creek, Red Mill Commons and Marketplace at Hilltop (acquired in May 2019), Parkway Centre and Indian Lakes Crossing (acquired in January 2018), Waynesboro Commons (disposed in April 2019), and Lightfoot Marketplace (disposed in August 2019).

    Same store rental revenues and NOI for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019. The decreases in rental revenues and NOI resulted primarily from our decision to terminate the leases for Regal Cinemas in Columbus Village II (part of the Town Center of Virginia Beach) and Harrisonburg as discussed above. In addition to the amounts recorded for Regal Cinemas, the Company recognized a $0.9 million increase in the allowance for bad debt (recorded as an adjustment to rental revenues) as a result of the COVID-19 pandemic for the year ended December 31, 2020.

Multifamily Segment Data

    Multifamily rental revenues, property expenses, and NOI for the years ended December 31, 2020, 2019 and 2018 were as follows ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Rental revenues	$49,962	$40,477	$28,298
Property expenses	22,373	17,528	13,009
NOI	$27,589	$22,949	$15,289
Apartment units/beds	3,527	2,238	1,230
Occupancy	92.5%	95.6%	97.3%

    Rental revenues for the year ended December 31, 2020 increased $9.5 million compared to the year ended December 31, 2019. NOI increased $4.6 million compared to the year ended December 31, 2019. The increases in rental revenues and NOI resulted primarily from the acquisition of 1405 Point in April 2019, the commencement of operations at Hoffler Place in August 2019, the commencement of operations at Summit Place in August 2020, and the acquisition of Edison Apartments and The Residences at Annapolis Junction in October 2020. Occupancy also increased at Greenside Apartments, which was in lease-up during much of 2019.

Multifamily Same Store Results

    Multifamily same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2020 and 2019 and December 31, 2019 and 2018 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2020 (1)	2019 (1)	Change	2019 (2)	2018 (2)	Change
Rental revenues	$21,542	$21,849	$(307)	$21,849	$20,241	$1,608
Property expenses	9,157	8,666	491	8,666	8,332	334
Same Store NOI	$12,385	$13,183	$(798)	$13,183	$11,909	$1,274
Non-Same Store NOI	15,204	9,766	5,438	9,766	3,380	6,386
Segment NOI	$27,589	$22,949	$4,640	$22,949	$15,289	$7,660
________________________________________
(1)Same store excludes 1405 Point, The Residences at Annapolis Junction, and Edison Apartments (acquired in October 2020), Greenside Apartments, Hoffler Place, Premier Apartments, Summit Place, and The Cosmopolitan (due to redevelopment).
(2)Same store excludes Greenside Apartments, Premier Apartments, 1405 Point, Hoffler Place, and The Cosmopolitan.

    Same store rental revenues and NOI for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019. The decreases in rental revenues and NOI resulted primarily from decreased occupancy and increased real estate taxes at Johns Hopkins Village.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the years ended December 31, 2020, 2019 and 2018 were as follows ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Segment revenues	$217,146	$105,859	$76,359
Gross profit	$7,674	$4,321	$2,731
Operating margin	3.5%	4.1%	3.6%
Construction backlog	$71,258	$242,622	$165,863

    Segment revenues for the year ended December 31, 2020 increased $111.3 million compared to the year ended December 31, 2019. Gross profit for the year ended December 31, 2020 increased $3.4 million compared to the year ended December 31, 2019. The increase in segment revenues resulted primarily from work performed in 2020 on several large projects in the backlog as of December 31, 2019, including Interlock Commercial, Solis Apartments at Interlock, and the 27th Street Apartments & Garage projects, which were executed in 2019 and experienced increased volume in 2020.

    The changes in construction backlog for each of the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning backlog	$242,622	$165,863	$49,167
New contracts/change orders	45,882	182,495	192,852
Work performed	(217,246)	(105,736)	(76,156)
Ending backlog	$71,258	$242,622	$165,863

During the year ended December 31, 2020, we performed work on several significant projects, including 27th Street Apartments, Interlock Commercial, and Solis Apartments at Interlock, which used $52.2 million, $43.8 million, and $46.0 million, respectively, of the backlog as of December 31, 2020.

During the year ended December 31, 2019, we executed new contracts for the Bellyard Hotel at Interlock, Boulder Lakeside Apartments, and 27th Street Apartments & Garage projects, which added $28.0 million, $35.4 million, and $79.3 million, respectively, to the December 31, 2019 backlog.

Consolidated Results of Operations

    The following table summarizes our results of operations for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,			2020	2019
	2020	2019	2018	Change	Change
	(in thousands)
Revenues
Rental revenues	$166,488	$151,339	$116,958	$15,149	$34,381
General contracting and real estate services revenues	217,146	105,859	76,359	111,287	29,500
Total revenues	383,634	257,198	193,317	126,436	63,881

Expenses
Rental expenses	38,960	34,332	27,222	4,628	7,110
Real estate taxes	18,136	14,961	11,383	3,175	3,578
General contracting and real estate services expenses	209,472	101,538	73,628	107,934	27,910
Depreciation and amortization	59,972	54,564	39,913	5,408	14,651
Amortization of right-of-use assets - finance leases	586	377	—	209	377
General and administrative expenses	12,905	12,392	11,431	513	961
Acquisition, development and other pursuit costs	584	844	352	(260)	492
Impairment charges	666	252	1,619	414	(1,367)
Total expenses	341,281	219,260	165,548	122,021	53,712
Gain on real estate dispositions	6,388	4,699	4,254	1,689	445
Operating income	48,741	42,637	32,023	6,104	10,614
Interest income	19,841	23,215	10,729	(3,374)	12,486
Interest expense on indebtedness	(30,120)	(30,776)	(19,087)	656	(11,689)
Interest expense on finance leases	(915)	(568)	—	(347)	(568)
Equity in income of unconsolidated real estate entities	—	273	372	(273)	(99)
Change in fair value of derivatives and other	(1,130)	(3,599)	(951)	2,469	(2,648)
Provision for unrealized credit losses	(256)	—	—	(256)	—
Other income (expense), net	515	585	377	(70)	208
Income before taxes	36,676	31,767	23,463	4,909	8,304
Income tax benefit	283	491	29	(208)	462
Net income	36,959	32,258	23,492	4,701	8,766
Net income attributable to noncontrolling interests in investment entities	230	(213)	—	443	(213)
Preferred stock dividends	(7,349)	(2,455)	—	(4,894)	(2,455)
Net income attributable to common stockholders and OP Unit holders	$29,840	$29,590	$23,492	$250	$6,098

    Rental Revenues. Rental revenues by segment for the years ended December 31, 2020, 2019, and 2018 were as follows (in thousands):

	Years Ended December 31,			2020	2019
	2020	2019	2018	Change	Change
Office	$43,494	$33,269	$20,701	$10,225	$12,568
Retail	73,032	77,593	67,959	(4,561)	9,634
Multifamily	49,962	40,477	28,298	9,485	12,179
	$166,488	$151,339	$116,958	$15,149	$34,381

    Rental revenues increased $15.1 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in office rental revenues resulted primarily from property acquisitions and development deliveries completed during 2019 and 2020 as discussed above. The decrease in retail rental revenues resulted primarily from the disposition of the seven-property retail portfolio in May 2020 and the Company’s decision to terminate the leases for Regal Cinemas in Columbus Village II (part of the Town Center of Virginia Beach) and Harrisonburg as discussed above. The Company has written off the accounts receivable for this tenant as an adjustment to rental revenue totaling $1.0 million. In addition to the amounts recorded for Regal Cinemas, the Company recognized a $1.1 million increase in the allowance for bad debt (recorded as an adjustment to rental revenues) as a result of the COVID-19 pandemic for the year ended December 31, 2020. These decreases were partially offset by property acquisitions and development deliveries completed during 2019 and 2020 as discussed above. The increase in multifamily rental revenues resulted primarily from property acquisitions and development deliveries completed during 2019 and 2020, as well as increased occupancy at Greenside Apartments.

    General Contracting and Real Estate Services Revenues. General contracting and real estate services revenues increased $111.3 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase resulted primarily from the increase in revenues from Interlock Commercial, Solis Apartments at Interlock, and 27th Street Apartments & Garage projects, which were executed in 2019 and experienced increased volume in 2020.

    Rental Expenses. Rental expenses by segment for each of the three years ended December 31, 2020 were as follows (in thousands):

	Years Ended December 31,			2020	2019
	2020	2019	2018	Change	Change
Office	$10,799	$8,722	$5,858	$2,077	$2,864
Retail	11,029	11,656	10,903	(627)	753
Multifamily	17,132	13,954	10,461	3,178	3,493
	$38,960	$34,332	$27,222	$4,628	$7,110

    Rental expenses increased $4.6 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. Office rental expenses increased primarily as a result of property acquisitions and development deliveries completed during 2019 and 2020 as discussed above. Retail rental expenses decreased primarily as a result of the disposition of the seven-property retail portfolio in May 2020 and of Lightfoot Marketplace in August 2019, as well as decreases in non-essential repairs and maintenance and contracted services expenses in response to the COVID-19 pandemic. The decrease was partially offset by the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. Multifamily rental expenses increased primarily as a result of property acquisitions and development deliveries completed during 2019 and 2020.

    Real Estate Taxes. Real estate taxes by segment for the years ended December 31, 2020, 2019, and 2018 were as follows (in thousands):

	Years Ended December 31,			2020	2019
	2020	2019	2018	Change	Change
Office	$5,111	$3,471	$2,034	$1,640	$1,437
Retail	7,784	7,916	6,801	(132)	1,115
Multifamily	5,241	3,574	2,548	1,667	1,026
	$18,136	$14,961	$11,383	$3,175	$3,578

    Real estate taxes increased $3.2 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. Office real estate taxes increased primarily as a result of property acquisitions and development deliveries completed during 2019 and 2020 as discussed above. Retail real estate taxes decreased primarily as a result of the disposition of the seven-property retail portfolio in May 2020 and of Lightfoot Marketplace in August 2019. The decrease was partially offset by the commencement of operations at Market at Mill Creek in April 2019 and the acquisition of Red Mill Commons and Marketplace at Hilltop in May 2019. Multifamily real estate taxes increased primarily as a result of property acquisitions and development deliveries completed during 2019 and 2020.

    General Contracting and Real Estate Services Expenses. General contracting and real estate services expenses for the year ended December 31, 2020 increased $107.9 million compared to the year ended December 31, 2019. The increase resulted primarily from the increase in expenses from Interlock Commercial, Solis Apartments at Interlock, and 27th Street Apartments & Garage projects, which started in 2019 and experienced increased volume during 2020.

    Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2020 increased $5.4 million compared to the year ended December 31, 2019. The increase was attributable to property acquisitions and development deliveries. The increase was partially offset by dispositions in 2020 and certain assets that became fully depreciated.

Amortization of right-of-use assets - finance leases. Amortization of right-of-use assets - finance leases for the year ended December 31, 2020 increased $0.2 million compared to the year ended December 31, 2019. The increase was primarily due to the expense being recognized for the full period in 2020. There were no right-of-use-assets recorded by the Company prior to the second quarter of 2019.

    General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2020 increased $0.5 million compared to the year ended December 31, 2019. The increase resulted from higher compensation and benefit cost driven by annual merit increases, which was partially offset by cost reduction measures as a part of our response to the COVID-19 pandemic.

    Acquisition, Development and Other Pursuit Costs. During the years ended December 31, 2020 and 2019, we recognized $0.6 million and $0.8 million, respectively, of costs relating primarily to predevelopment costs for projects that are no longer probable.

    Impairment Charges. Impairment charges during the year ended December 31, 2020 and 2019 were $0.7 million and $0.3 million, respectively, primarily related to the tenants that vacated prior to their lease expirations.

    Gain on Real Estate Dispositions. During the year ended December 31, 2020, we recognized gains on real estate dispositions of $6.4 million, related to the sale of a portfolio of seven retail properties in May 2020 and the sale of Walgreens at Hanbury Village in August 2020. During the year ended December 31, 2019, we recognized gains on real estate dispositions of $4.7 million, related to the sale of Lightfoot Marketplace and a non-operating land parcel.

    Interest Income. Interest income for the years ended December 31, 2020 decreased $3.4 million compared to the year ended December 31 2019, primarily due to the two loans receivable placed on nonaccrual status effective April 1, 2020, which was partially offset by higher balances from increased loan funding on the Interlock Commercial and Solis Apartment loans. As of December 31, 2020 and 2019, our outstanding mezzanine loan balances were $128.6 million and $153.0 million, respectively.

    Interest expense on indebtedness. Interest expense for the year ended December 31, 2020 decreased $0.7 million compared to the year ended December 31, 2019 primarily due to lower balances under our revolving credit facility balance during 2020 and the overall decline in variable interest rates.

Interest expense on finance leases. Interest expense on finance leases for the year ended December 31, 2020 increased $0.3 million compared to the year ended December 31, 2019. The increase was primarily due to expense being recognized for the full year in 2020. The Company did not have finance leases prior to the second quarter of 2019.

Equity in income of unconsolidated real estate entities. Equity in income of unconsolidated real estate entities for the year ended December 31, 2019 relates to our investment in One City Center, which was an unconsolidated real estate investment until we purchased the retail and office portion of the property from our partner on March 14, 2019. There were no operations relating to Harbor Point Parcel 3 during 2020.

    Change in Fair Value of Interest Rate Derivatives and other. During the year ended December 31, 2020, we recognized losses on changes in fair value of interest rate derivatives of $1.1 million due to significant decreases in forward LIBOR during 2020. During the year ended December 31, 2019, we recognized losses on changes in fair value of interest rate derivatives of $3.6 million, due to projected decreases in interest rate forward curves. The decrease in activity during the year ended December 31, 2020 is also due to a lower number of derivatives that have not been designated as hedges for accounting purposes.

Provision for unrealized credit losses. Provision for unrealized credit loss relates to increased expected loan losses due to changes in economic conditions and changes in the status of development projects that secure our mezzanine loans. The adoption of the new credit loss standard on January 1, 2020 generally has the effect of requiring us to recognize expected loan losses sooner than under the previous standard. During the year ended December 31, 2020, we recognized expected credit losses of $0.3 million.

    Other income (expense), net. Other income for the years ended December 31, 2020 and 2019 was materially consistent.

    Income Taxes. Our TRS, through which we conduct our development and construction business, is subject to federal, state, and local corporate income taxes. The income tax benefit recognized during the years ended December 31, 2020 and 2019 is attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

    As of December 31, 2020, we had unrestricted cash and cash equivalents of $41.0 million available for both current liquidity needs as well as development activities. As of December 31, 2020, we also had restricted cash in escrow of $9.4 million, some of which is available for capital expenditures at our operating properties. As of December 31, 2020, we had $124.0 million available under our credit facility to meet our short-term liquidity requirements and $52.6 million available under construction loans to fund development activities.

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

As a result of improvement in general economic conditions and our operating performance, our board of directors reinstated quarterly cash dividends on shares of our common stock and Class A common units with dividends of $0.11 per share and unit, for both the third and fourth quarters of 2020 and $0.15 per share and unit for the first quarter of 2021.

Going forward we will continue to monitor our projected taxable income for 2021 and plan to distribute sufficient dividends to maintain our status as a REIT. We can provide no assurances that dividends and distributions paid per share of common stock and per Class A common unit, respectively, will return to an amount equal to the dividends and distributions paid for the quarter ended March 31, 2020.

In addition, in an effort to strengthen our financial flexibility and efficiently manage through the uncertainty caused by COVID-19, Lou Haddad, our President and Chief Executive Officer, voluntarily elected to reduce his base salary by 25%, and each of our directors, including Dan Hoffler and Russ Kirk, voluntarily elected to reduce their cash retainers and the value of their annual equity awards by 25%, in each case effective as of May 1, 2020. On February 18, 2021, as a result of improvement in general economic conditions and our operating performance, the Company’s board of directors reinstated the base salary of Lou Haddad, the Company’s President and Chief Executive Officer, and each of the Company’s directors to 100%, effective January 1, 2021.

    During 2020, we proactively deferred the commencement of the Chronicle Mill, Southern Post, and Ten Tryon development projects in order to provide additional balance sheet flexibility until stabilization of economic conditions. We anticipate commencing construction at Chronicle Mill during the first quarter of 2021 and commencing construction at Southern Post during the second half of 2021.

ATM Program

    On February 26, 2018, we commenced an at-the-market continuous equity offering program (the "Prior ATM Program"), which was amended on August 6, 2019, through which we could, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $180.7 million. During the three months ended March 31, 2020, we issued and sold 92,577 shares of common stock at a weighted average price of $18.23 per share under the Prior ATM Program, receiving net proceeds of $1.7 million after offering costs and commissions.

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

During the year ended December 31, 2020, we issued and sold 1,783,768 shares of common stock at a weighted average price of $10.48 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $18.4 million. During the year ended December 31, 2020, we issued and sold 713,418 shares of the Series A Preferred Stock at a weighted average price of $22.88 per share (inclusive of accrued dividends) under the ATM Program, receiving net proceeds, after offering costs and commissions, of $16.1 million.

    As of December 31, 2020, we had $265.0 million in availability under the ATM Program.

Series A Preferred Stock Offering

    On August 20, 2020, we sold 3,600,000 shares of our Series A Preferred Stock at a public offering price of $24.75 per share (inclusive of accrued dividends), for net proceeds, after the underwriting discount and offering expenses payable by the Company, of approximately $86.1 million, pursuant to a prospectus supplement, dated August 13, 2020, and a base prospectus dated March 9, 2020. We used the net proceeds to repay a portion of the outstanding borrowings under our unsecured revolving credit facility and for general corporate purposes.

Credit Facility

    We have a senior credit facility that was amended and restated on October 3, 2019, which provides for a $355.0 million credit facility comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, development and redevelopment of properties in our portfolio, and for working capital. In September and October of 2020, we paid off the Hanbury Village and Sandbridge Commons loans in full, resulting in the addition of those properties to the unencumbered borrowing base for the revolving credit facility. Our unencumbered borrowing pool supports revolving borrowings of up to $134.0 million as of December 31, 2020.

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

    The revolving credit facility bears interest at LIBOR (the London Inter-Bank Offered Rate) plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on our total leverage. We are also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility. As of December 31, 2020, the interest rates on the revolving credit facility and the term loan facility were 1.64% and 1.59%, respectively. If we attain investment grade credit ratings from S&P and Moody’s, we may elect to have borrowings become subject to interest rates based on such credit ratings.

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

    The credit agreement contains customary representations and warranties and financial and other affirmative and negative covenants. Our ability to borrow under the credit facility is subject to our ongoing compliance with a number of financial covenants, affirmative covenants and other restrictions, including the following:

•Total leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least up to $100.0 million, but only up to two times during the term of the credit facility);
•Ratio of adjusted EBITDA (as defined in the credit agreement) to fixed charges of not less than 1.50 to 1.0;
•Tangible net worth of not less than the sum of $567,106,000 and amount equal to 75% of the net equity proceeds received after June 30, 2019;
•Ratio of secured indebtedness to total asset value of not more than 40%;
•Ratio of secured recourse debt to total asset value of not more than 20%;
•Total unsecured leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least up to $100.0 million, but only up to two times during the term of the credit facility);
•Unencumbered interest coverage ratio (as defined in the credit agreement) of not less than 1.75 to 1.0;
•Maintenance of a minimum of at least 15 unencumbered properties (as defined in the credit agreement) with an unencumbered asset value (as defined in the credit agreement) of not less than $300.0 million at any time;
•Minimum occupancy rate (as defined in the credit agreement) for all unencumbered properties of not less than 80% at any time; and
•Maximum aggregate rental revenue from any single tenant of not more than 30% of rental revenues with respect to all leases of unencumbered properties (as defined in the credit agreement).

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

We are currently in compliance with all covenants under the credit agreement.

Consolidated Indebtedness

    The following table sets forth our consolidated indebtedness as of December 31, 2020 ($ in thousands):

Secured Debt	Amount Outstanding	Interest Rate (a)	Effective Rate for Variable-Rate Debt		Maturity Date	Balance at Maturity
Southgate Square	$19,682	LIBOR + 1.60%	1.74%		April 29, 2021	$19,462
Nexton Square(b)	22,909	LIBOR + 2.25%	2.50%		August 8, 2021	22,909
Encore Apartments(b)(c)	24,337	3.25%			September 10, 2021	23,992
4525 Main Street(b)(c)	31,231	3.25%			September 10, 2021	30,788
Red Mill West	10,851	4.23%			June 1, 2022	10,187
Thames Street Wharf	70,000	LIBOR + 1.30%	1.81%	(e)	June 26, 2022	70,000
Marketplace at Hilltop	10,120	4.42%			October 1, 2022	9,383
1405 Point	53,000	LIBOR + 2.25%	2.39%		January 1, 2023	51,532
Socastee Commons	4,458	4.57%			January 6, 2023	4,223
Wills Wharf	59,044	LIBOR + 2.25%	2.39%		June 26, 2023	59,044
249 Central Park Retail(d)	16,597	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	15,935
Fountain Plaza Retail(d)	9,988	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	9,590
South Retail(d)	7,287	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	6,996
Hoffler Place(f)	18,400	LIBOR + 2.60%	3.00%		January 1, 2024	18,143
Summit Place(f)	23,100	LIBOR + 2.60%	3.00%		January 1, 2024	22,789
One City Center	24,712	LIBOR + 1.85%	1.99%		April 1, 2024	22,559
Red Mill Central	2,363	4.80%			June 17, 2024	1,765
Solis Gainesville	—	LIBOR + 3.00%	3.75%		August 31, 2024	—
Premier Apartments(g)	16,716	LIBOR + 1.55%	1.69%		October 31, 2024	15,849
Premier Retail(g)	8,241	LIBOR + 1.55%	1.69%		October 31, 2024	7,813
Red Mill South	5,833	3.57%			May 1, 2025	4,383
Brooks Crossing Office	15,393	LIBOR + 1.60%	1.74%		July 1, 2025	11,537
Market at Mill Creek	13,789	LIBOR + 1.55%	1.69%		July 12, 2025	10,876
Johns Hopkins Village	50,859	LIBOR + 1.25%	4.19%	(e)	August 7, 2025	45,967
North Point Center Note 2	2,094	7.25%			September 15, 2025	1,344
Lexington Square	14,440	4.50%			September 1, 2028	12,044
Red Mill North	4,294	4.73%			December 31, 2028	3,295
Greenside Apartments	33,310	3.17%			December 15, 2029	26,090
The Residences at Annapolis Junction	84,375	SOFR + 2.66%	2.75%		November 1, 2030	71,183
Smith's Landing	17,331	4.05%			June 1, 2035	384
Liberty Apartments	13,877	5.66%			November 1, 2043	—
Edison Apartments	16,272	5.30%			December 1, 2044	100
The Cosmopolitan	42,909	3.35%			July 1, 2051	—
Total secured debt	$747,812					$610,162
Unsecured Debt
Senior unsecured revolving credit facility	10,000	LIBOR+1.30%-1.85%	1.64%		January 24, 2024	10,000
Senior unsecured term loan	19,500	LIBOR+1.25%-1.80%	1.59%		January 24, 2025	19,500
Senior unsecured term loan	185,500	LIBOR+1.25%-1.80%	1.95%-4.47%	(e)	January 24, 2025	185,500
Total unsecured debt	$215,000					$215,000
Total principal balances	$962,812					$825,162
Unamortized GAAP adjustments	(8,971)
Other note payable(h)	10,004
Indebtedness, net	$963,845
_______________________________________
(a) LIBOR and SOFR rates are determined by individual lenders.
(b) Refinanced subsequent to year end.
(c) Cross collateralized.
(d) Cross collateralized.
(e) Includes debt subject to interest rate swap agreements.
(f) Cross collateralized.
(g) Cross collateralized.
(h) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 42-year remaining lease term and an earn-out liability for the Gainesville development project.

In April 2020, we proactively obtained a waiver from the lender for the Premier Retail/Apartments property wherein we did not have to meet the minimum debt service coverage requirement for the period ended June 30, 2020. We also proactively obtained a waiver from the lender for the 249 Central Park, Fountain Plaza Retail, and South Retail properties wherein we did not have to meet the minimum debt service coverage requirement for the periods ended June 30, 2020 and December 31, 2020. We are currently in compliance with all covenants on our outstanding indebtedness after giving effect to the waivers granted.

    As of December 31, 2020, our scheduled principal repayments and maturities during each of the next five years and thereafter were as follows ($ in thousands):

Year (1)	Amount Due	Percentage of Total
2021(2)	$107,833	11%
2022	99,237	10%
2023	156,380	16%
2024	108,264	11%
2025	286,646	30%
Thereafter	204,452	22%
Total	$962,812	100%
________________________________________
(1) Does not reflect the exercise of any maturity extension options.
(2) The amount due includes $78.5 million of debt that was refinanced in January 2021.

Interest Rate Derivatives

As of December 31, 2020, we were party to the following LIBOR and SOFR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	LIBOR Strike Rate	SOFR Strike Rate	Notional Amount
12/11/2018	1/1/2021	2.75%	N/A	$50,000
5/15/2019	6/1/2022	2.50%	N/A	100,000
1/10/2020	2/1/2022	1.75%	N/A	50,000
1/28/2020	2/1/2022	1.75%	N/A	50,000
3/2/2020	3/1/2022	1.50%	N/A	100,000
7/1/2020	7/1/2023	0.50%	N/A	100,000
11/1/2020	11/1/2023	N/A	1.84%	84,375
Total				$534,375

As of December 31, 2020, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount	Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
John Hopkins Village	50,859	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,872	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.55%	2.00%	4/1/2020	4/1/2024
Total	$340,231

Contractual Obligations

    The following table summarizes the future payments for known contractual obligations as of December 31, 2020 (in thousands):

		Payments due by period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Principal payments and maturities of long-term indebtedness	$962,812	$107,833	$255,617	$394,910	$204,452
Ground and other operating leases	159,386	3,022	6,502	6,701	143,161
Interest payments on long-term debt—fixed interest	114,495	19,280	31,456	20,932	42,827
Interest payments on long-term debt—variable interest(1)(2)	39,866	8,733	14,464	6,264	10,405
Tenant-related and other commitments	5,579	4,533	446	600	—
Total (3) (4)	$1,282,138	$143,401	$308,485	$429,407	$400,845
________________________________________
(1)For long-term debt that bears interest at variable rates, we estimated future interest payments using the indexed rates as of December 31, 2020. LIBOR as of December 31, 2020 was 14 basis points. SOFR as of December 31, 2020 was 7 basis points.
(2)Assumes the balance outstanding of $10.0 million and the weighted average interest rate of 1.64% in effect at December 31, 2020 remain in effect until maturity of our secured revolving credit facility. Amounts also include unused credit facility fees assuming the balance outstanding at December 31, 2020 remains outstanding through maturity of our secured revolving credit facility.
(3)Contractual obligations above do not include funding obligations to non-wholly owned development projects as well as unfunded mezzanine loan commitments due to the uncertainty of the timing and amounts of certain of these obligations. Refer to "Item 1. Business" for information about our development projects and mezzanine loans.
(4)Contractual Obligations above exclude increased ground lease payments at 1405 Point and accrued earn-out payments to our joint venture partner at Gainesville, each of which is classified as notes payable in the consolidated balance sheets.

Off-Balance Sheet Arrangements

    In connection with our mezzanine lending activities, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by us as of December 31, 2020 (in thousands):

Payment guarantee amount
Delray Plaza	$5,180
Interlock Commercial	34,300
Total	$39,480

Cash Flows

	Years Ended
	December 31,
	2020	2019	Change
	($ in thousands)
Operating Activities	$91,179	$67,729	$23,450
Investing Activities	(26,227)	(295,063)	268,836
Financing Activities	(58,101)	246,862	(304,963)
Net Increase	$6,851	$19,528	$(12,677)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$43,579	$24,051
Cash, Cash Equivalents, and Restricted Cash, End of Period	$50,430	$43,579

	Years Ended
	December 31,
	2019	2018	Change
	($ in thousands)
Operating Activities	$67,729	$56,087	$11,642
Investing Activities	(295,063)	(240,563)	(54,500)
Financing Activities	246,862	185,611	61,251
Net Increase	$19,528	$1,135	$18,393
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$24,051	$22,916
Cash, Cash Equivalents, and Restricted Cash, End of Period	$43,579	$24,051

    Net cash provided by operating activities for the year ended December 31, 2020 increased $23.5 million compared to the year ended December 31, 2019 primarily as a result of timing differences in operating assets and liabilities, increased net operating income from the property portfolio, and an increase in gross profit from general contracting and real estate services.

    Net cash used for investing activities for the year ended December 31, 2020 decreased $268.8 million compared to the year ended December 31, 2019 primarily due to decreased acquisition and development activity, increased disposition activity, and lower levels of mezzanine loan funding.

    Net cash used for financing activities during the year ended December 31, 2020 was $58.1 million compared to net cash provided by financing activities of $246.9 million during the year ended December 31, 2019 primarily as a result of lower levels of net borrowings due to the partial paydown of the revolving credit facility and a decrease in common stock issuances, which was partially offset by higher issuances of preferred stock.

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

    We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our year-over-year performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, impairment of intangible assets and liabilities, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives and other instruments, provision for unrealized credit losses, amortization of right-of-use assets attributable to finance leases, severance related costs, and other non-comparable items.

    The following table sets forth a reconciliation of FFO and Normalized FFO for each of the years ended December 31, 2020, 2019 and 2018 to net income, the most directly comparable GAAP measure:

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unit holders	$29,840	$29,590	$23,492
Depreciation and amortization (1)	59,545	53,616	40,178
Gain on operating real estate dispositions (2)	(6,388)	(3,220)	(833)
Impairment of real estate assets	—	—	1,502
FFO attributable to common stockholders and OP Unit holders	82,997	79,986	64,339
Acquisition, development and other pursuit costs	584	844	352
Impairment of intangible assets and liabilities	666	252	117
Loss on extinguishment of debt	—	30	11
Provision for unrealized credit losses	256	—	—
Amortization of right-of-use assets - finance leases	586	377	—
Change in fair value of derivatives and other	1,130	3,599	951
Severance related costs	—	—	688
Normalized FFO available to common stockholders and OP Unit holders	$86,219	$85,088	$66,458
Net income attributable to common stockholders and OP Unit holders per diluted share and unit	$0.38	$0.41	$0.36
FFO attributable to common stockholders and OP Unit holders per diluted share and unit	$1.06	$1.10	$0.99
Normalized FFO attributable to common stockholders and OP Unit holders per diluted share and unit	$1.10	$1.17	$1.03
Weighted-average common shares and units - diluted	78,309	72,644	64,754
________________________________________

(1) The adjustment for depreciation and amortization for the years ended December 31, 2020 and 2019 exclude $0.4 million and $1.2 million, respectively, of depreciation attributable to the Company's joint venture partners. Additionally, the adjustment for depreciation and amortization for the years ended December 31, 2019, and 2018 includes $0.2 million and $0.3 million, respectively, of depreciation attributable to the Company's investment in One City Center, which was an unconsolidated real estate investment until March 14, 2019.
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

    As of December 31, 2020 and excluding unamortized GAAP adjustments, approximately $574.0 million, or 59.6%, of our debt had fixed interest rates or was subject to interest rate swaps and approximately $388.9 million, or 40.4%, had variable interest rates. Considering interest rate swaps and caps, 100.0% of our debt is either fixed-rate or economically hedged. As of December 31, 2020, LIBOR was approximately 14 basis points and SOFR was approximately 7 basis points. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were to increase by 100 basis points, our cash flow would decrease by approximately $3.2 million per year. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were reduced to 0 basis points, our cash flow would increase by approximately $0.5 million per year.

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

    We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2020, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2020.

    Our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

    There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

    None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

    This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2021 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2021.

Item 11.    Executive Compensation.

    This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2021 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2021.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2021 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2021.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

    This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2021 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2021.

Item 14.    Principal Accountant Fees and Services.

    This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2021 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2021.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

    The following is a list of documents filed as a part of this report:

(1)Financial Statements

    Included herein at pages F-1 through F-51.

(2)Financial Statement Schedules

    The following financial statement schedule is included herein at pages F-52 through F-54:

    Schedule III—Consolidated Real Estate Investments and Accumulated Depreciation

    All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable, or the related information is included in the footnotes to the applicable financial statements and, therefore, have been omitted.

(3)Exhibits

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

4.1	Form of Certificate of Common Stock of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

4.2	Description of Securities of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on February 25, 2020)

10.1	Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.2†	Armada Hoffler Properties, Inc. Amended and Restated 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on June 15, 2017)

10.3†	Form of Restricted Stock Award Agreement for Executive officers (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on February 24, 2020)

10.4†
Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2019)

10.5†
Tax Protection Agreement by and among Armada Hoffler Properties, Inc. and the person listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.6†
Armada Hoffler, L.P. Amended and Restated Executive Severance Benefit Plan with the participants listed on Schedule A thereto (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed on February 25, 2020)

10.7	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed on February 24, 2020)

10.8
Amendment No. 1, dated as of March 19, 2014, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2014)

10.9
Amendment No. 2, dated as of July 10, 2015, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2015)

10.10
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2019)

10.11
Amendment No. 4, dated as of March 6, 2020, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2020)

Exhibit Number	Description
10.12
Amendment No. 5, dated as of July 2, 2020, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2020)

10.13
Amendment No. 6, dated as of August 17, 2020, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2020)

10.14†	Armada Hoffler Properties, Inc. Amended and Restated Short-Term Incentive Program (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on February 28, 2019)

10.15
Second Amended and Restated Credit Agreement, dated October 3, 2019, among Armada Hoffler, L.P., as Borrower, Armada Hoffler Properties, Inc., as Parent, Bank of America, N.A., as Administrative Agent, and the other agents and Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 9, 2019)

10.16
Second Amended and Restated Guaranty Agreement, dated October 3, 2019, among certain subsidiaries of Armada Hoffler, L.P. named therein for the benefit of the Administrative Agent and the Lenders named in the Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on October 9, 2019)

21.1*	List of Subsidiaries of Armada Hoffler Properties, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2021

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Hoffler	Executive Chairman and Director	February 23, 2021
Daniel A. Hoffler

/s/ Louis S. Haddad	Vice Chairman, President, Chief Executive Officer and Director	February 23, 2021
Louis S. Haddad	(principal executive officer)

/s/ Michael P. O’Hara	Chief Financial Officer, Treasurer, and Secretary	February 23, 2021
Michael P. O’Hara	(principal financial officer and principal accounting officer)

/s/ George F. Allen	Director	February 23, 2021
George F. Allen

/s/ James A. Carroll	Director	February 23, 2021
James A. Carroll

/s/ James C. Cherry	Director	February 23, 2021
James C. Cherry

/s/ Eva S. Hardy	Director	February 23, 2021
Eva S. Hardy

/s/ A. Russell Kirk	Director	February 23, 2021
A. Russell Kirk

/s/ Dorothy S. McAuliffe	Director	February 23, 2021
Dorothy S. McAuliffe

/s/ John W. Snow	Director	February 23, 2021
John W. Snow

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2020

Item 8, Item 15(a)(1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Armada Hoffler Properties, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Armada Hoffler Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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

February 23, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.
 Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and Financial Statement Schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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

Allowance for Loan Losses - Notes Receivable
Description of the Matter
At December 31, 2020, the Company’s notes receivable portfolio totaled $135.4 million, net of allowances of $2.6 million. As discussed in Notes 2 and 6 to the consolidated financial statements, management estimates the allowance for loan losses on outstanding notes receivable based primarily upon relevant historical loan loss data sets, the forecast for macroeconomic conditions, loan-to-value of the underlying project, remaining contractual loan term, and other relevant loan-specific factors. For loans experiencing financial difficulty as of the measurement date, the Company recognizes expected credit losses calculated as the difference between the amortized cost basis of the financial asset and the estimated fair value of the collateral, which includes an estimation of the projected sales proceeds from the sale of the underlying property.

Auditing management’s estimate of the allowance for loan losses was complex and highly judgmental due to the significant estimation required to determine the estimated fair value of the collateral. In particular, the estimated fair value of the collateral was highly sensitive to significant assumptions based on management’s expectations about future real estate market or economic conditions and the projected operating results of the property.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the allowance for loan losses process. For example, we tested controls over management’s review of the estimated allowance, the significant assumptions, and the data used to calculate the estimated fair value of the collateral.

To test the allowance for loan losses, we performed audit procedures that included, among others, assessing methodologies used and testing the significant assumptions and underlying data used by the Company in calculating the estimated fair value of the collateral. We compared the significant assumptions used by management to external evidence, including comparable market capitalization rates and recent market activity of similar property transactions. We tested the projected operating results of properties by comparing inputs and assumptions to executed or draft lease agreements and operating expenses incurred at similar operating properties owned by the Company. We performed sensitivity analyses of significant assumptions to evaluate the changes to the estimated fair value of the collateral that would result from changes in the assumptions. We also assessed the historical accuracy of management’s estimates.

General contracting revenue recognition

Description of the Matter
For the year ended December 31, 2020, the Company’s general contracting revenues totaled approximately $217.1 million. As described in Notes 2 and 7 to the consolidated financial statements, for each construction contract, the Company estimates its progress in satisfying performance obligations based on the proportion of incurred costs to total estimated costs at completion. The Company also estimates the total transaction price, including variable components, for each construction contract.

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

To test general contracting revenue recognition, our audit procedures included, among others, evaluating the estimates discussed above and testing the completeness and accuracy of the underlying data used by the Company to calculate variable consideration and total estimated costs at completion. For example, we tested variable consideration by inspecting subsequently executed change orders, reviewing legally enforceable terms of the contracts or confirming the value of executed change orders directly with the customers. We also confirmed directly with customers specific contract details, including the current and original contract value as well as the estimated percentage of completion. We tested the estimated costs at completion by comparing management’s cost estimates of materials, labor, and subcontractors to third-party evidence, such as subcontractor bids. In addition, we visited property sites, conducted interviews with the Company’s project management personnel, and involved our engineering specialists to assist in testing the Company’s estimated costs at completion. We also assessed the historical accuracy of management’s estimates of variable consideration and estimated costs at completion through retrospective review of actual gross-margins of completed projects compared to the anticipated gross margins during the projects.

Accounting for Acquisition of Operating Properties

Description of the Matter
During 2020, the Company completed three operating property acquisitions for a total purchase price of $188.8 million as described in Notes 2 and 5 to the consolidated financial statements. These transactions were accounted for as asset acquisitions.

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
Tysons, Virginia
February 23, 2021

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	DECEMBER 31,
	2020	2019
ASSETS
Real estate investments:
Income producing property	$1,680,943	$1,460,723
Held for development	13,607	5,000
Construction in progress	63,367	140,601
	1,757,917	1,606,324
Accumulated depreciation	(253,965)	(224,738)
Net real estate investments	1,503,952	1,381,586
Real estate investments held for sale	1,165	1,460
Cash and cash equivalents	40,998	39,232
Restricted cash	9,432	4,347
Accounts receivable, net	28,259	23,470
Notes receivable, net	135,432	159,371
Construction receivables, including retentions, net	38,735	36,361
Construction contract costs and estimated earnings in excess of billings	138	249
Equity method investment	1,078	—
Operating lease right-of-use assets	32,760	33,088
Finance lease right-of-use assets	23,544	24,130
Acquired lease intangible assets	58,154	68,702
Other assets	43,324	32,901
Total Assets	$1,916,971	$1,804,897
LIABILITIES AND EQUITY
Indebtedness, net	$963,845	$950,537
Accounts payable and accrued liabilities	23,900	17,803
Construction payables, including retentions	49,821	53,382
Billings in excess of construction contract costs and estimated earnings	6,088	5,306
Operating lease liabilities	41,659	41,474
Finance lease liabilities	17,954	17,903
Other liabilities	56,902	63,045
Total Liabilities	1,160,169	1,149,450
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 and 2,930,000 shares authorized as of December 31, 2020 and 2019, respectively, 6,843,418 and 2,530,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	171,085	63,250
Common stock, $0.01 par value, 500,000,000 shares authorized; 59,073,220 and 56,277,971 shares issued and outstanding as of December 31, 2020 and 2019, respectively	591	563
Additional paid-in capital	472,747	455,680
Distributions in excess of earnings	(112,356)	(106,676)
Accumulated other comprehensive loss	(8,868)	(4,240)
Total stockholders’ equity	523,199	408,577
Noncontrolling interests in investment entities	488	4,462
Noncontrolling interests in Operating Partnership	233,115	242,408
Total Equity	756,802	655,447
Total Liabilities and Equity	$1,916,971	$1,804,897

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share and unit data)

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
Revenues
Rental revenues	$166,488	$151,339	$116,958
General contracting and real estate services revenues	217,146	105,859	76,359
Total revenues	383,634	257,198	193,317
Expenses
Rental expenses	38,960	34,332	27,222
Real estate taxes	18,136	14,961	11,383
General contracting and real estate services expenses	209,472	101,538	73,628
Depreciation and amortization	59,972	54,564	39,913
Amortization of right-of-use assets - finance leases	586	377	—
General and administrative expenses	12,905	12,392	11,431
Acquisition, development and other pursuit costs	584	844	352
Impairment charges	666	252	1,619
Total expenses	341,281	219,260	165,548
Gain on real estate dispositions	6,388	4,699	4,254
Operating income	48,741	42,637	32,023
Interest income	19,841	23,215	10,729
Interest expense on indebtedness	(30,120)	(30,776)	(19,087)
Interest expense on finance leases	(915)	(568)	—
Equity in income of unconsolidated real estate entities	—	273	372
Change in fair value of derivatives and other	(1,130)	(3,599)	(951)
Provision for unrealized credit losses	(256)	—	—
Other income (expense), net	515	585	377
Income before taxes	36,676	31,767	23,463
Income tax benefit	283	491	29
Net income	36,959	32,258	23,492
Net (income) loss attributable to noncontrolling interests:
Investment entities	230	(213)	—
Operating Partnership	(8,037)	(7,992)	(6,289)
Net income attributable to Armada Hoffler Properties, Inc.	29,152	24,053	17,203
Preferred stock dividends	(7,349)	(2,455)	—
Net income attributable to common stockholders	$21,803	$21,598	$17,203
Net income attributable to common stockholders per share (basic and diluted)	$0.38	$0.41	$0.36
Weighted-average common shares outstanding (basic and diluted)	57,328	53,119	47,512

Comprehensive income:
Net income	$36,959	$32,258	$23,492
Unrealized cash flow hedge losses	(9,751)	(4,504)	(1,894)
Realized cash flow hedge losses reclassified to net income	3,345	501	169
Comprehensive income	30,553	28,255	21,767
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	230	(213)	—
Operating Partnership	(6,259)	(6,946)	(5,847)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$24,524	$21,096	$15,920

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Equity
(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, January 1, 2018	$—	$449	$287,407	$(61,166)	$—	$226,690	$—	$193,593	$420,283
Net income	—	—	—	17,203	—	17,203	—	6,289	23,492
Unrealized cash flow hedge losses	—	—	—	—	(1,410)	(1,410)	—	(484)	(1,894)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	127	127	—	42	169
Net proceeds from issuance of common stock	—	46	65,198	—	—	65,244	—	—	65,244
Restricted stock awards, net of tax withholding	—	2	1,562	—	—	1,564	—	—	1,564
Restricted stock award forfeitures	—	—	(32)	—	—	(32)	—	—	(32)
Issuance of operating partnership units for acquisitions	—	—	(5)	—	—	(5)	—	2,201	2,196
Redemption of operating partnership units	—	3	3,223	—	—	3,226	—	(5,821)	(2,595)
Dividends and distributions declared	—	—	—	(38,736)	—	(38,736)	—	(13,801)	(52,537)
Balance, December 31, 2018	—	500	357,353	(82,699)	(1,283)	273,871	—	182,019	455,890
Cumulative effect of accounting change (1)	—	—	—	(125)	—	(125)	—	(42)	(167)
Net income	—	—	—	24,053	—	24,053	213	7,992	32,258
Unrealized cash flow hedge losses	—	—	—	—	(3,321)	(3,321)	—	(1,183)	(4,504)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	364	364	—	137	501
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	63,250	—	(2,249)	—	—	61,001	—	—	61,001
Net proceeds from issuance of common stock	—	59	96,786	—	—	96,845	—	—	96,845
Restricted stock awards, net of tax withholding	—	2	2,029	—	—	2,031	—	—	2,031
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	4,870	—	4,870
Restricted stock award forfeitures	—	—	(7)	—	—	(7)	—	—	(7)
Issuance of operating partnership units for acquisitions	—	—	(986)	—	—	(986)	—	73,169	72,183
Redemption of operating partnership units	—	2	2,754	—	—	2,756	—	(2,756)	—
Distributions to Joint Venture Partners	—	—	—	—	—	—	(621)	—	(621)
Dividends declared on preferred stock	—	—	—	(2,455)	—	(2,455)	—	—	(2,455)
Dividends and distributions declared on common shares and units	—	—	—	(45,450)	—	(45,450)	—	(16,928)	(62,378)
Balance, December 31, 2019	63,250	563	455,680	(106,676)	(4,240)	408,577	4,462	242,408	655,447
Cumulative effect of accounting change (2)	—	—	—	(2,185)	—	(2,185)	—	(824)	(3,009)
Net income (loss)	—	—	—	29,152	—	29,152	(230)	8,037	36,959
Unrealized cash flow hedge losses	—	—	—	—	(7,082)	(7,082)	—	(2,669)	(9,751)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	2,454	2,454	—	891	3,345
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	107,835	—	(6,375)	—	—	101,460	—	—	101,460
Net proceeds from issuance of common stock	—	19	19,631	—	—	19,650	—	—	19,650
Restricted stock awards, net of tax withholding	—	2	2,351	—	—	2,353	—	—	2,353
Restricted stock award forfeitures	—	—	(11)	—	—	(11)	—	—	(11)
Acquisitions of noncontrolling interests	—	—	(7,388)	—	—	(7,388)	(3,744)	6,099	(5,033)
Redemption of operating partnership units	—	7	8,859	—	—	8,866	—	(11,595)	(2,729)
Dividends declared on preferred stock	—	—	—	(7,349)	—	(7,349)	—	—	(7,349)
Dividends and distributions declared on common shares and units	—	—	—	(25,298)	—	(25,298)	—	(9,232)	(34,530)
Balance, December 31, 2020	$171,085	$591	$472,747	$(112,356)	$(8,868)	$523,199	$488	$233,115	$756,802
(1) The Company recorded cumulative effect adjustments related to the new lease standard in the first quarter of 2019. See "Financial Statements — Note 2 — Significant Accounting Policies — Recent Accounting Pronouncements" for additional information.
(2) The Company recorded cumulative effect adjustments related to the new Current Expected Credit Losses ("CECL") standard in the first quarter of 2020. See "Financial Statements — Note 2 — Significant Accounting Policies — Recent Accounting Pronouncements" for additional information.

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$36,959	$32,258	$23,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	43,671	37,839	30,395
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	16,301	16,725	9,518
Accrued straight-line rental revenue	(5,927)	(3,402)	(2,731)
Amortization of leasing incentives and above or below-market rents	(814)	(629)	(266)
Amortization of right-of-use assets - finance leases	586	377	—
Accrued straight-line ground rent expense	100	(16)	214
Provision for unrealized credit losses	256	—	—
Adjustment for uncollectable accounts	3,842	511	419
Noncash stock compensation	2,378	1,613	1,281
Impairment charges	666	252	1,619
Noncash interest expense	2,204	1,258	1,116
Interest expense on finance leases	915	568	—
Gain on real estate dispositions	(6,388)	(4,699)	(4,254)
Adjustment for Annapolis Junction modification fee (1)	—	(4,489)	4,489
Change in the fair value of interest rate derivatives	1,130	3,599	951
Equity in income of unconsolidated real estate entities	—	(273)	(372)
Changes in operating assets and liabilities:
Property assets	(5,960)	(2,499)	(3,539)
Property liabilities	5,762	3,368	1,720
Construction assets	(2,302)	(20,356)	7,554
Construction liabilities	13,708	18,671	(15,248)
Interest receivable	(15,908)	(12,947)	(271)
Net cash provided by operating activities	91,179	67,729	56,087
INVESTING ACTIVITIES
Development of real estate investments	(63,485)	(133,445)	(133,791)
Tenant and building improvements	(10,077)	(19,721)	(11,723)
Acquisitions of real estate investments, net of cash received	(35,151)	(138,380)	(57,544)
Dispositions of real estate investments, net of selling costs	96,459	32,944	34,673
Notes receivable issuances	(24,484)	(54,555)	(58,208)
Notes receivable paydowns	16,340	22,522	1,165
Leasing costs	(3,425)	(3,893)	(4,607)
Leasing incentives	(1,326)	—	(108)
Contributions to equity method investments	(1,078)	(535)	(10,420)
Net cash used for investing activities	(26,227)	(295,063)	(240,563)
FINANCING ACTIVITIES
Proceeds from issuance of cumulative redeemable perpetual preferred stock, net	101,460	61,001	—
Proceeds from issuance of common stock, net	19,650	96,845	65,244
Common shares tendered for tax withholding	(569)	(369)	(409)
Debt issuances, credit facility and construction loan borrowings	176,619	427,286	349,580
Debt and credit facility repayments, including principal amortization	(299,318)	(270,851)	(173,855)
Debt issuance costs	(609)	(5,546)	(1,457)
Acquisition of NCI in consolidated RE investments	(5,002)	—	—
Redemption of operating partnership units	(2,729)	—	(2,595)
Dividends and distributions	(47,603)	(61,504)	(50,897)
Net cash provided by (used for) financing activities	(58,101)	246,862	185,611
Net increase in cash, cash equivalents, and restricted cash	6,851	19,528	1,135
Cash, cash equivalents, and restricted cash, beginning of period (2)	43,579	24,051	22,916
Cash, cash equivalents, and restricted cash, end of period (2)	$50,430	$43,579	$24,051
 See Notes to Consolidated Financial Statements.
ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
Supplemental cash flow information:
Cash paid for interest	$28,554	$28,878	$17,319
Cash refunded for income taxes	167	247	31
Increase (decrease) in dividends payable	(5,724)	3,950	1,640
Common shares and OP units issued for acquisitions	6,099	73,169	1,702
(Decrease) increase in accrued capital improvements and development costs	(14,324)	(12,666)	18,310
Operating Partnership units redeemed for common shares	8,866	2,756	3,715
Note payable recorded for mandatorily redeemable partnership interest	3,829	—	—
Debt assumed at fair value in conjunction with real estate purchases	122,300	101,390	—
Note receivable extinguished in conjunction with real estate purchase	42,270	31,252	—
Equity method investment redeemed for real estate acquisition	—	23,011	—
Noncontrolling interest in acquired real estate entity	—	4,870	—
Note payable issued in acquisition of noncontrolling interest in real estate investment	6,130	—	—
Recognition of operating lease right-of-use assets (3)	—	33,965	—
Recognition of operating lease liabilities (3)	—	41,631	—
Recognition of finance lease right-of-use assets	—	24,500	—
Recognition of finance lease liabilities	—	17,871	—
De-recognition of operating lease ROU assets - lease termination	—	440	—
De-recognition of operating lease liabilities - lease termination	—	440	—

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

(2) The following table sets forth the items from the Company's Consolidated Balance Sheets that are included in cash, cash equivalents, and restricted cash in the consolidated statements of cash flows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$40,998	$39,232
Restricted cash (a)	9,432	4,347
Cash, cash equivalents, and restricted cash	$50,430	$43,579
(a) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

(3) Amounts attributable to 2019 are net of $0.4 million related to the Company's preexisting lease at the Thames Street Wharf property, which was acquired on June 26, 2019.

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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership"), and as of December 31, 2020, owned 73.9% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the "IPO") and certain related formation transactions on May 13, 2013.

 As of December 31, 2020, the Company's operating portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail (1)	Retail	Newport News, Virginia	65%
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek (1)	Retail	Mount Pleasant, South Carolina	70%
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Nexton Square	Retail	Summerville, South Carolina	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Oakland Marketplace	Retail	Oakland, Tennessee	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%

Property	Segment	Location	Ownership Interest
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1405 Point	Multifamily	Baltimore, Maryland	100%
Edison Apartments	Multifamily	Richmond, VA	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Hoffler Place	Multifamily	Charleston, South Carolina	93%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
Summit Place	Multifamily	Charleston, South Carolina	90%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
The Residences at Annapolis Junction (1)	Multifamily	Annapolis Junction, MD	79%
________________________________________
* Located in the Town Center of Virginia Beach
(1) The Company is entitled to a preferred return on its investment in this property.

As of December 31, 2020, the following properties were under development, redevelopment or not yet stabilized:

Property	Segment	Location	Ownership Interest
Wills Wharf	Office	Baltimore, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Solis Gainesville	Multifamily	Gainesville, Georgia	95%
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

Revenue Recognition

Rental Revenues

The Company leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Rental revenues include $5.9 million, $3.4 million and $2.7 million of straight-line rent adjustments for the years ended December 31, 2020, 2019, and 2018, respectively. The Company begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with the Company’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of substantially all such revenue for a tenant is probable. The Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. The Company recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Leasing incentive amortization was $0.7 million for each of the years ended December 31, 2020, 2019, and 2018. The Company recognizes fair value adjustments recorded at the time of lease assumption in rental income on a straight line basis as a reduction to revenue over the remaining life of the lease or any renewal periods for which the Company determines have value at the time of acquisition. The Company recognizes cost reimbursement revenue for real estate taxes, operating expenses, and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. The Company recognizes lease termination fees either upon termination or amortizes them over any remaining lease term.

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

Real Estate Investments

Income producing property primarily includes land, buildings, and tenant improvements and is stated at cost. Real estate investments held for development include land. The Company reclassifies real estate investments held for development to construction in progress upon commencement of construction. Construction in progress is stated at cost. Direct and certain indirect costs clearly associated with the development, redevelopment, construction, leasing, or expansion of real estate assets are capitalized as a cost of the property. Repairs and maintenance costs are expensed as incurred.

The Company capitalizes direct and indirect project costs associated with the initial development of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include preacquisition, development, and preconstruction costs including overhead, salaries, and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent, and interest. Interest capitalized during the years ended December 31, 2020, 2019, and 2018 was $3.6 million, $5.9 million and $5.0 million, respectively. Overhead, salaries and related personnel costs capitalized during the years ended December 31, 2020, 2019, and 2018 were $2.6 million, $3.1 million and $3.1 million, respectively.

The Company capitalizes predevelopment costs directly identifiable with specific properties when the development of such properties is probable. Capitalized predevelopment costs are presented within other assets in the consolidated balance sheets. Land for which development activities have not yet commenced are presented separately as land held for development in the consolidated balance sheets. Capitalized predevelopment costs as of December 31, 2020 and 2019 were $15.4 million and $6.5 million, respectively. Costs attributable to unsuccessful projects are expensed.

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

As of December 31, 2020, the 7-Eleven outparcel at Hanbury Village and a land parcel adjacent to Nexton Square were classified as held for sale. As of December 31, 2019, a land parcel adjacent to the Market at Mill Creek shopping center was classified as held for sale.

    Impairment of Long Lived Assets

The Company evaluates its real estate assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, the Company compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value. The impairment charges recognized during the years ended December 31, 2019 and 2018 represent unamortized leasing or acquired intangible assets related to vacated tenants.  The impairment charges recognized during the year ended December 31, 2018 primarily relate to the $1.5 million impairment of Waynesboro Commons.

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

Accounts Receivable, net

Accounts receivable include amounts from tenants for base rents, contingent rents, and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2020 and 2019, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $21.3 million and $17.9 million, respectively.

The Company’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual receivables, current economic conditions, historical experience, and other relevant factors. The Company establishes a reserve for the receivables associated with a tenant when collection of substantially all operating lease payments for a tenant is not probable. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $1.7 million and $0.3 million, respectively. The Company reflects these amounts as a component of rental income on the consolidated statements of comprehensive income.

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

The Company’s allowance for loan losses on notes receivable is evaluated using risk ratings that correspond to probabilities of default and loss given default. Risk ratings are determined for each loan after consideration of progress of development activities, including leasing activities, projected development costs, and current and projected mezzanine and senior loan balances. The Company's risk ratings are as follows:

•Pass: loans in this category are adequately collateralized by a development project with conditions materially consistent with the Company's underwriting assumptions.
•Special Mention: loans in this category show signs that the economic performance of the project may suffer as a result of slower-than-expected leasing activity or an extended development or marketing timeline. Loans in this category warrant increased monitoring by management.
•Substandard: loans in this category may not be fully collected by the Company unless remediation actions are taken. Remediation actions may include obtaining additional collateral or assisting the borrower with asset management activities to prepare the project for sale. The Company will also consider placing the loan on nonaccrual status if it does not believe that additional interest accruals will ultimately be collected.

At the end of each reporting period, the Company measures expected credit losses to be incurred over the remaining contractual term based on the risk rating of each loan. If a loan is rated as Substandard, the Company then estimates expected credit losses as the difference between the amortized cost basis of the outstanding loan and the estimated projected sales proceeds of the underlying collateral. Changes to the allowance for loan losses resulting from quarterly evaluations are recorded through provision for unrealized credit losses on the Consolidated Statements of Comprehensive Income.

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

Net Income Per Share

The Company calculates net income per share based upon the weighted average shares outstanding. Diluted net income per share is calculated after giving effect to all significant potential dilutive shares outstanding during the period. Potential dilutive shares outstanding during the period include nonvested restricted stock awards. However, there were no significant potential dilutive shares outstanding for each of the three years ended December 31, 2020, 2019, and 2018. As a result, basic and diluted outstanding shares were the same for each period presented.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Adopted:

Credit losses

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the "incurred loss" approach under previous guidance with an "expected loss" model for instruments measured at amortized cost, such as the Company's notes receivable, construction receivables, and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses.

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

Recently Issued Accounting Standards Not Yet Adopted:

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

Earnings Per Share

In August 2020, the FASB issued ASU 2020-06, an update to ASC Topic 470 and ASC Topic 815. ASU 2020-06 simplifies the accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies diluted earnings per share calculation in certain areas and provides updated disclosure requirements. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

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

Net operating income of the Company’s reportable segments for the years ended December 31, 2020, 2019, and 2018 was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Office real estate
Rental revenues	$43,494	$33,269	$20,701
Rental expenses	10,799	8,722	5,858
Real estate taxes	5,111	3,471	2,034
Segment net operating income	27,584	21,076	12,809
Retail real estate
Rental revenues	73,032	77,593	67,959
Rental expenses	11,029	11,656	10,903
Real estate taxes	7,784	7,916	6,801
Segment net operating income	54,219	58,021	50,255
Multifamily residential real estate
Rental revenues	49,962	40,477	28,298
Rental expenses	17,132	13,954	10,461
Real estate taxes	5,241	3,574	2,548
Segment net operating income	27,589	22,949	15,289
General contracting and real estate services
Segment revenues	217,146	105,859	76,359
Segment expenses	209,472	101,538	73,628
Segment gross profit	7,674	4,321	2,731
Net operating income	$117,066	$106,367	$81,084

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the years ended December 31, 2020, 2019, and 2018 exclude revenue related to intercompany construction contracts of $26.6 million, $99.9 million and $134.4 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the years ended December 31, 2020, 2019, and 2018 exclude expenses related to intercompany construction contracts of $26.3 million, $99.0 million and $133.4 million, respectively, as it is eliminated in consolidation.

The following table reconciles net operating income to net income for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net operating income	$117,066	$106,367	$81,084
Depreciation and amortization	(59,972)	(54,564)	(39,913)
Amortization of right-of-use assets - finance leases	(586)	(377)	—
General and administrative expenses	(12,905)	(12,392)	(11,431)
Acquisition, development and other pursuit costs	(584)	(844)	(352)
Impairment charges	(666)	(252)	(1,619)
Gain on real estate dispositions	6,388	4,699	4,254
Interest income	19,841	23,215	10,729
Interest expense on indebtedness	(30,120)	(30,776)	(19,087)
Interest expense on finance leases	(915)	(568)	—
Equity in income of unconsolidated real estate entities	—	273	372
Change in fair value of derivatives and other	(1,130)	(3,599)	(951)
Provision for unrealized credit losses	(256)	—	—
Other income (expense), net	515	585	377
Income tax benefit	283	491	29
Net income	$36,959	$32,258	$23,492

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses. General and administrative expenses include corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

4.    Leases

Lessee Disclosures

As a lessee, the Company has eight ground leases on seven properties with initial terms that ranged from 5 to 61 years and options to extend up to an additional 70 years in certain cases. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Six of these leases have been classified as operating leases and two of these leases have been classified as finance leases. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The components of lease cost for the years ended December 31, 2020, 2019, and 2018 were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018 (b)
Operating lease cost	$1,660	$2,700	$2,962
Finance lease cost:
Amortization of right-of-use assets (a)	586	369	—
Interest on lease liabilities	915	568	—
________________________________________
(a) Includes amortization of below-market ground lease intangible assets.
(b) All of the Company's leases were classified as operating leases prior to 2019.

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018 (a)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,113	$1,969	$2,354
Operating cash flows from finance leases	864	533	—
________________________________________
(a) All of the Company's leases were classified as operating leases prior to 2019.

Additional information related to leases as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Weighted Average Remaining Lease Term (years)
Operating leases	44.5	45.4
Finance leases	40.2	41.2

Weighted Average Discount Rate
Operating leases	5.4%	5.4%
Finance leases	5.2%	5.2%

The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability, on the consolidated balance sheet by considering the present value discount.

Year Ending December 31,	Operating Leases	Finance Leases
	(in thousands)
2021	$2,158	$864
2022	2,361	868
2023	2,400	873
2024	2,436	888
2025	2,452	925
Thereafter	101,072	42,089
Total undiscounted cash flows	112,879	46,507
Present value discount	(71,220)	(28,553)
Discounted cash flows	$41,659	$17,954

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

Rental revenue for the years ended December 31, 2020, 2019, and 2018 comprised the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Base rent and tenant charges	$159,747	$147,309	$114,012
Accrued straight-line rental adjustment	5,927	3,402	2,731
Lease incentive amortization	(693)	(739)	(732)
Below/(above) market lease amortization	1,507	1,367	947
Total rental revenue	$166,488	$151,339	$116,958

The Company's commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

Year Ending December 31,	Operating Leases
2021	$90,693
2022	88,270
2023	81,767
2024	73,029
2025	60,588
Thereafter	307,377
Total	$701,724

5.    Real Estate Investments and Equity Method Investment

The Company’s real estate investments comprised the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Income producing property	Held for development	Construction in progress	Total
Land	$261,984	$13,607	$5,200	$280,791
Land improvements	61,275	—	—	61,275
Buildings and improvements	1,357,684	—	—	1,357,684
Development and construction costs	—	—	58,167	58,167
Real estate investments	$1,680,943	$13,607	$63,367	$1,757,917

	December 31, 2019
	Income producing property	Held for development	Construction in progress	Total
Land	$263,258	$5,000	$7,265	$275,523
Land improvements	58,636	—	—	58,636
Buildings and improvements	1,138,829	—	—	1,138,829
Development and construction costs	—	—	133,336	133,336
Real estate investments	$1,460,723	$5,000	$140,601	$1,606,324

2020 Operating Property Acquisitions

In June 2020, the Company exercised its option to purchase the remaining 21.0% ownership interest in 1405 Point in exchange for increased ground lease payments to be made over the approximately 42-year remaining lease term. The Company recorded a note payable of $6.1 million, which represents the present value of these payments. The ground lessor is an affiliate of our former joint venture partner.

On September 22, 2020, the Company exercised its option to purchase Nexton Square for $17.9 million cash and the assumption of a note payable of $22.9 million. The Company also incurred capitalized acquisition costs of $0.2 million. The developer of this property repaid the Company's mezzanine note receivable of $16.4 million at the time of the acquisition.

On October 1, 2020, the Company acquired Edison Apartments, a multifamily property located in downtown Richmond, Virginia, for consideration comprised of 633,734 Class A Units (as defined below), the assumption of a $16.4 million loan payable, and the assumption of $1.1 million in other assets and liabilities. The seller of the property was a partnership that includes several members from the Company's management team and board of directors.

On October 30, 2020, the Company acquired 79.0% of the partnership that owns The Residences at Annapolis Junction. As part of this purchase, the Company extinguished its note receivable for this project and made a cash payment of $0.2 million. The Company assumed an $83.4 million senior loan as part of this acquisition, which was immediately refinanced with a new $84.4 million loan. This refinanced loan bears interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus a margin of 2.66% and matures on November 1, 2030. As part of this financing transaction, the partnership also purchased an interest rate cap for $0.1 million with a SOFR strike rate of 1.84%, which expires on November 1, 2023. Due to a preferred return that we receive on this investment, no value was assigned to our partner's investment in this property at the time of the acquisition.

The following table summarizes the purchase price allocation (including acquisition costs) based on the relative fair value of the assets acquired and intangible liabilities assumed for the three operating properties acquired during the year ended December 31, 2020 (in thousands):

	Nexton Square	Edison Apartments	The Residences at Annapolis Junction
Land	$9,885	$3,428	$14,774
Site improvements	3,690	—	1,786
Building and improvements	24,070	18,227	101,219
Furniture and fixtures	—	355	1,796
In-place leases	5,239	1,882	4,079
Below-market leases	(1,877)	(140)	—
Fair value adjustment on acquired debt	364	(6)	—
Net assets acquired	$41,371	$23,746	$123,654

2019 Operating Property Acquisitions

On February 6, 2019, the Company acquired an additional outparcel of Wendover Village in Greensboro, North Carolina for a contract price of $2.7 million plus capitalized acquisition costs of $0.1 million. This outparcel is leased to a single tenant.

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

The following table summarizes the purchase price allocation (including acquisition costs) based on the relative fair value of the assets acquired and intangible liabilities assumed for the six operating properties acquired during the year ended December 31, 2019 (in thousands):

	Wendover Village outparcel	One City Center	1405 Point		Red Mill Commons	Marketplace at Hilltop		Thames Street Wharf
Land	$1,633	$2,678	$—	(a)	$44,252	$2,023	(b)	$15,861
Site improvements	50	163	298		2,558	691		150
Building and improvements	888	28,039	92,866		27,790	19,195		64,539
Furniture and fixtures	—	—	2,302		—	—		—
In-place leases	101	15,140	3,371		9,973	4,565		24,385
Above-market leases	111	—	—		1,463	599		—
Below-market leases	—	—	—		(6,221)	(1,136)		(3,636)
Finance lease liabilities	—	—	(8,671)		—	(9,200)		—
Finance lease right-of-use assets	—	—	11,730	(a)	—	12,770	(b)	—
Net assets acquired	$2,783	$46,020	$101,896		$79,815	$29,507		$101,299
________________________________________
(a) Land is subject to a ground lease.
(b) Portion of land is subject to a ground lease.

2018 Operating Property Acquisitions

On January 9, 2018, the Company acquired Indian Lakes Crossing, a Harris Teeter-anchored shopping center in Virginia Beach, Virginia, for a contract price of $14.7 million plus capitalized acquisition costs of $0.2 million. This property was sold in 2020.

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

Other 2020 Real Estate Transactions

On January 10, 2020, the Company entered into an operating agreement with a partner to develop a mixed-use property in Charlotte, North Carolina. The Company has an 80% interest in 10th and Tryon Partners, LLC (the "Tryon Partnership"). On January 10, 2020, the Tryon Partnership purchased land for a purchase price of $6.3 million for this project. The Company is responsible for funding the equity requirements of this development, including the $6.3 million purchase of the land. Management has concluded that this entity is a VIE as it lacks sufficient equity to fund its operations without additional financial support. The Company is the developer of the project and has the power to direct the activities of the project that most significantly impact its financial performance. Therefore, the Company is the project's primary beneficiary and consolidates the Tryon Partnership in its consolidated financial statements.

On September 12, 2019, the Company entered into an operating agreement with a partner to develop a mixed-use property in Belmont, North Carolina. The Company has an 85% interest in Chronicle Holdings, LLC (the "Chronicle Partnership"). On March 20, 2020, the Chronicle Partnership purchased land for a purchase price of $2.3 million for this project. The Company is responsible for funding the equity requirements of this development, including the $2.3 million purchase of the land. Management has concluded that this entity is a VIE as it lacks sufficient equity to fund its operations without additional financial support. The Company is the developer of the project and has the power to direct the activities of the project that most significantly impact its financial performance. Therefore, the Company is the project's primary beneficiary and consolidates the Chronicle Partnership in its consolidated financial statements.

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

On September 1, 2020, the Company completed the sale of the Walgreens outparcel at Hanbury Village. Net proceeds after the transaction costs were $7.0 million. The gain on disposition was $3.6 million.

On October 2, 2020, the Company purchased the remaining 20% noncontrolling interest in the Southern Post, a mixed-use development project in Roswell, Georgia in exchange for a cash payment of $3.5 million and future consideration of $1.5 million to be paid in cash upon satisfaction of certain conditions.

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

On October 15, 2019, the Company entered into an operating agreement with a partner to develop the Southern Post, a mixed-use project in Roswell, Georgia. The Company has an 80% interest in the partnership. On October 25, 2019, the partnership, 1023 Roswell, LLC, purchased land for a purchase price of $5.0 million in cash for this project. The Company is responsible for funding the equity requirements of this development, including the $5.0 million purchase of the land. Management has concluded that this entity is a VIE as it lacks sufficient equity to fund its operations without additional financial support. The Company is the developer of the project and has the power to direct the activities of the project that most significantly impact its performance and is the party most closely associated with the project. Therefore, the Company is the project's primary beneficiary and consolidates the project in its consolidated financial statements.

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

Equity Method Investment

Harbor Point Parcel 3

On November 30, 2020, the Company acquired a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the year ended December 31, 2020, the Company invested $1.1 million in Harbor Point Parcel 3. The Company has a total equity commitment of up to $30.0 million relating to this project. As of December 31, 2020, the carrying value of the Company's investment in Harbor Point Parcel 3 was $1.1 million. For the year ended December 31, 2020, Harbor Point Parcel 3 had no operating activity, and therefore the Company received no allocated income.

Based on the terms of the operating agreement, the Company has concluded that Harbor Point Parcel 3 is a VIE and that the Company holds a variable interest. The Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project’s primary beneficiary and, therefore, does not consolidate Harbor Point Parcel 3 in its consolidated financial statements. The Company has significant influence over the project due to its 50% ownership as well as certain rights and responsibilities relating to the development project. The Company's investment in the project is recorded as an equity method investment in the consolidated balance sheets.

6.    Notes Receivable and Allowance for Loan Losses

Notes Receivable

The Company had the following loans receivable outstanding as of December 31, 2020 and December 31, 2019 ($ in thousands):

	Outstanding loan amount		Maximum loan commitment	Interest rate		Interest compounding
Development Project	December 31, 2020	December 31, 2019
The Residences at Annapolis Junction	$—	$40,049	N/A	N/A	(a)	N/A
Delray Plaza	14,289	12,995	17,000	15.0%	(a)(b)	Annually
Nexton Square	—	15,097	N/A	N/A		N/A
Interlock Commercial	85,318	59,224	103,000	15.0%	(c)	None
Solis Apartments at Interlock	28,969	25,588	41,100	13.0%		Annually
Total mezzanine	128,576	152,953	$161,100
Other notes receivable	6,809	1,147
Notes receivable guarantee premium	2,631	5,271
Allowance for credit losses	(2,584)	—
Total notes receivable	$135,432	$159,371
_______________________________________
(a) Loan was placed on nonaccrual status effective April 1, 2020.
(b) $2.0 million of this loan is subject to an interest rate of 6%.
(c) $3.0 million of this loan is subject to an interest rate of 18%.

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the years ended December 31, 2020, 2019, and 2018 as follows (in thousands):

	Years Ended December 31,
Development Project	2020		2019		2018
1405 Point	$—		$783		$2,080
The Residences at Annapolis Junction	2,468	(a)(b)	8,776	(b)	4,939	(b)
North Decatur Square	—		1,509		2,212
Delray Plaza	489	(a)	1,622		928
Nexton Square	1,177		1,962		235
Interlock Commercial	12,267	(c)	6,142	(c)	202
Solis Apartments at Interlock	3,382		2,333		55
Total mezzanine	19,783		23,127		10,651
Other interest income	58		88		78
Total interest income	$19,841		$23,215		$10,729
________________________________________
(a) Loan was placed on nonaccrual status effective April 1, 2020.
(b) Includes amortization of the $5.0 million loan modification fee paid by the borrower in November 2018. Additionally, the 2020 and 2019 amounts include $1.5 million and $0.5 million, respectively, of interest income recognition relating to an exit fee that was due upon repayment of the loan.
(c) The 2020 and 2019 amounts included $2.3 million and $0.6 million, respectively, of interest income recognition relating to an exit fee that is due upon repayment of the loan.

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

The Residences at Annapolis Junction

On April 21, 2016, the Company entered into a note receivable with a maximum principal balance of $48.1 million in the Annapolis Junction residential component of the Annapolis Junction Town Center project in Maryland ("Annapolis Junction"). The Residences at Annapolis Junction is an apartment development project with 416 residential units. It is part of a mixed-use development project that is also planned to have 17,000 square feet of retail space and a 150-room hotel. Annapolis Junction Apartments Owner, LLC ("AJAO") is the developer of the residential component and engaged the Company to serve as construction general contractor for the residential component. The Residences at Annapolis Junction opened during 2017 and 2018.

On October 30, 2020, the Company acquired 79% of AJAO. As part of this purchase, the Company extinguished its note receivable for this project, assumed an $83.4 million senior loan, and made a cash payment of $0.2 million. The Company consolidated the project in its consolidated financial statements for the year ended December 31, 2020.

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

During 2020, the Delray Plaza loan was modified to (i) increase the maximum amount of the loan to $17.0 million, with $2.0 million of additional funds borrowed at an interest rate of 6% in order to fund final development activities, (ii) extend the maturity date to April 1, 2020, and (iii) require the borrower to tender 125,843 Class A Units that were pledged as collateral for this loan and establish a $2.5 million reserve account to be used for certain unpaid development project costs.

Management has concluded that this entity is a VIE. Because DPH is the developer of Delray Plaza, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Nexton Square

On August 31, 2018, the Company financed a $2.2 million bridge loan to SC Summerville Brighton, LLC ("Brighton"), the developer of Nexton Square, a shopping center development project located in Summerville, South Carolina. The shopping center may comprise as many as 16 buildings. The loan was subsequently increased to $17.0 million.

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

In May 2020, the Company modified the Interlock Commercial loan to allow for an additional $8.0 million of loan funding; this additional loan funding may be available for cost overruns as well as the building of townhome units as an additional phase of this development project. The borrower subsequently decided to forego development of these townhome units. The borrower also modified the senior construction loan on the project.

On October 2, 2020, the Interlock Commercial loan was modified to decrease the exit fee, subject to the satisfaction of certain conditions. As a result, the exit fee for this loan may range from $6.5 million to $7.5 million.The Company has reduced its estimate of exit fees to be collected to $6.5 million and prospectively adjusted the recognition of the exit fee in interest income. The Company has recognized $2.9 million of this fee as of December 31, 2020.

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

Harbor Point Parcel 3

On December 15, 2020, the Company funded a $6.8 million loan to Harbor Point Parcel 3 Holdings, LLC ("Parcel 3 Holdings"), the developer and the Company's joint venture partner for the development of future Harbor Point Parcel 3 office building in Baltimore, Maryland. Harbor Point Parcel 3 is a project to develop and build T. Rowe Price's new 450,000 square feet global headquarters in Baltimore's Harbor Point. The loan bears interest at a rate of 6% per annum and is secured by the joint venture membership interest held by Parcel 3 Holdings. The loan matures on December 1, 2021 and has an option to extend the maturity date to March 1, 2022.

Guarantee liabilities

As of December 31, 2020, the Company had outstanding payment guarantees for the senior loans on Delray Plaza, and Interlock Commercial as described above. As of December 31, 2020 and 2019, the Company has recorded a guarantee liability of $2.6 million and $5.3 million, respectively, representing their unamortized fair value. These guarantees are classified as other liabilities on the Company's consolidated balance sheets, with a corresponding adjustment to the notes receivable balance on the consolidated balance sheets. See Note 18 for additional information on the Company's outstanding guarantees.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities. As of December 31, 2020, the Company had three mezzanine loans, all of which are secured by second liens on development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

The Company updated the risk ratings for each of its notes receivable as of December 31, 2020 and obtained industry loan loss data relative to these risk ratings. The Company’s analysis resulted in an allowance for loan losses of approximately $2.6 million as of the year ended December 31, 2020.

The following table presents amortized cost basis of the portfolio by year of origination and risk rating as of December 31, 2020 (in thousands):

	Year of Origination
Risk Ratings	2020	2019	2018	2017	2016	Total
Pass	$6,766	$—	$115,082	$—	$—	$121,848
Special Mention	—	—	—	—	—	—
Substandard	—	—	—	13,570	—	13,570
Total amortized cost basis	$6,766	$—	$115,082	$13,570	$—	$135,418

As of December 31, 2019, there was no allowance for loan losses. At December 31, 2020, the Company reported $135.4 million of notes receivable, net of allowances of $2.6 million. Changes in the allowance for the year ended December 31, 2020 were as follows (in thousands):

Twelve Months Ended December 31, 2020
Beginning balance (December 31, 2019)	$—
Cumulative effect of accounting change	2,825
Unrealized credit loss provision	256
Extinguishment due to acquisition	(497)
Ending balance	$2,584

As of December 31, 2019, there were no loans on nonaccrual status. During the year ended December 31, 2020, the Company placed the loans for Delray Plaza and The Residences at Annapolis Junction on nonaccrual status with total amortized cost basis of $13.6 million. As a result, there was $5.1 million of interest income not recognized during the twelve months ended December 31, 2020.

7.    Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of December 31, 2020 during the year ending December 31, 2021.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the year ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31, 2020		Year ended December 31, 2019
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$249	$5,306	$1,358	$3,037
Revenue recognized that was included in the balance at the beginning of the period	—	(5,306)	—	(3,037)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	6,244	—	6,283
Transferred to receivables	(545)	—	(2,557)	—
Construction contract costs and estimated earnings not billed during the period	138	—	249	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	296	(156)	1,199	(977)
Ending balance	$138	$6,088	$249	$5,306

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.7 million and $0.9 million were deferred as of December 31, 2020 and 2019, respectively. Amortization of pre-contract costs for the years ended December 31, 2020 and 2019 was $0.8 million and $0.6 million, respectively.

Construction receivables and payables include retentions—amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2020 and 2019, construction receivables included retentions of $17.1 million and $9.0 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2020 during the year ending December 31, 2021. As of December 31, 2020 and 2019, construction payables included retentions of $17.7 million and $18.0 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2020 during the year ending December 31, 2021.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Costs incurred on uncompleted construction contracts	$905,037	$695,564
Estimated earnings	32,130	24,553
Billings	(943,117)	(725,174)
Net position	$(5,950)	$(5,057)

Construction contract costs and estimated earnings in excess of billings	$138	$249
Billings in excess of construction contract costs and estimated earnings	(6,088)	(5,306)
Net position	$(5,950)	$(5,057)

The Company's balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) for each of the three years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning backlog	$242,622	$165,863	$49,167
New contracts/change orders	45,882	182,495	192,852
Work performed	(217,246)	(105,736)	(76,156)
Ending backlog	$71,258	$242,622	$165,863

The Company expects to complete a majority of the uncompleted contracts as of December 31, 2020 during the next 12 to 18 months.

8.    Indebtedness

The Company’s indebtedness comprised the following as of December 31, 2020 and 2019 (dollars in thousands):

	Principal Balance		Interest Rate (a)		Maturity Date
	December 31,		December 31,
	2020	2019	2020
Secured Debt
Hanbury Village (b)	$—	$18,515	3.78%		August 15, 2022
Sandbridge Commons (c)	—	8,020	LIBOR + 1.75%		January 17, 2023
Southgate Square	19,682	20,562	LIBOR + 1.60%		April 29, 2021
Nexton Square (d)	22,909	—	LIBOR + 2.25%		August 8, 2021
Encore Apartments (d)(e)	24,337	24,842	3.25%		September 10, 2021
4525 Main Street (d)(e)	31,231	31,876	3.25%		September 10, 2021
Red Mill West	10,851	11,296	4.23%		June 1, 2022
Thames Street Wharf	70,000	70,000	LIBOR + 1.30%	(h)	June 26, 2022
Marketplace at Hilltop	10,120	10,517	4.42%		October 1, 2022
1405 Point	53,000	53,000	LIBOR + 2.25%		January 1, 2023
Socastee Commons	4,458	4,567	4.57%		January 6, 2023
Wills Wharf	59,044	29,154	LIBOR + 2.25%		June 26, 2023
249 Central Park Retail (f)	16,597	16,828	LIBOR + 1.60%	(h)	August 10, 2023
Fountain Plaza Retail (f)	9,988	10,127	LIBOR + 1.60%	(h)	August 10, 2023
South Retail (f)	7,287	7,388	LIBOR + 1.60%	(h)	August 10, 2023
Hoffler Place (g)	18,400	29,059	LIBOR + 2.60%		January 1, 2024
Summit Place (g)	23,100	28,824	LIBOR + 2.60%		January 1, 2024
One City Center	24,712	25,286	LIBOR + 1.85%		April 1, 2024
Red Mill Central	2,363	2,538	4.80%		June 17, 2024
Solis Gainesville	—	—	LIBOR + 3.00%		August 31, 2024
Premier Apartments (i)	16,716	16,750	LIBOR + 1.55%		October 31, 2024
Premier Retail (i)	8,241	8,250	LIBOR + 1.55%		October 31, 2024
Red Mill South	5,833	6,137	3.57%		May 1, 2025
Brooks Crossing Office	15,393	14,411	LIBOR + 1.60%		July 1, 2025
Market at Mill Creek	13,789	14,727	LIBOR + 1.55%		July 12, 2025
Johns Hopkins Village	50,859	51,800	LIBOR + 1.25%	(h)	August 7, 2025
North Point Center Note 2	2,094	2,214	7.25%		September 15, 2025
Lexington Square	14,440	14,696	4.50%		September 1, 2028
Red Mill North	4,294	4,394	4.73%		December 31, 2028
Greenside Apartments	33,310	34,000	3.17%		December 15, 2029
The Residences at Annapolis Junction	84,375	—	SOFR + 2.66%		November 1, 2030
Smith's Landing	17,331	18,174	4.05%		June 1, 2035
Liberty Apartments	13,877	14,165	5.66%		November 1, 2043
Edison Apartments	16,272	—	5.30%		December 1, 2044
The Cosmopolitan	42,909	43,702	3.35%		July 1, 2051
Total secured debt	$747,812	$645,819
Unsecured Debt
Senior unsecured revolving credit facility	10,000	110,000	LIBOR+1.30%-1.85%		January 24, 2024
Senior unsecured term loan	19,500	44,500	LIBOR+1.25%-1.80%		January 24, 2025
Senior unsecured term loan	185,500	160,500	LIBOR+1.25%-1.80%	(h)	January 24, 2025
Total unsecured debt	$215,000	$315,000
Total principal balances	$962,812	$960,819
Unamortized GAAP adjustments	(8,971)	(10,282)
Other note payable (j)	10,004	—
Indebtedness, net	$963,845	$950,537
________________________________________
(a) LIBOR and SOFR rates are determined by individual lenders.
(b) On September 22, 2020, Hanbury Village Note was paid off.
(c) On October 6, 2020, Sandbridge Commons Note was paid off.

(d) Refinanced subsequent to year end.
(e) Cross collateralized.
(f) Cross collateralized.
(g) Cross collateralized.
(h) Includes debt subject to interest rate swap agreements.
(i) Cross collateralized.
(j) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 42-year remaining lease term and an earn-out liability for the Gainesville development project.

The Company’s indebtedness was comprised of the following fixed and variable-rate debt as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Fixed-rate debt	$573,951	$488,276
Variable-rate debt	388,861	472,543
Total principal balance	$962,812	$960,819

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2020, the Company was in compliance with all loan covenants.

Scheduled principal repayments and maturities during each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Scheduled Principal Payments	Maturities	Total Payments
2021	$10,682	$97,151	$107,833
2022	9,667	89,570	99,237
2023	9,060	147,320	156,380
2024	9,346	98,918	108,264
2025	7,539	279,107	286,646
Thereafter	91,356	113,096	204,452
Total (1)	$137,650	$825,162	$962,812
________________________________________
(1)Debt principal payments and maturities exclude increased ground lease payments at 1405 Point and accrued earn-out payments to the Company’s joint venture partner at Gainesville, each of which is classified as notes payable in the Company's consolidated balance sheets.

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

The revolving credit facility bears interest at LIBOR (the London Inter-Bank Offered Rate) plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility. As of December 31, 2020, the interest rates on the revolving credit facility and the term loan facility were 1.64% and 1.59%, respectively. If the Company attains investment grade credit ratings from S&P and Moody’s, the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

Other 2020 Financing Activity

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

On August 31, 2020, the Company entered into a $31.4 million construction loan agreement for the development project owned by the Gainesville Partnership. The loan bears interest at a rate of LIBOR plus a spread of 3.00% (LIBOR has a floor of 0.75%). The loan matures on August 31, 2024 and has one 12-month extension option. The Company's joint venture partner in the Gainesville Partnership has guaranteed payment of 55% of loan advances.

On September 22, 2020, as a part of the Nexton Square acquisition, the Company assumed a note payable of $22.9 million. The loan bears interest at a rate of LIBOR plus a spread of 2.25% and will mature on August 8, 2021.

On September 22, 2020, the Company paid off the Hanbury Village loan in full. This property was added to the unencumbered borrowing base for the revolving credit facility.

On October 1, 2020, the Company assumed a $16.4 million loan payable with the acquisition of Edison Apartments, a multifamily property located in downtown Richmond, Virginia

On October 6, 2020, the Company paid off the Sandbridge Commons loan in full. This property was added to the unencumbered borrowing base for the revolving credit facility.

On October 30, 2020, as part of the acquisition of The Residences at Annapolis Junction, the Company assumed an $83.4 million senior loan, which was immediately refinanced with a new $84.4 million loan. This new loan bears interest at a rate of SOFR plus a spread of 2.66% and will mature on November 1, 2030.

On December 22, 2020, the Company refinanced the Summit Place loan. The Company decreased the balance to $23.1 million by paying down $11.5 million. The loan bears interest at a rate of LIBOR plus a spread of 2.60% (LIBOR has a 0.40% floor) and will mature on January 1, 2024.

On December 22, 2020, the Company refinanced the Hoffler Place loan. The Company decreased the balance to $18.4 million by paying down $12.8 million. The loan bears interest at a rate of LIBOR plus a spread of 2.60% (LIBOR has a 0.40% floor) and will mature on January 1, 2024.

In April 2020, the Company proactively obtained a waiver from the lender for the Premier Retail/Apartments property wherein it did not have to meet the minimum debt service coverage requirement for the period ended June 30, 2020. The Company also proactively obtained a waiver from the lender for the 249 Central Park, Fountain Plaza Retail, and South Retail properties wherein it did not have to meet the minimum debt service coverage requirement for the periods ended June 30, 2020 and December 31, 2020. As of December 31, 2020, the Company was in compliance with all covenants on its outstanding indebtedness after giving effect to the waivers granted.

During the year ended December 31, 2020, the Company borrowed $39.7 million under its existing construction loans to fund new development and construction.

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

Other 2018 Financing Activity

On January 22, 2018, the Company extended and modified the Sandbridge Commons note. The note bore interest at a rate of LIBOR plus a spread of 1.75%. On October 6, 2020, the Company paid off the Sandbridge Commons note in full.

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

9.    Derivative Financial Instruments

During the three years ended December 31, 2020, the Company had the following LIBOR and SOFR interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		LIBOR Strike Rate	SOFR Strike Rate	Premium Paid
2/25/2016	3/1/2018	$75,000		1.50%	N/A	$57
6/17/2016	6/17/2018	70,000		1.00%	N/A	150
2/7/2017	3/1/2019	50,000		1.50%	N/A	187
6/23/2017	7/1/2019	50,000		1.50%	N/A	154
9/18/2017	10/1/2019	50,000		1.50%	N/A	199
11/28/2017	12/1/2019	50,000		1.50%	N/A	359
3/7/2018	4/1/2020	50,000		2.25%	N/A	310
7/16/2018	8/1/2020	50,000		2.50%	N/A	319
12/11/2018	1/1/2021	50,000		2.75%	N/A	210
5/15/2019	6/1/2022	100,000		2.50%	N/A	288
1/10/2020	2/1/2022	50,000	(a)	1.75%	N/A	87
1/28/2020	2/1/2022	50,000	(a)	1.75%	N/A	62
3/2/2020	3/1/2022	100,000	(a)	1.50%	N/A	111
7/1/2020	7/1/2023	100,000	(a)	0.50%	N/A	232
11/1/2020	11/1/2023	84,375	(a)	N/A	1.84%	91
						$2,816
________________________________________
(a) Designated as a cash flow hedge.

As of December 31, 2020, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
John Hopkins Village	50,859	(a)	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	(a)	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,872	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	(a)	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.55%	2.00%	4/1/2020	4/1/2024
Total	$340,231
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

The Company’s derivatives comprised the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$50,000	$—	$(3,056)	$100,000	$—	$(1,992)
Interest rate caps	150,000	4	—	250,000	25	—
Total derivatives not designated as accounting hedges	200,000	4	(3,056)	350,000	25	(1,992)
Derivatives designated as accounting hedges
Interest rate swaps	290,231	—	(11,797)	146,642	—	(5,728)
Interest rate caps	384,375	86	—	—	—	—
Total derivatives	$874,606	$90	$(14,853)	$496,642	$25	$(7,720)

The changes in the fair value of the Company’s derivatives during the years ended December 31, 2020, 2019, and 2018 was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Interest rate swaps	$(10,318)	$(6,050)	$(2,281)
Interest rate caps	(518)	(2,053)	(564)
Total change in fair value of interest rate derivatives	$(10,836)	$(8,103)	$(2,845)
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$(1,085)	$(3,599)	$(951)
Unrealized cash flow hedge losses	(9,751)	(4,504)	(1,894)
Total change in fair value of interest rate derivatives	$(10,836)	$(8,103)	$(2,845)

10.    Equity

Stockholders’ Equity

As of December 31, 2020 and 2019, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 59.1 million and 56.3 million shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively. The Company had 6.8 million and 2.5 million shares of its Series A Preferred Stock (as defined below) issued and outstanding as of December 31, 2020 and 2019, respectively.

Common Stock

On February 26, 2018, the Company commenced an at-the-market continuous equity offering program (the "2018 ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock. Upon commencing the 2018 ATM Program, the Company simultaneously terminated the 2016 ATM Program. On August 6, 2019, the Company entered into amendments (the "Amendments") to the separate sales agreements related to the 2018 ATM Program, which, among other things, increased the aggregate offering price of shares of the Company’s common stock under the ATM Program from $125.0 million to $180.7 million. During the years ended December 31, 2020 and 2019, the Company issued and sold 92,577 and 5,871,519 shares of common stock at a weighted average price of $18.23 and $16.76 per share under the 2018 ATM Program, receiving net proceeds after offering costs and commissions of $1.7 million and $97.0 million, respectively.

On March 10, 2020, the Company commenced a new at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through the forward purchaser. Upon commencing the ATM Program, the Company simultaneously terminated the 2018 ATM Program. During the year ended December 31, 2020, the Company issued and sold 1,783,768 shares of common stock at a weighted average price of $10.48 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $18.4 million. During the year ended December 31, 2020, the Company issued and sold 713,418 shares of the Series A Preferred Stock at a weighted average price of $22.88 per share (inclusive of accrued dividends) under the ATM Program, receiving net proceeds, after offering costs and commissions, of $16.1 million.

Preferred Stock

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

•the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference plus the amount of any accrued and unpaid distributions to, but not including, the change of control conversion date (unless the change of control conversion date is after a record date for a Series A Preferred Stock distribution payment and prior to the corresponding Series A Preferred Stock distribution payment date, in which case no additional amount for such accrued and unpaid distribution will be included in this sum) by (ii) the Common Stock Price (as defined in the articles supplementary designating the terms of the Series A Preferred Stock); and

•2.97796 (i.e., the Share Cap), subject to certain adjustments;

subject, in each case, to certain adjustments and provisions for the receipt of alternative consideration of equivalent value as described in the articles supplementary designating the terms of the Series A Preferred Stock.

Noncontrolling Interests

As of December 31, 2020 and 2019, the Company held a 73.9% and 72.6% common interest in the Operating Partnership, respectively. As of December 31, 2020, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 73.9% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. As of December 31, 2020, there were 20,865,485 Class A Units of limited partnership interest in the Operating partnership not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $0.5 million relates to the minority partners' interest in certain joint venture entities as of December 31, 2020, including Hoffler Place, The Residences at Annapolis Junction, and Summit Place. The noncontrolling interest for the consolidated entities under development or construction was $4.5 million as of December 31, 2019.

On July 1, 2020, due to the holders of Class A Units tendering an aggregate of 756,697 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

As partial consideration for the acquisition of Edison Apartments, the Operating Partnership issued 633,734 Class A Units on October 1, 2020.

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

Dividends and Class A Unit Distributions

During the years ended December 31, 2020, 2019, and 2018, the Company declared dividends per common share and distributions per unit of $0.44, $0.84, and $0.80, respectively. During the years ended December 31, 2020, 2019, and 2018, these common stock dividends totaled $25.3 million, $45.4 million, and $38.7 million, respectively, and these Operating Partnership distributions totaled $9.2 million, $16.9 million, and $13.8 million, respectively.

The tax treatment of dividends paid to common stockholders during the years ended December 31, 2020, 2019, and 2018 was as follows (unaudited):

	Years ended December 31,
	2020	2019	2018
Capital gains	—%	10.62%	9.49%
Ordinary income	59.09%	68.83%	63.40%
Return of capital	40.91%	20.55%	27.11%
Total	100.00%	100.00%	100.00%

During the years ended December 31, 2020 and 2019, the Company declared dividends of $1.687500 and $0.970315 per share, respectively, to holders of Series A Preferred Stock. During the years ended December 31, 2020 and 2019, these preferred stock dividends totaled $7.3 million and $2.5 million, respectively. The Company did not have dividends for preferred shares during the year ended December 31, 2018.

11.    Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of December 31, 2020, the Company had 728,783 shares of common stock available for issuance under the Equity Plan.

During the years ended December 31, 2020, 2019, and 2018, the Company granted an aggregate of 176,382, 154,030 and 164,241 shares of restricted stock to employees and nonemployee directors, respectively. The grant date fair value of the restricted stock awards granted during the years ended December 31, 2020, 2019, and 2018 was $2.8 million, $2.4 million and $2.2 million, respectively. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Nonemployee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the year ended December 31, 2020, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial. During the three months ended March 31, 2020, 10,600 shares were issued with a grant date fair value of $18.08 per share due to the partial vesting of performance units awarded to certain employees in 2017. Of those shares, 3,677 were surrendered by the employees for income tax withholdings. During the three months ended December 31, 2020, 10,842 shares were issued with a grant date fair value of $11.11 per share due to the partial vesting of performance units awarded to certain employees in 2016 and 2017. Of those shares, 3,165 were surrendered by the employees for income tax withholdings.

During the years ended December 31, 2020, 2019, and 2018, the Company recognized $2.9 million, $2.4 million and $2.0 million of stock-based compensation, respectively. As of December 31, 2020, the total unrecognized compensation cost related to nonvested restricted shares was $0.8 million, substantially all of which the Company expects to recognize over the next 15 months.

Compensation cost relating to stock-based compensation for the years ended December 31, 2020, 2019, and 2018 was recorded as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
General and administrative expense	$1,615	$1,211	$1,073
General contracting and real estate services expenses	763	402	213
Capitalized in conjunction with development projects	483	746	661
Total stock-based compensation cost	$2,861	$2,359	$1,947

The following table summarizes the changes in the Company’s nonvested restricted stock awards during the year ended December 31, 2020:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested as of January 1, 2020	143,952	$14.88
Granted	176,382	15.77
Vested	(151,041)	15.42
Forfeited	(1,715)	16.35
Nonvested as of December 31, 2020	167,578	$15.31

Restricted stock awards granted and vested during the year ended December 31, 2020 include 27,060 shares tendered by employees to satisfy minimum statutory tax withholding obligations.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net	$963,845	$980,714	$950,537	$958,421
Notes receivable	135,432	135,223	159,371	159,371
Interest rate swap liabilities	14,853	14,853	7,720	7,720
Interest rate swap and cap assets	90	90	25	25

13.    Income Taxes

The income tax benefit (provision) for the years ended December 31, 2020, 2019, and 2018 comprised the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Federal income taxes:
Current	$290	$430	$(14)
Deferred	(18)	(20)	37
State income taxes:
Current	14	85	(1)
Deferred	(3)	(4)	7
Income tax benefit	$283	$491	$29

As of December 31, 2020 and 2019, the Company had $0.5 million and $0.9 million, respectively, of net deferred tax assets representing net operating losses of the TRS that are being carried forward and basis differences in the assets of the TRS. The deferred tax assets are presented within other assets in the consolidated balance sheets.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2020 and 2019. The Company is generally subject to examination by the applicable taxing authorities for the tax years 2017 through 2020. The Company does not currently have any ongoing tax examinations by taxing authorities.

14.    Other Assets

Other assets were comprised of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Leasing costs, net	$13,007	$11,357
Leasing incentives, net	3,303	2,855
Interest rate swaps and caps	90	25
Prepaid expenses and other	11,542	12,192
Preacquisition and predevelopment costs	15,382	6,472
Other assets	$43,324	$32,901

15.    Other Liabilities

Other liabilities were comprised of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Dividends and distributions payable	$11,753	$17,477
Acquired lease intangibles, net	15,621	21,300
Prepaid rent and other	9,068	8,604
Security deposits	2,976	2,673
Interest rate swaps	14,853	7,720
Guarantee liability	2,631	5,271
Other liabilities	$56,902	$63,045

16.    Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2020 (in thousands):

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$110,643	$54,276	$56,367
Above-market lease assets	5,638	3,851	1,787
Below-market ground lease assets
Below-market operating ground lease assets	1,920	406	1,514
Below-market finance ground lease assets	6,629	261	6,368
Below-market lease liabilities	25,015	9,394	15,621

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2019 (in thousands):

	December 31, 2019
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$112,555	$47,341	$65,214
Above-market lease assets	7,039	3,551	3,488
Below-market ground lease assets
Below-market operating ground lease assets	1,920	352	1,568
Below-market finance ground lease assets	6,629	102	6,527
Below-market lease liabilities	29,575	8,275	21,300

During the years ended December 31, 2020, 2019, and 2018, the Company recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Years Ended December 31,
	2020	2019	2018
Intangible lease assets
In-place lease assets	$6,935	$14,971	$7,676
Above-market lease assets	300	875	753
Below-market ground lease assets
Amortization of below-market operating ground lease assets (a)	54	53	53
Amortization of below-market finance ground lease assets (a)(b)	159	102	—
Intangible lease liabilities
Below-market lease liabilities	1,119	2,261	1,754
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

As of December 31, 2020, the weighted-average remaining lives of in-place lease assets, above-market lease assets, below-market lease liabilities, below-market ground lease assets - operating and below-market ground lease assets - finance were 7.3 years, 3.0 years, 12.9 years, 28.5 years, and 40.2 years, respectively. As of December 31, 2020, the weighted-average remaining life of below-market lease renewal options was 9.1 years.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

		Depreciation and
	Rental Revenues	Amortization
Year ending December 31,
2021	$1,433	$13,184
2022	1,443	8,232
2023	1,341	6,780
2024	1,383	5,560
2025	1,347	4,962

17.    Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these consolidated financial statements. Revenue from construction contracts with related party entities of the Company was $52.2 million, $5.7 million and $1.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. Gross profits from such contracts were $2.0 million, $0.2 million and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, there was $8.6 million and $1.9 million, respectively, outstanding from related parties of the Company included in net construction receivables. Real estate services fees from affiliated entities of the Company were not material for any of the years ended December 31, 2020, 2019, and 2018. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the years ended December 31, 2020, 2019, and 2018.

The general contracting services described above include contracts with an aggregate price of $81.0 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage to be located in Virginia Beach, Virginia. The developer is owned in part by executives of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in October and December 2019 and are projected to result in aggregate gross profit of $3.1 million to the Company, representing a gross profit margin of 3.8%. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, which remains outstanding as of December 31, 2020.

On October 1, 2020, the Company acquired Edison Apartments, a multifamily property located in downtown Richmond, Virginia, for consideration comprised of 633,734 Class A Units, the assumption of a $16.4 million loan payable, and the assumption of $1.1 million in other assets and liabilities. The seller of the project is comprised in part by members of the Company's management and board of directors. Additionally, a development fee of $1.8 million, which was included in the assumed assets and liabilities, was paid to the development group partially owned by members of the Company's management and board of directors.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the payment guarantees made by the Company as of December 31, 2020 (in thousands):

Payment guarantee amount
Delray Plaza	$5,180
Interlock Commercial	34,300
Total	$39,480

    Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens, and defect bonds. Such bonds collectively totaled $2.4 million and $4.3 million as of December 31, 2020 and 2019, respectively. In addition, during the year ended December 31, 2019, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project, which was still in effect at December 31, 2020.

The Operating Partnership has entered into standby letters of credit related to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of December 31, 2020 and 2019, the Operating Partnership had an outstanding letter of credit of $9.5 million, as noted above.

Concentrations of Credit Risk

The majority of the Company’s properties are located in Hampton Roads, Virginia. For the years ended December 31, 2020, 2019, and 2018, rental revenues from Hampton Roads properties represented 44%, 48% and 53%, respectively, of the Company’s rental revenues. Many of the Company’s Hampton Roads properties are located in the Town Center of Virginia Beach. For the years ended December 31, 2020, 2019, and 2018, rental revenues from Town Center properties represented 27%, 31% and 38%, respectively, of the Company’s rental revenues.

A group of three construction customers comprised 65%, 67%, and 55% of the Company’s general contracting and real estate services revenues for the years ended December 31, 2020, 2019, and 2018, respectively. The same customers represented 72%, 66%, and 28% of the Company’s general contracting and real estate services segment gross profit for the years ended December 31, 2020, 2019, and 2018, respectively.

19.     Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Real Estate

On January 4, 2021, the Company completed the sale of the 7-Eleven outparcel at Hanbury Village. Net proceeds after the transaction costs were $2.8 million. The gain on disposition is estimated at $2.4 million.

On January 14, 2021, the Company completed the sale of a land outparcel at Nexton Square for a sale price of $0.9 million. There was no gain or loss on the disposition.

Indebtedness

On January 15, 2021, the Company refinanced the loan secured by 4525 Main Street and Encore Apartments. The Company increased the total balance of the loan to $57.0 million. The new loan bears interest at a rate of 2.93% and will mature on February 10, 2026.

On January 28, 2021, the Company refinanced the Nexton Square loan and paid the balance down by $2.0 million, bringing the balance to $20.1 million. The loan bears interest at a rate of LIBOR plus a spread of 2.25% (LIBOR has a 0.25% floor) and will mature on February 1, 2023.

Borrowings under the revolving credit facility were $25.0 million on February 19, 2021.

Derivative Financial Instruments

On February 2, 2021, the Company entered into a LIBOR interest rate cap agreement on a notional amount of $100.0 million at a strike rate of 0.50% for a premium of less than $0.1 million. The interest rate cap will expire on February 1, 2023.

Equity

On January 7, 2021, the Company paid cash dividends of $6.5 million to common stockholders and the Operating Partnership paid cash distributions of $2.3 million to holders of Class A Units. These dividends and distributions were declared and accrued as of December 31, 2020.

On January 12, 2021, due to a holder of Class A Units tendering 12,000 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request through issuance of an equal numbers of shares of common stock.

On January 15, 2021, the Company paid cash dividends of $2.9 million to the holders of the Series A Preferred Stock. These dividends were declared and accrued as of December 31, 2020.

On February 9, 2021, the Company announced that its board of directors declared a cash dividend of $0.15 per common share for the first quarter of 2021. This represents a 36.0% increase over the prior quarter's cash dividend. The first quarter dividend will be payable in cash on April 8, 2021 to stockholders of record on March 31, 2021.

On February 9, 2021, the Company announced that its board of directors declared a cash dividend of $0.421875 per share of Series A Preferred Stock for the first quarter of 2021. The dividend will be payable in cash on April 15, 2021 to stockholders of record on April 1, 2021.

Commitments

On January 7, 2021, the Operating Partnership entered into a $15.0 million standby letter of credit to guarantee the funding of its investment in the Harbor Point Parcel 3 partnership.

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation
December 31, 2020

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount (1)	Acquisition
Office
4525 Main Street	$31,231		$982	$—	$52,562	$982	$52,562	$53,544	$9,994	$43,550	2014
Armada Hoffler Tower	—	(2)	1,976	—	61,372	1,976	61,372	63,348	38,057	25,291	2002
Brooks Crossing Office	15,393		295	—	19,546	295	19,546	19,841	1,129	18,712	2016
One City Center	24,712		2,911	28,202	6,173	2,911	34,375	37,286	1,655	35,631	2019
One Columbus	—	(2)	960	10,269	12,857	960	23,126	24,086	12,878	11,208	1984
Thames Street Wharf	70,000		15,861	64,689	233	15,861	64,922	80,783	2,539	78,244	2010/2019
Two Columbus	—	(2)	53	—	21,145	53	21,145	21,198	9,487	11,711	2009
Wills Wharf	59,044		—	—	104,209	—	104,209	104,209	1,205	103,004	2019	(4)
Total office	$200,380		$23,038	$103,160	$278,097	$23,038	$381,257	$404,295	$76,944	$327,351
Retail
249 Central Park Retail	$16,597		$712	$—	$16,526	$712	$16,526	$17,238	$8,703	$8,535	2004
Apex Entertainment	—	(2)	67	—	17,827	67	17,827	17,894	5,360	12,534	2002
Broad Creek Shopping Center	—	(2)	—	—	9,101	—	9,101	9,101	4,593	4,508	1997-2001
Broadmoor Plaza	—	(2)	2,410	9,010	1,029	2,410	10,039	12,449	2,356	10,093	1980/2016
Brooks Crossing Retail	—		359	—	2,333	359	2,333	2,692	303	2,389	2016
Columbus Village	—	(2)	7,631	10,135	8,019	7,631	18,154	25,785	3,326	22,459	1980/2015
Columbus Village II	—	(2)	14,536	10,922	63	14,536	10,985	25,521	1,788	23,733	1995/2016
Commerce Street Retail	—	(2)	118	—	3,317	118	3,317	3,435	1,872	1,563	2008
Courthouse 7-Eleven	—	(2)	1,007	—	1,044	1,007	1,044	2,051	244	1,807	2011
Dimmock Square	—	(2)	5,100	13,126	392	5,100	13,518	18,618	2,438	16,180	1998/2014
Fountain Plaza Retail	9,988		425	—	7,406	425	7,406	7,831	3,799	4,032	2004
Greentree Shopping Center	—	(2)	1,103	—	4,136	1,103	4,136	5,239	1,077	4,162	2014
Hanbury Village	—	(2)	2,566	—	16,249	2,566	16,249	18,815	7,037	11,778	2006
Harrisonburg Regal	—		1,554	—	4,148	1,554	4,148	5,702	2,309	3,393	1999
Lexington Square	14,440		3,035	20,581	269	3,035	20,850	23,885	1,658	22,227	2017/2018
Market at Mill Creek	13,789		2,261	—	20,878	2,261	20,878	23,139	1,156	21,983	2018
Marketplace at Hilltop	10,120		2,023	19,886	50	2,023	19,936	21,959	955	21,004	2000/2019
Nexton Square	22,909		9,086	27,760	807	9,086	28,567	37,653	337	37,316	2020/2020
North Hampton Market	—	(2)	7,250	10,210	687	7,250	10,897	18,147	2,175	15,972	2004/2016
North Point Center	2,094	(3)	1,936	—	25,733	1,936	25,733	27,669	15,053	12,616	1998
Oakland Marketplace	—	(2)	1,850	3,370	692	1,850	4,062	5,912	1,124	4,788	2004/2016
Parkway Centre	—	(2)	1,372	7,864	114	1,372	7,978	9,350	717	8,633	2017/2018
Parkway Marketplace	—	(2)	1,150	—	3,841	1,150	3,841	4,991	2,133	2,858	1998
Patterson Place	—	(2)	15,059	20,180	726	15,059	20,906	35,965	3,235	32,730	2004/2016
Perry Hall Marketplace	—	(2)	3,240	8,316	459	3,240	8,775	12,015	1,901	10,114	2001/2015
Premier Retail	8,241		318	—	15,069	318	15,069	15,387	979	14,408	2018

Providence Plaza	—	(2)	9,950	12,369	1,580	9,950	13,949	23,899	2,460	21,439	2007/2015
Red Mill Commons	23,341	(3)	44,252	30,348	778	44,252	31,126	75,378	2,623	72,755	2000/2019
Sandbridge Commons	—	(2)	4,825	—	7,365	4,825	7,365	12,190	1,833	10,357	2015
Socastee Commons	4,458		2,320	5,380	149	2,320	5,529	7,849	1,147	6,702	2000/2015
South Retail	7,287		190	—	8,165	190	8,165	8,355	4,809	3,546	2002
South Square	—	(2)	14,130	12,670	930	14,130	13,600	27,730	2,390	25,340	1977/2016
Southgate Square	19,682		10,238	25,950	4,700	10,238	30,650	40,888	4,336	36,552	1991/2016
Southshore Shops	—	(2)	1,770	6,509	208	1,770	6,717	8,487	937	7,550	2006/2016
Studio 56 Retail	—	(2)	76	—	2,532	76	2,532	2,608	1,083	1,525	2007
Tyre Neck Harris Teeter	—	(2)	—	—	3,306	—	3,306	3,306	1,422	1,884	2011
Wendover Village	—	(2)	19,893	22,638	475	19,893	23,113	43,006	3,115	39,891	2004/2016-2019
Total retail	$152,946		$193,812	$277,224	$191,103	$193,812	$468,327	$662,139	$102,783	$559,356
Multifamily
1405 Point	$53,000		$—	$95,466	$2,775	$—	$98,241	$98,241	$5,261	$92,980	2018/2019
Edison Apartments	16,272		3,428	18,582	383	3,428	18,965	22,393	128	22,265	1919 & 2014/2020
Encore Apartments	24,337		1,293	—	30,548	1,293	30,548	31,841	6,083	25,758	2014
Greenside Apartments	33,310		5,711	—	45,216	5,711	45,216	50,927	3,327	47,600	2018
Hoffler Place	18,400		7,401	—	40,197	7,401	40,197	47,598	1,668	45,930	2019
Johns Hopkins Village	50,859		—	—	70,117	—	70,117	70,117	10,071	60,046	2016
Liberty Apartments	13,877		3,580	23,494	2,084	3,580	25,578	29,158	5,951	23,207	2013/2014
Premier Apartments	16,716		647	—	29,169	647	29,169	29,816	2,060	27,756	2018
Smith’s Landing	17,331		—	35,105	2,588	—	37,693	37,693	9,164	28,529	2009/2013
Solis Gainesville	—		5,200	—	6,208	5,200	6,208	11,408	—	11,408	2020	(4)
Summit Place	23,100		7,315	—	48,567	7,315	48,567	55,882	576	55,306	2020
The Cosmopolitan	42,909		985	—	72,208	985	72,208	73,193	29,199	43,994	2006
The Residences at Annapolis Junction	84,375		14,774	104,801	34	14,774	104,835	119,609	750	118,859	2018/2020
Total multifamily	$394,486		$50,334	$277,448	$350,094	$50,334	$627,542	$677,876	$74,238	$603,638
Held for development	$—		$13,607	$—	$—	$13,607	$—	$13,607	$—	$13,607
Real estate investments	$747,812		$280,791	$657,832	$819,294	$280,791	$1,477,126	$1,757,917	$253,965	$1,503,952
________________________________________
(1)The net carrying amount of real estate for federal income tax purposes was $1,288.5 million as of December 31, 2020.
(2)Borrowing base collateral for the credit facility as of December 31, 2020.
(3)A portion of this property is borrowing base collateral for the credit facility as of December 31, 2020.
(4)Construction in progress as of December 31, 2020.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5—20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease
(or estimated useful life, if shorter)

	Real Estate		Accumulated
	Investments		Depreciation
	December 31,
	2020	2019	2020	2019
Balance at beginning of the year	$1,606,324	$1,176,586	$224,738	$188,775
Construction costs and improvements	58,039	143,700	—	—
Acquisitions	196,214	314,898	—	—
Dispositions	(101,768)	(28,117)	(14,444)	(1,818)
Reclassifications	(892)	(743)	—	(58)
Depreciation	—	—	43,671	37,839
Balance at end of the year	$1,757,917	$1,606,324	$253,965	$224,738