Form 10-Q
period 2021-03-31
Armada Hoffler Properties, Inc.
filed 2021-05-07
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
☐ Yes     ☒  No
As of May 4, 2021, the registrant had 60,310,692 shares of common stock, $0.01 par value per share, outstanding. In addition, as of May 4, 2021, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 20,853,485 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,708,474	$1,680,943
Held for development	11,294	13,607
Construction in progress	69,298	63,367
	1,789,066	1,757,917
Accumulated depreciation	(265,400)	(253,965)
Net real estate investments	1,523,666	1,503,952
Real estate investments held for sale	—	1,165
Cash and cash equivalents	24,762	40,998
Restricted cash	9,826	9,432
Accounts receivable, net	28,203	28,259
Notes receivable, net	133,206	135,432
Construction receivables, including retentions, net	30,712	38,735
Construction contract costs and estimated earnings in excess of billings	54	138
Equity method investment	4,967	1,078
Operating lease right-of-use assets	32,704	32,760
Finance lease right-of-use assets	47,821	23,544
Acquired lease intangible assets	60,006	58,154
Other assets	38,054	43,324
Total Assets	$1,933,981	$1,916,971
LIABILITIES AND EQUITY
Indebtedness, net	$975,147	$963,845
Accounts payable and accrued liabilities	15,587	23,900
Construction payables, including retentions	32,971	49,821
Billings in excess of construction contract costs and estimated earnings	3,062	6,088
Operating lease liabilities	41,694	41,659
Finance lease liabilities	45,917	17,954
Other liabilities	58,851	56,902
Total Liabilities	1,173,229	1,160,169
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized as of March 31, 2021 and December 31, 2020, 6,843,418 shares issued and outstanding as of March 31, 2021 and December 31, 2020	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 59,894,495 and 59,073,220 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	599	591
Additional paid-in capital	482,483	472,747
Distributions in excess of earnings	(119,053)	(112,356)
Accumulated other comprehensive loss	(6,385)	(8,868)
Total stockholders’ equity	528,729	523,199
Noncontrolling interests in investment entities	488	488
Noncontrolling interests in Operating Partnership	231,535	233,115
Total Equity	760,752	756,802
Total Liabilities and Equity	$1,933,981	$1,916,971

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenues	$45,741	$42,289
General contracting and real estate services revenues	35,563	47,268
Total revenues	81,304	89,557
Expenses
Rental expenses	10,832	9,375
Real estate taxes	5,306	4,333
General contracting and real estate services expenses	34,275	45,550
Depreciation and amortization	18,066	14,279
Amortization of right-of-use assets - finance leases	189	147
General and administrative expenses	4,021	3,793
Acquisition, development and other pursuit costs	71	27
Impairment charges	3,039	158
Total expenses	75,799	77,662
Gain on real estate dispositions	3,717	—
Operating income	9,222	11,895
Interest income	4,116	7,226
Interest expense on indebtedness	(7,613)	(7,959)
Interest expense on finance leases	(362)	(229)
Change in fair value of derivatives and other	393	(1,736)
Unrealized credit loss release (provision)	55	(377)
Other income (expense), net	179	58
Income before taxes	5,990	8,878
Income tax benefit	19	257
Net income	6,009	9,135
Net (income) loss attributable to noncontrolling interests:
Investment entities	—	92
Operating Partnership	(811)	(2,235)
Net income attributable to Armada Hoffler Properties, Inc.	5,198	6,992
Preferred stock dividends	(2,887)	(1,067)
Net income attributable to common stockholders	$2,311	$5,925
Net income attributable to common stockholders per share (basic and diluted)	$0.04	$0.11
Weighted-average common shares outstanding (basic and diluted)	59,422	56,398

Comprehensive income:
Net income	$6,009	$9,135
Unrealized cash flow hedge gains (losses)	2,276	(7,489)
Realized cash flow hedge losses reclassified to net income	1,078	392
Comprehensive income	9,363	2,038
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	—	92
Operating Partnership	(1,682)	(291)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$7,681	$1,839

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity

(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2020	$171,085	$591	$472,747	$(112,356)	$(8,868)	$523,199	$488	$233,115	$756,802
Net income	—	—	—	5,198	—	5,198	—	811	6,009
Unrealized cash flow hedge gains	—	—	—	—	1,685	1,685	—	591	2,276
Realized cash flow hedge losses reclassified to net income	—	—	—	—	798	798	—	280	1,078
Net proceeds from issuance of common stock	—	7	8,974	—	—	8,981	—	—	8,981
Restricted stock awards, net of tax withholding	—	1	633	—	—	634	—	—	634
Restricted stock award forfeitures	—	—	(2)	—	—	(2)	—	—	(2)
Redemption of operating partnership units	—	—	131	—	—	131	—	(134)	(3)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.15 per share and unit)	—	—	—	(9,008)	—	(9,008)	—	(3,128)	(12,136)
Balance, March 31, 2021	$171,085	$599	$482,483	$(119,053)	$(6,385)	$528,729	$488	$231,535	$760,752

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2019	$63,250	$563	$455,680	$(106,676)	$(4,240)	$408,577	$4,462	$242,408	$655,447
Cumulative effect of accounting change(1)	—	—	—	(2,185)	—	(2,185)	—	(824)	(3,009)
Net income (loss)	—	—	—	6,992	—	6,992	(92)	2,235	9,135
Unrealized cash flow hedge losses	—	—	—	—	(5,438)	(5,438)	—	(2,051)	(7,489)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	285	285	—	107	392
Net proceeds from issuance of common stock	—	1	1,348	—	—	1,349	—	—	1,349
Restricted stock awards, net of tax withholding	—	1	782	—	—	783	—	—	783
Restricted stock award forfeitures	—	—	(6)	—	—	(6)	—	—	(6)
Dividends declared on preferred stock	—	—	—	(1,067)	—	(1,067)	—	—	(1,067)
Dividends and distributions declared on common shares and units ($0.22 per share and unit)	—	—	—	(12,454)	—	(12,454)	—	(4,680)	(17,134)
Balance, March 31, 2020	$63,250	$565	$457,804	$(115,390)	$(9,393)	$396,836	$4,370	$237,195	$638,401

(1) The Company recorded cumulative effect adjustments related to the new Current Expected Credit Losses ("CECL") standard in the first quarter of 2020.

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$6,009	$9,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	12,599	10,510
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	5,467	3,769
Accrued straight-line rental revenue	(1,891)	(557)
Amortization of leasing incentives and above or below-market rents	(252)	(219)
Amortization of right-of-use assets - finance leases	189	147
Accrued straight-line ground rent expense	33	(6)
Unrealized credit loss provision (release)	(55)	377
Adjustment for uncollectable lease accounts	272	301
Noncash stock compensation	1,017	1,030
Impairment charges	3,039	158
Noncash interest expense	626	409
Interest expense on finance leases	362	229
Gain on real estate dispositions	(3,717)	—
Change in fair value of derivatives and other	(393)	1,736
Changes in operating assets and liabilities:
Property assets	3,664	1,196
Property liabilities	(7,011)	(4,151)
Construction assets	9,354	1,370
Construction liabilities	(19,063)	2,097
Interest receivable	(2,114)	(7,224)
Net cash provided by operating activities	8,135	20,307
INVESTING ACTIVITIES
Development of real estate investments	(9,354)	(22,892)
Tenant and building improvements	(3,054)	(2,526)
Acquisitions of real estate investments, net of cash received	(28,067)	(8,607)
Dispositions of real estate investments, net of selling costs	9,156	1,442
Notes receivable issuances	(7,532)	(17,020)
Notes receivable paydowns	12,291	1,000
Leasing costs	(670)	(567)
Contributions to equity method investments	(3,889)	—
Net cash used for investing activities	(31,119)	(49,170)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	8,981	1,349
Common shares tendered for tax withholding	(539)	(534)
Debt issuances, credit facility and construction loan borrowings	17,590	62,604
Debt and credit facility repayments, including principal amortization	(5,501)	(7,971)
Debt issuance costs	(1,710)	(3)
Dividends and distributions	(11,679)	(17,373)
Net cash provided by financing activities	7,142	38,072
Net increase (decrease) in cash, cash equivalents, and restricted cash	(15,842)	9,209
Cash, cash equivalents, and restricted cash, beginning of period	50,430	43,579
Cash, cash equivalents, and restricted cash, end of period (1)	$34,588	$52,788

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$3,344	$828
Decrease in accrued capital improvements and development costs	(1,689)	(3,866)
Operating Partnership units redeemed for common shares	131	—
Recognition of finance lease right-of-use assets	24,466	—
Recognition of finance lease liabilities	27,940	—

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$24,762	$48,096
Restricted cash (a)	9,826	4,692
Cash, cash equivalents, and restricted cash	$34,588	$52,788
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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of March 31, 2021, owned 74.2% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

As of March 31, 2021, the Company's property portfolio consisted of 55 operating properties and four properties either under development or not yet stabilized.

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

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, particularly in light of the novel coronavirus ("COVID-19") pandemic and its effects on the domestic and global economies. The pandemic has led to continuous changes in operational restrictions imposed by governments and other authorities around the world, including federal, state, and local authorities in the United States, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, and shelter-in-place orders, causing many of the Company’s tenants, particularly in the Company’s retail portfolio, to suspend or limit operations for certain periods of time. We anticipate that the global health crisis caused by the COVID-19 pandemic and the related responses intended to mitigate its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. In light of the changing nature of the COVID-19 pandemic and uncertainty regarding the duration, severity, and possible resurgences of COVID-19 cases in future periods, the full impact that the COVID-19 pandemic will have on our business is currently unknown and unquantifiable. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted:

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which became effective on March 12, 2020 and generally can be applied through December 31, 2022. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the effect that adopting this standard may have on its Consolidated Financial Statements.

Earnings Per Share

In August 2020, the FASB issued ASU 2020-06 an update to ASC Topic 470 and ASC Topic 815, which will be effective beginning January 1, 2022. ASU 2020-06 simplifies the accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies diluted earnings per share calculation in certain areas and provides updated disclosure requirements. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a description of other accounting principles upon which basis the accompanying consolidated financial statements were prepared.

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

Net operating income of the Company’s reportable segments for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Office real estate
Rental revenues	$11,635	$10,192
Rental expenses	2,875	2,546
Real estate taxes	1,358	1,146
Segment net operating income	7,402	6,500
Retail real estate
Rental revenues	18,255	20,411
Rental expenses	2,836	3,020
Real estate taxes	2,027	2,166
Segment net operating income	13,392	15,225
Multifamily residential real estate
Rental revenues	15,851	11,686
Rental expenses	5,121	3,809
Real estate taxes	1,921	1,021
Segment net operating income	8,809	6,856
General contracting and real estate services
Segment revenues	35,563	47,268
Segment expenses	34,275	45,550
Segment gross profit	1,288	1,718
Net operating income	$30,891	$30,299

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended March 31, 2021 and 2020 exclude revenue related to intercompany construction contracts of $2.0 million and $13.1 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the three months ended March 31, 2021 and 2020 exclude expenses related to intercompany construction contracts of $2.0 million and $13.0 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net operating income	$30,891	$30,299
Depreciation and amortization	(18,066)	(14,279)
Amortization of right-of-use assets - finance leases	(189)	(147)
General and administrative expenses	(4,021)	(3,793)
Acquisition, development and other pursuit costs	(71)	(27)
Impairment charges	(3,039)	(158)
Gain on real estate dispositions	3,717	—
Interest income	4,116	7,226
Interest expense on indebtedness	(7,613)	(7,959)
Interest expense on finance leases	(362)	(229)
Change in fair value of derivatives and other	393	(1,736)
Unrealized credit loss release (provision)	55	(377)
Other income (expense), net	179	58
Income tax benefit	19	257
Net income	$6,009	$9,135

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses, including corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

4. Leases

Lessee Disclosures

As a lessee, the Company has nine ground leases on eight properties with initial terms that range from 5 to 61 years and options to extend up to an additional 70 years in certain cases. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Six of these leases have been classified as operating leases and three of these leases have been classified as finance leases. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

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

Rental revenue for the three months ended March 31, 2021 and 2020 comprised the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Base rent and tenant charges	$43,598	$41,513
Accrued straight-line rental adjustment	1,891	557
Lease incentive amortization	(159)	(173)
Above/below market lease amortization	411	392
Total rental revenue	$45,741	$42,289

5. Real Estate Investment

Property Acquisitions

Delray Beach Plaza

On February 26, 2021, the Company acquired Delray Beach Plaza, a Whole Foods-anchored retail property located in Delray Beach, Florida, for a contract price of $27.6 million plus capitalized transaction costs of $0.2 million. The developer of this property repaid the Company's mezzanine note receivable of $14.3 million at the time of the acquisition.

Delray Beach Plaza
Site improvements	$4,607
Building and improvements	22,544
In-place leases	7,209
Below-market leases	(3,121)
Finance lease liabilities	(27,940)
Finance lease right-of-use assets	24,466
Net assets acquired	$27,765

Property Disposition

On January 4, 2021, the Company completed the sale of the 7-Eleven outparcel at Hanbury Village for a sales price of $2.9 million. The gain on disposition was $2.4 million.

On January 14, 2021, the Company completed the sale of a land outparcel at Nexton Square for a sale price of $0.9 million. There was no gain or loss on the disposition. In conjunction with the sale, the Company paid down the Nexton Square loan by $0.8 million.

On March 16, 2021, the Company completed the sale of Oakland Marketplace for a sale price of $5.5 million. The gain on disposition was $1.1 million.

On March 18, 2021, the Company completed the sale of easement rights at Courthouse 7-Eleven for a sale price of $0.3 million. The gain on disposition was $0.2 million.

Impairment of Real Estate

During the three months ended March 31, 2021, the Company recognized impairment of real estate of $3.0 million related to the Socastee Commons shopping center in Myrtle Beach, South Carolina. The Company anticipates a decline in cash flows due to the expiration of the anchor tenant lease. The Company has not re-leased the anchor tenant space and has determined that it is not probable that this space will be leased in the near future at rates sufficient to recover the Company’s investment in the property. The Company has recorded an impairment loss equal to the excess of the book value of the property’s assets over the estimated fair value of the property.

Equity Method Investment

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the three months ended March 31, 2021, the Company invested $3.9 million in Harbor Point Parcel 3. The Company has a total equity commitment of up to $30.0 million relating to this project. As of March 31, 2021 and December 31, 2020, the carrying value of the Company's investment in Harbor Point Parcel 3 was $5.0 million and $1.1 million, respectively. For the three months ended March 31, 2021, Harbor Point Parcel 3 had no operating activity, and therefore the Company received no allocated income.

Based on the terms of the operating agreement, the Company has concluded that Harbor Point Parcel 3 is a VIE and that the Company holds a variable interest. The Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project's primary beneficiary and, therefore, does not consolidate Harbor Point Parcel 3 in its consolidated financial statements. The Company has significant influence over the project due to its 50% ownership as well as certain rights and responsibilities relating to the development project. The Company's investment in the project is recorded as an equity method investment in the consolidated balance sheets.

6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of March 31, 2021 and December 31, 2020 ($ in thousands):

	Outstanding loan amount					Interest compounding
Development Project	March 31, 2021	December 31, 2020	Maximum loan commitment	Interest rate
Delray Beach Plaza	$—	$14,289	$17,000	15.0%	(a)	Annually
Interlock Commercial	95,922	85,318	103,000	15.0%	(b)	None
Solis Apartments at Interlock	29,907	28,969	41,100	13.0%		Annually
Total mezzanine	125,829	128,576	$161,100
Other notes receivable	6,912	6,809
Notes receivable guarantee premium	2,206	2,631
Allowance for credit losses	(1,741)	(2,584)
Total notes receivable	$133,206	$135,432
________________________________________
(a) Loan was placed on nonaccrual status effective April 1, 2020.
(b) $3.0 million of this loan is subject to an interest rate of 18%.

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the three months ended March 31, 2021 and 2020 as follows (in thousands):

	Three Months Ended March 31,
Development Project	2021		2020
The Residences at Annapolis Junction	$—		$2,468	(a)(b)
Delray Beach Plaza	—	(a)	489	(a)
Nexton Square	—		391
Interlock Commercial	3,075	(b)	3,017	(b)
Solis Apartments at Interlock	938		838
Total mezzanine	4,013		7,203
Other interest income	103		23
Total interest income	$4,116		$7,226
________________________________________
(a) Loan was placed on nonaccrual status effective April 1, 2020.
(b) Includes recognition of interest income related to an exit fee that is due upon repayment of the loan.

Interlock Commercial

In March 2021, the Company loaned an additional $7.5 million as part of the Interlock Commercial loan to fund project costs not funded by the senior lender on the project.

Delray Beach Plaza

On February 26, 2021, the Company acquired Delray Beach Plaza, a Whole Foods-anchored retail property located in Delray Beach, Florida for a contract price of $27.6 million plus capitalized transaction costs of $0.2 million. The developer of this property repaid the Company's mezzanine note receivable of $14.3 million at the time of the acquisition.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities. As of March 31, 2021, the Company had two mezzanine loans, both of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

The Company's management performs a quarterly analysis of the loan portfolio to determine the risk of credit loss based on the progress of development activities, including leasing activities, projected development costs, and current and projected mezzanine and senior construction loan balances. The Company estimates future losses on its notes receivable using risk ratings that correspond to probabilities of default and loss given default. The Company's risk ratings are as follows:

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

On a quarterly basis, the Company compares the risk inherent in its loans to industry loan loss data experienced during past business cycles. The Company updated the risk ratings for each of its notes receivable as of March 31, 2021 and obtained industry loan loss data relative to these risk ratings. The Company obtained industry loan loss data relative to these risk ratings as of December 31, 2020. Each of the outstanding loans as of March 31, 2021 was Pass-rated.

At December 31, 2020, the Company reported $135.4 million of notes receivable, net of allowances of $2.6 million. At

March 31, 2021, the Company reported $133.2 million of notes receivable, net of allowances of $1.7 million. Changes in the allowance for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance (December 31, 2020 and 2019, respectively)	$2,584	$—
Cumulative effect of accounting change	—	2,825
Unrealized credit loss provision (release)	(55)	377
Extinguishment due to acquisition	(788)	—
Ending balance	$1,741	$3,202

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of December 31, 2020, the Company had one loan with non-accrual status with an amortized cost basis of $13.6 million. As of March 31, 2021, there were no loans on non-accrual status.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of March 31, 2021 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$138	$6,088	$249	$5,306
Revenue recognized that was included in the balance at the beginning of the period	—	(6,088)	—	(5,306)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	3,143	—	6,311
Transferred to receivables	(138)	—	(285)	—
Construction contract costs and estimated earnings not billed during the period	54	—	458	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	—	(81)	36	—
Ending balance	$54	$3,062	$458	$6,311

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $2.0 million and $1.7 million were deferred as of March 31, 2021 and December 31, 2020, respectively. Amortization of pre-contract costs for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.2 million, respectively.

Construction receivables and payables include retentions, amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of March 31, 2021 and

December 31, 2020, construction receivables included retentions of $14.7 million and $17.1 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of March 31, 2021 during the next twelve months. As of March 31, 2021 and December 31, 2020, construction payables included retentions of $15.3 million and $17.7 million, respectively. The Company expects to pay substantially all construction payables outstanding as of March 31, 2021 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Costs incurred on uncompleted construction contracts	$939,312	$905,037
Estimated earnings	33,399	32,130
Billings	(975,719)	(943,117)
Net position	$(3,008)	$(5,950)

Construction contract costs and estimated earnings in excess of billings	$54	$138
Billings in excess of construction contract costs and estimated earnings	(3,062)	(6,088)
Net position	$(3,008)	$(5,950)

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning backlog	$71,258	$242,622
New contracts/change orders	3,124	40,440
Work performed	(35,544)	(47,420)
Ending backlog	$38,838	$235,642

The Company expects to complete a majority of the uncompleted contracts in place as of March 31, 2021 during the next 12 to 18 months.

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

As of March 31, 2021 and December 31, 2020, the outstanding balance on the revolving credit facility was $10.0 million and the outstanding balance on the term loan facility was $205.0 million. As of March 31, 2021, the effective interest rates on the revolving credit facility and the term loan facility were 1.61% and 1.56%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty. The Company's unencumbered borrowing pool will support revolving borrowings of up to $118 million as of March 31, 2021.

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

On January 7, 2021, the Operating Partnership entered into a $15.0 million standby letter of credit using the available capacity under the credit facility to guarantee the funding of its investment in the Harbor Point Parcel 3 partnership, which is the developer of T. Rowe Price's new global headquarters. This letter of credit is available for draw down on the revolving credit facility in the event the Company does not perform.

The Company is currently in compliance with all covenants governing the credit facility.

Other 2021 Financing Activity

On January 15, 2021, the Company refinanced the loan secured by 4525 Main Street and Encore Apartments. The Company increased the balance by $1.5 million, bringing the total balance of the loan to $57.0 million. The new loan bears interest at a rate of 2.93% and will mature on February 10, 2026.

On January 28, 2021, the Company refinanced the Nexton Square loan and paid the balance down by $2.0 million, bringing the balance to $20.1 million. The loan bears interest at a rate of LIBOR plus a spread of 2.25% (LIBOR has a 0.25% floor) and will mature on February 1, 2023.

On March 8, 2021, the Company obtained a loan secured by Delray Beach Plaza in the amount of $14.5 million. The loan bears interest at a rate of LIBOR plus a spread of 3.00% and will mature on March 8, 2026.

During the three months ended March 31, 2021, the Company borrowed $1.8 million under its existing construction loans to fund new development and construction.

The Company is currently in compliance with all loan covenants.

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

As of March 31, 2021, the Company had the following LIBOR and Secured Overnight Financing Rate ("SOFR") interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate		Premium Paid
5/15/2019	6/1/2022	$100,000		2.50% (LIBOR)		$288
1/10/2020	2/1/2022	50,000	(b)	1.75% (LIBOR)		87
1/28/2020	2/1/2022	50,000	(b)	1.75% (LIBOR)		62
3/2/2020	3/1/2022	100,000	(b)	1.50% (LIBOR)		111
7/1/2020	7/1/2023	100,000	(b)	0.50% (LIBOR)		232
11/1/2020	11/1/2023	84,375	(b)	1.84% (SOFR)	(a)	91
2/2/2021	2/1/2023	100,000		0.50% (LIBOR)		45
3/4/2021	4/1/2023	14,479		2.50% (LIBOR)		4
Total		$598,854				$920
________________________________________
(a) This interest rate cap is subject to SOFR, which has been identified as the alternative to LIBOR. LIBOR will be phased out beginning December 31, 2021.
(b) Designated as a cash flow hedge

As of March 31, 2021, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
John Hopkins Village	50,609	(a)	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	(a)	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,750	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	(a)	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.55%	2.00%	4/1/2020	4/1/2024
Total	$339,859
________________________________________
(a) Designated as a cash flow hedge.

For the interest rate swaps and caps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the Condensed Consolidated Statements of Comprehensive Income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates reclassifying approximately $4.3 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$50,000	$—	$(2,665)	$50,000	$—	$(3,056)
Interest rate caps	214,480	88	—	150,000	4	—
Total derivatives not designated as accounting hedges	264,480	88	(2,665)	200,000	4	(3,056)
Derivatives designated as accounting hedges
Interest rate swaps	289,859	—	(8,707)	290,231	—	(11,797)
Interest rate caps	384,375	292	—	384,375	86	—
Total derivatives	$938,714	$380	$(11,372)	$874,606	$90	$(14,853)

The changes in the fair value of the Company’s derivatives during the three months ended March 31, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest rate swaps	$2,462	$(9,084)
Interest rate caps	241	(141)
Total change in fair value of interest rate derivatives	$2,703	$(9,225)
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$427	$(1,736)
Unrealized cash flow hedge gains (losses)	2,276	(7,489)
Total change in fair value of interest rate derivatives	$2,703	$(9,225)

10. Equity

Stockholders’ Equity

On March 10, 2020, the Company commenced an at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through the forward purchaser. During the three months ended March 31, 2021, the Company issued and sold 717,388 shares of common stock at a weighted average price of $12.82 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $9.1 million. During the three months ended March 31, 2021, the Company did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $250.4 million remained unsold under the ATM Program as of May 4, 2021.

Noncontrolling Interests

As of March 31, 2021 and December 31, 2020, the Company held a 74.2% and 73.9% common interest in the Operating Partnership, respectively. As of March 31, 2021, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 74.2% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of March 31, 2021, there were 20,853,485 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $0.5 million relates to the minority partners' interest in certain joint venture entities as of March 31, 2021 and December 31, 2020, including Hoffler Place and Summit Place.

On January 4, 2021, a holder of Class A Units tendered 12,000 Class A Units for redemption by the Operating Partnership, which the Company elected to satisfy by issuing an equal numbers of shares of common stock.

Dividends and Distributions

During the three months ended March 31, 2021, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	11/10/2020	12/30/2020	01/07/2021	$0.11	$8,793
Common Stock/Class A Units	02/09/2021	03/31/2021	04/08/2021	0.15	12,112
Series A Preferred Stock	11/10/2020	01/04/2021	01/15/2021	0.421875	2,887
Series A Preferred Stock	02/09/2021	04/01/2021	04/15/2021	0.421875	2,887

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of March 31, 2021, there were 636,896 shares available for issuance under the Equity Plan.

During the three months ended March 31, 2021, the Company granted an aggregate of 134,782 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $12.65 per share. Of those shares, 42,629 were surrendered by the employees for income tax withholdings. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Beginning with grants made in 2021, executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the three months ended March 31, 2021 and 2020, the Company recognized $1.2 million and $1.3 million, respectively, of stock-based compensation cost. As of March 31, 2021, there were 159,498 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.4 million, which the Company expects to recognize over the next 36 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net	$975,147	$989,461	$963,845	$980,714
Notes receivable, net	133,206	133,206	135,432	135,223
Interest rate swap liabilities	11,372	11,372	14,853	14,853
Interest rate swap and cap assets	380	380	90	90

13. Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these condensed consolidated financial statements. Revenue from construction contracts with these entities was $12.4 million and $8.5 million for the three months ended March 31, 2021 and 2020, respectively. Gross profit from such contracts was $0.5 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, there was $9.0 million and $8.6 million, respectively, outstanding from related parties of the Company included in net construction receivables.

Real estate services fees from affiliated entities of the Company were not material for any of the three months ended March 31, 2021 and 2020. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the three months ended March 31, 2021, and 2020.

The general contracting services described above include contracts with an aggregate price of $81.8 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage to be located in Virginia Beach, Virginia. The developer is owned in part by certain executives of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in 2019 and are projected to result in aggregate gross profit of $3.1 million to the Company, representing a gross profit margin of 4.0%. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, which remains outstanding as of March 31, 2021.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of March 31, 2021, the Company had an outstanding payment guarantee for Interlock Commercial for $34.3 million.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $2.4 million as of March 31, 2021 and December 31, 2020. In addition, as of March 31, 2021, the Company has outstanding a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project.

On January 7, 2021, the Operating Partnership entered into a $15.0 million standby letter of credit using the available capacity under the credit facility to guarantee the funding of its investment in the Harbor Point Parcel 3 partnership, which is the developer of T. Rowe Price's new global headquarters. This letter of credit is available for draw down on the revolving credit facility in the event the Company does not perform.

15. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Notes Receivable

On April 1, 2021, the Company entered into a $22.3 million preferred equity investment for the development of a multifamily property located in Summerville, South Carolina, adjacent to the Company's Nexton Square property. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on October 1, 2026, and it will be accounted for as a note receivable. The Company's investment bears interest at a rate of 11%, compounded annually. The Company funded $8.0 million of this investment in April 2021.

Indebtedness

On April 15, 2021, the Company refinanced the Southgate Square loan. The loan bears interest at a rate of LIBOR plus a spread of 2.25% (LIBOR has a 0.75% floor) and will mature on April 29, 2024. The loan term may be extended for an additional two years under the satisfaction of certain criteria.

In April 2021, the Company increased its borrowings under the revolving credit facility by $17.0 million, bringing the outstanding balance to $27.0 million.

On May 5, 2021 , the Company entered into a $35.1 million construction loan agreement for the Chronicle Mill development project. The loan bears interest rate at LIBOR plus a spread of 3.00% (LIBOR has a 0.25% floor). The loan matures on May 5, 2024 and has two 12-month extension options.

Equity

In April 2021, the Company issued and sold 417,454 shares of common stock at a weighted average price of $13.02 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $5.4 million.

On May 3, 2021, the Company announced that its board of directors declared a cash dividend of $0.16 per common share for the second quarter of 2021. This represents a 6.7% increase over the prior quarter's dividend and a 45.5% cumulative increase year-to-date. The second quarter dividend will be payable in cash on July 8, 2021 to stockholders of record on June 30, 2021.

On May 3, 2021, the Company announced that its board of directors declared a cash dividend of $0.421875 per share of Series A Preferred Stock for the second quarter of 2021. The dividend will be payable in cash on July 15, 2021 to stockholders of record on July 1, 2021.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•the continuing impacts of the novel coronavirus ("COVID-19") pandemic, including a possible resurgence, measures intended to prevent or mitigate its spread, the timing or effectiveness of vaccines or other treatments, and our ability to accurately assess and predict such impacts on our results of operations, financial condition, acquisition and disposition activities, and growth opportunities;
▪our ability to commence or continue construction and development projects on the timeframes and terms currently anticipated;
▪our ability and the ability of our tenants to access funding under government programs designed to provide financial relief for U.S. businesses in light of the COVID-19 pandemic;
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
•changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and
•potential negative impacts from changes to U.S. tax laws.

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

Business Description

We are a vertically-integrated, self-managed real estate investment trust with four decades of experience developing, building, acquiring and managing high-quality office, retail and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. We also provide general construction and development services to third-party clients, in addition to developing and building properties to be placed in our stabilized portfolio. As of March 31, 2021, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail	Retail	Newport News, Virginia	65%	(1)
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%

Property	Segment	Location	Ownership Interest
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Delray Beach Plaza	Retail	Delray Beach, Florida	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek	Retail	Mount Pleasant, South Carolina	70%	(1)
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Nexton Square	Retail	Summerville, South Carolina	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1405 Point	Multifamily	Baltimore, Maryland	100%
Edison Apartments	Multifamily	Richmond, Virginia	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Hoffler Place	Multifamily	Charleston, South Carolina	93%	(1)
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
Summit Place	Multifamily	Charleston, South Carolina	90%	(1)
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
The Residences at Annapolis Junction	Multifamily	Annapolis Junction, Maryland	79%	(1)
________________________________________
*Located in the Town Center of Virginia Beach
(1) We are entitled to a preferred return on our investment in this property.

As of March 31, 2021, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Wills Wharf	Office	Baltimore, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Chronicle Mill	Multifamily	Belmont, North Carolina	85%	(1)
Solis Gainesville	Multifamily	Gainesville, Georgia	95%	(1)
________________________________________
*Located in the Town Center of Virginia Beach
(1) We are entitled to a preferred return on our investment in this property.

Acquisitions

Delray Beach Plaza

On February 26, 2021, we acquired Delray Beach Plaza, a Whole Foods-anchored retail property located in Delray Beach, Florida, for a contract price of $27.6 million plus capitalized transaction costs of $0.2 million. As a part of this transaction, the developer of this property repaid our mezzanine note receivable of $14.3 million at the time of the acquisition.

Dispositions

On January 4, 2021, we completed the sale of the 7-Eleven outparcel at Hanbury Village for a sale price of $2.9 million. The gain on disposition was $2.4 million.

On January 14, 2021, we completed the sale of a land outparcel at Nexton Square for a sale price of $0.9 million. There was no gain or loss on the disposition.

On March 16, 2021, we completed the sale of Oakland Marketplace for a sale price of $5.5 million. The gain on disposition was $1.1 million.

On March 18, 2021, we completed the sale of easement rights at Courthouse 7-Eleven for a sale price of $0.3 million. The gain on disposition was $0.2 million.

Impaired property

During the three months ended March 31, 2021, we recognized impairment of real estate of $3.0 million related to the Socastee Commons shopping center in Myrtle Beach, South Carolina. We anticipate a decline in cash flows due to the expiration of the anchor tenant lease. We have not re-leased the anchor tenant space and have determined that it is not probable that this space will be leased in the near future at rates sufficient to recover our investment in the property. We have recorded an impairment loss equal to the excess of the book value of the property’s assets over the estimated fair value of the property.

Unconsolidated joint ventures

During December 2020 we formed a 50/50 joint venture that will develop and build T. Rowe Price's new global headquarters in Baltimore's Harbor Point. Plans for this development are preliminary and will evolve during the next several quarters. T. Rowe Price agreed to a 15-year lease and plans to relocate its downtown Baltimore operations to a facility Harbor Point that is planned to contain at least 450,000 square feet of office space in the first half of 2024. Project costs are currently estimated at $250 million. When a construction loan is obtained, we will be responsible for providing completion guarantees and a partial payment guarantee to the lender for this project.

In conjunction with this build-to-suit project, another joint venture will develop and build a new mixed-use facility with structured parking on a neighboring site to accommodate T. Rowe Price's parking requirements and other parking requirements for the surrounding area. Plans for this project are also preliminary and will evolve during the next several quarters. Estimated project costs are $167 million, and the terms of this joint venture are currently being negotiated. We anticipate that this will be a 50/50 joint venture.

Under current plans and estimates, our equity requirement combined for the two projects would be $60 million. We anticipate breaking ground in late 2021 for the Parcel 4 project and early 2022 for the Parcel 3 project.

Development Business update

Portions of the Wills Wharf project were completed during the second quarter of 2020. As of March 31, 2021 approximately 48% of the project was placed in service. The remaining portions of the project are expected to be completed this year.

We commenced construction on the Chronicle Mill multifamily project in the first quarter of 2021. Our project costs are estimated at $54.0 million, of which $35.1 million will be funded with a construction loan, which was originated on May 5, 2021. We expect to deliver this project beginning in the third quarter of 2022.

Mezzanine Lending Program updates

    The development projects securing our mezzanine loans had the following activity during the quarter:

    Delray Beach Plaza: We exercised our option to purchase Delray Beach Plaza on February 26, 2021. The mezzanine loan was repaid as part of this purchase.

    Solis Apartments at Interlock: This project was partially completed during the fourth quarter of 2020 and fully completed in the first quarter of 2021. The developer is currently marketing the project for sale. Current estimates of future operating results and projected sales proceeds from this project continue to support the full collection of our principal and interest upon the sale of the project.

    Interlock Commercial: Portions of this project were delivered to tenants during the first quarter of 2021, with additional space to be delivered during the remainder of 2021 and 2022. We are monitoring the stabilization plans for this project, and the projected sales proceeds from this project continue to support the full collection of our principal and interest upon the sale of the project.

    We continue to monitor leasing activity at these projects, as applicable, and will monitor the impact of the COVID-19 pandemic on leasing activity and development activity at each of these projects.

Impact of COVID-19 on our Business

Overview

In light of the changing nature of the COVID-19 pandemic and uncertainty regarding the duration, severity, the unknown timing or effectiveness of vaccines or other treatments, and possible resurgences of COVID-19 cases in future periods, the full impact that the COVID-19 pandemic will have on our business is currently unknown and unquantifiable. While the full extent of the COVID-19 pandemic’s impact on the U.S. economy and the U.S. real estate industry remains to be seen, the pandemic has presented significant challenges for us and many of our tenants. In the near-term, we and many of our tenants are focusing on implementing contingency plans to manage business disruptions caused by the pandemic and related actions intended to mitigate its spread. In the long-term, we might need to re-assess and consider modifying our operating model, underwriting criteria, and liquidity position to mitigate the impacts of future economic downturns, including as a result of a future resurgence of COVID-19 cases, the timing, severity, and duration of which cannot be predicted.

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

We will continue to actively monitor the implications of the COVID-19 pandemic on our and our tenants’ businesses and may take further actions to alter our business practices if we determine that such changes are in the best interests of our employees, tenants, residents, stockholders, and third-party construction customers, or as required by federal, state, or local authorities. It is not clear what the potential effects of such alterations or modifications, if any, may have on our business, including the effects on our tenants and residents and the corresponding impact on our results of operations and financial condition for the remainder of fiscal 2021 and thereafter.

The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. We have availed ourselves of the option to defer payment of the employer share of Social Security payroll taxes totaling $0.6 million that would otherwise have been owed from the date of enactment of the CARES Act through December 31, 2020. Congress passed the Consolidated Appropriations Act, 2021 in December 2020, and the American Rescue Plan Act of 2021 in March 2021 which include second and third economic stimulus packages, respectively, to address the impact of the COVID-19 pandemic. We continue to assess the potential impacts of the current federal stimulus and relief legislation and any subsequent legislation, including our eligibility and our tenants for funding under programs designed to provide financial assistance to U.S. businesses.

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

Operating Property Portfolio deferrals

We have received certain rent relief requests, most often in the form of rent deferral requests, as a result of the COVID-19 pandemic. We evaluate each tenant's rent relief request on an individual basis, considering a number of factors. As of March 31, 2021, we have deferred $5.3 million of recurring rental revenue. We have collected 88% of deferred rent due for the first quarter of 2021. In addition to the deferrals, since the inception of the COVID-19 pandemic, we have granted approximately $1.6 million of COVID-19 related rental abatements. These rental abatements were generally accompanied by an increase in the tenant’s lease term or the lease terms were amended to be more favorable to us.

Multifamily Portfolio Residential Eviction Restrictions

Due to actions taken by state governments and limited working capacity for government courts and agencies, certain properties in our multifamily portfolio were subject to increased restrictions that limit our ability to evict tenants or charge late fees through June 30, 2021. At this time, certain restrictions previously in place have been lifted and many government courts and agencies have re-opened; however, there may be similar restrictions and limited working capacity for government courts and agencies in the future.

On September 4, 2020, the Centers for Disease Control and Prevention (the "CDC") issued an order to temporarily halt residential evictions to prevent the further spread of COVID-19 that effectively prohibits evictions for nonpayment through June 30, 2021 nationwide for residential tenants who submit a signed copy of a declaration form to their landlords. The specific declaration form to be used was prepared by the CDC and attached to the order. The order does not, on its own, prevent landlords from filing suits, obtaining judgments, or filing writs. It only prevents landlords from carrying out evictions if the tenant submits the signed declaration form to the landlord. If the tenant does not provide the declaration, the tenant can be evicted. The order does not apply to evictions that are for reasons other than nonpayment rent. The penalties for an organization that violates the order include fines of up to $200,000 per event ($500,000 if the eviction results in death). The order does not relieve any individual of any obligation to pay rent or comply with any other obligation under a lease, nor does it preclude the charging or collecting of fees, penalties, or interest as a result of the failure to pay rent under the terms of a lease. The order does not apply to commercial tenants.

As of the date of this filing, all residential landlords filing an eviction action in the State of North Carolina must provide the tenant with the required CDC Declaration form. If the landlord receives a completed Declaration form from the tenant, the landlord may not proceed to request a writ of possession. Evictions for reasons other than nonpayment of rent are not prohibited. These conditions apply to Greenside Apartments and are currently in effect through June 30, 2021.

State and local restrictions that remain in place for 1405 Point and Johns Hopkins Village, both located in Baltimore, Maryland, and for the Residences at Annapolis Junction, located in Howard County, Maryland are detailed below:

•City restrictions in place which prohibit rent increases, notices of increases, or assessment of late fees during the Maryland state of emergency. These restrictions will be in place until the governor's state of emergency is lifted and for ninety (90) days thereafter.
•State restrictions in place which prohibit evictions of tenants affected by COVID-19. Evictions cannot be processed until the state of emergency is terminated and the catastrophic health emergency is rescinded. The governor’s state of emergency order was renewed again on April 16, 2021.

Furthermore, the restriction on evictions in the State of Maryland applies to both our commercial and residential properties located in that state.

First Quarter 2021 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2021 and other recent developments:

•Net income attributable to common stockholders and OP Unit holders of $3.1 million, or $0.04 per diluted share, compared to $8.2 million, or $0.11 per diluted share, for the three months ended March 31, 2020.

•Funds from operations attributable to common stockholders and OP Unit holders ("FFO") of $20.8 million, or $0.26 per diluted share, compared to $22.3 million, or $0.29 per diluted share, for the three months ended March 31, 2020. See "Non-GAAP Financial Measures."

•Normalized funds from operations available to common stockholders and OP Unit holders ("Normalized FFO") of $20.6 million, or $0.26 per diluted share, compared to $24.7 million, or $0.32 per diluted share, for the three months ended March 31, 2020. See "Non-GAAP Financial Measures."

•Announced a second quarter cash dividend of $0.16 per common share, resulting in the second consecutive quarter of dividend increases and a 45.5% cumulative increase year-to-date.

•Core operating property portfolio occupancy at 94.0% as of March 31, 2021 compared to 94.4% as of December 31, 2020. The Company's March 31, 2021 occupancy includes office at 97.2%, retail at 93.9%, and multifamily at 92.2% (conventional multifamily was 95.8% and student housing was 85.0%).

•Completed the sale of Oakland Marketplace, an unencumbered Kroger-anchored center, for gross proceeds of $5.5 million.

•Completed the off-market acquisition of Delray Beach Plaza, a Whole Foods-anchored center in Delray Beach, FL.

•Subsequent to quarter end, refinanced Southgate Square, the last of the Company's debt maturing in 2021.

•Board of Directors reaffirmed the Company’s commitment to leadership in corporate governance practices by amending the Company’s bylaws to implement a “proxy access” provision that enables eligible long-term stockholders to nominate and include their own director nominees in the Company’s proxy materials, along with the candidates nominated by the Company’s Board of Directors.

•Issued its 2020 Sustainability Report that highlights the Company's ongoing commitment to environmental, workplace health and safety, corporate social responsibility, corporate governance, and other sustainability matters over the course of 2020. The Sustainability Committee's 2020 Report can be accessed through the Sustainability page of the Company's website, ArmadaHoffler.com/Sustainability.

Segment Results of Operations

As of March 31, 2021, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Rental revenues	$11,635	$10,192	$1,443
Property expenses	4,233	3,692	541
Segment NOI	$7,402	$6,500	$902

Office segment NOI for the three months ended March 31, 2021 increased 13.9% compared to the three months ended March 31, 2020 primarily due to the commencement of operations at a portion of Wills Wharf in June 2020.

Office Same Store Results

Office same store results for the three months ended March 31, 2021 and 2020 exclude Wills Wharf.

Office same store rental revenues, property expenses, and NOI for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Rental revenues	$10,210	$10,192	$18
Property expenses	3,484	3,521	(37)
Same Store NOI	$6,726	$6,671	$55
Non-Same Store NOI	676	(171)	847
Segment NOI	$7,402	$6,500	$902

Office same store NOI for the three months ended March 31, 2021 increased 0.8% compared to the three months ended March 31, 2020. The increase relates primarily to decreased usage of utilities and cost saving measures implemented by the Company across the same store office portfolio in response to the COVID-19 pandemic.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Rental revenues	$18,255	$20,411	$(2,156)
Property expenses	4,863	5,186	(323)
Segment NOI	$13,392	$15,225	$(1,833)

Retail segment NOI for the three months ended March 31, 2021 decreased 12.0% compared to the three months ended March 31, 2020. The decrease relates primarily to the disposition of the seven-property retail portfolio in May 2020 and the Company’s decision to restructure the two leases with Regal Cinemas. These decreases were partially offset by the acquisition of Nexton Square in September 2020 and Delray Beach Plaza in February 2021.

Retail Same Store Results

Retail same store results for the three months ended March 31, 2021 and 2020 exclude Apex Entertainment, Delray Beach Plaza, Nexton Square, and Premier Retail.

Retail same store rental revenues, property expenses, and NOI for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Rental revenues	$15,860	$16,810	$(950)
Property expenses	3,962	4,001	(39)
Same Store NOI	$11,898	$12,809	$(911)
Non-Same Store NOI	1,494	2,416	(922)
Segment NOI	$13,392	$15,225	$(1,833)

Retail same store NOI for the three months ended March 31, 2021 decreased 7.1% compared to the three months ended March 31, 2020. The decrease was primarily the result of the Company’s decision to restructure the two leases with Regal Cinemas and tenants at properties across the portfolio that closed or were terminated as a result of the COVID-19 pandemic.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Rental revenues	$15,851	$11,686	$4,165
Property expenses	7,042	4,830	2,212
Segment NOI	$8,809	$6,856	$1,953

Multifamily segment NOI for the three months ended March 31, 2021 increased 28.5% compared to the three months ended March 31, 2020. The increase was primarily a result of the commencement of operations at Summit Place in August 2020 and the acquisition of The Residences at Annapolis Junction and Edison Apartments in October 2020.

Multifamily Same Store Results

Multifamily same store results for the three months ended March 31, 2021 and 2020 exclude The Residences at Annapolis Junction, Edison Apartments, Summit Place, and The Cosmopolitan.

Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Rental revenues	$9,690	$10,017	$(327)
Property expenses	4,149	3,895	254
Same Store NOI	$5,541	$6,122	$(581)
Non-Same Store NOI	3,268	734	2,534
Segment NOI	$8,809	$6,856	$1,953

Multifamily same store NOI for the three months ended March 31, 2021 decreased 9.5% compared to the three months ended March 31, 2020. The decrease was primarily the result of decreased occupancy and increased real estate taxes at Johns Hopkins Village.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Segment revenues	$35,563	$47,268	$(11,705)
Segment expenses	34,275	45,550	(11,275)
Segment gross profit	$1,288	$1,718	$(430)
Operating margin	3.6%	3.6%	—%

General contracting and real estate services segment profit for the three months ended March 31, 2021 decreased 25.0% compared to the three months ended March 31, 2020. The decrease resulted from fewer new third-party contracts beginning during the three months ended March 31, 2021.

The changes in third party construction backlog for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning backlog	$71,258	$242,622
New contracts/change orders	3,124	40,440
Work performed	(35,544)	(47,420)
Ending backlog	$38,838	$235,642

As of March 31, 2021, we had $11.3 million in the backlog on the Holly Springs Apartments project and $11.4 million in the backlog for the 27th Street Apartments & Garage project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
	(unaudited)
Revenues
Rental revenues	$45,741	$42,289	$3,452
General contracting and real estate services revenues	35,563	47,268	(11,705)
Total revenues	81,304	89,557	(8,253)
Expenses
Rental expenses	10,832	9,375	1,457
Real estate taxes	5,306	4,333	973
General contracting and real estate services expenses	34,275	45,550	(11,275)
Depreciation and amortization	18,066	14,279	3,787
Amortization of right-of-use assets - finance leases	189	147	42
General and administrative expenses	4,021	3,793	228
Acquisition, development and other pursuit costs	71	27	44
Impairment charges	3,039	158	2,881
Total expenses	75,799	77,662	(1,863)
Gain on real estate dispositions	3,717	—	3,717
Operating income	9,222	11,895	(2,673)
Interest income	4,116	7,226	(3,110)
Interest expense on indebtedness	(7,613)	(7,959)	346
Interest expense on finance leases	(362)	(229)	(133)
Change in fair value of derivatives and other	393	(1,736)	2,129
Unrealized credit loss release (provision)	55	(377)	432
Other income (expense), net	179	58	121
Income before taxes	5,990	8,878	(2,888)
Income tax benefit	19	257	(238)
Net income	6,009	9,135	(3,126)
Net loss attributable to noncontrolling interests in investment entities	—	92	(92)
Preferred stock dividends	(2,887)	(1,067)	(1,820)
Net income attributable to common stockholders and OP Unit holders	$3,122	$8,160	$(5,038)

Rental revenues for the three months ended March 31, 2021 increased 8.2% compared to the three months ended March 31, 2020 as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Office	$11,635	$10,192	$1,443
Retail	18,255	20,411	(2,156)
Multifamily	15,851	11,686	4,165
	$45,741	$42,289	$3,452

Office rental revenues for the three months ended March 31, 2021 increased 14.2% compared to the three months ended March 31, 2020 primarily as a result of the commencement of operations at a portion of Wills Wharf in June 2020.

Retail rental revenues for the three months ended March 31, 2021 decreased 10.6% compared to the three months ended March 31, 2020 primarily as a result of the disposition of the seven-property retail portfolio in May 2020 and the Company’s decision to restructure the two leases with Regal Cinemas. These decreases were partially offset by the acquisition of Nexton Square in September 2020 and Delray Beach Plaza in February 2021.

Multifamily rental revenues for the three months ended March 31, 2021 increased 35.6% compared to the three months ended March 31, 2020 primarily as a result of the commencement of operations at Summit Place in August 2020 and the acquisition of The Residences at Annapolis Junction and Edison Apartments in October 2020. The increase was partially offset by decreased occupancy at Johns Hopkins Village.

General contracting and real estate services revenues for the three months ended March 31, 2021 decreased 24.8% compared to the three months ended March 31, 2020 as there were no new significant third-party projects in late 2020 or in the first quarter of 2021.

Rental expenses for the three months ended March 31, 2021 increased 15.5% compared to the three months ended March 31, 2020 as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Office	$2,875	$2,546	$329
Retail	2,836	3,020	(184)
Multifamily	5,121	3,809	1,312
	$10,832	$9,375	$1,457

Office rental expenses for the three months ended March 31, 2021 increased 12.9% compared to the three months ended March 31, 2020 primarily due to the commencement of operations at a portion of Wills Wharf in June 2020.

Retail rental expenses for the three months ended March 31, 2021 decreased 6.1% compared to the three months ended March 31, 2020 primarily due to the disposition of the seven-property retail portfolio in May 2020. Those decreases were partially offset by the acquisition of Nexton Square in September 2020 and Delray Beach Plaza in February 2021.

Multifamily rental expenses for the three months ended March 31, 2021 increased 34.4% compared to the three months ended March 31, 2020 primarily due to the commencement of operations at Summit Place in August 2020 and the acquisition of The Residences at Annapolis Junction and Edison Apartments in October 2020.

Real estate taxes for the three months ended March 31, 2021 increased 22.5% compared to the three months ended March 31, 2020, as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Office	$1,358	$1,146	$212
Retail	2,027	2,166	(139)
Multifamily	1,921	1,021	900
	$5,306	$4,333	$973

Office real estate taxes for the three months ended March 31, 2021 increased 18.5% compared to the three months ended March 31, 2020 primarily due to the commencement of operations at a portion of Wills Wharf in June 2020 and an increased assessment at Thames Street Wharf.

Retail real estate taxes for the three months ended March 31, 2021 decreased 6.4% compared to the three months ended March 31, 2020 primarily as a result of the disposition of the seven-property retail portfolio in May 2020. Those decreases were partially offset by the acquisition of Nexton Square in September 2020 and Delray Beach Plaza in February 2021.

Multifamily real estate taxes for the three months ended March 31, 2021 increased 88.1% compared to the three months ended March 31, 2020 primarily due to the commencement of operations at Summit Place in August 2020, the acquisition of The Residences at Annapolis Junction and Edison Apartments in October 2020, and increased real estate taxes at Johns Hopkins Village.

General contracting and real estate services expenses for the three months ended March 31, 2021 decreased 24.8% compared to the three months ended March 31, 2020 as there were no new significant third-party projects in late 2020 or in the first quarter of 2021.

Depreciation and amortization for the three months ended March 31, 2021 increased 26.5% compared to the three months ended March 31, 2020. The increase was attributable to property acquisitions and development deliveries. The increase was partially offset by dispositions in 2020 and certain assets that became fully depreciated.

Amortization of right-of-use assets - finance leases for the three months ended March 31, 2021 had a nominal increase compared to the three months ended March 31, 2020 primarily due to the acquisition of the Delray Beach Plaza shopping center, which has a ground lease classified as a finance lease.

General and administrative expenses for the three months ended March 31, 2021 increased by $0.2 million compared to the three months ended March 31, 2020. The increase resulted from higher compensation and benefit cost driven by annual merit increases.

Acquisition, development and other pursuit costs for the three months ended March 31, 2021 increased nominally compared to the three months ended March 31, 2020 due to the cost write-off relating to a strategic decision to no longer pursue a potential development project.

Impairment charges for the three months ended March 31, 2021 increased by $2.9 million compared to the three months ended March 31, 2020 due to the impairment of Socastee Commons recorded in the current period.

Gain on real estate dispositions for the three months ended March 31, 2021 relates to the sale of the 7-Eleven at Hanbury, Oakland Marketplace, and easement rights at a non-operating land parcel. There was no gain on real estate dispositions during the three months ended March 31, 2020.

Interest income for the three months ended March 31, 2021 decreased 43.0% compared to the three months ended March 31, 2020, primarily as a result of the lower notes receivable balance in the current period due to the repayment of some of our mezzanine loans at the end of 2020 and the beginning of 2021.

Interest expense on indebtedness for the three months ended March 31, 2021 decreased 4.3% compared to the three months ended March 31, 2020, primarily due to the overall decline in variable interest rates, the disposition of several properties, and the refinance of several loans at the end of 2020 and the beginning of 2021.

Interest expense on finance leases for the three months ended March 31, 2021 increased 58.1% compared to the three months ended March 31, 2020 primarily due to the acquisition of the Delray Beach Plaza shopping center, which has a ground lease classified as a finance lease.

The change in fair value of derivatives and other for the three months ended March 31, 2021 flipped to an increase in fair value from a decrease compared to the three months ended March 31, 2020 as a result of significant decreases in forward LIBOR (the London Inter-Bank Offered Rate).

Unrealized credit loss release (provision) changed by $0.4 million compared to the three months ended March 31, 2020 and switched from unrealized credit loss provision in 2020 to unrealized credit loss release in the 2021 period primarily due to differences in the economic outlook relating to the development projects securing the mezzanine loans.

Other income (expense), net for the three months ended March 31, 2021 increased by $0.1 million compared to the three months ended March 31, 2020, primarily due to insurance reimbursements on certain properties.

The income tax provision and benefits that we recognized during the three months ended March 31, 2021 and 2020 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, general contracting expenses, property development and acquisitions, tenant improvements, and capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities, and the opportunistic disposition of non-core properties. We also may fund property development and acquisitions and capital improvements using our credit facility pending long-term financing.

As of March 31, 2021, we had unrestricted cash and cash equivalents of $24.8 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $9.8 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of March 31, 2021, we had $93.2 million of available borrowings under our credit facility to meet our short-term liquidity requirements and $48.4 million of available borrowings under our construction loans to fund development activities.

We may enter into standby letters of credit using the available capacity under the credit facility. Letters of credit generally are available for draw down in the event the Company does not perform under certain obligations. As of March 31, 2021, the Operating Partnership had total outstanding letters of credit of $15.0 million to guarantee the funding of its investment in the Harbor Point Parcel 3 partnership (T. Rowe Price global headquarters).

As of March 31, 2021, we had a $19.5 million loan on Southgate Square scheduled to mature in 2021. In April 2021, this loan was refinanced and maturity date was extended to April 29, 2024. We believe that together with our cash on hand, revolving credit facility, and general ability to access the capital markets, we will have sufficient resources to finance our operations and fund our debt service requirements and capital expenditures over the next 12 months.

ATM Program

On March 10, 2020, we commenced an at-the-market continuous equity offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock and shares of our 6.75% Series A

Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through our sales agents and, with respect to shares of our common stock, may enter into separate forward sales agreements to or through the forward purchaser.

During the three months ended March 31, 2021, we issued and sold 717,388 shares of common stock at a weighted average price of $12.82 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $9.1 million. During the three months ended March 31, 2021, we did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $250.4 million remained unsold under the ATM Program as of May 4, 2021.

Credit Facility

We have a senior credit facility that was amended and restated on October 3, 2019. The total commitments are $355.0 million, comprised of a $150.0 million senior unsecured revolving credit facility and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks. Subject to available borrowing capacity, we intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio, and for working capital. Our unencumbered borrowing pool will support revolving borrowings of up to $118 million as of March 31, 2021.

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

On January 7, 2021, we entered into a $15.0 million standby letter of credit using the available capacity under the credit facility to guarantee the funding of our investment in the Harbor Point Parcel 3 partnership, which is the developer of T. Rowe Price's new global headquarters. This letter of credit is available for draw down on the revolving credit facility in the event we do not perform.

We are currently in compliance with all covenants under the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2021 ($ in thousands):

	Amount Outstanding	Interest Rate (a)	Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Southgate Square (b)	$19,462	LIBOR + 1.60%	1.71%		April 29, 2021	$19,462
Red Mill West	10,737	4.23%			June 1, 2022	10,187
Thames Street Wharf	70,000	LIBOR + 1.30%	1.81%	(e)	June 26, 2022	70,000
Marketplace at Hilltop	10,018	4.42%			October 1, 2022	9,383
1405 Point	52,825	LIBOR + 2.25%	2.36%		January 1, 2023	51,532
Socastee Commons	4,429	4.57%			January 6, 2023	4,223
Nexton Square	20,107	LIBOR + 2.25%	2.50%		February 1, 2023	20,107
Wills Wharf	60,831	LIBOR + 2.25%	2.36%		June 26, 2023	60,831
249 Central Park (c)	16,538	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	15,935
Fountain Plaza Retail (c)	9,952	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	9,590
South Retail (c)	7,261	LIBOR + 1.60%	3.85%	(e)	August 10, 2023	6,996
Hoffler Place (d)	18,400	LIBOR + 2.60%	3.00%		January 1, 2024	18,143
Summit Place (d)	23,100	LIBOR + 2.60%	3.00%		January 1, 2024	22,789
One City Center	24,560	LIBOR + 1.85%	1.96%		April 1, 2024	22,559
Red Mill Central	2,319	4.80%			June 17, 2024	1,765
Solis Gainesville	—	LIBOR + 3.00%	3.75%		August 31, 2024	—
Premier Apartments (f)	16,664	LIBOR + 1.55%	1.66%		October 31, 2024	15,848
Premier Retail (f)	8,208	LIBOR + 1.55%	1.66%		October 31, 2024	7,806
Red Mill South	5,755	3.57%			May 1, 2025	4,383
Brooks Crossing Office	15,267	LIBOR + 1.60%	1.71%		July 1, 2025	13,056
Market at Mill Creek	13,627	LIBOR + 1.55%	1.66%		July 12, 2025	10,876
Johns Hopkins Village	50,609	LIBOR + 1.25%	4.19%	(e)	August 7, 2025	45,967
North Point Center-Phase II	2,060	7.25%			September 15, 2025	1,344
Encore Apartments (g)	24,960	2.93%			February 10, 2026	22,256
4525 Main Street (g)	31,981	2.93%			February 10, 2026	28,517
660 Delray Beach	14,473	LIBOR + 3.00%	3.11%		March 8, 2026	13,828
Lexington Square	14,374	4.50%			September 1, 2028	12,044
Red Mill North	4,268	4.73%			December 31, 2028	3,295
Greenside Apartments	33,131	3.17%			December 15, 2029	26,089
The Residences at Annapolis Junction	84,375	SOFR + 2.66%	2.67%		November 1, 2030	71,183
Smith's Landing	17,112	4.05%			June 1, 2035	384
Liberty Apartments	13,802	5.66%			November 1, 2043	90
Edison Apartments	16,187	5.30%			December 1, 2044	100
The Cosmopolitan	42,707	3.35%			July 1, 2051	187
Total secured debt	$760,099					$620,755
Unsecured Debt
Senior unsecured revolving credit facility	$10,000	LIBOR+1.30%-1.85%	1.61%		January 24, 2024	$10,000
Senior unsecured term loan	19,500	LIBOR+1.25%-1.80%	1.56%		January 24, 2025	19,500
Senior unsecured term loan	185,500	LIBOR+1.25%-1.80%	1.95%-4.47%	(e)	January 24, 2025	185,500
Total unsecured debt	$215,000					$215,000
Total principal balances	975,099					835,755
Unamortized GAAP adjustments	(9,991)					—
Other notes payable (h)	10,039					—
Indebtedness, net	$975,147					$835,755
________________________________________
(a) LIBOR and Secured Overnight Financing Rate ("SOFR") are determined by individual lenders.
(b) Refinanced in April 2021 with a new maturity date in April 2024.
(c) Cross collateralized.
(d) Cross collateralized.
(e) Includes debt subject to interest rate swap locks.
(f) Cross collateralized.
(g) Cross collateralized.
(h) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 42-year remaining lease term and an earn-out liability for the Gainesville development project.

The Company is currently in compliance with all loan covenants.

As of March 31, 2021, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2021 (excluding three months ended March 31, 2021)	$27,488	3%
2022	100,263	10%
2023	179,334	18%
2024	109,352	11%
2025	289,474	30%
Thereafter	269,188	28%
Total	$975,099	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.

Interest Rate Derivatives

As of March 31, 2021, we were party to the following LIBOR (to be transitioned to SOFR) interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
5/15/2019	6/1/2022	2.50% (LIBOR)	$100,000
1/10/2020	2/1/2022	1.75% (LIBOR)	50,000
1/28/2020	2/1/2022	1.75% (LIBOR)	50,000
3/2/2020	3/1/2022	1.50% (LIBOR)	100,000
7/1/2020	7/1/2023	0.50% (LIBOR)	100,000
11/1/2020	11/1/2023	1.84% (SOFR)	84,375
2/2/2021	2/1/2023	0.50% (LIBOR)	100,000
3/4/2021	4/1/2023	2.50% (LIBOR)	14,479
Total			$598,854

As of March 31, 2021, the Company held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
John Hopkins Village	50,609	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,750	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.55%	2.00%	4/1/2020	4/1/2024
Total	$339,859

Off-Balance Sheet Arrangements

In connection with our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. As of March 31, 2021 we had an outstanding payment guarantee amount on Interlock Commercial for $34.3 million.

Cash Flows

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Operating Activities	$8,135	$20,307	$(12,172)
Investing Activities	(31,119)	(49,170)	18,051
Financing Activities	7,142	38,072	(30,930)
Net Increase (decrease)	$(15,842)	$9,209	$(25,051)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$50,430	$43,579
Cash, Cash Equivalents, and Restricted Cash, End of Period	$34,588	$52,788

Net cash provided by operating activities during the three months ended March 31, 2021 decreased $12.2 million compared to the three months ended March 31, 2020 primarily as a result of timing differences in operating assets and liabilities.

During the three months ended March 31, 2021, we invested $18.1 million less in cash compared to the three months ended March 31, 2020 primarily due to decreased development activity, increased disposition activity, lower levels of mezzanine funding, and the repayment of the Delray Beach Plaza mezzanine loan, which was partially offset by more cash invested in the acquisition of operating properties and equity method investments.

Net cash provided by financing activities during the three months ended March 31, 2021 decreased by $30.9 million compared to the three months ended March 31, 2020 primarily as a result of decreased borrowings under the revolving credit facility and mortgage loans, which was partially offset by an increase in net proceeds from equity issuances and a decrease in dividends and distributions paid.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three months ended March 31, 2021 and 2020 to net income, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unit holders	$3,122	$8,160
Depreciation and amortization (1)	18,066	14,092
Gain on operating real estate dispositions (2)	(3,464)	—
Impairment of real estate assets	3,039	—
FFO attributable to common stockholders and OP Unit holders	20,763	22,252
Acquisition, development and other pursuit costs	71	27
Impairment of intangible assets and liabilities	—	158
Unrealized credit loss provision (release)	(55)	377
Amortization of right-of-use assets - finance leases	189	147
Change in fair value of derivatives and other	(393)	1,736
Normalized FFO available to common stockholders and OP Unit holders	$20,575	$24,697
Net income attributable to common stockholders and OP Unit holders per diluted share and unit	$0.04	$0.11
FFO attributable to common stockholders and OP Unit holders per diluted share and unit	$0.26	$0.29
Normalized FFO attributable to common stockholders and OP Unit holders per diluted share and unit	$0.26	$0.32
Weighted average common shares and units - diluted	80,276	77,671
________________________________________

(1) The adjustment for depreciation and amortization for the three months ended March 31, 2020 excludes $0.2 million of depreciation attributable to the Company's joint venture partners.
(2) Excludes the gain on sale of easement rights on a non-operating parcel.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon then-currently available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk since December 31, 2020. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosure set forth in Part II, Item 7, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2021, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

    None.

Issuer Purchases of Equity Securities

    During the three months ended March 31, 2021, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"). The following table summarizes all of these repurchases during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	—	$—	N/A	N/A
February 1, 2021 through February 28, 2021	—	—	N/A	N/A
March 1, 2021 through March 31, 2021	42,629	12.64	N/A	N/A
Total	42,629	$12.64
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

3.2
Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 23, 2021).

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

3.8
Articles Supplementary Designating Additional 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, dated August 17, 2020 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 20, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: May 6, 2021	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	/s/ Michael P. O’Hara
Michael P. O’Hara
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)