Form 10-Q
period 2021-06-30
Armada Hoffler Properties, Inc.
filed 2021-08-06
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
☐ Yes     ☒  No
As of August 3, 2021, the registrant had 60,991,015 shares of common stock, $0.01 par value per share, outstanding. In addition, as of August 3, 2021, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 20,853,485 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,756,836	$1,680,943
Held for development	11,294	13,607
Construction in progress	37,167	63,367
	1,805,297	1,757,917
Accumulated depreciation	(278,010)	(253,965)
Net real estate investments	1,527,287	1,503,952
Real estate investments held for sale	—	1,165
Cash and cash equivalents	43,493	40,998
Restricted cash	9,749	9,432
Accounts receivable, net	30,227	28,259
Notes receivable, net	112,446	135,432
Construction receivables, including retentions, net	13,823	38,735
Construction contract costs and estimated earnings in excess of billings	85	138
Equity method investment	6,999	1,078
Operating lease right-of-use assets	32,640	32,760
Finance lease right-of-use assets	47,544	23,544
Acquired lease intangible assets	55,807	58,154
Other assets	40,358	43,324
Total Assets	$1,920,458	$1,916,971
LIABILITIES AND EQUITY
Indebtedness, net	$964,396	$963,845
Accounts payable and accrued liabilities	20,395	23,900
Construction payables, including retentions	18,470	49,821
Billings in excess of construction contract costs and estimated earnings	4,137	6,088
Operating lease liabilities	41,719	41,659
Finance lease liabilities	45,997	17,954
Other liabilities	57,725	56,902
Total Liabilities	1,152,839	1,160,169
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized, 6,843,418 shares issued and outstanding as of June 30, 2021 and December 31, 2020	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 60,991,603 and 59,073,220 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	610	591
Additional paid-in capital	496,111	472,747
Distributions in excess of earnings	(124,697)	(112,356)
Accumulated other comprehensive loss	(5,914)	(8,868)
Total stockholders’ equity	537,195	523,199
Noncontrolling interests in investment entities	634	488
Noncontrolling interests in Operating Partnership	229,790	233,115
Total Equity	767,619	756,802
Total Liabilities and Equity	$1,920,458	$1,916,971

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental revenues	$47,378	$39,915	$93,119	$82,204
General contracting and real estate services revenues	18,408	57,398	53,971	104,666
Total revenues	65,786	97,313	147,090	186,870
Expenses
Rental expenses	11,292	8,309	22,124	17,684
Real estate taxes	5,465	4,233	10,771	8,566
General contracting and real estate services expenses	18,131	55,342	52,406	100,892
Depreciation and amortization	17,285	13,777	35,351	28,056
Amortization of right-of-use assets - finance leases	278	146	467	293
General and administrative expenses	3,487	2,988	7,508	6,781
Acquisition, development and other pursuit costs	32	502	103	529
Impairment charges	83	—	3,122	158
Total expenses	56,053	85,297	131,852	162,959
Gain on real estate dispositions	—	2,776	3,717	2,776
Operating income	9,733	14,792	18,955	26,687
Interest income	6,746	4,412	10,862	11,638
Interest expense	(8,418)	(7,227)	(16,393)	(15,415)
Change in fair value of derivatives and other	314	(6)	707	(1,742)
Unrealized credit loss release (provision)	(388)	117	(333)	(260)
Other income (expense), net	7	286	186	344
Income before taxes	7,994	12,374	13,984	21,252
Income tax benefit (provision)	461	(65)	480	192
Net income	8,455	12,309	14,464	21,444
Net (income) loss attributable to noncontrolling interests:
Investment entities	—	44	—	136
Operating Partnership	(1,429)	(3,051)	(2,240)	(5,286)
Net income attributable to Armada Hoffler Properties, Inc.	7,026	9,302	12,224	16,294
Preferred stock dividends	(2,887)	(1,175)	(5,774)	(2,242)
Net income attributable to common stockholders	$4,139	$8,127	$6,450	$14,052
Net income attributable to common stockholders per share (basic and diluted)	$0.07	$0.14	$0.11	$0.25
Weighted-average common shares outstanding (basic and diluted)	60,409	56,668	59,918	56,533

Comprehensive income:
Net income	$8,455	$12,309	$14,464	$21,444
Unrealized cash flow hedge gains (losses)	(469)	(2,279)	1,807	(9,768)
Realized cash flow hedge losses reclassified to net income	1,103	798	2,181	1,190
Comprehensive income	9,089	10,828	18,452	12,866
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	—	44	—	136
Operating Partnership	(1,592)	(2,646)	(3,274)	(2,937)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$7,497	$8,226	$15,178	$10,065

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity

(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2020	$171,085	$591	$472,747	$(112,356)	$(8,868)	$523,199	$488	$233,115	$756,802
Net income	—	—	—	5,198	—	5,198	—	811	6,009
Unrealized cash flow hedge gains	—	—	—	—	1,685	1,685	—	591	2,276
Realized cash flow hedge losses reclassified to net income	—	—	—	—	798	798	—	280	1,078
Net proceeds from issuance of common stock	—	7	8,974	—	—	8,981	—	—	8,981
Restricted stock awards, net	—	1	631	—	—	632	—	—	632
Redemption of operating partnership units	—	—	131	—	—	131	—	(134)	(3)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.15 per share and unit)	—	—	—	(9,008)	—	(9,008)	—	(3,128)	(12,136)
Balance, March 31, 2021	171,085	599	482,483	(119,053)	(6,385)	528,729	488	231,535	760,752
Net income	—	—	—	7,026	—	7,026	—	1,429	8,455
Unrealized cash flow hedge losses	—	—	—	—	(349)	(349)	—	(120)	(469)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	820	820	—	283	1,103
Net proceeds from issuance of common stock	—	11	14,105	—	—	14,116	—	—	14,116
Restricted stock awards, net	—	—	473	—	—	473	—	—	473
Acquisition of noncontrolling interest in real estate entity	—	—	(950)	—	—	(950)	146	—	(804)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.16 per share and unit)	—	—	—	(9,783)	—	(9,783)	—	(3,337)	(13,120)
Balance, June 30, 2021	$171,085	$610	$496,111	$(124,697)	$(5,914)	$537,195	$634	$229,790	$767,619

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2019	$63,250	$563	$455,680	$(106,676)	$(4,240)	$408,577	$4,462	$242,408	$655,447
Cumulative effect of accounting change(1)	—	—	—	(2,185)	—	(2,185)	—	(824)	(3,009)
Net income (loss)	—	—	—	6,992	—	6,992	(92)	2,235	9,135
Unrealized cash flow hedge losses	—	—	—	—	(5,438)	(5,438)	—	(2,051)	(7,489)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	285	285	—	107	392
Net proceeds from issuance of common stock	—	1	1,348	—	—	1,349	—	—	1,349
Restricted stock awards, net	—	1	776	—	—	777	—	—	777
Dividends declared on preferred stock	—	—	—	(1,067)	—	(1,067)	—	—	(1,067)
Dividends and distributions declared on common shares and units ($0.22 per share and unit)	—	—	—	(12,454)	—	(12,454)	—	(4,680)	(17,134)
Balance, March 31, 2020	63,250	565	457,804	(115,390)	(9,393)	396,836	4,370	237,195	638,401
Net income (loss)	—	—	—	9,302	—	9,302	(44)	3,051	12,309
Unrealized cash flow hedge losses	—	—	—	—	(1,657)	(1,657)	—	(622)	(2,279)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	580	580	—	218	798
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	96	—	(5)	—	—	91	—	—	91
Net proceeds from issuance of common stock	—	5	4,411	—	—	4,416	—	—	4,416
Restricted stock awards, net	—	—	515	—	—	515	—	—	515
Acquisition of noncontrolling interest in real estate entity	—	—	(2,386)	—	—	(2,386)	(3,744)	—	(6,130)
Dividends declared on preferred stock	—	—	—	(1,175)	—	(1,175)	—	—	(1,175)
Balance, June 30, 2020	$63,346	$570	$460,339	$(107,263)	$(10,470)	$406,522	$582	$239,842	$646,946

(1) The Company recorded cumulative effect adjustments related to the new Current Expected Credit Losses ("CECL") standard in the first quarter of 2020.

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$14,464	$21,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	25,209	20,814
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	10,142	7,242
Accrued straight-line rental revenue	(3,327)	(1,510)
Amortization of leasing incentives and above or below-market rents	(508)	(414)
Amortization of right-of-use assets - finance leases	467	293
Accrued straight-line ground rent expense	81	7
Unrealized credit loss provision	333	260
Adjustment for uncollectable lease accounts	562	1,486
Noncash stock compensation	1,440	1,451
Impairment charges	3,122	158
Noncash interest expense	1,329	854
Gain on real estate dispositions	(3,717)	(2,776)
Change in fair value of derivatives and other	(707)	1,742
Changes in operating assets and liabilities:
Property assets	(1,469)	(4,544)
Property liabilities	(2,968)	3,389
Construction assets	26,865	(6,556)
Construction liabilities	(34,645)	18,047
Interest receivable	3,967	(11,633)
Net cash provided by operating activities	40,640	49,754
INVESTING ACTIVITIES
Development of real estate investments	(19,476)	(39,854)
Tenant and building improvements	(4,817)	(5,003)
Acquisitions of real estate investments, net of cash received	(28,173)	(8,853)
Dispositions of real estate investments, net of selling costs	9,156	89,383
Notes receivable issuances	(19,796)	(17,599)
Notes receivable paydowns	38,490	2,413
Leasing costs	(1,068)	(1,656)
Leasing incentives	—	(1,179)
Contributions to equity method investments	(5,921)	—
Net cash provided by (used for) investing activities	(31,605)	17,652
FINANCING ACTIVITIES
Proceeds from issuance of cumulative redeemable perpetual preferred stock, net	—	91
Proceeds from issuance of common stock, net	23,097	5,765
Common shares tendered for tax withholding	(553)	(534)
Debt issuances, credit facility and construction loan borrowings	19,119	74,672
Debt and credit facility repayments, including principal amortization	(18,379)	(80,283)
Debt issuance costs	(2,024)	(36)
Acquisition of NCI in consolidated RE investments	(804)	—
Dividends and distributions	(26,679)	(35,549)
Net cash used for financing activities	(6,223)	(35,874)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,812	31,532
Cash, cash equivalents, and restricted cash, beginning of period	50,430	43,579
Cash, cash equivalents, and restricted cash, end of period (1)	$53,242	$75,111

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosures (noncash transactions):
Increase (decrease) in dividends and distributions payable	$4,351	$(16,173)
Increase (decrease) in accrued capital improvements and development costs	2,058	(8,622)
Note payable issued in acquisition of noncontrolling interest in real estate investment	—	6,130
Operating Partnership units redeemed for common shares	131	—
Recognition of finance lease right-of-use assets	24,466	—
Recognition of finance lease liabilities	27,940	—

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$43,493	$70,979
Restricted cash (a)	9,749	4,132
Cash, cash equivalents, and restricted cash	$53,242	$75,111
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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of June 30, 2021, owned 74.5% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries thereof.

As of June 30, 2021, the Company's property portfolio consisted of 56 operating properties and three properties either under development or not yet stabilized.

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition, and results of operations for the interim periods presented.

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, particularly in light of the novel coronavirus ("COVID-19") pandemic and its effects on the domestic and global economies during interim periods in 2020 and 2021. The pandemic has led to continuous changes in operational restrictions imposed by governments and other authorities around the world, including federal, state, and local authorities in the United States instituting restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, and shelter-in-place orders, causing many of the Company’s tenants, particularly in the Company’s retail portfolio, to suspend or limit operations for certain periods of time. While operations in many areas have been allowed to fully or partially re-open, no assurance can be given that such closures or restrictions will not be reinstituted in the future. The extent of the COVID-19 pandemic’s effect on our business activity will depend on future developments, including the duration and intensity of the pandemic, the timing and effectiveness of COVID-19 vaccines (including against COVID-19 variant strains), the duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects and the timing and effectiveness of vaccine administration, all of which are uncertain and difficult to predict. Due to the uncertainty surrounding the COVID-19 pandemic, we are not able at this time to estimate the full effect of these factors on our business. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Reclassifications

Certain items have been reclassified from their prior year classifications to conform to the current year presentation. The amounts previously classified as Interest expense on indebtedness and Interest expense on finance leases for the three and six months ended June 30, 2020 in the Condensed Consolidated Statement of Comprehensive Income are now included in a single line item as Interest expense. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

Net operating income of the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Office real estate
Rental revenues	$11,756	$10,494	$23,391	$20,686
Rental expenses	2,938	2,291	5,813	4,837
Real estate taxes	1,413	1,228	2,771	2,374
Segment net operating income	7,405	6,975	14,807	13,475
Retail real estate
Rental revenues	19,204	18,714	37,459	39,125
Rental expenses	3,013	2,458	5,849	5,478
Real estate taxes	2,180	2,007	4,207	4,173
Segment net operating income	14,011	14,249	27,403	29,474
Multifamily residential real estate
Rental revenues	16,418	10,707	32,269	22,393
Rental expenses	5,341	3,560	10,462	7,369
Real estate taxes	1,872	998	3,793	2,019
Segment net operating income	9,205	6,149	18,014	13,005
General contracting and real estate services
Segment revenues	18,408	57,398	53,971	104,666
Segment expenses	18,131	55,342	52,406	100,892
Segment gross profit	277	2,056	1,565	3,774
Net operating income	$30,898	$29,429	$61,789	$59,728

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended June 30, 2021 and 2020 exclude revenue related to intercompany construction contracts of $5.4 million and $8.4 million, respectively, as it is eliminated in consolidation. General contracting and real estate services revenues for the six months ended June 30, 2021 and 2020 exclude revenue related to intercompany construction contracts of $7.4 million and $21.5 million, respectively.

General contracting and real estate services expenses for the three months ended June 30, 2021 and 2020 exclude expenses related to intercompany construction contracts of $5.4 million and $8.3 million, respectively. General contracting and real estate services expenses for the six months ended June 30, 2021 and 2020 exclude expenses related to intercompany construction contracts of $7.4 million and $21.3 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net operating income	$30,898	$29,429	$61,789	$59,728
Depreciation and amortization	(17,285)	(13,777)	(35,351)	(28,056)
Amortization of right-of-use assets - finance leases	(278)	(146)	(467)	(293)
General and administrative expenses	(3,487)	(2,988)	(7,508)	(6,781)
Acquisition, development and other pursuit costs	(32)	(502)	(103)	(529)
Impairment charges	(83)	—	(3,122)	(158)
Gain on real estate dispositions	—	2,776	3,717	2,776
Interest income	6,746	4,412	10,862	11,638
Interest expense	(8,418)	(7,227)	(16,393)	(15,415)
Change in fair value of derivatives and other	314	(6)	707	(1,742)
Unrealized credit loss release (provision)	(388)	117	(333)	(260)
Other income (expense), net	7	286	186	344
Income tax benefit (provision)	461	(65)	480	192
Net income	$8,455	$12,309	$14,464	$21,444

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses, including corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

4. Leases

Lessee Disclosures

As a lessee, the Company has nine ground leases on eight properties. These ground leases have maximum lease terms (including renewal options) that expire between 2074 and 2117. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Six of these leases have been classified as operating leases and three of these leases have been classified as finance leases. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

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

Rental revenue for the three and six months ended June 30, 2021 and 2020 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Base rent and tenant charges	$45,686	$38,767	$89,284	$80,280
Accrued straight-line rental adjustment	1,436	953	3,327	1,510
Lease incentive amortization	(159)	(160)	(318)	(333)
Above/below market lease amortization	415	355	826	747
Total rental revenue	$47,378	$39,915	$93,119	$82,204

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

Hoffler Place

On June 28, 2021, the Company purchased the remaining 7.5% ownership interest in Hoffler Place for a cash payment of $0.3 million.

Summit Place

On June 28, 2021, the Company purchased the remaining 10% ownership interest in Summit Place for a cash payment of $0.5 million.

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

Impairment of Real Estate

During the six months ended June 30, 2021, the Company recognized impairment of real estate of $3.0 million related to the Socastee Commons shopping center in Myrtle Beach, South Carolina. The Company anticipates a decline in cash flows due to the expiration of the anchor tenant lease. The Company has not re-leased the anchor tenant space and has determined that it is not probable that this space will be leased in the near future at rates sufficient to recover the Company’s investment in the property. The Company has recorded an impairment loss equal to the excess of the book value of the property’s assets over the estimated fair value of the property.

Equity Method Investment

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the six months ended June 30, 2021, the Company invested $5.9 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $30.0 million relating to this project. As of June 30, 2021 and December 31, 2020, the carrying value of the Company's investment in Harbor Point Parcel 3 was $7.0 million and $1.1 million, respectively. For the six months ended June 30, 2021, Harbor Point Parcel 3 had no operating activity, and therefore the Company received no allocated income.

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

6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of June 30, 2021 and December 31, 2020 ($ in thousands):

	Outstanding loan amount					Interest compounding
Development Project	June 30, 2021	December 31, 2020	Maximum loan commitment	Interest rate
Delray Beach Plaza	$—	$14,289	$17,000	15.0%	(a)	Annually
Interlock Commercial	93,991	85,318	103,000	15.0%	(b)	None
Nexton Multifamily	11,716	—	22,315	11.0%		Annually
Solis Apartments at Interlock	—	28,969	41,100	13.0%		Annually
Total mezzanine	105,707	128,576	$183,415
Other notes receivable	7,018	6,809
Notes receivable guarantee premium	1,850	2,631
Allowance for credit losses	(2,129)	(2,584)
Total notes receivable	$112,446	$135,432
________________________________________
(a) Loan was placed on nonaccrual status effective April 1, 2020.
(b) $3.0 million of this loan is subject to an interest rate of 18%.

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Development Project	2021		2020		2021		2020
The Residences at Annapolis Junction	$—		$—	(a)	$—		$2,468	(a)(b)
Delray Beach Plaza	—		—	(a)	—	(a)	489	(a)
Nexton Multifamily	261		—		261		—
Nexton Square	—		405		—		797
Interlock Commercial	3,310	(b)	3,157	(b)	6,384	(b)	6,175	(b)
Solis Apartments at Interlock	3,068	(c)	838		4,005	(c)	1,675
Total mezzanine	6,639		4,400		10,650		11,604
Other interest income	107		12		212		34
Total interest income	$6,746		$4,412		$10,862		$11,638
________________________________________
(a) Loan was placed on nonaccrual status effective April 1, 2020.
(b) Includes recognition of interest income related to an exit fee that is due upon repayment of the loan.
(c) Includes prepayment premium of $2.4 million from early payoff of the loan.

Delray Beach Plaza

On February 26, 2021, the Company acquired Delray Beach Plaza, a Whole Foods-anchored retail property located in Delray Beach, Florida for a contract price of $27.6 million plus capitalized transaction costs of $0.2 million. The developer of this property repaid the Company's mezzanine note receivable of $14.3 million at the time of the acquisition, which consisted of $12.3 million of principal and $2.0 million of accrued interest.

Interlock Commercial

In March 2021, the Company loaned an additional $7.5 million as part of the Interlock Commercial loan to fund project costs due to an additional equity requirement to reduce the senior loan. In June 2021, the borrower repaid $6.1 million of this loan, comprised of $3.0 million of principal and $3.1 million of accrued interest.

Nexton Multifamily

On April 1, 2021, the Company entered into a $22.3 million preferred equity investment for the development of a multifamily property located in Summerville, South Carolina, adjacent to the Company's Nexton Square property. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on October 1, 2026, and it is accounted for as a note receivable. The Company's investment bears interest at a rate of 11%, compounded annually. The Company funded $11.5 million of this investment during the six months ended June 30, 2021.

Management has concluded that this entity is a VIE. Because the other investor in the project, TP Nexton LLC, is the developer of Nexton Multifamily, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Solis Apartments at Interlock

On June 7, 2021 the borrower paid off the Solis Apartments at Interlock note receivable in full. The Company received a total of $33.0 million, which consisted of $23.2 million outstanding principal, $7.4 million of accrued interest, and a prepayment premium of $2.4 million that resulted from the early payoff of the loan.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities. As of June 30, 2021, the

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

On a quarterly basis, the Company compares the risk inherent in its loans to industry loan loss data experienced during past business cycles. The Company updated the risk ratings for each of its notes receivable as of June 30, 2021 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of June 30, 2021 was Pass-rated.

At December 31, 2020, the Company reported $135.4 million of notes receivable, net of allowances of $2.6 million. At June 30, 2021, the Company reported $112.4 million of notes receivable, net of allowances of $2.1 million. Changes in the allowance for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$1,741	$3,202	$2,584	$—
Cumulative effect of accounting change	—	—	—	2,825
Unrealized credit loss provision (release)	388	(117)	333	260
Extinguishment due to acquisition	—	—	(788)	—
Ending balance	$2,129	$3,085	$2,129	$3,085

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of December 31, 2020, the Company had one loan with non-accrual status with an amortized cost basis of $13.6 million. As of June 30, 2021, there were no loans on non-accrual status.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of June 30, 2021 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$138	$6,088	$249	$5,306
Revenue recognized that was included in the balance at the beginning of the period	—	(6,088)	—	(5,306)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	4,191	—	9,320
Transferred to receivables	(464)	—	(285)	—
Construction contract costs and estimated earnings not billed during the period	85	—	333	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	326	(54)	36	—
Ending balance	$85	$4,137	$333	$9,320

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $2.4 million and $1.7 million were deferred as of June 30, 2021 and December 31, 2020, respectively. Amortization of pre-contract costs for the six months ended June 30, 2021 and 2020 was $0.2 million and $0.4 million, respectively.

Construction receivables and payables include retentions, amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of June 30, 2021 and December 31, 2020, construction receivables included retentions of $6.4 million and $17.1 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of June 30, 2021 during the next twelve months. As of June 30, 2021 and December 31, 2020, construction payables included retentions of $6.6 million and $17.7 million, respectively. The Company expects to pay substantially all construction payables outstanding as of June 30, 2021 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Costs incurred on uncompleted construction contracts	$957,444	$905,037
Estimated earnings	33,645	32,130
Billings	(995,141)	(943,117)
Net position	$(4,052)	$(5,950)

Construction contract costs and estimated earnings in excess of billings	$85	$138
Billings in excess of construction contract costs and estimated earnings	(4,137)	(6,088)
Net position	$(4,052)	$(5,950)

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning backlog	$38,838	$235,642	$71,258	$242,622
New contracts/change orders	50,278	15,490	53,402	55,930
Work performed	(18,897)	(57,390)	(54,441)	(104,810)
Ending backlog	$70,219	$193,742	$70,219	$193,742

The Company expects to complete a majority of the uncompleted contracts in place as of June 30, 2021 during the next 12 to 18 months.

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

As of June 30, 2021, there was no balance outstanding on the revolving credit facility. As of December 31, 2020, the outstanding balance on the revolving credit facility was $10.0 million. The outstanding balance on the term loan facility was $205.0 million as of both dates. As of June 30, 2021, the effective interest rates on the revolving credit facility and the term loan facility were 1.70% and 1.65%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty. The Company's unencumbered borrowing pool will support revolving borrowings of up to $115 million as of June 30, 2021.

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

On January 7, 2021, the Operating Partnership entered into a $15.0 million standby letter of credit using the available capacity under the credit facility to guarantee the funding of its investment in the Harbor Point Parcel 3 joint venture, which is the developer of T. Rowe Price's new global headquarters. This letter of credit is available for draw down on the revolving credit facility in the event the Company does not meet its equity requirement.

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

On April 15, 2021, the Company refinanced the $19.5 million Southgate Square loan. The loan bears interest at a rate of LIBOR plus a spread of 2.25% (LIBOR has a 0.75% floor) and will mature on April 29, 2024. The loan term may be extended for an additional two years under the satisfaction of certain criteria.

On May 5, 2021, the Company entered into a $35.1 million construction loan agreement for the Chronicle Mill development project. The loan bears interest rate at LIBOR plus a spread of 3.00% (LIBOR has a 0.25% floor). The loan matures on May 5, 2024 and has two 12-month extension options.

During the six months ended June 30, 2021, the Company borrowed $3.4 million under its existing construction loans to fund new development and construction.

In July 2021, the Company modified the loan secured by Johns Hopkins Village. The modification makes changes to certain loan covenants. As a result of this modification, the Company is currently in compliance with all loan covenants.

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

As of June 30, 2021, the Company had the following LIBOR and Secured Overnight Financing Rate ("SOFR") interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate		Premium Paid
5/15/2019	6/1/2022	$100,000		2.50% (LIBOR)		$288
1/10/2020	2/1/2022	50,000	(b)	1.75% (LIBOR)		87
1/28/2020	2/1/2022	50,000	(b)	1.75% (LIBOR)		62
3/2/2020	3/1/2022	100,000	(b)	1.50% (LIBOR)		111
7/1/2020	7/1/2023	100,000	(b)	0.50% (LIBOR)		232
11/1/2020	11/1/2023	84,375	(b)	1.84% (SOFR)	(a)	91
2/2/2021	2/1/2023	100,000		0.50% (LIBOR)		45
3/4/2021	4/1/2023	14,479		2.50% (LIBOR)		4
5/5/2021	5/1/2023	50,000		0.50% (LIBOR)		75
5/5/2021	5/1/2023	35,100		0.50% (LIBOR)		55
6/16/2021	7/1/2023	100,000		0.50% (LIBOR)		120
Total		$783,954				$1,170

________________________________________
(a) This interest rate cap is subject to SOFR, which has been identified as the alternative to LIBOR. LIBOR will be phased out beginning December 31, 2021.
(b) Designated as a cash flow hedge.

As of June 30, 2021, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR	2.78%	4.33%	5/1/2018	5/1/2023
John Hopkins Village	50,367	(a)	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	(a)	1-month LIBOR	3.02%	4.57%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,629	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR	2.26%	3.81%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	(a)	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.55%	2.10%	4/1/2020	4/1/2024
Total	$339,496
________________________________________
(a) Designated as a cash flow hedge.

For the interest rate swaps and caps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the Condensed Consolidated Statements of Comprehensive Income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates reclassifying approximately $4.2 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$50,000	$—	$(2,339)	$50,000	$—	$(3,056)
Interest rate caps	399,579	359	—	150,000	4	—
Total derivatives not designated as accounting hedges	449,579	359	(2,339)	200,000	4	(3,056)
Derivatives designated as accounting hedges
Interest rate swaps	289,497	—	(8,075)	290,231	—	(11,797)
Interest rate caps	384,375	236	—	384,375	86	—
Total derivatives	$1,123,451	$595	$(10,414)	$874,606	$90	$(14,853)

The changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest rate swaps	$(86)	$(2,147)	$2,375	$(11,230)
Interest rate caps	(34)	(138)	207	(280)
Total change in fair value of interest rate derivatives	$(120)	$(2,285)	$2,582	$(11,510)
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$348	$(6)	$775	$(1,742)
Unrealized cash flow hedge gains (losses)	(468)	(2,279)	1,807	(9,768)
Total change in fair value of interest rate derivatives	$(120)	$(2,285)	$2,582	$(11,510)

10. Equity

Stockholders’ Equity

On March 10, 2020, the Company commenced an at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through the forward purchaser. During the six months ended June 30, 2021, the Company issued and sold 1,786,524 shares of common stock at a weighted average price of $13.19 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $23.1 million. During the six months ended June 30, 2021, the Company did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $241.4 million remained unsold under the ATM Program as of August 3, 2021.

Noncontrolling Interests

As of June 30, 2021 and December 31, 2020, the Company held a 74.5% and 73.9% common interest in the Operating Partnership, respectively. As of June 30, 2021, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 74.5% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of June 30, 2021, there were 20,853,485 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $0.6 million relates to the minority partners' interest in certain joint venture entities as of June 30, 2021. The noncontrolling interest for consolidated real estate entities was $0.5 million as of December 31, 2020.

On January 4, 2021, a holder of Class A Units tendered 12,000 Class A Units for redemption by the Operating Partnership, which the Company elected to satisfy by issuing an equal number of shares of common stock.

Dividends and Distributions

During the six months ended June 30, 2021, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	11/10/2020	12/30/2020	01/07/2021	$0.11	$8,793
Common Stock/Class A Units	02/09/2021	03/31/2021	04/08/2021	0.15	12,112
Common Stock/Class A Units	05/03/2021	06/30/2021	07/08/2021	0.16	13,095
Series A Preferred Stock	11/10/2020	01/04/2021	01/15/2021	0.421875	2,887
Series A Preferred Stock	02/09/2021	04/01/2021	04/15/2021	0.421875	2,887
Series A Preferred Stock	05/03/2021	07/01/2021	07/15/2021	0.421875	2,887

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of June 30, 2021, there were 608,924 shares available for issuance under the Equity Plan.

During the six months ended June 30, 2021, the Company granted an aggregate of 164,465 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $12.86 per share. Of those shares, 43,646 were surrendered by the employees for income tax withholdings. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Beginning with grants made in 2021, executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the three months ended June 30, 2021 and 2020, the Company recognized $0.5 million of stock-based compensation cost for each period. During the six months ended June 30, 2021 and 2020, the Company recognized $1.7 million and $1.8 million, respectively, of stock-based compensation cost. As of June 30, 2021, there were 153,190 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.4 million, which the Company expects to recognize over the next 33 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net	$964,396	$982,663	$963,845	$980,714
Notes receivable, net	112,446	112,446	135,432	135,223
Interest rate swap liabilities	10,414	10,414	14,853	14,853
Interest rate swap and cap assets	595	595	90	90

13. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue from construction contracts with these entities for the three months ended June 30, 2021 and 2020 was $6.3 million and $11.0 million, respectively. Gross profit from such contracts was $0.2 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. Revenue from construction contracts with these entities for the six months ended June 30, 2021 and 2020 was $18.7 million and $19.5 million, respectively. Gross profit from such contracts was $0.7 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, there was $5.1 million and $8.6 million, respectively, outstanding from related parties of the Company included in net construction receivables.

The general contracting services described above include contracts with an aggregate price of $82.2 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage located in Virginia Beach, Virginia. The developer is owned in part by certain executives of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in 2019 and are projected to result in aggregate gross profit of $3.1 million to the Company, representing a gross profit margin of 4.0%. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, which remains outstanding as of June 30, 2021.

The Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties within ten years of the completion of the Company’s initial public offering and formation transactions completed on May 13, 2013.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of June 30, 2021, the Company had an outstanding payment guarantee for Interlock Commercial for $34.3 million. The Company has recorded a $1.9 million liability and corresponding addition to notes receivable relating to this guarantee.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $2.4 million as of June 30, 2021 and December 31, 2020. In addition, as of June 30, 2021, the Company has outstanding a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project.

On January 7, 2021, the Operating Partnership entered into a $15.0 million standby letter of credit using the available capacity under the credit facility to guarantee the funding of its investment in the Harbor Point Parcel 3 joint venture, which is the developer of T. Rowe Price's new global headquarters. This letter of credit is available for draw down on the revolving credit facility in the event the Company does not meet its equity requirement.

15. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Real Estate

On July 28, 2021, the Company acquired Overlook Village, a retail center in Asheville, North Carolina for a contract price of $28.4 million.

In July 2021, the Company entered into a purchase and sale agreement to sell Socastee Commons for a price of $3.8 million. The sale is expected to be completed by the end of 2021.

Indebtedness

In July 2021, the Company borrowed $25.0 million under the revolving credit facility to fund the acquisition of Overlook Village.

In July 2021, the Company borrowed $2.2 million on its construction loans to fund development activities.

In July 2021, the Company modified the John Hopkins Village loan. The modification makes changes to certain loan covenants. As a result of this modification, the Company is in compliance with the covenants of this loan agreement.

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

Business Description

We are a vertically-integrated, self-managed REIT with four decades of experience developing, building, acquiring and managing high-quality office, retail and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. We also provide general construction and development services to third-party clients, in addition to developing and building properties to be placed in our stabilized portfolio. As of June 30, 2021, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail	Retail	Newport News, Virginia	65%	(1)
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%

Property	Segment	Location	Ownership Interest
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%
Delray Beach Plaza	Retail	Delray Beach, Florida	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek	Retail	Mount Pleasant, South Carolina	70%	(1)
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Nexton Square	Retail	Summerville, South Carolina	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
Socastee Commons	Retail	Myrtle Beach, South Carolina	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1405 Point	Multifamily	Baltimore, Maryland	100%
Edison Apartments	Multifamily	Richmond, Virginia	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Hoffler Place	Multifamily	Charleston, South Carolina	100%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
Summit Place	Multifamily	Charleston, South Carolina	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
The Residences at Annapolis Junction	Multifamily	Annapolis Junction, Maryland	79%	(1)
________________________________________
*Located in the Town Center of Virginia Beach
(1) We are entitled to a preferred return on our investment in this property.

As of June 30, 2021, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Wills Wharf	Office	Baltimore, Maryland	100%
Chronicle Mill	Multifamily	Belmont, North Carolina	85%	(1)
Gainesville Apartments	Multifamily	Gainesville, Georgia	95%	(1)(2)
________________________________________
(1) We are entitled to a preferred return on our investment in this property.
(2) We are required to purchase our joint venture partner's ownership interest after completion of the project.

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

Hoffler Place

On June 28, 2021, we purchased the remaining 7.5% ownership interest in Hoffler Place for a cash payment of $0.3 million.

Summit Place

On June 28, 2021, we purchased the remaining 10% ownership interest in Summit Place for a cash payment of $0.5 million.

Overlook Village

On July 28, 2021, we acquired Overlook Village, a 150,000 square foot retail center in Asheville, North Carolina, for a contract price of $28.4 million.

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

Impaired property

During the six months ended June 30, 2021, we recognized impairment of real estate of $3.0 million related to the Socastee Commons shopping center in Myrtle Beach, South Carolina. We anticipate a decline in cash flows due to the expiration of the anchor tenant lease. We have not re-leased the anchor tenant space and have determined that it is not probable that this space will be leased in the near future at rates sufficient to recover our investment in the property. We have recorded an impairment loss equal to the excess of the book value of the property’s assets over the estimated fair value of the property. In July 2021, we entered into a purchase and sale agreement to sell Socastee Commons for a price of $3.8 million. The sale is expected to be completed by the end of 2021.

Unconsolidated joint ventures

During December 2020, we formed a 50/50 joint venture that will develop and build T. Rowe Price's new global headquarters in Baltimore's Harbor Point (the "Parcel 3 project"). Plans for this development are preliminary and will evolve during the next several quarters. T. Rowe Price agreed to a 15-year lease and plans to relocate its downtown Baltimore operations in the first half of 2024 to a facility in Harbor Point that is planned to contain at least 450,000 square feet of office space. Project costs are currently estimated at $250 million.

In conjunction with this build-to-suit project, another joint venture will develop and build a new mixed-use facility with 310 apartments units and 1,300 spaces of structured parking on a neighboring site (the "Parcel 4 project") to accommodate T. Rowe Price's parking requirements and other parking requirements for the surrounding area. Plans for this project are also preliminary and will evolve during the next several quarters. Estimated project costs are $192 million, and the terms of this joint venture are currently being negotiated. We anticipate that this will be a 50/50 joint venture. When a construction loan is obtained, we will be expected to provide completion guarantees and a partial payment guarantee to the lender for this project.

Under current plans and estimates, our equity requirement combined for the two projects would be $60 million. We anticipate breaking ground in late 2021 for the Parcel 4 project and early 2022 for the Parcel 3 project.

Development Business update

As of June 30, 2021, the Wills Wharf project is substantially complete and approximately 60% leased. We plan to complete tenant improvements later this year.

We commenced construction on the Chronicle Mill multifamily project in the first quarter of 2021. Our project costs are estimated at $55.0 million, of which $35.1 million will be funded with a construction loan, which was originated on May 5, 2021. We expect to deliver this project beginning in the third quarter of 2022.

Mezzanine Lending Program updates

    We are monitoring the completion and stabilization plans for the projects associated with our mezzanine loans, and the projected sales proceeds from these projects continue to support the full collection of our principal and interest upon the sale of these projects. The development projects securing our mezzanine loans had the following activity during the quarter:

Delray Beach Plaza: We exercised our option to purchase Delray Beach Plaza on February 26, 2021. The mezzanine loan was repaid as part of this purchase.

Interlock Commercial: Construction is substantially complete. Certain tenant improvements remain to be completed and are expected to be delivered during the remainder of 2021 and 2022.

Nexton Multifamily: We funded the first $11.5 million of this investment during the six months ended June 30, 2021. Our total loan commitment is $22.3 million.

Solis Apartments at Interlock: This project was partially completed during the fourth quarter of 2020 and fully completed in the first quarter of 2021. The project was sold on June 7, 2021, and the borrower paid off the Solis Apartments at Interlock note receivable in full. We received a total of $33.0 million, which consisted of $23.2 million outstanding principal, $7.4 million of accrued interest, and a prepayment premium of $2.4 million that resulted from the early payoff of the loan.

    We continue to monitor leasing activity at these projects, as applicable, and will monitor the impact of the COVID-19 pandemic on leasing activity and development activity at each of these projects.

Impact of COVID-19 on our Business

Overview

The extent of the COVID-19 pandemic’s effect on our business activity will depend on future developments, including the duration and intensity of the pandemic, the timing, administration and effectiveness of COVID-19 vaccines (including against COVID-19 variant strains), and the duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects, all of which are uncertain and difficult to predict. Due to the uncertainty surrounding the COVID-19 pandemic, we are not able at this time to estimate the full effect of these factors on our business. While the full extent of the COVID-19 pandemic’s impact on the U.S. economy and the U.S. real estate industry remains to be seen, the pandemic has presented significant challenges for us and many of our tenants. In the near-term, we and many of our tenants are focusing on implementing contingency plans to manage business disruptions caused by the pandemic and related actions intended to mitigate its spread. In the long-term, we might need to re-assess and consider modifying our operating model, underwriting criteria, and liquidity position to mitigate the impacts of future economic downturns, including as a result of a future resurgence of COVID-19 cases, the timing, severity, and duration of which cannot be predicted.

We anticipate that the global health crisis caused by COVID-19 and the related responses intended to mitigate its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. We have observed the impact of COVID-19 manifest in the form of business closures or significantly limited operations for periods of time in our retail portfolio, with the exception of tenants operating in certain "essential" businesses, which has resulted, and may in the future result in, a decline in on-time rental payments, increased requests from tenants for temporary rental relief, and potentially permanent closure of certain businesses. While operations in many areas have been allowed to fully or partially re-open, no assurance can be given that such closures or restrictions will not be reinstituted in the future.

In an effort to protect the health and safety of our employees, as part of our initial response to the COVID-19 pandemic, we took proactive, aggressive actions to adopt social distancing policies at our offices, properties, and construction jobsites, including: transitioning our office employees to a remote work environment during certain periods of time, which was greatly assisted by recent enhancements to our IT systems; limiting the number of employees attending in-person meetings; implementing limitations on travel; and ensuring all construction jobsites continue to comply with state and local social distancing and other health and safety protocols implemented by the Company.

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

The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. We have availed ourselves of the option to defer payment of the employer share of Social Security payroll taxes totaling $0.6 million that would otherwise have been owed from the date of enactment of the CARES Act through December 31, 2020. Congress passed the Consolidated Appropriations Act, 2021 in December 2020, and the American Rescue Plan Act of 2021 in March 2021, which include second and third economic stimulus packages, respectively, to address the impact of the COVID-19 pandemic. We continue to assess the potential impacts of the current federal stimulus and relief legislation and any subsequent legislation, including our eligibility and our tenants for funding under programs designed to provide financial assistance to U.S. businesses.

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

Operating Property Portfolio Deferrals

We have received certain rent relief requests, most often in the form of rent deferral requests, as a result of the COVID-19 pandemic. We evaluate each tenant's rent relief request on an individual basis, considering a number of factors. For the period from April 1, 2020 through June 30, 2021, we had total deferral agreements of $5.6 million. As of June 30, 2021, we have collected $2.3 million, written off $0.3 million, and granted $1.7 million of COVID-19 related rental abatements. These rental abatements were generally accompanied by an increase in the tenant’s lease term, or the lease terms were amended to be more favorable to us. Of the outstanding $1.2 million balance, we expect to collect $0.8 million in the second half of 2021 and the remaining $0.4 million in 2022. These figures exclude write-offs related to the two Regal Cinemas leases.

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

On September 4, 2020, the Centers for Disease Control and Prevention (the "CDC") issued an order to temporarily halt residential evictions to prevent the further spread of COVID-19 that effectively prohibited evictions for nonpayment through June 30, 2021 nationwide for residential tenants who submitted a signed copy of a declaration form to their landlords. Later this end date was extended to October 3, 2021. The specific declaration form to be used was prepared by the CDC and attached to the order. The order did not, on its own, prevent landlords from filing suits, obtaining judgments, or filing writs. It only prevented landlords from carrying out evictions if the tenant submitted the signed declaration form to the landlord. If the tenant did not provide the declaration, the tenant could be evicted. The order did not apply to evictions that were for reasons other than nonpayment rent. The penalties for an organization that violated the order include fines of up to $200,000 per event ($500,000 if the eviction results in death). The order did not relieve any individual of any obligation to pay rent or comply with any other obligation under a lease, nor did it preclude the charging or collecting of fees, penalties, or interest as a result of the failure to pay rent under the terms of a lease. The order did not apply to commercial tenants.

As of the date of this filing, all residential landlords filing an eviction action in the State of North Carolina are no longer obligated to provide tenants a blank CDC Declaration form. The “One CDC Declaration per Household” and the requirement of the "5 day deadline to notify the Court of a CDC Declaration" rules are no longer in effect as well. If the landlord receives a completed Declaration form from the tenant, the landlord may not proceed to request a writ of possession. Evictions for reasons other than nonpayment of rent are not prohibited. These conditions apply to Greenside Apartments.

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
•State restrictions in place which prohibit evictions of tenants affected by COVID-19. Evictions cannot be processed until the state of emergency is terminated and the catastrophic health emergency is rescinded. The governor’s state of emergency order was renewed again on July 12, 2021.

Furthermore, the restriction on evictions in the State of Maryland applies to both our commercial and residential properties located in that state.

Second Quarter 2021 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2021 and other recent developments:

•Net income attributable to common stockholders and OP Unitholders of $5.6 million, or $0.07 per diluted share, compared to $11.2 million, or $0.14 per diluted share, for the three months ended June 30, 2020.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $22.9 million, or $0.28 per diluted share, compared to $22.0 million, or $0.28 per diluted share, for the three months ended June 30, 2020. See "Non-GAAP Financial Measures."

•Normalized funds from operations available to common stockholders and OP Unitholders ("Normalized FFO") of $23.3 million, or $0.29 per diluted share, compared to $22.6 million, or $0.29 per diluted share, for the three months ended June 30, 2020. Second quarter Normalized FFO included $0.03 per diluted share attributable to the early repayment of the Solis Apartments at Interlock mezzanine loan that would have been recognized during the second half of 2021. See "Non-GAAP Financial Measures."

•Stabilized operating property portfolio occupancy at 94.1% as of June 30, 2021 compared to 94.0% as of March 31, 2021. The Company's June 30, 2021 occupancy includes office at 96.5%, retail at 94.7%, and multifamily at 92.2% (conventional multifamily was 96.6% and student housing was 83.5%).

•Leased nearly 80,000 square feet of commercial office and retail space since the Company’s previous quarterly update, including leases with Transamerica and RBC at Wills Wharf in Harbor Point Baltimore.

•Increased second quarter cash dividend of $0.16 per common share, resulting in a 45.5% cumulative increase year-to-date.

•Announced the pending off-market acquisition of Greenbrier Square, a Kroger-anchored retail center in Chesapeake, Virginia. In July, completed the off-market acquisition of Overlook Village, a 150,000 square foot retail center in Asheville, North Carolina anchored by T.J. Maxx | Homegoods and Ross.

Segment Results of Operations

As of June 30, 2021, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$11,756	$10,494	$1,262	$23,391	$20,686	$2,705
Property expenses	4,351	3,519	832	8,584	7,211	1,373
Segment NOI	$7,405	$6,975	$430	$14,807	$13,475	$1,332

Office segment NOI for the three and six months ended June 30, 2021 increased 6.2% and 9.9%, respectively, compared to the corresponding periods in 2020. The increases relate primarily to the commencement of operations at Wills Wharf in June 2020 and the addition of new tenants at Armada Hoffler Tower during the three months ended June 30, 2021.

Office Same Store Results

Office same store results for the three and six months ended June 30, 2021 and 2020 exclude Wills Wharf.

Office same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$10,290	$9,829	$461	$20,500	$20,021	$479
Property expenses	3,527	3,273	254	7,011	6,793	218
Same Store NOI	$6,763	$6,556	$207	$13,489	$13,228	$261
Non-Same Store NOI	642	419	223	1,318	247	1,071
Segment NOI	$7,405	$6,975	$430	$14,807	$13,475	$1,332

Office same store NOI for the three and six months ended June 30, 2021 increased 3.2% and 2.0%, respectively, compared to the corresponding periods in 2020. The increases relate primarily to the addition of new tenants at Armada Hoffler Tower and implementation of the cost saving measures by the Company across the same store office portfolio in response to the COVID-19 pandemic.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$19,204	$18,714	$490	$37,459	$39,125	$(1,666)
Property expenses	5,193	4,465	728	10,056	9,651	405
Segment NOI	$14,011	$14,249	$(238)	$27,403	$29,474	$(2,071)

Retail segment NOI for the three and six months ended June 30, 2021 decreased 1.7% and 7.0%, respectively, compared to the corresponding periods in 2020. The decreases relate primarily to Bed Bath & Beyond lease terminations at North Point and Wendover Village. The decreases are also attributed to the Company's disposition of the seven-property retail portfolio in May 2020 and the restructuring of leases with Regal Cinemas, which re-established base rent at lower levels. These decreases were partially offset by the acquisitions of Nexton Square in September 2020 and Delray Beach Plaza in February 2021.

Retail Same Store Results

Retail same store results for the three and six months ended June 30, 2021 and 2020 exclude Apex Entertainment, Delray Beach Plaza, Nexton Square, and Premier Retail.

Retail same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$16,203	$16,232	$(29)	$32,063	$33,042	$(979)
Property expenses	4,053	3,680	373	8,014	7,681	333
Same Store NOI	$12,150	$12,552	$(402)	$24,049	$25,361	$(1,312)
Non-Same Store NOI	1,861	1,697	164	3,354	4,113	(759)
Segment NOI	$14,011	$14,249	$(238)	$27,403	$29,474	$(2,071)

Retail same store NOI for the three and six months ended June 30, 2021 decreased 3.2% and 5.2%, respectively, compared to the corresponding periods in 2020. The decreases were primarily as a result of the Company’s decision to restructure the two leases with Regal Cinemas and the closure of, or lease terminations by, tenants at properties across the portfolio as a result of the COVID-19 pandemic.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$16,418	$10,707	$5,711	$32,269	$22,393	$9,876
Property expenses	7,213	4,558	2,655	14,255	9,388	4,867
Segment NOI	$9,205	$6,149	$3,056	$18,014	$13,005	$5,009

Multifamily segment NOI for the three and six months ended June 30, 2021 increased 49.7% and 38.5%, respectively, compared to the corresponding periods in 2020. The increases relate primarily to the acquisitions of Annapolis Junction and Edison Apartments in October 2020, increases in occupancy, and increases in rental rates across the segment. These increases were partially offset by increased real estate taxes at John Hopkins Village.

Multifamily Same Store Results

Multifamily same store results for the three and six months ended June 30, 2021 and 2020 exclude The Residences at Annapolis Junction, Edison Apartments, Summit Place, and The Cosmopolitan.

Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$10,087	$9,114	$973	$19,777	$19,131	$646
Property expenses	4,306	3,691	615	8,455	7,586	869
Same Store NOI	$5,781	$5,423	$358	$11,322	$11,545	$(223)
Non-Same Store NOI	3,424	726	2,698	6,692	1,460	5,232
Segment NOI	$9,205	$6,149	$3,056	$18,014	$13,005	$5,009

Multifamily same store NOI for the three months ended June 30, 2021 increased 6.6% compared to the three months ended June 30, 2020, primarily as a result of increases in occupancy and increases in rental rates across the segment. Multifamily same store NOI for the six months ended June 30, 2021 decreased 1.9% compared to the six months ended June 30, 2020 primarily as a result of increased real estate taxes at John Hopkins Village and Hoffler Place.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Segment revenues	$18,408	$57,398	$(38,990)	$53,971	$104,666	$(50,695)
Segment expenses	18,131	55,342	(37,211)	52,406	100,892	(48,486)
Segment gross profit	$277	$2,056	$(1,779)	$1,565	$3,774	$(2,209)
Operating margin	1.5%	3.6%	(2.1)%	2.9%	3.6%	(0.7)%

General contracting and real estate services segment profit for the three and six months ended June 30, 2021 decreased 86.5% and 58.5%, respectively, compared to the corresponding periods in 2020. The decreases resulted from fewer new third-party contracts beginning during the three and six months ended June 30, 2021.

The changes in third party construction backlog for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning backlog	$38,838	$235,642	$71,258	$242,622
New contracts/change orders	50,278	15,490	53,402	55,930
Work performed	(18,897)	(57,390)	(54,441)	(104,810)
Ending backlog	$70,219	$193,742	$70,219	$193,742

As of June 30, 2021, we had $37.2 million in the backlog on the Boulders Lakeview Apartments project, $10.7 million in the backlog for the Palisades Garage project, and $9.6 million in the backlog for the Interlock Rooftop project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(unaudited)
Revenues
Rental revenues	$47,378	$39,915	$7,463	$93,119	$82,204	$10,915
General contracting and real estate services revenues	18,408	57,398	(38,990)	53,971	104,666	(50,695)
Total revenues	65,786	97,313	(31,527)	147,090	186,870	(39,780)
Expenses
Rental expenses	11,292	8,309	2,983	22,124	17,684	4,440
Real estate taxes	5,465	4,233	1,232	10,771	8,566	2,205
General contracting and real estate services expenses	18,131	55,342	(37,211)	52,406	100,892	(48,486)
Depreciation and amortization	17,285	13,777	3,508	35,351	28,056	7,295
Amortization of right-of-use assets - finance leases	278	146	132	467	293	174
General and administrative expenses	3,487	2,988	499	7,508	6,781	727
Acquisition, development and other pursuit costs	32	502	(470)	103	529	(426)
Impairment charges	83	—	83	3,122	158	2,964
Total expenses	56,053	85,297	(29,244)	131,852	162,959	(31,107)
Gain on real estate dispositions	—	2,776	(2,776)	3,717	2,776	941
Operating income	9,733	14,792	(5,059)	18,955	26,687	(7,732)
Interest income	6,746	4,412	2,334	10,862	11,638	(776)
Interest expense	(8,418)	(7,227)	(1,191)	(16,393)	(15,415)	(978)
Change in fair value of derivatives and other	314	(6)	320	707	(1,742)	2,449
Unrealized credit loss release (provision)	(388)	117	(505)	(333)	(260)	(73)
Other income (expense), net	7	286	(279)	186	344	(158)
Income before taxes	7,994	12,374	(4,380)	13,984	21,252	(7,268)
Income tax benefit (provision)	461	(65)	526	480	192	288
Net income	8,455	12,309	(3,854)	14,464	21,444	(6,980)
Net loss attributable to noncontrolling interests in investment entities	—	44	(44)	—	136	(136)
Preferred stock dividends	(2,887)	(1,175)	(1,712)	(5,774)	(2,242)	(3,532)
Net income attributable to common stockholders and OP Unitholders	$5,568	$11,178	$(5,610)	$8,690	$19,338	$(10,648)

Rental revenues for the three and six months ended June 30, 2021 increased 18.7% and 13.3%, respectively, compared to the corresponding periods in 2020 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Office	$11,756	$10,494	$1,262	$23,391	$20,686	$2,705
Retail	19,204	18,714	490	37,459	39,125	(1,666)
Multifamily	16,418	10,707	5,711	32,269	22,393	9,876
	$47,378	$39,915	$7,463	$93,119	$82,204	$10,915

Office rental revenues for the three and six months ended June 30, 2021 increased 12.0% and 13.1%, respectively, compared to the corresponding periods in 2020 primarily as a result of the commencement of operations at a portion of Wills Wharf in June 2020.

Retail rental revenues for the three months ended June 30, 2021 increased 2.6% compared to the three months ended June 30, 2020, primarily as a result of the acquisitions of Nexton Square in September 2020 and Delray Beach Plaza in February 2021. Retail rental revenues for the six months ended June 30, 2021 decreased 4.3%, compared to the six months ended June 30, 2020, primarily as a result of the disposition of the seven-property retail portfolio in May 2020 and the Company’s decision to restructure the two leases with Regal Cinemas.

Multifamily rental revenues for the three and six months ended June 30, 2021 increased 53.3% and 44.1%, respectively, compared to the corresponding periods in 2020 primarily as a result of the acquisitions of Annapolis Junction and Edison Apartments in October of 2020, increases in occupancy, and increases in rental rates across the segment.

General contracting and real estate services revenues for the three and six months ended June 30, 2021 decreased 67.9% and 48.4%, respectively, compared to the corresponding periods in 2020 as there were no new significant third-party projects in late 2020 or in the first half of 2021.

Rental expenses for the three and six months ended June 30, 2021 increased 35.9% and 25.1%, respectively, compared to the corresponding periods in 2020 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Office	$2,938	$2,291	$647	$5,813	$4,837	$976
Retail	3,013	2,458	555	5,849	5,478	371
Multifamily	5,341	3,560	1,781	10,462	7,369	3,093
	$11,292	$8,309	$2,983	$22,124	$17,684	$4,440

Office rental expenses for the three and six months ended June 30, 2021 increased 28.2% and 20.2%, respectively, compared to the corresponding periods in 2020 primarily due to the commencement of operations at a portion of Wills Wharf in June 2020 and increased repair and maintenance at Thames Street Wharf and Armada Hoffler Tower.

Retail rental expenses for the three and six months ended June 30, 2021 increased 22.6% and 6.8%, respectively, compared to the corresponding periods in 2020 primarily due to the acquisitions of Nexton Square in September 2020 and Delray Beach Plaza in February 2021.

Multifamily rental expenses for the three and six months ended June 30, 2021 increased 50.0% and 42.0%, respectively, compared to the corresponding periods in 2020 primarily due to the commencement of operations at Summit Place in August 2020 and the acquisitions of Annapolis Junction and the Edison Apartments in October 2020.

Real estate taxes for the three and six months ended June 30, 2021 increased 29.1% and 25.7%, respectively, compared to the corresponding periods in 2020, as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Office	$1,413	$1,228	$185	$2,771	$2,374	$397
Retail	2,180	2,007	173	4,207	4,173	34
Multifamily	1,872	998	874	3,793	2,019	1,774
	$5,465	$4,233	$1,232	$10,771	$8,566	$2,205

Office real estate taxes for the three and six months ended June 30, 2021 increased 15.1% and 16.7%, respectively, compared to the corresponding periods in 2020 primarily due to an increase in the real estate tax assessment at Thames Street Wharf.

Retail real estate taxes for the three months ended June 30, 2021 increased 8.6% and 0.8%, respectively, compared to the corresponding periods in 2020 primarily as a result of the acquisitions of Nexton Square in September 2020 and Delray Beach Plaza in February 2021.

Multifamily real estate taxes for the three and six months ended June 30, 2021 increased 87.6% and 87.9%, respectively, compared to the corresponding periods in 2020 primarily due to the commencement of operations at Summit Place Apartments in October 2020, the acquisitions of Annapolis Junction and Edison Apartments in October 2020, and increases in real estate taxes at John Hopkins Village and Hoffler Place.

General contracting and real estate services expenses for the three and six months ended June 30, 2021 decreased 67.2% and 48.1%, respectively, compared to the corresponding periods in 2020 primarily as a result of no new significant third-party projects in late 2020 or in the first half of 2021.

Depreciation and amortization for the three and six months ended June 30, 2021 increased 25.5% and 26.0%, respectively, compared to the corresponding periods in 2020. The increases were attributable to property acquisitions and development deliveries. The increases were partially offset by dispositions in 2020 and 2021 and certain assets that became fully depreciated.

Amortization of right-of-use assets - finance leases for the three and six months ended June 30, 2021 increased 90.4% and 59.4%, respectively, compared to the corresponding periods in 2020 primarily due to the acquisition of Delray Beach Plaza shopping center, which has a ground lease classified as a finance lease.

General and administrative expenses for the three and six months ended June 30, 2021 increased 16.7% and 10.7%, respectively, compared to the corresponding periods in 2020. The increases resulted from higher compensation due to the reinstatement of executive officers' pre-pandemic salaries and bonuses as well as an increase in information technology expenses due to continued enhancement of systems and processes.

Acquisition, development and other pursuit costs for the three and six months ended June 30, 2021 decreased 93.6% and 80.5%, respectively, compared to the corresponding periods in 2020 as a result of higher write off of costs for the three and six months ended June 30, 2020 relating to certain potential development projects and operating property acquisitions that were abandoned.

Impairment charges for the three months ended June 30, 2021 increased $0.1 million compared to the three months ended June 30, 2020 primarily due to a higher number of the tenants in the current period that vacated prior to their lease expiration. Impairment charges for the six months ended June 30, 2021 increased $3.0 million compared to the six months ended June 30, 2020, due to the impairment of Socastee Commons.

Gain on real estate dispositions for the six months ended June 30, 2021 relates to the sale of the 7-Eleven at Hanbury, Oakland Marketplace, and easement rights at a non-operating land parcel. There was no gain on real estate dispositions during the three months ended June 30, 2021. Gain on real estate dispositions for the three and six months ended June 30, 2020 relates to the sale of a portfolio of seven retail properties on May 29, 2020.

Interest income for the three months ended June 30, 2021 increased 52.9% compared to the three months ended June 30, 2020 primarily due to the receipt of an early exit prepayment fee on one of our notes receivables. Interest income for the six months ended June 30, 2021 decreased 6.7% compared to the six months ended June 30, 2020 primarily as a result of the lower notes receivable balance in the current period due to the repayment of some of our mezzanine loans at the end of 2020 and the beginning of 2021.

Interest expense for the three and six months ended June 30, 2021 increased 16.5% and 6.3%, respectively, compared to the corresponding periods in 2020, primarily due to the loans obtained and assumed in connection with acquisitions as well as the acquisition of the Delray Beach Plaza shopping center, which has a ground lease classified as a finance lease.

The change in fair value of derivatives and other for the three and six months ended June 30, 2021 flipped to an increase in fair value from a decrease compared to the corresponding periods in 2020 as a result of significant decreases in forward LIBOR (the London Inter-Bank Offered Rate).

Unrealized credit loss release (provision) for the three months ended June 30, 2021 changed by $0.5 million compared to the three months ended June 30, 2020 and switched from unrealized credit loss release in 2020 to unrealized credit loss provision in 2021 primarily due to the recognition of a reserve recorded for the new Nexton Multifamily investment. Unrealized credit loss release (provision) for the six months ended June 30, 2021 increased by $0.1 million compared to the six months ended June 30, 2020 primarily due to the recognition of a reserve recorded for the new Nexton Multifamily investment.

Other income (expense), net for the three and six months ended June 30, 2021 decreased by $0.3 million and $0.2 million, respectively, compared to the corresponding periods in 2020, primarily due to insurance reimbursements in 2020 that did not recur in 2021.

The income tax provision and benefits that we recognized during the three and six months ended June 30, 2021 and 2020 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of June 30, 2021, we had unrestricted cash and cash equivalents of $43.5 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $9.7 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of June 30, 2021, we had $100.5 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $81.8 million of available borrowings under our construction loans to fund development activities.

We may enter into standby letters of credit using the available capacity under the credit facility. Letters of credit generally are available for draw down in the event the Company does not perform under certain obligations. As of June 30, 2021, the Operating Partnership had total outstanding letters of credit of $15.0 million to guarantee the funding of its investment in the Harbor Point Parcel 3 joint venture (T. Rowe Price global headquarters).

We have no loans scheduled to mature during the remainder of 2021.

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

During the six months ended June 30, 2021, we issued and sold 1,786,524 shares of common stock at a weighted average price of $13.19 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $23.1 million. During the six months ended June 30, 2021, we did not issue any shares of Series A Preferred Stock under the ATM Program. In July 2021, we did not sell any common or preferred stock under the ATM program. Shares having an aggregate offering price of $241.4 million remained unsold under the ATM Program as of August 3, 2021.

Credit Facility

We have a senior credit facility that was amended and restated on October 3, 2019. The total commitments are $355.0 million, comprised of a $150.0 million senior unsecured revolving credit facility ("the revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks. Subject to available borrowing capacity, we intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio, and for working capital. Our unencumbered borrowing pool will support revolving borrowings of up to $115 million as of June 30, 2021. In July 2021, we borrowed $25.0 million under the revolving credit facility to fund the acquisition of Overlook Village.

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

On January 7, 2021, we entered into a $15.0 million standby letter of credit using the available capacity under the credit facility to guarantee the funding of our investment in the Harbor Point Parcel 3 joint venture, which is the developer of T. Rowe Price's new global headquarters. This letter of credit is available for draw down on the revolving credit facility in the event we do not perform.

We are currently in compliance with all covenants governing the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2021 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Red Mill West	$10,621		4.23%			June 1, 2022	$10,187
Thames Street Wharf	70,000	LIBOR+	1.30%	1.81%	(d)	June 26, 2022	70,000
Marketplace at Hilltop	9,916		4.42%			October 1, 2022	9,383
1405 Point	52,648	LIBOR+	2.25%	2.35%		January 1, 2023	51,532
Socastee Commons	4,401		4.57%			January 6, 2023	4,223
Nexton Square	20,107	LIBOR+	2.25%	2.50%		February 1, 2023	20,107
Wills Wharf	61,235	LIBOR+	2.25%	2.35%		June 26, 2023	61,235
249 Cental Park(b)	16,478	LIBOR+	1.60%	3.85%	(d)	August 10, 2023	15,935
Fountain Plaza Retail(b)	9,916	LIBOR+	1.60%	3.85%	(d)	August 10, 2023	9,590
South Retail(b)	7,235	LIBOR+	1.60%	3.85%	(d)	August 10, 2023	6,996
Hoffler Place(c)	18,400	LIBOR+	2.60%	3.00%		January 1, 2024	18,143
Summit Place(c)	23,100	LIBOR+	2.60%	3.00%		January 1, 2024	22,789
One City Center	24,403	LIBOR+	1.85%	1.95%		April 1, 2024	22,559
Southgate Square	19,383	LIBOR+	2.25%	3.00%		April 29, 2024	17,358
Chronicle Mill	—	LIBOR+	3.00%	3.25%		May 5, 2024	—
Red Mill Cental	2,275		4.80%			June 17, 2024	1,765
Gainesville Apartments	1,258	LIBOR+	3.00%	3.75%		August 31, 2024	1,258
Premier Apartments(e)	16,613	LIBOR+	1.55%	1.65%		October 31, 2024	15,848
Premier Retail(e)	8,182	LIBOR+	1.55%	1.65%		October 31, 2024	7,806
Red Mill South	5,677		3.57%			May 1, 2025	4,383
Brooks Crossing Office	15,142	LIBOR+	1.60%	1.70%		July 1, 2025	13,050
Market at Mill Creek	13,466	LIBOR+	1.55%	1.65%		July 12, 2025	10,876
John Hopkins Village	50,367	LIBOR+	1.25%	4.19%	(d)	August 7, 2025	45,967
North Point Center-Phase II	2,026		7.25%			September 15, 2025	1,344
Encore Apartments(f)	24,788		2.93%			February 10, 2026	22,215
4525 Main Street(f)	31,814		2.93%			February 10, 2026	28,511
Delray Beach Plaza	14,329	LIBOR+	3.00%	3.10%		March 8, 2026	11,627
Lexington Square	14,307		4.50%			September 1, 2028	12,044
Red Mill North	4,242		4.73%			December 31, 2028	3,295
Greenside Apartments	32,955		3.17%			December 15, 2029	26,095
The Residences at Annapolis Junction	84,375	SOFR+	2.66%	2.71%		November 1, 2030	71,183
Smith's Landing	16,895		4.05%			June 1, 2035	384
Liberty Apartments	13,727		5.66%			November 1, 2043	90
Edison Apartments	16,101		5.30%			December 1, 2044	100
The Cosmopolitan	42,503		3.35%			July 1, 2051	187
Total secured debt	$758,885						$618,065
Unsecured debt
Senior unsecured revolving credit facility	$—	LIBOR+	1.30%-1.85%	1.70%		January 24, 2024	$—
Senior unsecured term loan	19,500	LIBOR+	1.25%-1.80%	1.65%		January 24, 2025	19,500
Senior unsecured term loan	185,500	LIBOR+	1.25%-1.80%	2.05%-4.57%	(d)	January 24, 2025	185,500
Total unsecured debt	205,000						205,000
Total principal balances	963,885						$823,065
Other notes payable(g)	10,074
Unamortized GAAP adjustments	(9,563)
Indebtedness, net	$964,396
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

In July 2021, we modified the loan secured by Johns Hopkins Village. The modification makes changes to certain loan covenants. As a result of this modification, we are currently in compliance with all loan covenants.

As of June 30, 2021, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2021 (excluding six months ended June 30, 2021)	$5,964	1%
2022	101,446	11%
2023	180,938	19%
2024	118,603	12%
2025	289,912	30%
Thereafter	267,022	27%
Total	$963,885	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.

Interest Rate Derivatives

As of June 30, 2021, we were party to the following LIBOR (to be transitioned to SOFR) interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
5/15/2019	6/1/2022	2.50% (LIBOR)	$100,000
1/10/2020	2/1/2022	1.75% (LIBOR)	50,000
1/28/2020	2/1/2022	1.75% (LIBOR)	50,000
3/2/2020	3/1/2022	1.50% (LIBOR)	100,000
7/1/2020	7/1/2023	0.50% (LIBOR)	100,000
11/1/2020	11/1/2023	1.84% (SOFR)	84,375
2/2/2021	2/1/2023	0.50% (LIBOR)	100,000
3/4/2021	4/1/2023	2.50% (LIBOR)	14,479
5/5/2021	5/1/2023	0.50% (LIBOR)	50,000
5/5/2021	5/1/2023	0.50% (LIBOR)	35,100
6/16/2021	7/1/2023	0.50% (LIBOR)	100,000
Total			$783,954

As of June 30, 2021, the Company held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR	2.78%	4.33%	5/1/2018	5/1/2023
John Hopkins Village	50,367	1-month LIBOR	2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	1-month LIBOR	3.02%	4.57%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,629	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	1-month LIBOR	2.26%	3.81%	4/1/2019	10/26/2022
Thames Street Wharf	70,000	1-month LIBOR	0.51%	1.81%	3/26/2020	6/26/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.55%	2.10%	4/1/2020	4/1/2024
Total	$339,496

Off-Balance Sheet Arrangements

In connection with our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. As of June 30, 2021 we had an outstanding payment guarantee amount on Interlock Commercial for $34.3 million. We have recorded a $1.9 million liability and corresponding addition to notes receivable relating to the value of this guarantee.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we will be responsible for providing a completion guarantee to the lender for this project when a construction loan is obtained.

Cash Flows

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Operating Activities	$40,640	$49,754	$(9,114)
Investing Activities	(31,605)	17,652	(49,257)
Financing Activities	(6,223)	(35,874)	29,651
Net Increase (decrease)	$2,812	$31,532	$(28,720)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$50,430	$43,579
Cash, Cash Equivalents, and Restricted Cash, End of Period	$53,242	$75,111

Net cash provided by operating activities during the six months ended June 30, 2021 decreased $9.1 million compared to the six months ended June 30, 2020 primarily as a result of timing differences in operating assets and liabilities, which is partially offset by a increased interest payments due to payoff of mezzanine loans.

During the six months ended June 30, 2021, we used cash in investing activities as opposed to receiving net cash provided by investing activities compared to the six months ended June 30, 2020 primarily due to decreased disposition activity, increased acquisition activity, and contributions to equity method investments. The increase in investing activities was partially offset by decreased development activity and lower levels of net mezzanine funding.

Net cash used in financing activities during the six months ended June 30, 2021 decreased by $29.7 million compared to the six months ended June 30, 2020 primarily as a result of an increase in net proceeds from equity issuances, a decrease in dividends and distributions paid, and a decrease in debt repayments, partially offset by decreased borrowings under the revolving credit facility.

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

FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates, and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the Nareit definition as we do, and, accordingly, our calculation of FFO may not be comparable to such other REITs’ calculations of FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. Also, FFO should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and six months ended June 30, 2021 and 2020 to net income, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$5,568	$11,178	$8,690	$19,338
Depreciation and amortization (1)	17,285	13,644	35,351	27,736
Gain on operating real estate dispositions (2)	—	(2,776)	(3,464)	(2,776)
Impairment of real estate assets	—	—	3,039	—
FFO attributable to common stockholders and OP Unitholders	22,853	22,046	43,616	44,298
Acquisition, development and other pursuit costs	32	502	103	529
Impairment of intangible assets and liabilities	83	—	83	158
Unrealized credit loss provision (release)	388	(117)	333	260
Amortization of right-of-use assets - finance leases	278	146	467	293
Change in fair value of derivatives and other	(314)	6	(707)	1,742
Normalized FFO available to common stockholders and OP Unitholders	$23,320	$22,583	$43,895	$47,280
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.07	$0.14	$0.11	$0.25
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.28	$0.28	$0.54	$0.57
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.29	$0.29	$0.54	$0.61
Weighted average common shares and units - diluted	81,262	77,941	80,771	77,806
________________________________________

(1) The adjustment for depreciation and amortization for the three and six months ended June 30, 2020 excludes $0.1 million and $0.3 million, respectively, of depreciation attributable to the Company's joint venture partners.
(2) The adjustment for gain on operating real estate dispositions for the six months ended June 30, 2021 excludes the gain on sale of easement rights on a non-operating parcel.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2021, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: August 5, 2021	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	/s/ Michael P. O’Hara
Michael P. O’Hara
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)