Form 10-Q
period 2021-09-30
Armada Hoffler Properties, Inc.
filed 2021-11-05
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
☐ Yes     ☒  No
As of November 2, 2021, the registrant had 61,505,432 shares of common stock, $0.01 par value per share, outstanding. In addition, as of November 2, 2021, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 20,633,485 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,744,124	$1,680,943
Held for development	11,294	13,607
Construction in progress	54,871	63,367
	1,810,289	1,757,917
Accumulated depreciation	(278,218)	(253,965)
Net real estate investments	1,532,071	1,503,952
Real estate investments held for sale	68,762	1,165
Cash and cash equivalents	28,038	40,998
Restricted cash	5,415	9,432
Accounts receivable, net	30,576	28,259
Notes receivable, net	118,164	135,432
Construction receivables, including retentions, net	13,753	38,735
Construction contract costs and estimated earnings in excess of billings	370	138
Equity method investment	9,174	1,078
Operating lease right-of-use assets	23,547	32,760
Finance lease right-of-use assets	47,266	23,544
Acquired lease intangible assets	65,197	58,154
Other assets	42,051	43,324
Total Assets	$1,984,384	$1,916,971
LIABILITIES AND EQUITY
Indebtedness, net	$968,424	$963,845
Liabilities related to assets held for sale	60,021	—
Accounts payable and accrued liabilities	26,549	23,900
Construction payables, including retentions	22,078	49,821
Billings in excess of construction contract costs and estimated earnings	2,674	6,088
Operating lease liabilities	31,607	41,659
Finance lease liabilities	46,078	17,954
Other liabilities	62,197	56,902
Total Liabilities	1,219,628	1,160,169
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized, 6,843,418 shares issued and outstanding as of September 30, 2021 and December 31, 2020	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 61,324,232 and 59,073,220 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	613	591
Additional paid-in capital	500,889	472,747
Distributions in excess of earnings	(130,904)	(112,356)
Accumulated other comprehensive loss	(5,420)	(8,868)
Total stockholders’ equity	536,263	523,199
Noncontrolling interests in investment entities	634	488
Noncontrolling interests in Operating Partnership	227,859	233,115
Total Equity	764,756	756,802
Total Liabilities and Equity	$1,984,384	$1,916,971

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental revenues	$49,560	$39,636	$142,679	$121,840
General contracting and real estate services revenues	17,502	58,617	71,473	163,283
Total revenues	67,062	98,253	214,152	285,123
Expenses
Rental expenses	12,717	10,223	34,841	27,907
Real estate taxes	5,543	4,760	16,314	13,326
General contracting and real estate services expenses	15,944	56,509	68,350	157,401
Depreciation and amortization	16,886	14,176	52,237	42,232
Amortization of right-of-use assets - finance leases	278	147	745	440
General and administrative expenses	3,449	2,601	10,957	9,382
Acquisition, development and other pursuit costs	8	26	111	555
Impairment charges	—	47	3,122	205
Total expenses	54,825	88,489	186,677	251,448
Gain (loss) on real estate dispositions, net	(113)	3,612	3,604	6,388
Operating income	12,124	13,376	31,079	40,063
Interest income	3,766	4,417	14,628	16,055
Interest expense	(8,827)	(7,523)	(25,220)	(22,938)
Change in fair value of derivatives and other	131	318	838	(1,424)
Unrealized credit loss release (provision)	617	33	284	(227)
Other income (expense), net	(105)	177	81	521
Income before taxes	7,706	10,798	21,690	32,050
Income tax benefit	42	28	522	220
Net income	7,748	10,826	22,212	32,270
Net (income) loss attributable to noncontrolling interests:
Investment entities	—	45	—	181
Operating Partnership	(1,237)	(2,262)	(3,477)	(7,548)
Net income attributable to Armada Hoffler Properties, Inc.	6,511	8,609	18,735	24,903
Preferred stock dividends	(2,887)	(2,220)	(8,661)	(4,462)
Net income attributable to common stockholders	$3,624	$6,389	$10,074	$20,441
Net income attributable to common stockholders per share (basic and diluted)	$0.06	$0.11	$0.17	$0.36
Weighted-average common shares outstanding (basic and diluted)	61,083	57,923	60,310	57,000

Comprehensive income:
Net income	$7,748	$10,826	$22,212	$32,270
Unrealized cash flow hedge gains (losses)	(460)	(118)	1,347	(9,886)
Realized cash flow hedge losses reclassified to net income	1,123	1,070	3,304	2,260
Comprehensive income	8,411	11,778	26,863	24,644
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	—	45	—	181
Operating Partnership	(1,406)	(2,512)	(4,680)	(5,449)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$7,005	$9,311	$22,183	$19,376

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2020	$171,085	$591	$472,747	$(112,356)	$(8,868)	$523,199	$488	$233,115	$756,802
Net income	—	—	—	5,198	—	5,198	—	811	6,009
Unrealized cash flow hedge gains	—	—	—	—	1,685	1,685	—	591	2,276
Realized cash flow hedge losses reclassified to net income	—	—	—	—	798	798	—	280	1,078
Net proceeds from issuance of common stock	—	7	8,974	—	—	8,981	—	—	8,981
Restricted stock awards, net	—	1	631	—	—	632	—	—	632
Redemption of operating partnership units	—	—	131	—	—	131	—	(134)	(3)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.15 per share and unit)	—	—	—	(9,008)	—	(9,008)	—	(3,128)	(12,136)
Balance, March 31, 2021	171,085	599	482,483	(119,053)	(6,385)	528,729	488	231,535	760,752
Net income	—	—	—	7,026	—	7,026	—	1,429	8,455
Unrealized cash flow hedge losses	—	—	—	—	(349)	(349)	—	(120)	(469)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	820	820	—	283	1,103
Net proceeds from issuance of common stock	—	11	14,105	—	—	14,116	—	—	14,116
Restricted stock awards, net	—	—	473	—	—	473	—	—	473
Acquisition of noncontrolling interest in real estate entity	—	—	(950)	—	—	(950)	146	—	(804)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.16 per share and unit)	—	—	—	(9,783)	—	(9,783)	—	(3,337)	(13,120)
Balance, June 30, 2021	171,085	610	496,111	(124,697)	(5,914)	537,195	634	229,790	767,619
Net income	—	—	—	6,511	—	6,511	—	1,237	7,748
Unrealized cash flow hedge losses	—	—	—	—	(343)	(343)	—	(117)	(460)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	837	837	—	286	1,123
Net proceeds from issuance of common stock	—	3	4,328	—	—	4,331	—	—	4,331
Restricted stock awards, net	—	—	450	—	—	450	—	—	450
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.16 per share and unit)	—	—	—	(9,831)	—	(9,831)	—	(3,337)	(13,168)
Balance, September 30, 2021	$171,085	$613	$500,889	$(130,904)	$(5,420)	$536,263	$634	$227,859	$764,756

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2019	$63,250	$563	$455,680	$(106,676)	$(4,240)	$408,577	$4,462	$242,408	$655,447
Cumulative effect of accounting change(1)	—	—	—	(2,185)	—	(2,185)	—	(824)	(3,009)
Net income (loss)	—	—	—	6,992	—	6,992	(92)	2,235	9,135
Unrealized cash flow hedge losses	—	—	—	—	(5,438)	(5,438)	—	(2,051)	(7,489)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	285	285	—	107	392
Net proceeds from issuance of common stock	—	1	1,348	—	—	1,349	—	—	1,349
Restricted stock awards, net	—	1	776	—	—	777	—	—	777
Dividends declared on preferred stock	—	—	—	(1,067)	—	(1,067)	—	—	(1,067)
Dividends and distributions declared on common shares and units ($0.22 per share and unit)	—	—	—	(12,454)	—	(12,454)	—	(4,680)	(17,134)
Balance, March 31, 2020	63,250	565	457,804	(115,390)	(9,393)	396,836	4,370	237,195	638,401
Net income (loss)	—	—	—	9,302	—	9,302	(44)	3,051	12,309
Unrealized cash flow hedge losses	—	—	—	—	(1,657)	(1,657)	—	(622)	(2,279)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	580	580	—	218	798
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	96	—	(5)	—	—	91	—	—	91
Net proceeds from issuance of common stock	—	5	4,411	—	—	4,416	—	—	4,416
Restricted stock awards, net	—	—	515	—	—	515	—	—	515
Acquisition of noncontrolling interest in real estate entity	—	—	(2,386)	—	—	(2,386)	(3,744)	—	(6,130)
Dividends declared on preferred stock	—	—	—	(1,175)	—	(1,175)	—	—	(1,175)
Balance, June 30, 2020	63,346	570	460,339	(107,263)	(10,470)	406,522	582	239,842	646,946
Net income (loss)	—	—	—	8,609	—	8,609	(45)	2,262	10,826
Unrealized cash flow hedge losses	—	—	—	—	(87)	(87)	—	(31)	(118)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	790	790	—	280	1,070
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	107,739	—	(6,370)	—	—	101,369	—	—	101,369
Net proceeds from issuance of common stock	—	2	1,620	—	—	1,622	—	—	1,622
Restricted stock awards, net	—	—	520	—	—	520	—	—	520
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	67	67
Redemption of operating partnership units	—	7	8,523	—	—	8,530	—	(8,530)	—
Dividends declared on preferred stock	—	—	—	(2,220)	—	(2,220)	—	—	(2,220)

Dividends and distributions declared on common shares and units ($0.11 per share and unit)	—	—	—	(6,388)	—	(6,388)	—	(2,257)	(8,645)
Balance, September 30, 2020	$171,085	$579	$464,632	$(107,262)	$(9,767)	$519,267	$537	$231,633	$751,437

(1) The Company recorded cumulative effect adjustments related to the new Current Expected Credit Losses ("CECL") standard in the first quarter of 2020.

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$22,212	$32,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	38,521	31,565
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	13,716	10,667
Accrued straight-line rental revenue	(4,209)	(3,434)
Amortization of leasing incentives and above or below-market rents	(794)	(593)
Amortization of right-of-use assets - finance leases	745	440
Accrued straight-line ground rent expense	157	54
Unrealized credit loss provision (release)	(284)	227
Adjustment for uncollectable lease accounts	683	3,195
Noncash stock compensation	1,830	1,907
Impairment charges	3,122	205
Noncash interest expense	2,178	1,499
Gain on real estate dispositions, net	(3,604)	(6,388)
Change in fair value of derivatives and other	(838)	1,424
Changes in operating assets and liabilities:
Property assets	(1,303)	(6,642)
Property liabilities	4,555	4,042
Construction assets	25,329	(8,328)
Construction liabilities	(34,181)	18,824
Interest receivable	1,387	(13,167)
Net cash provided by operating activities	69,222	67,767
INVESTING ACTIVITIES
Development of real estate investments	(38,659)	(52,157)
Tenant and building improvements	(6,621)	(8,195)
Acquisitions of real estate investments, net of cash received	(73,569)	(34,785)
Dispositions of real estate investments, net of selling costs	12,583	96,458
Notes receivable issuances	(26,230)	(17,687)
Notes receivable paydowns	42,301	16,220
Leasing costs	(2,595)	(2,438)
Leasing incentives	(467)	(1,289)
Contributions to equity method investments	(8,096)	—
Net cash used for investing activities	(101,353)	(3,873)
FINANCING ACTIVITIES
Proceeds from issuance of cumulative redeemable perpetual preferred stock, net	—	101,460
Proceeds from issuance of common stock, net	27,428	7,387
Common shares tendered for tax withholding	(553)	(534)
Debt issuances, credit facility and construction loan borrowings	59,942	81,004
Debt and credit facility repayments, including principal amortization	(25,734)	(181,182)
Debt issuance costs	(2,463)	(326)
Acquisition of NCI in consolidated RE investments	(804)	—
Dividends and distributions	(42,662)	(36,058)
Net cash provided by (used for) financing activities	15,154	(28,249)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,977)	35,645
Cash, cash equivalents, and restricted cash, beginning of period	50,430	43,579
Cash, cash equivalents, and restricted cash, end of period (1)	$33,453	$79,224

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosures (noncash transactions):
Increase (decrease) in dividends and distributions payable	$4,423	$(5,817)
Increase (decrease) in accrued capital improvements and development costs	5,804	(12,564)
Note payable issued in acquisition of noncontrolling interest in real estate investment	—	6,130
Issuance of operating partnership units for acquisitions	—	67
Operating Partnership units redeemed for common shares	131	8,530
Note payable recorded for mandatorily redeemable partnership interest	—	3,829
Debt assumed at fair value in conjunction with real estate purchases	19,989	22,512
Recognition of finance lease right-of-use assets	24,466	—
Recognition of finance lease liabilities	27,940	—

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$28,038	$73,579
Restricted cash (a)	5,415	5,645
Cash, cash equivalents, and restricted cash	$33,453	$79,224
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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of September 30, 2021, owned 74.6% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries thereof.

As of September 30, 2021, the Company's property portfolio consisted of 57 stabilized operating properties and three properties either under development or not yet stabilized.

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

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year, particularly in light of the novel coronavirus ("COVID-19") pandemic and its effects on the domestic and global economies during interim periods in 2020 and 2021. The pandemic has led to continuous changes in operational restrictions imposed by governments and other authorities around the world, including federal, state, and local authorities in the United States instituting restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, and shelter-in-place orders, causing many of the Company’s tenants, particularly in the Company’s retail portfolio, to suspend or limit operations for certain periods of time. While operations in many areas have been allowed to fully or partially re-open, no assurance can be given that such closures or restrictions will not be reinstituted in the future. The extent of the COVID-19 pandemic’s effect on our business activity will depend on future developments, including the duration and intensity of the pandemic, the timing and effectiveness of COVID-19 vaccines (including against COVID-19 variant strains), the duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects, and the timing and effectiveness of vaccine administration, all of which are uncertain and difficult to predict. Due to the uncertainty surrounding the COVID-19 pandemic, we are not able at this time to estimate the full effect of these factors on our business. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Reclassifications

Certain items have been reclassified from their prior year classifications to conform to the current year presentation. The amounts previously classified as Interest expense on indebtedness and Interest expense on finance leases for the three and nine months ended September 30, 2020 in the Condensed Consolidated Statement of Comprehensive Income are now included in a single line item as Interest expense. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

Net operating income of the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Office real estate
Rental revenues	$11,933	$11,456	$35,324	$32,142
Rental expenses	3,409	3,042	9,222	7,879
Real estate taxes	1,547	1,375	4,318	3,749
Segment net operating income	6,977	7,039	21,784	20,514
Retail real estate
Rental revenues	20,223	15,669	57,682	54,794
Rental expenses	3,270	2,618	9,119	8,096
Real estate taxes	2,100	1,808	6,307	5,981
Segment net operating income	14,853	11,243	42,256	40,717
Multifamily residential real estate
Rental revenues	17,404	12,511	49,673	34,904
Rental expenses	6,038	4,563	16,500	11,932
Real estate taxes	1,896	1,577	5,689	3,596
Segment net operating income	9,470	6,371	27,484	19,376
General contracting and real estate services
Segment revenues	17,502	58,617	71,473	163,283
Segment expenses	15,944	56,509	68,350	157,401
Segment gross profit	1,558	2,108	3,123	5,882
Net operating income	$32,858	$26,761	$94,647	$86,489

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended September 30, 2021 and 2020 exclude revenue related to intercompany construction contracts of $8.6 million and $3.2 million, respectively, as it is eliminated in consolidation. General contracting and real estate services revenues for the nine months ended September 30, 2021 and 2020 exclude revenue related to intercompany construction contracts of $16.0 million and $24.7 million, respectively.

General contracting and real estate services expenses for the three months ended September 30, 2021 and 2020 exclude expenses related to intercompany construction contracts of $8.6 million and $3.2 million, respectively. General contracting and real estate services expenses for the nine months ended September 30, 2021 and 2020 exclude expenses related to intercompany construction contracts of $16.0 million and $24.5 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net operating income	$32,858	$26,761	$94,647	$86,489
Depreciation and amortization	(16,886)	(14,176)	(52,237)	(42,232)
Amortization of right-of-use assets - finance leases	(278)	(147)	(745)	(440)
General and administrative expenses	(3,449)	(2,601)	(10,957)	(9,382)
Acquisition, development and other pursuit costs	(8)	(26)	(111)	(555)
Impairment charges	—	(47)	(3,122)	(205)
Gain (loss) on real estate dispositions, net	(113)	3,612	3,604	6,388
Interest income	3,766	4,417	14,628	16,055
Interest expense	(8,827)	(7,523)	(25,220)	(22,938)
Change in fair value of derivatives and other	131	318	838	(1,424)
Unrealized credit loss release (provision)	617	33	284	(227)
Other income (expense), net	(105)	177	81	521
Income tax benefit	42	28	522	220
Net income	$7,748	$10,826	$22,212	$32,270

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

Rental revenue for the three and nine months ended September 30, 2021 and 2020 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Base rent and tenant charges	$48,391	$37,532	$137,675	$117,812
Accrued straight-line rental adjustment	883	1,925	4,210	3,435
Lease incentive amortization	(167)	(164)	(485)	(497)
Above/below market lease amortization	453	343	1,279	1,090
Total rental revenue	$49,560	$39,636	$142,679	$121,840

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

Overlook Village

On July 28, 2021, the Company acquired Overlook Village, a retail center in Asheville, North Carolina, for a contract price of $28.3 million plus capitalized acquisition costs of $0.1 million.

Greenbrier Square

On August 24, 2021, the Company acquired Greenbrier Square, a Kroger-anchored retail center in Chesapeake, Virginia, for total consideration of $36.5 million plus capitalized acquisition costs of $0.3 million. As a part of this acquisition, the Company assumed a note payable of $20.0 million.

The following table summarizes the purchase price allocation (including acquisition costs) based on relative fair value of the assets acquired and intangible liabilities assumed for the three operating properties purchased during the nine months ended September 30, 2021 (in thousands):

	Delray Beach Plaza	Overlook Village	Greenbrier Square
Land	$—	$6,328	$8,549
Site improvements	4,607	1,727	1,974
Building and improvements	22,544	18,375	19,196
In-place leases	7,209	3,997	6,659
Above-market leases	—	81	1,753
Below-market leases	(3,121)	(2,146)	(1,365)
Finance lease liabilities	(27,940)	—	—
Finance lease right-of-use assets	24,466	—	—
Fair value adjustment on acquired debt	—	—	11
Net assets acquired	$27,765	$28,362	$36,777

Property Dispositions

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

Impairment and Disposal of Real Estate

During the three months ended March 31, 2021, the Company recognized impairment of real estate of $3.0 million related to the Socastee Commons shopping center in Myrtle Beach, South Carolina. The Company anticipated a decline in cash flows due to the expiration of the anchor tenant lease. The Company had not re-leased the anchor tenant space and had determined that it was not probable that this space would be leased at rates sufficient to recover the Company’s investment in the property. The Company recorded an impairment loss equal to the excess of the book value of the property’s assets over the estimated fair value of the property during the first quarter of 2021. On August 25, 2021, the Company completed the sale of Socastee Commons for a price of $3.8 million. The loss on disposition was $0.1 million.

Real Estate Investments Held for Sale

During the three months ended September 30, 2021, the Company classified the Johns Hopkins Village multifamily property in real estate investments held for sale. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2021.

Equity Method Investment

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the nine months ended September 30, 2021, the Company invested $8.1 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $30.0 million relating to this project. As of September 30, 2021 and December 31, 2020, the carrying value of the Company's investment in Harbor Point Parcel 3 was $9.2 million and $1.1 million, respectively. For the nine months ended September 30, 2021, Harbor Point Parcel 3 had no operating activity, and therefore the Company received no allocated income.

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

6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of September 30, 2021 and December 31, 2020 ($ in thousands):

	Outstanding loan amount						Interest compounding
Development Project	September 30, 2021		December 31, 2020	Maximum loan commitment	Interest rate
Delray Beach Plaza	$—		$14,289	$17,000	15.0%	(a)	Annually
Interlock Commercial	92,254		85,318	107,000	15.0%	(b)	None
Nexton Multifamily	18,549		—	22,315	11.0%		Annually
Solis Apartments at Interlock	—		28,969	41,100	13.0%		Annually
Total mezzanine	110,803		128,576	$187,415
Other notes receivable	7,124		6,809
Notes receivable guarantee premium	1,631		2,631
Allowance for credit losses	(1,394)	(c)	(2,584)
Total notes receivable	$118,164		$135,432
________________________________________
(a) Loan was placed on nonaccrual status effective April 1, 2020.
(b) $3.0 million of this loan is subject to an interest rate of 18%.
(c) The amount excludes $0.1 million of CECL allowance that relates to the unfunded commitments, which was recorded as a liability under Other Liabilities in our consolidated balance sheet.

Interest on the mezzanine loans is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Development Project	2021		2020		2021		2020
The Residences at Annapolis Junction	$—		$—	(a)	$—		$2,468	(a)(b)
Delray Beach Plaza	—		—	(a)	—	(a)	489	(a)
Nexton Multifamily	397		—		658		—
Nexton Square	—		380		—		1,177
Interlock Commercial	3,260	(b)	3,189	(b)	9,644	(b)	9,364	(b)
Solis Apartments at Interlock	—		847		4,005	(c)	2,522
Total mezzanine	3,657		4,416		14,307		16,020
Other interest income	109		1		321		35
Total interest income	$3,766		$4,417		$14,628		$16,055
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

Interlock Commercial

In March 2021, the Company loaned an additional $7.5 million as part of the Interlock Commercial loan to fund project costs due to an additional equity requirement to reduce the senior loan. In September 2021, the loan was modified to increase the maximum loan commitment to $107.0 million and to modify and clarify certain rights and responsibilities under the loan.

During the three months ended September 30, 2021, the borrower repaid $5.0 million, comprised of $3.8 million of principal and $1.2 million of accrued interest. During the nine months ended September 30, 2021, the borrower repaid $11.0 million of this loan, comprised of $6.8 million of principal and $4.2 million of accrued interest.

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

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities. As of September 30, 2021, the Company had two mezzanine loans, both of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

On a quarterly basis, the Company compares the risk inherent in its loans to industry loan loss data experienced during past business cycles. The Company updated the risk ratings for each of its notes receivable as of September 30, 2021 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of September 30, 2021 was Pass-rated.

At December 31, 2020, the Company reported $135.4 million of notes receivable, net of allowances of $2.6 million. At September 30, 2021, the Company reported $118.2 million of notes receivable, net of allowances of $1.4 million. Changes in the allowance for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$2,129	$3,085	$2,584	$—
Cumulative effect of accounting change	—	—	—	2,825
Unrealized credit loss provision (release)	(617)	(33)	(284)	227
Extinguishment due to acquisition	—	—	(788)	—
Ending balance (a)	$1,512	$3,052	$1,512	$3,052
________________________________________
(a) The amount as of September 30, 2021 includes $0.1 million of allowance related to the unfunded commitments, which was recorded as Other liabilities on the Consolidated Balance Sheet.

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of December 31, 2020, the Company had one loan with non-accrual status with an amortized cost basis of $13.6 million. As of September 30, 2021, there were no loans on non-accrual status.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of September 30, 2021 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$138	$6,088	$249	$5,306
Revenue recognized that was included in the balance at the beginning of the period	—	(6,088)	—	(5,306)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	3,791	—	7,237
Transferred to receivables	(665)	—	(468)	—
Construction contract costs and estimated earnings not billed during the period	370	—	215	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	527	(1,117)	219	(152)
Ending balance	$370	$2,674	$215	$7,085

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $2.6 million and $1.7 million were deferred as of September 30, 2021 and

December 31, 2020, respectively. Amortization of pre-contract costs for the nine months ended September 30, 2021 and 2020 was $0.2 million and $0.7 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of September 30, 2021 and December 31, 2020, construction receivables included retentions of $7.1 million and $17.1 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of September 30, 2021 during the next twelve months. As of September 30, 2021 and December 31, 2020, construction payables included retentions of $6.5 million and $17.7 million, respectively. The Company expects to pay substantially all construction payables outstanding as of September 30, 2021 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Costs incurred on uncompleted construction contracts	$360,247	$461,725
Estimated earnings	14,427	13,205
Billings	(376,978)	(480,880)
Net position	$(2,304)	$(5,950)

Construction contract costs and estimated earnings in excess of billings	$370	$138
Billings in excess of construction contract costs and estimated earnings	(2,674)	(6,088)
Net position	$(2,304)	$(5,950)
The above table reflects the net effect of projects closed as of September 30, 2021 and December 31, 2020, respectively.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning backlog	$70,219	$193,742	$71,258	$242,622
New contracts/change orders	53,590	(12,461)	106,992	43,469
Work performed	(16,944)	(58,590)	(71,385)	(163,400)
Ending backlog	$106,865	$122,691	$106,865	$122,691

The Company expects to complete a majority of the uncompleted contracts in place as of September 30, 2021 during the next 12 to 18 months.

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

As of September 30, 2021 and December 31, 2020, the outstanding balance on the revolving credit facility was $30.0 million and $10.0 million, respectively. The outstanding balance on the term loan facility was $205.0 million as of both dates. As of September 30, 2021, the effective interest rates on the revolving credit facility and the term loan facility were 1.58% and 1.53%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty. The Company's unencumbered borrowing pool will support revolving borrowings of up to $134 million as of September 30, 2021.

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

On August 24, 2021, as a part of the Greenbrier Square acquisition, the Company assumed a note payable of $20.0 million. The loan bears interest at a fixed rate of 3.74% and will mature on October 10, 2027.

In September 2021, the loan covenants for the syndicated loan secured by Wills Wharf were modified to extend the deadline for the Company to meet a lease-up requirement included in the loan agreement from October 1, 2021 to February 1, 2022.

On September 30, 2021, the Company refinanced the loan secured by Thames Street Wharf. The new $71.0 million loan bears interest at a rate of Bloomberg Short-Term Bank Yield Index ("BSBY") plus a spread of 1.30% and will mature on September 30, 2026. The Company simultaneously entered into an interest rate swap agreement that effectively fixes the interest rate at 2.35% for the term of the loan.

During the nine months ended September 30, 2021, the Company borrowed $13.3 million under its existing construction loans to fund new development and construction.

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

As of September 30, 2021, the Company had the following LIBOR and Secured Overnight Financing Rate ("SOFR") interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate		Premium Paid
5/15/2019	6/1/2022	$100,000		2.50% (LIBOR)		$288
1/10/2020	2/1/2022	50,000	(a)	1.75% (LIBOR)		87
1/28/2020	2/1/2022	50,000	(a)	1.75% (LIBOR)		62
3/2/2020	3/1/2022	100,000	(a)	1.50% (LIBOR)		111
7/1/2020	7/1/2023	100,000	(a)	0.50% (LIBOR)		232
11/1/2020	11/1/2023	84,375	(a)	1.84% (SOFR)	(b)	91
2/2/2021	2/1/2023	100,000		0.50% (LIBOR)		45
3/4/2021	4/1/2023	14,479		2.50% (LIBOR)		4
5/5/2021	5/1/2023	50,000		0.50% (LIBOR)		75
5/5/2021	5/1/2023	35,100		0.50% (LIBOR)		55
6/16/2021	7/1/2023	100,000		0.50% (LIBOR)		120
Total		$783,954				$1,170
________________________________________
(a) Designated as a cash flow hedge.
(b) This interest rate cap is subject to SOFR, which has been identified as the alternative to LIBOR. LIBOR will be phased out beginning December 31, 2021.

As of September 30, 2021, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR		2.78%	4.23%	5/1/2018	5/1/2023
John Hopkins Village	50,123	(a)	1-month LIBOR		2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	(a)	1-month LIBOR		3.02%	4.47%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,501	(a)	1-month LIBOR		2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR		2.26%	3.71%	4/1/2019	10/26/2022
Senior unsecured term loan	25,000	(a)	1-month LIBOR		0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR		0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR		0.55%	2.00%	4/1/2020	4/1/2024
Thames Street Wharf	71,000	(a)	1-month BSBY	(b)	1.05%	2.35%	9/30/2021	9/30/2026
Total	$340,124
________________________________________
(a) Designated as a cash flow hedge.
(b) This interest rate swap is subject to BSBY, which has been identified as an alternative to LIBOR. LIBOR will be phased out beginning December 31, 2021.

For the interest rate swaps and caps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the Condensed Consolidated Statements of Comprehensive Income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates reclassifying approximately $4.6 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$50,000	$—	$(2,030)	$50,000	$—	$(3,056)
Interest rate caps	399,579	217	—	150,000	4	—
Total derivatives not designated as accounting hedges	449,579	217	(2,030)	200,000	4	(3,056)
Derivatives designated as accounting hedges
Interest rate swaps	290,124	—	(7,380)	290,231	—	(11,797)
Interest rate caps	384,375	144	—	384,375	86	—
Total derivatives	$1,124,078	$361	$(9,410)	$874,606	$90	$(14,853)

The changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2021 and 2020 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate swaps	$(60)	$323	$2,315	$(10,907)
Interest rate caps	(234)	(111)	(27)	(391)
Total change in fair value of interest rate derivatives	$(294)	$212	$2,288	$(11,298)
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$166	$330	$941	$(1,412)
Unrealized cash flow hedge gains (losses)	(460)	(118)	1,347	(9,886)
Total change in fair value of interest rate derivatives	$(294)	$212	$2,288	$(11,298)

10. Equity

Stockholders’ Equity

On March 10, 2020, the Company commenced an at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through the forward purchaser. During the nine months ended September 30, 2021, the Company issued and sold 2,118,670 shares of common stock at a weighted average price of $13.21 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $27.4 million. During the nine months ended September 30, 2021, the Company did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $234.5 million remained unsold under the ATM Program as of November 2, 2021.

Noncontrolling Interests

As of September 30, 2021 and December 31, 2020, the Company held a 74.6% and 73.9% common interest in the Operating Partnership, respectively. As of September 30, 2021, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 74.6% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of September 30, 2021, there were 20,853,485 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $0.6 million relates to the minority partners' interest in certain joint venture entities as of September 30, 2021. The noncontrolling interest for consolidated real estate entities was $0.5 million as of December 31, 2020.

On January 4, 2021, a holder of Class A Units tendered 12,000 Class A Units for redemption by the Operating Partnership, which the Company elected to satisfy by issuing an equal number of shares of common stock.

Dividends and Distributions

During the nine months ended September 30, 2021, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	11/10/2020	12/30/2020	01/07/2021	$0.11	$8,793
Common Stock/Class A Units	02/09/2021	03/31/2021	04/08/2021	0.15	12,112
Common Stock/Class A Units	05/03/2021	06/30/2021	07/08/2021	0.16	13,095
Common Stock/Class A Units	09/02/2021	09/29/2021	10/07/2021	0.16	13,148
Series A Preferred Stock	11/10/2020	01/04/2021	01/15/2021	0.421875	2,887
Series A Preferred Stock	02/09/2021	04/01/2021	04/15/2021	0.421875	2,887
Series A Preferred Stock	05/03/2021	07/01/2021	07/15/2021	0.421875	2,887
Series A Preferred Stock	09/02/2021	10/01/2021	10/15/2021	0.421875	2,887

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of September 30, 2021, there were 608,441 shares available for issuance under the Equity Plan.

During the nine months ended September 30, 2021, the Company granted an aggregate of 165,685 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $12.87 per share. Of those shares, 43,646 were surrendered by the employees for income tax withholdings. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Beginning with grants made in 2021, executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the three months ended September 30, 2021 and 2020, the Company recognized $0.5 million and $0.5 million, respectively, of stock-based compensation cost. During the nine months ended September 30, 2021 and 2020, the Company recognized $2.1 million and $2.3 million, respectively, of stock-based compensation cost. As of September 30, 2021, there were 152,453 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.1 million, which the Company expects to recognize over the next 30 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net (a)	$1,018,547	$1,037,473	$963,845	$980,714
Notes receivable, net	118,164	118,164	135,432	135,223
Interest rate swap liabilities	9,410	9,410	14,853	14,853
Interest rate swap and cap assets	361	361	90	90
_______________________________________
(a) The values as of September 30, 2021 include the loan reclassified to liabilities related to assets held for sale.

13. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue from construction contracts with these entities for the three months ended September 30, 2021 and 2020 was $4.1 million and $15.9 million, respectively. Gross profit from such contracts was $0.8 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. Revenue from construction contracts with these entities for the nine months ended September 30, 2021 and 2020 was $22.8 million and $35.4 million, respectively. Gross profit from such contracts was $1.5 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, there was $3.9 million and $8.6 million, respectively, outstanding from related parties of the Company included in net construction receivables.

The general contracting services described above include contracts with an aggregate price of $81.8 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage located in Virginia Beach, Virginia. The developer is owned in part by certain executives of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in 2019 and were substantially complete as of

September 30, 2021. Aggregate gross profit was projected at $3.8 million to the Company, representing a gross profit margin of 4.9% as of September 30, 2021. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, which remains outstanding as of September 30, 2021.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of September 30, 2021, the Company had an outstanding payment guarantee for Interlock Commercial for $37.5 million. The Company has recorded a $1.6 million liability and corresponding addition to notes receivable relating to this guarantee.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $2.1 million and $2.4 million as of September 30, 2021 and December 31, 2020, respectively. In addition, as of September 30, 2021, the Company has outstanding a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project.

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

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of September 30, 2021, the Company had two notes receivable with commitments totaling approximately $6.6 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

15. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Real Estate

In October 2021, the Company sold Courthouse 7-Eleven for a contract price of $3.1 million. As of September 30, 2021, the property did not meet the criteria to be classified as held for sale.

Indebtedness

In October 2021, the Company borrowed $20.0 million under the revolving credit facility.

In October 2021, the Company borrowed $3.7 million on its construction loans to fund development activities.

Equity

On October 1, 2021, due to the holders of Class A Units tendering an aggregate of 220,000 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests with an aggregate cash payment of $2.9 million.

In October 2021, the Company sold an aggregate of 181,562 shares of common stock at a weighted average price of $13.56 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $2.4 million.

On October 25, 2021, the Company announced that its board of directors declared a cash dividend of $0.17 per common share for the fourth quarter of 2021. This represents a 6.25% increase over the prior quarter's cash dividend. The fourth quarter dividend will be payable in cash on January 6, 2022 to stockholders of record on December 29, 2021.

On October 25, 2021, the Company announced that its board of directors declared a cash dividend of $0.421875 per share of Series A Preferred Stock for the fourth quarter of 2021. The dividend will be payable in cash on January 14, 2022 to stockholders of record on January 3, 2022.

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

Business Description

We are a vertically-integrated, self-managed REIT with four decades of experience developing, building, acquiring and managing high-quality office, retail and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. We also provide general construction and development services to third-party clients, in addition to developing and building properties to be placed in our stabilized portfolio. As of September 30, 2021, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail	Retail	Newport News, Virginia	65%	(1)
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%

Property	Segment	Location	Ownership Interest
Courthouse 7-Eleven	Retail	Virginia Beach, Virginia	100%	(2)
Delray Beach Plaza	Retail	Delray Beach, Florida	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Greenbrier Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek	Retail	Mount Pleasant, South Carolina	70%	(1)
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Nexton Square	Retail	Summerville, South Carolina	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Overlook Village	Retail	Asheville, North Carolina	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1405 Point	Multifamily	Baltimore, Maryland	100%
Edison Apartments	Multifamily	Richmond, Virginia	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Hoffler Place	Multifamily	Charleston, South Carolina	100%
Johns Hopkins Village	Multifamily	Baltimore, Maryland	100%	(3)
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
Summit Place	Multifamily	Charleston, South Carolina	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
The Residences at Annapolis Junction	Multifamily	Annapolis Junction, Maryland	79%	(1)
________________________________________
*Located in the Town Center of Virginia Beach
(1) We are entitled to a preferred return on our investment in this property.
(2) Sold on October 28, 2021.
(3) Held for sale as of September 30, 2021.

As of September 30, 2021, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Wills Wharf	Office	Baltimore, Maryland	100%
Chronicle Mill	Multifamily	Belmont, North Carolina	85%	(1)
Gainesville Apartments	Multifamily	Gainesville, Georgia	95%	(1)(2)
________________________________________
(1) We are entitled to a preferred return on our investment in this property.
(2) We are required to purchase our joint venture partner's ownership interest after completion of the project, contingent upon obtaining a certificate of occupancy and achieving certain thresholds of net operating income.

Acquisitions

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

On July 28, 2021, we acquired Overlook Village, a retail center in Asheville, North Carolina, for a contract price of $28.3 million plus capitalized acquisition costs of $0.1 million.

On August 24, 2021, we acquired Greenbrier Square, a Kroger-anchored retail center in Chesapeake, Virginia, for total consideration of $36.5 million plus capitalized acquisition costs of $0.3 million. As a part of this acquisition, we assumed a note payable of $20.0 million.

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

In October 2021, we completed the sale of Courthouse 7-Eleven for a contract price of $3.1 million.

Impairment and Disposal of Real Estate

During the three months ended March 31, 2021, we recognized impairment of real estate of $3.0 million related to the Socastee Commons shopping center in Myrtle Beach, South Carolina. We anticipated a decline in cash flows due to the expiration of the anchor tenant lease. We had not re-leased the anchor tenant space and had determined that it was not probable that this space would be leased in the near future at rates sufficient to recover our investment in the property. We recorded an impairment loss equal to the excess of the book value of the property’s assets over the estimated fair value of the property during the first quarter of 2021. On August 25, 2021, we completed the sale of Socastee Commons for a price of $3.8 million. The loss on disposition was $0.1 million.

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

In conjunction with this build-to-suit project, another joint venture will develop and build a new mixed-use facility with 310 apartments units, 15,000 square feet of retail space, and 1,300 spaces of structured parking on a neighboring site to accommodate T. Rowe Price's parking requirements and other parking requirements for the surrounding area. Plans for this project are also preliminary and will evolve during the next several quarters. Estimated project costs are $192 million, and the terms of this joint venture are currently being negotiated. We anticipate that this will be a 50/50 joint venture. When a construction loan is obtained, we will be expected to provide completion guarantees and a partial payment guarantee to the lender for this project.

Under current plans and estimates, our equity requirement combined for the two projects would be $60 million. We anticipate breaking ground in early 2022 for both projects.

Development Business update

As of September 30, 2021, the Wills Wharf project is substantially complete and approximately 60% leased. We plan to lease the remaining space by early 2022.

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

Interlock Commercial: Construction is substantially complete. Certain tenant improvements remain to be completed and are expected to be delivered during the remainder of 2021 and 2022. In September 2021, the loan was modified to increase the maximum loan commitment to $107.0 million and to modify and clarify certain rights and responsibilities under the loan.

Nexton Multifamily: We funded the first $17.9 million of this investment during the nine months ended September 30, 2021. Our total loan commitment is $22.3 million.

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

From an operational perspective, we have remained in regular communication with our tenants, property managers, and vendors, and, where appropriate, have provided guidance relating to the availability of government relief programs that could support our tenants’ businesses. In response to the market and industry trends, we also have pursued cost-saving initiatives to align our overall cost structure, including proactively deferring previously announced development activity at several of our projects, postponing certain acquisition activity, slowing down redevelopment activity at The Cosmopolitan, and suspending non-essential capital expenditures. Although we believe these measures and other measures we may implement in the future will help mitigate the financial impacts of the pandemic on our business, there can be no assurances that we will accurately forecast the impact of adverse economic conditions on our business or that we will effectively align our cost structure, capital investments, and other expenditures with our revenue and spending levels in the future.

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

Multifamily Portfolio Residential Eviction Restrictions

Due to actions taken by state governments and limited working capacity for government courts and agencies, certain properties in our multifamily portfolio were subject to increased restrictions that limited our ability to evict tenants or charge late fees through September 30, 2021. At this time, certain restrictions previously in place have been lifted and many government courts and agencies have re-opened; however, there may be similar restrictions and limited working capacity for government courts and agencies in the future.

On September 4, 2020, the Centers for Disease Control and Prevention (the "CDC") issued a nationwide order to temporarily halt residential evictions to prevent the further spread of COVID-19, which effectively prohibited evictions for nonpayment through June 30, 2021 for residential tenants who satisfied certain conditions. Subsequent to the initial order, the CDC extended the expiration date of the eviction moratorium from June 30, 2021 to October 3, 2021. The CDC's order did not, on its own, prevent landlords from filing suits, obtaining judgments, or filing writs; rather, the order only prevented landlords from carrying out evictions if the tenant submitted the signed declaration form to the landlord. If the tenant did not satisfy the applicable conditions, the tenant could be evicted. The order did not apply to evictions that were for reasons other than nonpayment of rent. The penalties for an organization that violated the order include fines of up to $200,000 per event ($500,000 if the eviction results in death). The order did not relieve any individual of any obligation to pay rent or comply with any other obligation under a lease, nor did it preclude the charging or collecting of fees, penalties, or interest as a result of the failure to pay rent under the terms of a lease. The order did not apply to commercial tenants.

As of the date of this filing, all residential landlords filing an eviction action in the State of North Carolina and South Carolina are no longer obligated to provide tenants a blank CDC Declaration form. The “One CDC Declaration per Household” and the requirement of the "5 day deadline to notify the Court of a CDC Declaration" rules are no longer in effect as well. If the landlord receives a completed Declaration form from the tenant, the landlord may not proceed to request a writ of possession. Evictions for reasons other than nonpayment of rent are not prohibited. These conditions apply to Greenside Apartments, Hoffler Place and Summit Place.

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

In Virginia, residential landlord-tenant law has been changing rapidly over the past few months. On June 30, 2021, Virginia’s COVID-19 state of emergency expired, lifting a set of restrictions on evictions enabling non-paying residents to continue cases for 60 days (if residents could prove non-payment was due to COVID-19) and requiring landlords to apply for rental assistance on behalf of tenants through the Virginia Rent Relief Program (RRP). Following the expiration of the Virginia state of emergency, the United States Supreme Court ruled on August 26, 2021 to end a temporary stay on a lower court ruling seeking to overturn a federal eviction moratorium issued by the Centers for Disease Control and Prevention (CDC). In doing so, the Supreme Court’s ruling invalidated the federal eviction moratorium.

While the CDC eviction moratorium is no longer in effect, the Virginia General Assembly passed a new set of extended protections that went into effect on August 10, 2021 and will remain in effect until June 30, 2022. Before terminating the rental agreement and seeking possession of the property, the extended protections require landlords owning more than four (4) dwelling units to serve a 14-day pay or quit notice instructing the tenant to either pay in full or enter into an acceptable payment plan within the 14-day cure period. Tenants may only use the payment plan option one time during the length of a rental agreement. If a tenant defaults on a payment plan, landlords must send a subsequent 14-day notice demanding payment in full. Pay or quit notices no longer require language regarding the Virginia state of emergency, and the mandate on landlords to apply for RRP on behalf of a tenant no longer exists.

Third Quarter 2021 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2021 and other recent developments:

•Net income attributable to common stockholders and OP Unitholders of $4.9 million, or $0.06 per diluted share, compared to $8.7 million, or $0.11 per diluted share, for the three months ended September 30, 2020.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $21.9 million, or $0.27 per diluted share, compared to $19.2 million, or $0.24 per diluted share, for the three months ended September 30, 2020. See "Non-GAAP Financial Measures."

•Normalized funds from operations available to common stockholders and OP Unitholders ("Normalized FFO") of $21.5 million, or $0.26 per diluted share, compared to $19.0 million, or $0.24 per diluted share, for the three months ended September 30, 2020. See "Non-GAAP Financial Measures."

•Announced a fourth quarter cash dividend of $0.17 per common share, resulting in the third quarterly increase this year, a 6.25% increase over the prior quarter's dividend, and a 54.5% cumulative increase year-to-date.

•Stabilized operating property portfolio occupancy increased to 96.4% as of September 30, 2021. Office occupancy was 96.9%, retail occupancy was 95.2%, and multifamily occupancy was 97.4%.

•Leased 90,000 square feet of commercial office and retail space since the Company’s previous quarterly update, including 36,000 square feet at Wills Wharf.

•Announced the commencement of construction at a mixed-use development project, Southern Post in Roswell, Georgia, by the end of 2021.

•Completed the off-market acquisition of Greenbrier Square, a Kroger-anchored retail center in Chesapeake, VA.

•Completed the off-market acquisition of Overlook Village, a 150,000 square foot retail center in Asheville, NC anchored by T.J. Maxx | Homegoods and Ross.

Segment Results of Operations

As of September 30, 2021, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$11,933	$11,456	$477	$35,324	$32,142	$3,182
Property expenses	4,956	4,417	539	13,540	11,628	1,912
Segment NOI	$6,977	$7,039	$(62)	$21,784	$20,514	$1,270

Office segment NOI for the three months ended September 30, 2021 was materially consistent with the three months ended September 30, 2020. Office segment NOI for the nine months ended September 30, 2021 increased 6.2% compared to the nine months ended September 30, 2020 primarily due to the Wills Wharf property that was placed into service beginning in June 2020, which was partially offset by higher real estate tax assessments at several properties.

Office Same Store Results

Office same store results for the three and nine months ended September 30, 2021 and 2020 exclude Wills Wharf.

Office same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$10,252	$10,232	$20	$30,752	$30,253	$499
Property expenses	3,825	3,648	177	10,837	10,441	396
Same Store NOI	$6,427	$6,584	$(157)	$19,915	$19,812	$103
Non-Same Store NOI	550	455	95	1,869	702	1,167
Segment NOI	$6,977	$7,039	$(62)	$21,784	$20,514	$1,270

Office same store NOI for the three months ended September 30, 2021 decreased 2.4% compared to the three months ended September 30, 2020 primarily due to increases in certain operating expenses that were not fully recovered from certain tenants due to the terms of their leases. Office same store NOI for the nine months ended September 30, 2021 was materially consistent with the nine months ended September 30, 2020.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$20,223	$15,669	$4,554	$57,682	$54,794	$2,888
Property expenses	5,370	4,426	944	15,426	14,077	1,349
Segment NOI	$14,853	$11,243	$3,610	$42,256	$40,717	$1,539

Retail segment NOI for the three and nine months ended September 30, 2021 increased 32.1% and 3.8%, respectively, compared to the corresponding periods in 2020. The increases relate primarily to the acquisitions of Nexton Square, Delray Beach Plaza, Overlook Village, and Greenbrier Square along with the completion of the redevelopment at Apex Entertainment. Additionally, NOI has increased for Columbus Village II and Harrisonburg Regal due to higher rental revenue received from Regal Cinemas. These increases were partially offset by the disposition of the seven-property retail portfolio in May 2020 as well as Oakland Marketplace and Socastee Commons. Additionally, Bed Bath & Beyond terminated their leases at North Point and Wendover Village.

Retail Same Store Results

Retail same store results for the three and nine months ended September 30, 2021 and 2020 exclude Apex Entertainment, Delray Beach Plaza, Greenbrier Square, Nexton Square, Overlook Village, and Premier Retail. In addition, retail same store results for the three and nine months ended September 30, 2021 and 2020 exclude the seven-property retail portfolio that was disposed in May 2020 (Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square) and Oakland Marketplace and Socastee Commons, each of which were disposed in 2021.

Retail same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$16,317	$14,586	$1,731	$47,976	$47,224	$752
Property expenses	4,062	3,955	107	11,990	11,561	429
Same Store NOI	$12,255	$10,631	$1,624	$35,986	$35,663	$323
Non-Same Store NOI	2,598	612	1,986	6,270	5,054	1,216
Segment NOI	$14,853	$11,243	$3,610	$42,256	$40,717	$1,539

Retail same store NOI for the three months ended September 30, 2021 increased 15.3% compared to the three months ended September 30, 2020, which was primarily a result of higher rental revenue received from Regal Cinemas at Columbus Village II and Harrisonburg Regal as well as bad debt recoveries received at various properties. Retail same store NOI for the nine months ended September 30, 2021 was materially consistent with the nine months ended September 30, 2020.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$17,404	$12,511	$4,893	$49,673	$34,904	$14,769
Property expenses	7,934	6,140	1,794	22,189	15,528	6,661
Segment NOI	$9,470	$6,371	$3,099	$27,484	$19,376	$8,108

Multifamily segment NOI for the three and nine months ended September 30, 2021 increased 48.6% and 41.8%, respectively, compared to the corresponding periods in 2020. The increases relate primarily to the acquisition of Edison Apartments and The Residences at Annapolis Junction, the delivery of Summit Place, and higher occupancy and rental rates at multiple properties.

Multifamily Same Store Results

Multifamily same store results for the three and nine months ended September 30, 2021 and 2020 exclude The Residences at Annapolis Junction, Edison Apartments, Johns Hopkins Village, Summit Place, and The Cosmopolitan.

Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Rental revenues	$8,217	$7,580	$637	$23,847	$22,270	$1,577
Property expenses	3,468	3,589	(121)	9,825	9,630	195
Same Store NOI	$4,749	$3,991	$758	$14,022	$12,640	$1,382
Non-Same Store NOI	4,721	2,380	2,341	13,462	6,736	6,726
Segment NOI	$9,470	$6,371	$3,099	$27,484	$19,376	$8,108

Multifamily same store NOI for the three and nine ended September 30, 2021 increased 19.0% and 10.9% respectively, compared to the corresponding periods in 2020. The increases relate primarily to higher occupancy and rental rates at multiple properties.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Segment revenues	$17,502	$58,617	$(41,115)	$71,473	$163,283	$(91,810)
Segment expenses	15,944	56,509	(40,565)	68,350	157,401	(89,051)
Segment gross profit	$1,558	$2,108	$(550)	$3,123	$5,882	$(2,759)
Operating margin	8.9%	3.6%	5.3%	4.4%	3.6%	0.8%

General contracting and real estate services segment gross profit for the three and nine months ended September 30, 2021 decreased 26.1% and 46.9%, respectively, compared to the corresponding periods in 2020. The decreases resulted from a lower volume of projects during the three and nine months ended September 30, 2021. By contrast, operating margin for the three months ended September 30, 2021 increased 5.3% compared to the three months ended September 30, 2020 primarily due to recognition of project savings. Operating margin for the nine months ended September 30, 2021 was materially consistent with the nine months ended September 30, 2020.

The changes in third party construction backlog for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning backlog	$70,219	$193,742	$71,258	$242,622
New contracts/change orders	53,590	(12,461)	106,992	43,469
Work performed	(16,944)	(58,590)	(71,385)	(163,400)
Ending backlog	$106,865	$122,691	$106,865	$122,691

As of September 30, 2021, we had $51.2 million in the backlog for the Adams Hill Apartments project, $36.0 million for the Boulders Lakeview Apartments project, and $8.1 million for the Interlock Rooftop project.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(unaudited)
Revenues
Rental revenues	$49,560	$39,636	$9,924	$142,679	$121,840	$20,839
General contracting and real estate services revenues	17,502	58,617	(41,115)	71,473	163,283	(91,810)
Total revenues	67,062	98,253	(31,191)	214,152	285,123	(70,971)
Expenses
Rental expenses	12,717	10,223	2,494	34,841	27,907	6,934
Real estate taxes	5,543	4,760	783	16,314	13,326	2,988
General contracting and real estate services expenses	15,944	56,509	(40,565)	68,350	157,401	(89,051)
Depreciation and amortization	16,886	14,176	2,710	52,237	42,232	10,005
Amortization of right-of-use assets - finance leases	278	147	131	745	440	305
General and administrative expenses	3,449	2,601	848	10,957	9,382	1,575
Acquisition, development and other pursuit costs	8	26	(18)	111	555	(444)
Impairment charges	—	47	(47)	3,122	205	2,917
Total expenses	54,825	88,489	(33,664)	186,677	251,448	(64,771)
Gain (loss) on real estate dispositions, net	(113)	3,612	(3,725)	3,604	6,388	(2,784)
Operating income	12,124	13,376	(1,252)	31,079	40,063	(8,984)
Interest income	3,766	4,417	(651)	14,628	16,055	(1,427)
Interest expense	(8,827)	(7,523)	(1,304)	(25,220)	(22,938)	(2,282)
Change in fair value of derivatives and other	131	318	(187)	838	(1,424)	2,262
Unrealized credit loss release (provision)	617	33	584	284	(227)	511
Other income (expense), net	(105)	177	(282)	81	521	(440)
Income before taxes	7,706	10,798	(3,092)	21,690	32,050	(10,360)
Income tax benefit	42	28	14	522	220	302
Net income	7,748	10,826	(3,078)	22,212	32,270	(10,058)
Net loss attributable to noncontrolling interests in investment entities	—	45	(45)	—	181	(181)
Preferred stock dividends	(2,887)	(2,220)	(667)	(8,661)	(4,462)	(4,199)
Net income attributable to common stockholders and OP Unitholders	$4,861	$8,651	$(3,790)	$13,551	$27,989	$(14,438)

Rental revenues for the three and nine months ended September 30, 2021 increased 25.0% and 17.1%, respectively, compared to the corresponding periods in 2020 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Office	$11,933	$11,456	$477	$35,324	$32,142	$3,182
Retail	20,223	15,669	4,554	57,682	54,794	2,888
Multifamily	17,404	12,511	4,893	49,673	34,904	14,769
	$49,560	$39,636	$9,924	$142,679	$121,840	$20,839

Office rental revenues for the three and nine months ended September 30, 2021 increased 4.2% and 9.9%, respectively, compared to the corresponding periods in 2020 primarily as a result of the Wills Wharf property that was placed into service beginning in June 2020.

Retail rental revenues for the three and nine months ended September 30, 2021 increased 29.1% and 5.3% respectively, compared to the corresponding periods in 2020, primarily as a result of the acquisitions of Nexton Square, Delray Beach Plaza, Overlook Village, and Greenbrier Square along with the completion of the redevelopment at Apex Entertainment. Additionally, rental revenue has increased for Columbus Village II and Harrisonburg Regal due to higher rental revenue received from Regal Cinemas. These increases were partially offset by the disposition of the seven-property retail portfolio in May 2020 as well as the dispositions of Oakland Marketplace and Socastee Commons.

Multifamily rental revenues for the three and nine months ended September 30, 2021 increased 39.1% and 42.3%, respectively, compared to the corresponding periods in 2020 primarily as a result of the acquisition of Edison Apartments and The Residences at Annapolis Junction, the delivery of Summit Place, and higher occupancy and rental rates at multiple properties.

General contracting and real estate services revenues for the three and nine months ended September 30, 2021 decreased 70.1% and 56.2%, respectively, compared to the corresponding periods in 2020 as there were no new significant third-party projects commencing in late 2020 or early 2021. The backlog as of December 31, 2020 was substantially completed and $107.0 million worth of contracts were added during the nine months ended September 30, 2021.

Rental expenses for the three and nine months ended September 30, 2021 increased 24.4% and 24.8%, respectively, compared to the corresponding periods in 2020 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Office	$3,409	$3,042	$367	$9,222	$7,879	$1,343
Retail	3,270	2,618	652	9,119	8,096	1,023
Multifamily	6,038	4,563	1,475	16,500	11,932	4,568
	$12,717	$10,223	$2,494	$34,841	$27,907	$6,934

Office rental expenses for the three and nine months ended September 30, 2021 increased 12.1% and 17.0%, respectively, compared to the corresponding periods in 2020 primarily due to the Wills Wharf property that was placed into service beginning in June 2020 as well as higher utility costs due to tenants returning to working in their offices.

Retail rental expenses for the three and nine months ended September 30, 2021 increased 24.9% and 12.6%, respectively, compared to the corresponding periods in 2020 primarily due to the acquisitions of Nexton Square, Delray Beach Plaza, Overlook Village, and Greenbrier Square along with the completion of the redevelopment at Apex Entertainment. These increases were partially offset by the disposition of the seven-property retail portfolio in May 2020 as well as the dispositions of Oakland Marketplace and Socastee Commons.

Multifamily rental expenses for the three and nine months ended September 30, 2021 increased 32.3% and 38.3%, respectively, compared to the corresponding periods in 2020 primarily due the acquisition of Edison Apartments and The Residences at Annapolis Junction as well as the delivery of Summit Place.

Real estate taxes for the three and nine months ended September 30, 2021 increased 16.4% and 22.4%, respectively, compared to the corresponding periods in 2020, as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Office	$1,547	$1,375	$172	$4,318	$3,749	$569
Retail	2,100	1,808	292	6,307	5,981	326
Multifamily	1,896	1,577	319	5,689	3,596	2,093
	$5,543	$4,760	$783	$16,314	$13,326	$2,988

Office real estate taxes for the three and nine months ended September 30, 2021 increased 12.5% and 15.2%, respectively, compared to the corresponding periods in 2020 primarily due to Wills Wharf being placed into service as well as an increased assessment at Thames Street Wharf.

Retail real estate taxes for the three and nine months ended September 30, 2021 increased 16.2% and 5.5%, respectively, compared to the corresponding periods in 2020 primarily as a result of the acquisitions of Nexton Square, Delray Beach Plaza, Overlook Village, and Greenbrier Square. These increases were partially offset by the disposition of the seven-property retail portfolio in May 2020 as well as the dispositions of Oakland Marketplace and Socastee Commons.

Multifamily real estate taxes for the three and nine months ended September 30, 2021 increased 20.2% and 58.2%, respectively, compared to the corresponding periods in 2020 primarily due to the acquisition of Edison Apartments and The Residences at Annapolis Junction, the delivery of Summit Place, and expiring real estate tax credits at Johns Hopkins Village.

General contracting and real estate services expenses for the three and nine months ended September 30, 2021 decreased 71.8% and 56.6%, respectively, compared to the corresponding periods in 2020 due to fewer new significant third-party projects commencing in late 2020 or the nine months ended September 30, 2021.

Depreciation and amortization for the three and nine months ended September 30, 2021 increased 19.1% and 23.7%, respectively, compared to the corresponding periods in 2020. The increases were attributable to property acquisitions and development deliveries. The increases were partially offset by dispositions in 2020 and 2021 and certain assets that became fully depreciated.

Amortization of right-of-use assets - finance leases for the three and nine months ended September 30, 2021 increased 89.1% and 69.3%, respectively, compared to the corresponding periods in 2020 primarily due to the acquisition of Delray Beach Plaza shopping center, which has a ground lease classified as a finance lease.

General and administrative expenses for the three and nine months ended September 30, 2021 increased 32.6% and 16.8%, respectively, compared to the corresponding periods in 2020. The increases resulted from increased insurance expense and higher compensation.

Acquisition, development and other pursuit costs for the three and nine months ended September 30, 2021 decreased 69.2% and 80.0%, respectively, compared to the corresponding periods in 2020 as a result of higher write off of costs for the three and nine months ended September 30, 2020 relating to certain development projects and acquisitions that were abandoned.

Impairment charges for the three months ended September 30, 2021 decreased immaterially compared to the three months ended September 30, 2020 primarily due to a lower number of the tenants in the current period that vacated prior to their lease expiration. Impairment charges for the nine months ended September 30, 2021 increased $2.9 million compared to the nine months ended September 30, 2020, due primarily to the impairment of Socastee Commons.

Loss on real estate dispositions for the three months ended September 30, 2021 relates to the disposition of Socastee Commons. Gain on real estate dispositions during the nine months ended September 30, 2021 relates to the sale of the 7-Eleven at Hanbury, Oakland Marketplace, and easement rights at a non-operating land parcel. The gain was partially offset by the loss recognized upon the disposition of Socastee Commons. Gain on real estate dispositions for the three and nine months ended September 30, 2020 relates to the sale of a portfolio of seven retail properties in May 2020 and the sale of Walgreen's at Hanbury Village in August 2020.

Interest income for the three and nine months ended September 30, 2021 decreased 14.7% and 8.9%, respectively, compared to the corresponding periods in 2020, primarily as a result of the lower notes receivable balance in the current period due to the repayment of some of our mezzanine loans at the end of 2020 and the beginning of 2021.

Interest expense for the three and nine months ended September 30, 2021 increased 17.3% and 9.9%, respectively, compared to the corresponding periods in 2020, primarily due to the loans obtained and assumed in connection with acquisitions.

The change in fair value of derivatives and other for the three and nine months ended September 30, 2021 include fair value increases for our derivative instruments due to increases in forward LIBOR (the London Inter-Bank Offered Rate).

Unrealized credit loss release (provision) for the three and nine months ended September 30, 2021 include a release in the allowance for the Interlock Commercial mezzanine loan, which was determined based on the ramping up of leasing and operations at this project. For the nine months ended September 30, 2021, this was partially offset by the reserve recorded for the Nexton Multifamily investment.

Other income (expense), net for the three and nine months ended September 30, 2021 decreased by $0.3 million and $0.4 million, respectively, compared to the corresponding periods in 2020, primarily due to certain insurance reimbursements in 2020 that did not recur in 2021.

The income tax provision and benefits that we recognized during the three and nine months ended September 30, 2021 and 2020 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses, and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects, mezzanine loan funding requirements, and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, borrowings available under our credit facility, and net proceeds from the sale of common stock through our ATM Program, which is discussed below.

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

As of September 30, 2021, we had unrestricted cash and cash equivalents of $28.0 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $5.4 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of September 30, 2021, we had $89 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $71.9 million of available borrowings under our construction loans to fund development activities.

We may enter into standby letters of credit using the available capacity under the credit facility. Letters of credit generally are available for draw down in the event the Company does not perform under certain obligations. As of September 30, 2021, the Operating Partnership had total outstanding letters of credit of $15.0 million to guarantee the funding of its investment in the Harbor Point Parcel 3 joint venture (T. Rowe Price global headquarters).

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

During the nine months ended September 30, 2021, we issued and sold 2,118,670 shares of common stock at a weighted average price of $13.21 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $27.4 million. During the nine months ended September 30, 2021, we did not issue any shares of Series A Preferred Stock under the ATM Program. In October 2021, we issued and sold 181,562 shares of common stock at a weighted average price of $13.56 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $2.4 million. During October, we did not sell preferred stock under the ATM program. Shares having an aggregate offering price of $234.5 million remained unsold under the ATM Program as of November 2, 2021.

Credit Facility

We have a senior credit facility that was amended and restated on October 3, 2019. The total commitments are $355.0 million, comprised of a $150.0 million senior unsecured revolving credit facility ("the revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks. Subject to available borrowing capacity, we intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio, and for working capital. Our unencumbered borrowing pool will support revolving borrowings of up to $134 million as of September 30, 2021. In October 2021, we borrowed $20.0 million under the revolving credit facility.

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

The revolving credit facility bears interest at LIBOR plus a margin ranging from 1.30% to 1.85% and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on our total leverage. We are also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If we attain investment grade credit ratings from Standard and Poor's or Moody's Investor Service, we may elect to have borrowings become subject to interest rates based on our credit ratings. We may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

The credit agreement limits our ability to pay cash dividends. However, so long as no default or event of default exists, the credit agreement allows us to pay cash dividends with respect to any 12-month period in an amount not to exceed the greater of: (i) 95% of adjusted funds from operations (as defined in the credit agreement) or (ii) the amount required for us (a) to maintain our status as a REIT, and (b) to avoid income or excise tax under the Internal Revenue Code of 1986, as amended. If certain defaults or events of default exist, we may pay cash dividends with respect to any 12-month period to the extent necessary to maintain our status as a REIT. The credit agreement also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates, and restricts the amount of stock and Operating Partnership units that we may repurchase during the term of the credit facility.

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

We are currently in compliance with all covenants governing the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2021 ($ in thousands):

	Amount Outstanding	Interest Rate(a)		Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Red Mill West	$10,504		4.23%			June 1, 2022	$10,187
Marketplace at Hilltop	9,811		4.42%			October 1, 2022	9,383
1405 Point	52,468	LIBOR+	2.25%	2.33%		January 1, 2023	51,532
Nexton Square	20,107	LIBOR+	2.25%	2.50%		February 1, 2023	20,107
Wills Wharf	62,601	LIBOR+	2.25%	2.33%		June 26, 2023	62,601
249 Central Park Retail(b)	16,416	LIBOR+	1.60%	3.85%	(d)	August 10, 2023	15,935
Fountain Plaza Retail(b)	9,878	LIBOR+	1.60%	3.85%	(d)	August 10, 2023	9,589
South Retail(b)	7,207	LIBOR+	1.60%	3.85%	(d)	August 10, 2023	6,996
Hoffler Place(c)	18,400	LIBOR+	2.60%	3.00%		January 1, 2024	18,143
Summit Place(c)	23,100	LIBOR+	2.60%	3.00%		January 1, 2024	22,789
One City Center	24,244	LIBOR+	1.85%	1.93%		April 1, 2024	22,559
Southgate Square	19,207	LIBOR+	2.25%	3.00%		April 29, 2024	17,358
Chronicle Mill	—	LIBOR+	3.00%	3.25%		May 5, 2024	—
Red Mill Central	2,232		4.80%			June 17, 2024	1,765
Gainesville Apartments	9,773	LIBOR+	3.00%	3.75%		August 31, 2024	9,773
Premier Apartments(e)	16,562	LIBOR+	1.55%	1.63%		October 31, 2024	15,848
Premier Retail(e)	8,157	LIBOR+	1.55%	1.63%		October 31, 2024	7,806
Red Mill South	5,598		3.57%			May 1, 2025	4,383
Brooks Crossing Office	15,010	LIBOR+	1.60%	1.68%		July 1, 2025	13,034
Market at Mill Creek	13,303	LIBOR+	1.55%	1.63%		July 12, 2025	10,876
Johns Hopkins Village(f)	50,123	LIBOR+	1.25%	4.19%	(d)	August 7, 2025	45,967
North Point Center Note 2	1,978		7.25%			September 15, 2025	1,328
Encore Apartments(g)	24,656		2.93%			February 10, 2026	22,214
4525 Main Street(g)	31,645		2.93%			February 10, 2026	28,512
Delray Beach Plaza	14,184	LIBOR+	3.00%	3.08%		March 8, 2026	11,627
Thames Street Wharf	71,000	BSBY+	1.30%	2.35%	(d)	September 30, 2026	60,719
Greenbrier Square	20,000		3.74%			October 10, 2027	18,049
Lexington Square	14,240		4.50%			September 1, 2028	12,044
Red Mill North	4,216		4.73%			December 31, 2028	3,295
Greenside Apartments	32,778		3.17%			December 15, 2029	26,095
The Residences at Annapolis Junction	84,374	SOFR+	2.66%	2.71%		November 1, 2030	71,183
Smith's Landing	16,676		4.05%			June 1, 2035	384
Liberty Apartments	13,650		5.66%			November 1, 2043	90
Edison Apartments	16,015		5.30%			December 1, 2044	100
The Cosmopolitan	42,297		3.35%			July 1, 2051	187
Total secured debt	$782,410						$632,458
Unsecured debt
Senior unsecured revolving credit facility	$30,000	LIBOR+	1.30%-1.85%	1.58%		January 24, 2024	$30,000
Senior unsecured term loan	19,500	LIBOR+	1.25%-1.80%	1.53%		January 24, 2025	19,500
Senior unsecured term loan	185,500	LIBOR+	1.25%-1.80%	1.95%-4.47%	(d)	January 24, 2025	185,500
Total unsecured debt	235,000						235,000
Total principal balances	1,017,410						$867,458
Other notes payable(h)	10,109
Unamortized GAAP adjustments	(8,971)
Loan reclassified to liabilities related to assets held for sale	(50,123)
Indebtedness, net	$968,424
_______________________________________
(a) LIBOR, Secured Overnight Financing Rate ("SOFR"), and Bloomberg Short-Term Bank Yield Index ("BSBY") are determined by individual lenders.
(b) Cross collateralized.
(c) Cross collateralized.

(d) Includes debt subject to interest rate swap locks.
(e) Cross collateralized.
(f) Secured by real estate held for sale.
(g) Cross collateralized.
(h) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 42-year remaining lease term and an earn-out liability for the Gainesville development project.

We are currently in compliance with all covenants on our outstanding indebtedness.

As of September 30, 2021, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2021 (excluding nine months ended September 30, 2021)	3,334	*
2022	32,822	3%
2023	179,889	18%
2024	159,480	16%
2025	293,330	29%
Thereafter	348,555	34%
Total	$1,017,410	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.
* Less than one percent

Interest Rate Derivatives

As of September 30, 2021, we were party to the following LIBOR (to be transitioned to SOFR and BSBY) interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
5/15/2019	6/1/2022	2.50% (LIBOR)	$100,000
1/10/2020	2/1/2022	1.75% (LIBOR)	50,000
1/28/2020	2/1/2022	1.75% (LIBOR)	50,000
3/2/2020	3/1/2022	1.50% (LIBOR)	100,000
7/1/2020	7/1/2023	0.50% (LIBOR)	100,000
11/1/2020	11/1/2023	1.84% (SOFR)	84,375
2/2/2021	2/1/2023	0.50% (LIBOR)	100,000
3/4/2021	4/1/2023	2.50% (LIBOR)	14,479
5/5/2021	5/1/2023	0.50% (LIBOR)	50,000
5/5/2021	5/1/2023	0.50% (LIBOR)	35,100
6/16/2021	7/1/2023	0.50% (LIBOR)	100,000
Total			$783,954

As of September 30, 2021, the Company held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR		2.78%	4.23%	5/1/2018	5/1/2023
John Hopkins Village	50,123	1-month LIBOR		2.94%	4.19%	8/7/2018	8/7/2025
Senior unsecured term loan	10,500	1-month LIBOR		3.02%	4.47%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,501	1-month LIBOR		2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	1-month LIBOR		2.26%	3.71%	4/1/2019	10/26/2022
Senior unsecured term loan	25,000	1-month LIBOR		0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR		0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR		0.55%	2.00%	4/1/2020	4/1/2024
Thames Street Wharf	71,000	1-month BSBY	(a)	1.05%	2.35%	9/30/2021	9/30/2026
Total	$340,124
________________________________________
(a) This interest rate swap is subject to BSBY, which has been identified as an alternative to LIBOR. LIBOR will be phased out beginning December 31, 2021.

Off-Balance Sheet Arrangements

In connection with our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. As of September 30, 2021 we had an outstanding payment guarantee amount on Interlock Commercial for $37.5 million. We have recorded a $1.6 million liability and corresponding addition to notes receivable relating to the value of this guarantee.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we will be responsible for providing a completion guarantee to the lender for this project when a construction loan is obtained.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of September 30, 2021, our off-balance sheet arrangements consisted of $6.6 million of unfunded commitments of our notes receivable. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Operating Activities	$69,222	$67,767	$1,455
Investing Activities	(101,353)	(3,873)	(97,480)
Financing Activities	15,154	(28,249)	43,403
Net Increase (decrease)	$(16,977)	$35,645	$(52,622)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$50,430	$43,579
Cash, Cash Equivalents, and Restricted Cash, End of Period	$33,453	$79,224

Net cash provided by operating activities during the nine months ended September 30, 2021 increased $1.5 million compared to the nine months ended September 30, 2020 primarily as a result of timing differences in operating assets and liabilities as well as increased net operating income from the property portfolio.

During the nine months ended September 30, 2021, net cash used in investing activities increased $97.5 million compared to the nine months ended September 30, 2020 primarily due to increased acquisition activity and decreased disposition activity.

During the nine months ended September 30, 2021, we received cash from financing activities as opposed to using cash for financing activities during the nine months ended September 30, 2020 primarily due to higher net issuances of debt.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and nine months ended September 30, 2021 and 2020 to net income, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$4,861	$8,651	$13,551	$27,989
Depreciation and amortization (1)	16,886	14,131	52,237	41,867
(Gain) loss on operating real estate dispositions, net (2)	113	(3,612)	(3,351)	(6,388)
Impairment of real estate assets	—	—	3,039	—
FFO attributable to common stockholders and OP Unitholders	21,860	19,170	65,476	63,468
Acquisition, development and other pursuit costs	8	26	111	555
Impairment of intangible assets and liabilities	—	47	83	205
Loss on extinguishment of debt	120	—	120	—
Unrealized credit loss provision (release)	(617)	(33)	(284)	227
Amortization of right-of-use assets - finance leases	278	147	745	440
Change in fair value of derivatives and other	(131)	(318)	(838)	1,424
Normalized FFO available to common stockholders and OP Unitholders	$21,518	$19,039	$65,413	$66,319
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.06	$0.11	$0.17	$0.36
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.27	$0.24	$0.81	$0.81
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.26	$0.24	$0.81	$0.85
Weighted average common shares and units - diluted	81,936	78,443	81,164	78,020
________________________________________

(1) The adjustment for depreciation and amortization for the three and nine months ended September 30, 2020 excludes $0.1 million and $0.4 million, respectively, of depreciation attributable to the Company's joint venture partners.
(2) The adjustment for gain on operating real estate dispositions for the nine months ended September 30, 2021 excludes the gain on sale of easement rights on a non-operating parcel.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2021, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: November 4, 2021	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	/s/ Michael P. O’Hara
Michael P. O’Hara
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)