Form 10-K
period 2021-12-31
Armada Hoffler Properties, Inc.
filed 2022-02-24
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $795.6 million, based on the closing sales price of $13.29 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of February 18, 2022, the registrant had 67,324,313 shares of common stock outstanding. In addition, as of February 18, 2022, Armada Hoffler, L.P., the registrant's operating partnership subsidiary (the "Operating Partnership"), had 20,621,336 common units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant). Based on the 67,324,313 shares of common stock and 20,621,336 OP Units held by limited partners other than the registrant, the registrant had a total common equity market capitalization of 1,253,225,498 as of February 18, 2022 (based on the closing sales price of $14.25 on the New York Stock Exchange on such date).

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2021.

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2021

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

•We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock and our 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”).

PART I
Item 1.    Business.

Our Company

References to "we," "our," "us," and "our company" refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership (the "Operating Partnership"), of which we are the sole general partner.

We are a full-service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. In addition to the ownership of our operating property portfolio, we develop and build properties for our own account and through joint ventures between us and unaffiliated partners and also invest in development projects through mezzanine lending and preferred equity arrangements. We also provide general contracting services to third parties. Our construction and development experience includes mid- and high-rise office buildings, retail strip malls, retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution, and manufacturing facilities, educational, medical and special purpose facilities, government projects, parking garages, and mixed-use town centers. Our most recent third-party construction contracts have included the mixed-use project The Interlock in Atlanta, Georgia, Boulder Lake Apartments in Chesterfield, Virginia, and 27th Street Hotel in Virginia Beach. We also are proud to have completed numerous signature properties across the Mid-Atlantic region, such as the Exelon Building in Baltimore, Maryland, the Inner Harbor East development in Baltimore, Maryland and the Mandarin Oriental Hotel in Washington, D.C.

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2021, we owned, through a combination of direct and indirect interests, 75.3% of the common units of limited partnership interest in our Operating Partnership ("OP Units").

2021 and Recent Highlights

The following highlights our results of operations and significant transactions for the year ended December 31, 2021:

•Net income attributable to common stockholders and OP Unitholders of $13.9 million, or $0.17 per diluted share, compared to $29.8 million, or $0.38 per diluted share, for the year ended December 31, 2020.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $85.4 million, or $1.05 per diluted share, compared to $83.0 million, or $1.06 per diluted share, for the year ended December 31, 2020.

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $87.3 million, or $1.07 per diluted share, compared to $86.2 million, or $1.10 per diluted share, for the year ended December 31, 2020.

•Property segment net operating income ("NOI") of $123.8 million, which represents a 13.2% increase compared to $109.4 million for the year ended December 31, 2020:

•Office NOI of $28.8 million compared to $27.6 million
•Retail NOI of $57.6 million compared to $54.2 million
•Multifamily NOI of $37.3 million compared to $27.6 million

•Same store NOI of $92.1 million, which represents a 2.5% increase compared to $89.9 million for the year ended December 31, 2020:

•Office same store NOI of $26.5 million compared to $26.4 million
•Retail same store NOI of $48.1 million compared to $47.7 million
•Multifamily same store NOI of $17.5 million compared to $15.8 million

•Stabilized portfolio occupancy at 96.7% as of December 31, 2021 compared to 94.4% as of December 31, 2020:

•Office occupancy at 96.8% compared to 97.0%
•Retail occupancy at 96.0% compared to 94.7%
•Multifamily occupancy at 97.4% compared to 92.5%

•Increased quarterly cash common stock dividends from an annualized amount of $0.44 to $0.68 per share during 2021, representing an increase of 54.5%.

•Completed the sale of Oakland Marketplace, an unencumbered Kroger-anchored center, for a sales price of $5.5 million.

•Completed the off-market acquisition of Delray Beach Plaza, a Whole Foods-anchored center in Delray Beach, FL.

•Completed the off-market acquisition of Greenbrier Square, a Kroger-anchored retail center in Chesapeake, VA.

•Completed the off-market acquisition of Overlook Village, a T.J. Maxx | Homegoods and Ross-anchored retail center in Asheville, NC.

•Commenced construction of a mixed-use development project, Southern Post in Roswell, Georgia, in the fourth quarter of 2021.

•Completed the disposition of Courthouse 7-Eleven for a sales price of $3.1 million.

•Completed the disposition of student housing asset Johns Hopkins Village for a sales price of $75.0 million.

•Completed the acquisition of the Exelon Building in Harbor Point Baltimore during the first quarter of 2022.

•Our board of directors reaffirmed the Company’s commitment to leadership in corporate governance practices by amending the Company’s bylaws to implement a “proxy access” provision that enables eligible long-term stockholders to nominate and include their own director nominees in the Company’s proxy materials, along with the candidates nominated by our board of directors.

•We have an ongoing commitment to environmental, workplace health and safety, corporate social responsibility, corporate governance, and other sustainability matters. The latest Sustainability Committee's Report can be accessed through the Sustainability page of the Company's website, ArmadaHoffler.com/Sustainability.

For definitions and discussion of FFO, Normalized FFO, NOI, and same store NOI, see the section below entitled "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Our Competitive Strengths

We believe that we distinguish ourselves from other REITs through the following competitive strengths:

•High-Quality, Diversified Portfolio. Our portfolio consists of institutional-grade, premier office, retail, and multifamily properties located primarily in the Mid-Atlantic and Southeastern regions. Our properties are generally in the top tier of commercial properties in their markets, many in master planned communities, and offer Class-A amenities and finishes.

•Seasoned, Committed, and Aligned Senior Management Team with a Proven Track Record. Our senior management team has extensive experience developing, constructing, owning, operating, renovating, and financing institutional-grade office, retail, and multifamily properties in the Mid-Atlantic and Southeastern regions. As of December 31, 2021, our named executive officers and directors collectively owned approximately 12.9% of our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

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

•Extensive Experience with Construction and Development. Our platform consists of development, construction, and asset management capabilities, which comprise an integrated delivery system for every project that we build for our own account or for third-party clients. This integrated approach provides a single source of accountability for design and construction, simplifies coordination and communication among the relevant stakeholders in each project, and provides us valuable insight from an operational perspective. We believe that being regularly engaged in construction and development projects provides us significant and distinct advantages, including enhanced market intelligence, greater insight into best practices, enhanced operating leverage, and "first look" access to development and ownership opportunities in our target markets. We also use mezzanine lending and preferred equity arrangements, which may enable us to acquire completed development projects at prices that are below market or at cost and may enable us to realize profit on projects we do not intend to own.

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

Our Properties

The table below sets forth certain information regarding our stabilized portfolio as of December 31, 2021. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete, the asset is placed back into service, and the stabilization criteria above are again met.

Property	Location	Year Built / Renovated / Redeveloped	Ownership Interest	Net Rentable Square Feet(1)	Occupancy(2)	ABR(3)	ABR per Leased SF(3)
Retail Properties
249 Central Park Retail	Virginia Beach, VA	2004	100%	92,400	94.0%	$2,304,127	$26.53
Apex Entertainment	Virginia Beach, VA	2002	100%	103,335	100.0%	1,492,772	14.45
Broad Creek Shopping Center(4)(5)	Norfolk, VA	1997/2001	100%	121,504	96.9%	2,154,911	18.30
Broadmoor Plaza	South Bend, IN	1980	100%	115,059	98.2%	1,349,460	11.95
Brooks Crossing Retail(6)	Newport News, VA	2016	65%	18,349	78.3%	212,025	14.76
Columbus Village(4)	Virginia Beach, VA	1980/2013	100%	62,207	95.0%	1,800,205	30.47
Columbus Village II(7)	Virginia Beach, VA	1995/1996	100%	92,061	96.7%	867,428	9.74
Commerce Street Retail	Virginia Beach, VA	2008	100%	19,173	100.0%	955,820	49.85
Delray Beach Plaza(4)(5)	Delray Beach, FL	2021	100%	87,207	100.0%	2,979,446	34.17
Dimmock Square	Colonial Heights, VA	1998	100%	106,166	75.3%	1,472,634	18.43
Fountain Plaza Retail	Virginia Beach, VA	2004	100%	35,961	100.0%	1,008,015	28.03
Greenbrier Square(4)	Chesapeake, VA	2017	100%	260,710	95.4%	2,428,432	9.76
Greentree Shopping Center	Chesapeake, VA	2014	100%	15,719	92.6%	321,936	22.12
Hanbury Village(4)	Chesapeake, VA	2006/2009	100%	98,638	100.0%	1,991,635	20.19
Harrisonburg Regal	Harrisonburg, VA	1999	100%	49,000	100.0%	717,850	14.65
Lexington Square	Lexington, SC	2017	100%	85,440	98.3%	1,832,577	21.81
Market at Mill Creek(4)(6)	Mount Pleasant, SC	2018	70%	80,319	97.7%	1,825,208	23.25
Marketplace at Hilltop(4)(5)	Virginia Beach, VA	2000/2001	100%	116,953	100.0%	2,654,334	22.70
Nexton Square	Summerville, SC	2020	100%	133,608	100.0%	3,469,863	25.97
North Hampton Market	Taylors, SC	2004	100%	114,954	100.0%	1,556,964	13.54
North Point Center(4)	Durham, NC	1998/2009	100%	494,746	100.0%	3,905,492	7.89
Overlook Village	Asheville, NC	1990	100%	151,365	100.0%	2,194,338	14.50
Parkway Centre	Moultrie, GA	2017	100%	61,200	100.0%	836,604	13.67
Parkway Marketplace	Virginia Beach, VA	1998	100%	37,804	100.0%	765,085	20.24
Patterson Place	Durham, NC	2004	100%	160,942	95.2%	2,370,224	15.47
Perry Hall Marketplace	Perry Hall, MD	2001	100%	74,251	98.0%	1,242,066	17.07
Premier Retail	Virginia Beach, VA	2018	100%	38,715	82.0%	1,012,014	31.87
Providence Plaza	Charlotte, NC	2007/2008	100%	103,118	90.5%	2,708,361	29.01
Red Mill Commons(4)	Virginia Beach, VA	2000-2005	100%	373,808	90.7%	6,353,714	18.74
Sandbridge Commons(4)	Virginia Beach, VA	2015	100%	76,650	100.0%	1,094,883	14.28
South Retail	Virginia Beach, VA	2002	100%	38,515	100.0%	993,449	25.79
South Square	Durham, NC	1977/2005	100%	109,590	100.0%	1,957,049	17.86
Southgate Square	Colonial Heights, VA	1991/2016	100%	260,131	93.2%	3,375,194	13.92
Southshore Shops	Chesterfield, VA	2006	100%	40,307	78.6%	653,369	20.63
Studio 56 Retail	Virginia Beach, VA	2007	100%	11,594	31.0%	94,010	26.16
Tyre Neck Harris Teeter(4)(5)	Portsmouth, VA	2011	100%	48,859	100.0%	533,285	10.91
Wendover Village	Greensboro, NC	2004	100%	176,997	98.8%	3,411,446	19.52
Total / Weighted Average				4,067,355	96.0%	$66,896,225	$17.13

	Location	Year Built / Renovated / Redeveloped	Ownership Interest	Net Rentable Square Feet (1)	Occupancy (2)	ABR (3)	ABR per Leased SF(3)
Office Properties
4525 Main Street	Virginia Beach, VA	2014	100%	235,088	100.0%	$7,043,627	$29.96
Armada Hoffler Tower(8)(9)	Virginia Beach, VA	2002	100%	315,916	99.3%	9,319,944	29.72
Brooks Crossing Office	Newport News, VA	2019	100%	98,061	100.0%	1,887,674	19.25
One City Center	Durham, NC	2019	100%	151,599	87.6%	4,258,812	32.06
One Columbus(8)	Virginia Beach, VA	1984	100%	128,770	88.3%	2,908,605	25.57
Thames Street Wharf(9)	Baltimore, MD	2010	100%	263,426	100.0%	7,493,734	28.45
Two Columbus	Virginia Beach, VA	2009	100%	108,459	95.4%	2,644,244	25.55
Total / Weighted Average				1,301,319	96.8%	$35,556,640	$28.21

	Location	Year Built / Renovated / Redeveloped	Ownership Interest	Units/Beds	Occupancy(2)	AQR(10)	Monthly Rent per Occupied Unit/Bed
Multifamily Properties
1405 Point(5)(11)	Baltimore, MD	2018	100%	289	95.8%	$7,953,108	$2,393
Edison Apartments(11)	Richmond, VA	1919/2014	100%	174	99.4%	2,902,883	1,398
Encore Apartments	Virginia Beach, VA	2014	100%	286	98.3%	5,205,250	1,544
Greenside Apartments	Charlotte, NC	2018	100%	225	98.2%	4,371,398	1,648
Hoffler Place(11)(12)	Charleston, SC	2019	100%	258	96.9%	3,818,880	1,273
Liberty Apartments(11)	Newport News, VA	2013	100%	197	96.9%	3,266,997	1,426
Premier Apartments	Virginia Beach, VA	2018	100%	131	97.7%	2,650,720	1,726
Smith’s Landing(5)	Blacksburg, VA	2009	100%	284	99.6%	5,457,429	1,607
Summit Place(12)	Charleston, SC	2020	100%	357	96.6%	4,005,316	967
The Cosmopolitan(11)	Virginia Beach, VA	2006	100%	342	96.5%	8,253,518	2,084
The Residences at Annapolis Junction (6)	Annapolis Junction, MD	2018	79%	416	97.1%	10,227,750	2,110
Total / Weighted Average				2,959	97.4%	$58,113,249	$1,680
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
(2)Occupancy for each of our office and retail properties is calculated as (a) square footage under executed leases as of December 31, 2021 divided by (b) net rentable square feet, expressed as a percentage. Occupancy for our multifamily properties is calculated as (a) total units/beds occupied as of December 31, 2021 divided by (b) total units/beds available, expressed as a percentage.
(3)For the properties in our office and retail portfolios, annualized base rent ("ABR") is calculated by multiplying (a) monthly base rent (defined as cash base rent, before contractual tenant concessions and abatements, and excluding tenant reimbursements for expenses paid by us) as of December 31, 2021 for in-place leases as of such date by (b) 12, and does not give effect to periodic contractual rent increases or contingent rental revenue (e.g., percentage rent based on tenant sales thresholds). ABR per leased square foot is calculated by dividing (a) ABR by (b) square footage under in-place leases as of December 31, 2021. In the case of triple net or modified gross leases, our calculation of ABR does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.
(4)Net rentable square feet at certain of our retail properties includes pad sites leased pursuant to ground leases.
(5)The Company leases all or a portion of the land underlying this property pursuant to a ground lease.
(6)We are entitled to a preferred return on our investment in this property.
(7)The Regal Cinemas space is shown as occupied in this data. This lease expired December 31, 2021 and is now on a month to month basis.
(8)Includes ABR pursuant to a rooftop lease.
(9)As of December 31, 2021, we occupied 55,390 square feet at these two properties at an ABR of $1.8 million, or $32.23 per leased square foot, which amounts are reflected in this table. The rent paid by us is eliminated in accordance with U.S. generally accepted accounting principles ("GAAP").
(10)For the properties in our multifamily portfolio, AQR is calculated by multiplying (a) revenue for the quarter ended December 31, 2021 by (b) 4.
(11)The AQR for Liberty, Cosmopolitan, Hoffler Place, Edison Apartments, and 1405 Point excludes approximately $0.2 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, from ground floor retail leases.
(12)Student Housing property that is leased by bed. Monthly effective rent per occupied unit is calculated by dividing total base rental payments for the month ended December 31, 2021 by the number of occupied beds.

Lease Expirations

The following tables summarize the scheduled expirations of leases in our office and retail operating property portfolios as of December 31, 2021. The information in the following tables does not assume the exercise of any renewal options:

Office Lease Expirations

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	ABR	% of Office Portfolio ABR	ABR per Leased Square Foot
Available	—	41,090	3.2%	$—	—%	$—
Month-to-Month	5	2,743	0.2%	88,399	0.2%	32.23
2022	9	20,125	1.5%	538,718	1.5%	26.77
2023	15	108,764	8.4%	2,994,826	8.4%	27.54
2024	12	142,077	10.9%	3,593,408	10.1%	25.29
2025	19	143,517	11.0%	4,335,349	12.2%	30.21
2026	11	54,089	4.2%	1,392,328	3.9%	25.74
2027	9	287,267	22.1%	8,426,765	23.7%	29.33
2028	10	83,637	6.4%	2,398,245	6.7%	28.67
2029	8	245,366	18.9%	6,471,877	18.2%	26.38
2030	6	107,801	8.3%	3,120,172	8.8%	28.94
2031	1	1,317	0.1%	37,535	0.1%	28.50
Thereafter	2	63,526	4.8%	2,159,018	6.2%	33.99
Total / Weighted Average	107	1,301,319	100.0%	$35,556,640	100.0%	$28.21
(1) Excludes leases from development and redevelopment properties that have been delivered, but are not yet stabilized.

Retail Lease Expirations

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	ABR	% of Retail Portfolio ABR	ABR per Leased Square Foot
Available	—	161,502	4.0%	$—	—%	$—
Month-to-Month	2	5,900	0.1%	138,081	0.2%	23.40
2021(1)	1	51,545	1.3%	267,428	0.4%	5.19
2022	50	142,407	3.5%	2,804,504	4.2%	19.69
2023	67	442,307	10.9%	6,619,706	9.9%	14.97
2024	87	459,871	11.3%	8,638,283	12.9%	18.78
2025	84	635,648	15.6%	8,933,617	13.4%	14.05
2026	77	385,367	9.5%	7,544,643	11.3%	19.58
2027	47	366,768	9.0%	6,219,838	9.3%	16.96
2028	30	88,907	2.2%	2,641,323	3.9%	29.71
2029	29	113,829	2.8%	2,419,430	3.6%	21.25
2030	40	239,821	5.9%	5,304,423	7.9%	22.12
2031	29	206,988	5.1%	3,935,595	5.9%	19.01
Thereafter	33	766,495	18.8%	11,429,354	17.1%	14.91
Total / Weighted Average	576	4,067,355	100.0%	$66,896,225	100.0%	$17.13
(1) Lease expired on December 31, 2021 and was renewed on a month-to-month basis.

Tenant Diversification

The following tables list the 10 largest tenants in each of our office and retail operating property portfolios, based on annualized base rent as of December 31, 2021 ($ in thousands):

Office Tenant (1)	Number of Leases	Lease Expiration	ABR	% of Office Portfolio ABR	% of Total Portfolio ABR
Morgan Stanley(2)	1	2027	$5,703	16.0%	3.6%
Clark Nexsen	1	2029	2,746	7.7%	1.7%
WeWork	1	2034	2,122	6.0%	1.3%
Duke University	1	2029	1,618	4.6%	1.0%
Huntington Ingalls	1	2029	1,575	4.4%	1.0%
Mythics	1	2030	1,235	3.5%	0.8%
Johns Hopkins Medicine	1	2023	1,180	3.3%	0.7%
Pender & Coward	1	2030	950	2.7%	0.6%
Kimley-Horn	1	2027	930	2.6%	0.6%
Troutman Pepper Hamilton Sanders	1	2025	907	2.6%	0.6%
Top 10 Total			$18,966	53.4%	11.9%

(1) Excludes leases from development and redevelopment properties that have been delivered, but are not yet stabilized.
(2) Excludes 9,300 square feet Morgan Stanley lease at Armada Hoffler Tower expiring in 2023. Inclusive of both leases, Morgan Stanley contributes $6.0 million of ABR.

Retail Tenant (1)	Number of Leases	Lease Expiration	ABR	% of Retail Portfolio ABR	% of Total Portfolio ABR
Harris Teeter/Kroger	6	2023 - 2035	$3,739	5.6%	2.3%
Lowes Foods	2	2037; 2039	1,976	3.0%	1.2%
Dick's Sporting Goods	1	2032	1,508	2.3%	0.9%
TJ Maxx/Homegoods	5	2023 - 2027	1,504	2.2%	0.9%
PetSmart	5	2025 - 2027	1,461	2.2%	0.9%
Amazon/Whole Foods	1	2040	1,144	1.7%	0.7%
Ross Dress For Less	3	2025 - 2027	1,122	1.7%	0.7%
Apex Entertainment	1	2035	1,050	1.6%	0.7%
Bed, Bath, & Beyond	2	2025 - 2027	1,047	1.6%	0.7%
Regal Cinemas	2	2021 - 2024	985	1.5%	0.6%
Top 10 Total			$15,536	23.4%	9.6%

(1) Excludes leases from development and redevelopment properties that have been delivered, but are not yet stabilized.

Development Pipeline

In addition to the properties in our operating property portfolio as of December 31, 2021, we had the following properties in various stages of predevelopment, development, redevelopment, and stabilization. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Development, Predevelopment, Not Delivered			($ in '000s)		Schedule (1)
		Estimated	Estimated	Incurred		Initial	Stabilized	AHH
Property	Location	Size (1)	Cost (1)	Cost	Start	Occupancy	Operation (2)	Ownership %	Property Type
Gainesville Apartments (3)	Gainesville, GA	223 units	$52,000	$42,000	3Q20	1Q22	2Q23	95%	Multifamily
Chronicle Mill (3)	Belmont, NC	244 units/14,700 sf	55,000	29,000	1Q21	3Q22	4Q23	85%	Multifamily
Southern Post	Roswell, GA	137 units/137,000 sf	110,000	12,000	4Q21	4Q23	4Q24	100%	Mixed-use
Harrisonburg Apartments	Harrisonburg, VA	266 units	70,000	—	2Q22	3Q24	3Q25	100%	Multifamily
Total Development, Pending Delivery			$287,000	$83,000

Development/Redevelopment, Delivered Not Stabilized			($ in '000s)		Schedule
		Estimated	Estimated	Incurred		Initial	Stabilized	AHH
Property	Location	Size (1)	Cost (1)	Cost	Start	Occupancy	Operation (1)(2)	Ownership %	Property Type
Wills Wharf	Baltimore, MD	328,000 sf	120,000	114,000	3Q18	2Q20	1Q23	100%	Office
Total Development/Redevelopment, Delivered Not Stabilized			120,000	114,000
		Total	$407,000	$197,000
________________________________________
(1)Represents estimates that may change as the development/stabilization process proceeds.
(2)Estimated first full quarter of stabilized operations. Estimates are inherently uncertain, and we can provide no assurance that our assumptions regarding the timing of stabilization will prove accurate.
(3)We are entitled to a preferred return on our investment in this property.

Our execution on all of the projects identified in the preceding tables are subject to, among other factors, regulatory approvals, financing availability, and suitable market conditions.

Gainesville Apartments is a $52.0 million 223-unit Class A multifamily property being developed in Gainesville, Georgia, with expected delivery in 2022.

Chronicle Mill is a $55.0 million 244-unit multifamily property that includes 14,700 square feet of retail space being developed in Belmont, North Carolina, with expected delivery in 2022.

Southern Post is a $110.0 million mixed-use project that includes 137 multifamily units and 137,000 square feet of retail space being developed in Roswell, Georgia, with expected delivery in 2023.

Harrisonburg Apartments is a $70.0 million 266-unit multifamily project in Harrisonburg, Virginia in the predevelopment stage with expected delivery in 2024.

Wills Wharf is a mixed-use development project in the Harbor Point area of Baltimore, Maryland. The project includes office space occupied primarily by Jellyfish, RBC, Morgan Stanley, and Transamerica and also includes a lease to the operator of a Canopy by Hilton hotel. Portions of the Wills Wharf project were completed and placed in service during the second quarter of 2020, with the remainder expected in the first quarter of 2023. As of December 31, 2021, the overall project was 70.4% leased.

Planned Equity Method Investments - Predevelopment

Planned Equity Method Investments (1) as of December 31, 2021			($ in '000s)		Schedule
		Estimated	Estimated Project Cost	Incurred		Initial	Stabilized	AHH	Property
Property	Location	Size		Cost	Start	Occupancy	Operation	Ownership %	Type
T. Rowe Price Global HQ	Baltimore, MD	450,000 sf	250,000	13,000	1Q22	1Q24	2Q24	50%	Office
Parcel 4 Mixed-Use	Baltimore, MD	312 units / 10,000 sf retail / 1,250 parking spaces	192,000	1,000	1Q22	1Q24	TBD	50%	Mixed-use / Garage
		Total	$442,000	$14,000
________________________________________
(1)All items in the table (other than incurred cost as of December 31, 2021)are estimates based on predevelopment assumptions and are subject to change.

Other Investments

    Interlock Commercial

On December 21, 2018, we entered into a mezzanine loan agreement with the developer of the office and retail components of The Interlock, a new mixed-use public-private partnership with Georgia Tech in West Midtown Atlanta. The loan has a maximum principal amount of $70.1 million and a total maximum commitment, including accrued interest reserves, of $107.0 million. The mezzanine loan bears interest at a rate of 15.0% per annum, with $3.0 million of overrun advances bearing interest at a rate of 18.0%. The loan matures on the earlier of (i) 24 months after the original maturity date or earlier termination date of the senior construction loan or (ii) any sale, transfer, or refinancing of the project. In the event that the maturity date is established as being 24 months after the original maturity date or earlier termination date of the senior construction loan, the developer will have the right to extend the maturity date for five years.

The balance on the Interlock Commercial note was $95.4 million as of December 31, 2021. During the year ended December 31, 2021, we recognized $12.8 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

In February 2022, the borrower paid the balance down by $13.5 million.

Nexton Multifamily

On April 1, 2021, we entered into a $22.3 million preferred equity investment for the development of a multifamily property located in Summerville, South Carolina, adjacent to our Nexton Square property. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on October 1, 2026, and it is accounted for as a note receivable in our consolidated balance sheets. This investment bears interest at a rate of 11%, compounded annually.

The principal balance on the Nexton Multifamily note was $22.3 million as of December 31, 2021. During the year ended December 31, 2021, we recognized $1.3 million of interest income on the note, bringing the total balance on the loan to $23.6 million. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Solis Apartments at Interlock

On December 21, 2018, we entered into a mezzanine loan agreement with Interlock Mezz Borrower, LLC ("Solis Interlock"), the developer of Solis Apartments at Interlock, which is the apartment component of The Interlock. The mezzanine loan had a maximum principal commitment of $25.2 million and a total maximum commitment, including accrued interest reserves, of $41.1 million. The mezzanine loan bore interest at a rate of 13.0% per annum.

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

Unconsolidated Joint Ventures

During December 2020, we formed a 50/50 joint venture that will develop and build T. Rowe Price's new global headquarters in Baltimore's Harbor Point. Plans for this development are preliminary and will evolve during the next several quarters. T. Rowe Price agreed to a 15-year lease and plans to relocate its downtown Baltimore operations in the first half of 2024 to a facility in Harbor Point that is planned to contain at least 450,000 square feet of office space. Project costs at this time are subject to change and currently estimated at $250 million. We will be expected to provide completion guarantees to the lender for this project. We expect the construction loan, when obtained, to be cross collateralized with Harbor Point Parcel 4 (as defined below).

In conjunction with this build-to-suit project, another joint venture will develop and build a new mixed-use facility with 312 apartments units, 10,000 square feet of retail space, and 1,250 spaces of structured parking on a neighboring site ("Harbor Point Parcel 4") to accommodate T. Rowe Price's parking requirements and other parking requirements for the surrounding area. Plans for this project are also preliminary and will evolve during the next several quarters. Estimated project costs are $192 million and the terms of this joint venture are currently being negotiated. We anticipate that this will be a 50/50 joint venture. When a construction loan is obtained, we will be expected to provide completion guarantees and a partial payment guarantee to the lender for this project.

Under current plans and estimates, our equity requirement combined for the two projects would be $60 million. We anticipate breaking ground in the second quarter of 2022 for both projects.

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

On October 28, 2021, we completed the sale of Courthouse 7-Eleven for a sale price of $3.1 million. The gain on disposition was $1.1 million.

On November 16, 2021, we completed the sale of Johns Hopkins Village for a sale price of $75.0 million. The gain on disposition was $14.4 million.

On December 15, 2021, we completed the sale of a land parcel at Brooks Crossing for a sale price of $0.5 million. The loss recognized upon disposition was immaterial.

Subsequent to December 31, 2021

On January 14, 2022, we acquired a 79% membership interest and an additional 11% economic interest in the mixed-use property located in Baltimore's Harbor Point known as the Exelon Building for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Exelon Building was subject to a $156.1 million loan, which we immediately refinanced following the acquisition with a new $175.0 million loan.

Impairment and Disposal of Real Estate

During the three months ended March 31, 2021, we recognized impairment of real estate of $3.0 million related to the Socastee Commons shopping center in Myrtle Beach, South Carolina. On August 25, 2021, we completed the sale of Socastee Commons for a price of $3.8 million. The loss on disposition was $0.1 million.

During the three months ended December 31, 2021, we recognized impairment of real estate of $18.3 million related to the Hoffler Place and Summit Place student-housing properties. We reclassified the properties as real estate investments held for sale as of December 31, 2021. The properties are under contract and expected to be sold during the first half of 2022.

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

We anticipate that the global health crisis caused by COVID-19 and the related responses intended to mitigate its spread will continue to adversely affect business activity, particularly relating to our retail tenants, across the markets in which we operate. We have observed the impact of COVID-19 manifest in the form of business closures or significantly limited operations for periods of time in our retail portfolio, with the exception of tenants operating in certain "essential" businesses, which has resulted, and may in the future result in, a decline in on-time rental payments, increased requests from tenants for temporary rental relief, and potentially permanent closure of certain businesses. While operations in many areas have been allowed to fully or partially re-open, no assurance can be given that restrictions will not be reinstituted in the future.

In an effort to protect the health and safety of our employees, as part of our initial response to the COVID-19 pandemic, we took proactive, aggressive actions to adopt social distancing policies at our offices, properties, and construction jobsites, including: transitioning our office employees to a remote work environment during certain periods of time, which was greatly assisted by recent enhancements to our IT systems; limiting the number of employees attending in-person meetings; implementing limitations on travel; and ensuring all construction jobsites continue to comply with state and local social distancing requirements and other health and safety protocols implemented by the Company.

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

We will continue to actively monitor the implications of the COVID-19 pandemic on our and our tenants’ businesses and may take further actions to alter our business practices if we determine that such changes are in the best interests of our employees, tenants, residents, stockholders, and third-party construction customers, or as required by federal, state, or local authorities. It is not clear what the potential effects of such alterations or modifications, if any, may have on our business, including the effects on our tenants and residents and the corresponding impact on our results of operations and financial condition for the fiscal 2022 and thereafter.

The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in the United States. We have availed ourselves of the option to defer payment of the employer share of Social Security payroll taxes totaling $0.6 million that would otherwise have been owed from the date of enactment of the CARES Act through December 31, 2020. Of the $0.6 million deferred in 2020, $0.3 million was paid in 2021 and $0.3 million will be deferred through December 31, 2022. Congress passed the Consolidated Appropriations Act, 2021 in December 2020, and the American Rescue Plan Act of 2021 in March 2021, which include the second and third economic stimulus packages, respectively, to address the impact of the COVID-19 pandemic. We continue to assess the potential impacts of the current federal stimulus and relief legislation and any subsequent legislation, including our eligibility and our tenants for funding under programs designed to provide financial assistance to U.S. businesses.

We believe the diversification of our business across multiple asset classes (i.e., office, retail and multifamily), together with our third-party construction business, will help to mitigate the impact of the pandemic on our business to a greater extent than if our business were concentrated in a single asset class. However, as discussed in greater detail below, we expect the impact of the pandemic to continue to have a particularly adverse effect on many of our retail tenants, which will continue to adversely affect our results of operations even if the performance of our office and multifamily assets and our construction business remains close to historical levels. Furthermore, if the impacts of the pandemic continue for an extended period of time, we expect that certain office tenants and multifamily residents will experience greater financial distress, which could result in late payments, requests for rental relief, business closures, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations, as applicable.

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

As of the date of this filing, all residential landlords filing an eviction action in the State of North Carolina and South Carolina are no longer obligated to provide tenants a blank CDC Declaration form. The “One CDC Declaration per Household” and the requirement of the "5 day deadline to notify the Court of a CDC Declaration" rules are no longer in effect as well. If the landlord receives a completed CDC Declaration form from the tenant, the landlord may not proceed to request a writ of possession. Evictions for reasons other than nonpayment of rent are not prohibited. These conditions apply to Greenside Apartments, Hoffler Place, and Summit Place.

State and local restrictions prohibiting evictions of tenants affected by COVID-19 are no longer in place for 1405 Point, which is located in Baltimore, Maryland, or for the Residences at Annapolis Junction, which is located in Howard

County, Maryland. The governor’s state of emergency order expired August 15, 2021, and all eviction restrictions were lifted November 14, 2021 at the Residences at Annapolis Junction and 1405 Point. The restriction guideline in place that prevented landlords from not renewing a resident's lease due to his or her inability to pay rent due to COVID-19 hardship expired on February 12, 2022.

Furthermore, the restriction on evictions in the State of Maryland applies to both our commercial and residential properties located in that state.

In Virginia, residential landlord-tenant law has been changing rapidly in recent months. On June 30, 2021, Virginia’s COVID-19 state of emergency expired, lifting a set of restrictions on evictions enabling non-paying residents to continue cases for 60 days (if residents could prove non-payment was due to COVID-19) and requiring landlords to apply for rental assistance on behalf of tenants through the Virginia Rent Relief Program (RRP). Following the expiration of the Virginia state of emergency, the United States Supreme Court ruled on August 26, 2021 to end a temporary stay on a lower court ruling seeking to overturn a federal eviction moratorium issued by the CDC. In doing so, the Supreme Court’s ruling invalidated the federal eviction moratorium.

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

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption, and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy in addition to other coverage that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage, and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, such as those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all but two of the properties in our portfolio as of December 31, 2021 were located in Maryland, Virginia, North Carolina, South Carolina, and Georgia, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism, or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

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

Environmental laws also govern the presence, maintenance, and removal of asbestos-containing building materials ("ACBM"), and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability. Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, the presence of ACBM in our properties may expose us to third-party liability (e.g. liability for personal injury associated with exposure to asbestos). We are not presently aware of any material adverse issues at our properties including ACBM.

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

Human Capital

As of December 31, 2021, we had 138 employees. We operate in the highly competitive real estate industry. Attracting, developing, and retaining talented people in construction, asset management, marketing, development, and other positions is crucial to executing our strategy and our ability to compete effectively. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, talent development and career opportunities, and work environment. To that end, we offer a comprehensive total rewards program aimed at the varying health, home-life and financial needs of our diverse associates. Our total rewards package includes market-competitive pay, broad-based stock grants and bonuses, healthcare benefits, retirement savings plans, paid time off and family leave, flexible work schedules, and an employee assistance program and other mental health services. We are committed to paying living wages under humane conditions. We also offer, where possible, remote work flexibility for our employees.

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

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investor Relations section of our website. Any amendment to or waiver of our Code of Business Conduct and Ethics will be disclosed in the Corporate Governance section of the Investor Relations section of our website within four business days of the amendment or waiver. In addition, we maintain a variety of other governance documents, including, among others, a Human Rights Policy, an Environmental Policy, a Vendor Conduct Policy, and the charter of our Sustainability Committee, all of which are available in the Corporate Governance section of the Investor Relations section of our website.

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

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our businesses in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent and other obligations to us. The government-imposed measures in response to the pandemic, coupled with customers reducing their purchasing activity in light of health concerns or personal financial distress, have resulted in significant disruptions to retail businesses around the country, including in the markets in which we own retail assets, which has resulted, and may in future result in, tenants being unwilling or unable to pay rent in full on a timely basis or at all. If the impacts of the pandemic continue for an extended period of time, we expect that certain office tenants and multifamily residents will experience greater financial distress, which could result in late payments, requests for rental relief, business closures, decreases in occupancy, reductions in rent, or increases in rent concessions or other accommodations, as applicable. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Certain of our office and retail tenants also may incur significant costs or losses responding to the COVID-19 pandemic, lose business due to any interruption in the operations of our properties or incur other losses or liabilities related to shelter-in-place orders, quarantines, infection or other related factors. In addition, numerous state, local, federal, and industry-initiated efforts may affect our ability to collect rent or enforce remedies for the failure to pay rent, particularly with respect to our multifamily properties. Our development and construction projects also could be adversely affected, including as a result of disruptions in supply chains and government restrictions on the types of projects that may continue during the pandemic. Additionally, borrowers under our mezzanine loan program may be unable to satisfy their obligations to us as a result of the deterioration of their businesses as a result of the pandemic. In addition, a significant number of our retail tenants previously were forced to close temporarily or operate on a limited basis as a result of COVID-19 and related government actions, which has resulted in, and may in the future result in, delays in rent payments, rent concessions, early lease terminations or tenant bankruptcies.

Further, our management team is focused on mitigating the impacts of COVID-19, which has required and will continue to require, a large investment of time and resources across our business. Additionally, many of our employees have worked, and may in the future work, remotely as a result of the COVID-19 pandemic. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We may be impacted by stock market volatility and illiquid market conditions, global economic uncertainty, and the perceived prospect for capital appreciation in real estate. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancing. In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and rents across our portfolio as tenants and residents reduce or defer their spending, which could adversely affect the value of our properties.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the pandemic, the timing, administration and effectiveness of COVID-19 vaccines (including against COVID-19 variant strains) and other treatments, and the duration of, or the reinstatement of, government measures to mitigate the pandemic or address its effects, all of which are uncertain and difficult to predict. Due to the dynamic nature of the situation, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

The majority of the properties in our portfolio are located in Virginia, Maryland, and North Carolina, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2021, our properties in the Virginia, Maryland and North Carolina markets represented approximately 50%, 21%, and 16%, respectively, of the total net operating income of the properties in our portfolio. Furthermore, many of our properties are located in the Town Center of Virginia Beach and Harbor Point at Baltimore, and net operating income from each represented 26% and 13%, respectively, of our total net operating income for the year ended December 31, 2021. As a result of this geographic concentration, we are particularly susceptible to adverse economic, regulatory or other conditions in the Virginia, Maryland and North Carolina markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia, Maryland, and North Carolina in which many of the properties in our portfolio are located contain high concentrations of military personnel and operations, and a reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a downturn in the economy in Virginia, Maryland or North Carolina, our operations, revenue, and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially and adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail, or multifamily properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for office, retail or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

As of December 31, 2021, we had total debt of approximately $958.9 million, including debt related to properties held for sale. Total debt includes amounts drawn under our credit facility, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. Excluding unamortized fair value adjustments and debt issuance costs, the aggregate outstanding principal balance of our debt was $957.4 million as of December 31, 2021. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of December 31, 2021, approximately 3.8% of the square footage of the stabilized properties in our office and retail portfolios was available. Additionally, 1.5% and 8.4% of the annualized base rent in our office portfolio was scheduled to expire in 2022 and 2023, respectively, and 4.2% and 9.9% of the annualized base rent in our retail portfolio was scheduled to expire in 2022 and 2023, respectively. We cannot assure you that new leases will be entered into, that leases will be renewed, or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, fears of a recession, personal debt levels, the housing market, stock market volatility, and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected.

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

The failure of properties that we develop or acquire to meet our financial expectations could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution, ability to service our debt obligations, the per share trading price of our common stock and Series A Preferred Stock, and growth prospects.

Our acquisitions, including the recent acquisition of the Exelon Building, and development projects and our ability to successfully operate these properties may be exposed to the following significant risks, among others:

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

If we cannot operate acquired or developed properties to meet our financial expectations, our financial condition, results of operations, cash flow, cash available for distribution, ability to service our debt obligations, the per share trading price of our common stock and Series A Preferred Stock, and growth prospects could be materially and adversely affected.

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

We have originated, and in the future expect to originate or acquire, mezzanine or similar loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. As of December 31, 2021, we had approximately $118.9 million in outstanding mezzanine loans or similar investments. These types of loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, with little or no equity invested by the borrower, increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. As a result, we may not recover some or all of our initial investment. Additionally, in conjunction with certain mezzanine loans, we issue partial payment guarantees to the senior lender for the property, which may require us to make payments to the senior lender in the event of a default on the senior note. Finally, in connection with our loan investments, we may have options to purchase all or a portion of the underlying property upon maturity of the loan; however, if a developer’s costs for a project are higher than anticipated, exercising such options may not be attractive or economically feasible, or we may not have sufficient funds to exercise such options even if we desire to do so. Significant losses related to mezzanine or similar loan investments could have a material adverse effect on our financial condition and results of operations.

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

Approximately 45.2% of our net operating income for the year ended December 31, 2021 is from retail properties. As a result, we are subject to factors that affect the retail sector generally as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could be, adversely affected by the COVID-19 pandemic and measures intended to mitigate its spread, weakness in the national, regional, and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital and web services technologies, may increase competition for certain of our retail tenants.

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

The phase-out of LIBOR and the transition to alternative benchmark interest rates, such as SOFR and BSBY, could have adverse effects.

The interest rate on most of our variable rate debt is based on LIBOR (the London Inter-Bank Offered Rate). It is expected that no new contracts will reference LIBOR and will instead use alternative benchmark interest rates, such as the Secured Overnight Financing Rate (“SOFR”) and the Bloomberg Short-Term Bank Yield Index ("BSBY"). In 2018, the Alternative Reference Rate Committee identified SOFR as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. BSBY is a new series of reference rates made available by Bloomberg Index Services Limited that aims to measure the average yields at which investors are willing to invest U.S. dollar funds on a senior, unsecured basis in certain global, systemically important banks, and certain other systemically relevant banks, at various tenors. In connection with the phase-out of LIBOR, we have incurred floating-rate indebtedness that bears interest based on SOFR and BSBY. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition and, therefore, it could adversely affect our operations and cash flows.

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

Any material weakness in our internal control over financial reporting could have an adverse effect on the trading price of our common stock and Series A Preferred Stock.

Management is required to have an independent auditor assess the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness described above would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate such material weaknesses in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, any of which could lead to a decline in the per share trading price of our common stock and Series A Preferred Stock.

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

Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry participants, which could materially and adversely affect our financial condition, results of operations, cash flow, and the per share trading price of our common stock and Series A Preferred Stock.

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties, including as a result of hurricanes or other disasters.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. For example, all but one of the properties in our portfolio as of December 31, 2021 are located in Maryland, Virginia, North Carolina, South Carolina, Georgia, and Florida, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. Further, reconstruction or improvement of properties would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

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
•our cash flow and cash distributions; and
•the market price per share of our common stock and Series A Preferred Stock.

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

We may be subject to ongoing or future litigation, including existing claims relating to the entities that owned the properties prior to our initial public offering and otherwise in the ordinary course of business, which could have a material adverse effect on our financial condition, results of operations, cash flow, the per share trading price of our common stock and Series A Preferred Stock, cash available for distribution, and ability to service our debt obligations.

We may be subject to ongoing or future litigation, including existing claims relating to the entities that owned the properties and operated the businesses prior to our initial public offering and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that may arise in the future. In addition, we may become subject to litigation in connection with the formation transactions related to our initial public offering in the event that prior investors dispute the valuation of their respective interests, the adequacy of the consideration received by them in the formation transactions or the interpretation of the agreements implementing the formation transactions. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flow, thereby having an adverse effect on our financial condition, results of operations, cash flow, the per share trading price of our common stock and Series A Preferred Stock, cash available for distribution, and ability to service our debt obligations. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely affect our results of operations and cash flow, expose us to increased risks that would be uninsured, and adversely impact our ability to attract officers and directors.

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

In accordance with GAAP, we record revenue as work on the contract progresses. The cumulative amount of revenues recorded on a contract at a specified point in time is that percentage of total estimated revenues that costs incurred to date bear to estimated total costs. Accordingly, contract revenues and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenues in the period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variations of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which could negatively impact our cash flow from operations.

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

We are subject to risks from natural disasters, such as hurricanes and flooding, and the risks associated with the physical effects of climate change.

Natural disasters and severe weather such as flooding, earthquakes, tornadoes or hurricanes may result in significant damage to our properties. Many of our properties are located in Virginia Beach, Virginia, Baltimore, Maryland, and elsewhere in the Mid-Atlantic, which historically have experienced heightened risk for natural disasters like hurricanes and flooding. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a tornado or hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.

We also are exposed to risks associated with inclement winter weather, particularly in the Mid-Atlantic, including increased costs for the removal of snow and ice. Inclement weather also could increase the need for maintenance and repair of our properties.

Lastly, to the extent that climate change does occur, its physical effects could have a material adverse effect on our properties, operations, and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity. These conditions could result in physical damage to our properties or declining demand for space in our buildings or the inability of us to operate the buildings at all in the areas affected by these conditions. Climate change also may have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy, and increasing the cost of snow removal or related costs at our properties. Proposed legislation and regulatory actions to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income. Should the impact of climate change be material in nature or occur for lengthy periods of time, our properties, operations, or business would be adversely affected.

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

As of December 31, 2021, Daniel Hoffler, our Executive Chairman, owned approximately 6.1% and, collectively, Messrs. Hoffler, Haddad, and Kirk owned approximately 10.6% of the combined outstanding shares of our common stock and OP Units of our Operating Partnership (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations, and mergers.

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

The limited partners in our Operating Partnership (other than us) owned approximately 24.7% of the outstanding OP Units of our Operating Partnership as of December 31, 2021.

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

As of December 31, 2021, we owned 75.3% of the outstanding OP Units in our Operating Partnership. We regularly have issued OP Units to third parties as consideration for acquisitions, and we may continue to do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock and Series A Preferred Stock.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017 (the "TCJA"). Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the TCJA, and it is possible that additional such legislation may be enacted in the future. The full impact of the TCJA and the CARES Act may not become evident for some period of time. In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

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

Shareholders may be restricted from acquiring or transferring certain amounts of our capital stock.

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

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required principal or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock and Series A Preferred Stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or dispose of assets at inopportune times or on unfavorable terms, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

As a result of the foregoing, we may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the per share price of our common stock and Series A Preferred Stock.

The market price and trading volume of our common stock and Series A Preferred Stock may be volatile and could decline substantially in the future.

The market price of our common stock and Series A Preferred Stock may be volatile in the future. In addition, the trading volume in our common stock and Series A Preferred Stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock and Series A Preferred Stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects in 2022 compared to 2021. In particular, the market price of our common stock and Series A Preferred Stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

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

Item 4.     Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange under the symbol "AHH" and our Series A Preferred Stock trades on the New York Stock Exchange under the symbol "AHHPrA."

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period December 31, 2016 through December 31, 2021, as well as the corresponding returns on an overall stock market index (Russell 2000) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on December 31, 2016. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

Total Return Performance
Index Value
200
180
160
140
120
100
80
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
Armada Hoffler Properties, Inc.
MSCI US REIT
Russell 2000

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Armada Hoffler Properties, Inc.	100.00	112.52	107.77	147.76	94.69	134.58
MSCI US REIT	100.00	105.07	100.27	126.18	116.62	166.84
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39

Distribution Information

Since our initial quarter as a publicly-traded REIT, with the exception of the second and third quarters of 2020, we have made regular quarterly distributions to our stockholders. In the second quarter of 2020, our board of directors reviewed the Company’s dividend policy and determined that it would be in the best interests of the Company, its stockholders, and its OP unitholders to temporarily suspend the payment of quarterly cash dividends to common stockholders and quarterly distributions to holders of Class A common units. The temporary suspension was a measure to preserve liquidity due to the uncertainty caused by the COVID-19 pandemic, which resulted in increased cash flow pressure and government restrictions on evictions. See Part I, Item 1 “Business—Impact of COVID-19 on Our Business” for more information on the impact of COVID-19 on our company. In the third quarter of 2020, as a result of improvement in general economic conditions and our operating performance, our board of directors reinstated quarterly cash dividends on shares of our common stock and Class A common units. Declared cash dividends were $0.64 per share for the year ended December 31, 2021. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions.

Any future distributions will be at the sole discretion of our board of directors, and their form, timing, and amount, if any, will depend upon a number of factors, including our actual and projected financial condition, liquidity, operating cash flows, results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, as described above, our REIT taxable income, the annual REIT distribution requirements, applicable law, and such other factors as our board of directors deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under our credit facility or other loans, selling certain of our assets, or using a portion of the net proceeds we receive from offerings of equity, equity-related, or debt securities, or declaring taxable share dividends.

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

Stockholder Information

As of February 18, 2022, there were approximately 109 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 18, 2022, there were 99 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.    [Reserved].

Not applicable.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Description

We are a full-service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets throughout the Mid-Atlantic and Southeastern United States. As of December 31, 2021, our stabilized operating property portfolio was comprised of 37 retail properties, 7 office properties, and 11 multifamily properties. In addition to our operating property portfolio, we had 1 mixed-use property, 1 office property, and 3 multifamily properties in various stages of predevelopment, development, redevelopment, or stabilization as of December 31, 2021. We also provide general contracting services to third parties and invest in development projects through mezzanine lending arrangements.

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner of our Operating Partnership and, as of December 31, 2021, we owned, through a combination of direct and indirect interests, 75.3% of the outstanding OP units in our Operating Partnership.

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

We value land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement, and the shape and size of the parcel. Improvements to land are valued using a replacement cost approach. The approach applies industry standard replacement costs adjusted for geographic specific considerations and reduced by estimated depreciation. The value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of the structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information and depreciation curves for the identified asset classes. The value of acquired lease intangible assets and liabilities considers the estimated cost of leasing the properties as if the acquired buildings were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an estimated total lease-up time and lost rental revenues during such time. The value of current leases relative to market-rate leases is based on market rents obtained for comparable leases. Given the significance of unobservable inputs used in the valuation of acquired real estate assets, we classify them as Level 3 inputs in the fair value hierarchy.

We value debt assumed in connection with operating property acquisitions based on a discounted cash flow analysis of the expected cash flows of the debt. Such analysis considers the contractual terms of the debt, including the period to maturity, credit characteristics, and other terms of the arrangements, which are Level 3 inputs in the fair value hierarchy (as described in Note 12 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

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

Expected credit losses

We evaluate the collectability of both the interest on and principal of each of our notes receivable based primarily upon the value of the underlying development project. We consider factors such as the progress of development activities, including leasing activities, projected development costs, current and projected loan balances. We also consider historical industry data, such as loan defaults and losses experienced on loans secured by other development projects, and current economic conditions that may affect the collectability of the remaining cash flows. At the end of each reporting period, the Company measures expected credit losses to be incurred over the remaining contractual term based on the risk rating of each loan. See Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for details on risk rating determination. If a loan is rated as substandard, we then estimate expected credit losses as the difference between the amortized cost basis of the outstanding loan and the estimated projected sales proceeds of the underlying collateral.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K.

Segment Results of Operations

As of December 31, 2021, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services that are conducted through our TRSs. NOI (segment revenues minus segment expenses) is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Office Segment Data

Office rental revenues, property expenses, and NOI for the years ended December 31, 2021, 2020 and 2019 were as follows ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Rental revenues	$47,363	$43,494	$33,269
Property expenses	18,524	15,910	12,193
NOI	$28,839	$27,584	$21,076
Square feet(1)	1,301,319	1,305,933	1,307,255
Occupancy(1)	96.8%	97.0%	96.6%
________________________________________
(1)Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2021 increased $3.9 million, or 8.9%, compared to the year ended December 31, 2020. NOI for the year ended December 31, 2021 increased $1.3 million, or 4.5%, compared to the year ended December 31, 2020. The increases in rental revenues and NOI resulted primarily from the commencement of operations at Wills Wharf in June 2020.

Office Same Store Results

Office same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2021 and 2020 and December 31, 2020 and 2019 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2021 (1)	2020(1)	Change	2020 (2)	2019 (2)	Change
Rental revenues	$40,965	$40,420	$545	$21,044	$21,239	$(195)
Property expenses	14,513	14,060	453	7,771	7,735	36
Same Store NOI	$26,452	$26,360	$92	$13,273	$13,504	$(231)
Non-Same Store NOI	2,387	1,224	1,163	14,311	7,572	6,739
Segment NOI	$28,839	$27,584	$1,255	$27,584	$21,076	$6,508
________________________________________
(1)Same store excludes Wills Wharf.
(2)Same store excludes One City Center, Brooks Crossing Office, Thames Street Wharf, and Wills Wharf.

Same store rental revenues for the year ended December 31, 2021 increased compared to the year ended December 31, 2020 due to an increase in recoverable expenses at the Thames Street Wharf. Same store NOI for the year ended December 31, 2021 was materially consistent with the year ended December 31, 2020.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the years ended December 31, 2021, 2020 and 2019 were as follows ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Rental revenues	$78,572	$73,032	$77,593
Property expenses	20,928	18,813	19,572
NOI	$57,644	$54,219	$58,021
Square feet(1)	4,067,355	3,651,213	4,169,784
Occupancy(1)	96.0%	94.7%	96.9%
________________________________________
(1)Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2021 increased $5.5 million, or 7.6%, compared to the year ended December 31, 2020. NOI for the year ended December 31, 2021 increased $3.4 million, or 6.3%, compared to the year ended December 31, 2020. The increases in rental revenues and NOI resulted primarily from the acquisition of Delray Beach Plaza, Overlook Village, Greenbrier Square, Nexton Square, and the commencement of operations at Apex Entertainment after the redevelopment was completed in September 2020. These increases were partially offset by the disposition of the seven-property retail portfolio in May 2020 as well as the disposition of Oakland Marketplace and Socastee Commons.

Retail Same Store Results

Retail same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2021 and 2020 and December 31, 2020 and 2019 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2021 (1)	2020 (1)	Change	2020 (2)	2019 (2)	Change
Rental revenues	$64,006	$63,147	$859	$49,171	$51,970	$(2,799)
Property expenses	15,898	15,469	429	12,327	12,681	(354)
Same Store NOI	$48,108	$47,678	$430	$36,844	$39,289	$(2,445)
Non-Same Store NOI	9,536	6,541	2,995	17,375	18,732	(1,357)
Segment NOI	$57,644	$54,219	$3,425	$54,219	$58,021	$(3,802)
________________________________________
(1)Same store excludes Apex Entertainment, Delray Beach Plaza, Greenbrier Square, Nexton Square, Overlook Village, and Premier Retail. In addition, same store excludes the seven-property retail portfolio that was disposed in May 2020 (Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square) as well as Oakland Marketplace, Socastee Commons, and Courthouse 7-Eleven, each of which were disposed in 2021.
(2)Same store excludes Apex Entertainment, Brooks Crossing Retail, Columbus Village (due to redevelopment), Lightfoot Marketplace (disposed in August 2019), Market at Mill Creek, Marketplace at Hilltop and Red Mill Commons (acquired in May 2019), Nexton Square (acquired in September 2020), Premier Retail, Waynesboro Commons (disposed in April 2019), the additional outparcel phase of Wendover Village (acquired in February 2019), and the seven-property retail portfolio that was disposed in May 2020 (Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square).

Same store rental revenues and NOI for the year ended December 31, 2021 increased compared to the year ended December 31, 2020 primarily as a result of higher rental revenue received from Regal Cinemas at the Harrisonburg location as well as increased occupancy and less bad debt reserves for various properties in the same store portfolio.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the years ended December 31, 2021, 2020 and 2019 were as follows ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Rental revenues	$66,205	$49,962	$40,477
Property expenses	28,894	22,373	17,528
NOI	$37,311	$27,589	$22,949
Apartment units/beds	2,959	3,527	2,238
Occupancy	97.4%	92.5%	95.6%

Rental revenues for the year ended December 31, 2021 increased $16.2 million, or 32.5%, compared to the year ended December 31, 2020. NOI increased $9.7 million, or 35.2%, compared to the year ended December 31, 2020. The increases in rental revenues and NOI resulted primarily from the acquisition of Edison Apartments and The Residences at Annapolis Junction, the delivery of Summit Place, and higher occupancy and rental rates at multiple properties. The increases were partially offset by the disposition of Johns Hopkins Village in November 2021.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2021 and 2020 and December 31, 2020 and 2019 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2021 (1)	2020 (1)	Change	2020 (2)	2019 (2)	Change
Rental revenues	$28,727	$26,834	$1,893	$21,542	$21,849	$(307)
Property expenses	11,188	11,021	167	9,157	8,666	491
Same Store NOI	$17,539	$15,813	$1,726	$12,385	$13,183	$(798)
Non-Same Store NOI	19,772	11,776	7,996	15,204	9,766	5,438
Segment NOI	$37,311	$27,589	$9,722	$27,589	$22,949	$4,640
________________________________________
(1)Same store excludes The Residences at Annapolis Junction, Edison Apartments, Hoffler Place, Summit Place, Johns Hopkins Village, and The Cosmopolitan.
(2)Same store excludes 1405 Point, The Residences at Annapolis Junction, and Edison Apartments (acquired in October 2020), Greenside Apartments, Hoffler Place, Premier Apartments, Summit Place, and The Cosmopolitan (due to redevelopment).

Same store rental revenues and NOI for the year ended December 31, 2021 increased compared to the year ended December 31, 2020 primarily as a result of higher occupancy and rental rates at multiple properties.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the years ended December 31, 2021, 2020 and 2019 were as follows ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Segment revenues	$91,936	$217,146	$105,859
Gross profit	$3,836	$7,674	$4,321
Operating margin	4.2%	3.5%	4.1%
Construction backlog	$215,519	$71,258	$242,622

Segment revenues for the year ended December 31, 2021 decreased $125.2 million compared to the year ended December 31, 2020. Gross profit for the year ended December 31, 2021 decreased $3.8 million compared to the year ended December 31, 2020. The decrease in segment revenues resulted primarily from a lower volume of projects during the year ended December 31, 2021 due to COVID-related factors. By contrast, operating margin for the year ended December 31, 2021 increased 0.7% compared to the year ended December 31, 2020 primarily due to the recognition of project savings.

The changes in construction backlog for each of the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Beginning backlog	$71,258	$242,622	$165,863
New contracts/change orders	236,077	45,882	182,495
Work performed	(91,816)	(217,246)	(105,736)
Ending backlog	$215,519	$71,258	$242,622

During the year ended December 31, 2021, we executed new contracts for the Boulders Lakeview Apartments, Adams Hill Apartments, Fox Crossing Apartments, and Innsbrook Apartments & Townhomes projects at contract prices of $37.2 million, $52.4 million, $38.1 million and $54.0 million.

During the year ended December 31, 2020, we performed work on several significant projects, including 27th Street Apartments, Interlock Commercial, and Solis Apartments at Interlock, which used $52.2 million, $43.8 million, and $46.0 million, respectively, of the backlog as of December 31, 2020.

Consolidated Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Years Ended December 31,			2021	2020
	2021	2020	2019	Change	Change

Revenues
Rental revenues	$192,140	$166,488	$151,339	$25,652	$15,149
General contracting and real estate services revenues	91,936	217,146	105,859	(125,210)	111,287
Total revenues	284,076	383,634	257,198	(99,558)	126,436

Expenses
Rental expenses	46,494	38,960	34,332	7,534	4,628
Real estate taxes	21,852	18,136	14,961	3,716	3,175
General contracting and real estate services expenses	88,100	209,472	101,538	(121,372)	107,934
Depreciation and amortization	68,853	59,972	54,564	8,881	5,408
Amortization of right-of-use assets - finance leases	1,022	586	377	436	209
General and administrative expenses	14,610	12,905	12,392	1,705	513
Acquisition, development and other pursuit costs	112	584	844	(472)	(260)
Impairment charges	21,378	666	252	20,712	414
Total expenses	262,421	341,281	219,260	(78,860)	122,021
Gain on real estate dispositions	19,040	6,388	4,699	12,652	1,689
Operating income	40,695	48,741	42,637	(8,046)	6,104
Interest income	18,457	19,841	23,215	(1,384)	(3,374)
Interest expense	(33,905)	(31,035)	(31,344)	(2,870)	309
Loss on extinguishment of debt	(3,810)	—	(30)	(3,810)	30
Equity in income of unconsolidated real estate entities	—	—	273	—	(273)
Change in fair value of derivatives and other	2,182	(1,130)	(3,599)	3,312	2,469
Unrealized credit loss release (provision)	792	(256)	—	1,048	(256)
Other income (expense), net	302	515	615	(213)	(100)
Income before taxes	24,713	36,676	31,767	(11,963)	4,909
Income tax benefit	742	283	491	459	(208)
Net income	25,455	36,959	32,258	(11,504)	4,701
Net (income) loss attributable to noncontrolling interests in investment entities	5	230	(213)	(225)	443
Preferred stock dividends	(11,548)	(7,349)	(2,455)	(4,199)	(4,894)
Net income attributable to common stockholders and OP Unitholders	$13,912	$29,840	$29,590	$(15,928)	$250

Rental revenues. Rental revenues by segment for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	Years Ended December 31,			2021	2020
	2021	2020	2019	Change	Change
Office	$47,363	$43,494	$33,269	$3,869	$10,225
Retail	78,572	73,032	77,593	5,540	(4,561)
Multifamily	66,205	49,962	40,477	16,243	9,485
	$192,140	$166,488	$151,339	$25,652	$15,149

Rental revenues increased $25.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in office rental revenues resulted primarily from the commencement of operations at Wills Wharf in June 2020 and an increase in recoverable expenses at Thames Street Wharf. The increase in retail rental revenues resulted primarily from the acquisitions of Nexton Square, Delray Beach Plaza, Overlook Village, and Greenbrier Square along with the completion of the redevelopment at Apex Entertainment. Additionally, rental revenue has increased for Harrisonburg Regal due to higher rental revenue received from Regal Cinemas. These increases were partially offset by the disposition of the seven-property retail portfolio in May 2020 as well as the dispositions of Oakland Marketplace and Socastee Commons. The increase in multifamily rental revenues resulted primarily from the acquisition of Edison Apartments and The Residences at Annapolis Junction, the delivery of Summit Place, and higher occupancy and rental rates at multiple properties. These increases were partially offset by the disposition of Johns Hopkins Village in November 2021.

General contracting and real estate services revenues. General contracting and real estate services revenues decreased $125.2 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease resulted primarily from a lower volume of projects during the year ended December 31, 2021.

Rental expenses. Rental expenses by segment for each of the three years ended December 31, 2021 were as follows (in thousands):

	Years Ended December 31,			2021	2020
	2021	2020	2019	Change	Change
Office	$12,412	$10,799	$8,722	$1,613	$2,077
Retail	12,512	11,029	11,656	1,483	(627)
Multifamily	21,570	17,132	13,954	4,438	3,178
	$46,494	$38,960	$34,332	$7,534	$4,628

Rental expenses increased $7.5 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. Office rental expenses increased primarily as a result of the Wills Wharf property being placed into service beginning in June 2020 as well as higher recoverable utility costs due to tenants returning to work in their offices. Retail rental expenses increased primarily as a result of the acquisitions of Nexton Square, Delray Beach Plaza, Overlook Village, and Greenbrier Square along with the completion of the redevelopment at Apex Entertainment. These increases were partially offset by the disposition of the seven-property retail portfolio in May 2020 as well as the dispositions of Oakland Marketplace and Socastee Commons. Multifamily rental expenses increased primarily as a result of the acquisition of Edison Apartments and The Residences at Annapolis Junction as well as the delivery of Summit Place. The increase was partially offset by the disposition of Johns Hopkins Village in November 2021.

Real estate taxes. Real estate taxes by segment for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	Years Ended December 31,			2021	2020
	2021	2020	2019	Change	Change
Office	$6,112	$5,111	$3,471	$1,001	$1,640
Retail	8,416	7,784	7,916	632	(132)
Multifamily	7,324	5,241	3,574	2,083	1,667
	$21,852	$18,136	$14,961	$3,716	$3,175

Real estate taxes increased $3.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. Office real estate taxes increased primarily as a result of Wills Wharf being placed into service as well as an increased assessment at Thames Street Wharf. Retail real estate taxes increased primarily as a result of the acquisitions of Nexton Square, Delray Beach Plaza, Overlook Village, and Greenbrier Square. These increases were partially offset by the disposition of the seven-property retail portfolio in May 2020 as well as the dispositions of Oakland Marketplace and Socastee Commons. Multifamily real estate taxes increased primarily as a result of the acquisition of Edison Apartments and The Residences at Annapolis Junction, the delivery of Summit Place, and expiring real estate tax credits at Johns Hopkins Village.

General contracting and real estate services expenses for the year ended December 31, 2021 decreased $121.4 million compared to the year ended December 31, 2020. The decrease resulted primarily from a lower volume of projects during the year ended December 31, 2021.

Depreciation and amortization for the year ended December 31, 2021 increased $8.9 million compared to the year ended December 31, 2020. The increase was attributable to property acquisitions and development deliveries. The increases were partially offset by dispositions in 2020 and 2021, and certain assets that became fully depreciated.

Amortization of right-of-use assets - finance leases for the year ended December 31, 2021 increased $0.4 million compared to the year ended December 31, 2020. The increase was primarily due to the acquisition of Delray Beach Plaza shopping center, which has a ground lease classified as a finance lease.

General and administrative expenses for the year ended December 31, 2021 increased $1.7 million compared to the year ended December 31, 2020. The increase resulted from increased business insurance expense and higher compensation cost due to increased investment in human capital and sustainability initiatives.

Acquisition, development and other pursuit costs for the year ended December 31, 2021 decreased $0.5 million compared to the year ended December 31, 2020. The decrease was due to a higher write off of costs for the year ended December 31, 2020 relating to certain development projects and acquisitions that were abandoned.

Impairment charges during the year ended December 31, 2021 totaled $21.4 million and related to impairment charges recognized on Socastee Commons, which was disposed in August 2021, and the two student housing properties in Charleston, South Carolina, which were classified as held for sale as of December 31, 2021.

Gain on real estate dispositions for the year ended December 31, 2021 totaled $19.0 million and related to the dispositions of Hanbury 7-Eleven, Oakland Marketplace, Courthouse 7-Eleven, and Johns Hopkins Village. During the year ended December 31, 2020, we recognized gains on real estate dispositions of $6.4 million, related to the sale of a portfolio of seven retail properties in May 2020 and the sale of Walgreens at Hanbury Village in August 2020.

Interest income for the year ended December 31, 2021 decreased $1.4 million compared to the year ended December 31, 2020, primarily as a result of the lower notes receivable balance in the current period due to the repayment of mezzanine loans for The Residences at Annapolis Junction, Delray Beach Plaza, and Nexton Square. As of December 31, 2021 and 2020, our outstanding mezzanine loan balances were $118.9 million and $128.6 million, respectively.

Interest expense for the year ended December 31, 2021 increased $2.9 million compared to the year ended December 31, 2020 primarily due to the loans obtained and assumed in connection with acquisitions.

Loss on extinguishment of debt increased $3.8 million compared to the year ended December 31, 2020 primarily due to the disposition of Johns Hopkins Village and the termination of the related interest rate swap.

Change in fair value of derivatives and other for the year ended December 31, 2021 was a gain of $2.2 million, which arose from fair value increases for our derivative instruments due to increases in forward LIBOR. During the year ended December 31, 2020, we recognized losses on changes in fair value of interest rate derivatives of $1.1 million due to significant decreases in forward LIBOR during 2020.

Unrealized credit loss release relates to a release in the allowance for the Interlock Commercial mezzanine loan due to the progression of the development project, which was partially offset by the reserve recorded for the Nexton Multifamily investment.

Other income (expense), net for the years ended December 31, 2021 and 2020 was materially consistent.

The income tax benefit recognized during the years ended December 31, 2021 and 2020 is attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of December 31, 2021, we had unrestricted cash and cash equivalents of $35.2 million available for both current liquidity needs as well as development activities. As of December 31, 2021, we also had restricted cash in escrow of $5.2 million, some of which is available for capital expenditures at our operating properties. As of December 31, 2021, we had $110 million available under our credit facility to meet our short-term liquidity requirements and $60.1 million available under construction loans to fund development activities.

ATM Program

On March 10, 2020, we commenced a new ATM Program through which we may, from time to time, issue and sell shares of our common stock and shares of our Series A Preferred Stock having an aggregate offering price of up to $300.0 million, to or through our sales agents and, with respect to shares of our common stock, may enter into separate forward sales agreements to or through the forward purchaser.

During the year ended December 31, 2021, we issued and sold 3,801,731 shares of common stock at a weighted average price of $13.87 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $51.7 million. During the year ended December 31, 2021, we did not issue any shares of Series A Preferred Stock under the ATM Program.

As of December 31, 2021, we had $212.2 million in availability under the ATM Program.

Recent Common Equity Offering

On January 11, 2022, we completed an underwritten public offering of 4,025,000 shares of common stock, which were purchased from us at a purchase price of $14.45 per share of common stock, which resulted in net proceeds after offering costs of $58.0 million.

Credit Facility

We have a senior credit facility that was amended and restated on October 3, 2019, which provides for a $355.0 million credit facility comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks. We intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, development and redevelopment of properties in our portfolio, and for working capital. Our unencumbered borrowing pool supports revolving borrowings of up to $130 million as of December 31, 2021.

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

The revolving credit facility bears interest at LIBOR (the London Inter-Bank Offered Rate) plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on our total leverage. We are also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility. As of December 31, 2021, the interest rates on the revolving credit facility and the term loan facility were 1.70% and 1.65%, respectively. If we attain investment grade credit ratings from Standard and Poor's or Moody's Investor Service, we may elect to have borrowings become subject to interest rates based on such credit ratings. In the future, our interest will no longer be calculated based on LIBOR, and the interest to be paid on credit facility borrowings will instead use an alternative benchmark interest rate. The alternative rate we will use will most likely be SOFR, and the exact transition date is yet to be determined.

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

On January 7, 2021, we entered into a $15.0 million standby letter of credit using the available capacity under the credit facility to guarantee the funding of our investment in the Harbor Point Parcel 3 joint venture, which is the developer of

T. Rowe Price's new global headquarters. This letter of credit was available for draw down on the revolving credit facility in the event we did not perform. This letter of credit expired on January 4, 2022 and was not required to be renewed.

We are currently in compliance with all covenants under the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of December 31, 2021 ($ in thousands):

Secured Debt	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date	Balance at Maturity
Red Mill West	$10,386		4.23%			June 1, 2022	$10,187
Marketplace at Hilltop	9,706		4.42%			October 1, 2022	9,383
1405 Point	52,286	LIBOR+	2.25%	2.35%		January 1, 2023	51,532
Nexton Square	20,107	LIBOR+	2.25%	2.50%		February 1, 2023	20,107
Wills Wharf	64,288	LIBOR+	2.25%	2.35%		June 26, 2023	64,288
249 Central Park Retail(b)	16,352	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	15,935
Fountain Plaza Retail(b)	9,841	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	9,589
South Retail(b)	7,179	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	6,996
Hoffler Place(d)(e)	18,400	LIBOR+	2.60%	3.00%		January 1, 2024	18,143
Summit Place(d)(e)	23,100	LIBOR+	2.60%	3.00%		January 1, 2024	22,789
One City Center	24,084	LIBOR+	1.85%	1.95%		April 1, 2024	22,559
Chronicle Mill(f)	—	LIBOR+	3.00%	3.25%		May 5, 2024	—
Red Mill Central	2,188		4.80%			June 17, 2024	1,765
Gainesville Apartments	18,114	LIBOR+	3.00%	3.75%		August 31, 2024	18,114
Premier Apartments(g)	16,508	LIBOR+	1.55%	1.65%		October 31, 2024	15,848
Premier Retail(g)	8,131	LIBOR+	1.55%	1.65%		October 31, 2024	7,806
Red Mill South	5,518		3.57%			May 1, 2025	4,383
Brooks Crossing Office	14,882	LIBOR+	1.60%	1.70%		July 1, 2025	13,043
Market at Mill Creek	13,142	LIBOR+	1.55%	1.65%		July 12, 2025	10,876
North Point Center Note 2	1,942		7.25%			September 15, 2025	1,328
Encore Apartments(h)	24,523		2.93%			February 10, 2026	22,214
4525 Main Street(h)	31,476		2.93%			February 10, 2026	28,512
Delray Beach Plaza	14,039	LIBOR+	3.00%	3.10%		March 8, 2026	11,627
Thames Street Wharf	70,761	BSBY+	1.30%	2.35%	(c)	September 30, 2026	60,839
Southgate Square	27,060	LIBOR+	1.90%	2.10%		December 21, 2026	22,811
Greenbrier Square	20,000		3.74%			October 10, 2027	18,049
Lexington Square	14,172		4.50%			September 1, 2028	12,044
Red Mill North	4,189		4.73%			December 31, 2028	3,295
Greenside Apartments	32,598		3.17%			December 15, 2029	26,095
The Residences at Annapolis Junction	84,375	SOFR+	2.66%	2.71%		November 1, 2030	71,183
Smith's Landing	16,452		4.05%			June 1, 2035	384
Liberty Apartments	13,572		5.66%			November 1, 2043	90
Edison Apartments	15,926		5.30%			December 1, 2044	100
The Cosmopolitan	42,090		3.35%			July 1, 2051	187
Total secured debt	$747,387						$602,101
Unsecured debt
Senior unsecured revolving credit facility	$5,000	LIBOR+	1.30%-1.85%	1.70%		January 24, 2024	$5,000
Senior unsecured term loan	19,500	LIBOR+	1.25%-1.80%	1.65%		January 24, 2025	19,500
Senior unsecured term loan	185,500	LIBOR+	1.25%-1.80%	2.05%-4.57%	(c)	January 24, 2025	185,500
Total unsecured debt	210,000						210,000
Total principal balances	957,387						$812,101
Other notes payable(i)	10,144
Unamortized GAAP adjustments	(8,621)
Loans reclassified to liabilities related to assets held for sale, net	(41,354)
Indebtedness, net	$917,556
_______________________________________
(a) LIBOR, SOFR, and BSBY rates are determined by individual lenders.

(b) Cross collateralized.
(c) Includes debt subject to interest rate swap agreements.
(d) Cross collateralized.
(e) Held for sale as of December 31, 2021.
(f) No funding on the construction loan as of December 31, 2021.
(g) Cross collateralized.
(h) Cross collateralized.
(i) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 42-year remaining lease term and an earn-out liability for the Gainesville development project.

Certain loans require us to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2021, we were in compliance with all loan covenants.

In September 2021, the loan covenants for the syndicated loan secured by Wills Wharf were modified to extend the deadline for the Company to meet a lease-up requirement included in the loan agreement from October 1, 2021 to February 1, 2022. At February 1, 2022, it was determined that we did not meet the lease-up requirement stipulated. The covenant requires the property to be 75% leased, and the property was 70% leased as of that date. This was not an event of default but did trigger an appraisal for the property.

As of December 31, 2021, our scheduled principal repayments and maturities during each of the next five years and thereafter were as follows ($ in thousands):

Year (1)	Amount Due	Percentage of Total
2022	$31,889	3%
2023	180,595	19%
2024	125,017	13%
2025	247,574	26%
2026	155,553	16%
Thereafter	216,759	23%
Total	$957,387	100%
________________________________________
(1) Does not reflect the exercise of any maturity extension options.

Interest Rate Derivatives

As of December 31, 2021, we were party to the following LIBOR and SOFR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate		Notional Amount
5/15/2019	6/1/2022	2.50% (LIBOR)		$100,000
1/10/2020	2/1/2022	1.75% (LIBOR)		50,000
1/28/2020	2/1/2022	1.75% (LIBOR)		50,000
3/2/2020	3/1/2022	1.50% (LIBOR)		100,000
7/1/2020	7/1/2023	0.50% (LIBOR)		100,000
11/1/2020	11/1/2023	1.84% (SOFR)	(a)	84,375
2/2/2021	2/1/2023	0.50% (LIBOR)		100,000
3/4/2021	4/1/2023	2.50% (LIBOR)		14,479
5/5/2021	5/1/2023	0.50% (LIBOR)		50,000
5/5/2021	5/1/2023	0.50% (LIBOR)		35,100
6/16/2021	7/1/2023	0.50% (LIBOR)		100,000
Total				$783,954
(a) This interest rate swap is subject to SOFR, which has been identified as an alternative to LIBOR. LIBOR will be phased out beginning December 31, 2021.

As of December 31, 2021, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR		2.78%	4.33%	5/1/2018	5/1/2023
Senior unsecured term loan	10,500	1-month LIBOR		3.02%	4.57%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,372	1-month LIBOR		2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	1-month LIBOR		2.26%	3.81%	4/1/2019	10/26/2022
Senior unsecured term loan	25,000	1-month LIBOR		0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR		0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR		0.55%	2.10%	4/1/2020	4/1/2024
Thames Street Wharf	70,761	1-month BSBY	(a)	1.05%	2.35%	9/30/2021	9/30/2026
Total	$289,633
___________________________________
(a) This interest rate is subject to BSBY, which has been identified as an alternative to LIBOR. LIBOR will be phased out beginning December 31, 2021.

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2021 (in thousands):

		Payments due by period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Principal payments and maturities of long-term indebtedness	$957,387	$31,889	$305,612	$403,127	$216,759
Ground and other operating leases	215,949	4,006	8,363	8,510	195,070
Interest payments on long-term debt—fixed interest	105,682	18,023	32,362	16,772	38,525
Interest payments on long-term debt—variable interest(1)(2)	37,303	10,193	12,823	6,201	8,086
Tenant-related and other commitments	10,898	9,740	1,158	—	—
Total (3) (4)	$1,327,219	$73,851	$360,318	$434,610	$458,440
________________________________________
(1)For long-term debt that bears interest at variable rates, we estimated future interest payments using the indexed rates as of December 31, 2021. LIBOR as of December 31, 2021 was 10 basis points. SOFR as of December 31, 2021 was 5 basis points. BSBY as of December 31, 2021 was 8 basis points.
(2)Assumes the balance outstanding of $5.0 million and the weighted average interest rate of 1.70% in effect at December 31, 2021 remain in effect until maturity of our secured revolving credit facility. Amounts also include unused credit facility fees assuming the balance outstanding at December 31, 2021 remains outstanding through maturity of our secured revolving credit facility.
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

Off-Balance Sheet Arrangements

In connection with our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. As of December 31, 2021, we had an outstanding payment guarantee amount on Interlock Commercial for $37.5 million. We have recorded a $1.2 million liability and corresponding addition to notes receivable relating to the value of this guarantee.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we will be responsible for providing a completion guarantee to the lender for this project when a construction loan is obtained.

Cash Flows

	Years Ended
	December 31,
	2021	2020	Change
	($ in thousands)
Operating Activities	$91,184	$91,179	$5
Investing Activities	(57,629)	(26,227)	(31,402)
Financing Activities	(43,542)	(58,101)	14,559
Net Increase/(decrease)	$(9,987)	$6,851	$(16,838)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$50,430	$43,579
Cash, Cash Equivalents, and Restricted Cash, End of Period	$40,443	$50,430

	Years Ended
	December 31,
	2020	2019	Change
	($ in thousands)
Operating Activities	$91,179	$67,729	$23,450
Investing Activities	(26,227)	(295,063)	268,836
Financing Activities	(58,101)	246,862	(304,963)
Net Increase	$6,851	$19,528	$(12,677)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$43,579	$24,051
Cash, Cash Equivalents, and Restricted Cash, End of Period	$50,430	$43,579

Net cash provided by operating activities for the year ended December 31, 2021 was materially consistent with the year ended December 31, 2020.

Net cash used for investing activities for the year ended December 31, 2021 increased by $31.4 million compared to the year ended December 31, 2020 primarily due to increased acquisition activity and decreased disposition activity, offset partially by the pay-down of the Solis Apartments note receivable.

Net cash used for financing activities during the year ended December 31, 2021 decreased by $14.6 million compared to the year ended December 31, 2020 primarily as a result of a decrease in debt repayments, partially offset by a decrease in net proceeds from equity issuances and an increase in dividends and distributions paid.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our year-over-year performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, impairment of intangible assets and liabilities, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives and other instruments, provision for unrealized non-cash credit losses, amortization of right-of-use assets attributable to finance leases, severance related costs, and other non-comparable items.

The following table sets forth a reconciliation of FFO and Normalized FFO for each of the years ended December 31, 2021, 2020 and 2019 to net income, the most directly comparable GAAP measure:

	Years Ended December 31,
	2021	2020	2019
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$13,912	$29,840	$29,590
Depreciation and amortization (1)	68,853	59,545	53,616
Gain on operating real estate dispositions (2)	(18,793)	(6,388)	(3,220)
Impairment of real estate assets	21,378	—	—
FFO attributable to common stockholders and OP Unitholders	85,350	82,997	79,986
Acquisition, development and other pursuit costs	112	584	844
Impairment of intangible assets and liabilities	—	666	252
Loss on extinguishment of debt	3,810	—	30
Unrealized credit loss (release) provision	(792)	256	—
Amortization of right-of-use assets - finance leases	1,022	586	377
Change in fair value of derivatives and other	(2,182)	1,130	3,599
Normalized FFO available to common stockholders and OP Unitholders	$87,320	$86,219	$85,088
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.17	$0.38	$0.41
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$1.05	$1.06	$1.10
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$1.07	$1.10	$1.17
Weighted-average common shares and units - diluted	81,445	78,309	72,644
________________________________________

(1) The adjustment for depreciation and amortization for the years ended December 31, 2020 and 2019 exclude $0.4 million and $1.2 million, respectively, of depreciation attributable to the Company's joint venture partners. Additionally, the adjustment for depreciation and amortization for the year ended December 31, 2019 includes $0.2 million of depreciation attributable to the Company's investment in One City Center, which was an unconsolidated real estate investment until March 14, 2019.
(2) The adjustment for gain on real estate dispositions for the year ended December 31, 2021 excludes the gain on sale of easement rights on a non-operating parcel and the loss on sale of a non-operating parcel. The adjustment for gain on operating real estate dispositions for the year ended December 31, 2019 excludes the portion of the gain on Lightfoot Marketplace that was allocated to our joint venture partner and excludes the gain on sale of a non-operating land parcel.

Inflation

Substantially all of our office and retail leases provide for the recovery of increases in real estate taxes and operating expenses. In addition, substantially all of the leases provide for annual rent increases. We believe that inflationary increases may be offset in part by the contractual rent increases and expense escalations previously described. In addition, our multifamily leases generally have lease terms ranging from 7 to 15 months with a majority having 12-month lease terms allowing negotiation of rental rates at term end, which we believe reduces our exposure to the effects of inflation, although an extreme escalation in costs could have a negative impact on our residents and their ability to absorb rent increases.

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

As of December 31, 2021 and excluding unamortized GAAP adjustments, approximately $534.4 million, or 55.8%, of our debt had fixed interest rates or was subject to interest rate swaps and approximately $423.0 million, or 44.2%, had variable interest rates. Considering interest rate swaps and caps, 96.0% of our debt is either fixed-rate or economically hedged. As of December 31, 2021, LIBOR was approximately 10 basis points, SOFR was approximately 5 basis points, and BSBY was approximately 8 basis points. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were to increase by 100 basis points, our cash flow would decrease by approximately $1.9 million per year. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were reduced to 0 basis points, our cash flow would increase by approximately $0.3 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2021, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

On February 23, 2022, the board of directors amended and restated the Company’s bylaws (as so amended and restated, the “Bylaws”) to reduce the requirements necessary for stockholders to submit binding proposals to amend the Bylaws. As amended, Article XIV of the Bylaws provides that stockholders satisfying the ownership and eligibility requirements of Rule 14a-8 under the Exchange Act the power, by the affirmative vote of a majority of all votes entitled to be cast on the matter, to alter or repeal any provision of the Bylaws and to adopt new Bylaws, except that stockholders do not have the power to alter or repeal Article XIV or Article XII (relating to indemnification and advancement of expenses) of the Bylaws or adopt any provision of the Bylaws inconsistent with Article XIV or Article XII without the approval of the Board.

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

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022.

Item 11.    Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022.

Item 14.    Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1)Financial Statements

Included herein at pages F-1 through F-50.

(2)Financial Statement Schedules

The following financial statement schedule is included herein at pages F-51 through F-53:

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

Item 16.    Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on June 2, 2014)

3.2*	Amended and Restated Bylaws of Armada Hoffler Properties, Inc.

3.3*	Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (marked up copy).

3.4
Articles Supplementary Designating the Rights and Preferences of the 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2019).

3.5
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

Exhibit Number	Description
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

10.17*	Membership Interest Purchase Agreement, dated December 3, 2021, by and between AHP Acquisitions, LLC, as Purchaser, and Harbor Point Parcel 2 Acquisition LLC, as Seller.

21.1*	List of Subsidiaries of Armada Hoffler Properties, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2022

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Hoffler	Executive Chairman and Director	February 23, 2022
Daniel A. Hoffler

/s/ Louis S. Haddad	Vice Chairman, President, Chief Executive Officer and Director	February 23, 2022
Louis S. Haddad	(principal executive officer)

/s/ Michael P. O’Hara	Chief Financial Officer, Treasurer, and Secretary	February 23, 2022
Michael P. O’Hara	(principal financial officer and principal accounting officer)

/s/ George F. Allen	Director	February 23, 2022
George F. Allen

/s/ James A. Carroll	Director	February 23, 2022
James A. Carroll

/s/ James C. Cherry	Director	February 23, 2022
James C. Cherry

/s/ Eva S. Hardy	Director	February 23, 2022
Eva S. Hardy

/s/ A. Russell Kirk	Director	February 23, 2022
A. Russell Kirk

/s/ Dorothy S. McAuliffe	Director	February 23, 2022
Dorothy S. McAuliffe

/s/ John W. Snow	Director	February 23, 2022
John W. Snow

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2021

Item 8, Item 15(a)(1) and (2)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Armada Hoffler Properties, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Armada Hoffler Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Richmond, Virginia

February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and Financial Statement Schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Allowance for Loan Losses - Notes Receivable

Description of the Matter
At December 31, 2021, the Company’s notes receivable portfolio totaled $126.4 million, net of allowances of $1 million. As discussed in Notes 2 and 6 to the consolidated financial statements, management estimates the allowance for loan losses on outstanding notes receivable based primarily upon relevant historical loan loss data sets, the forecast for macroeconomic conditions, loan-to-value of the underlying project, remaining contractual loan term, and other relevant loan-specific factors. For loans experiencing financial difficulty as of the measurement date, the Company recognizes expected credit losses calculated as the difference between the amortized cost basis of the financial asset and the estimated fair value of the collateral, which includes an estimation of the projected sales proceeds from the sale of the underlying property.

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

To test the allowance for loan losses, we performed audit procedures that included, among others, assessing methodologies used and testing the significant assumptions and underlying data used by the Company in calculating the estimated fair value of the collateral. We compared the significant assumptions used by management to external evidence, including comparable market capitalization rates and recent market activity of similar property transactions. We tested the projected operating results of properties by comparing inputs and assumptions to executed lease agreements or recent market activity and operating expenses incurred at similar operating properties owned by the Company. We performed sensitivity analyses of significant assumptions to evaluate the changes to the estimated fair value of the collateral that would result from changes in the assumptions. We also assessed the historical accuracy of management’s estimates.

Accounting for Acquisition of Operating Properties

Description of the Matter
During 2021, the Company completed three operating property acquisitions for a total purchase price of $92.9 million as described in Notes 2 and 5 to the consolidated financial statements. These transactions were accounted for as asset acquisitions.

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
Richmond, Virginia
February 23, 2022

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	DECEMBER 31,
	2021	2020
ASSETS
Real estate investments:
Income producing property	$1,658,609	$1,680,943
Held for development	6,294	13,607
Construction in progress	72,535	63,367
	1,737,438	1,757,917
Accumulated depreciation	(285,814)	(253,965)
Net real estate investments	1,451,624	1,503,952
Real estate investments held for sale	80,751	1,165
Cash and cash equivalents	35,247	40,998
Restricted cash	5,196	9,432
Accounts receivable, net	29,576	28,259
Notes receivable, net	126,429	135,432
Construction receivables, including retentions, net	17,865	38,735
Construction contract costs and estimated earnings in excess of billings	243	138
Equity method investment	12,685	1,078
Operating lease right-of-use assets	23,493	32,760
Finance lease right-of-use assets	46,989	23,544
Acquired lease intangible assets	62,038	58,154
Other assets	45,927	43,324
Total Assets	$1,938,063	$1,916,971
LIABILITIES AND EQUITY
Indebtedness, net	$917,556	$963,845
Liabilities related to assets held for sale	41,364	—
Accounts payable and accrued liabilities	29,589	23,900
Construction payables, including retentions	31,166	49,821
Billings in excess of construction contract costs and estimated earnings	4,881	6,088
Operating lease liabilities	31,648	41,659
Finance lease liabilities	46,160	17,954
Other liabilities	55,876	56,902
Total Liabilities	1,158,240	1,160,169
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized, 6,843,418 shares issued and outstanding as of December 31, 2021 and 2020	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 63,011,700 and 59,073,220 shares issued and outstanding as of December 31, 2021 and 2020, respectively	630	591
Additional paid-in capital	525,030	472,747
Distributions in excess of earnings	(141,360)	(112,356)
Accumulated other comprehensive loss	(33)	(8,868)
Total stockholders’ equity	555,352	523,199
Noncontrolling interests in investment entities	629	488
Noncontrolling interests in Operating Partnership	223,842	233,115
Total Equity	779,823	756,802
Total Liabilities and Equity	$1,938,063	$1,916,971

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share and unit data)

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
Revenues
Rental revenues	$192,140	$166,488	$151,339
General contracting and real estate services revenues	91,936	217,146	105,859
Total revenues	284,076	383,634	257,198
Expenses
Rental expenses	46,494	38,960	34,332
Real estate taxes	21,852	18,136	14,961
General contracting and real estate services expenses	88,100	209,472	101,538
Depreciation and amortization	68,853	59,972	54,564
Amortization of right-of-use assets - finance leases	1,022	586	377
General and administrative expenses	14,610	12,905	12,392
Acquisition, development and other pursuit costs	112	584	844
Impairment charges	21,378	666	252
Total expenses	262,421	341,281	219,260
Gain on real estate dispositions	19,040	6,388	4,699
Operating income	40,695	48,741	42,637
Interest income	18,457	19,841	23,215
Interest expense	(33,905)	(31,035)	(31,344)
Loss on extinguishment of debt	(3,810)	—	(30)
Equity in income of unconsolidated real estate entities	—	—	273
Change in fair value of derivatives and other	2,182	(1,130)	(3,599)
Unrealized credit loss release (provision)	792	(256)	—
Other income (expense), net	302	515	615
Income before taxes	24,713	36,676	31,767
Income tax benefit	742	283	491
Net income	25,455	36,959	32,258
Net (income) loss attributable to noncontrolling interests:
Investment entities	5	230	(213)
Operating Partnership	(3,568)	(8,037)	(7,992)
Net income attributable to Armada Hoffler Properties, Inc.	21,892	29,152	24,053
Preferred stock dividends	(11,548)	(7,349)	(2,455)
Net income attributable to common stockholders	$10,344	$21,803	$21,598
Net income attributable to common stockholders per share (basic and diluted)	$0.17	$0.38	$0.41
Weighted-average common shares outstanding (basic and diluted)	60,647	57,328	53,119

Comprehensive income:
Net income	$25,455	$36,959	$32,258
Unrealized cash flow hedge gains (losses)	3,678	(9,751)	(4,504)
Realized cash flow hedge losses reclassified to net income	8,163	3,345	501
Comprehensive income	37,296	30,553	28,255
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	5	230	(213)
Operating Partnership	(6,573)	(6,259)	(6,946)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$30,728	$24,524	$21,096

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Equity
(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, January 1, 2019	$—	$500	$357,353	$(82,699)	$(1,283)	$273,871	$—	$182,019	$455,890
Cumulative effect of accounting change (1)	—	—	—	(125)	—	(125)	—	(42)	(167)
Net income	—	—	—	24,053	—	24,053	213	7,992	32,258
Unrealized cash flow hedge losses	—	—	—	—	(3,321)	(3,321)	—	(1,183)	(4,504)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	364	364	—	137	501
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	63,250	—	(2,249)	—	—	61,001	—	—	61,001
Net proceeds from issuance of common stock	—	59	96,786	—	—	96,845	—	—	96,845
Restricted stock awards, net	—	2	2,022	—	—	2,024	—	—	2,024
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	4,870	—	4,870
Issuance of operating partnership units for acquisitions	—	—	(986)	—	—	(986)	—	73,169	72,183
Redemption of operating partnership units	—	2	2,754	—	—	2,756	—	(2,756)	—
Distributions to Joint Venture Partners	—	—	—	—	—	—	(621)	—	(621)
Dividends declared on preferred stock	—	—	—	(2,455)	—	(2,455)	—	—	(2,455)
Dividends and distributions declared on common shares and units	—	—	—	(45,450)	—	(45,450)	—	(16,928)	(62,378)
Balance, December 31, 2019	63,250	563	455,680	(106,676)	(4,240)	408,577	4,462	242,408	655,447
Cumulative effect of accounting change (2)	—	—	—	(2,185)	—	(2,185)	—	(824)	(3,009)
Net income (loss)	—	—	—	29,152	—	29,152	(230)	8,037	36,959
Unrealized cash flow hedge losses	—	—	—	—	(7,082)	(7,082)	—	(2,669)	(9,751)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	2,454	2,454	—	891	3,345
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	107,835	—	(6,375)	—	—	101,460	—	—	101,460
Net proceeds from issuance of common stock	—	19	19,631	—	—	19,650	—	—	19,650
Restricted stock awards, net	—	2	2,340	—	—	2,342	—	—	2,342
Acquisitions of noncontrolling interests	—	—	(7,388)	—	—	(7,388)	(3,744)	6,099	(5,033)
Redemption of operating partnership units	—	7	8,859	—	—	8,866	—	(11,595)	(2,729)
Dividends declared on preferred stock	—	—	—	(7,349)	—	(7,349)	—	—	(7,349)
Dividends and distributions declared on common shares and units	—	—	—	(25,298)	—	(25,298)	—	(9,232)	(34,530)
Balance, December 31, 2020	171,085	591	472,747	(112,356)	(8,868)	523,199	488	233,115	756,802
Net income (loss)	—	—	—	21,892	—	21,892	(5)	3,568	25,455
Unrealized cash flow hedge gains	—	—	—	—	2,739	2,739	—	939	3,678
Realized cash flow hedge losses reclassified to net income	—	—	—	—	6,096	6,096	—	2,067	8,163
Net proceeds from issuance of common stock	—	38	51,639	—	—	51,677	—	—	51,677
Restricted stock awards, net	—	1	2,005	—	—	2,006	—	—	2,006
Acquisitions of noncontrolling interest in real estate entities	—	—	(950)	—	—	(950)	146	—	(804)
Redemption of operating partnership units	—	—	(411)	—	—	(411)	—	(2,538)	(2,949)
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)	—	—	(11,548)
Dividends and distributions declared on common shares and units	—	—	—	(39,348)	—	(39,348)	—	(13,309)	(52,657)
Balance, December 31, 2021	$171,085	$630	$525,030	$(141,360)	$(33)	$555,352	$629	$223,842	$779,823
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

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$25,455	$36,959	$32,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	51,549	43,671	37,839
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	17,304	16,301	16,725
Accrued straight-line rental revenue	(4,938)	(5,927)	(3,402)
Amortization of leasing incentives and above or below-market rents	(1,065)	(814)	(629)
Amortization of right-of-use assets - finance leases	1,022	586	377
Accrued straight-line ground rent expense	236	100	(16)
Unrealized credit loss provision (release)	(792)	256	—
Adjustment for uncollectable lease accounts	945	3,842	511
Noncash stock compensation	2,230	2,378	1,613
Impairment charges	21,378	666	252
Noncash interest expense	2,878	2,204	1,228
Noncash loss on extinguishment of debt	3,810	—	30
Gain on real estate dispositions, net	(19,040)	(6,388)	(4,699)
Adjustment for Annapolis Junction modification fee(1)	—	—	(4,489)
Change in the fair value of derivatives and other	(2,182)	1,130	3,599
Equity in income of unconsolidated real estate entities	—	—	(273)
Changes in operating assets and liabilities:
Property assets	(3,721)	(5,960)	(2,499)
Property liabilities	7,175	6,677	3,936
Construction assets	19,284	(2,302)	(20,356)
Construction liabilities	(27,904)	13,708	18,671
Interest receivable	(2,440)	(15,908)	(12,947)
Net cash provided by operating activities	91,184	91,179	67,729
INVESTING ACTIVITIES
Development of real estate investments	(48,625)	(63,485)	(133,445)
Tenant and building improvements	(15,496)	(10,077)	(19,721)
Acquisitions of real estate investments, net of cash received	(73,595)	(35,151)	(138,380)
Dispositions of real estate investments, net of selling costs	85,322	96,459	32,944
Notes receivable issuances	(30,656)	(24,484)	(54,555)
Notes receivable paydowns	42,301	16,340	22,522
Leasing costs	(4,585)	(3,425)	(3,893)
Leasing incentives	(688)	(1,326)	—
Contributions to equity method investments	(11,607)	(1,078)	(535)
Net cash used for investing activities	(57,629)	(26,227)	(295,063)
FINANCING ACTIVITIES
Proceeds from issuance of cumulative redeemable perpetual preferred stock, net	—	101,460	61,001
Proceeds from issuance of common stock, net	51,677	19,650	96,845
Common shares tendered for tax withholding	(553)	(569)	(369)
Debt issuances, credit facility and construction loan borrowings	161,806	176,619	427,286
Debt and credit facility repayments, including principal amortization	(187,758)	(299,318)	(270,851)
Debt issuance costs	(2,831)	(609)	(5,546)
Cash paid on extinguishment of debt	(3,417)	—	—
Acquisition of NCI in consolidated RE investments	(804)	(5,002)	—
Redemption of operating partnership units	(2,949)	(2,729)	—
Dividends and distributions	(58,713)	(47,603)	(61,504)
Net cash (used for) provided by financing activities	(43,542)	(58,101)	246,862
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,987)	6,851	19,528
Cash, cash equivalents, and restricted cash, beginning of period (2)	50,430	43,579	24,051
Cash, cash equivalents, and restricted cash, end of period (2)	$40,443	$50,430	$43,579
ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
Supplemental cash flow information:
Cash paid for interest	$29,237	$28,554	$28,878
Cash refunded for income taxes	4	167	247
Increase (decrease) in dividends and distributions payable	5,492	(5,724)	3,950
Common shares and OP units issued for acquisitions	—	6,099	73,169
Increase (decrease) in accrued capital improvements and development costs	15,111	(14,324)	(12,666)
Operating Partnership units redeemed for common shares	411	8,866	2,756
Note payable recorded for mandatorily redeemable partnership interest	—	3,829	—
Debt assumed at fair value in conjunction with real estate purchases	19,989	122,300	101,390
Note receivable extinguished in conjunction with real estate purchase	—	42,270	31,252
Equity method investment redeemed for real estate acquisition	—	—	23,011
Noncontrolling interest in acquired real estate entity	—	—	4,870
Note payable issued in acquisition of noncontrolling interest in real estate investment	—	6,130	—
Recognition of operating lease right-of-use assets (3)	24,466	—	33,965
Recognition of operating lease liabilities (3)	27,940	—	41,631
Recognition of finance lease right-of-use assets	—	—	24,500
Recognition of finance lease liabilities	—	—	17,871
De-recognition of operating lease ROU assets - lease termination	9,037	—	440
De-recognition of operating lease liabilities - lease termination	10,143	—	440

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

(2) The following table sets forth the items from the Company's consolidated balance sheets that are included in cash, cash equivalents, and restricted cash in the consolidated statements of cash flows:

	As of December 31,
	2021	2020
Cash and cash equivalents	$35,247	$40,998
Restricted cash (a)	5,196	9,432
Cash, cash equivalents, and restricted cash	$40,443	$50,430
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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership"), and as of December 31, 2021, owned 75.3% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the "IPO") and certain related formation transactions on May 13, 2013.

 As of December 31, 2021, the Company's operating portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland**	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail	Retail	Newport News, Virginia	65%	(1)
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Delray Beach Plaza	Retail	Delray Beach, Florida	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Greenbrier Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek	Retail	Mount Pleasant, South Carolina	70%	(1)
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Nexton Square	Retail	Summerville, South Carolina	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Overlook Village	Retail	Asheville, North Carolina	100%
Parkway Centre	Retail	Moultrie, Georgia	100%

Property	Segment	Location	Ownership Interest
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1405 Point	Multifamily	Baltimore, Maryland**	100%
Edison Apartments	Multifamily	Richmond, Virginia	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Hoffler Place	Multifamily	Charleston, South Carolina	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
Summit Place	Multifamily	Charleston, South Carolina	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
The Residences at Annapolis Junction	Multifamily	Annapolis Junction, Maryland	79%	(1)
________________________________________
* Located in the Town Center of Virginia Beach
** Located at Harbor Point in Baltimore
(1) The Company is entitled to a preferred return on its investment in this property.

As of December 31, 2021, the following properties were under development, redevelopment or not yet stabilized:

Property	Segment	Location	Ownership Interest
Wills Wharf	Office	Baltimore, Maryland*	100%
Chronicle Mill	Multifamily	Belmont, North Carolina	85%	(1)
Gainesville Apartments	Multifamily	Gainesville, Georgia	95%	(1)(2)
Southern Post	Mixed-use	Roswell, Georgia	100%
________________________________________
* Located at Harbor Point in Baltimore
(1) We are entitled to a preferred return on our joint investment in this property.
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

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period's presentation. The amounts previously classified as Interest expense on indebtedness and Interest expense on finance leases for the year ended December 31, 2020 in the condensed consolidated statement of comprehensive income are now included in a single line item as Interest expense. These reclassifications had no effect on net income or stockholders' equity as previously reported.

Revenue Recognition

Rental Revenues

The Company leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Rental revenues include $4.9 million, $5.9 million and $3.4 million of straight-line rent adjustments for the years ended December 31, 2021, 2020, and 2019, respectively. The Company begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with the Company’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of substantially all such revenue for a tenant is probable. The Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. The Company recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Leasing incentive amortization was $0.7 million for each of the years ended December 31, 2021, 2020 and 2019. The Company recognizes fair value adjustments recorded at the time of lease assumption in rental income on a straight-line basis as a reduction to revenue over the remaining life of the lease or any renewal periods for which the Company determines have value at the time of acquisition. The Company recognizes cost reimbursement revenue for real estate taxes, operating expenses, and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. The Company recognizes lease termination fees either upon termination or amortizes them over any remaining lease term.

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

The Company capitalizes direct and indirect project costs associated with the initial development of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include pre-acquisition, development, and preconstruction costs including overhead, salaries, and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent, and interest. Interest capitalized during the years ended December 31, 2021, 2020, and 2019 was $1.5 million, $3.6 million and $5.9 million, respectively. Overhead, salaries and related personnel costs capitalized during the years ended December 31, 2021, 2020, and 2019 were $2.1 million, $2.6 million and $3.1 million, respectively.

The Company capitalizes predevelopment costs directly identifiable with specific properties when the development of such properties is probable. Capitalized predevelopment costs are presented within other assets in the consolidated balance sheets. Land for which development activities have not yet commenced are presented separately as land held for development in the consolidated balance sheets. Capitalized predevelopment costs as of December 31, 2021 and 2020 were $8.3 million and $15.4 million, respectively. Costs attributable to unsuccessful projects are expensed.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5—20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease
(or estimated useful life, if shorter)

Operating Property Acquisitions

Acquisitions of operating properties have been and will generally be accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions, and other related costs, being capitalized as part of the cost of the assets acquired. In connection with such acquisitions, the Company identifies and recognizes all assets acquired and liabilities assumed at their relative fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements, and buildings and improvements are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangible assets are presented as a separate component of assets on the consolidated balance sheets. Acquired lease intangible liabilities are presented within other liabilities in the consolidated balance sheets. The Company amortizes in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. The Company amortizes above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market ground lease assets as increases to amortization of right-of-use assets - finance leases expense on a straight-line basis over the remaining term of the related leases. Conversely, the Company amortizes above-market ground lease assets as decreases to amortization of right-of-use assets - finance leases expense on a straight-line basis over the remaining term of the related leases.

The Company values land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement, as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach. The approach applies industry standard replacement costs adjusted for geographic specific considerations and reduced by estimated depreciation. The value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of the structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information and depreciation curves for the identified asset classes. The value of acquired lease intangibles considers the estimated cost of leasing the properties as if the acquired buildings were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an estimated total lease-up time and lost rental revenues during such time. The value of current leases relative to market-rate leases is based on market rents obtained for comparable leases. Given the significance of unobservable inputs used in the valuation of acquired real estate assets, the Company classifies them as Level 3 inputs in the fair value hierarchy.

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

As of December 31, 2021, Hoffler Place and Summit Place were classified as held for sale. As of December 31, 2020, the 7-Eleven outparcel at Hanbury Village and a land parcel adjacent to Nexton Square were classified as held for sale.

Impairment of Long Lived Assets

The Company evaluates its real estate assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, the Company compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value. The impairment charges recognized during the year ended December 31, 2021 primarily relate to the $3.0 million impairment of Socastee Commons, which was sold during the year ended December 31, 2021, and the $18.3 million impairment of Hoffler Place and Summit Place, which were classified as held for sale as of December 31, 2021. The impairment charges recognized during the years ended December 31, 2020 and December 31, 2019 represent unamortized leasing or acquired intangible assets related to vacated tenants.

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

Accounts Receivable, net

Accounts receivable include amounts from tenants for base rents, contingent rents, and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2021 and 2020, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $24.7 million and $21.3 million, respectively.

The Company’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual accounts receivable, current economic conditions, historical experience, and other relevant factors. The Company establishes a reserve for any receivable associated with a tenant when collection of substantially all operating lease payments for a tenant is not probable. As of both December 31, 2021 and 2020, the allowance for doubtful accounts was $0.4 million. The Company reflects these amounts as a component of rental income on the consolidated statements of comprehensive income.

Notes Receivable and Allowance for Loan Losses

Notes receivable primarily represent financing to third parties in the form of mezzanine loans or preferred equity investments for the development of new real estate. The Company's mezzanine loans are typically made to borrowers who have little or no equity in the underlying development projects. Mezzanine loans are secured, in part, by pledges of ownership interests of the entities that own the underlying real estate. The loans generally have junior liens on the respective real estate projects.

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

The Company's loans typically include commitments to fund incremental proceeds to the borrowers over the life of the loan, which future funding commitments are also subject to the current expected credit losses model. The current expected credit losses provision related to future loan fundings is recorded as a component of Other Liabilities on the Company's consolidated balance sheet. This provision is estimated using the same process outlined above for the Company's outstanding loan balances, and changes in this component of the provision will similarly impact the Company's consolidated net income. For both the funded and unfunded portions of the Company's loans, the Company consider the risk rating of each loan as the primary credit quality indicator underlying its assessment.

The Company places loans on nonaccrual status when the loan balance, together with the balance of any senior loans, approximately equals the estimated realizable value of the underlying development project.

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

Derivative Financial Instruments

The Company may enter into interest rate derivatives to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. The Company recognizes derivative financial instruments at fair value and presents them within other assets and liabilities in the consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of derivatives and other caption in the consolidated statements of comprehensive income. For derivatives that qualify as cash flow hedges, the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

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

Net Income Per Share

The Company calculates net income per share based upon the weighted average shares outstanding. Diluted net income per share is calculated after giving effect to all significant potential dilutive shares outstanding during the period. Potential dilutive shares outstanding during the period include unvested restricted stock awards. However, there were no significant potential dilutive shares outstanding for each of the three years ended December 31, 2021, 2020, and 2019. As a result, basic and diluted outstanding shares were the same for each period presented.

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

Net operating income of the Company’s reportable segments for the years ended December 31, 2021, 2020, and 2019 was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Office real estate
Rental revenues	$47,363	$43,494	$33,269
Rental expenses	12,412	10,799	8,722
Real estate taxes	6,112	5,111	3,471
Segment net operating income	28,839	27,584	21,076
Retail real estate
Rental revenues	78,572	73,032	77,593
Rental expenses	12,512	11,029	11,656
Real estate taxes	8,416	7,784	7,916
Segment net operating income	57,644	54,219	58,021
Multifamily residential real estate
Rental revenues	66,205	49,962	40,477
Rental expenses	21,570	17,132	13,954
Real estate taxes	7,324	5,241	3,574
Segment net operating income	37,311	27,589	22,949
General contracting and real estate services
Segment revenues	91,936	217,146	105,859
Segment expenses	88,100	209,472	101,538
Segment gross profit	3,836	7,674	4,321
Net operating income	$127,630	$117,066	$106,367

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the years ended December 31, 2021, 2020, and 2019 exclude revenue related to intercompany construction contracts of $27.8 million, $26.6 million and $99.9 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the years ended December 31, 2021, 2020, and 2019 exclude expenses related to intercompany construction contracts of $27.6 million, $26.3 million and $99.0 million, respectively, as it is eliminated in consolidation.

The following table reconciles net operating income to net income for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net operating income	$127,630	$117,066	$106,367
Depreciation and amortization	(68,853)	(59,972)	(54,564)
Amortization of right-of-use assets - finance leases	(1,022)	(586)	(377)
General and administrative expenses	(14,610)	(12,905)	(12,392)
Acquisition, development and other pursuit costs	(112)	(584)	(844)
Impairment charges	(21,378)	(666)	(252)
Gain on real estate dispositions	19,040	6,388	4,699
Interest income	18,457	19,841	23,215
Interest expense	(33,905)	(31,035)	(31,344)
Loss on extinguishment of debt	(3,810)	—	(30)
Equity in income of unconsolidated real estate entities	—	—	273
Change in fair value of derivatives and other	2,182	(1,130)	(3,599)
Unrealized credit loss release (provision)	792	(256)	—
Other income (expense), net	302	515	615
Income tax benefit	742	283	491
Net income	$25,455	$36,959	$32,258

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses. General and administrative expenses include corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

4.    Leases

Lessee Disclosures

As a lessee, the Company has eight ground leases on seven properties. These ground leases have maximum lease terms (including renewal options) that expire between 2074 and 2117. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Five of these leases have been classified as operating leases and three of these leases have been classified as finance leases. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The components of lease cost for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease cost (a)	$2,448	$2,626	$2,700
Finance lease cost:
Amortization of right-of-use assets (a)	1,022	586	369
Interest on lease liabilities	2,251	915	568
________________________________________
(a) Includes amortization of above & below-market ground lease intangible assets.

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,085	$2,113	$1,969
Operating cash flows from finance leases	1,986	864	533

Additional information related to leases as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Weighted Average Remaining Lease Term (years)
Operating leases	36.7	44.5
Finance leases	43.7	40.2

Weighted Average Discount Rate
Operating leases	5.5%	5.4%
Finance leases	5.7%	5.2%

The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability, on the consolidated balance sheet by considering the present value discount.

Year Ending December 31,	Operating Leases	Finance Leases
	(in thousands)
2022	$1,789	$2,217
2023	1,845	2,311
2024	1,881	2,326
2025	1,897	2,363
2026	1,882	2,368
Thereafter	68,385	126,685
Total undiscounted cash flows	77,679	138,270
Present value discount	(46,031)	(92,110)
Discounted cash flows	$31,648	$46,160

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

Rental revenue for the years ended December 31, 2021, 2020, and 2019 comprised the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Base rent and tenant charges	$186,137	$159,747	$147,309
Accrued straight-line rental adjustment	4,938	5,927	3,402
Lease incentive amortization	(660)	(693)	(739)
Below/(above) market lease amortization	1,725	1,507	1,367
Total rental revenue	$192,140	$166,488	$151,339

The Company's commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

Year Ending December 31,	Operating Leases
2022	$104,222
2023	101,071
2024	92,780
2025	79,645
2026	71,447
Thereafter	328,359
Total	$777,524

5.    Real Estate Investments and Equity Method Investment

The Company’s real estate investments comprised the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Income producing property	Held for development	Construction in progress	Total
Land	$256,728	$6,294	$12,513	$275,535
Land improvements	65,565	—	—	65,565
Buildings and improvements	1,336,316	—	—	1,336,316
Development and construction costs	—	—	60,022	60,022
Real estate investments	$1,658,609	$6,294	$72,535	$1,737,438

	December 31, 2020
	Income producing property	Held for development	Construction in progress	Total
Land	$261,984	$13,607	$5,200	$280,791
Land improvements	61,275	—	—	61,275
Buildings and improvements	1,357,684	—	—	1,357,684
Development and construction costs	—	—	58,167	58,167
Real estate investments	$1,680,943	$13,607	$63,367	$1,757,917

2021 Operating Property Acquisitions

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

The following table summarizes the purchase price allocation (including acquisition costs) based on relative fair value of the assets acquired and intangible liabilities assumed for the three operating properties purchased during the year ended December 31, 2021 (in thousands):

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

Other 2021 Real Estate Transactions

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

On October 28, 2021 the Company completed the sale of Courthouse 7-Eleven for a sale price of $3.1 million. The gain on disposition was $1.1 million.

On November 16, 2021 the Company completed the sale of Johns Hopkins Village for a sale price of $75.0 million. The gain on disposition was $14.4 million.

On December 15, 2021, the Company completed the sale of a land parcel at Brooks Crossing for a sale price of $0.5 million. The loss recognized upon disposition was immaterial.

During the three months ended December 31, 2021, the Company classified the Hoffler Place and Summit Place student-housing properties in real estate investments held for sale. During the three months ended December 31, 2021, the Company recognized impairment of real estate of $18.3 million related to the properties to record the properties at their fair values less costs to sell. The fair values of the properties were based on signed purchase and sale agreements.

Other 2020 Real Estate Transactions

On January 10, 2020, the Company entered into an operating agreement with a partner to develop a mixed-use property in Charlotte, North Carolina. The Company had an 80% interest in 10th and Tryon Partners, LLC (the "Tryon Partnership"). On January 10, 2020, the Tryon Partnership purchased land for a purchase price of $6.3 million for this project. The Company was responsible for funding the equity requirements of this development, including the $6.3 million purchase of the land. Management has concluded that this entity was a VIE as it lacked sufficient equity to fund its operations without additional financial support. The Company was the developer of the project and had the power to direct the activities of the project that most significantly impacted its financial performance. Therefore, the Company was the project's primary beneficiary and consolidated the Tryon Partnership in its consolidated financial statements. On January 14, 2022, the Company acquired the remaining 20% ownership interest in the partnership. See Note 19 for additional information.

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

Equity Method Investment

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the year ended December 31, 2021, the Company invested $11.6 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of $30.0 million relating to this project. As of December 31, 2021 the carrying value of the Company's investment in Harbor Point Parcel 3 was $12.7 million. For the year ended December 31, 2021, Harbor Point Parcel 3 had no operating activity, and therefore the Company received no allocated income.

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

6.    Notes Receivable and Allowance for Loan Losses

Notes Receivable

The Company had the following loans receivable outstanding as of December 31, 2021 and December 31, 2020 ($ in thousands):

	Outstanding loan amount (a)		Maximum loan commitment	Interest rate		Interest compounding
Development Project	December 31, 2021	December 31, 2020
Delray Beach Plaza	$—	$14,289	$17,000	15.0%	(b)	Annually
Interlock Commercial	95,379	85,318	107,000	15.0%	(c)	None
Nexton Multifamily	23,567	—	22,315	11.0%		Annually
Solis Apartments at Interlock	—	28,969	41,100	13.0%		Annually
Total mezzanine	118,946	128,576	$187,415
Other notes receivable	7,234	6,809
Notes receivable guarantee premium	1,243	2,631
Allowance for credit losses	(994)	(2,584)
Total notes receivable	$126,429	$135,432
_______________________________________
(a) Outstanding loan amounts include any accrued and unpaid interest, as applicable.
(b) Loan was placed on nonaccrual status effective April 1, 2020.
(c) $3.0 million of this loan is subject to an interest rate of 18%.

Interest on the mezzanine loans and preferred equity is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the years ended December 31, 2021, 2020, and 2019 as follows (in thousands):

	Years Ended December 31,
Development Project	2021		2020		2019
1405 Point	$—		$—		$783
The Residences at Annapolis Junction	—		2,468	(a)(b)	8,776	(b)
North Decatur Square	—		—		1,509
Delray Beach Plaza	—		489	(a)	1,622
Nexton Square	—		1,177		1,962
Interlock Commercial	12,769	(c)	12,267	(c)	6,142	(c)
Nexton Multifamily	1,252		—		—
Solis Apartments at Interlock	4,005	(d)	3,382		2,333
Total mezzanine	18,026		19,783		23,127
Other interest income	431		58		88
Total interest income	$18,457		$19,841		$23,215
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
(c) The amounts of 2021, 2020 and 2019 include $2.0 million, $2.3 million and $0.6 million, respectively, of interest income recognition relating to an exit fee that is due upon repayment of the loan.
(d) Includes prepayment premium of $2.4 million from early payoff of the loan.

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

During 2020, the Delray Beach Plaza loan was modified to (i) increase the maximum amount of the loan to $17.0 million, with $2.0 million of additional funds borrowed at an interest rate of 6% in order to fund final development activities, (ii) extend the maturity date to April 1, 2020, and (iii) require the borrower to tender 125,843 Class A Units that were pledged as collateral for this loan and establish a $2.5 million reserve account to be used for certain unpaid development project costs.

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

On October 2, 2020, the Interlock Commercial loan was modified to decrease the exit fee, subject to the satisfaction of certain conditions. As a result, the exit fee for this loan may range from $6.5 million to $7.5 million. The Company has reduced its estimate of exit fees to be collected to $6.5 million and prospectively adjusted the recognition of the exit fee in interest income. The Company has recognized $4.9 million of this fee as of December 31, 2021.

In March 2021, the Company loaned an additional $7.5 million as part of the Interlock Commercial loan to fund project costs due to an additional equity requirement to reduce the senior loan. In September 2021, the loan was modified to increase the maximum loan commitment to $107.0 million, including $70.1 million of principal, and to modify and clarify certain rights and responsibilities under the loan.

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

Solis Apartments at Interlock

On December 21, 2018, the Company entered into a mezzanine loan agreement with Interlock Mezz Borrower, LLC ("Solis Interlock"), the developer of Solis Apartments at Interlock, which is the apartment component of The Interlock. The mezzanine loan had a maximum principal commitment of $25.2 million and a total maximum commitment, including accrued interest reserves, of $41.1 million. The mezzanine loan bore interest at a rate of 13.0% per annum.

On June 7, 2021 the borrower paid off the Solis Apartments at Interlock note receivable in full. The Company received a total of $33.0 million, which consisted of $23.2 million outstanding principal, $7.4 million of accrued interest, and a prepayment premium of $2.4 million that resulted from the early payoff of the loan.

Guarantee liabilities

As of December 31, 2021, the Company had an outstanding payment guarantee for the senior loan on Interlock Commercial as described above. As of December 31, 2021 and 2020, the Company has recorded a guarantee liability of $1.2 million and $2.6 million, respectively, representing the unamortized fair value. This guarantee is classified as other liabilities on the Company's consolidated balance sheets, with a corresponding adjustment to the notes receivable balance on the consolidated balance sheets. See Note 18 for additional information on the Company's outstanding guarantee.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities. As of December 31, 2021, the Company had two mezzanine loans, both of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

The Company updated the risk ratings for each of its notes receivable as of December 31, 2021 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of December 31, 2021 was "Pass" rated. The Company’s analysis resulted in an allowance for loan losses of approximately $1.0 million as of the year ended December 31, 2021.

At December 31, 2021, the Company reported $126.4 million of notes receivable, net of allowances of $1.0 million. At December 31, 2020, the Company reported $135.4 million of notes receivable, net of allowances of $2.6 million. Changes in the allowance for the year ended December 31, 2021 and 2020 were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Beginning balance	$2,584	$—
Cumulative effect of accounting change	—	2,825
Unrealized credit loss provision (release)	(802)	256
Extinguishment due to acquisition	(788)	(497)
Ending balance (a)	$994	$2,584
_______________________________________
(a) The amount excludes immaterial amount of the provision (release) related to the unfunded commitments, which were recorded in Other liabilities on the consolidated balance sheet

During the year ended December 31, 2020, the Company placed the loans for Delray Beach Plaza and The Residences at Annapolis Junction on nonaccrual status with total amortized cost basis of $13.6 million. As a result, there was $5.1 million of interest income not recognized during the twelve months ended December 31, 2020. As of December 31, 2021, there were no loans on non-accrual status.

7.    Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of December 31, 2021 during the year ending December 31, 2022.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the year ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31, 2021		Year ended December 31, 2020
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$138	$6,088	$249	$5,306
Revenue recognized that was included in the balance at the beginning of the period	—	(6,088)	—	(5,306)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	6,237	—	6,244
Transferred to receivables	(714)	—	(545)	—
Construction contract costs and estimated earnings not billed during the period	243	—	138	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	576	(1,356)	296	(156)
Ending balance	$243	$4,881	$138	$6,088

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $2.2 million and $1.7 million were deferred as of December 31, 2021 and 2020, respectively. Amortization of pre-contract costs for the years ended December 31, 2021 and 2020 was $0.3 million and $0.8 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2021 and 2020, construction receivables included retentions of $3.1 million and $17.1 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2021 during the year ending December 31, 2022. As of December 31, 2021 and 2020, construction payables included retentions of $4.2 million and $17.7 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2021 during the year ending December 31, 2022.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Costs incurred on uncompleted construction contracts	$379,993	$461,725
Estimated earnings	15,115	13,205
Billings	(399,746)	(480,880)
Net position	$(4,638)	$(5,950)

Construction contract costs and estimated earnings in excess of billings	$243	$138
Billings in excess of construction contract costs and estimated earnings	(4,881)	(6,088)
Net position	$(4,638)	$(5,950)

The Company's balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) for each of the three years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Beginning backlog	$71,258	$242,622	$165,863
New contracts/change orders	236,077	45,882	182,495
Work performed	(91,816)	(217,246)	(105,736)
Ending backlog	$215,519	$71,258	$242,622

The Company expects to complete a majority of the uncompleted contracts as of December 31, 2021 during the next 12 to 18 months.

8.    Indebtedness

The Company’s indebtedness comprised the following as of December 31, 2021 and 2020 (dollars in thousands):

	Principal Balance		Interest Rate (a)				Maturity Date
	December 31,		December 31,
	2021	2020	2021
Secured Debt
Socastee Commons(b)	$—	$4,458			4.57%		January 6, 2023
Johns Hopkins Village(c)	—	50,859		LIBOR+	1.25%		August 7, 2025
Red Mill West	10,386	10,851			4.23%		June 1, 2022
Marketplace at Hilltop	9,706	10,120			4.42%		October 1, 2022
1405 Point	52,286	53,000		LIBOR+	2.25%		January 1, 2023
Nexton Square	20,107	22,909		LIBOR+	2.25%		February 1, 2023
Wills Wharf	64,288	59,044		LIBOR+	2.25%		June 26, 2023
249 Central Park Retail(d)	16,352	16,597		LIBOR+	1.60%	(e)	August 10, 2023
Fountain Plaza Retail(d)	9,841	9,988		LIBOR+	1.60%	(e)	August 10, 2023
South Retail(d)	7,179	7,287		LIBOR+	1.60%	(e)	August 10, 2023
Hoffler Place(f)(g)	18,400	18,400		LIBOR+	2.60%		January 1, 2024
Summit Place(f)(g)	23,100	23,100		LIBOR+	2.60%		January 1, 2024
One City Center	24,084	24,712		LIBOR+	1.85%		April 1, 2024
Chronicle Mill(h)	—	—		LIBOR+	3.00%		May 5, 2024
Red Mill Central	2,188	2,363			4.80%		June 17, 2024
Gainesville Apartments	18,114	—		LIBOR+	3.00%		August 31, 2024
Premier Apartments(i)	16,508	16,716		LIBOR+	1.55%		October 31, 2024
Premier Retail(i)	8,131	8,241		LIBOR+	1.55%		October 31, 2024
Red Mill South	5,518	5,833			3.57%		May 1, 2025
Brooks Crossing Office	14,882	15,393		LIBOR+	1.60%		July 1, 2025
Market at Mill Creek	13,142	13,789		LIBOR+	1.55%		July 12, 2025
North Point Center Note 2	1,942	2,094			7.25%		September 15, 2025
Encore Apartments(j)	24,523	24,337			2.93%		February 10, 2026
4525 Main Street(j)	31,476	31,231			2.93%		February 10, 2026
Delray Beach Plaza	14,039	—		LIBOR+	3.00%		March 8, 2026
Thames Street Wharf	70,761	70,000		BSBY+	1.30%	(e)	September 30, 2026
Southgate Square	27,060	19,682		LIBOR+	1.90%		December 21, 2026
Greenbrier Square	20,000	—			3.74%		October 10, 2027
Lexington Square	14,172	14,440			4.50%		September 1, 2028
Red Mill North	4,189	4,294			4.73%		December 31, 2028
Greenside Apartments	32,598	33,310			3.17%		December 15, 2029
The Residences at Annapolis Junction	84,375	84,375		SOFR+	2.66%		November 1, 2030
Smith's Landing	16,452	17,331			4.05%		June 1, 2035
Liberty Apartments	13,572	13,877			5.66%		November 1, 2043
Edison Apartments	15,926	16,272			5.30%		December 1, 2044
The Cosmopolitan	42,090	42,909			3.35%		July 1, 2051
Total secured debt	$747,387	$747,812
Unsecured debt
Senior unsecured revolving credit facility	$5,000	$10,000	LIBOR+	1.30%-1.85%			January 24, 2024
Senior unsecured term loan	19,500	19,500	LIBOR+	1.25%-1.80%			January 24, 2025
Senior unsecured term loan	185,500	185,500	LIBOR+	1.25%-1.80%		(e)	January 24, 2025
Total unsecured debt	210,000	215,000
Total principal balances	957,387	962,812
Other notes payable(k)	10,144	10,004
Unamortized GAAP adjustments	(8,621)	(8,971)
Loans reclassified to liabilities related to assets held for sale, net	(41,354)	—
Indebtedness, net	$917,556	$963,845

________________________________________
(a) LIBOR, SOFR, and Bloomberg Short-Term Bank Yield Index ("BSBY") rates are determined by individual lenders.
(b) On August 25, 2021 the Socastee Commons Note was paid off as part of the property sale.
(c) On November 16, 2021 the Johns Hopkins Village Note was paid off.
(d) Cross collateralized.
(e) Includes debt subject to interest rate swap agreements.
(f) Cross collateralized.
(g) Held for sale as of December 31, 2021.
(h) No funding on the construction loan as of December 31, 2021.
(i) Cross collateralized.
(j) Cross collateralized.
(k) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 42-year remaining lease term and an earn-out liability for the Gainesville development project.

The Company’s indebtedness was comprised of the following fixed and variable-rate debt as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Fixed-rate debt	$534,371	$573,951
Variable-rate debt	423,016	388,861
Total principal balance	$957,387	$962,812

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2021, the Company was in compliance with all loan covenants. See "Other 2021 Financing Activity" section below for additional discussion.

Scheduled principal repayments and maturities during each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Scheduled Principal Payments	Maturities	Total Payments
2022	$12,319	$19,570	$31,889
2023	12,148	168,447	180,595
2024	12,993	112,024	125,017
2025	12,944	234,630	247,574
2026	9,550	146,003	155,553
Thereafter	85,332	131,427	216,759
Total (1)	$145,286	$812,101	$957,387
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

The revolving credit facility bears interest at LIBOR (the London Inter-Bank Offered Rate) plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility. As of December 31, 2021, the interest rates on the revolving credit facility and the term loan facility were 1.70% and 1.65%, respectively. If the Company attains investment grade credit ratings from Standard and Poor's and Moody's Investor Service, the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

On January 7, 2021, the Operating Partnership entered into a $15.0 million standby letter of credit using the available capacity under the credit facility to guarantee the funding of its investment in the Harbor Point Parcel 3 joint venture, which is the developer of T. Rowe Price's new global headquarters. This letter of credit was available for draw down on the revolving credit facility in the event the Company did not meet its equity requirement. The letter of credit expired on January 4, 2022 and was not required to be renewed.

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

On May 5, 2021, the Company entered into a $35.1 million construction loan agreement for the Chronicle Mill development project. The loan bears interest at a rate of LIBOR plus a spread of 3.00% (LIBOR has a 0.25% floor). The loan matures on May 5, 2024 and has two 12-month extension options.

On August 24, 2021, as a part of the Greenbrier Square acquisition, the Company assumed a note payable of $20.0 million. The loan bears interest at a fixed rate of 3.74% and will mature on October 10, 2027.

On September 30, 2021, the Company refinanced the loan secured by Thames Street Wharf. The new $71.0 million loan bears interest at a rate of BSBY plus a spread of 1.30% and will mature on September 30, 2026. The Company simultaneously entered into an interest rate swap agreement that effectively fixes the interest rate at 2.35% for the term of the loan.

On April 15, 2021, the Company refinanced the $19.5 million Southgate Square loan. On December 21, 2021, the Company refinanced the loan with a new $27.1 million loan. The new loan bears interest at a rate of LIBOR plus a spread of 1.90% (LIBOR has a 0.20% floor) and will mature on December 21, 2026.

During the year ended December 31, 2021, the Company borrowed $23.4 million under its existing construction loans to fund new development and construction.

In September 2021, the loan covenants for the syndicated loan secured by Wills Wharf were modified to extend the deadline for the Company to meet a lease-up requirement included in the loan agreement from October 1, 2021 to February 1, 2022. At February 1, 2022, it was determined that the Company did not meet the lease-up requirement stipulated. The covenant requires the property to be 75% leased, and the property was 70% leased as of that date. This was not an event of default but did trigger an appraisal for the property.

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

On September 22, 2020, as a part of the Nexton Square acquisition, the Company assumed a note payable of $22.9 million. The loan bears interest at a rate of LIBOR plus a spread of 2.25% and was scheduled to mature on August 8, 2021. This loan was subsequently refinanced prior to its original maturity date. See Other 2021 Financing Activity.

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

9.    Derivative Financial Instruments

As of December 31, 2021, the Company had the following LIBOR and SOFR interest rate caps ($ in thousands):

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
________________________________________
(a) Designated as a cash flow hedge.
(b) This interest rate swap is subject to SOFR, which has been identified as an alternative to LIBOR. LIBOR will be phased out beginning December 31, 2021.

As of December 31, 2021, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR		2.78%	4.33%	5/1/2018	5/1/2023
Senior unsecured term loan	10,500	(a)	1-month LIBOR		3.02%	4.57%	10/12/2018	10/12/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,372	(a)	1-month LIBOR		2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	50,000	(a)	1-month LIBOR		2.26%	3.81%	4/1/2019	10/26/2022
Senior unsecured term loan	25,000	(a)	1-month LIBOR		0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR		0.50%	2.05%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR		0.55%	2.10%	4/1/2020	4/1/2024
Thames Street Wharf	70,761	(a)	1-month BSBY	(b)	1.05%	2.35%	9/30/2021	9/30/2026
Total	$289,633
________________________________________

(a) Designated as a cash flow hedge.
(b) This interest rate swap is subject to BSBY, which has been identified as an alternative to LIBOR. LIBOR will be phased out beginning December 31, 2021.

For the interest rate swaps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the consolidated statements of comprehensive income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates reclassifying approximately $2.0 million of net hedging losses from accumulated other comprehensive loss into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives comprised the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$50,000	$—	$(1,454)	$50,000	$—	$(3,056)
Interest rate caps	399,579	1,019	—	150,000	4	—
Total derivatives not designated as accounting hedges	449,579	1,019	(1,454)	200,000	4	(3,056)
Derivatives designated as accounting hedges
Interest rate swaps	239,633	1,317	(2,013)	290,231	—	(11,797)
Interest rate caps	384,375	590	—	384,375	86	—
Total derivatives	$1,073,587	$2,926	$(3,467)	$874,606	$90	$(14,853)

The changes in the fair value of the Company’s derivatives during the years ended December 31, 2021, 2020, and 2019 was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest rate swaps	$4,775	$(10,318)	$(6,050)
Interest rate caps	1,222	(518)	(2,053)
Total change in fair value of interest rate derivatives	$5,997	$(10,836)	$(8,103)
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$2,319	$(1,085)	$(3,599)
Unrealized cash flow hedge losses	3,678	(9,751)	(4,504)
Total change in fair value of interest rate derivatives	$5,997	$(10,836)	$(8,103)

10.    Equity

Stockholders’ Equity

As of December 31, 2021 and 2020, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 63.0 million and 59.1 million shares of common stock issued and outstanding as of December 31, 2021 and 2020, respectively. The Company had 6.8 million shares of its Series A Preferred Stock (as defined below) issued and outstanding as of December 31, 2021 and 2020.

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

On March 10, 2020, the Company commenced a new at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through the forward purchaser. Upon commencing the ATM Program, the Company simultaneously terminated the 2018 ATM Program. During the years ended December 31, 2021 and 2020, the Company issued and sold 3,801,731 and 1,783,768 shares of common stock at a weighted average price of $13.87 and $10.48 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $51.7 million and $18.4 million, respectively. During the year ended December 31, 2021, the Company did not issue any shares of the Series A Preferred Stock under the ATM Program. During the year ended December 31, 2020, the Company issued and sold 713,418 shares of the Series A Preferred Stock at a weighted average price of $22.88 per share (inclusive of accrued dividends) under the ATM Program, receiving net proceeds, after offering costs and commissions, of $16.1 million.

Preferred Stock

On June 18, 2019, the Company issued 2,530,000 shares of its Series A Preferred Stock, with a liquidation preference of $25.00 per share, which included 330,000 shares issued upon the underwriters’ full exercise of their option to purchase additional shares. Net proceeds from the offering, after the underwriting discount but before offering expenses payable by the Company, were approximately $61.3 million. The Company used the net proceeds to fund a portion of the purchase price of Thames Street Wharf, a 263,426 square foot office building located in the Harbor Point neighborhood of Baltimore, Maryland. The balance of the net proceeds was used to repay a portion of the outstanding borrowings under the Company’s unsecured revolving credit facility and for general corporate purposes.

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

In connection with the issuance of the Series A Preferred Stock, on August 20, 2020, the Operating Partnership issued to the Company 3,600,000 Series A Preferred Units, which have economic terms that are identical to the Series A Preferred Stock. The Series A Preferred Units were issued in exchange for the Company’s contribution of the net proceeds from the offering of the Series A Preferred Stock to the Operating Partnership.

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

Noncontrolling Interests

As of December 31, 2021 and 2020, the Company held a 75.3% and 73.9% common interest in the Operating Partnership, respectively. As of December 31, 2021, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 75.3% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. As of December 31, 2021, there were 20,633,485 Class A Units of limited partnership interest in the Operating partnership not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $0.6 million relates to the minority partners' interest in certain joint venture entities as of December 31, 2021. The noncontrolling interest for consolidated real estate entities was $0.5 million as of December 31, 2020.

On January 4, 2021, a holder of Class A Units tendered 12,000 Class A Units for redemption by the Operating Partnership, which the Company elected to satisfy by issuing an equal number of shares of common stock.

On October 1, a holder of Class A Units tendered 220,000 Class A Units for redemption by the Operating Partnership, which the Company elected to satisfy by making a cash payment of $2.9 million.

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

Dividends and Class A Unit Distributions

During the years ended December 31, 2021, 2020, and 2019, the Company declared dividends per common share and distributions per unit of $0.64, $0.44, and $0.84, respectively. During the years ended December 31, 2021, 2020, and 2019, these common stock dividends totaled $39.3 million, $25.3 million, and $45.4 million, respectively, and these Operating Partnership distributions totaled $13.3 million, $9.2 million, and $16.9 million, respectively.

The tax treatment of dividends paid to common stockholders during the years ended December 31, 2021, 2020, and 2019 was as follows (unaudited):

	Years ended December 31,
	2021	2020	2019
Capital gains	8.98%	—%	10.62%
Ordinary income	66.71%	59.09%	68.83%
Return of capital	24.31%	40.91%	20.55%
Total	100.00%	100.00%	100.00%

During both years ended December 31, 2021 and 2020, the Company declared dividends of $1.687500 per share to holders of Series A Preferred Stock. During the year ended December 31, 2019, the Company declared dividends of $0.970315 per share to holders of Series A Preferred Stock. During the years ended December 31, 2021, 2020, and 2019, these preferred stock dividends totaled $11.5 million, $7.3 million, and $2.5 million, respectively.

The tax treatment of dividends paid to preferred stockholders during the years ended December 31, 2021, 2020, and 2019 was as follows (unaudited):

	Years ended December 31,
	2021	2020	2019
Capital gains	11.96%	—%	—%
Ordinary income	88.04%	100.00%	100.00%
Total	100.00%	100.00%	100.00%

11.    Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of December 31, 2021, the Company had 604,041 shares of common stock available for issuance under the Equity Plan.

During the years ended December 31, 2021, 2020, and 2019, the Company granted an aggregate of 166,768, 176,382 and 154,030 shares of restricted stock to employees and nonemployee directors, respectively. The grant date fair value of the restricted stock awards granted during the years ended December 31, 2021, 2020, and 2019 was $2.1 million, $2.8 million and $2.4 million, respectively. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Beginning with grants made in 2021, executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the years ended December 31, 2021 and 2020, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. The compensation expense and the effect on the Company’s weighted average diluted shares calculation were immaterial. During the three months ended December 31, 2021, 5,760 shares were issued with a grant date fair value of $15.19 per share due to the partial vesting of performance units awarded to certain employees in 2017. Of those shares, 1,926 were surrendered by the employees for income tax withholdings. During the three months ended March 31, 2020, 10,600 shares were issued with a grant date fair value of $18.08 per share due to the partial vesting of performance units awarded to certain employees in 2017. Of those shares, 3,677 were surrendered by the employees for income tax withholdings. During the three months ended December 31, 2020, 10,842 shares were issued with a grant date fair value of $11.11 per share due to the partial vesting of performance units awarded to certain employees in 2016 and 2017. Of those shares, 3,165 were surrendered by the employees for income tax withholdings.

During the years ended December 31, 2021, 2020, and 2019, the Company recognized $2.6 million, $2.9 million and $2.4 million of stock-based compensation, respectively. As of December 31, 2021, the total unrecognized compensation cost related to unvested restricted shares was $0.7 million, substantially all of which the Company expects to recognize over the next 27 months.

Compensation cost relating to stock-based compensation for the years ended December 31, 2021, 2020, and 2019 was recorded as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
General and administrative expense	$1,505	$1,615	$1,211
General contracting and real estate services expenses	738	763	402
Capitalized in conjunction with development projects	329	483	746
Total stock-based compensation cost	$2,572	$2,861	$2,359

The following table summarizes the changes in the Company’s unvested restricted stock awards during the year ended December 31, 2021:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2021	167,578	$15.31
Granted	166,768	12.88
Vested	(180,327)	13.98
Forfeited	(2,207)	13.88
Unvested as of December 31, 2021	151,812	$14.24

Restricted stock awards granted and vested during the year ended December 31, 2021 include 43,646 shares tendered by employees to satisfy minimum statutory tax withholding obligations.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net	$958,910	$976,520	$963,845	$980,714
Notes receivable	126,429	126,429	135,432	135,223
Interest rate swap liabilities	3,467	3,467	14,853	14,853
Interest rate swap and cap assets	2,926	2,926	90	90

13.    Income Taxes

The income tax benefit (provision) for the years ended December 31, 2021, 2020, and 2019 comprised the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Federal income taxes:
Current	$722	$290	$430
Deferred	(100)	(18)	(20)
State income taxes:
Current	139	14	85
Deferred	(19)	(3)	(4)
Income tax benefit	$742	$283	$491

As of December 31, 2021 and 2020, the Company had $1.3 million and $0.5 million, respectively, of net deferred tax assets representing net operating losses of the TRS that are being carried forward and basis differences in the assets of the TRS. The deferred tax assets are presented within other assets in the consolidated balance sheets.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2021 and 2020. The Company is generally subject to examination by the applicable taxing authorities for the tax years 2018 through 2021. The Company does not currently have any ongoing tax examinations by taxing authorities.

14.    Other Assets

Other assets were comprised of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Leasing costs, net	$13,043	$13,007
Leasing incentives, net	3,330	3,303
Interest rate swaps and caps	2,926	90
Prepaid expenses and other	18,345	11,542
Pre-acquisition and pre-development costs	8,283	15,382
Other assets	$45,927	$43,324

15.    Other Liabilities

Other liabilities were comprised of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Dividends and distributions payable	$17,245	$11,753
Acquired lease intangibles, net	19,256	15,621
Prepaid rent and other	11,294	9,068
Security deposits	3,371	2,976
Interest rate swaps	3,467	14,853
Guarantee liability	1,243	2,631
Other liabilities	$55,876	$56,902

16.    Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2021 (in thousands):

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$126,528	$67,486	$59,042
Above-market lease assets	7,442	4,446	2,996
Above/Below-market ground lease assets	5,075	810	4,265
Below-market lease liabilities	30,798	11,542	19,256

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2020 (in thousands):

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$110,643	$54,276	$56,367
Above-market lease assets	5,638	3,851	1,787
Below-market ground lease assets	8,549	667	7,882
Below-market lease liabilities	25,015	9,394	15,621

During the years ended December 31, 2021, 2020, and 2019, the Company recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Years Ended December 31,
	2021	2020	2019
Intangible lease assets
In-place lease assets	$13,210	$6,935	$14,971
Above-market lease assets	595	300	875
Above/Below-market ground lease assets	144	213	155
Intangible lease liabilities
Below-market lease liabilities	2,148	1,119	2,261

As of December 31, 2021, the weighted-average remaining lives of in-place lease assets, above-market lease assets, above/below-market ground lease assets, and below-market lease liabilities were 7.9 years, 5.8 years, 43.2 years and

12.4 years, respectively. As of December 31, 2021, the weighted-average remaining life of below-market lease renewal options was 9.4 years.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

	Rental Revenues	Depreciation and Amortization
Year ending December 31,
2022	$1,766	$10,833
2023	1,568	8,895
2024	1,579	7,157
2025	1,505	6,145
2026	1,516	5,870

17.    Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these consolidated financial statements. Revenue from construction contracts with related party entities of the Company was $23.6 million, $52.2 million and $5.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. Gross profits from such contracts were $1.7 million, $2.0 million and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, there was $4.1 million and $8.6 million, respectively, outstanding from related parties of the Company included in net construction receivables. Real estate services fees from affiliated entities of the Company were not material for any of the years ended December 31, 2021, 2020, and 2019. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the years ended December 31, 2021, 2020, and 2019.

The general contracting services described above include contracts with an aggregate price of $81.6 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage located in Virginia Beach, Virginia. The developer is owned in part by executives and nonindependent directors of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in October and December 2019 and are projected to result in aggregate gross profit of $3.9 million to the Company, representing a gross profit margin of 5.05%. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, which remains outstanding as of December 31, 2021.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of December 31, 2021, the Company had an outstanding payment guarantee for the senior loan on Interlock Commercial for $37.5 million. The Company has recorded a $1.2 million liability and corresponding addition to notes receivable relating to this guarantee.

    Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens, and defect bonds. Such bonds collectively totaled $2.1 million and $2.4 million as of December 31, 2021 and 2020, respectively. In addition, during the year ended December 31, 2019, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project, which was still in effect at December 31, 2021.

On January 7, 2021, the Operating Partnership entered into a $15.0 million standby letter of credit using the available capacity under the credit facility to guarantee the funding of its investment in the Harbor Point Parcel 3 joint venture, which is the developer of T. Rowe Price's new global headquarters. This letter of credit was available for draw down on the revolving credit facility in the event the Company did not meet its equity requirement. The letter of credit expired on January 4, 2022 and was not required to be renewed.

The Operating Partnership has entered into standby letters of credit related to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of both December 31, 2021 and 2020, the Operating Partnership had outstanding letters of credit totaling $9.5 million, as noted above.

Concentrations of Credit Risk

The majority of the Company’s properties are located in Hampton Roads, Virginia. For the years ended December 31, 2021, 2020, and 2019, rental revenues from Hampton Roads properties represented 40%, 44% and 48%, respectively, of the Company’s rental revenues. Many of the Company’s Hampton Roads properties are located in the Town Center of Virginia Beach. For the years ended December 31, 2021, 2020, and 2019, rental revenues from Town Center properties represented 26%, 27% and 31%, respectively, of the Company’s rental revenues.

A group of three construction customers comprised 58%, 65%, and 67% of the Company’s general contracting and real estate services revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

19.     Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Real Estate

On January 14, 2022, the Company acquired a 79% membership interest and an additional 11% economic interest in the mixed-use property known as the Exelon Building for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Exelon Building was subject to a $156.1 million loan, which the Company immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of BSBY plus a spread of 1.50% and will mature on November 1, 2026.

On January 14, 2022, the Company acquired remaining 20% ownership interest in the partnership that is developing the Ten Tryon project in Charlotte, North Carolina for a cash payment of $3.9 million.

On February 17, 2022 the due diligence period associated with a purchase and sale agreement for Hoffler Place expired, and the buyer's deposit became non-refundable.

Notes Receivable

During February 2022, the Company received $13.5 million as a partial repayment for the Interlock Commercial mezzanine loan.

Indebtedness

On January 4, 2022, the Company borrowed $25.0 million under the revolving credit facility.

On January 5, 2022, the Company contributed $2.6 million to the Harbor Point Parcel 3 joint venture in order to meet the lender's equity funding requirement since the $15.0 million standby letter of credit expired on January 4, 2022.

On January 14, 2022, the Company borrowed $50.0 million under the revolving credit facility to fund the acquisition of the Exelon Building.

On January 19, 2022, the Company paid off the $14.1 million balance of the loan associated secured by the Delray Beach Plaza shopping center.

In January 2022, the Company borrowed $8.6 million on its construction loans to fund development activities.

On February 18, the Company paid down the revolving credit facility by $22.0 million.

Borrowings under the revolving credit facility were $58.0 million on February 18, 2022.

Derivative Financial Instruments

On January 11, 2022, the Company entered in to a BSBY interest rate cap agreement on a notional amount of $175.0 million at a strike rate of 4.00% for a premium of $0.2 million. The interest rate cap will expire on February 1, 2024.

Equity

On January 1, 2022, due to the holders of Class A Units tendering an aggregate of 12,149 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

On January 6, 2022, the Company paid cash dividends of $10.7 million to common stockholders and the Operating Partnership paid cash distributions of $3.5 million to holders of Class A Units. These dividends and distributions were declared and accrued as of December 31, 2021.

On January 11, 2022, the Company completed an underwritten public offering of 4,025,000 shares of common stock, which were purchased from the Company at a purchase price of $14.45 per share of common stock, which resulted in net proceeds after offering costs of $58.0 million.

On January 14, 2022, the Company paid cash dividends of $2.9 million to the holders of the Series A Preferred Stock. These dividends were declared and accrued as of December 31, 2021.

On February 23, 2022, the Company announced that its board of directors declared a cash dividend of $0.17 per common share for the first quarter of 2022. The first quarter dividend will be payable in cash on April 7, 2022 to stockholders of record on March 30, 2022.

On February 23, 2022, the Company announced that its board of directors declared a cash dividend of $0.421875 per share of Series A Preferred Stock for the first quarter of 2022. The dividend will be payable in cash on April 15, 2022 to stockholders of record on April 1, 2022.

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation
December 31, 2021

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount (1)	Acquisition
Office
4525 Main Street	$31,476		$982	$—	$46,703	$982	$46,703	$47,685	$11,903	$35,782	2014
Armada Hoffler Tower	—	(2)	1,976	—	68,938	1,976	68,938	70,914	40,667	30,247	2002
Brooks Crossing Office	14,882		295	—	19,509	295	19,509	19,804	1,789	18,015	2016/2019
One City Center	24,084		2,911	28,202	6,291	2,911	34,493	37,404	2,742	34,662	2019
One Columbus	—	(2)	960	10,269	13,707	960	23,976	24,936	13,880	11,056	1984
Thames Street Wharf	70,761		15,861	64,689	353	15,861	65,042	80,903	4,237	76,666	2010/2019
Two Columbus	—	(2)	53	—	21,321	53	21,321	21,374	10,206	11,168	2009
Wills Wharf	64,288		—	—	107,664	—	107,664	107,664	4,214	103,450	2020
Total office	$205,491		$23,038	$103,160	$284,486	$23,038	$387,646	$410,684	$89,638	$321,046
Retail
249 Central Park Retail	$16,352		$713	$—	$16,795	$713	$16,795	$17,508	$9,367	$8,141	2004
Apex Entertainment	—	(2)	67	—	17,893	67	17,893	17,960	6,404	11,556	2002
Broad Creek Shopping Center	—	(2)	—	—	9,423	—	9,423	9,423	4,854	4,569	1997-2001
Broadmoor Plaza	—	(2)	2,410	9,010	1,072	2,410	10,082	12,492	2,828	9,664	1980/2016
Brooks Crossing Retail	—		117	—	2,364	117	2,364	2,481	376	2,105	2016
Columbus Village	—	(2)	7,631	10,135	8,259	7,631	18,394	26,025	4,208	21,817	1980/2015
Columbus Village II	—	(2)	14,536	10,922	89	14,536	11,011	25,547	2,216	23,331	1995/2016
Commerce Street Retail	—	(2)	118	—	3,318	118	3,318	3,436	1,980	1,456	2008
Delray Beach Plaza	14,039		—	27,151	134	—	27,285	27,285	833	26,452	2021
Dimmock Square	—	(2)	5,100	13,126	677	5,100	13,803	18,903	2,860	16,043	1998/2014
Fountain Plaza Retail	9,841		425	—	7,519	425	7,519	7,944	4,023	3,921	2004
Greenbrier Square	20,000		8,549	21,170	14	8,549	21,184	29,733	288	29,445	2017/2021
Greentree Shopping Center	—	(2)	1,103	—	4,147	1,103	4,147	5,250	1,287	3,963	2014
Hanbury Village	—	(2)	2,566	—	16,312	2,566	16,312	18,878	7,549	11,329	2006
Harrisonburg Regal	—		1,554	—	4,148	1,554	4,148	5,702	2,415	3,287	1999
Lexington Square	14,172		3,035	20,581	298	3,035	20,879	23,914	2,420	21,494	2017/2018
Market at Mill Creek	13,142		2,261	—	21,007	2,261	21,007	23,268	1,910	21,358	2018
Marketplace at Hilltop	9,706		2,023	19,886	201	2,023	20,087	22,110	1,530	20,580	2000/2019
Nexton Square	20,107		9,086	27,760	3,413	9,086	31,173	40,259	1,407	38,852	2020
North Hampton Market	—	(2)	7,250	10,210	947	7,250	11,157	18,407	2,576	15,831	2004/2016
North Point Center	1,942	(3)	1,936	—	28,859	1,936	28,859	30,795	15,767	15,028	1998
Overlook Village	—	(2)	6,328	20,101	112	6,328	20,213	26,541	342	26,199	1990/2021
Parkway Centre	—	(2)	1,372	7,864	114	1,372	7,978	9,350	966	8,384	2017/2018
Parkway Marketplace	—	(2)	1,150	—	3,894	1,150	3,894	5,044	2,250	2,794	1998
Patterson Place	—	(2)	15,060	20,180	865	15,060	21,045	36,105	3,856	32,249	2004/2016
Perry Hall Marketplace	—	(2)	3,240	8,316	505	3,240	8,821	12,061	2,254	9,807	2001/2015

Premier Retail	8,131		318	—	15,318	318	15,318	15,636	1,551	14,085	2018
Providence Plaza	—	(2)	9,950	12,369	1,818	9,950	14,187	24,137	3,038	21,099	2007/2015
Red Mill Commons	22,281	(3)	44,252	30,348	1,991	44,252	32,339	76,591	4,425	72,166	2000/2019
Sandbridge Commons	—	(2)	4,825	—	7,458	4,825	7,458	12,283	2,170	10,113	2015
South Retail	7,179		190	—	8,279	190	8,279	8,469	5,090	3,379	2002
South Square	—	(2)	14,130	12,670	1,099	14,130	13,769	27,899	2,837	25,062	1977/2016
Southgate Square	27,060		10,238	25,950	5,152	10,238	31,102	41,340	5,476	35,864	1991/2016
Southshore Shops	—	(2)	1,770	6,509	285	1,770	6,794	8,564	1,178	7,386	2006/2016
Studio 56 Retail	—	(2)	76	—	2,596	76	2,596	2,672	1,172	1,500	2007
Tyre Neck Harris Teeter	—	(2)	—	—	3,306	—	3,306	3,306	1,588	1,718	2011
Wendover Village	—	(2)	19,893	22,638	808	19,893	23,446	43,339	3,799	39,540	2004/2016-2019
Total retail	$183,952		$203,272	$336,896	$200,489	$203,272	$537,385	$740,657	$119,090	$621,567
Multifamily
1405 Point	$52,286		$—	$95,466	$3,146	$—	$98,612	$98,612	$8,487	$90,125	2018/2019
Chronicle Mill	—		2,313	—	25,879	2,313	25,879	28,192	—	28,192	2021	(4)
Edison Apartments	15,926		3,428	18,582	1,281	3,428	19,863	23,291	1,019	22,272	1919 & 2014/2020
Encore Apartments	24,523		1,293	—	30,855	1,293	30,855	32,148	7,028	25,120	2014
Gainesville Apartments	18,114		5,200	—	37,204	5,200	37,204	42,404	—	42,404	2020	(4)
Greenside Apartments	32,598		5,711	—	45,350	5,711	45,350	51,061	4,855	46,206	2018
Liberty Apartments	13,572		3,580	23,494	2,299	3,580	25,793	29,373	6,782	22,591	2013/2014
Premier Apartments	16,508		647	—	29,218	647	29,218	29,865	2,963	26,902	2018
Smith’s Landing	16,452		—	35,105	3,395	—	38,500	38,500	10,342	28,158	2009/2013
Southern Post	—		5,000	—	6,480	5,000	6,480	11,480	—	11,480	2021	(4)
The Cosmopolitan	42,090		985	—	73,932	985	73,932	74,917	31,836	43,081	2006
The Residences at Annapolis Junction	84,375		14,774	104,801	385	14,774	105,186	119,960	3,774	116,186	2018/2020
Total multifamily	$316,444		$42,931	$277,448	$259,424	$42,931	$536,872	$579,803	$77,086	$502,717
Held for development	$—		$6,294	$—	$—	$6,294	$—	$6,294	$—	$6,294
Real estate investments	$705,887		$275,535	$717,504	$744,399	$275,535	$1,461,903	$1,737,438	$285,814	$1,451,624
________________________________________
(1)The net carrying amount of real estate for federal income tax purposes was $1,329.6 million as of December 31, 2021.
(2)Borrowing base collateral for the credit facility as of December 31, 2021.
(3)A portion of this property is borrowing base collateral for the credit facility as of December 31, 2021.
(4)Construction in progress as of December 31, 2021.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5—20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease
(or estimated useful life, if shorter)

	Real Estate		Accumulated
	Investments		Depreciation
	December 31,
	2021	2020	2021	2020
Balance at beginning of the year	$1,757,917	$1,606,324	$253,965	$224,738
Construction costs and improvements	86,325	58,039	—	—
Acquisitions	83,723	196,214	—	—
Dispositions	(83,848)	(101,768)	(14,809)	(14,444)
Reclassifications	(106,679)	(892)	(5,010)	—
Depreciation	—	—	51,668	43,671
Balance at end of the year	$1,737,438	$1,757,917	$285,814	$253,965