Form 10-Q
period 2022-03-31
Armada Hoffler Properties, Inc.
filed 2022-05-06
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
☐ Yes     ☒  No
As of May 3, 2022, the registrant had 67,707,299 shares of common stock, $0.01 par value per share, outstanding. In addition, as of May 3, 2022, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 20,621,336 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,901,331	$1,658,609
Held for development	6,294	6,294
Construction in progress	66,216	72,535
	1,973,841	1,737,438
Accumulated depreciation	(299,452)	(285,814)
Net real estate investments	1,674,389	1,451,624
Real estate investments held for sale	80,754	80,751
Cash and cash equivalents	32,910	35,247
Restricted cash	6,576	5,196
Accounts receivable, net	30,162	29,576
Notes receivable, net	133,557	126,429
Construction receivables, including retentions, net	19,780	17,865
Construction contract costs and estimated earnings in excess of billings	121	243
Equity method investment	20,777	12,685
Operating lease right-of-use assets	23,440	23,493
Finance lease right-of-use assets	46,711	46,989
Acquired lease intangible assets	111,530	62,038
Other assets	71,248	45,927
Total Assets	$2,251,955	$1,938,063
LIABILITIES AND EQUITY
Indebtedness, net	$1,137,467	$917,556
Liabilities related to assets held for sale	41,364	41,364
Accounts payable and accrued liabilities	23,838	29,589
Construction payables, including retentions	33,177	31,166
Billings in excess of construction contract costs and estimated earnings	15,054	4,881
Operating lease liabilities	31,657	31,648
Finance lease liabilities	46,242	46,160
Other liabilities	54,952	55,876
Total Liabilities	1,383,751	1,158,240
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of March 31, 2022 and December 31, 2021	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 67,695,361 and 63,011,700 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	675	630
Additional paid-in capital	587,474	525,030
Distributions in excess of earnings	(145,687)	(141,360)
Accumulated other comprehensive gain (loss)	6,476	(33)
Total stockholders’ equity	620,023	555,352
Noncontrolling interests in investment entities	23,794	629
Noncontrolling interests in Operating Partnership	224,387	223,842
Total Equity	868,204	779,823
Total Liabilities and Equity	$2,251,955	$1,938,063

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenues	$54,635	$45,741
General contracting and real estate services revenues	24,650	35,563
Total revenues	79,285	81,304
Expenses
Rental expenses	12,669	10,832
Real estate taxes	5,404	5,306
General contracting and real estate services expenses	23,821	34,275
Depreciation and amortization	18,557	18,066
Amortization of right-of-use assets - finance leases	278	189
General and administrative expenses	4,708	4,021
Acquisition, development and other pursuit costs	11	71
Impairment charges	47	3,039
Total expenses	65,495	75,799
Gain on real estate dispositions, net	—	3,717
Operating income	13,790	9,222
Interest income	3,568	4,116
Interest expense	(9,031)	(7,975)
Loss on extinguishment of debt	(158)	—
Change in fair value of derivatives and other	4,182	393
Unrealized credit loss (provision) release	(605)	55
Other income (expense), net	229	179
Income before taxes	11,975	5,990
Income tax benefit	301	19
Net income	12,276	6,009
Net income attributable to noncontrolling interests:
Investment entities	(100)	—
Operating Partnership	(2,183)	(811)
Net income attributable to Armada Hoffler Properties, Inc.	9,993	5,198
Preferred stock dividends	(2,887)	(2,887)
Net income attributable to common stockholders	$7,106	$2,311
Net income attributable to common stockholders per share (basic and diluted)	$0.11	$0.04
Weighted-average common shares outstanding (basic and diluted)	67,128	59,422

Comprehensive income:
Net income	$12,276	$6,009
Unrealized cash flow hedge gains	7,722	2,276
Realized cash flow hedge losses reclassified to net income	787	1,078
Comprehensive income	20,785	9,363
Comprehensive income loss attributable to noncontrolling interests:
Investment entities	(100)	—
Operating Partnership	(4,183)	(1,682)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$16,502	$7,681

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2021	$171,085	$630	$525,030	$(141,360)	$(33)	$555,352	$629	$223,842	$779,823
Net income	—	—	—	9,993	—	9,993	100	2,183	12,276
Unrealized cash flow hedge gains	—	—	—	—	5,907	5,907	—	1,815	7,722
Realized cash flow hedge losses reclassified to net income	—	—	—	—	602	602	—	185	787
Net proceeds from issuance of common stock	—	45	65,149	—	—	65,194	—	—	65,194
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	23,065	—	23,065
Restricted stock awards, net	—	—	1,064	—	—	1,064	—	—	1,064
Acquisitions of noncontrolling interests	—	—	(3,901)	—	—	(3,901)	—	—	(3,901)
Redemption of operating partnership units	—	—	132	—	—	132	—	(132)	—
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.17 per share and unit)	—	—	—	(11,433)	—	(11,433)	—	(3,506)	(14,939)
Balance, March 31, 2022	$171,085	$675	$587,474	$(145,687)	$6,476	$620,023	$23,794	$224,387	$868,204

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2020	$171,085	$591	$472,747	$(112,356)	$(8,868)	$523,199	$488	$233,115	$756,802
Net income	—	—	—	5,198	—	5,198	—	811	6,009
Unrealized cash flow hedge gains	—	—	—	—	1,685	1,685	—	591	2,276
Realized cash flow hedge losses reclassified to net income	—	—	—	—	798	798	—	280	1,078
Net proceeds from issuance of common stock	—	7	8,974	—	—	8,981	—	—	8,981
Restricted stock awards, net	—	1	631	—	—	632	—	—	632
Redemption of operating partnership units	—	—	131	—	—	131	—	(134)	(3)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.15 per share and unit)	—	—	—	(9,008)	—	(9,008)	—	(3,128)	(12,136)
Balance, March 31, 2021	$171,085	$599	$482,483	$(119,053)	$(6,385)	$528,729	$488	$231,535	$760,752

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$12,276	$6,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	13,638	12,599
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	4,919	5,467
Accrued straight-line rental revenue	(1,492)	(1,891)
Amortization of leasing incentives and above or below-market rents	(264)	(252)
Amortization of right-of-use assets - finance leases	278	189
Accrued straight-line ground rent expense	48	33
Unrealized credit loss provision (release)	605	(55)
Adjustment for uncollectable lease accounts	241	272
Noncash stock compensation	1,609	1,017
Impairment charges	47	3,039
Noncash interest expense	909	626
Noncash loss on extinguishment of debt	158	—
Gain on real estate dispositions, net	—	(3,717)
Change in fair value of derivatives and other	(4,182)	(393)
Changes in operating assets and liabilities:
Property assets	69	3,664
Property liabilities	(4,781)	(6,649)
Construction assets	(9,779)	9,354
Construction liabilities	17,067	(19,063)
Interest receivable	(784)	(2,114)
Net cash provided by operating activities	30,582	8,135
INVESTING ACTIVITIES
Development of real estate investments	(28,675)	(9,354)
Tenant and building improvements	(727)	(3,054)
Acquisitions of real estate investments, net of cash received	(93,162)	(28,067)
Dispositions of real estate investments, net of selling costs	—	9,156
Notes receivable issuances	(17,651)	(7,532)
Notes receivable paydowns	11,545	12,291
Leasing costs	(862)	(670)
Contributions to equity method investments	(8,092)	(3,889)
Net cash used for investing activities	(137,624)	(31,119)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	65,194	8,981
Common shares tendered for tax withholding	(773)	(539)
Debt issuances, credit facility and construction loan borrowings	284,113	17,590
Debt and credit facility repayments, including principal amortization	(218,354)	(5,501)
Debt issuance costs	(3,100)	(1,710)
Acquisition of NCI in consolidated RE investments	(3,901)	—
Dividends and distributions	(17,094)	(11,679)
Net cash provided by financing activities	106,085	7,142
Net decrease in cash, cash equivalents, and restricted cash	(957)	(15,842)
Cash, cash equivalents, and restricted cash, beginning of period	40,443	50,430
Cash, cash equivalents, and restricted cash, end of period (1)	$39,486	$34,588

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$732	$3,344
Decrease in accrued capital improvements and development costs	(4,664)	(1,689)
Operating Partnership units redeemed for common shares	132	131
Debt assumed at fair value in conjunction with real estate purchases	156,071	—
Noncontrolling interest in acquired real estate entity	23,065	—
Recognition of finance lease right-of-use assets	—	24,466
Recognition of finance lease liabilities	—	27,940

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$32,910	$24,762
Restricted cash (a)	6,576	9,826
Cash, cash equivalents, and restricted cash	$39,486	$34,588
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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of March 31, 2022, owned 76.7% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries thereof.

As of March 31, 2022, the Company's property portfolio consisted of 57 stabilized operating properties and four properties either under development or not yet stabilized.

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

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Reclassifications

Certain items have been reclassified from their prior year classifications to conform to the current year presentation. The amounts previously classified as Interest expense on indebtedness and Interest expense on finance leases for the three months ended March 31, 2021 in the Condensed Consolidated Statement of Comprehensive Income are now included in a single line item as Interest expense. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

Earnings Per Share

In August 2020, FASB issued ASU 2020-06 an update to ASC Topic 470 and ASC Topic 815, which became effective January 1, 2022. ASU 2020-06 simplifies the accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies diluted earnings per share calculation in certain areas and provides updated disclosure requirements. The Company adopted ASU 2020-06 effective January 1, 2022 and the adoption did not have a material impact on the consolidated financial statements.

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for a description of other accounting principles upon which basis the accompanying consolidated financial statements were prepared.

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

Net operating income of the Company’s reportable segments for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Office real estate
Rental revenues	$17,023	$11,635
Rental expenses	4,140	2,875
Real estate taxes	1,504	1,358
Segment net operating income	11,379	7,402
Retail real estate
Rental revenues	21,430	18,255
Rental expenses	3,501	2,836
Real estate taxes	2,238	2,027
Segment net operating income	15,691	13,392
Multifamily residential real estate
Rental revenues	16,182	15,851
Rental expenses	5,028	5,121
Real estate taxes	1,662	1,921
Segment net operating income	9,492	8,809
General contracting and real estate services
Segment revenues	24,650	35,563
Segment expenses	23,821	34,275
Segment gross profit	829	1,288
Net operating income	$37,391	$30,891

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended March 31, 2022 and 2021 exclude revenue related to intercompany construction contracts of $8.6 million and $2.0 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the three months ended March 31, 2022 and 2021 exclude expenses related to intercompany construction contracts of $8.5 million and $2.0 million, respectively.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net operating income	$37,391	$30,891
Depreciation and amortization	(18,557)	(18,066)
Amortization of right-of-use assets - finance leases	(278)	(189)
General and administrative expenses	(4,708)	(4,021)
Acquisition, development and other pursuit costs	(11)	(71)
Impairment charges	(47)	(3,039)
Gain on real estate dispositions, net	—	3,717
Interest income	3,568	4,116
Interest expense	(9,031)	(7,975)
Loss on extinguishment of debt	(158)	—
Change in fair value of derivatives and other	4,182	393
Unrealized credit loss (provision) release	(605)	55
Other income (expense), net	229	179
Income tax benefit	301	19
Net income	$12,276	$6,009

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses, including corporate office personnel compensation and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

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

Lessor Disclosures

As a lessor, the Company leases its properties under operating leases and recognizes base rents on a straight-line basis over the lease term. The Company also recognizes revenue from tenant recoveries, through which tenants reimburse the Company on an accrual basis for certain expenses such as utilities, janitorial services, repairs and maintenance, security and alarms, parking lot and ground maintenance, administrative services, management fees, insurance, and real estate taxes. Rental revenues are reduced by the amount of any leasing incentives amortized on a straight-line basis over the term of the applicable lease. In addition, the Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. Many tenant leases include one or more options to renew, with renewal terms that can extend the lease term from one to 25 years, or more. The exercise of lease renewal options is at the tenant's sole discretion. The Company includes a renewal period in the lease term only if it appears at lease inception that the renewal is reasonably assured.

Rental revenue for the three months ended March 31, 2022 and 2021 comprised the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Base rent and tenant charges	$52,879	$43,598
Accrued straight-line rental adjustment	1,492	1,891
Lease incentive amortization	(173)	(159)
Above/below market lease amortization	437	411
Total rental revenue	$54,635	$45,741

5. Real Estate Investment

Property Acquisitions

Exelon

On January 14, 2022, the Company acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the Exelon Building for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Exelon Building is a mixed-use structure located in Baltimore's Harbor Point and is comprised of an office building, the Constellation Office, that serves as the headquarters for Constellation Energy Corp., which was spun-off from Exelon, a Fortune 100 energy company, in February 2022, as well as a small multifamily component, 1305 Dock Street. The Constellation Office includes a parking garage and retail space. The Exelon Building was subject to a $156.1 million loan, which the Company immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of the Bloomberg Short-Term Bank Yield Index ("BSBY") plus a spread of 1.50% and will mature on November 1, 2026.

The following table summarizes the purchase price allocation (including acquisition costs) based on relative fair value of the assets acquired for the two operating properties purchased during the three months ended March 31, 2022 (in thousands):

Exelon Building
Land	$23,317
Site improvements	141
Building	194,916
In-place leases	53,705
Above-market leases	306
Net assets acquired	$272,385

Ten Tryon

On January 14, 2022, the Company acquired the remaining 20% ownership interest in the entity that is developing the Ten Tryon project in Charlotte, North Carolina for a cash payment of $3.9 million. The Company recorded the amount as an adjustment to additional paid-in-capital.

Equity Method Investment

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the three months ended March 31, 2022, the Company invested $8.2 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $42.0 million relating to this project. As of March 31, 2022 and December 31, 2021, the carrying value of the Company's investment in Harbor Point Parcel 3 was $20.9 million and $12.7 million, respectively. For the three months ended March 31, 2022, Harbor Point Parcel 3 had no operating activity, and therefore the Company received no allocated income.

Based on the terms of the operating agreement, the Company has concluded that Harbor Point Parcel 3 is a VIE and that the Company holds a variable interest. The Company does not have the power to direct the activities of the project that most significantly impact its performance, including activity as the managing member of the entity. Accordingly, the Company is not the project's primary beneficiary and, therefore, does not consolidate Harbor Point Parcel 3 in its consolidated financial statements. The Company has significant influence over the project due to its 50% ownership as well as certain rights and responsibilities relating to the development project. The Company's investment in the project is recorded as an equity method investment in the consolidated balance sheets.

6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of March 31, 2022 and December 31, 2021 ($ in thousands):

	Outstanding loan amount (a)						Interest compounding
Development Project	March 31, 2022		December 31, 2021	Maximum loan commitment		Interest rate
City Park 2	$4,739		$—	$20,594		13.0%	Annually
Interlock Commercial	83,974		95,379	107,000	(b)	15.0%	None
Nexton Multifamily	24,180		23,567	22,315		11.0%	Annually
Total mezzanine & preferred equity	112,893		118,946	$149,909
Exelon note receivable	12,834		—
Other notes receivable	7,343		7,234
Notes receivable guarantee premium	1,665		1,243
Allowance for credit losses	(1,178)	(c)	(994)
Total notes receivable	$133,557		$126,429
________________________________________
(a) Outstanding loan amounts include any accrued and unpaid interest, as applicable.
(b) This amount includes interest reserves.
(c) The amount excludes $0.4 million of Current Expected Credit Losses ("CECL") allowance that relates to the unfunded commitments, which was recorded as a liability under Other Liabilities in the consolidated balance sheet.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three months ended March 31, 2022 and 2021 as follows (in thousands):

	Three Months Ended March 31,
Development Project	2022		2021
City Park 2	$19	(a)	$—
Interlock Commercial	2,826	(a)	3,075	(a)
Nexton Multifamily	614		—
Solis Apartments at Interlock	—		938
Total mezzanine	3,459		4,013
Other interest income	109		103
Total interest income	$3,568		$4,116
________________________________________
(a) Includes recognition of interest income related to fee amortization.

City Park 2

On March 23, 2022, the Company entered into a $20.6 million preferred equity investment for the development of a multifamily property located in Charlotte, North Carolina. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on April 28, 2026, and it is accounted for as a note receivable. The Company's investment bears interest at a rate of 13%, compounded annually.

Management has concluded that this entity is a VIE. Because the other investor in the project, TP City Park 2 LLC, is the developer of City Park 2 Multifamily, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Interlock Commercial

During February 2022, the Company received $13.5 million as a partial repayment of the Interlock Commercial mezzanine loan, which consisted of $11.1 million of principal and $2.4 million of interest, reducing the outstanding loan amount to $84.0 million.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities and preferred equity investments. As of March 31, 2022, the Company had three mezzanine loans (including the Nexton Multifamily and City Park 2 preferred equity investments that are accounted for as notes receivable), each of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

On a quarterly basis, the Company compares the risk inherent in its loans to industry loan loss data experienced during past business cycles. The Company updated the risk ratings for each of its notes receivable as of March 31, 2022 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of March 31, 2022 was "Pass" rated.

At December 31, 2021, the Company reported $126.4 million of notes receivable, net of allowances of $1.0 million. At March 31, 2022, the Company reported $133.6 million of notes receivable, net of allowances of $1.2 million. Changes in the allowance for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$994	$2,584
Unrealized credit loss provision (release)	605	(55)
Extinguishment due to acquisition	—	(788)
Ending balance (a)	$1,599	$1,741
________________________________________
(a) The amount as of March 31, 2022 includes $0.4 million of allowance related to the unfunded commitments, which was recorded as Other liabilities on the Consolidated Balance Sheet.

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of March 31, 2022, the Company had the Exelon note, which bears interest at 3% per annum, on non-accrual status. The principal balance of the note receivable is adequately secured by the seller's partnership interest. As of March 31, 2022 and December 31, 2021, there were no other loans on non-accrual status.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of March 31, 2022 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$243	$4,881	$138	$6,088
Revenue recognized that was included in the balance at the beginning of the period	—	(4,881)	—	(6,088)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	15,055	—	3,143
Transferred to receivables	(266)	—	(138)	—
Construction contract costs and estimated earnings not billed during the period	121	—	54	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	23	(1)	—	(81)
Ending balance	$121	$15,054	$54	$3,062

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.7 million and $2.2 million were deferred as of March 31, 2022 and December 31, 2021, respectively. Amortization of pre-contract costs for both the three months ended March 31, 2022 and 2021 was $0.1 million.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of March 31, 2022 and December 31, 2021, construction receivables included retentions of $5.8 million and $3.1 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of March 31, 2022 during the next twelve months. As of March 31, 2022 and December 31, 2021, construction payables included retentions of $6.9 million and $4.2 million, respectively. The Company expects to pay substantially all construction payables outstanding as of March 31, 2022 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Costs incurred on uncompleted construction contracts	$368,128	$379,993
Estimated earnings	14,473	15,115
Billings	(397,534)	(399,746)
Net position	$(14,933)	$(4,638)

Construction contract costs and estimated earnings in excess of billings	$121	$243
Billings in excess of construction contract costs and estimated earnings	(15,054)	(4,881)
Net position	$(14,933)	$(4,638)
The above table reflects the net effect of projects closed as of March 31, 2022 and December 31, 2021, respectively.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning backlog	$215,518	$71,258
New contracts/change orders	228,603	3,124
Work performed	(24,682)	(35,544)
Ending backlog	$419,439	$38,838

The Company expects to complete a majority of the uncompleted contracts in place as of March 31, 2022 during the next 12 to 24 months.

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
The revolving credit facility bears interest at the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from 1.30% to 1.85% and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility.

As of March 31, 2022 and December 31, 2021, the outstanding balance on the revolving credit facility was $65.0 million and $5.0 million, respectively. The outstanding balance on the term loan facility was $205.0 million as of both dates. As of March 31, 2022, the effective interest rates on the revolving credit facility and the term loan facility were 1.95% and 1.90%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

Other 2022 Financing Activity

On January 5, 2022, the Company contributed $2.6 million to the Harbor Point Parcel 3 joint venture in order to meet the lender's equity funding requirement since a $15.0 million standby letter of credit, which was available for draw down on the revolving credit facility in the event the Company did not meet its equity requirement, expired on January 4, 2022.

On January 14, 2022, the Company acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the mixed-use property known as the Exelon Building. The property was subject to a $156.1 million loan, which the Company immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of BSBY plus a spread of 1.50% and will mature on November 1, 2026.

On January 19, 2022, the Company paid off the $14.1 million balance of the loan secured by the Delray Beach Plaza shopping center.

On March 3, 2022, the Company paid off the $10.3 million balance of the loan secured by the Red Mill West Commons shopping center.

During the three months ended March 31, 2022, the Company borrowed $14.2 million under its existing construction loans to fund new development and construction.

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

As of March 31, 2022, the Company had the following LIBOR, Secured Overnight Financing Rate ("SOFR"), and BSBY interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate		Premium Paid
5/15/2019	6/1/2022	$100,000		2.50% (LIBOR)		$288
7/1/2020	7/1/2023	100,000	(a)	0.50% (LIBOR)		232
11/1/2020	11/1/2023	84,375	(a)	1.84% (SOFR)	(b)	91
2/2/2021	2/1/2023	100,000		0.50% (LIBOR)		45
3/4/2021	4/1/2023	14,479		2.50% (LIBOR)		4
5/5/2021	5/1/2023	50,000		0.50% (LIBOR)		75
5/5/2021	5/1/2023	35,100		0.50% (LIBOR)		55
6/16/2021	7/1/2023	100,000		0.50% (LIBOR)		120
1/11/2022	2/1/2024	175,000		4.00% (BSBY)	(b)	154
Total		$758,954				$1,064

________________________________________
(a) Designated as a cash flow hedge.
(b) These interest rate caps are subject to SOFR and BSBY, which have been identified as alternatives to LIBOR.

As of March 31, 2022, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	(a)	1-month LIBOR		2.26%	3.71%	4/1/2019	10/26/2022
Senior unsecured term loan	50,000		1-month LIBOR		2.78%	4.23%	5/1/2018	5/1/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,244	(a)	1-month LIBOR		2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	(a)	1-month LIBOR		3.02%	4.47%	10/12/2018	10/12/2023
Senior unsecured term loan	25,000	(a)	1-month LIBOR		0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR		0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR		0.55%	2.00%	4/1/2020	4/1/2024
Thames Street Wharf	70,403	(a)	1-month BSBY	(b)	1.05%	2.35%	9/30/2021	9/30/2026
Total	$289,147
________________________________________
(a) Designated as a cash flow hedge.
(b) This interest rate swap is subject to BSBY, which has been identified as an alternative to LIBOR.

For the interest rate swaps and caps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the Condensed Consolidated Statements of Comprehensive Income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates recognizing approximately $2.2 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive gain into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$50,000	$—	$(533)	$50,000	$—	$(1,454)
Interest rate caps	574,579	4,468	—	399,579	1,019	—
Total derivatives not designated as accounting hedges	624,579	4,468	(533)	449,579	1,019	(1,454)
Derivatives designated as accounting hedges
Interest rate swaps	239,146	6,414	(530)	239,633	1,317	(2,013)
Interest rate caps	184,375	2,477	—	384,375	590	—
Total derivatives	$1,048,100	$13,359	$(1,063)	$1,073,587	$2,926	$(3,467)

The changes in the fair value of the Company’s derivatives during the three months ended March 31, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest rate swaps	$6,757	$2,462
Interest rate caps	5,182	241
Total change in fair value of interest rate derivatives	$11,939	$2,703
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$4,217	$427
Unrealized cash flow hedge gains (losses)	7,722	2,276
Total change in fair value of interest rate derivatives	$11,939	$2,703

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

During the three months ended March 31, 2022, the Company issued and sold 475,074 shares of common stock at a weighted average price of $15.21 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $7.1 million. During the three months ended March 31, 2022, the Company did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of May 3, 2022.

On January 11, 2022, the Company completed an underwritten public offering of 4,025,000 shares of common stock, which were pre-purchased from the Company by the underwriter at a purchase price of $14.45 per share of common stock including fees, resulting in net proceeds after offering costs of $58.0 million.

Noncontrolling Interests

As of March 31, 2022 and December 31, 2021, the Company held a 76.7% and 75.3% common interest in the Operating Partnership, respectively. As of March 31, 2022, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 76.7% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of March 31, 2022, there were 20,621,336 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $23.8 million relates to the minority partners' interest in certain joint venture entities as of March 31, 2022, including $23.2 million for minority partners’ interest in the Exelon Building. The noncontrolling interest for consolidated real estate entities was $0.6 million as of December 31, 2021.

On January 1, 2022, due to the holders of Class A Units tendering an aggregate of 12,149 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

Dividends and Distributions

During the three months ended March 31, 2022, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	10/25/2021	12/29/2021	01/06/2022	0.17	14,209
Common Stock/Class A Units	02/23/2022	03/30/2022	04/07/2022	0.17	15,014
Series A Preferred Stock	10/25/2021	01/03/2022	01/14/2022	0.421875	2,887
Series A Preferred Stock	02/23/2022	04/01/2022	04/15/2022	0.421875	2,887

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of March 31, 2022, there were 432,603 shares available for issuance under the Equity Plan.

During the three months ended March 31, 2022, the Company granted an aggregate of 224,027 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $14.84 per share. Of those shares, 52,088 were surrendered by the employees for income tax withholdings. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Beginning with grants made in 2021, executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the three months ended March 31, 2022 and 2021, the Company recognized $1.8 million and $1.2 million, respectively, of stock-based compensation cost. As of March 31, 2022, there were 214,210 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $2.6 million, which the Company expects to recognize over the next 36 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net (a)	$1,178,831	$1,184,117	$958,910	$976,520
Notes receivable, net	133,557	133,557	126,429	126,429
Interest rate swap liabilities	1,063	1,063	3,467	3,467
Interest rate swap and cap assets	13,359	13,359	2,926	2,926
_______________________________________
(a) The values as of March 31, 2022 and December 31, 2021 include the loan reclassified to liabilities related to assets held for sale.

13. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue and gross profit from construction contracts with these entities for the three months ended March 31, 2022 were immaterial. Revenue and gross profit from construction contracts with these entities for the three months ended March 31, 2021 were $12.4 million and $0.5 million, respectively. As of March 31, 2022 and December 31, 2021, there was $2.1 million and $4.1 million, respectively, outstanding from related parties of the Company included in net construction receivables.

The general contracting services described above include contracts with an aggregate price of $81.6 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage located in Virginia Beach, Virginia. The developer is owned in part by certain executives of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in 2019 and were substantially complete as of March 31, 2022. Aggregate gross profit was projected at $3.9 million to the Company, representing a gross profit margin of 5.1% as of March 31, 2022. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, which remains outstanding as of March 31, 2022.

The Operating Partnership entered into tax protection agreements that indemnify certain directors and executive officers of the Company from their tax liabilities resulting from the potential future sale of certain of the Company’s properties prior to May 13, 2023.

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

Guarantees

In connection with the Company's mezzanine lending activities, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of March 31, 2022, the Company had an outstanding payment guarantee for Interlock Commercial for $37.5 million. The Company has recorded a $1.7 million liability and corresponding addition to notes receivable relating to this guarantee.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $2.1 million as of both March 31, 2022 and December 31, 2021. In addition, as of March 31, 2022, the Company has outstanding a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project.

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

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of March 31, 2022, the Company had three notes receivable with a total of $15.7 million of unfunded commitments. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of March 31, 2022, the Company has recorded a $0.4 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in Other liabilities in the consolidated balance sheet. See Note 6 for more information.

15. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Real Estate

On April 1, 2022, the Company completed the sale of the Hoffler Place for a sale price of $43.1 million.

On April 1, 2022, the Company acquired a 90% interest in Harbor Point Parcel 4, a joint venture with Beatty Development Group, for the purpose of developing a mixed-use project, which is planned to include multifamily units, retail space, and a parking garage. The Company has a projected equity commitment of $74.0 million relating to this project.

On April 11, 2022, the Company exercised its option to acquire an additional 16% of the partnership that owns Annapolis Junction Apartments, increasing its ownership to 95%.

On April 11, 2022, the Company paid a $1.1 million earn-out to its joint venture partner for Gainesville Apartments due to the receipt of the certificate of occupancy on April 8, 2022 and per the terms specified in the joint venture's operating agreement.

On April 25, 2022, the Company completed the sale of the Summit Place for a sale price of $37.8 million.

Indebtedness

On April 25, 2022, Harbor Point Parcel 3 Development, LLC, a joint venture to which we are party, entered into a construction loan agreement for $161.5 million.

On April 25, 2022, Harbor Point Parcel 4 Development, LLC, a joint venture to which we are party, entered into a construction loan agreement for $109.7 million.

In April 2022, the Company borrowed $15.0 million under the revolving credit facility.

In April 2022, the Company borrowed $1.3 million on its construction loans to fund development activities.

The Company is currently not compliant with a lease-up requirement stipulated by the syndicated loan secured by Wills Wharf. The covenant requires the property to be 75% leased, and the property is currently 70% leased. As a result, the loan administrator ordered an appraisal for the property, and in April 2022 the Company agreed to restrict $4.3 million of cash as additional collateral for the loan. The Company is currently in compliance with all covenants on its other outstanding indebtedness.

Derivative Financial Instruments

On April 7, 2022, the Company entered into a BSBY interest rate cap corridor agreement on a notional amount of $175.0 million. The Company purchased an interest rate cap at 1.0% and sold an interest rate cap at 3.0% for a net premium of $3.6 million to provide a level of protection from the effect of rising interest rates. The interest rate cap corridor will expire on February 1, 2024.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•adverse economic or real estate developments, either nationally or in the markets in which our properties are located, including as a result of the COVID-19 pandemic;
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

Business Description

We are a vertically-integrated, self-managed REIT with four decades of experience developing, building, acquiring and managing high-quality office, retail and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. We also provide general construction and development services to third-party clients, in addition to developing and building properties to be placed in our stabilized portfolio. As of March 31, 2022, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
Constellation Office	Office	Baltimore, Maryland**	79%	(1)
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland**	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail	Retail	Newport News, Virginia	65%	(2)
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Delray Beach Plaza	Retail	Delray Beach, Florida	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Greenbrier Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%

Property	Segment	Location	Ownership Interest
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek	Retail	Mount Pleasant, South Carolina	70%	(2)
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Nexton Square	Retail	Summerville, South Carolina	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Point Center	Retail	Durham, North Carolina	100%
Overlook Village	Retail	Asheville, North Carolina	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1305 Dock Street	Multifamily	Baltimore, Maryland**	79%	(1)
1405 Point	Multifamily	Baltimore, Maryland**	100%
Edison Apartments	Multifamily	Richmond, Virginia	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Hoffler Place	Multifamily	Charleston, South Carolina	100%	(3)
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
Summit Place	Multifamily	Charleston, South Carolina	100%	(3)
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
The Residences at Annapolis Junction	Multifamily	Annapolis Junction, Maryland	79%	(2)(4)
________________________________________
*Located in the Town Center of Virginia Beach
**Located at Harbor Point in Baltimore
(1) We own a 90% economic interest in this property, including an 11% economic interest through a note receivable.
(2) We are entitled to a preferred return on our investment in this property.
(3) Held for sale as of March 31, 2022.
(4) We acquired an additional 16% membership interest in this property on April 11, 2022.

As of March 31, 2022, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Wills Wharf	Office	Baltimore, Maryland**	100%
Chronicle Mill	Multifamily	Belmont, North Carolina	85%	(1)
Gainesville Apartments	Multifamily	Gainesville, Georgia	95%	(2)
Southern Post	Mixed-use	Roswell, Georgia	100%
________________________________________
**Located at Harbor Point in Baltimore
(1) We are entitled to a preferred return on our investment in this property.
(2) We were required to purchase our joint venture partner's ownership interest after completion of the project, contingent upon obtaining a certificate of occupancy and achieving certain thresholds of net operating income. On April 11, 2022, we paid a $1.1 million earn-out to the joint venture partner due to the receipt of the certificate of occupancy. The other contingent events have not yet been satisfied.

Acquisitions

On January 14, 2022, we acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the Exelon Building for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Exelon Building is a mixed-use structure located in Baltimore's Harbor Point and is comprised of an office building, the Constellation Office, that serves as the headquarters for Constellation Energy Corp., which was spun-off from Exelon, a Fortune 100 energy company, in February 2022, as well as a small multifamily component, 1305 Dock Street. The Constellation Office also includes a parking garage and retail space. The Exelon Building was subject to a $156.1 million loan, which we immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of the Bloomberg Short-Term Bank Yield Index ("BSBY") plus a spread of 1.50% and will mature on November 1, 2026.

On January 14, 2022, we acquired the remaining 20% ownership interest in the partnership that is developing the Ten Tryon project in Charlotte, North Carolina for a cash payment of $3.9 million.

On April 11, 2022, we exercised our option to acquire an additional 16% of the partnership that owns Annapolis Junction Apartments, increasing our ownership to 95%.

Joint Venture Investments

On April 1, 2022, the Company acquired a 90% interest in Harbor Point Parcel 4, a joint venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include multifamily units, retail space, and a parking garage. The Company has a projected equity commitment of $74.0 million relating to this project.

Dispositions

On April 1, 2022, the Company completed the sale of the Hoffler Place for a sale price of $43.1 million.

On April 25, 2022, the Company completed the sale of the Summit Place for a sale price of $37.8 million.

First Quarter 2022 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2022 and other recent developments:

•Net income attributable to common stockholders and OP Unitholders of $9.3 million, or $0.11 per diluted share, compared to $3.1 million, or $0.04 per diluted share, for the three months ended March 31, 2021.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $27.6 million, or $0.31 per diluted share, compared to $20.8 million, or $0.26 per diluted share, for the three months ended March 31, 2021. See "Non-GAAP Financial Measures."

•Normalized funds from operations available to common stockholders and OP Unitholders ("Normalized FFO") of $24.5 million, or $0.28 per diluted share, compared to $20.6 million, or $0.26 per diluted share, for the three months ended March 31, 2021. See "Non-GAAP Financial Measures."

•Stabilized operating property portfolio occupancy increased to 97.1% as of March 31, 2022. Office occupancy was 97.3%, retail occupancy was 96.7%, and multifamily occupancy was 97.3%.

•Same Store net operating income ("NOI") increased 7.3% on a GAAP (as defined below) basis compared to the quarter ended March 31, 2021.
◦Multifamily same store NOI increased 15.3% on a GAAP basis.
◦Commercial same store NOI increased 4.3% on a GAAP basis.

•Positive releasing spreads during the first quarter of 11.8% on a GAAP basis for retail and 11.3% on a GAAP basis for office.

•Completed the acquisition of the Class A+ mixed-use Exelon Building in Baltimore's Harbor Point. The building features 444,000 square feet of Class A office space, 103 multifamily units, 38,500 square feet of retail space, and 750 parking spaces, which will complement the Company's existing Harbor Point portfolio and development. In January, the Company raised $58.0 million at $14.45 per share through an underwritten common stock offering in conjunction with this acquisition.

•Amended the Company’s Bylaws to relax the requirements necessary for stockholders to submit binding proposals.

•Appointed Matthew Barnes-Smith as Chief Financial Officer in accordance with the Company’s strategic succession plan. Former Chief Financial Officer, Michael O'Hara was a key contributor to the Company for over 25 years and will continue with the Company through the end of the year to facilitate an orderly transition of his responsibilities to Mr. Barnes-Smith and oversee the Company’s major investments at Harbor Point.

•In April, completed the disposition of two student housing assets in Charleston for $81 million.

•In April, issued our 2021 Sustainability Report that highlights the Company's ongoing commitment to environmental, workplace health and safety, corporate social responsibility, corporate governance, and other sustainability matters over the course of 2021.

Segment Results of Operations

As of March 31, 2022, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Rental revenues	$17,023	$11,635	$5,388
Property expenses	5,644	4,233	1,411
Segment NOI	$11,379	$7,402	$3,977

Office segment NOI for the three months ended March 31, 2022 increased 53.7% primarily due to the acquisition of the Constellation Office in January 2021.

Office Same Store Results

Office same store results for the three months ended March 31, 2022 and 2021 exclude Wills Wharf and the Constellation Office.

Office same store rental revenues, property expenses, and NOI for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Rental revenues	$10,175	$10,210	$(35)
Property expenses	3,562	3,484	78
Same Store NOI	$6,613	$6,726	$(113)
Non-Same Store NOI	4,766	676	4,090
Segment NOI	$11,379	$7,402	$3,977

Office same store NOI for the three months ended March 31, 2022 was materially consistent with the three months ended March 31, 2021.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Rental revenues	$21,430	$18,255	$3,175
Property expenses	5,739	4,863	876
Segment NOI	$15,691	$13,392	$2,299

Retail segment NOI for the three months ended March 31, 2022 increased 17.2% compared to the three months ended March 31, 2021 primarily due to the acquisitions of Delray Beach Plaza, Greenbrier Square, and Overlook Village, as well as increased occupancy and less bad debt reserves for various properties in the same store portfolio.

Retail Same Store Results

Retail same store results for the three months ended March 31, 2022 and 2021 exclude Delray Beach Plaza, Greenbrier Square, Overlook Village, and Premier Retail.

Retail same store rental revenues, property expenses, and NOI for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Rental revenues	$18,447	$17,112	$1,335
Property expenses	4,696	4,320	376
Same Store NOI	$13,751	$12,792	$959
Non-Same Store NOI	1,940	600	1,340
Segment NOI	$15,691	$13,392	$2,299

Retail same store NOI for the three months ended March 31, 2022 increased 7.5% compared to the three months ended March 31, 2021, which was primarily a result of a decrease in bad debt reserves and higher occupancy rates throughout the portfolio.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Rental revenues	$16,182	$15,851	$331
Property expenses	6,690	7,042	(352)
Segment NOI	$9,492	$8,809	$683

Multifamily segment NOI for the three months ended March 31, 2022 increased 7.8% compared to the three months ended March 31, 2021 primarily due to the acquisition of 1305 Dock Street Apartments and higher occupancy and rental rates at The Cosmopolitan, 1405 Point, The Residences at Annapolis Junction, Encore Apartments, and Edison Apartments. The increase was partially offset by the disposition of Johns Hopkins Village in November 2021.

Multifamily Same Store Results

Multifamily same store results for the three months ended March 31, 2022 and 2021 exclude 1305 Dock Street Apartments, Hoffler Place, Gainesville Apartments, and Summit Place.

Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Rental revenues	$13,337	$12,027	$1,310
Property expenses	5,050	4,841	209
Same Store NOI	$8,287	$7,186	$1,101
Non-Same Store NOI	1,205	1,623	(418)
Segment NOI	$9,492	$8,809	$683

Multifamily same store NOI for the three months ended March 31, 2022 increased 15.3% compared to the three months ended March 31, 2021 primarily due to higher rental and occupancy rates across the portfolio.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Segment revenues	$24,650	$35,563	$(10,913)
Segment expenses	23,821	34,275	(10,454)
Segment gross profit	$829	$1,288	$(459)
Operating margin	3.4%	3.6%	(0.2)%

General contracting and real estate services segment gross profit for the three months ended March 31, 2022 decreased 35.6% compared to the three months ended March 31, 2021 primarily due to the timing of certain project start dates in the three months ended March 31, 2022.

The changes in third party construction backlog for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning backlog	$215,518	$71,258
New contracts/change orders	228,603	3,124
Work performed	(24,682)	(35,544)
Ending backlog	$419,439	$38,838

As of March 31, 2022, we had $164.1 million in the backlog on the Harbor Point Parcel 3 project, $53.6 million in the backlog on the Innsbrook Apartments & Townhomes project, $47.1 million in the backlog on the Adams Hill Apartments project, and $44.9 million in the backlog on the Atlantic Springs Apartments project. The increase in new contracts is primarily due to the Harbor Point Parcel 3 project, which added $158.1 million to the backlog in the three months ended March 31, 2022.

Consolidated Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
	(unaudited)
Revenues
Rental revenues	$54,635	$45,741	$8,894
General contracting and real estate services revenues	24,650	35,563	(10,913)
Total revenues	79,285	81,304	(2,019)
Expenses
Rental expenses	12,669	10,832	1,837
Real estate taxes	5,404	5,306	98
General contracting and real estate services expenses	23,821	34,275	(10,454)
Depreciation and amortization	18,557	18,066	491
Amortization of right-of-use assets - finance leases	278	189	89
General and administrative expenses	4,708	4,021	687
Acquisition, development and other pursuit costs	11	71	(60)
Impairment charges	47	3,039	(2,992)
Total expenses	65,495	75,799	(10,304)
Gain on real estate dispositions, net	—	3,717	(3,717)
Operating income	13,790	9,222	4,568
Interest income	3,568	4,116	(548)
Interest expense	(9,031)	(7,975)	(1,056)
Loss on extinguishment of debt	(158)	—	(158)
Change in fair value of derivatives and other	4,182	393	3,789
Unrealized credit loss (provision) release	(605)	55	(660)
Other income (expense), net	229	179	50
Income before taxes	11,975	5,990	5,985
Income tax benefit	301	19	282
Net income	12,276	6,009	6,267
Net loss attributable to noncontrolling interests in investment entities	(100)	—	(100)
Preferred stock dividends	(2,887)	(2,887)	—
Net income attributable to common stockholders and OP Unitholders	$9,289	$3,122	$6,167

Rental revenues for the three months ended March 31, 2022 increased 19.4% compared to the three months ended March 31, 2021 as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Office	$17,023	$11,635	$5,388
Retail	21,430	18,255	3,175
Multifamily	16,182	15,851	331
	$54,635	$45,741	$8,894

Office rental revenues for the three months ended March 31, 2022 increased 46.3% compared to the three months ended March 31, 2021 primarily as a result of the acquisition of the Constellation Office, higher occupancy at Wills Wharf, and an increase in recoverable expenses at Thames Street Wharf.

Retail rental revenues for the three months ended March 31, 2022 increased 17.4% compared to the three months ended March 31, 2021 primarily as a result of the acquisitions of Delray Beach Plaza, Greenbrier Square, and Overlook Village, as well as higher occupancy at multiple properties. Additionally, rental revenue has increased for Harrisonburg Regal due to higher collections received from Regal Cinemas. These increases were partially offset by the dispositions of Oakland Marketplace and Socastee Commons.

Multifamily rental revenues for the three months ended March 31, 2022 moderately increased compared to the three months ended March 31, 2021 primarily as a result of the acquisition of 1305 Dock Street Apartments and higher occupancy and rental rates at multiple properties. These increases were mostly offset by the disposition of Johns Hopkins Village.

General contracting and real estate services revenues for the three months ended March 31, 2022 decreased 30.7% compared to the three months ended March 31, 2021 due to the timing of certain project start dates in the three months ended March 31, 2022.

Rental expenses for the three months ended March 31, 2022 increased 17.0% compared to the three months ended March 31, 2021 as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Office	$4,140	$2,875	$1,265
Retail	3,501	2,836	665
Multifamily	5,028	5,121	(93)
	$12,669	$10,832	$1,837

Office rental expenses for the three months ended March 31, 2022 increased 44.0% compared to the three months ended March 31, 2021 primarily due to the acquisition of the Constellation Office as well as the Wills Wharf property that was fully placed into service in June 2021.

Retail rental expenses for the three months ended March 31, 2022 increased 23.4% compared to the three months ended March 31, 2021 primarily due to the acquisitions of Delray Beach Plaza, Greenbrier Square and Overlook Village. The increases were partially offset by the dispositions of Oakland Marketplace and Socastee Commons.

Multifamily rental expenses for the three months ended March 31, 2022 decreased slightly compared to the three months ended March 31, 2021 primarily due to the disposition of Johns Hopkins Village. This was mostly offset by the acquisition of 1305 Dock Street Apartments and Gainesville Apartments, which was placed into service beginning in January 2022.

Real estate taxes for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Office	$1,504	$1,358	$146
Retail	2,238	2,027	211
Multifamily	1,662	1,921	(259)
	$5,404	$5,306	$98

Office real estate taxes for the three months ended March 31, 2022 increased 10.8% compared to the three months ended March 31, 2021 primarily due to the acquisition of the Constellation Office, partially offset by an adjustment for Wills Wharf for the three months ended March 31, 2022 resulting from changes in assessed value.

Retail real estate taxes for the three months ended March 31, 2022 increased 10.4% compared to the three months ended March 31, 2021 primarily as a result of the acquisitions of Greenbrier Square, Delray Beach Plaza, and Overlook Village. The increase was partially offset by the dispositions of Oakland Marketplace and Socastee Commons.

Multifamily real estate taxes for the three months ended March 31, 2022 decreased 13.5% compared to the three months ended March 31, 2021 primarily due to the disposition of Johns Hopkins Village, which was partially offset by the acquisition of 1305 Dock Street Apartments.

General contracting and real estate services expenses for the three months ended March 31, 2022 decreased 30.5% compared to the three months ended March 31, 2021 due to the timing of certain project start dates in the three months ended March 31, 2022.

Depreciation and amortization for the three months ended March 31, 2022 increased 2.7% compared to the three months ended March 31, 2021 due to property acquisitions and development deliveries. The increases were partially offset by dispositions in 2021 and certain assets that became fully depreciated.

Amortization of right-of-use assets - finance leases for the three months ended March 31, 2022 increased 47.1% compared to the three months ended March 31, 2021 primarily due to the acquisition of Delray Beach Plaza, which has a ground lease classified as a finance lease.

General and administrative expenses for the three months ended March 31, 2022 increased 17.1% compared to the three months ended March 31, 2021 primarily due to higher compensation, benefits, and training and development resulting from increased investment in human capital and sustainability initiatives.

Acquisition, development and other pursuit costs for the three months ended March 31, 2022 decreased 84.5% compared to the three months ended March 31, 2021 as a result of higher write off of costs for the three months ended March 31, 2021 relating to certain development projects and acquisitions that are no longer probable.

Impairment charges for the three months ended March 31, 2021 relate to the impairment recognized on Socastee Commons. Impairment charges for the three months ended March 31, 2022 were immaterial.

Gain on real estate dispositions for the three months ended March 31, 2021 relates to the sale of the 7-Eleven at Hanbury Village, Oakland Marketplace, and easement rights at a non-operating land parcel. There was no gain or loss recognized for the three months ended March 31, 2022.

Interest income for the three months ended March 31, 2022 decreased 13.3% compared to the three months ended March 31, 2021, primarily as a result of the lower notes receivable balance in the current period due to the repayment of certain of our mezzanine loans during 2021. The decrease also resulted from the partial repayment of $13.5 million of the Interlock Commercial mezzanine loan, which consisted of $11.1 million of principal and $2.4 million of interest, reducing the outstanding loan amount to $84.0 million.

Interest expense for the three months ended March 31, 2022 increased 13.2% compared to the three months ended March 31, 2021, primarily due to the loans obtained and assumed in connection with acquisitions.

Loss on extinguishment of debt of $0.2 million for the three months ended March 31, 2022 primarily relates to the loan payoffs on Red Mill West and Delray Beach Plaza. There was no loss on extinguishment recognized for the three months ended March 31, 2021.

The change in fair value of derivatives and other for the three months ended March 31, 2022 includes fair value increases for our derivative instruments due to increases in forward LIBOR (the London Inter-Bank Offered Rate) and BSBY.

Unrealized credit loss (provision) release for the three months ended March 31, 2022 increased by $0.7 million primarily due to the recognition of credit loss reserve for the City Park 2 preferred equity investment.

Other income (expense), net for the three months ended March 31, 2022 was materially consistent with three months ended March 31, 2021.

The income tax provision and benefits that we recognized during the three months ended March 31, 2022 and 2021 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses, and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects, mezzanine loan funding requirements, and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, borrowings available under our credit facility, and net proceeds from the opportunistic sale of common stock through our ATM Program, which is discussed below.

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

As of March 31, 2022, we had unrestricted cash and cash equivalents of $32.9 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $6.6 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of March 31, 2022, we had $85.0 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $47.0 million of available borrowings under our construction loans to fund development activities.

The Marketplace at Hilltop loan has an outstanding principal balance of $9.6 million and is scheduled to mature in October 2022. We have no other loans scheduled to mature during the remainder of 2022.

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

During the three months ended March 31, 2022, we issued and sold 475,074 shares of common stock at a weighted average price of $15.21 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $7.1 million. During the three months ended March 31, 2022, we did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of May 3, 2022.

Common Stock Issuance

On January 11, 2022, we completed an underwritten public offering of 4,025,000 shares of common stock, which were pre-purchased from us by the underwriter at a purchase price of $14.45 per share including fees, resulting in net proceeds after offering costs of $58.0 million.

Credit Facility

We have a senior credit facility that was amended and restated on October 3, 2019. The total commitments are $355.0 million, comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks. Subject to available borrowing capacity, we intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio, and for working capital. Our unencumbered borrowing pool will support revolving borrowings of up to $150 million as of March 31, 2022. In April 2022, we borrowed $15.0 million under the revolving credit facility.

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

The revolving credit facility bears interest at LIBOR plus a margin ranging from 1.30% to 1.85% and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on our total leverage. We are also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If we attain investment grade credit ratings from Standard and Poor's or Moody's Investor Service, we may elect to have borrowings become subject to interest rates based on our credit ratings. As of December 31, 2021, LIBOR is phasing out and we are transitioning to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR") and BSBY.

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

We may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without significant premium or penalty, except for those portions subject to an interest rate swap agreement.

The credit agreement includes customary events of default, in certain cases subject to customary periods to cure. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the credit facility to be immediately due and payable.

We are currently in compliance with all covenants governing the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2022 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Marketplace at Hilltop	$9,600		4.42%			October 1, 2022	$9,383
1405 Point	52,101	LIBOR+	2.25%	2.70%		January 1, 2023	51,532
Nexton Square	20,107	LIBOR+	2.25%	2.70%		February 1, 2023	20,107
Wills Wharf	64,288	LIBOR+	2.25%	2.70%		June 26, 2023	64,288
249 Central Park Retail(b)	16,289	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	15,935
Fountain Plaza Retail(b)	9,803	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	9,589
South Retail(b)	7,152	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	6,996
Hoffler Place(d)(e)	18,400	LIBOR+	2.60%	3.05%		January 1, 2024	18,143
Summit Place(d)(e)	23,100	LIBOR+	2.60%	3.05%		January 1, 2024	22,789
One City Center	23,924	LIBOR+	1.85%	2.30%		April 1, 2024	22,559
Chronicle Mill	8,210	LIBOR+	3.00%	3.45%		May 5, 2024	8,210
Red Mill Central	2,144		4.80%			June 17, 2024	1,765
Gainesville Apartments	24,095	LIBOR+	3.00%	3.75%		August 31, 2024	24,095
Premier Apartments(f)	16,453	LIBOR+	1.55%	2.00%		October 31, 2024	15,848
Premier Retail(f)	8,104	LIBOR+	1.55%	2.00%		October 31, 2024	7,806
Red Mill South	5,437		3.57%			May 1, 2025	4,383
Brooks Crossing Office	14,753	LIBOR+	1.60%	2.05%		July 1, 2025	13,210
Market at Mill Creek	12,980	LIBOR+	1.55%	2.00%		July 12, 2025	10,876
North Point Center Note 2	1,918		7.25%			September 15, 2025	1,344
Encore Apartments(g)	24,389		2.93%			February 10, 2026	22,213
4525 Main Street(g)	31,305		2.93%			February 10, 2026	28,513
Thames Street Wharf	70,403	BSBY+	1.30%	2.35%	(c)	September 30, 2026	60,839
Exelon Building	175,000	BSBY+	1.50%	1.89%		November 1, 2026	175,000
Southgate Square	26,853	LIBOR+	1.90%	2.35%		December 21, 2026	23,126
Greenbrier Square	20,000		3.74%			October 10, 2027	18,049
Lexington Square	14,103		4.50%			September 1, 2028	12,044
Red Mill North	4,162		4.73%			December 31, 2028	3,295
Greenside Apartments	32,413		3.17%			December 15, 2029	26,095
The Residences at Annapolis Junction	84,375	SOFR+	2.66%	2.95%		November 1, 2030	71,183
Smith's Landing	16,223		4.05%			June 1, 2035	384
Liberty Apartments	13,494		5.66%			November 1, 2043	90
Edison Apartments	15,837		5.30%			December 1, 2044	100
The Cosmopolitan	41,881		3.35%			July 1, 2051	187
Total secured debt	$909,296						$769,976
Unsecured debt
Senior unsecured revolving credit facility	$65,000	LIBOR+	1.30%-1.85%	1.95%		January 24, 2024	$65,000
Senior unsecured term loan	19,500	LIBOR+	1.25%-1.80%	1.90%		January 24, 2025	19,500
Senior unsecured term loan	185,500	LIBOR+	1.25%-1.80%	1.95%-4.47%	(c)	January 24, 2025	185,500
Total unsecured debt	$270,000						270,000
Total principal balances	1,179,296						$1,039,976
Other notes payable(h)	10,179
Unamortized GAAP adjustments	(10,644)
Loans reclassified to liabilities related to assets held for sale, net	(41,364)
Indebtedness, net	$1,137,467
_______________________________________
(a) LIBOR, SOFR, and BSBY are determined by individual lenders.
(b) Cross collateralized.
(c) Includes debt subject to interest rate swap locks.
(d) Cross collateralized.
(e) Secured by real estate held for sale as of March 31, 2022.
(f) Cross collateralized.

(g) Cross collateralized.
(h) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 42-year remaining lease term and an earn-out liability for the Gainesville development project.

Certain loans require us to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. We are currently not compliant with a lease-up requirement stipulated by the syndicated loan secured by Wills Wharf. The covenant requires the property to be 75% leased, and the property is currently 70% leased. As a result, the loan administrator ordered an appraisal for the property, and we have agreed to pledge $4.3 million of cash as additional collateral for the loan. Currently, we have two leases that are under negotiation with prospective tenants, which, if signed, would fulfill the debt covenant requirement with 90% of the space being leased.

We are currently in compliance with all covenants on our other outstanding indebtedness.

As of March 31, 2022, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2022 (excluding three months ended March 31, 2022)	17,965	2%
2023	179,896	15%
2024	198,508	17%
2025	247,084	21%
2026	319,084	27%
Thereafter	216,759	18%
Total	$1,179,296	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.

Interest Rate Derivatives

As of March 31, 2022, we were party to the following LIBOR (to be transitioned to SOFR and BSBY), SOFR, and BSBY interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate	Notional Amount
5/15/2019	6/1/2022	2.50% (LIBOR)	$100,000
7/1/2020	7/1/2023	0.50% (LIBOR)	100,000
11/1/2020	11/1/2023	1.84% (SOFR)	84,375
2/2/2021	2/1/2023	0.50% (LIBOR)	100,000
3/4/2021	4/1/2023	2.50% (LIBOR)	14,479
5/5/2021	5/1/2023	0.50% (LIBOR)	50,000
5/5/2021	5/1/2023	0.50% (LIBOR)	35,100
6/16/2021	7/1/2023	0.50% (LIBOR)	100,000
1/11/2022	2/1/2024	4.00% (BSBY)	175,000
Total			$758,954

As of March 31, 2022, the Company held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR		2.26%	3.71%	4/1/2019	10/26/2022
Senior unsecured term loan	50,000	1-month LIBOR		2.78%	4.23%	5/1/2018	5/1/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,244	1-month LIBOR		2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	1-month LIBOR		3.02%	4.47%	10/12/2018	10/12/2023
Senior unsecured term loan	25,000	1-month LIBOR		0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR		0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR		0.55%	2.00%	4/1/2020	4/1/2024
Thames Street Wharf	70,403	1-month BSBY	(a)	1.05%	2.35%	9/30/2021	9/30/2026
Total	$289,147
________________________________________
(a) This interest rate swap is subject to BSBY, which has been identified as an alternative to LIBOR.

On April 7, 2022, we entered into a BSBY interest rate cap corridor agreement on a notional amount of $175.0 million. We purchased an interest rate cap at 1.0% and sold an interest rate cap at 3.0% for a net premium of $3.6 million to provide a level of protection from the effect of rising interest rates. The interest rate cap corridor will expire on February 1, 2024.

Off-Balance Sheet Arrangements

In connection with our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. As of March 31, 2022, we had an outstanding payment guarantee amount on Interlock Commercial for $37.5 million. We have recorded a $1.7 million liability and corresponding addition to notes receivable relating to the value of this guarantee.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we will be responsible for providing a completion guarantee to the lender for this project for approximately $56.5 million.

In connection with our Harbor Point Parcel 4 unconsolidated joint venture, we will be responsible for providing a partial payment guarantee and a completion guarantee to the lender for this project for approximately $38.4 million.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of March 31, 2022, our off-balance sheet arrangements consisted of $15.7 million of unfunded commitments of our notes receivable. We have recorded a $0.4 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Operating Activities	$30,582	$8,135	$22,447
Investing Activities	(137,624)	(31,119)	(106,505)
Financing Activities	106,085	7,142	98,943
Net Increase (decrease)	$(957)	$(15,842)	$14,885
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$40,443	$50,430
Cash, Cash Equivalents, and Restricted Cash, End of Period	$39,486	$34,588

Net cash provided by operating activities during the three months ended March 31, 2022 increased $22.4 million compared to the three months ended March 31, 2021 primarily as a result of timing differences in operating assets and liabilities, as well as increased net operating income from the property portfolio.

During the three months ended March 31, 2022, net cash used in investing activities increased $106.5 million compared to the three months ended March 31, 2021 primarily due to the acquisition of the Exelon Building, increased funding of mezzanine loans, increased contributions to equity investments, and decreased disposition activity.

During the three months ended March 31, 2022, net cash provided by financing activities increased $98.9 million compared to the three months ended March 31, 2021 primarily due to an increase in net proceeds from equity issuances and higher net issuances of debt, which was partially offset by increased dividends and distributions paid.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our year-over-year performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, impairment of intangible assets and liabilities, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives not designated as cash flow hedges, certain costs for interest rate caps designated as cash flow hedges, provision for unrealized non-cash credit losses, amortization of right-of-use assets attributable to finance leases, severance related costs, and other non-comparable items.

The following table sets forth a reconciliation of FFO and Normalized FFO for the three months ended March 31, 2022 and 2021 to net income, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$9,289	$3,122
Depreciation and amortization (1)	18,285	18,066
Gain on operating real estate dispositions, net (2)	—	(3,464)
Impairment of real estate assets	—	3,039
FFO attributable to common stockholders and OP Unitholders	27,574	20,763
Acquisition, development and other pursuit costs	11	71
Impairment of intangible assets and liabilities	47	—
Loss on extinguishment of debt	158	—
Unrealized credit loss provision (release)	605	(55)
Amortization of right-of-use assets - finance leases	278	189
Change in fair value of derivatives not designated as cash flow hedges and other	(4,182)	(393)
Amortization of interest rate cap premiums designated as cash flow hedges	42	58
Normalized FFO available to common stockholders and OP Unitholders	$24,533	$20,633
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.11	$0.04
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.31	$0.26
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.28	$0.26
Weighted average common shares and units - diluted	87,749	80,276
________________________________________

(1) The adjustment for depreciation and amortization for the three months ended March 31, 2022 excludes $0.3 million of depreciation attributable to the Company's joint venture partners.
(2) The adjustment for gain on operating real estate dispositions for the three months ended March 31, 2021 excludes the gain on sale of easement rights on a non-operating parcel.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon then-currently available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk since December 31, 2021. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosure set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2022, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of OP Units in the Operating Partnership may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock at the time of redemption or, at the Company’s option and sole discretion, for shares of common stock on a one-for-one basis. During the three months ended March 31, 2022, the Company elected to satisfy certain redemption requests by issuing a total of 12,149 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2022, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"). The following table summarizes all of these repurchases during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	—	$—	N/A	N/A
February 1, 2022 through February 28, 2022	—	—	N/A	N/A
March 1, 2022 through March 31, 2022	52,088	14.85	N/A	N/A
Total	52,088	$14.85
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

3.2
Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 24, 2022).

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: May 5, 2022	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)