Form 10-Q
period 2022-06-30
Armada Hoffler Properties, Inc.
filed 2022-08-05
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
☐ Yes     ☒  No
As of August 4, 2022, the registrant had 67,729,650 shares of common stock, $0.01 par value per share, outstanding. In addition, as of August 4, 2022, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 20,611,190 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,791,302	$1,658,609
Held for development	6,294	6,294
Construction in progress	71,676	72,535
	1,869,272	1,737,438
Accumulated depreciation	(303,032)	(285,814)
Net real estate investments	1,566,240	1,451,624
Real estate investments held for sale	115,680	80,751
Cash and cash equivalents	69,731	35,247
Restricted cash	6,681	5,196
Accounts receivable, net	32,250	29,576
Notes receivable, net	139,383	126,429
Construction receivables, including retentions, net	29,107	17,865
Construction contract costs and estimated earnings in excess of billings	493	243
Equity method investments	53,260	12,685
Operating lease right-of-use assets	23,387	23,493
Finance lease right-of-use assets	46,433	46,989
Acquired lease intangible assets	107,147	62,038
Other assets	75,743	45,927
Total Assets	$2,265,535	$1,938,063
LIABILITIES AND EQUITY
Indebtedness, net	$1,080,664	$917,556
Liabilities related to assets held for sale	84,049	41,364
Accounts payable and accrued liabilities	22,886	29,589
Construction payables, including retentions	47,429	31,166
Billings in excess of construction contract costs and estimated earnings	15,075	4,881
Operating lease liabilities	31,645	31,648
Finance lease liabilities	46,325	46,160
Other liabilities	51,126	55,876
Total Liabilities	1,379,199	1,158,240
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of June 30, 2022 and December 31, 2021	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 67,729,650 and 63,011,700 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	677	630
Additional paid-in capital	588,012	525,030
Distributions in excess of earnings	(135,942)	(141,360)
Accumulated other comprehensive gain (loss)	10,091	(33)
Total stockholders’ equity	633,923	555,352
Noncontrolling interests in investment entities	23,952	629
Noncontrolling interests in Operating Partnership	228,461	223,842
Total Equity	886,336	779,823
Total Liabilities and Equity	$2,265,535	$1,938,063

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental revenues	$55,224	$47,378	$109,859	$93,119
General contracting and real estate services revenues	45,273	18,408	69,923	53,971
Total revenues	100,497	65,786	179,782	147,090
Expenses
Rental expenses	12,685	11,292	25,354	22,124
Real estate taxes	5,837	5,465	11,241	10,771
General contracting and real estate services expenses	43,418	18,131	67,239	52,406
Depreciation and amortization	18,781	17,285	37,338	35,351
Amortization of right-of-use assets - finance leases	277	278	555	467
General and administrative expenses	3,617	3,487	8,325	7,508
Acquisition, development and other pursuit costs	26	32	37	103
Impairment charges	286	83	333	3,122
Total expenses	84,927	56,053	150,422	131,852
Gain on real estate dispositions, net	19,493	—	19,493	3,717
Operating income	35,063	9,733	48,853	18,955
Interest income	3,352	6,746	6,920	10,862
Interest expense	(9,371)	(8,418)	(18,402)	(16,393)
Loss on extinguishment of debt	(618)	—	(776)	—
Change in fair value of derivatives and other	2,548	314	6,730	707
Unrealized credit loss provision	(295)	(388)	(900)	(333)
Other income (expense), net	68	7	297	186
Income before taxes	30,747	7,994	42,722	13,984
Income tax benefit	20	461	321	480
Net income	30,767	8,455	43,043	14,464
Net income attributable to noncontrolling interests:
Investment entities	(128)	—	(228)	—
Operating Partnership	(6,479)	(1,429)	(8,662)	(2,240)
Net income attributable to Armada Hoffler Properties, Inc.	24,160	7,026	34,153	12,224
Preferred stock dividends	(2,887)	(2,887)	(5,774)	(5,774)
Net income attributable to common stockholders	$21,273	$4,139	$28,379	$6,450
Net income attributable to common stockholders per share (basic and diluted)	$0.31	$0.07	$0.42	$0.11
Weighted-average common shares outstanding (basic and diluted)	67,710	60,409	67,420	59,918

Comprehensive income:
Net income	$30,767	$8,455	$43,043	$14,464
Unrealized cash flow hedge gains (losses)	3,950	(469)	11,672	1,807
Realized cash flow hedge losses reclassified to net income	866	1,103	1,653	2,181
Comprehensive income	35,583	9,089	56,368	18,452
Comprehensive income attributable to noncontrolling interests:
Investment entities	(228)	—	(328)	—
Operating Partnership	(7,579)	(1,592)	(11,762)	(3,274)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$27,776	$7,497	$44,278	$15,178

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2021	$171,085	$630	$525,030	$(141,360)	$(33)	$555,352	$629	$223,842	$779,823
Net income	—	—	—	9,993	—	9,993	100	2,183	12,276
Unrealized cash flow hedge gains	—	—	—	—	5,907	5,907	—	1,815	7,722
Realized cash flow hedge losses reclassified to net income	—	—	—	—	602	602	—	185	787
Net proceeds from issuance of common stock	—	45	65,149	—	—	65,194	—	—	65,194
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	23,065	—	23,065
Restricted stock awards, net	—	—	1,064	—	—	1,064	—	—	1,064
Acquisitions of noncontrolling interests	—	—	(3,901)	—	—	(3,901)	—	—	(3,901)
Redemption of operating partnership units	—	—	132	—	—	132	—	(132)	—
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.17 per share and unit)	—	—	—	(11,433)	—	(11,433)	—	(3,506)	(14,939)
Balance, March 31, 2022	171,085	675	587,474	(145,687)	6,476	620,023	23,794	224,387	868,204
Net income	—	—	—	24,160	—	24,160	128	6,479	30,767
Unrealized cash flow hedge losses	—	—	—	—	2,986	2,986	55	909	3,950
Realized cash flow hedge losses reclassified to net income	—	—	—	1	629	630	45	191	866
Net proceeds from issuance of common stock	—	—	(35)	—	—	(35)	—	—	(35)
Restricted stock awards, net	—	2	573	—	—	575	—	—	575
Distributions to noncontrolling interests	—	—	—	—	—	—	(84)	—	(84)
Contributions from noncontrolling interests	—	—	—	—	—	—	14	—	14
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.17 per share and unit)	—	—	—	(11,529)	—	(11,529)	—	(3,505)	(15,034)
Balance, June 30, 2022	$171,085	$677	$588,012	$(135,942)	$10,091	$633,923	$23,952	$228,461	$886,336

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2020	$171,085	$591	$472,747	$(112,356)	$(8,868)	$523,199	$488	$233,115	$756,802
Net income	—	—	—	5,198	—	5,198	—	811	6,009
Unrealized cash flow hedge gains	—	—	—	—	1,685	1,685	—	591	2,276
Realized cash flow hedge losses reclassified to net income	—	—	—	—	798	798	—	280	1,078
Net proceeds from issuance of common stock	—	7	8,974	—	—	8,981	—	—	8,981
Restricted stock awards, net	—	1	631	—	—	632	—	—	632
Redemption of operating partnership units	—	—	131	—	—	131	—	(134)	(3)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.15 per share and unit)	—	—	—	(9,008)	—	(9,008)	—	(3,128)	(12,136)
Balance, March 31, 2021	171,085	599	482,483	(119,053)	(6,385)	528,729	488	231,535	760,752
Net income	—	—	—	7,026	—	7,026	—	1,429	8,455
Unrealized cash flow hedge losses	—	—	—	—	(349)	(349)	—	(120)	(469)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	820	820	—	283	1,103
Net proceeds from issuance of common stock	—	11	14,105	—	—	14,116	—	—	14,116
Restricted stock awards, net	—	—	473	—	—	473	—	—	473
Acquisition of noncontrolling interest in real estate entity	—	—	(950)	—	—	(950)	146	—	(804)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.16 per share and unit)	—	—	—	(9,783)	—	(9,783)	—	(3,337)	(13,120)
Balance, June 30, 2021	$171,085	$610	$496,111	$(124,697)	$(5,914)	$537,195	$634	$229,790	$767,619

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$43,043	$14,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	27,613	25,209
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	9,725	10,142
Accrued straight-line rental revenue	(3,036)	(3,327)
Amortization of leasing incentives and above or below-market rents	(520)	(508)
Amortization of right-of-use assets - finance leases	555	467
Accrued straight-line ground rent expense	76	81
Unrealized credit loss provision	900	333
Adjustment for uncollectable lease accounts	405	562
Noncash stock compensation	2,115	1,440
Impairment charges	333	3,122
Noncash interest expense	2,143	1,329
Noncash loss on extinguishment of debt	776	—
Gain on real estate dispositions, net	(19,493)	(3,717)
Change in fair value of derivatives and other	(6,730)	(707)
Changes in operating assets and liabilities:
Property assets	(8,243)	(1,469)
Property liabilities	(2,429)	(2,968)
Construction assets	(18,005)	26,865
Construction liabilities	25,205	(34,645)
Interest receivable	(4,026)	3,967
Net cash provided by operating activities	50,407	40,640
INVESTING ACTIVITIES
Development of real estate investments	(35,478)	(19,476)
Tenant and building improvements	(8,467)	(4,817)
Acquisitions of real estate investments, net of cash received	(93,313)	(28,173)
Dispositions of real estate investments, net of selling costs	101,812	9,156
Notes receivable issuances	(20,829)	(19,796)
Notes receivable paydowns	11,545	38,490
Leasing costs	(1,836)	(1,068)
Leasing incentives	(51)	—
Contributions to equity method investments	(40,333)	(5,921)
Net cash used for investing activities	(86,950)	(31,605)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	65,159	23,097
Common shares tendered for tax withholding	(774)	(553)
Debt issuances, credit facility and construction loan borrowings	324,096	19,119
Debt and credit facility repayments, including principal amortization	(273,698)	(18,379)
Debt issuance costs	(3,303)	(2,024)
Acquisition of NCI in consolidated RE investments	(3,901)	(804)
Distributions to noncontrolling interests	(84)	—
Contributions from noncontrolling interests	14	—
Dividends and distributions	(34,997)	(26,679)
Net cash provided by (used for) financing activities	72,512	(6,223)
Net increase in cash, cash equivalents, and restricted cash	35,969	2,812
Cash, cash equivalents, and restricted cash, beginning of period	40,443	50,430
Cash, cash equivalents, and restricted cash, end of period (1)	$76,412	$53,242

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$750	$4,351
Increase (decrease) in accrued capital improvements and development costs	(2,626)	2,058
Operating Partnership units redeemed for common shares	132	131
Debt assumed at fair value in conjunction with real estate purchases	156,071	—
Noncontrolling interest in acquired real estate entity	23,065	—
Recognition of finance lease right-of-use assets	—	24,466
Recognition of finance lease liabilities	—	27,940

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$69,731	$43,493
Restricted cash (a)	6,681	9,749
Cash, cash equivalents, and restricted cash	$76,412	$53,242
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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of June 30, 2022, owned 76.7% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries thereof.

As of June 30, 2022, the Company's property portfolio consisted of 55 stabilized operating properties and four properties either under development or not yet stabilized.

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

Recent Accounting Pronouncements

Accounting Standards Adopted in 2022

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which became effective on March 12, 2020 and generally can be applied through December 31, 2022. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. This Accounting Standards Update ("ASU") also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. During the six months ended June 30, 2022, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuations of the existing contracts rather than as new contracts. The adoption of the new guidance did not have a material impact on the consolidated financial statements. Management will continue to evaluate the impacts of reference rate reform.

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

Net operating income of the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Office real estate
Rental revenues	$18,314	$11,756	$35,337	$23,391
Rental expenses	4,600	2,938	8,740	5,813
Real estate taxes	2,035	1,413	3,539	2,771
Segment net operating income	11,679	7,405	23,058	14,807
Retail real estate
Rental revenues	21,544	19,204	42,974	37,459
Rental expenses	3,333	3,013	6,834	5,849
Real estate taxes	2,271	2,180	4,509	4,207
Segment net operating income	15,940	14,011	31,631	27,403
Multifamily residential real estate
Rental revenues	15,366	16,418	31,548	32,269
Rental expenses	4,752	5,341	9,780	10,462
Real estate taxes	1,531	1,872	3,193	3,793
Segment net operating income	9,083	9,205	18,575	18,014
General contracting and real estate services
Segment revenues	45,273	18,408	69,923	53,971
Segment expenses	43,418	18,131	67,239	52,406
Segment gross profit	1,855	277	2,684	1,565
Net operating income	$38,557	$30,898	$75,948	$61,789

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended June 30, 2022 and 2021 exclude revenue related to intercompany construction contracts of $14.2 million and $5.4 million, respectively, as it is eliminated in consolidation. General contracting and real estate services revenues for the six months ended June 30, 2022 and 2021 exclude revenue related to intercompany construction contracts of $22.8 million and $7.4 million, respectively, as it is eliminated in consolidation.

General contracting and real estate services expenses for the three months ended June 30, 2022 and 2021 exclude expenses related to intercompany construction contracts of $14.0 million and $5.4 million, respectively. General contracting and real estate services expenses for the six months ended June 30, 2022 and 2021 exclude expenses related to intercompany construction contracts of $22.5 million and $7.4 million, respectively, as it is eliminated in consolidation.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net operating income	$38,557	$30,898	$75,948	$61,789
Depreciation and amortization	(18,781)	(17,285)	(37,338)	(35,351)
Amortization of right-of-use assets - finance leases	(277)	(278)	(555)	(467)
General and administrative expenses	(3,617)	(3,487)	(8,325)	(7,508)
Acquisition, development and other pursuit costs	(26)	(32)	(37)	(103)
Impairment charges	(286)	(83)	(333)	(3,122)
Gain on real estate dispositions, net	19,493	—	19,493	3,717
Interest income	3,352	6,746	6,920	10,862
Interest expense	(9,371)	(8,418)	(18,402)	(16,393)
Loss on extinguishment of debt	(618)	—	(776)	—
Change in fair value of derivatives and other	2,548	314	6,730	707
Unrealized credit loss provision	(295)	(388)	(900)	(333)
Other income (expense), net	68	7	297	186
Income tax benefit	20	461	321	480
Net income	$30,767	$8,455	$43,043	$14,464

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses. These costs include corporate office personnel compensation and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

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

Rental revenue for the three and six months ended June 30, 2022 and 2021 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Base rent and tenant charges	$53,424	$45,686	$106,303	$89,284
Accrued straight-line rental adjustment	1,544	1,436	3,036	3,327
Lease incentive amortization	(173)	(159)	(346)	(318)
Above/below market lease amortization	429	415	866	826
Total rental revenue	$55,224	$47,378	$109,859	$93,119

5. Real Estate Investment

Property Acquisitions

Exelon

On January 14, 2022, the Company acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the Exelon Building for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Exelon Building is a mixed-use structure located in Baltimore's Harbor Point and is comprised of an office building, the Exelon Office, that serves as the headquarters for Constellation Energy Corp., which was spun-off from Exelon, a Fortune 100 energy company, in February 2022, as well as a multifamily component, 1305 Dock Street. The Exelon Office includes a parking garage and retail space. The Exelon Building was subject to a $156.1 million loan, which the Company immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of the Bloomberg Short-Term Bank Yield Index ("BSBY") plus a spread of 1.50% and will mature on November 1, 2026. This loan is hedged by an interest rate cap corridor of 1.00% and 3.00% as well as an interest rate cap of 4.00%. See Note 9 for further details.

The following table summarizes the purchase price allocation (including acquisition costs) based on the relative fair value of the assets acquired for the two operating properties purchased during the six months ended June 30, 2022 (in thousands):

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

The Residences at Annapolis Junction

On April 11, 2022, the Company exercised its option to acquire an additional 16% of the partnership that owns The Residences at Annapolis Junction, increasing its ownership to 95%. In exchange for this increased partnership interest, the terms of the partnership waterfall calculation in the event of a capital event have been modified.

Property Dispositions

On April 1, 2022, the Company completed the sale of Hoffler Place for a sale price of $43.1 million. The loss recognized upon sale was $0.8 million.

On April 25, 2022, the Company completed the sale of Summit Place for a sale price of $37.8 million. The loss recognized upon sale was $0.5 million.

In addition to the losses recognized on the sales of the Hoffler Place and Summit Place student-housing properties during the three months ended June 30, 2022 described above, the Company recognized impairment of real estate of $18.3 million to record these properties at their fair values during the three months ended December 31, 2021.

On June 29, 2022, the Company completed the sale of the Home Depot and Costco outparcels at North Pointe for a sale price of $23.9 million. The gain on disposition was $20.9 million.

Real Estate Held for Sale

As of June 30, 2022, the Company had classified The Residences at Annapolis Junction and the AutoZone and Valvoline outparcels at Sandbridge Commons in real estate investments held for sale. Subsequent to June 30, 2022, the Company sold these properties. See Note 15 for more information.

Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the six months ended June 30, 2022, the Company invested $21.1 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $39.0 million relating to this project. As of June 30, 2022 and December 31, 2021, the carrying value of the Company's investment in Harbor Point Parcel 3 was $33.8 million and $12.7 million, respectively. For the six months ended June 30, 2022, Harbor Point Parcel 3 had no operating activity, and therefore the Company received no allocated income.

Based on the terms of the operating agreement, the Company has concluded that Harbor Point Parcel 3 is a VIE and that the Company holds a variable interest. The Company has significant influence over the project due to its 50% ownership; however, the Company does not have the power to direct the activities of the project that most significantly impact its performance. This includes activity as the managing member of the entity, which is a power that is retained by the Company's joint venture partner. Accordingly, the Company is not the project's primary beneficiary and, therefore, does not consolidate Harbor Point Parcel 3 in its consolidated financial statements. The Company's investment in the project is recorded as an equity method investment in the consolidated balance sheets.

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and will serve as the project's general contractor. During the six months ended June 30, 2022, the Company invested $19.7 million in Harbor Point Parcel 4. The Company has an estimated equity commitment of up to $100.0 million relating to this project. As of June 30, 2022, the carrying value of the Company's investment in Harbor Point Parcel 4 was $19.7 million. For the six months ended June 30, 2022, Harbor Point Parcel 4 had no operating activity, and therefore the Company received no allocated income.

Based on the terms of the operating agreement, the Company has concluded that Harbor Point Parcel 4 is a VIE and that the Company holds a variable interest. The Company has significant influence over the project due to its 78% ownership; however, the Company does not have the power to direct the activities of the project that most significantly impact its performance. This includes activity as the managing member of the entity, which is a power that is retained by the Company's partner. Accordingly, the Company is not the project's primary beneficiary and, therefore, does not consolidate Harbor Point Parcel 4 in its consolidated financial statements. The Company's investment in the project is recorded as an equity method investment in the consolidated balance sheets.

6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of June 30, 2022 and December 31, 2021 ($ in thousands):

	Outstanding loan amount (a)						Interest compounding
Development Project	June 30, 2022		December 31, 2021	Maximum loan commitment		Interest rate
City Park 2	$8,014		$—	$20,594		13.0%	Annually
Interlock Commercial	86,334		95,379	107,000	(b)	15.0%	None
Nexton Multifamily	24,853		23,567	22,315		11.0%	Annually
Total mezzanine & preferred equity	119,201		118,946	$149,909
Exelon note receivable	12,834		—
Other notes receivable	7,455		7,234
Notes receivable guarantee premium	1,345		1,243
Allowance for credit losses	(1,452)	(c)	(994)
Total notes receivable	$139,383		$126,429
________________________________________
(a) Outstanding loan amounts include any accrued and unpaid interest, as applicable.
(b) This amount includes interest reserves.
(c) The amount excludes $0.5 million of Current Expected Credit Losses ("CECL") allowance that relates to the unfunded commitments, which was recorded as a liability under Other liabilities in the consolidated balance sheet.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and six months ended June 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Development Project	2022		2021		2022		2021
City Park 2	$206	(a)	$—		$224	(a)	$—
Interlock Commercial	2,361	(a)	3,310	(a)	5,187	(a)	6,384	(a)
Nexton Multifamily	672		261		1,286		261
Solis Apartments at Interlock	—		3,068	(b)	—		4,005	(b)
Total mezzanine	3,239		6,639		6,697		10,650
Other interest income	113		107		223		212
Total interest income	$3,352		$6,746		$6,920		$10,862
________________________________________
(a) Includes recognition of interest income related to fee amortization.
(b) Includes prepayment premium of $2.4 million from early payoff of the loan.

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

Interlock Commercial

During February 2022, the Company received $13.5 million as a partial repayment of the Interlock Commercial mezzanine loan, which consisted of $11.1 million of principal and $2.4 million of interest.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities and preferred equity investments. As of June 30, 2022, the Company had three mezzanine loans (including the Nexton Multifamily and City Park 2 preferred equity investments that are accounted for as notes receivable), each of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

On a quarterly basis, the Company compares the risk inherent in its loans to industry loan loss data experienced during past business cycles. The Company updated the risk ratings for each of its notes receivable as of June 30, 2022 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of June 30, 2022 was "Pass" rated.

At December 31, 2021, the Company reported $126.4 million of notes receivable, net of allowances of $1.0 million. At June 30, 2022, the Company reported $139.4 million of notes receivable, net of allowances of $1.5 million. Changes in the allowance for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$1,599	$1,741	$994	$2,584
Unrealized credit loss provision (release)	295	388	900	333
Extinguishment due to acquisition	—	—	—	(788)
Ending balance (a)	$1,894	$2,129	$1,894	$2,129
________________________________________
(a) The amount as of June 30, 2022 includes $0.5 million of allowance related to the unfunded commitments, which was recorded as Other liabilities on the consolidated balance sheet.

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of June 30, 2022, the Company had the Exelon note, which bears interest at 3% per annum, on non-accrual status. The principal balance of the note receivable is adequately secured by the seller's partnership interest. As of June 30, 2022 and December 31, 2021, there were no other loans on non-accrual status.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of June 30, 2022 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$243	$4,881	$138	$6,088
Revenue recognized that was included in the balance at the beginning of the period	—	(4,881)	—	(6,088)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	15,442	—	4,191
Transferred to receivables	(361)	—	(464)	—
Construction contract costs and estimated earnings not billed during the period	493	—	85	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	118	(367)	326	(54)
Ending balance	$493	$15,075	$85	$4,137

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.0 million and $2.2 million were deferred as of June 30, 2022 and December 31, 2021, respectively. Amortization of pre-contract costs for the six months ended June 30, 2022 and 2021 was $0.5 million and $0.2 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of June 30, 2022 and December 31, 2021, construction receivables included retentions of $9.4 million and $3.1 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of June 30, 2022 during the next twelve months. As of June 30, 2022 and December 31, 2021, construction payables included retentions of $10.3 million and $4.2 million, respectively. The Company expects to pay substantially all construction payables outstanding as of June 30, 2022 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Costs incurred on uncompleted construction contracts	$411,547	$379,993
Estimated earnings	16,423	15,115
Billings	(442,552)	(399,746)
Net position	$(14,582)	$(4,638)

Construction contract costs and estimated earnings in excess of billings	$493	$243
Billings in excess of construction contract costs and estimated earnings	(15,075)	(4,881)
Net position	$(14,582)	$(4,638)
The above table reflects the net effect of projects closed as of June 30, 2022 and December 31, 2021, respectively.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning backlog	$419,439	$38,838	$215,518	$71,258
New contracts/change orders	167,143	50,278	395,746	53,402
Work performed	(45,368)	(18,897)	(70,050)	(54,441)
Ending backlog	$541,214	$70,219	$541,214	$70,219

The Company expects to complete a majority of the uncompleted contracts in place as of June 30, 2022 during the next 12 to 24 months.

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
The revolving credit facility bears interest at the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from 1.30% to 1.85% and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 0.15% or 0.25% on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the credit facility.

As of June 30, 2022 and December 31, 2021, the outstanding balance on the revolving credit facility was $82.0 million and $5.0 million, respectively. The outstanding balance on the term loan facility was $205.0 million as of both dates. As of June 30, 2022, the effective interest rates on the revolving credit facility and the term loan facility were 3.29% and 3.24%, respectively. The Company may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

On April 25, 2022, Harbor Point Parcel 3, a joint venture to which the Company is party, entered into a construction loan agreement for $161.5 million.

On April 25, 2022, Harbor Point Parcel 4, a real estate venture to which the Company is party, entered into a construction loan agreement for $109.7 million.

On June 29, 2022, the Company paid off the $1.9 million loan balance associated with North Pointe Phase II in conjunction with the sale of the property leased and occupied by Costco.

On June 30, 2022, the Company refinanced the $20.1 million loan secured by Nexton Square. The new $22.5 million loan bears interest at a rate of Secured Overnight Financing Rate ("SOFR") plus a spread of 1.95% (SOFR has a 0.30% floor) and will mature on June 30, 2027.

During the six months ended June 30, 2022, the Company borrowed $26.9 million under its existing construction loans to fund new development and construction.

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

As of June 30, 2022, the Company had the following LIBOR, SOFR, and BSBY interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate		Premium Paid
7/1/2020	7/1/2023	$100,000	(a)	0.50% (LIBOR)		$232
11/1/2020	11/1/2023	84,375	(a)	1.84% (SOFR)		91
2/2/2021	2/1/2023	100,000		0.50% (LIBOR)		45
3/4/2021	4/1/2023	14,479		2.50% (LIBOR)		4
5/5/2021	5/1/2023	50,000		0.50% (LIBOR)		75
5/5/2021	5/1/2023	35,100		0.50% (LIBOR)		55
6/16/2021	7/1/2023	100,000		0.50% (LIBOR)		120
1/11/2022	2/1/2024	175,000		4.00% (BSBY)		154
4/7/2022	2/1/2024	175,000	(a)	1.00%-3.00% (BSBY)	(b)	3,595
9/1/2022	9/1/2024	73,562	(a)	1.00%-3.00% (SOFR)	(b)(c)	1,370
Total		$907,516				$5,741
________________________________________
(a) Designated as a cash flow hedge.
(b) The Company purchased interest rate caps at 1.00% and sold interest rate caps at 3.00%, resulting in interest rate cap corridors of 1.00% and 3.00%. The intended goal of these corridors is to provide a level of protection from the effect of rising interest rates and reduce the all-in cost of the derivative instrument.
(c) The Company purchased this interest rate cap corridor during the three months ended June 30, 2022 with an effective date of September 1, 2022. The notional amount represents the maximum notional amount that will eventually be in effect. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan.

As of June 30, 2022, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	(a)	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Senior unsecured term loan	50,000		1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,115	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	(a)	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.55%	2.00%	4/1/2020	4/1/2024
Thames Street Wharf	70,044	(a)	1-month BSBY	1.05%	2.35%	9/30/2021	9/30/2026
Total	$288,659
________________________________________
(a) Designated as a cash flow hedge.

For the interest rate swaps and caps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the condensed consolidated statements of comprehensive income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates recognizing approximately $7.3 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive gain into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$50,000	$90	$—	$50,000	$—	$(1,454)
Interest rate caps	474,579	6,519	—	399,579	1,019	—
Total derivatives not designated as accounting hedges	524,579	6,609	—	449,579	1,019	(1,454)
Derivatives designated as accounting hedges
Interest rate swaps	238,659	8,453	—	239,633	1,317	(2,013)
Interest rate caps	360,472	9,208	—	384,375	590	—
Total derivatives	$1,123,710	$24,270	$—	$1,073,587	$2,926	$(3,467)

The changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest rate swaps	$2,807	$(86)	$9,564	$2,375
Interest rate caps	3,817	(35)	8,999	207
Total change in fair value of interest rate derivatives	$6,624	$(121)	$18,563	$2,582
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$2,674	$348	$6,891	$775
Unrealized cash flow hedge gains (losses)	3,950	(469)	11,672	1,807
Total change in fair value of interest rate derivatives	$6,624	$(121)	$18,563	$2,582

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

During the six months ended June 30, 2022, the Company issued and sold 475,074 shares of common stock at a weighted average price of $15.21 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $7.1 million. During the six months ended June 30, 2022, the Company did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of August 4, 2022.

On January 11, 2022, the Company completed an underwritten public offering of 4,025,000 shares of common stock, which were pre-purchased from the Company by the underwriter at a purchase price of $14.45 per share of common stock including fees, resulting in net proceeds after offering costs of $58.0 million.

Noncontrolling Interests

As of June 30, 2022 and December 31, 2021, the Company held a 76.7% and 75.3% common interest in the Operating Partnership, respectively. As of June 30, 2022, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the

Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 76.7% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of June 30, 2022, there were 20,621,336 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $24.0 million relates to the minority partners' interest in certain joint venture entities as of June 30, 2022, including $23.3 million for minority partners’ interest in the Exelon Building. The noncontrolling interest for consolidated real estate entities was $0.6 million as of December 31, 2021.

On January 1, 2022, due to holders of Class A Units tendering an aggregate of 12,149 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

Dividends and Distributions

During the six months ended June 30, 2022, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	10/25/2021	12/29/2021	01/06/2022	$0.17	$14,209
Common Stock/Class A Units	02/23/2022	03/30/2022	04/07/2022	0.17	15,014
Common Stock/Class A Units	05/12/2022	06/29/2022	07/07/2022	0.17	15,020
Series A Preferred Stock	10/25/2021	01/03/2022	01/14/2022	0.421875	2,887
Series A Preferred Stock	02/23/2022	04/01/2022	04/15/2022	0.421875	2,887
Series A Preferred Stock	05/12/2022	07/01/2022	07/15/2022	0.421875	2,887

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of June 30, 2022, there were 398,307 shares available for issuance under the Equity Plan.

During the six months ended June 30, 2022, the Company granted an aggregate of 286,086 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $14.62 per share. Of those shares, 52,088 were surrendered by the employees for income tax withholdings. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Beginning with grants made in 2021, executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the three months ended June 30, 2022 and 2021, the Company recognized $0.6 million and $0.5 million, respectively, of stock-based compensation cost. During the six months ended June 30, 2022 and 2021, the Company recognized $2.4 million and $1.7 million, respectively, of stock-based compensation cost. As of June 30, 2022, there were 221,693 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $2.3 million, which the Company expects to recognize over the next 33 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net (a)	$1,164,713	$1,158,485	$958,910	$976,520
Notes receivable, net	139,383	139,383	126,429	126,429
Interest rate swap liabilities	—	—	3,467	3,467
Interest rate swap and cap assets	24,270	24,270	2,926	2,926
_______________________________________
(a) The values as of June 30, 2022 and December 31, 2021 include loans reclassified to liabilities related to assets held for sale.

13. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue and gross profit from construction contracts with these entities for the three months ended June 30, 2021 were $6.3 million and $0.2 million, respectively. Revenue and gross profit from construction contracts with these entities for the six months ended June 30, 2021 were $18.7 million and $0.7 million, respectively. Revenue and gross profit from construction contracts with these entities for the three and six months ended June 30, 2022 were immaterial. There were no outstanding construction receivables due from related parties as of June 30, 2022 compared to $4.1 million outstanding at December 31, 2021.

The general contracting services described above include contracts with an aggregate price of $81.6 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage located in Virginia Beach, Virginia. The developer is owned in part by certain executives of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in 2019 and were substantially complete as of September 10, 2021. Aggregate gross profit was projected at $3.9 million to the Company, representing a gross profit margin of 5.1% as of June 30, 2022. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, of which $1.9 million remains outstanding as of June 30, 2022.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 partnerships. See Note 5 for more information. During the three and six months ended June 30, 2022, the Company recognized gross profit of $0.1 million and $0.2 million, respectively, relating to these construction contracts.

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

Guarantees

In connection with certain of the Company's mezzanine lending activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the outstanding guarantees made by the Company as of June 30, 2022 (in thousands):

Development project	Payment guarantee amount	Guarantee liability
Interlock Commercial	$37,450	$1,346
Harbor Point Parcel 4 (a)	32,910	242
Total	$70,360	$1,588
_______________________________________
(a) As of June 30, 2022, no amounts have been funded on this senior loan.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $2.7 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively. In addition, as of June 30, 2022, the Company has an outstanding letter of credit for $1.9 million to secure certain performances of the Company's subsidiary construction company under a related party project.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of June 30, 2022, the Company had three notes receivable with a total of $19.3 million of unfunded commitments. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of June 30, 2022, the Company has recorded a $0.5 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in Other liabilities in the consolidated balance sheet. See Note 6 for more information.

15. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Real Estate

On July 22, 2022, the Company sold The Residences at Annapolis Junction for a sale price of $150.0 million. This property was classified as held for sale as of June 30, 2022.

On July 26, 2022, the Company sold the AutoZone and Valvoline outparcels at Sandbridge Commons for a sale price of $3.5 million. The property was classified as held for sale as of June 30, 2022.

Indebtedness

On July 22, 2022, the Company paid off the $84.4 million loan secured by The Residences at Annapolis Junction in conjunction with the disposition mentioned above.

In July 2022, the Company had net paydowns of $31.0 million on the revolving credit facility.

Derivative Financial Instruments

On July 1, 2022, the Company modified and extended two interest rate caps with total notional amounts of $200.0 million and LIBOR strike rates of 0.50%, which were scheduled to expire on July 1, 2023. The modified agreements establish a SOFR corridor bought at 1.00% and sold at 3.00% on a $200.0 million notional amount, with the expiration date extended to March 1, 2024. The Company did not pay a premium for this modification.

On July 5, 2022, the Company modified and extended an interest rate cap with a notional amount of $50.0 million and a LIBOR strike rate of 0.50%, which was scheduled to expire on May 1, 2023. The modified agreement establishes a SOFR corridor bought at 1.00% and sold at 3.00% on a $50.0 million notional amount, with the expiration date extended to January 1, 2024. The Company paid a de minimis premium for this modification.

On July 5, 2022, the Company modified and extended the interest rate cap associated with the Chronicle Mill project with a notional amount of $35.1 million and a LIBOR strike rate of 0.50%, which was scheduled to expire on May 1, 2023. The modified agreement establishes a SOFR corridor bought at 1.00% and sold at 3.00% on a $35.1 million notional amount, with the expiration date extended to January 1, 2024. The Company paid a de minimis premium for this modification.

Equity

On July 1, 2022, due to a holder of Class A Units tendering 10,146 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.1 million.

On July 28, 2022, the Company announced that its board of directors declared a cash dividend of $0.19 per common share for the third quarter of 2022. The third quarter dividend will be payable in cash on October 6, 2022 to stockholders of record on September 28, 2022.

On July 28, 2022, the Company announced that its board of directors declared a cash dividend of $0.421875 per share of Series A Preferred Stock for the third quarter of 2022. The dividend will be payable in cash on October 14, 2022 to stockholders of record on October 3, 2022.

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

Business Description

We are a vertically-integrated, self-managed REIT with four decades of experience developing, building, acquiring and managing high-quality office, retail and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. We also provide general construction and development services to third-party clients, in addition to developing and building properties to be placed in our stabilized portfolio. As of June 30, 2022, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
Exelon Office	Office	Baltimore, Maryland**	79%	(1)
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland**	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail	Retail	Newport News, Virginia	65%	(2)
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Delray Beach Plaza	Retail	Delray Beach, Florida	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Greenbrier Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%

Property	Segment	Location	Ownership Interest
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek	Retail	Mount Pleasant, South Carolina	70%	(2)
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Nexton Square	Retail	Summerville, South Carolina	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Pointe Center	Retail	Durham, North Carolina	100%
Overlook Village	Retail	Asheville, North Carolina	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%	(3)
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1305 Dock Street	Multifamily	Baltimore, Maryland**	79%	(1)
1405 Point	Multifamily	Baltimore, Maryland**	100%
Edison Apartments	Multifamily	Richmond, Virginia	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
The Residences at Annapolis Junction	Multifamily	Annapolis Junction, Maryland	95%	(2)(4)
________________________________________
*Located in the Town Center of Virginia Beach
**Located at Harbor Point in Baltimore
(1) We own a 90% economic interest in this property, including an 11% economic interest through a note receivable.
(2) We are entitled to a preferred return on our investment in this property.
(3) Held for sale as of June 30, 2022. On July 26, 2022, we sold the AutoZone and Valvoline outparcels of this property.
(4) Held for sale as of June 30, 2022. On July 22, 2022, we sold this property.

As of June 30, 2022, the following properties that we consolidate for financial reporting purposes were either under development or not yet stabilized:

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
(2) We were required to purchase our partner's ownership interest after completion of the project, contingent upon obtaining a certificate of occupancy and achieving certain thresholds of net operating income. On April 11, 2022, we paid a $1.1 million earn-out to the partner due to the receipt of the certificate of occupancy. The remaining earn-out is estimated at $3.1 million and is expected to be paid out by the end of this year. Additionally, we anticipate there will be cost savings related to the development of the asset to be shared with our partner.

Acquisitions

On January 14, 2022, we acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the Exelon Building for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Exelon Building is a mixed-use structure located in Baltimore's Harbor Point and is comprised of an office building, the Exelon Office, that serves as the headquarters for Constellation Energy Corp., which was spun-off from Exelon, a Fortune 100 energy company, in February 2022, as well as a multifamily component, 1305 Dock Street. The Exelon Office also includes a parking garage and retail space. The Exelon Building was subject to a $156.1 million loan, which we immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of the Bloomberg Short-Term Bank Yield Index ("BSBY") plus a spread of 1.50% and will mature on November 1, 2026. This loan is hedged by an interest rate cap corridor of 1.00% and 3.00% as well as an interest rate cap of 4.00%.

On January 14, 2022, we acquired the remaining 20% ownership interest in the partnership that is developing the Ten Tryon project in Charlotte, North Carolina for a cash payment of $3.9 million.

On April 11, 2022, we exercised our option to acquire an additional 16% of the partnership that owns The Residences at Annapolis Junction, increasing our ownership to 95%.

Equity Method Investments

On April 1, 2022, we acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include multifamily units, retail space, and a parking garage. We hold an option to increase our ownership to 90%. We have a projected equity commitment of $100.0 million relating to this project, of which we had funded $19.7 million as of June 30, 2022.

Dispositions

On April 1, 2022, we completed the sale of the Hoffler Place for a sale price of $43.1 million. The loss recognized upon sale was $0.8 million.

On April 25, 2022, we completed the sale of the Summit Place for a sale price of $37.8 million. The loss recognized upon sale was $0.5 million.

In addition to the losses recognized on the sales of the Hoffler Place and Summit Place student-housing properties during the three months ended June 30, 2022, we recognized impairment of real estate of $18.3 million to record these properties at their fair values during the three months ended December 31, 2021.

On June 29, 2022, we completed the sale of the Home Depot and Costco outparcels at North Pointe for a sale price of $23.9 million. The gain on disposition was $20.9 million.

On July 22, 2022, we sold The Residences at Annapolis Junction for a sale price of $150.0 million. This property was classified as held for sale as of June 30, 2022.

On July 26, 2022, the Company sold the AutoZone and Valvoline outparcels at Sandbridge Commons for a sale price of $3.5 million. This property was classified as held for sale as of June 30, 2022.

Second Quarter 2022 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2022 and other recent developments:

•Net income attributable to common stockholders and holders of units of limited partnership interest in the Operating Partnership ("OP Unitholders") of $27.8 million, or $0.31 per diluted share, compared to $5.6 million, or $0.07 per diluted share, for the three months ended June 30, 2021.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $27.0 million, or $0.31 per diluted share, compared to $22.9 million, or $0.28 per diluted share, for the three months ended June 30, 2021. See "Non-GAAP Financial Measures."

•Normalized funds from operations available to common stockholders and OP Unitholders ("Normalized FFO") of $26.2 million, or $0.30 per diluted share, compared to $23.4 million, or $0.29 per diluted share, for the three months ended June 30, 2021. See "Non-GAAP Financial Measures."

•Announced a third quarter cash dividend of $0.19 per common share, a 12% increase over the prior quarter's dividend.

•Stabilized operating property portfolio occupancy increased to 97.3% as of June 30, 2022. Office occupancy was 97.9%, retail occupancy was 97.1%, and multifamily occupancy was 97.2%.

•Same Store net operating income ("NOI") increased 6.0% on a GAAP (as defined below) basis compared to the quarter ended June 30, 2021.
◦Multifamily same store NOI increased 12.5% on a GAAP basis.
◦Commercial same store NOI increased 4.1% on a GAAP basis.

•Third-party construction backlog totaling $541 million, highest in the Company's history

•Positive releasing spreads during the second quarter of 9.9% on a GAAP basis for retail and 13.1% on a GAAP basis for office.

•Achieved an 8.1% increase in rental rates on apartment trade outs across the multifamily segment.

•Completed $177 million of sales of noncore assets
◦The Residences at Annapolis Junction in Baltimore for $150 million
◦Two outparcels at North Pointe in Durham, North Carolina for $23.9 million
◦Two outparcels at Sandbridge Commons in Virginia Beach for $3.5 million

•Appointed Dennis H. Gartman, renowned investor, economist, and longtime publisher of “The Gartman Letter,” as a member of our board of directors. He is the sixth independent member.

•Executed a new office lease with Franklin Templeton for 60,000 square feet at the Company’s Wills Wharf office building in Baltimore’s Harbor Point neighborhood. The investment management firm has agreed to lease the entire fifth floor and a portion of the fourth floor of Wills Wharf and will bring the building to 91% occupancy.

Segment Results of Operations

As of June 30, 2022, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United

States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$18,314	$11,756	$6,558	$35,337	$23,391	$11,946
Property expenses	6,635	4,351	2,284	12,279	8,584	3,695
Segment NOI	$11,679	$7,405	$4,274	$23,058	$14,807	$8,251

Office segment NOI for the three and six months ended June 30, 2022 increased 57.7% and 55.7%, respectively, compared to the three and six months ended June 30, 2021 primarily due to the acquisition of the Exelon Office in January 2022.

Office Same Store Results

Office same store results for the three and six months ended June 30, 2022 and 2021 exclude Wills Wharf and the Exelon Office.

Office same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$10,371	$10,290	$81	$20,546	$20,500	$46
Property expenses	3,697	3,527	170	7,259	7,011	248
Same Store NOI	$6,674	$6,763	$(89)	$13,287	$13,489	$(202)
Non-Same Store NOI	5,005	642	4,363	9,771	1,318	8,453
Segment NOI	$11,679	$7,405	$4,274	$23,058	$14,807	$8,251

Office same store NOI for the three and six months ended June 30, 2022 was materially consistent with the three and six months ended June 30, 2021.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$21,544	$19,204	$2,340	$42,974	$37,459	$5,515
Property expenses	5,604	5,193	411	11,343	10,056	1,287
Segment NOI	$15,940	$14,011	$1,929	$31,631	$27,403	$4,228

Retail segment NOI for the three and six months ended June 30, 2022 increased 13.8% and 15.4%, respectively, compared to the three and six months ended June 30, 2021 primarily due to the acquisitions of Delray Beach Plaza, Greenbrier Square, and Overlook Village, as well as increased occupancy in the same store portfolio.

Retail Same Store Results

Retail same store results for the three and six months ended June 30, 2022 and 2021 exclude Greenbrier Square, Overlook Village, the outparcels that were classified as held for sale at Sandbridge Commons as of June 30, 2022, and properties that were disposed in 2021 and 2022. Retail same store results for the six months ended June 30, 2022 and June 30, 2021 also exclude Delray Beach Plaza and Premier Retail.

Retail same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$19,736	$18,686	$1,050	$36,422	$34,063	$2,359
Property expenses	4,983	4,857	126	9,241	8,737	504
Same Store NOI	$14,753	$13,829	$924	$27,181	$25,326	$1,855
Non-Same Store NOI	1,187	182	1,005	4,450	2,077	2,373
Segment NOI	$15,940	$14,011	$1,929	$31,631	$27,403	$4,228

Retail same store NOI for the three and six months ended June 30, 2022 increased 6.7% and 7.3%, respectively, compared to the three and six months ended June 30, 2021, primarily due to increased occupancy throughout the portfolio.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$15,366	$16,418	$(1,052)	$31,548	$32,269	$(721)
Property expenses	6,283	7,213	(930)	12,973	14,255	(1,282)
Segment NOI	$9,083	$9,205	$(122)	$18,575	$18,014	$561

Multifamily segment NOI for the three months ended June 30, 2022 decreased 1.3% compared to the three months ended June 30, 2021 primarily due to the dispositions of Johns Hopkins Village, Hoffler Place, and Summit Place. The decrease was partially offset by the acquisition of 1305 Dock Street, Gainesville Apartments beginning operations, and increased rental rates across multiple properties. Multifamily segment NOI for the six months ended June 30, 2022 increased 3.1% compared to the six months ended June 30, 2021 primarily due to the acquisition of 1305 Dock Street and the beginning of operations at Gainesville Apartments as well as higher occupancy, increased rental rates across multiple properties, and a decrease in expense per unit.

Multifamily Same Store Results

Multifamily same store results for the three and six months ended June 30, 2022 and 2021 exclude 1305 Dock Street, Gainesville Apartments, and The Residences at Annapolis Junction, which was classified as held for sale as of June 30, 2022, as well as properties that were disposed in 2021 and 2022.

Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$10,958	$10,131	$827	$21,679	$19,775	$1,904
Property expenses	4,085	4,022	63	8,107	7,946	161
Same Store NOI	$6,873	$6,109	$764	$13,572	$11,829	$1,743
Non-Same Store NOI	2,210	3,096	(886)	5,003	6,185	(1,182)
Segment NOI	$9,083	$9,205	$(122)	$18,575	$18,014	$561

Multifamily same store NOI for the three and six months ended June 30, 2022 increased 12.5% and 14.7%, respectively, compared to the three and six months ended June 30, 2021 primarily due to increased rental rates and higher occupancy rates in the same store portfolio.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Segment revenues	$45,273	$18,408	$26,865	$69,923	$53,971	$15,952
Segment expenses	43,418	18,131	25,287	67,239	52,406	14,833
Segment gross profit	$1,855	$277	$1,578	$2,684	$1,565	$1,119
Operating margin	4.1%	1.5%	2.6%	3.8%	2.9%	0.9%

General contracting and real estate services segment gross profit for the three and six months ended June 30, 2022 increased by $1.6 million and $1.1 million, respectively, compared to the three and six months ended June 30, 2021 primarily due to a greater number of third party contracts undertaken in 2022.

The changes in third party construction backlog for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning backlog	$419,439	$38,838	$215,518	$71,258
New contracts/change orders	167,143	50,278	395,746	53,402
Work performed	(45,368)	(18,897)	(70,050)	(54,441)
Ending backlog	$541,214	$70,219	$541,214	$70,219

As of June 30, 2022, we had $111.0 million in the backlog relating to the Harbor Point Parcel 4 project, $155.1 million in the backlog on the Harbor Point Parcel 3 project, and $51.8 million in the backlog on the Slater Road Apartments project. The amounts relating to our Harbor Point Parcel 3 and Harbor Point Parcel 4 projects pertain to our equity method investments, for which a portion of our profit margin will be eliminated in our operating results.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(unaudited)
Revenues
Rental revenues	$55,224	$47,378	$7,846	$109,859	$93,119	$16,740
General contracting and real estate services revenues	45,273	18,408	26,865	69,923	53,971	15,952
Total revenues	100,497	65,786	34,711	179,782	147,090	32,692
Expenses
Rental expenses	12,685	11,292	1,393	25,354	22,124	3,230
Real estate taxes	5,837	5,465	372	11,241	10,771	470
General contracting and real estate services expenses	43,418	18,131	25,287	67,239	52,406	14,833
Depreciation and amortization	18,781	17,285	1,496	37,338	35,351	1,987
Amortization of right-of-use assets - finance leases	277	278	(1)	555	467	88
General and administrative expenses	3,617	3,487	130	8,325	7,508	817
Acquisition, development and other pursuit costs	26	32	(6)	37	103	(66)
Impairment charges	286	83	203	333	3,122	(2,789)
Total expenses	84,927	56,053	28,874	150,422	131,852	18,570
Gain on real estate dispositions, net	19,493	—	19,493	19,493	3,717	15,776
Operating income	35,063	9,733	25,330	48,853	18,955	29,898
Interest income	3,352	6,746	(3,394)	6,920	10,862	(3,942)
Interest expense	(9,371)	(8,418)	(953)	(18,402)	(16,393)	(2,009)
Loss on extinguishment of debt	(618)	—	(618)	(776)	—	(776)
Change in fair value of derivatives and other	2,548	314	2,234	6,730	707	6,023
Unrealized credit loss provision	(295)	(388)	93	(900)	(333)	(567)
Other income (expense), net	68	7	61	297	186	111
Income before taxes	30,747	7,994	22,753	42,722	13,984	28,738
Income tax benefit	20	461	(441)	321	480	(159)
Net income	30,767	8,455	22,312	43,043	14,464	28,579
Net income attributable to noncontrolling interests in investment entities	(128)	—	(128)	(228)	—	(228)
Preferred stock dividends	(2,887)	(2,887)	—	(5,774)	(5,774)	—
Net income attributable to common stockholders and OP Unitholders	$27,752	$5,568	$22,184	$37,041	$8,690	$28,351

Rental revenues for the three and six months ended June 30, 2022 increased 16.6% and 18.0%, respectively, compared to the three and six months ended June 30, 2021 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Office	$18,314	$11,756	$6,558	$35,337	$23,391	$11,946
Retail	21,544	19,204	2,340	42,974	37,459	5,515
Multifamily	15,366	16,418	(1,052)	31,548	32,269	(721)
	$55,224	$47,378	$7,846	$109,859	$93,119	$16,740

Office rental revenues for the three and six months ended June 30, 2022 increased 55.8% and 51.1%, respectively, compared to the three and six months ended June 30, 2021 primarily as a result of the acquisition of the Exelon Office and an increase in rental expense recoveries at Wills Wharf due to higher occupancy.

Retail rental revenues for the three and six months ended June 30, 2022 increased 12.2% and 14.7%, respectively, compared to the three and six months ended June 30, 2021 primarily as a result of the acquisitions of Greenbrier Square and Overlook Village, as well as higher occupancy at multiple properties. The increase was partially offset by the dispositions of Oakland Marketplace and Socastee Commons. The increase in retail rental revenues for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was further due to the acquisition of Delray Beach Plaza in February 2021.

Multifamily rental revenues for the three and six months ended June 30, 2022 decreased 6.4% and 2.2%, respectively, compared to the three and six months ended June 30, 2021 primarily as a result of the dispositions of Johns Hopkins Village, Hoffler Place, and Summit Place. The decrease was partially offset by the acquisition of 1305 Dock Street, the beginning of operations at Gainesville Apartments, and higher occupancy and rental rates at multiple properties.

General contracting and real estate services revenues for the three and six months ended June 30, 2022 increased 145.9% and 29.6%, respectively, compared to the three and six months ended June 30, 2021 due to the timing of commencement of new third party construction projects in 2022 and the completion of other projects.

Rental expenses for the three and six months ended June 30, 2022 increased 12.3% and 14.6%, respectively, compared to the three and six months ended June 30, 2021 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Office	$4,600	$2,938	$1,662	$8,740	$5,813	$2,927
Retail	3,333	3,013	320	6,834	5,849	985
Multifamily	4,752	5,341	(589)	9,780	10,462	(682)
	$12,685	$11,292	$1,393	$25,354	$22,124	$3,230

Office rental expenses for the three and six months ended June 30, 2022 increased 56.6% and 50.4%, respectively, compared to the three and six months ended June 30, 2021 primarily due to the acquisition of the Exelon Office and the addition of new tenants at Wills Wharf.

Retail rental expenses for the three and six months ended June 30, 2022 increased 10.6% and 16.8%, respectively, compared to the three and six months ended June 30, 2021 primarily due to the acquisitions of Greenbrier Square and Overlook Village. The increase in retail rental expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was further due to the acquisition of Delray Beach Plaza in February 2021, which was partially offset by the dispositions of Oakland Marketplace and Socastee Commons.

Multifamily rental expenses for the three and six months ended June 30, 2022 decreased 11.0% and 6.5%, respectively, compared to the three and six months ended June 30, 2021 primarily due to the dispositions of Johns Hopkins Village, Hoffler Place, and Summit Place. The decrease was partially offset by the acquisition of 1305 Dock Street and the beginning of operations of Gainesville Apartments.

Real estate taxes for the three and six months ended June 30, 2022 and 2021 increased 6.8% and 4.4%, respectively, compared to the three and six months ended June 30, 2021 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Office	$2,035	$1,413	$622	$3,539	$2,771	$768
Retail	2,271	2,180	91	4,509	4,207	302
Multifamily	1,531	1,872	(341)	3,193	3,793	(600)
	$5,837	$5,465	$372	$11,241	$10,771	$470

Office real estate taxes for the three and six months ended June 30, 2022 increased 44.0% and 27.7%, respectively, compared to the three and six months ended June 30, 2021 primarily due to the acquisition of the Exelon Office and Wills Wharf being fully placed into service in June 2021.

Retail real estate taxes for the three and six months ended June 30, 2022 increased 4.2% and 7.2%, respectively, compared to the three and six months ended June 30, 2021 primarily as a result of the acquisitions of Greenbrier Square and Overlook Village, which were partially offset by the dispositions of Oakland Marketplace and Socastee Commons. The increase in retail real estate taxes for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was further due to the acquisition of Delray Beach Plaza in February 2021.

Multifamily real estate taxes for the three and six months ended June 30, 2022 decreased 18.2% and 15.8%, respectively, compared to the three and six months ended June 30, 2021 primarily due to the dispositions of Johns Hopkins Village, Hoffler Place, and Summit Place. The decrease was partially offset by the acquisition of 1305 Dock Street and the beginning of operations of Gainesville Apartments.

General contracting and real estate services expenses for the three and six months ended June 30, 2022 increased 139.5% and 28.3%, respectively, compared to the three and six months ended June 30, 2021 due to new third party contracts undertaken in 2022.

Depreciation and amortization for the three and six months ended June 30, 2022 increased 8.7% and 5.6%, respectively, compared to the three and six months ended June 30, 2021 due to property acquisitions and development deliveries. The increases were partially offset by dispositions in 2021 and certain assets that became fully depreciated.

Amortization of right-of-use assets - finance leases for the three months ended June 30, 2022 decreased immaterially compared to the three months ended June 30, 2021. Amortization of right-of-use assets - finance leases for the six months ended June 30, 2022 increased 18.8% compared to the six months ended June 30, 2021 primarily due to the acquisition of Delray Beach Plaza, which was partially amortized in the six months ended June 30, 2021 compared to a full period of amortization recognized in the six months ended June 30, 2022.

General and administrative expenses for the three and six months ended June 30, 2022 increased 3.7% and 10.9%, respectively, compared to the three and six months ended June 30, 2021 primarily due to higher compensation, benefits, and training and development resulting from increased investment in human capital and sustainability initiatives.

Acquisition, development and other pursuit costs for the three and six months ended June 30, 2022 decreased 18.8% and 64.1%, respectively, compared to the three and six months ended June 30, 2021 as a result of a lower write off of costs for the three and six months ended June 30, 2021 relating to certain development projects and acquisitions that are no longer probable.

Impairment charges for the six months ended June 30, 2021 relate to the impairment recognized on Socastee Commons. Impairment charges for the three and six months ended June 30, 2022 and the three months ended June 30, 2021 were not material.

Gain on real estate dispositions, net for the three and six months ended June 30, 2021 relates to the sale of the 7-Eleven at Hanbury Village, Oakland Marketplace, and easement rights at a non-operating land parcel. The gain on real estate dispositions, net for the three and six months ended June 30, 2022 relates to the dispositions of the Home Depot and Costco parcels at North Pointe.

Interest income for the three and six months ended June 30, 2022 decreased 50.3% and 36.3%, respectively, compared to the three and six months ended June 30, 2021, primarily as a result of the lower notes receivable balance in the current period due to the repayment of portions of our mezzanine loans during 2021 and 2022. This was partially offset by increased borrowings for the Nexton Multifamily and City Park 2 preferred equity investments.

Interest expense for the three and six months ended June 30, 2022 increased 11.3% and 12.3%, respectively, compared to the three and six months ended June 30, 2021, primarily due to the loans obtained and assumed in connection with acquisitions, partially offset by those paid off in connection with dispositions.

Loss on extinguishment of debt of $0.6 million and $0.8 million for the three and six months ended June 30, 2022 primarily relates to the loan payoffs of Red Mill West and Delray Beach Plaza, the refinance of Nexton Square, and the loan payoffs associated with the dispositions of Hoffler Place, Summit Place, and the Costco outparcel at North Pointe. There was no loss on extinguishment of debt recognized for the three and six months ended June 30, 2021.

The change in fair value of derivatives and other for the three and six months ended June 30, 2022 includes fair value increases for our derivative instruments due to increases in forward LIBOR (the London Inter-Bank Offered Rate) and BSBY.

Unrealized credit loss provision for the three months ended June 30, 2022 decreased immaterially compared to the three months ended June 30, 2021. Unrealized credit loss provision for the six months ended June 30, 2022 increased $0.6 million compared to the six months ended June 30, 2021 primarily due to the addition of the City Park 2 preferred equity investment and increased funding on the Harbor Point Parcel 3 loan.

Other income (expense), net for the three and six months ended June 30, 2022 was materially consistent with the three and six months ended June 30, 2021.

The income tax provision and benefits that we recognized during the three and six months ended June 30, 2022 and 2021 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of June 30, 2022, we had unrestricted cash and cash equivalents of $69.7 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $6.7 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of June 30, 2022, we had $68.0 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $33.3 million of available borrowings under our construction loans to fund development activities.

The Marketplace at Hilltop loan has an outstanding principal balance of $9.5 million and is scheduled to mature in October 2022. We have no other loans scheduled to mature during the remainder of 2022.

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

During the six months ended June 30, 2022, we issued and sold 475,074 shares of common stock at a weighted average price of $15.21 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $7.1 million. During the six months ended June 30, 2022, we did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of August 4, 2022.

Common Stock Issuance

On January 11, 2022, we completed an underwritten public offering of 4,025,000 shares of common stock, which were pre-purchased from us by the underwriter at a purchase price of $14.45 per share including fees, resulting in net proceeds after offering costs of $58.0 million.

Credit Facility

We have a senior credit facility that was amended and restated on October 3, 2019. The total commitments are $355.0 million, comprised of a $150.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $205.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks. Subject to available borrowing capacity, we intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio, and for working capital. Our unencumbered borrowing pool will support revolving borrowings of up to $150 million as of June 30, 2022. In July 2022, we repaid $31.0 million, net of borrowings, under the revolving credit facility.

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

The revolving credit facility bears interest at LIBOR plus a margin ranging from 1.30% to 1.85% and the term loan facility bears interest at LIBOR plus a margin ranging from 1.25% to 1.80%, in each case depending on our total leverage. We are also obligated to pay an unused commitment fee of 0.15% or 0.25% on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If we attain investment grade credit ratings from Standard and Poor's or Moody's Investor Service, we may elect to have borrowings become subject to interest rates based on our credit ratings. As of December 31, 2021, LIBOR is phasing out and we are transitioning to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR") and BSBY.

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

We are currently in compliance with all covenants governing the credit agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2022 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Marketplace at Hilltop	$9,492		4.42%			October 1, 2022	$9,383
1405 Point	51,914	LIBOR+	2.25%	4.04%		January 1, 2023	51,532
Wills Wharf	64,288	LIBOR+	2.25%	4.04%		June 26, 2023	64,288
249 Central Park Retail(b)	16,226	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	15,935
Fountain Plaza Retail(b)	9,765	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	9,589
South Retail(b)	7,124	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	6,996
One City Center	23,760	LIBOR+	1.85%	3.64%		April 1, 2024	22,559
Chronicle Mill	14,640	LIBOR+	3.00%	4.79%		May 5, 2024	14,640
Red Mill Central	2,100		4.80%			June 17, 2024	1,765
Gainesville Apartments	30,328	LIBOR+	3.00%	4.79%		August 31, 2024	30,327
Premier Apartments(d)	16,399	LIBOR+	1.55%	3.34%		October 31, 2024	15,848
Premier Retail(d)	8,077	LIBOR+	1.55%	3.34%		October 31, 2024	7,806
Red Mill South	5,356		3.57%			May 1, 2025	4,383
Brooks Crossing Office	14,631	LIBOR+	1.60%	3.39%		July 1, 2025	13,798
Market at Mill Creek	12,818	LIBOR+	1.55%	3.34%		July 12, 2025	10,876
Encore Apartments(e)	24,253		2.93%			February 10, 2026	22,213
4525 Main Street(e)	31,133		2.93%			February 10, 2026	28,514
Thames Street Wharf	70,044	BSBY+	1.30%	2.35%	(c)	September 30, 2026	60,839
Exelon Building	175,000	BSBY+	1.50%	1.00%	(f)	November 1, 2026	175,000
Southgate Square	26,656	LIBOR+	1.90%	3.69%		December 21, 2026	24,741
Nexton Square	22,500	SOFR+	1.95%	3.45%		June 30, 2027	19,453
Greenbrier Square	20,000		3.74%			October 10, 2027	18,049
Lexington Square	14,034		4.50%			September 1, 2028	12,044
Red Mill North	4,135		4.73%			December 31, 2028	3,295
Greenside Apartments	32,232		3.17%			December 15, 2029	26,095
The Residences at Annapolis Junction(g)	84,375	SOFR+	2.66%	4.16%	(f)	November 1, 2030	71,183
Smith's Landing	15,997		4.05%			June 1, 2035	384
Liberty Apartments	13,414		5.66%			November 1, 2043	90
Edison Apartments	15,747		5.30%			December 1, 2044	100
The Cosmopolitan	41,670		3.35%			July 1, 2051	187
Total secured debt	$878,108						$741,912
Unsecured debt
Senior unsecured revolving credit facility	$82,000	LIBOR+	1.30%-1.85%	3.29%		January 24, 2024	$82,000
Senior unsecured term loan	19,500	LIBOR+	1.25%-1.80%	3.24%		January 24, 2025	19,500
Senior unsecured term loan	185,500	LIBOR+	1.25%-1.80%	1.95%-4.47%	(c)	January 24, 2025	185,500
Total unsecured debt	287,000						287,000
Total principal balances	$1,165,108						$1,028,912
Other notes payable(h)	9,204
Unamortized GAAP adjustments	(9,599)
Loans reclassified to liabilities related to assets held for sale, net	(84,049)
Indebtedness, net	$1,080,664
_______________________________________
(a) LIBOR, SOFR, and BSBY are determined by individual lenders.
(b) Cross collateralized.
(c) Includes debt subject to interest rate swap locks.
(d) Cross collateralized.
(e) Cross collateralized.
(f) Includes debt subject to designated interest rate caps.
(g) Secured by real estate held for sale as of June 30, 2022. On July 22, 2022, we sold the property securing this loan and repaid the loan in full.
(h) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 42-year remaining lease term and an earn-out liability for the Gainesville development project.

As of June 30, 2022, we are in compliance with all loan covenants on our outstanding indebtedness. The lease-up requirement previously stipulated by the syndicated loan secured by Wills Wharf was satisfied as a result of a new lease executed during the three months ended June 30, 2022. As a result, the $4.3 million of cash previously restricted on this property has been unrestricted.

As of June 30, 2022, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2022 (excluding six months ended June 30, 2022)	$15,043	1%
2023	159,084	14%
2024	187,106	16%
2025	246,368	21%
2026	321,012	28%
Thereafter	236,495	20%
Total	$1,165,108	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.

Interest Rate Derivatives

As of June 30, 2022, we were party to the following LIBOR (to be transitioned to SOFR and BSBY), SOFR, and BSBY interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate		Notional Amount
7/1/2020	7/1/2023	0.50% (LIBOR)	(a)	$100,000
11/1/2020	11/1/2023	1.84% (SOFR)		84,375
2/2/2021	2/1/2023	0.50% (LIBOR)		100,000
3/4/2021	4/1/2023	2.50% (LIBOR)		14,479
5/5/2021	5/1/2023	0.50% (LIBOR)	(a)	50,000
5/5/2021	5/1/2023	0.50% (LIBOR)	(a)	35,100
6/16/2021	7/1/2023	0.50% (LIBOR)	(a)	100,000
1/11/2022	2/1/2024	4.00% (BSBY)		175,000
4/7/2022	2/1/2024	1.00%-3.00% (BSBY)	(b)	175,000
9/1/2022	9/1/2024	1.00%-3.00% (SOFR)	(b)(c)	73,562
Total				$907,516
________________________________________
(a) Subsequent to June 30, 2022, we modified and extended these interest rate caps. See Note 15 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding these transactions.
(b) We purchased interest rate caps at 1.00% and sold interest rate caps at 3.00%, resulting in interest rate cap corridors of 1.00% and 3.00%. The intended goal of these corridors is to provide a level of protection from the effect of rising interest rates and reduce the all-in cost of the derivative instrument.
(c) We purchased this interest rate cap corridor during the three months ended June 30, 2022 with an effective date of September 1, 2022. The notional amount represents the maximum notional amount that will eventually be in effect. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan.

As of June 30, 2022, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Senior unsecured term loan	50,000	1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	33,115	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.55%	2.00%	4/1/2020	4/1/2024
Thames Street Wharf	70,044	1-month BSBY	1.05%	2.35%	9/30/2021	9/30/2026
Total	$288,659

Off-Balance Sheet Arrangements

In connection with certain of our mezzanine lending activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by us as of June 30, 2022 (in thousands):

Development project	Payment guarantee amount	Guarantee liability
Interlock Commercial	$37,450	$1,346
Harbor Point Parcel 4 (a)	32,910	242
Total	$70,360	$1,588
_______________________________________
(a) As of June 30, 2022, no amounts have been funded on this senior loan.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of June 30, 2022, our off-balance sheet arrangements consisted of $19.3 million of unfunded commitments of our notes receivable. We have recorded a $0.5 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Operating Activities	$50,407	$40,640	$9,767
Investing Activities	(86,950)	(31,605)	(55,345)
Financing Activities	72,512	(6,223)	78,735
Net Increase (decrease)	$35,969	$2,812	$33,157
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$40,443	$50,430
Cash, Cash Equivalents, and Restricted Cash, End of Period	$76,412	$53,242

Net cash provided by operating activities during the six months ended June 30, 2022 increased $9.8 million compared to the six months ended June 30, 2021 primarily as a result of timing differences in operating assets and liabilities, as well as increased net operating income from the property portfolio.

During the six months ended June 30, 2022, net cash used in investing activities increased $55.3 million compared to the six months ended June 30, 2021 primarily due to the acquisition of the Exelon Building, increased development activity, decreased paydowns of mezzanine loans, and increased contributions to equity method investments. The increase was partially offset by increased disposition activity.

During the six months ended June 30, 2022, net cash provided by financing activities increased $78.7 million compared to the six months ended June 30, 2021 primarily due to an increase in net proceeds from equity issuances and higher net issuances of debt, which was partially offset by increased dividends and distributions paid.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and six months ended June 30, 2022 and 2021 to net income, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$27,752	$5,568	$37,041	$8,690
Depreciation and amortization (1)	18,509	17,285	36,794	35,351
Gain on operating real estate dispositions, net (2)	(19,493)	—	(19,493)	(3,464)
Impairment of real estate assets	201	—	201	3,039
FFO attributable to common stockholders and OP Unitholders	26,969	22,853	54,543	43,616
Acquisition, development and other pursuit costs	26	32	37	103
Impairment of intangible assets and liabilities	85	83	132	83
Loss on extinguishment of debt	618	—	776	—
Unrealized credit loss provision	295	388	900	333
Amortization of right-of-use assets - finance leases	277	278	555	467
Change in fair value of derivatives not designated as cash flow hedges and other	(2,548)	(314)	(6,730)	(707)
Amortization of interest rate cap premiums on designated cash flow hedges	481	59	523	117
Normalized FFO available to common stockholders and OP Unitholders	$26,203	$23,379	$50,736	$44,012
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.31	$0.07	$0.42	$0.11
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.31	$0.28	$0.62	$0.54
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.30	$0.29	$0.58	$0.54
Weighted average common shares and units - diluted	88,331	81,262	88,042	80,771
________________________________________

(1) The adjustment for depreciation and amortization for the three and six months ended June 30, 2022 excludes $0.3 million and $0.5 million, respectively, of depreciation attributable to our joint venture partners.
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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2022, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Compensation of Chief Financial Officer, Treasurer and Corporate Secretary

On August 5, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved new compensatory arrangements for Matthew T. Barnes-Smith, our Chief Financial Officer, Treasurer and Corporate Secretary. As a result of the new compensatory arrangements, Mr. Barnes-Smith’s base salary is now $300,000 per year. The Compensation Committee also approved compensation arrangements for Mr. Barnes-Smith pursuant to our short-term incentive program (the “STIP”). As previously disclosed, payouts under the STIP are based on us achieving certain threshold, target and maximum levels of corporate and individual performance metrics. Under the STIP, Mr. Barnes-Smith will be entitled to receive the following cash bonus payout at threshold, target and maximum performance: (1) $65,000 (Threshold), (2) $100,000 (Target) and (3) $135,000 (Maximum). Under the STIP, Mr. Barnes-Smith will be entitled to receive the following restricted stock awards under our Amended and Restated 2013 Equity Incentive Plan at threshold, target and maximum performance: (1) $65,000 (Threshold), (2) $100,000 (Target) and (3) $135,000 (Maximum). The Compensation Committee also approved a monthly automobile allowance (including automobile insurance and gas) for Mr. Barnes-Smith in the amount of $1,950.

Executive Severance Benefit Plan

On August 5, 2022, the Compensation Committee also approved changes to our previously disclosed Executive Severance Benefit Plan (the “Severance Plan”), in which our named executive officers participate. The Severance Plan provides three levels of benefits; Tier I, Tier II and Tier III. The Compensation Committee approved the designation of Mr. Barnes-Smith as a Tier III participant under the Severance Plan and approved the designation of Shawn J. Tibbetts, our Chief Operating Officer, as a Tier II participant under the Severance Plan. Mr. Tibbetts previously was designated as Tier III participant under the Severance Plan. See “Potential Payments Upon Termination or Change in Control” in our definitive Proxy Statement, dated April 22, 2022, for further information regarding the Severance Plan.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: August 5, 2022	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)