Form 10-Q
period 2022-09-30
Armada Hoffler Properties, Inc.
filed 2022-11-09
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
☐ Yes     ☒  No
As of November 4, 2022, the registrant had 67,729,839 shares of common stock, $0.01 par value per share, outstanding. In addition, as of November 4, 2022, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 20,611,190 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,797,547	$1,658,609
Held for development	6,294	6,294
Construction in progress	92,357	72,535
	1,896,198	1,737,438
Accumulated depreciation	(316,189)	(285,814)
Net real estate investments	1,580,009	1,451,624
Real estate investments held for sale	—	80,751
Cash and cash equivalents	54,700	35,247
Restricted cash	4,865	5,196
Accounts receivable, net	35,400	29,576
Notes receivable, net	141,816	126,429
Construction receivables, including retentions, net	47,865	17,865
Construction contract costs and estimated earnings in excess of billings	232	243
Equity method investments	64,470	12,685
Operating lease right-of-use assets	23,416	23,493
Finance lease right-of-use assets	46,155	46,989
Acquired lease intangible assets	103,297	62,038
Other assets	85,346	45,927
Total Assets	$2,187,571	$1,938,063
LIABILITIES AND EQUITY
Indebtedness, net	$1,041,576	$917,556
Liabilities related to assets held for sale	—	41,364
Accounts payable and accrued liabilities	24,301	29,589
Construction payables, including retentions	63,376	31,166
Billings in excess of construction contract costs and estimated earnings	15,736	4,881
Operating lease liabilities	31,708	31,648
Finance lease liabilities	46,409	46,160
Other liabilities	53,551	55,876
Total Liabilities	1,276,657	1,158,240
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of September 30, 2022 and December 31, 2021	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 67,730,053 and 63,011,700 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	677	630
Additional paid-in capital	588,707	525,030
Distributions in excess of earnings	(122,838)	(141,360)
Accumulated other comprehensive gain (loss)	15,202	(33)
Total stockholders’ equity	652,833	555,352
Noncontrolling interests in investment entities	24,187	629
Noncontrolling interests in Operating Partnership	233,894	223,842
Total Equity	910,914	779,823
Total Liabilities and Equity	$2,187,571	$1,938,063

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental revenues	$53,743	$49,560	$163,602	$142,679
General contracting and real estate services revenues	69,024	17,502	138,947	71,473
Total revenues	122,767	67,062	302,549	214,152
Expenses
Rental expenses	12,747	12,717	38,101	34,841
Real estate taxes	5,454	5,543	16,695	16,314
General contracting and real estate services expenses	66,252	15,944	133,491	68,350
Depreciation and amortization	17,527	16,886	54,865	52,237
Amortization of right-of-use assets - finance leases	278	278	833	745
General and administrative expenses	3,854	3,449	12,179	10,957
Acquisition, development and other pursuit costs	—	8	37	111
Impairment charges	—	—	333	3,122
Total expenses	106,112	54,825	256,534	186,677
Gain (loss) on real estate dispositions, net	33,931	(113)	53,424	3,604
Operating income	50,586	12,124	99,439	31,079
Interest income	3,490	3,766	10,410	14,628
Interest expense	(10,345)	(8,827)	(28,747)	(25,220)
Loss on extinguishment of debt	(2,123)	(120)	(2,899)	(120)
Change in fair value of derivatives and other	782	131	7,512	838
Unrealized credit loss release (provision)	42	617	(858)	284
Other income (expense), net	118	15	415	201
Income before taxes	42,550	7,706	85,272	21,690
Income tax (provision) benefit	(181)	42	140	522
Net income	42,369	7,748	85,412	22,212
Net income attributable to noncontrolling interests:
Investment entities	(5,583)	—	(5,811)	—
Operating Partnership	(7,909)	(1,237)	(16,571)	(3,477)
Net income attributable to Armada Hoffler Properties, Inc.	28,877	6,511	63,030	18,735
Preferred stock dividends	(2,887)	(2,887)	(8,661)	(8,661)
Net income attributable to common stockholders	$25,990	$3,624	$54,369	$10,074
Net income attributable to common stockholders per share (basic and diluted)	$0.38	$0.06	$0.81	$0.17
Weighted-average common shares outstanding (basic and diluted)	67,729	61,083	67,525	60,310

Comprehensive income:
Net income	$42,369	$7,748	$85,412	$22,212
Unrealized cash flow hedge gains (losses)	7,108	(460)	18,780	1,347
Realized cash flow hedge (gains) losses reclassified to net income	(366)	1,123	1,287	3,304
Comprehensive income	49,111	8,411	105,479	26,863
Comprehensive income attributable to noncontrolling interests:
Investment entities	(5,659)	—	(5,987)	—
Operating Partnership	(9,465)	(1,406)	(21,227)	(4,680)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$33,987	$7,005	$78,265	$22,183

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive gain (loss)	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2021	$171,085	$630	$525,030	$(141,360)	$(33)	$555,352	$629	$223,842	$779,823
Net income	—	—	—	9,993	—	9,993	100	2,183	12,276
Unrealized cash flow hedge gains	—	—	—	—	5,907	5,907	—	1,815	7,722
Realized cash flow hedge losses reclassified to net income	—	—	—	—	602	602	—	185	787
Net proceeds from issuance of common stock	—	45	65,149	—	—	65,194	—	—	65,194
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	23,065	—	23,065
Restricted stock awards, net	—	—	1,064	—	—	1,064	—	—	1,064
Acquisitions of noncontrolling interests	—	—	(3,901)	—	—	(3,901)	—	—	(3,901)
Redemption of operating partnership units	—	—	132	—	—	132	—	(132)	—
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.17 per share and unit)	—	—	—	(11,433)	—	(11,433)	—	(3,506)	(14,939)
Balance, March 31, 2022	171,085	675	587,474	(145,687)	6,476	620,023	23,794	224,387	868,204
Net income	—	—	—	24,160	—	24,160	128	6,479	30,767
Unrealized cash flow hedge gains	—	—	—	—	2,986	2,986	55	909	3,950
Realized cash flow hedge losses reclassified to net income	—	—	—	1	629	630	45	191	866
Net proceeds from issuance of common stock	—	—	(35)	—	—	(35)	—	—	(35)
Restricted stock awards, net	—	2	573	—	—	575	—	—	575
Distributions to noncontrolling interests	—	—	—	—	—	—	(84)	—	(84)
Contributions from noncontrolling interests	—	—	—	—	—	—	14	—	14
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.17 per share and unit)	—	—	—	(11,529)	—	(11,529)	—	(3,505)	(15,034)
Balance, June 30, 2022	171,085	677	588,012	(135,942)	10,091	633,923	23,952	228,461	886,336
Net income	—	—	—	28,877	—	28,877	5,583	7,909	42,369
Unrealized cash flow hedge gains	—	—	—	—	5,393	5,393	74	1,641	7,108
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(282)	(282)	1	(85)	(366)
Restricted stock awards, net	—	—	713	—	—	713	—	—	713
Redemption of operating partnership units	—	—	(18)	—	—	(18)	—	(112)	(130)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,423)	—	(5,423)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.19 per share and unit)	—	—	—	(12,886)	—	(12,886)	—	(3,920)	(16,806)
Balance, September 30, 2022	$171,085	$677	$588,707	$(122,838)	$15,202	$652,833	$24,187	$233,894	$910,914

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2020	$171,085	$591	$472,747	$(112,356)	$(8,868)	$523,199	$488	$233,115	$756,802
Net income	—	—	—	5,198	—	5,198	—	811	6,009
Unrealized cash flow hedge gains	—	—	—	—	1,685	1,685	—	591	2,276
Realized cash flow hedge losses reclassified to net income	—	—	—	—	798	798	—	280	1,078
Net proceeds from issuance of common stock	—	7	8,974	—	—	8,981	—	—	8,981
Restricted stock awards, net	—	1	631	—	—	632	—	—	632
Redemption of operating partnership units	—	—	131	—	—	131	—	(134)	(3)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.15 per share and unit)	—	—	—	(9,008)	—	(9,008)	—	(3,128)	(12,136)
Balance, March 31, 2021	171,085	599	482,483	(119,053)	(6,385)	528,729	488	231,535	760,752
Net income	—	—	—	7,026	—	7,026	—	1,429	8,455
Unrealized cash flow hedge losses	—	—	—	—	(349)	(349)	—	(120)	(469)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	820	820	—	283	1,103
Net proceeds from issuance of common stock	—	11	14,105	—	—	14,116	—	—	14,116
Restricted stock awards, net	—	—	473	—	—	473	—	—	473
Acquisition of noncontrolling interest in real estate entity	—	—	(950)	—	—	(950)	146	—	(804)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.16 per share and unit)	—	—	—	(9,783)	—	(9,783)	—	(3,337)	(13,120)
Balance, June 30, 2021	171,085	610	496,111	(124,697)	(5,914)	537,195	634	229,790	767,619
Net income	—	—	—	6,511	—	6,511	—	1,237	7,748
Unrealized cash flow hedge losses	—	—	—	—	(343)	(343)	—	(117)	(460)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	837	837	—	286	1,123
Net proceeds from issuance of common stock	—	3	4,328	—	—	4,331	—	—	4,331
Restricted stock awards, net	—	—	450	—	—	450	—	—	450
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.16 per share and unit)	—	—	—	(9,831)	—	(9,831)	—	(3,337)	(13,168)
Balance, September 30, 2021	$171,085	$613	$500,889	$(130,904)	$(5,420)	$536,263	$634	$227,859	$764,756
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$85,412	$22,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	40,770	38,521
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	14,094	13,716
Accrued straight-line rental revenue	(4,542)	(4,209)
Amortization of leasing incentives and above or below-market rents	(779)	(794)
Amortization of right-of-use assets - finance leases	833	745
Accrued straight-line ground rent expense	97	157
Unrealized credit loss provision (release)	858	(284)
Adjustment for uncollectable lease accounts	441	683
Noncash stock compensation	2,712	1,830
Impairment charges	333	3,122
Noncash interest expense	4,360	2,058
Noncash loss on extinguishment of debt	2,899	120
Gain on real estate dispositions, net	(53,424)	(3,604)
Change in fair value of derivatives and other	(7,512)	(838)
Changes in operating assets and liabilities:
Property assets	(13,430)	(1,303)
Property liabilities	3,189	4,555
Construction assets	(34,971)	25,329
Construction liabilities	42,051	(34,181)
Interest receivable	(5,124)	1,387
Net cash provided by operating activities	78,267	69,222
INVESTING ACTIVITIES
Development of real estate investments	(62,388)	(38,659)
Tenant and building improvements	(11,743)	(6,621)
Acquisitions of real estate investments, net of cash received	(93,389)	(73,569)
Dispositions of real estate investments, net of selling costs	251,492	12,583
Notes receivable issuances	(24,235)	(26,230)
Notes receivable paydowns	13,239	42,301
Leasing costs	(3,814)	(2,595)
Leasing incentives	(51)	(467)
Contributions to equity method investments	(51,565)	(8,096)
Net cash provided by (used for) investing activities	17,546	(101,353)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	65,159	27,428
Common shares tendered for tax withholding	(774)	(553)
Debt issuances, credit facility and construction loan borrowings	491,514	59,942
Debt and credit facility repayments, including principal amortization	(563,435)	(25,734)
Debt issuance costs	(6,727)	(2,463)
Acquisition of NCI in consolidated RE investments	(3,901)	(804)
Redemption of operating partnership units	(130)	—
Distributions to noncontrolling interests	(5,507)	—
Contributions from noncontrolling interests	14	—
Dividends and distributions	(52,904)	(42,662)
Net cash (used for) provided by financing activities	(76,691)	15,154
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,122	(16,977)
Cash, cash equivalents, and restricted cash, beginning of period	40,443	50,430
Cash, cash equivalents, and restricted cash, end of period (1)	$59,565	$33,453
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$2,536	$4,423
Increase (decrease) in accrued capital improvements and development costs	(5,139)	5,804
Operating Partnership units redeemed for common shares	132	131
Debt assumed at fair value in conjunction with real estate purchases	156,071	19,989
Noncontrolling interest in acquired real estate entity	23,065	—
Recognition of operating lease right-of-use assets	110	—
Recognition of operating lease liabilities	110	—
Recognition of finance lease right-of-use assets	—	24,466
Recognition of finance lease liabilities	—	27,940

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$54,700	$28,038
Restricted cash (a)	4,865	5,415
Cash, cash equivalents, and restricted cash	$59,565	$33,453
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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of September 30, 2022, owned 76.7% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries thereof.

As of September 30, 2022, the Company's property portfolio consisted of 56 stabilized operating properties and two properties under development.

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

Recent Accounting Pronouncements

Accounting Standards Adopted in 2022

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which became effective on March 12, 2020 and generally can be applied through December 31, 2022. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. This Accounting Standards Update ("ASU") also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. During the nine months ended September 30, 2022, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuations of the existing contracts rather than as new contracts. The adoption of the new guidance did not have a material impact on the consolidated financial statements. Management will continue to evaluate the impacts of reference rate reform.

Earnings Per Share

In August 2020, FASB issued ASU 2020-06, an update to ASC Topic 470 and ASC Topic 815, which became effective January 1, 2022. ASU 2020-06 simplifies the accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies diluted earnings per share calculation in certain areas and provides updated disclosure requirements. The Company adopted ASU 2020-06 effective January 1, 2022 and the adoption did not have a material impact on the consolidated financial statements.

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

Net operating income of the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Office real estate
Rental revenues	$18,687	$11,933	$54,024	$35,324
Rental expenses	4,886	3,409	13,626	9,222
Real estate taxes	2,044	1,547	5,583	4,318
Segment net operating income	11,757	6,977	34,815	21,784
Retail real estate
Rental revenues	21,223	20,223	64,197	57,682
Rental expenses	3,420	3,270	10,254	9,119
Real estate taxes	2,206	2,100	6,715	6,307
Segment net operating income	15,597	14,853	47,228	42,256
Multifamily residential real estate
Rental revenues	13,833	17,404	45,381	49,673
Rental expenses	4,441	6,038	14,221	16,500
Real estate taxes	1,204	1,896	4,397	5,689
Segment net operating income	8,188	9,470	26,763	27,484
General contracting and real estate services
Segment revenues	69,024	17,502	138,947	71,473
Segment expenses	66,252	15,944	133,491	68,350
Segment gross profit	2,772	1,558	5,456	3,123
Net operating income	$38,314	$32,858	$114,262	$94,647

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended September 30, 2022 and 2021 exclude revenue related to intercompany construction contracts of $20.8 million and $8.6 million, respectively, as it is eliminated in consolidation. General contracting and real estate services revenues for the nine months ended September 30, 2022 and 2021 exclude revenue related to intercompany construction contracts of $43.6 million and $16.0 million, respectively, as it is eliminated in consolidation.

General contracting and real estate services expenses for the three months ended September 30, 2022 and 2021 exclude expenses related to intercompany construction contracts of $20.6 million and $8.6 million, respectively. General contracting and real estate services expenses for the nine months ended September 30, 2022 and 2021 exclude expenses related to intercompany construction contracts of $43.1 million and $16.0 million, respectively, as it is eliminated in consolidation.

The following table reconciles net operating income to net income, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net operating income	$38,314	$32,858	$114,262	$94,647
Depreciation and amortization	(17,527)	(16,886)	(54,865)	(52,237)
Amortization of right-of-use assets - finance leases	(278)	(278)	(833)	(745)
General and administrative expenses	(3,854)	(3,449)	(12,179)	(10,957)
Acquisition, development and other pursuit costs	—	(8)	(37)	(111)
Impairment charges	—	—	(333)	(3,122)
Gain (loss) on real estate dispositions, net	33,931	(113)	53,424	3,604
Interest income	3,490	3,766	10,410	14,628
Interest expense	(10,345)	(8,827)	(28,747)	(25,220)
Loss on extinguishment of debt	(2,123)	(120)	(2,899)	(120)
Change in fair value of derivatives and other	782	131	7,512	838
Unrealized credit loss release (provision)	42	617	(858)	284
Other income (expense), net	118	15	415	201
Income tax (provision) benefit	(181)	42	140	522
Net income	$42,369	$7,748	$85,412	$22,212

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

Rental revenue for the three and nine months ended September 30, 2022 and 2021 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Base rent and tenant charges	$51,978	$48,391	$158,281	$137,675
Accrued straight-line rental adjustment	1,506	883	4,542	4,210
Lease incentive amortization	(171)	(167)	(517)	(485)
Above/below market lease amortization	430	453	1,296	1,279
Total rental revenue	$53,743	$49,560	$163,602	$142,679

5. Real Estate Investment

Property Acquisitions

Constellation Energy Building

On January 14, 2022, the Company acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the Constellation Energy Building (previously referred to as the "Exelon Building") for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Constellation Energy Building is a mixed-use structure located in Baltimore's Harbor Point and is comprised of an office building, the Constellation Office, that serves as the headquarters for Constellation Energy Corp., which was spun-off from Exelon, a Fortune 100 energy company, in February 2022, as well as a multifamily component, 1305 Dock Street. The Constellation Office includes a parking garage and retail space. The Constellation Energy Building was subject to a $156.1 million loan, which the Company immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of the Bloomberg Short-Term Bank Yield Index ("BSBY") plus a spread of 1.50% and will mature on November 1, 2026. This loan is hedged by an interest rate cap corridor of 1.00% and 3.00% as well as an interest rate cap of 4.00%. See Note 9 for further details.

The following table summarizes the purchase price allocation (including acquisition costs) based on the relative fair value of the assets acquired for the two operating properties purchased during the nine months ended September 30, 2022 (in thousands):

Constellation Energy Building
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

The Residences at Annapolis Junction

On April 11, 2022, the Company exercised its option to acquire an additional 16% of the partnership that owns The Residences at Annapolis Junction, increasing its ownership to 95%. In exchange for this increased partnership interest, the terms of the partnership waterfall calculation in the event of a capital event were modified.

Property Dispositions

On April 1, 2022, the Company completed the sale of Hoffler Place for a sale price of $43.1 million. The loss recognized upon sale was $0.8 million.

On April 25, 2022, the Company completed the sale of Summit Place for a sale price of $37.8 million. The loss recognized upon sale was $0.5 million.

In addition to the losses recognized on the sales of the Hoffler Place and Summit Place student-housing properties during the three months ended September 30, 2022 described above, the Company recognized impairment of real estate of $18.3 million to record these properties at their fair values during the three months ended December 31, 2021.

On June 29, 2022, the Company completed the sale of the Home Depot and Costco outparcels at North Pointe for a sale price of $23.9 million. The gain on disposition was $20.9 million.

On July 22, 2022, the Company completed the sale of The Residences at Annapolis Junction for a sale price of $150.0 million. The gain recognized on disposition was $31.5 million, $5.4 million of which was allocated to the Company's noncontrolling interest partner.

On July 26, 2022, the Company completed the sale of the AutoZone and Valvoline outparcels at Sandbridge Commons for a sale price of $3.5 million. The gain recognized on disposition was $2.4 million.

Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the nine months ended September 30, 2022, the Company invested $29.4 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $38.6 million relating to this project. As of September 30, 2022 and December 31, 2021, the carrying value of the Company's investment in Harbor Point Parcel 3 was $42.1 million and $12.7 million, respectively. For the nine months ended September 30, 2022, Harbor Point Parcel 3 had no operating activity, and therefore the Company received no allocated income.

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

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and will serve as the project's general contractor. During the nine months ended September 30, 2022, the Company invested $22.9 million in Harbor Point Parcel 4. The Company has an estimated equity commitment of up to $99.7 million relating to this project. As of September 30, 2022, the carrying value of the Company's investment in Harbor Point Parcel 4 was $22.9 million. For the nine months ended September 30, 2022, Harbor Point Parcel 4 had no operating activity, and therefore the Company received no allocated income.

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

6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of September 30, 2022 and December 31, 2021 ($ in thousands):

	Outstanding loan amount (a)						Interest compounding
Development Project	September 30, 2022		December 31, 2021	Maximum loan commitment		Interest rate
City Park 2	$11,749		$—	$20,594		13.0%	Annually
Interlock Commercial	84,615		95,379	107,000	(b)	15.0%	None
Nexton Multifamily	25,532		23,567	22,315		11.0%	Annually
Total mezzanine & preferred equity	121,896		118,946	$149,909
Constellation Energy Building note receivable	12,834		—
Other notes receivable	7,570		7,234
Notes receivable guarantee premium	1,024		1,243
Allowance for credit losses	(1,508)	(c)	(994)
Total notes receivable	$141,816		$126,429
________________________________________
(a) Outstanding loan amounts include any accrued and unpaid interest, as applicable.
(b) This amount includes interest reserves.
(c) The amount excludes $0.4 million of Current Expected Credit Losses ("CECL") allowance that relates to the unfunded commitments, which was recorded as a liability under Other liabilities in the consolidated balance sheet.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Development Project	2022		2021		2022		2021
City Park 2	$329	(a)	$—		$554	(a)	$—
Interlock Commercial	2,363	(a)	3,260	(a)	7,550	(a)	9,644	(a)
Nexton Multifamily	680		397		1,966		658
Solis Apartments at Interlock	—		—		—		4,005	(b)
Total mezzanine	3,372		3,657		10,070		14,307
Other interest income	118		109		340		321
Total interest income	$3,490		$3,766		$10,410		$14,628
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

Interlock Commercial

During February 2022, the Company received $13.5 million as a partial repayment of the Interlock Commercial mezzanine loan, which consisted of $11.1 million of principal and $2.4 million of interest. During September 2022, the Company received $2.7 million as an additional repayment, which consisted of $1.0 million of principal and $1.7 million of interest.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities and preferred equity investments. As of September 30, 2022, the Company had three mezzanine loans (including the Nexton Multifamily and City Park 2 preferred equity investments that are accounted for as notes receivable), each of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

On a quarterly basis, the Company compares the risk inherent in its loans to industry loan loss data experienced during past business cycles. The Company updated the risk ratings for each of its notes receivable as of September 30, 2022 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of September 30, 2022 was "Pass" rated.

At December 31, 2021, the Company reported $126.4 million of notes receivable, net of allowances of $1.0 million. At September 30, 2022, the Company reported $141.8 million of notes receivable, net of allowances of $1.5 million. Changes in the allowance for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$1,894	$2,129	$994	$2,584
Unrealized credit loss provision (release)	(42)	(617)	858	(284)
Extinguishment due to acquisition	—	—	—	(788)
Ending balance (a)	$1,852	$1,512	$1,852	$1,512
________________________________________
(a) The amounts as of September 30, 2022 and 2021 include $0.4 million and $0.1 million, respectively, of allowance related to the unfunded commitments, which were recorded as Other liabilities on the consolidated balance sheet.

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of September 30, 2022, the Company had the Constellation Energy Building note, which bears interest at 3% per annum, on non-accrual status. The principal balance of the note receivable is adequately secured by the seller's partnership interest. As of September 30, 2022 and December 31, 2021, there were no other loans on non-accrual status.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of September 30, 2022 during the next twelve months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$243	$4,881	$138	$6,088
Revenue recognized that was included in the balance at the beginning of the period	—	(4,881)	—	(6,088)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	16,312	—	3,791
Transferred to receivables	(478)	—	(665)	—
Construction contract costs and estimated earnings not billed during the period	232	—	370	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	235	(576)	527	(1,117)
Ending balance	$232	$15,736	$370	$2,674

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.3 million and $2.2 million were deferred as of September 30, 2022 and December 31, 2021, respectively. Amortization of pre-contract costs for the nine months ended September 30, 2022 and 2021 was $0.8 million and $0.2 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of September 30, 2022 and December 31, 2021, construction receivables included retentions of $8.2 million and $3.1 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of September 30, 2022 during the next twelve months. As of September 30, 2022 and December 31, 2021, construction payables included retentions of $16.2 million and $4.2 million, respectively. The Company expects to pay substantially all construction payables outstanding as of September 30, 2022 during the next twelve months.

The Company’s net position on uncompleted construction contracts comprised the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Costs incurred on uncompleted construction contracts	$477,799	$379,993
Estimated earnings	19,423	15,115
Billings	(512,726)	(399,746)
Net position	$(15,504)	$(4,638)

Construction contract costs and estimated earnings in excess of billings	$232	$243
Billings in excess of construction contract costs and estimated earnings	(15,736)	(4,881)
Net position	$(15,504)	$(4,638)
The above table reflects the net effect of projects closed as of September 30, 2022 and December 31, 2021, respectively.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning backlog	$541,214	$70,219	$215,518	$71,258
New contracts/change orders	53,966	53,590	449,712	106,992
Work performed	(69,251)	(16,944)	(139,301)	(71,385)
Ending backlog	$525,929	$106,865	$525,929	$106,865

The Company expects to complete a majority of the uncompleted contracts in place as of September 30, 2022 during the next 12 to 24 months.

8. Indebtedness

Amended Credit Facility

On August 23, 2022, the Company, as parent guarantor, and the Operating Partnership, as borrower, entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a $550.0 million credit facility comprised of a $250.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $300.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "amended credit facility"), with a syndicate of banks. The amended credit facility replaces the prior $150.0 million revolving credit facility, which was scheduled to mature on January 24, 2024, and the prior $205.0 million term loan facility, which was scheduled to mature on January 24, 2025.

The amended credit facility includes an accordion feature that allows the total commitments to be increased to $1.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The revolving credit facility has a scheduled maturity date of January 22, 2027, with two six-month extension options, subject to our satisfaction of certain conditions, including payment of a 0.075% extension fee at each extension. The term loan facility has a scheduled maturity date of January 21, 2028.

The revolving credit facility bears interest at Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings.

As of September 30, 2022 and December 31, 2021, the outstanding balance on the revolving credit facility was $36.0 million and $5.0 million, respectively. The outstanding balance on the term loan facility was $300.0 million and $205.0 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate caps and swaps, were 4.54% and 4.49%, respectively. The Operating Partnership may, at any time, voluntarily prepay any loan under the amended credit facility in whole or in part without premium or penalty.

The Operating Partnership is the borrower, and its obligations under the amended credit facility are guaranteed by the Company and certain of its subsidiaries that are not otherwise prohibited from providing such guaranty. The Credit Agreement contains customary representations and warranties and financial and other affirmative and negative covenants. The Company's ability to borrow under the amended credit facility is subject to ongoing compliance with a number of financial covenants, affirmative covenants, and other restrictions. The Credit Agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the amended credit facility to be immediately due and payable.

The Company is currently in compliance with all covenants governing the amended credit facility.

Other 2022 Financing Activity

On January 5, 2022, the Company contributed $2.6 million to the Harbor Point Parcel 3 joint venture in order to meet the lender's equity funding requirement since a $15.0 million standby letter of credit, which was available for draw down on the revolving credit facility in the event the Company did not meet its equity requirement, expired on January 4, 2022.

On January 14, 2022, the Company acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the mixed-use property known as the Constellation Energy Building. The property was subject to a $156.1 million loan, which the Company immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of BSBY plus a spread of 1.50% and will mature on November 1, 2026.

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

On June 30, 2022, the Company refinanced the $20.1 million loan secured by Nexton Square. The new $22.5 million loan bears interest at a rate of SOFR plus a spread of 1.95% (SOFR has a 0.30% floor) and will mature on June 30, 2027.

On July 22, 2022, the Company paid off the $84.4 million loan secured by The Residences at Annapolis Junction in conjunction with the sale of the property.

On August 15, 2022, the Company paid off the $9.4 million balance of the loan secured by the Marketplace at Hilltop shopping center.

On August 25, 2022, the Company paid off the $51.8 million, $14.6 million, and $23.6 million balances of the loans secured by the 1405 Point, Brooks Crossing Office, and One City Center properties, respectively.

On August 25, 2022, the Company entered into a $73.6 million construction loan agreement for the Southern Post development project. The loan bears interest at a rate of SOFR plus a spread of 2.25%. The loan matures on August 25, 2026 and has two 12-month extension options. There was no balance outstanding on the loan as of September 30, 2022.

On September 27, 2022, the Company refinanced the $13.4 million loan secured by Liberty Apartments. The new $21.0 million loan bears interest at a rate of SOFR plus a spread of 1.50% and will mature on September 27, 2027.

During the nine months ended September 30, 2022, the Company borrowed $34.5 million under its existing construction loans to fund new development and construction.

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

As of September 30, 2022, the Company had the following London Inter-Bank Offered Rate (“LIBOR"), SOFR, and BSBY interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate		Premium Paid
11/1/2020	11/1/2023	$84,375	(a)	1.84% (SOFR)		$91
2/2/2021	2/1/2023	100,000		0.50% (LIBOR)		45
3/4/2021	4/1/2023	14,479		2.50% (LIBOR)		4
1/11/2022	2/1/2024	175,000		4.00% (BSBY)		154
4/7/2022	2/1/2024	175,000	(a)	1.00%-3.00% (BSBY)	(b)	3,595
7/1/2022	3/1/2024	200,000	(a)	1.00%-3.00% (SOFR)	(b)	352	(c)
7/5/2022	1/1/2024	50,000	(a)	1.00%-3.00% (SOFR)	(b)	143	(c)
7/5/2022	1/1/2024	35,100	(a)	1.00%-3.00% (SOFR)	(b)	120	(c)
9/1/2022	9/1/2024	73,562	(a)(d)	1.00%-3.00% (SOFR)	(b)	1,370
Total		$907,516				$5,874
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
(c) This amount represents the sum of the premiums paid on the original instruments. The caps were blended and extended during the three months ended September 30, 2022.
(d) The notional amount represents the maximum notional amount that will eventually be in effect. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan.

As of September 30, 2022, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	(a)	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Senior unsecured term loan	50,000		1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	32,979	(a)	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	(a)	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.55%	2.00%	4/1/2020	4/1/2024
Thames Street Wharf	69,686	(a)	1-month BSBY	1.05%	2.35%	9/30/2021	9/30/2026
Total	$288,165
________________________________________
(a) Designated as a cash flow hedge.

For the interest rate swaps and caps designated as cash flow hedges, realized losses are reclassified out of accumulated other comprehensive loss to interest expense in the condensed consolidated statements of comprehensive income due to payments made to the swap counterparty. During the next 12 months, the Company anticipates recognizing approximately $10.4 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive gain into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$50,000	$390	$—	$50,000	$—	$(1,454)
Interest rate caps	289,479	2,726	—	399,579	1,019	—
Total derivatives not designated as accounting hedges	339,479	3,116	—	449,579	1,019	(1,454)
Derivatives designated as accounting hedges
Interest rate swaps	238,165	11,960	—	239,633	1,317	(2,013)
Interest rate caps	545,572	15,354	—	384,375	590	—
Total derivatives	$1,123,216	$30,430	$—	$1,073,587	$2,926	$(3,467)

The changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2022 and 2021 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate swaps	$4,330	$(60)	$13,894	$2,315
Interest rate caps	3,587	(234)	12,586	(27)
Total change in fair value of interest rate derivatives	$7,917	$(294)	$26,480	$2,288
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$809	$166	$7,700	$941
Unrealized cash flow hedge gains (losses)	7,108	(460)	18,780	1,347
Total change in fair value of interest rate derivatives	$7,917	$(294)	$26,480	$2,288

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

During the nine months ended September 30, 2022, the Company issued and sold 475,074 shares of common stock at a weighted average price of $15.21 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $7.1 million. During the nine months ended September 30, 2022, the Company did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of November 4, 2022.

On January 11, 2022, the Company completed an underwritten public offering of 4,025,000 shares of common stock,

which were pre-purchased from the Company by the underwriter at a purchase price of $14.45 per share of common stock including fees, resulting in net proceeds after offering costs of $58.0 million.

Noncontrolling Interests

As of September 30, 2022 and December 31, 2021, the Company held a 76.7% and 75.3% common interest in the Operating Partnership, respectively. As of September 30, 2022, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 76.7% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of September 30, 2022, there were 20,611,190 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $24.2 million relates to the minority partners' interest in certain joint venture entities as of September 30, 2022, including $23.5 million for minority partners’ interest in the Constellation Energy Building. The noncontrolling interest for consolidated real estate entities was $0.6 million as of December 31, 2021.

On January 1, 2022, due to holders of Class A Units tendering an aggregate of 12,149 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

On July 1, 2022, in connection with the tender by a limited partner in the Operating Partnership of 10,146 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.1 million.

Dividends and Distributions

During the nine months ended September 30, 2022, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	10/25/2021	12/29/2021	01/06/2022	$0.17	$14,209
Common Stock/Class A Units	02/23/2022	03/30/2022	04/07/2022	0.17	15,014
Common Stock/Class A Units	05/12/2022	06/29/2022	07/07/2022	0.17	15,020
Common Stock/Class A Units	07/28/2022	09/28/2022	10/06/2022	0.19	16,785
Series A Preferred Stock	10/25/2021	01/03/2022	01/14/2022	0.421875	2,887
Series A Preferred Stock	02/23/2022	04/01/2022	04/15/2022	0.421875	2,887
Series A Preferred Stock	05/12/2022	07/01/2022	07/15/2022	0.421875	2,887
Series A Preferred Stock	07/28/2022	10/03/2022	10/14/2022	0.421875	2,887

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of September 30, 2022, there were 397,904 shares available for issuance under the Equity Plan.

During the nine months ended September 30, 2022, the Company granted an aggregate of 264,693 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $14.61 per share. Of those shares, 52,088 were surrendered by the employees for income tax withholdings. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Beginning with grants made in 2021, executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the three months ended September 30, 2022 and 2021, the Company recognized $0.7 million and $0.5 million, respectively, of stock-based compensation cost. During the nine months ended September 30, 2022 and 2021, the Company recognized $3.1 million and $2.1 million, respectively, of stock-based compensation cost. As of September 30, 2022, there were 220,847 nonvested restricted shares outstanding; the total unrecognized compensation expense related to nonvested restricted shares was $1.7 million, which the Company expects to recognize over the next 30 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(a)	$1,041,576	$1,023,994	$958,910	$976,520
Notes receivable, net	141,816	141,816	126,429	126,429
Interest rate swap liabilities	—	—	3,467	3,467
Interest rate swap and cap assets	30,430	30,430	2,926	2,926
________________________________________
(a) The values as of December 31, 2021 include loans reclassified to liabilities related to assets held for sale.

13. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue and gross profit from construction contracts with these entities for the three months ended September 30, 2021 were $4.1 million and $0.8 million, respectively. Revenue and gross profit from construction contracts with these entities for the nine months ended September 30, 2021 were $22.8 million and $1.5 million, respectively. Revenue and gross profit from construction contracts with these entities for the three and nine months ended September 30, 2022 were immaterial. There were no outstanding construction receivables due from related parties as of September 30, 2022 compared to $4.1 million outstanding at December 31, 2021.

The general contracting services described above include contracts with an aggregate price of $81.6 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage located in Virginia Beach, Virginia. The developer is owned in part by certain executives of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in 2019 and were substantially complete as of September 10, 2021. Aggregate gross profit was projected at $3.9 million to the Company, representing a gross profit margin of 5.1% as of September 30, 2022. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, of which $1.9 million remains outstanding as of September 30, 2022.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures. See Note 5 for more information. During the three and nine months ended September 30, 2022, the Company recognized gross profit of $0.2 million and $0.4 million, respectively, relating to these construction contracts.

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

Guarantees

In connection with certain of the Company's mezzanine lending activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the outstanding guarantees made by the Company as of September 30, 2022 (in thousands):

Development project	Payment guarantee amount	Guarantee liability
Interlock Commercial	$37,450	$1,024
Harbor Point Parcel 4 (a)	32,910	220
Total	$70,360	$1,244
_______________________________________
(a) As of September 30, 2022, no amounts have been funded on this senior loan.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $2.5 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively. In addition, as of September 30, 2022, the Company has an outstanding letter of credit for $1.9 million to secure certain performances of the Company's subsidiary construction company under a related party project.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of September 30, 2022, the Company had three notes receivable with a total of $15.9 million of unfunded commitments. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of September 30, 2022, the Company has recorded a $0.4 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in Other liabilities in the consolidated balance sheet. See Note 6 for more information.

15. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Real Estate

In October 2022, the Company acquired the remaining 5% ownership interest in the entity that developed Gainesville Apartments. During 2022, the Company made earn-out payments totaling $4.2 million to its development partner in addition to development cost savings of $0.8 million paid to the partner.

On November 4, 2022, the Company acquired a 124,000 square foot grocery-anchored shopping center in Virginia Beach, Virginia for a purchase price of $26.5 million in cash.

Equity Method Investments

In October 2022, Harbor Point Parcel 3 modified its construction loan, which was increased from $161.7 million to $180.4 million as a result of an increase in the scope of the project. As a result, the Company received $3.5 million representing a return of excess equity contributions to the project. In accordance with a preexisting promissory note secured by the development partner's ownership interest in Harbor Point Parcel 4, the Company advanced $3.8 million to the Harbor Point Parcel 3 development partner to satisfy its additional equity contribution required under the Harbor Point Parcel 3 operating agreement.

Notes Receivable

On October 3, 2022, the Company entered into a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia (Gainesville II). This project is located nearby the Company's recently completed multifamily development project in Gainesville. The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature, and it will be accounted for as a note receivable. The Company's investment bears interest at a rate of 14.0%, compounded annually, with minimum interest of $5.9 million over the life of the investment..

Indebtedness

In October 2022, the Company had net borrowings of $37.0 million on the revolving credit facility.

Equity

On November 4, 2022, the Company announced that its board of directors declared a cash dividend of $0.19 per common share for the fourth quarter of 2022. The fourth quarter dividend will be payable in cash on January 5, 2023 to stockholders of record on December 28, 2022.

On November 4, 2022, the Company announced that its board of directors declared a cash dividend of $0.421875 per share of Series A Preferred Stock for the fourth quarter of 2022. The dividend will be payable in cash on January 13, 2023 to stockholders of record on January 3, 2023.

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
•the impact of inflation, including increased operating costs;
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

Business Description

We are a vertically-integrated, self-managed REIT with four decades of experience developing, building, acquiring and managing high-quality office, retail and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. We also provide general construction and development services to third-party clients, in addition to developing and building properties to be placed in our stabilized portfolio. As of September 30, 2022, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
Constellation Office	Office	Baltimore, Maryland**	79%	(1)
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland**	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
Wills Wharf	Office	Baltimore, Maryland**	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail	Retail	Newport News, Virginia	65%	(2)
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Delray Beach Plaza	Retail	Delray Beach, Florida	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%

Property	Segment	Location	Ownership Interest
Greenbrier Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek	Retail	Mount Pleasant, South Carolina	70%	(2)
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Nexton Square	Retail	Summerville, South Carolina	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Pointe Center	Retail	Durham, North Carolina	100%
Overlook Village	Retail	Asheville, North Carolina	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1305 Dock Street	Multifamily	Baltimore, Maryland**	79%	(1)
1405 Point	Multifamily	Baltimore, Maryland**	100%
Edison Apartments	Multifamily	Richmond, Virginia	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Gainesville Apartments	Multifamily	Gainesville, Georgia	95%	(3)
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
________________________________________
*Located in the Town Center of Virginia Beach
**Located at Harbor Point in Baltimore
(1) We own a 90% economic interest in this property, including an 11% economic interest through a note receivable.
(2) We are entitled to a preferred return on our investment in this property.
(3) We were required to purchase our partner's ownership interest after completion of the project, contingent upon obtaining a certificate of occupancy and achieving certain thresholds of net operating income. On April 11, 2022, we paid a $1.1 million earn-out to our development partner in connection with our receipt of the certificate of occupancy. The remaining earn-out of $3.1 million was paid in October 2022, resulting in our obtaining the remaining 5% ownership interest. Additionally, we shared in the economic benefit of cost savings, paying $0.8 million to our development partner.

As of September 30, 2022, the following properties that we consolidate for financial reporting purposes were under development:

Property	Segment	Location	Ownership Interest
Chronicle Mill	Multifamily	Belmont, North Carolina	85%	(1)
Southern Post	Mixed-use	Roswell, Georgia	100%
________________________________________
(1) We are entitled to a preferred return on our investment in this property.

Acquisitions

On January 14, 2022, we acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the Constellation Energy Building (previously referred to as the "Exelon Building") for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Constellation Energy Building is a mixed-use structure located in Baltimore's Harbor Point and is comprised of an office building, the Constellation Office, that serves as the headquarters for Constellation Energy Corp., which was spun-off from Exelon, a Fortune 100 energy company, in February 2022, as well as a multifamily component, 1305 Dock Street. The Constellation Office also includes a parking garage and retail space. The Constellation Energy Building was subject to a $156.1 million loan, which we immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of the Bloomberg Short-Term Bank Yield Index ("BSBY") plus a spread of 1.50% and will mature on November 1, 2026. This loan is hedged by an interest rate cap corridor of 1.00% and 3.00% as well as an interest rate cap of 4.00%.

On January 14, 2022, we acquired the remaining 20% ownership interest in the partnership that is developing the Ten Tryon project in Charlotte, North Carolina for a cash payment of $3.9 million.

On April 11, 2022, we exercised our option to acquire an additional 16% of the partnership that owns The Residences at Annapolis Junction, increasing our ownership to 95%.

In October 2022, we acquired the remaining 5% ownership interest in the entity that developed Gainesville Apartments. During 2022, we made earn-out payments totaling $4.2 million to our development partner in addition to development cost savings of $0.8 million paid to our development partner.

On November 4, 2022, we acquired a 124,000 square foot grocery-anchored shopping center in Virginia Beach, Virginia for a purchase price of $26.5 million in cash.

Equity Method Investments

On April 1, 2022, we acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include multifamily units, retail space, and a parking garage. We hold an option to increase our ownership to 90%. We have a projected equity commitment of $99.7 million relating to this project, of which we had funded $22.9 million as of September 30, 2022.

Preferred Equity Investments

On October 3, 2022, we made a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia (Gainesville II). This project is located nearby our recently completed multifamily development project in Gainesville. The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature, and it will be accounted for as a note receivable. Our investment bears interest at a rate of 14.0%, compounded annually, with a minimum preferred return of $5.9 million.

Dispositions

On April 1, 2022, we completed the sale of the Hoffler Place for a sale price of $43.1 million. The loss recognized upon sale was $0.8 million.

On April 25, 2022, we completed the sale of the Summit Place for a sale price of $37.8 million. The loss recognized upon sale was $0.5 million.

In addition to the losses recognized on the sales of the Hoffler Place and Summit Place student-housing properties during the nine months ended September 30, 2022, we recognized impairment of real estate of $18.3 million to record these properties at their fair values during the three months ended December 31, 2021.

On June 29, 2022, we completed the sale of the Home Depot and Costco outparcels at North Pointe for a sale price of $23.9 million. The gain on disposition was $20.9 million.

On July 22, 2022, we sold The Residences at Annapolis Junction for a sale price of $150.0 million. The gain on disposition was $31.5 million, $5.4 million of which was allocated to our investment partner.

On July 26, 2022, we sold the AutoZone and Valvoline outparcels at Sandbridge Commons for a sale price     of $3.5 million. The gain on disposition was $2.4 million.

Third Quarter 2022 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2022 and other recent developments:

•Net income attributable to common stockholders and holders of units of limited partnership interest in the Operating Partnership ("OP Unitholders") of $33.9 million, or $0.38 per diluted share, compared to $4.9 million, or $0.06 per diluted share, for the three months ended September 30, 2021.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $22.7 million, or $0.26 per diluted share, compared to $21.9 million, or $0.27 per diluted share, for the three months ended September 30, 2021. See "Non-GAAP Financial Measures."

•Normalized funds from operations available to common stockholders and OP Unitholders ("Normalized FFO") of $25.8 million, or $0.29 per diluted share, compared to $21.6 million, or $0.26 per diluted share, for the three months ended September 30, 2021. See "Non-GAAP Financial Measures."

•Portfolio wide occupancy exceeded 97% for the third consecutive quarter. Retail occupancy reached an all-time high of 98%.

•Executed a new 60,000 square foot lease with Franklin Templeton at Wills Wharf, bringing the building to 91% leased.

•Executed a new 18,000 square foot office lease with Old Dominion University (“ODU”) at the Town Center of Virginia Beach for ODU’s Institute of Data Science and Coastal Virginia Center for Cyber Innovation.

•Subsequent to the end of the third quarter, executed a new 46,000 square foot lease with Morgan Stanley at Thames Street Wharf that expands the tenant’s space to over 240,000 square feet and extends its lease term to 2035.

•Same Store net operating income ("NOI") increased 3.0% on a GAAP basis and 2.7% on a cash basis compared to the quarter ended September 30, 2021.
◦Commercial same store NOI increased 2.0% on a GAAP basis.
◦Multifamily same store NOI increased 6.5% on a GAAP basis.

•Positive GAAP releasing spreads during the third quarter of 10.7% for retail lease renewals and 3.3% for office lease renewals.

•Multifamily lease rates increased 7.6% during the third quarter of 2022. Rental rates on new lease trade outs increased 8.8% and rental rates on lease renewals increased 6.3%.

•Amended and restated the existing $355 million unsecured credit facility, increased the borrowing capacity of our unsecured credit facility to $550 million, with an option to expand to $1.0 billion (subject to certain conditions), and extended the maturity date of the revolving line of credit and term loan components to 2027 and 2028, respectively.

•Closed on the sale of The Residences at Annapolis Junction in Baltimore for $150 million.

Segment Results of Operations

As of September 30, 2022, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services, which are conducted through our taxable REIT subsidiaries ("TRS"). Net operating income (segment revenues minus segment expenses) ("NOI") is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$18,687	$11,933	$6,754	$54,024	$35,324	$18,700
Property expenses	6,930	4,956	1,974	19,209	13,540	5,669
Segment NOI	$11,757	$6,977	$4,780	$34,815	$21,784	$13,031

Office segment NOI for the three and nine months ended September 30, 2022 increased 68.5% and 59.8%, respectively, compared to the three and nine months ended September 30, 2021 primarily due to the acquisition of the Constellation Office in January 2022.

Office Same Store Results

Office same store results for the three and nine months ended September 30, 2022 and 2021 exclude Wills Wharf and the Constellation Office.

Office same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$10,315	$10,252	$63	$30,861	$30,752	$109
Property expenses	3,960	3,825	135	11,219	10,837	382
Same Store NOI	$6,355	$6,427	$(72)	$19,642	$19,915	$(273)
Non-Same Store NOI	5,402	550	4,852	15,173	1,869	13,304
Segment NOI	$11,757	$6,977	$4,780	$34,815	$21,784	$13,031

Office same store NOI for the three and nine months ended September 30, 2022 was materially consistent with the three and nine months ended September 30, 2021.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$21,223	$20,223	$1,000	$64,197	$57,682	$6,515
Property expenses	5,626	5,370	256	16,969	15,426	1,543
Segment NOI	$15,597	$14,853	$744	$47,228	$42,256	$4,972

Retail segment NOI for the three and nine months ended September 30, 2022 increased 5.0% and 11.8%, respectively, compared to the three and nine months ended September 30, 2021 primarily due to the acquisitions of Delray Beach Plaza, Greenbrier Square, and Overlook Village, as well as increased occupancy in the same store portfolio. The increase was partially offset by the disposition of the Home Depot and Costco outparcels at North Pointe and the AutoZone and Valvoline outparcels at Sandbridge Commons.

Retail Same Store Results

Retail same store results for the three months ended September 30, 2022 and 2021 exclude Greenbrier Square, Overlook Village, and properties that were disposed in 2021 and 2022. Retail same store results for the nine months ended September 30, 2022 and 2021 also exclude Delray Beach Plaza and Premier Retail.

Retail same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$19,718	$19,062	$656	$54,650	$51,628	$3,022
Property expenses	5,061	4,886	175	13,828	13,223	605
Same Store NOI	$14,657	$14,176	$481	$40,822	$38,405	$2,417
Non-Same Store NOI	940	677	263	6,406	3,851	2,555
Segment NOI	$15,597	$14,853	$744	$47,228	$42,256	$4,972

Retail same store NOI for the three and nine months ended September 30, 2022 increased 3.4% and 6.3%, respectively, compared to the three and nine months ended September 30, 2021, primarily due to increased occupancy throughout the portfolio.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$13,833	$17,404	$(3,571)	$45,381	$49,673	$(4,292)
Property expenses	5,645	7,934	(2,289)	18,618	22,189	(3,571)
Segment NOI	$8,188	$9,470	$(1,282)	$26,763	$27,484	$(721)

Multifamily segment NOI for the three months ended September 30, 2022 decreased 13.5% compared to the three months ended September 30, 2021 primarily due to the disposition of The Residences at Annapolis Junction. Multifamily segment NOI for the nine months ended September 30, 2022 decreased 2.6% compared to the nine months ended September 30, 2021 primarily due to the dispositions of The Residences at Annapolis Junction, Johns Hopkins Village, Hoffler Place, and Summit Place. The decrease was partially offset by the acquisition of 1305 Dock Street, Gainesville Apartments beginning operations, and increased rental rates across multiple properties.

Multifamily Same Store Results

Multifamily same store results for the three and nine months ended September 30, 2022 and 2021 exclude 1305 Dock Street and Gainesville Apartments as well as properties that were disposed in 2021 and 2022.

Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Rental revenues	$11,222	$10,624	$598	$32,901	$30,399	$2,502
Property expenses	4,516	4,327	189	12,624	12,274	350
Same Store NOI	$6,706	$6,297	$409	$20,277	$18,125	$2,152
Non-Same Store NOI	1,482	3,173	(1,691)	6,486	9,359	(2,873)
Segment NOI	$8,188	$9,470	$(1,282)	$26,763	$27,484	$(721)

Multifamily same store NOI for the three and nine months ended September 30, 2022 increased 6.5% and 11.9%, respectively, compared to the three and nine months ended September 30, 2021 primarily due to increased rental rates.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Segment revenues	$69,024	$17,502	$51,522	$138,947	$71,473	$67,474
Segment expenses	66,252	15,944	50,308	133,491	68,350	65,141
Segment gross profit	$2,772	$1,558	$1,214	$5,456	$3,123	$2,333
Operating margin	4.0%	8.9%	(4.9)%	3.9%	4.4%	(0.4)%

General contracting and real estate services segment gross profit for the three and nine months ended September 30, 2022 increased 77.9% and 74.7%, respectively, compared to the three and nine months ended September 30, 2021 primarily due to a greater number of third party contracts undertaken in 2022.

The changes in third party construction backlog for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning backlog	$541,214	$70,219	$215,518	$71,258
New contracts/change orders	53,966	53,590	449,712	106,992
Work performed	(69,251)	(16,944)	(139,301)	(71,385)
Ending backlog	$525,929	$106,865	$525,929	$106,865

As of September 30, 2022, we had $85.6 million in the backlog relating to the Harbor Point Parcel 4 project, $142.1 million in the backlog on the Harbor Point Parcel 3 project, and $71.9 million in the backlog on the Lake Point Apartments project. The amounts relating to our Harbor Point Parcel 3 and Harbor Point Parcel 4 projects pertain to our equity method investments, for which a portion of our profit margin will be eliminated in our operating results.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(unaudited)
Revenues
Rental revenues	$53,743	$49,560	$4,183	$163,602	$142,679	$20,923
General contracting and real estate services revenues	69,024	17,502	51,522	138,947	71,473	67,474
Total revenues	122,767	67,062	55,705	302,549	214,152	88,397
Expenses
Rental expenses	12,747	12,717	30	38,101	34,841	3,260
Real estate taxes	5,454	5,543	(89)	16,695	16,314	381
General contracting and real estate services expenses	66,252	15,944	50,308	133,491	68,350	65,141
Depreciation and amortization	17,527	16,886	641	54,865	52,237	2,628
Amortization of right-of-use assets - finance leases	278	278	—	833	745	88
General and administrative expenses	3,854	3,449	405	12,179	10,957	1,222
Acquisition, development and other pursuit costs	—	8	(8)	37	111	(74)
Impairment charges	—	—	—	333	3,122	(2,789)
Total expenses	106,112	54,825	51,287	256,534	186,677	69,857
Gain (loss) on real estate dispositions, net	33,931	(113)	34,044	53,424	3,604	49,820
Operating income	50,586	12,124	38,462	99,439	31,079	68,360
Interest income	3,490	3,766	(276)	10,410	14,628	(4,218)
Interest expense	(10,345)	(8,827)	(1,518)	(28,747)	(25,220)	(3,527)
Loss on extinguishment of debt	(2,123)	(120)	(2,003)	(2,899)	(120)	(2,779)
Change in fair value of derivatives and other	782	131	651	7,512	838	6,674
Unrealized credit loss release (provision)	42	617	(575)	(858)	284	(1,142)
Other income (expense), net	118	15	103	415	201	214
Income before taxes	42,550	7,706	34,844	85,272	21,690	63,582
Income tax (provision) benefit	(181)	42	(223)	140	522	(382)
Net income	42,369	7,748	34,621	85,412	22,212	63,200
Net income attributable to noncontrolling interests in investment entities	(5,583)	—	(5,583)	(5,811)	—	(5,811)
Preferred stock dividends	(2,887)	(2,887)	—	(8,661)	(8,661)	—
Net income attributable to common stockholders and OP Unitholders	$33,899	$4,861	$29,038	$70,940	$13,551	$57,389

Rental revenues for the three and nine months ended September 30, 2022 increased 8.4% and 14.7%, respectively, compared to the three and nine months ended September 30, 2021 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Office	$18,687	$11,933	$6,754	$54,024	$35,324	$18,700
Retail	21,223	20,223	1,000	64,197	57,682	6,515
Multifamily	13,833	17,404	(3,571)	45,381	49,673	(4,292)
	$53,743	$49,560	$4,183	$163,602	$142,679	$20,923

Office rental revenues for the three and nine months ended September 30, 2022 increased 56.6% and 52.9%, respectively, compared to the three and nine months ended September 30, 2021 primarily as a result of the acquisition of the Constellation Office and an increase in rental expense recoveries at Wills Wharf due to higher occupancy.

Retail rental revenues for the three and nine months ended September 30, 2022 increased 4.9% and 11.3%, respectively, compared to the three and nine months ended September 30, 2021 primarily as a result of the acquisitions of Delray Beach Plaza, Greenbrier Square and Overlook Village, as well as higher occupancy at multiple properties. The increase was partially offset by the dispositions of Oakland Marketplace, Socastee Commons, the Home Depot and Costco outparcels at North Pointe, and the AutoZone and Valvoline outparcels at Sandbridge Commons.

Multifamily rental revenues for the three and nine months ended September 30, 2022 decreased 20.5% and 8.6%, respectively, compared to the three and nine months ended September 30, 2021 primarily as a result of the dispositions of The Residences at Annapolis Junction, Johns Hopkins Village, Hoffler Place, and Summit Place. The decrease was partially offset by the acquisition of 1305 Dock Street, the beginning of operations at Gainesville Apartments, and higher occupancy and rental rates at multiple properties.

General contracting and real estate services revenues for the three and nine months ended September 30, 2022 increased 294.4% and 94.4%, respectively, compared to the three and nine months ended September 30, 2021 due to the timing of commencement of new third party construction projects in 2022 and the completion of other projects.

Rental expenses for the three and nine months ended September 30, 2022 increased 0.2% and 9.4%, respectively, compared to the three and nine months ended September 30, 2021 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Office	$4,886	$3,409	$1,477	$13,626	$9,222	$4,404
Retail	3,420	3,270	150	10,254	9,119	1,135
Multifamily	4,441	6,038	(1,597)	14,221	16,500	(2,279)
	$12,747	$12,717	$30	$38,101	$34,841	$3,260

Office rental expenses for the three and nine months ended September 30, 2022 increased 43.3% and 47.8%, respectively, compared to the three and nine months ended September 30, 2021 primarily due to the acquisition of the Constellation Office and the addition of new tenants at Wills Wharf.

Retail rental expenses for the three and nine months ended September 30, 2022 increased 4.6% and 12.4%, respectively, compared to the three and nine months ended September 30, 2021 primarily due to the acquisitions of Greenbrier Square and Overlook Village. The increase in retail rental expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was further due to the acquisition of Delray Beach Plaza in February 2021, which was partially offset by the dispositions of the Home Depot and Costco outparcels at North Pointe, Oakland Marketplace, Socastee Commons, and the AutoZone and Valvoline outparcels at Sandbridge Commons.

Multifamily rental expenses for the three and nine months ended September 30, 2022 decreased 26.4% and 13.8%, respectively, compared to the three and nine months ended September 30, 2021 primarily due to the dispositions of The Residences at Annapolis Junction, Johns Hopkins Village, Hoffler Place, and Summit Place. The decrease was partially offset by the acquisition of 1305 Dock Street, the beginning of operations at Gainesville Apartments and a decrease in expense on a per unit basis due to management efficiencies.

Real estate taxes for the three and nine months ended September 30, 2022 decreased 1.6% and increased 2.3%, respectively, compared to the three and nine months ended September 30, 2021 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Office	$2,044	$1,547	$497	$5,583	$4,318	$1,265
Retail	2,206	2,100	106	6,715	6,307	408
Multifamily	1,204	1,896	(692)	4,397	5,689	(1,292)
	$5,454	$5,543	$(89)	$16,695	$16,314	$381

Office real estate taxes for the three and nine months ended September 30, 2022 increased 32.1% and 29.3%, respectively, compared to the three and nine months ended September 30, 2021 primarily due to the acquisition of the Constellation Office.

Retail real estate taxes for the three and nine months ended September 30, 2022 increased 5.0% and 6.5%, respectively, compared to the three and nine months ended September 30, 2021 primarily as a result of the acquisitions of Greenbrier Square and Overlook Village. The increase in retail real estate taxes for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was further due to the acquisition of Delray Beach Plaza in February 2021, which was partially offset by the dispositions of the Home Depot and Costco outparcels at North Pointe, Oakland Marketplace, Socastee Commons, and the AutoZone and Valvoline outparcels at Sandbridge Commons.

Multifamily real estate taxes for the three and nine months ended September 30, 2022 decreased 36.5% and 22.7%, respectively, compared to the three and nine months ended September 30, 2021 primarily due to the dispositions of The Residences at Annapolis Junction, Johns Hopkins Village, Hoffler Place, and Summit Place. The decrease was partially offset by the acquisition of 1305 Dock Street and the beginning of operations at Gainesville Apartments.

General contracting and real estate services expenses for the three and nine months ended September 30, 2022 increased $50.3 million and $65.1 million, respectively, compared to the three and nine months ended September 30, 2021 due to new third party contracts undertaken in 2022.

Depreciation and amortization for the three and nine months ended September 30, 2022 increased 3.8% and 5.0%, respectively, compared to the three and nine months ended September 30, 2021 due to property acquisitions and development deliveries. The increases were partially offset by dispositions in 2021 and 2022 and certain assets that became fully depreciated.

Amortization of right-of-use assets - finance leases for the three months ended September 30, 2022 was materially consistent with the three months ended September 30, 2021. Amortization of right-of-use assets - finance leases for the nine months ended September 30, 2022 increased 11.8% compared to the nine months ended September 30, 2021 primarily due to the acquisition of Delray Beach Plaza, which was partially amortized during the nine months ended September 30, 2021 compared to a full period of amortization recognized in the nine months ended September 30, 2022.
General and administrative expenses for the three and nine months ended September 30, 2022 increased 11.7% and 11.2%, respectively, compared to the three and nine months ended September 30, 2021 primarily due to increased resources, higher compensation, benefits, and training and development resulting from increased investment in human capital and sustainability initiatives.

Acquisition, development and other pursuit costs for the three months ended September 30, 2022 decreased insignificantly compared to the three months ended September 30, 2021. Acquisition, development and other pursuit costs for the nine months ended September 30, 2022 decreased 66.7%, compared to the nine months ended September 30, 2021 as a result of a lower write off of costs for the nine months ended September 30, 2022 relating to certain development projects and acquisitions that are no longer probable.

Impairment charges for the nine months ended September 30, 2022 were not material. Impairment charges for the nine months ended September 30, 2021 relate to the impairment recognized on Socastee Commons.

Gain on real estate dispositions for the nine months ended September 30, 2022 relates to the disposition of The Residences at Annapolis Junction, the AutoZone and Valvoline outparcels at Sandbridge Commons, the 7-Eleven at Hanbury Village, Oakland Marketplace, and easement rights at a non-operating land parcel. Gain on real estate dispositions during the nine months ended September 30, 2021 relates to the sale of the 7-Eleven at Hanbury, Oakland Marketplace, and easement rights at a non-operating land parcel. The gain for the nine month ended September 30, 2021 was partially offset by the loss recognized upon the disposition of Socastee Commons.

Interest income for the three and nine months ended September 30, 2022 decreased 7.3% and 28.8%, respectively, compared to the three and nine months ended September 30, 2021, primarily as a result of the lower notes receivable balance in the current period due to the repayment of portions of our mezzanine loans during 2021 and 2022. This was partially offset by increased funding for the Nexton Multifamily and City Park 2 preferred equity investments. This trend is in line with management's plans to reduce income from mezzanine loans and preferred equity investments over time.

Interest expense for the three and nine months ended September 30, 2022 increased 17.2% and 14.0%, respectively, compared to the three and nine months ended September 30, 2021, primarily due to the loans obtained and assumed in connection with acquisitions, partially offset by those paid off in connection with dispositions.

Loss on extinguishment of debt of $2.1 million and $2.9 million for the three and nine months ended September 30, 2022, respectively, primarily relates to the loan payoffs of Marketplace at Hilltop, Brooks Crossing Office, One City Center, 1405 Point, Red Mill West, Delray Beach Plaza, the refinance of Liberty Apartments, and Nexton Square, and the loan payoffs associated with the dispositions of Hoffler Place, Summit Place, and the Costco outparcel at North Pointe. Loss on extinguishment of debt of $0.1 million for the three and nine months ended September 30, 2021 primarily relates to the loan payoff of Thames Street Wharf.

The change in fair value of derivatives and other for the three and nine months ended September 30, 2022 includes fair value increases for our derivative instruments due to increases in forward LIBOR (the London Inter-Bank Offered Rate), the Secured Overnight Financing Rate (SOFR), and BSBY.

Changes in Unrealized credit loss release (provision) for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 were primarily the result of increased loan balances from 2021 to 2022 as well as a partial release of loan loss reserves for the Interlock mezzanine loan due to the completion of the project and the achievement of leasing milestones.

Other income (expense), net for the three and nine months ended September 30, 2022 was materially consistent with the three and nine months ended September 30, 2021.

The income tax provision and benefits that we recognized during the three and nine months ended September 30, 2022 and 2021 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of September 30, 2022, we had unrestricted cash and cash equivalents of $54.7 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $4.9 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of September 30, 2022, we had $214.0 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $99.3 million of available borrowings under our construction loans to fund development activities.

We have no loans scheduled to mature during the remainder of 2022. We plan to obtain an additional term loan totaling $125 million, and intend to use the proceeds to pay off loans maturing in 2023 and early 2024. However, there can be no assurances regarding the timing or terms or the additional term loan or that we will obtain the additional term loan at all.

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

During the nine months ended September 30, 2022, we issued and sold 475,074 shares of common stock at a weighted average price of $15.21 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $7.1 million. During the nine months ended September 30, 2022, we did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of November 4, 2022.

Common Stock Issuance

On January 11, 2022, we completed an underwritten public offering of 4,025,000 shares of common stock, which were pre-purchased from us by the underwriter at a purchase price of $14.45 per share including fees, resulting in net proceeds after offering costs of $58.0 million.

Amended Credit Facility

On August 23, 2022, we entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a $550.0 million credit facility comprised of a $250.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $300.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "amended credit facility"), with a syndicate of banks. The amended credit facility replaces the prior $150.0 million revolving credit facility, which was scheduled to mature on January 24, 2024, and the prior $205.0 million term loan facility, which was scheduled to mature on January 24, 2025. The additional borrowings under the term loan facility were used to pay off the loans secured by 1405 Point, Brooks Crossing Office, and One City Center. Subject to available borrowing capacity, we intend to use future borrowings under the amended credit facility for general corporate purposes, including funding acquisitions, mezzanine lending, and development and redevelopment of properties in our portfolio, and for working capital.

The amended credit facility includes an accordion feature that allows the total commitments to be increased to $1.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The revolving credit facility has a scheduled maturity date of January 22, 2027, with two six-month extension options, subject to certain conditions, including payment of a 0.075% extension fee at each extension. The term loan facility has a scheduled maturity date of January 21, 2028.

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80%, in each case depending on our total leverage. These interest rates approximate the terms of the previous credit facility despite current market pressures. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $250 million as of September 30, 2022. In October 2022, we repaid $37.0 million, net of borrowings, under the revolving credit facility.

The Operating Partnership is the borrower under the amended credit facility, and its obligations under the amended credit facility are guaranteed by us and certain of our subsidiaries that are not otherwise prohibited from providing such guaranty.

The Credit Agreement contains customary representations and warranties and financial and other affirmative and negative covenants. Our ability to borrow under the amended credit facility is subject to our ongoing compliance with a number of financial covenants, affirmative covenants and other restrictions, including the following:

•total leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least $100.0 million, but only up to two times during the term of the amended credit facility);
•Ratio of adjusted EBITDA (as defined in the Credit Agreement) to fixed charges of not less than 1.50 to 1.0;

•Tangible net worth of not less than the sum of (i) $825.2 million and (ii) an amount equal to 75% of the net equity proceeds received by us after June 30, 2022;
•Ratio of secured indebtedness (excluding the amended credit facility if it becomes secured indebtedness) to total asset value of not more than 40%;
•Ratio of secured recourse debt (excluding the amended credit facility if it becomes secured indebtedness) to total asset value of not more than 20%;
•Total unsecured leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least $100.0 million, but only up to two times during the term of the credit facility);
•Unencumbered interest coverage ratio (as defined in the Credit Agreement) of not less than 1.75 to 1.0;
•Maintenance of a minimum of at least 15 unencumbered properties (as defined in the Credit Agreement) with an unencumbered asset value (as defined in the Credit Agreement) of not less than $500.0 million at any time; and
•Minimum occupancy rate (as defined in the Credit Agreement) for all unencumbered properties of not less than 80% at any time.

The Credit Agreement limits our ability to pay cash dividends if a default has occurred and is continuing or would result therefrom. However, if certain defaults or events of default exist, we may pay cash dividends to the extent necessary to (i) maintain our status as a REIT and (ii) avoid federal or state income excise taxes. The Credit Agreement also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates, and restricts our ability to repurchase stock and units of limited partnership interest in the Operating Partnership during the term of the amended credit facility.

We may, at any time, voluntarily prepay any loan under the amended credit facility in whole or in part without significant premium or penalty, except for those portions subject to an interest rate swap agreement.

The Credit Agreement includes customary events of default, in certain cases subject to customary periods to cure. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the amended credit facility to be immediately due and payable.

We are currently in compliance with all covenants governing the Credit Agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2022 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable Debt		Maturity Date	Balance at Maturity
Secured Debt
Wills Wharf	$64,288	LIBOR+	2.25%	5.39%		June 26, 2023	$64,288
249 Central Park Retail(b)	16,160	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	15,935
Fountain Plaza Retail(b)	9,724	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	9,589
South Retail(b)	7,094	LIBOR+	1.60%	3.85%	(c)	August 10, 2023	6,996
Chronicle Mill	22,251	LIBOR+	3.00%	4.04%		May 5, 2024	22,251
Red Mill Central	2,057		4.80%			June 17, 2024	1,765
Gainesville Apartments	30,328	LIBOR+	3.00%	6.14%		August 31, 2024	30,327
Premier Apartments(d)	16,326	LIBOR+	1.55%	4.69%		October 31, 2024	15,830
Premier Retail(d)	8,041	LIBOR+	1.55%	4.69%		October 31, 2024	7,797
Red Mill South	5,274		3.57%			May 1, 2025	4,383
Market at Mill Creek	12,656	LIBOR+	1.55%	4.69%		July 12, 2025	10,876
Encore Apartments(e)	24,117		2.93%			February 10, 2026	22,212
4525 Main Street(e)	30,959		2.93%			February 10, 2026	28,514
Southern Post (f)	—	SOFR+	2.25%	3.29%		August 25, 2026	—
Thames Street Wharf	69,685	BSBY+	1.30%	2.35%	(c)	September 30, 2026	60,839
Constellation Energy Building	175,000	BSBY+	1.50%	2.59%	(g)	November 1, 2026	175,000
Southgate Square	26,599	LIBOR+	1.90%	5.04%		December 21, 2026	26,431
Nexton Square	22,395	SOFR+	1.95%	4.99%		June 30, 2027	21,224
Greenbrier Square	20,000		3.74%			October 10, 2027	18,049
Liberty Apartments	21,001	SOFR+	1.50%	4.54%		October 27, 2027	19,136
Lexington Square	13,963		4.50%			September 1, 2028	12,044
Red Mill North	4,107		4.73%			December 31, 2028	3,295
Greenside Apartments	32,049		3.17%			December 15, 2029	26,095
Smith's Landing	15,768		4.05%			June 1, 2035	384
Edison Apartments	15,656		5.30%			December 1, 2044	100
The Cosmopolitan	41,457		3.35%			July 1, 2051	187
Total secured debt	$706,955						$603,547
Unsecured debt
Senior unsecured revolving credit facility	$36,000	SOFR+	1.30%-1.85%	4.54%		January 22, 2027	$36,000
Senior unsecured term loan	114,500	SOFR+	1.25%-1.80%	4.49%		January 21, 2028	114,500
Senior unsecured term loan	185,500	SOFR+	1.25%-1.80%	1.95%-4.47%	(c)	January 21, 2028	185,500
Total unsecured debt	336,000						336,000
Total principal balances	$1,042,955						$939,547
Other notes payable(h)	9,231
Unamortized GAAP adjustments	(10,610)
Indebtedness, net	$1,041,576
_______________________________________
(a) LIBOR, SOFR, and BSBY are determined by individual lenders.
(b) Cross collateralized.
(c) Includes debt subject to interest rate swap locks.
(d) Cross collateralized.
(e) Cross collateralized.
(f) On August 25, 2022, we entered into a $73.6 million construction loan agreement for the Southern Post development project. There was no balance outstanding on the loan as of September 30, 2022.
(g) Includes debt subject to designated interest rate caps.
(h) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 42-year remaining lease term and an earn-out liability for the Gainesville development project. This earn-out payment was made in October 2022.

As of September 30, 2022, we are in compliance with all loan covenants on our outstanding indebtedness.

As of September 30, 2022, our principal payments during the following years are as follows ($ in thousands):

Year(1)	Amount Due	Percentage of Total
2022 (excluding nine months ended September 30, 2022)	$2,218	*
2023	105,717	10%
2024	87,166	8%
2025	24,836	2%
2026	320,069	31%
Thereafter	502,949	49%
Total	$1,042,955	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.
* Less than one percent

Interest Rate Derivatives

As of September 30, 2022, we were party to the following LIBOR (to be transitioned to SOFR and BSBY), SOFR, and BSBY interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate		Notional Amount
11/1/2020	11/1/2023	1.84% (SOFR)		$84,375
2/2/2021	2/1/2023	0.50% (LIBOR)		100,000
3/4/2021	4/1/2023	2.50% (LIBOR)		14,479
1/11/2022	2/1/2024	4.00% (BSBY)		175,000
4/7/2022	2/1/2024	1.00%-3.00% (BSBY)	(a)	175,000
7/1/2022	3/1/2024	1.00%-3.00% (SOFR)	(a)	200,000
7/5/2022	1/1/2024	1.00%-3.00% (SOFR)	(a)	50,000
7/5/2022	1/1/2024	1.00%-3.00% (SOFR)	(a)	35,100
9/1/2022	9/1/2024	1.00%-3.00% (SOFR)	(a)	73,562	(b)
Total				$907,516
________________________________________
(a) We purchased interest rate caps at 1.00% and sold interest rate caps at 3.00%, resulting in interest rate cap corridors of 1.00% and 3.00%. The intended goal of these corridors is to provide a level of protection from the effect of rising interest rates and reduce the all-in cost of the derivative instrument.
(b) The notional amount represents the maximum notional amount that will eventually be in effect. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan.

As of September 30, 2022, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR	2.26%	3.71%	4/1/2019	10/26/2022
Senior unsecured term loan	50,000	1-month LIBOR	2.78%	4.23%	5/1/2018	5/1/2023
249 Central Park Retail, South Retail, and Fountain Plaza Retail	32,979	1-month LIBOR	2.25%	3.85%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	1-month LIBOR	3.02%	4.47%	10/12/2018	10/12/2023
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.95%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.55%	2.00%	4/1/2020	4/1/2024
Thames Street Wharf	69,686	1-month BSBY	1.05%	2.35%	9/30/2021	9/30/2026
Total	$288,165

Off-Balance Sheet Arrangements

In connection with certain of our mezzanine lending activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by us as of September 30, 2022 (in thousands):

Development project	Payment guarantee amount	Guarantee liability
Interlock Commercial	$37,450	$1,024
Harbor Point Parcel 4 (a)	32,910	220
Total	$70,360	$1,244
_______________________________________
(a) As of September 30, 2022, no amounts have been funded on this senior loan.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of September 30, 2022, our off-balance sheet arrangements consisted of $15.9 million of unfunded commitments of our notes receivable. We have recorded a $0.4 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating Activities	$78,267	$69,222	$9,045
Investing Activities	17,546	(101,353)	118,899
Financing Activities	(76,691)	15,154	(91,845)
Net Increase (decrease)	$19,122	$(16,977)	$36,099
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$40,443	$50,430
Cash, Cash Equivalents, and Restricted Cash, End of Period	$59,565	$33,453

Net cash provided by operating activities during the nine months ended September 30, 2022 increased $9.0 million compared to the nine months ended September 30, 2021 primarily as a result of timing differences in operating assets and liabilities as well as increased net operating income from the property portfolio.

During the nine months ended September 30, 2022, net cash provided by investing activities increased $118.9 million compared to the nine months ended September 30, 2021 primarily due to the disposition of operating properties, including The Residences at Annapolis Junction. This was partially offset by higher acquisition activity, including the Constellation Energy Building, as well as increased development expenditures.

During the nine months ended September 30, 2022, net cash provided by financing activities decreased $91.8 million compared to the nine months ended September 30, 2021 primarily due to lower net borrowings during the 2022 period and increased dividends and distributions.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and nine months ended September 30, 2022 and 2021 to net income, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$33,899	$4,861	$70,940	$13,551
Depreciation and amortization (1)	17,290	16,886	54,084	52,237
Loss (gain) on operating real estate dispositions, net (2)	(28,502)	113	(47,995)	(3,351)
Impairment of real estate assets	—	—	201	3,039
FFO attributable to common stockholders and OP Unitholders	22,687	21,860	77,230	65,476
Acquisition, development and other pursuit costs	—	8	37	111
Impairment of intangible assets and liabilities	—	—	132	83
Loss on extinguishment of debt	2,123	120	2,899	120
Unrealized credit loss provision (release)	(42)	(617)	858	(284)
Amortization of right-of-use assets - finance leases	278	278	833	745
Change in fair value of derivatives not designated as cash flow hedges and other	(782)	(131)	(7,512)	(838)
Amortization of interest rate cap premiums on designated cash flow hedges	1,525	59	2,048	176
Normalized FFO available to common stockholders and OP Unitholders	$25,789	$21,577	$76,525	$65,589
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.38	$0.06	$0.80	$0.17
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.26	$0.27	$0.88	$0.81
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.29	$0.26	$0.87	$0.81
Weighted average common shares and units - diluted	88,341	81,936	88,143	81,164
________________________________________

(1) The adjustment for depreciation and amortization for the three and nine months ended September 30, 2022 excludes $0.2 million and $0.8 million, respectively, of depreciation attributable to our joint venture partners.
(2) The adjustment for gain on operating real estate dispositions for the three and nine months ended September 30, 2022 excludes $5.4 million of the gain on The Residences at Annapolis Junction that was allocated to our joint venture partner. Additionally, the adjustment for gain on operating real estate dispositions for the nine months ended September 30, 2021 excludes the gain on sale of easement rights on a non-operating parcel.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2022, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

10.1
Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 5, 2022).

10.2
Third Amended and Restated Credit Agreement, dated August 23, 2022, among Armada Hoffler, L.P., as Borrower, Armada Hoffler Properties, Inc., as Parent, Bank of America, N.A., as Administrative Agent, and the other agents and Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 6, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: November 8, 2022	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)