Form 10-K
period 2022-12-31
Armada Hoffler Properties, Inc.
filed 2023-02-23
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $855.1 million, based on the closing sales price of $12.84 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of February 17, 2023, the registrant had 67,713,787 shares of common stock outstanding. In addition, as of February 17, 2023, Armada Hoffler, L.P., the registrant's operating partnership subsidiary (the "Operating Partnership"), had 20,611,190 common units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant). Based on the 67,713,787 shares of common stock and 20,611,190 OP Units held by limited partners other than the registrant, the registrant had a total common equity market capitalization of $1,187,970,941 as of February 17, 2023 (based on the closing sales price of $13.45 on the New York Stock Exchange on such date).

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2022.

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2022

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
•fluctuations in interest rates;
•the impact of inflation, including increases in operating costs
•our failure to obtain necessary outside financing on favorable terms or at all;
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
•changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs; and
•potential negative impacts from changes to the U.S. tax laws.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business and are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

•Adverse economic and geopolitical conditions and dislocations in the credit markets, including as a result of the novel coronavirus ("COVID-19"), could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.
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
•Failure to maintain our current credit rating could adversely affect our cost of funds, related margins, liquidity, and access to the debt capital markets.

•Increases in interest rates, or failure to hedge effectively against interest rate changes, will increase our interest expense and may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.
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
•Most of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs, are subject to inflation.
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

We are a full-service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets primarily throughout the Mid-Atlantic and Southeastern United States. In addition to the ownership of our operating property portfolio, we develop and build properties for our own account and through joint ventures between us and unaffiliated partners and also invest in development projects through mezzanine lending and preferred equity arrangements. We also provide general contracting services to third parties. Our construction and development experience includes mid- and high-rise office buildings, retail strip malls, retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution, and manufacturing facilities, educational, medical and special purpose facilities, government projects, parking garages, and mixed-use town centers. Our most recent third-party construction contracts have included the mixed-use project The Interlock in Atlanta, Georgia, Boulder Lake Apartments in Chesterfield, Virginia, and 27th Street Hotel in Virginia Beach. We also are proud to have completed numerous signature properties across the Mid-Atlantic region, such as the Constellation Energy Building in Baltimore, Maryland, the Inner Harbor East development in Baltimore, Maryland and the Mandarin Oriental Hotel in Washington, D.C.

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2022, we owned, through a combination of direct and indirect interests, 76.7% of the common units of limited partnership interest in our Operating Partnership ("OP Units").

2022 and Recent Highlights

The following highlights our results of operations and significant transactions for the year ended December 31, 2022:

•Net income attributable to common stockholders and OP Unitholders of $82.5 million, or $0.93 per diluted share, compared to $13.9 million, or $0.17 per diluted share, for the year ended December 31, 2021.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $106.6 million, or $1.21 per diluted share, compared to $85.4 million, or $1.05 per diluted share, for the year ended December 31, 2021, representing a 15% year-over-year increase.

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $107.2 million, or $1.22 per diluted share, compared to $87.6 million, or $1.08 per diluted share, for the year ended December 31, 2021, representing a 13% year-over-year increase.

•Property segment net operating income ("NOI") of $146.5 million, which represents an 18.3% increase compared to $123.8 million for the year ended December 31, 2021:

•Office NOI of $47.7 million compared to $28.8 million
•Retail NOI of $63.7 million compared to $57.6 million
•Multifamily NOI of $35.1 million compared to $37.3 million

•Same store NOI of $108.7 million, which represents a 5.6% increase compared to $102.9 million for the year ended December 31, 2021:

•Office same store NOI of $26.4 million compared to $26.5 million
•Retail same store NOI of $55.0 million compared to $51.6 million
•Multifamily same store NOI of $27.2 million compared to $24.8 million

•Stabilized portfolio occupancy at 97.0% as of December 31, 2022 compared to 96.7% as of December 31, 2021:

•Office occupancy at 96.7% compared to 96.8%
•Retail occupancy at 97.9% compared to 96.0%
•Multifamily occupancy at 96.1% compared to 97.4%

•Completed the acquisition of the Class A+ mixed-use Constellation Energy Building in Baltimore's Harbor Point. The building features 444,000 square feet of Class A office space, 103 multifamily units, 38,500 square feet of retail space, and 750 parking spaces, which complements the Company's Harbor Point portfolio and development. In January 2022, the Company raised $58.0 million at $14.45 per share through an underwritten common stock offering in conjunction with this acquisition.

•Amended the Company’s Bylaws to relax the requirements necessary for stockholders to submit binding proposals.

•Appointed Matthew Barnes-Smith as Chief Financial Officer in accordance with the Company’s strategic succession plan. Former Chief Financial Officer, Michael O'Hara was a key contributor to the Company for over 25 years and continued with the Company through the end of 2022 to facilitate an orderly transition of his responsibilities to Mr. Barnes-Smith and oversee the Company’s major investments at Harbor Point.

•In April, completed the disposition of two student housing assets in Charleston for $81 million.

•Completed $177 million of sales of noncore assets
•The Residences at Annapolis Junction in Baltimore for $150 million
•Two outparcels at North Pointe in Durham, North Carolina for $23.9 million
•Two outparcels at Sandbridge Commons in Virginia Beach for $3.5 million

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

•Amended and restated our $355 million unsecured credit facility to increase the borrowing capacity to $550 million, with an option to expand to $1.0 billion (subject to certain conditions), and extend the maturity date of the revolving line of credit and term loan components to 2027 and 2028, respectively.

•Executed a new 46,000 square foot lease with Morgan Stanley at Thames Street Wharf that expands the tenant's space to over 240,000 square feet and extends their lease term to 2035.

•Delivered Chronicle Mill, a 238-unit market rate apartment project in the Charlotte suburb of Belmont, North Carolina. As of December 31, 2022, Chronicle Mill was already 93% leased.

•Reinvested $26.5 million of disposition proceeds to acquire Pembroke Square, a 100% leased grocery-anchored retail property located adjacent to the Town Center of Virginia Beach.

•Closed on a new $100 million unsecured term loan, with an option to expand to $200 million, subject to certain conditions, that matures in January 2027 and bears interest at term Secured Overnight Financing Rate ("SOFR") plus margin, with an effective fixed rate of 4.80% after considering the effect of interest rate swaps. The proceeds were used to repay mortgage debt secured by Wills Wharf and certain retail assets at the Town Center of Virginia Beach.

•Entered into an additional interest rate swap agreement covering $100 million of indebtedness on the senior unsecured term loan facility, resulting in an effective fixed interest rate of 4.73%.

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

•Seasoned, Committed, and Aligned Senior Management Team with a Proven Track Record. Our senior management team has extensive experience developing, constructing, owning, operating, renovating, and financing institutional-grade office, retail, and multifamily properties in the Mid-Atlantic and Southeastern regions. As of December 31, 2022, our executive officers and directors collectively owned approximately 12.1% of our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

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

Our Business and Growth Strategies

Our primary business objectives are to: (i) continue to develop, build, and own class A office, retail, and multifamily properties in our target markets, (ii) finance and operate our portfolio in a manner that increases cash flow and property values, (iii) execute new third-party construction work with consistent operating margins, and (iv) pursue selective acquisition opportunities, particularly when the acquisition involves a significant redevelopment aspect. We seek to achieve our objectives through the following strategies:

•Pursue a Disciplined, Opportunistic Development and Acquisition Strategy Focused on Office, Retail, and Multifamily Properties. We intend to continue to grow our asset base through the selective acquisition of high-quality properties that are well-located in their submarkets, and continued strategic development of office, retail, and multifamily properties. Furthermore, we believe our construction and development expertise provides a high level of quality control while ensuring that the projects we construct and develop are completed more quickly and at a lower cost than if we engaged a third-party general contractor.

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

Our Properties

The table below sets forth certain information regarding our stabilized portfolio as of December 31, 2022. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete, the asset is placed back into service, and the stabilization criteria above are again met.

Property	Location	Year Built / Renovated / Redeveloped	Ownership Interest	Net Rentable Square Feet(1)	Occupancy(2)	ABR(3)	ABR per Leased SF(3)
Retail Properties
249 Central Park Retail	Virginia Beach, VA	2004	100%	92,456	100.0%	$2,562,965	$27.72
Apex Entertainment	Virginia Beach, VA	2002/2020	100%	103,335	100.0%	1,545,919	14.96
Broad Creek Shopping Center(4)	Norfolk, VA	2001	100%	121,504	95.7%	2,210,002	19.00
Broadmoor Plaza	South Bend, IN	1980	100%	115,059	98.2%	1,354,680	11.99
Brooks Crossing Retail	Newport News, VA	2016	65%	18,349	78.3%	219,975	15.31
Columbus Village	Virginia Beach, VA	2013/2020	100%	62,207	100.0%	1,899,747	30.54
Columbus Village II	Virginia Beach, VA	1996	100%	92,061	96.7%	978,078	10.98
Commerce Street Retail	Virginia Beach, VA	2008	100%	19,173	100.0%	963,746	50.27
Delray Beach Plaza (4)	Delray Beach, FL	2021	100%	87,207	100.0%	2,997,459	34.37
Dimmock Square	Colonial Heights, VA	1998	100%	106,166	79.0%	1,559,633	18.59
Fountain Plaza Retail	Virginia Beach, VA	2004	100%	35,961	93.7%	1,101,937	32.69
Greenbrier Square	Chesapeake, VA	2017	100%	260,710	95.4%	2,486,750	10.00
Greentree Shopping Center	Chesapeake, VA	2014	100%	15,719	92.6%	325,081	22.33
Hanbury Village	Chesapeake, VA	2009	100%	98,638	100.0%	2,007,780	20.36
Harrisonburg Regal	Harrisonburg, VA	1999	100%	49,000	100.0%	717,850	14.65
Lexington Square	Lexington, SC	2017	100%	85,440	98.3%	1,860,608	22.15
Market at Mill Creek	Mount Pleasant, SC	2018	100%	80,319	97.7%	1,841,264	23.46
Marketplace at Hilltop (4)	Virginia Beach, VA	2001	100%	116,953	100.0%	2,797,454	23.92
Nexton Square	Summerville, SC	2020	100%	133,608	100.0%	3,479,320	26.04
North Hampton Market	Taylors, SC	2004	100%	114,954	97.9%	1,503,219	13.36
North Pointe Center	Durham, NC	2009	100%	226,083	100.0%	2,923,017	12.93
Overlook Village	Asheville, NC	1990	100%	151,365	100.0%	2,197,835	14.52
Parkway Centre	Moultrie, GA	2017	100%	61,200	100.0%	850,761	13.90
Parkway Marketplace	Virginia Beach, VA	1998	100%	37,804	100.0%	780,481	20.65
Patterson Place	Durham, NC	2004	100%	160,942	97.9%	2,472,240	15.69
Pembroke Square	Virginia Beach, VA	1966/2015	100%	124,181	100.0%	2,096,262	16.88
Perry Hall Marketplace	Perry Hall, MD	2001	100%	74,256	98.0%	1,245,907	17.13
Premier Retail	Virginia Beach, VA	2018	100%	39,015	86.8%	1,140,886	33.70
Providence Plaza	Charlotte, NC	2008	100%	103,118	100.0%	3,059,505	29.67
Red Mill Commons	Virginia Beach, VA	2005	100%	373,808	96.6%	6,840,888	18.94
Sandbridge Commons	Virginia Beach, VA	2015	100%	69,417	100.0%	943,064	13.59
South Retail	Virginia Beach, VA	2002	100%	38,515	100.0%	1,003,080	26.04
South Square	Durham, NC	2005	100%	109,590	100.0%	1,984,616	18.11
Southgate Square	Colonial Heights, VA	2016	100%	260,131	100.0%	3,755,046	14.44
Southshore Shops	Chesterfield, VA	2006	100%	40,307	97.5%	820,402	20.87
Studio 56 Retail	Virginia Beach, VA	2007	100%	11,594	100.0%	407,396	35.14
Tyre Neck Harris Teeter (4)	Portsmouth, VA	2011	100%	48,859	100.0%	559,948	11.46
Wendover Village	Greensboro, NC	2004	100%	176,997	98.8%	3,430,982	19.63
Total / Weighted Average				3,916,001	97.9%	$70,925,783	$18.51

	Location	Year Built / Renovated / Redeveloped	Ownership Interest	Net Rentable Square Feet (1)	Occupancy (2)	ABR (3)	ABR per Leased SF(3)
Office Properties
4525 Main Street	Virginia Beach, VA	2014	100%	235,088	100.0%	$7,144,928	$30.39
Armada Hoffler Tower (5)	Virginia Beach, VA	2002	100%	315,916	98.7%	9,551,515	30.62
Brooks Crossing Office	Newport News, VA	2019	100%	98,061	100.0%	1,925,167	19.63
Constellation Office (6)	Baltimore, MD	2016	79%	482,317	97.1%	15,192,121	32.44
One City Center	Durham, NC	2019	100%	151,599	89.3%	4,455,053	32.89
One Columbus	Virginia Beach, VA	1984	100%	129,066	98.3%	3,243,789	25.56
Thames Street Wharf (5)	Baltimore, MD	2010	100%	263,426	100.0%	7,655,559	29.06
Two Columbus	Virginia Beach, VA	2009	100%	108,459	98.1%	2,926,307	27.51
Wills Wharf (4)	Baltimore, MD	2020	91%	327,991	90.8%	9,046,394	30.39
Total / Weighted Average				2,111,923	96.7%	$61,140,833	$29.92

	Location	Year Built / Renovated / Redeveloped	Ownership Interest	Units	Occupancy(2)	AQR (7)	Monthly Rent per Occupied Unit
Multifamily Properties
1305 Dock Street (6)	Baltimore, MD	2016	79%	103	92.9%	$2,844,720	$2,477
1405 Point (4)(8)	Baltimore, MD	2018	100%	289	94.1%	8,463,276	2,593
Edison Apartments (8)	Richmond, VA	1919/2014	100%	174	96.0%	3,028,380	1,511
Encore Apartments	Virginia Beach, VA	2014	100%	286	95.6%	5,605,860	1,709
Gainesville Apartments	Gainesville, GA	2022	100%	223	98.2%	4,838,964	1,841
Greenside Apartments	Charlotte, NC	2018	100%	225	97.5%	4,755,864	1,807
Liberty Apartments (8)	Newport News, VA	2013	100%	197	97.0%	3,645,264	1,590
Premier Apartments	Virginia Beach, VA	2018	100%	131	98.0%	2,830,644	1,837
Smith’s Landing (4)	Blacksburg, VA	2009	100%	284	97.4%	5,546,400	1,671
The Cosmopolitan (8)	Virginia Beach, VA	2006/2020	100%	342	94.6%	8,566,536	2,207
Total / Weighted Average				2,254	96.1%	$50,125,908	$1,928
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
(2)Occupancy for each of our office and retail properties is calculated as (a) square footage under executed leases as of December 31, 2022, divided by (b) net rentable square feet, expressed as a percentage. Occupancy for our multifamily properties is calculated as (a) average of the number of occupied units on the 20th day of each of the trailing three months from the reporting period end date, divided by (b) total units available, as of such date expressed as a percentage.
(3)For the properties in our office and retail portfolios, annualized base rent ("ABR") is calculated by multiplying (a) monthly base rent (defined as cash base rent, before contractual tenant concessions and abatements, and excluding tenant reimbursements for expenses paid by us) as of December 31, 2022 for in-place leases as of such date by (b) 12, and does not give effect to periodic contractual rent increases or contingent rental revenue (e.g., percentage rent based on tenant sales thresholds). ABR per leased square foot is calculated by dividing (a) ABR by (b) square footage under in-place leases as of December 31, 2022. In the case of triple net or modified gross leases, our calculation of ABR does not include tenant reimbursements for real estate taxes, insurance, common area or other operating expenses.
(4)We lease all or a portion of the land underlying this property pursuant to a ground lease.
(5)As of December 31, 2022, we occupied 55,390 square feet at these two properties at an ABR of $1.8 million, or $33.32 per leased square foot, which amounts are reflected in this table. The rent paid by us is eliminated in the consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").
(6)As of December 31, 2022, we owned a 90% economic interest in this property, including an 11% economic interest through a note receivable. In January 2023, we acquired the additional 11% membership interest in this property.
(7)For the properties in our multifamily portfolio, annualized quarterly rent ("AQR") is calculated by multiplying (a) revenue for the quarter ended December 31, 2022 by (b) 4.
(8)The AQR for Liberty, Cosmopolitan, Edison Apartments, and 1405 Point excludes approximately $0.2 million, $1.0 million, $0.3million, and $0.4 million, respectively, from ground floor retail leases.

Lease Expirations

The following tables summarize the scheduled expirations of leases in our office and retail operating property portfolios as of December 31, 2022. The information in the following tables does not assume the exercise of any renewal options:

Office Lease Expirations

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	ABR	% of Office Portfolio ABR
Available	—	68,766	3.3%	$—	—%
Month-to-Month	2	1,623	0.1%	63,329	0.1%
2023	7	61,898	2.9%	1,693,941	2.8%
2024	13	142,077	6.7%	3,862,140	6.3%
2025	20	156,165	7.4%	4,800,586	7.9%
2026	11	54,355	2.6%	1,442,176	2.4%
2027	18	131,322	6.2%	3,727,300	6.1%
2028	14	113,036	5.4%	3,301,082	5.4%
2029	11	297,348	14.1%	8,173,497	13.4%
2030	10	149,487	7.1%	4,358,881	7.1%
2031	4	20,270	1.0%	576,476	0.9%
2032	3	6,214	0.3%	182,795	0.3%
Thereafter	8	909,362	42.9%	28,958,630	47.3%
Total / Weighted Average	121	2,111,923	100.0%	$61,140,833	100.0%
(1) Excludes leases from development and redevelopment properties that have been delivered but are not yet stabilized.

Retail Lease Expirations

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	ABR	% of Retail Portfolio ABR
Available	—	83,600	2.1%	$—	—%
Month-to-Month	4	51,737	1.3%	340,578	0.5%
2022 (1)	1	1,200	—%	37,818	0.1%
2023	47	183,357	4.7%	4,127,714	5.8%
2024	85	420,397	10.7%	7,990,879	11.3%
2025	94	501,116	12.8%	8,817,185	12.4%
2026	82	450,350	11.5%	9,049,900	12.8%
2027	75	470,148	12.0%	8,741,304	12.3%
2028	46	246,109	6.3%	4,953,704	7.0%
2029	31	115,967	3.0%	2,465,625	3.5%
2030	46	260,461	6.7%	5,818,903	8.2%
2031	30	271,334	6.9%	4,894,065	6.9%
2032	24	289,109	7.4%	4,670,093	6.6%
Thereafter	33	571,116	14.6%	9,018,015	12.6%
Total / Weighted Average	598	3,916,001	100.0%	$70,925,783	100.0%
(1) Lease expired on December 31, 2022.

Tenant Diversification

The following table lists the 20 largest tenants in each of our office and retail operating property portfolios, based on ABR as of December 31, 2022 ($ in thousands):

Tenant (1)	Number of Leases	Lease Expiration	ABR	% of Total ABR/AQR
Constellation Energy Group	1	2036	$14,575	8.0%
Morgan Stanley	3	2028-2035	7,178	3.9%
Harris Teeter/Kroger	6	2026-2035	3,766	2.1%
Canopy by Hilton	1	2045	2,846	1.6%
Clark Nexsen	1	2029	2,801	1.5%
WeWork	1	2034	2,180	1.2%
Lowes Foods	2	2037;2039	1,976	1.1%
Franklin Templeton	1	2038	1,861	1.0%
Duke University	1	2029	1,659	0.9%
Huntington Ingalls Industries	1	2029	1,606	0.9%
Dick's Sporting Goods	1	2032	1,553	0.9%
PetSmart	5	2025-2027	1,527	0.8%
TJ Maxx/Homegoods	5	2023-2027	1,519	0.8%
Mythics	1	2030	1,260	0.7%
Johns Hopkins Medicine	1	2023	1,213	0.7%
Amazon/Whole Foods	1	2040	1,144	0.6%
Ross Dress for Less	3	2025-2027	1,122	0.6%
Apex Entertainment	1	2035	1,092	0.6%
Bed Bath & Beyond	2	2025 ; 2027	1,084	0.6%
Regal Cinemas	2	MTM ; 2024	1,058	0.6%
Top 20 Total			$53,020	29.1%

(1) Excludes leases from development and redevelopment properties that have been delivered but are not yet stabilized.

Development Pipeline

In addition to the properties in our operating property portfolio as of December 31, 2022, we had the following properties in various stages of development and stabilization. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Development, Not Delivered			($ in '000s)		Schedule (1)
		Estimated	Estimated	Incurred		Initial	Stabilized	AHH	Property Type
Property	Location	Size (1)	Cost (1)	Cost	Start	Occupancy	Operation (2)	Ownership %
Southern Post	Roswell, GA	137 units/137,000 sf	$119,000	$47,000	4Q21	4Q23	4Q24	100%	Mixed-use

Delivered Not Stabilized			($ in '000s)		Schedule
		Estimated	Estimated	Incurred		Initial	Stabilized	AHH	Property Type
Property	Location	Size (1)	Cost (1)	Cost	Start	Occupancy	Operation (1)(2)	Ownership %
Chronicle Mill	Belmont, NC	238 units/14,900 sf	$60,000	$54,000	1Q21	4Q22	1Q23	85%	Multifamily
		Total	$179,000	$101,000
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

Southern Post is a $119 million mixed-use project that includes 137 multifamily units and 137,000 square feet of office and retail space being developed in Roswell, Georgia, with expected delivery in 2023.

Chronicle Mill is a $60 million 238-unit multifamily adaptive-reuse project that includes 14,900 square feet of office and retail space in Belmont, North Carolina. Portions of the Chronicle Mill project were completed and placed in service during 2022. As of December 31, 2022, the overall project was 93.0% leased and 50% occupied.

Equity Method Investments - Development

Equity Method Investments (1) as of December 31, 2022			($ in '000s)			Schedule
		Estimated	Estimated Project Cost	Equity requirement	Funded to date		Initial	Stabilized	AHH	Property
Property	Location	Size				Start	Occupancy	Operation	Ownership %	Type
T. Rowe Price Global HQ	Baltimore, MD	553,000 sf office / 20,200 sf retail / 250 parking spaces	264,000	44,600	40,500	2Q22	3Q24	3Q24	50%	Office
Parcel 4 Mixed-Use	Baltimore, MD	312 units / 12,100 sf retail / 1,250 parking spaces	226,000	102,600	32,400	2Q22	3Q24	2Q26	90%	Mixed-use
		Total	$490,000	$147,200	$72,900
________________________________________
(1)All items in the table (other than funded to date as of December 31, 2022) are estimates that may change as the development and redevelopment process proceeds.

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

The balance on the Interlock Commercial note was $86.6 million as of December 31, 2022. During the year ended December 31, 2022, we recognized $9.9 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Nexton Multifamily

On April 1, 2021, we entered into a $22.3 million preferred equity investment for the development of a multifamily property located in Summerville, South Carolina, adjacent to our Nexton Square property. The investment had economic terms consistent with a note receivable, including a mandatory redemption or maturity on October 1, 2026, and it is accounted for as a note receivable in our consolidated balance sheets. This investment bore interest at a rate of 11%, compounded annually.

On December 30, 2022, the borrower paid off the Nexton Multifamily note receivable in full. We received a total of $28.9 million, which consisted of $22.3 million outstanding principal, $3.9 million of accrued interest, and a prepayment premium of $2.7 million that resulted from the early payoff of the loan. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

City Park 2

On March 23, 2022, we entered into a $20.6 million preferred equity investment for the development of a multifamily property located in Charlotte, North Carolina. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on April 28, 2026, and it is accounted for as a note receivable. The Company's investment bears interest at a rate of 13%, compounded annually.

The balance on the City Park 2 note was $19.1 million as of December 31, 2022. During the year ended December 31, 2022, we recognized $1.0 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Solis Gainesville II

On October 3, 2022, we entered into a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia (Solis Gainesville II). This project is located nearby our recently completed multifamily development project in Gainesville. The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption or maturity on October 3, 2026, and it is accounted for as a note receivable. Our investment bears interest at a rate of 14.0%, compounded annually, with a minimum preferred return of $5.9 million.

The balance on the Solis Gainesville II note was $6.6 million as of December 31, 2022. During the year ended December 31, 2022, we recognized $0.2 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Equity Method Investments

Harbor Point Parcel 3

During December 2020, we formed a 50/50 joint venture that will develop and build T. Rowe Price's new global headquarters in Baltimore's Harbor Point. T. Rowe Price agreed to a 15-year lease and plans to relocate its operations in the second half of 2024 to Harbor Point Parcel 3.  They will occupy at least 553,000 square feet of office space. Plans for this development may evolve as the development process proceeds. Project costs at this time are subject to change and currently estimated at $264 million. We have a current projected equity commitment of $44.6 million relating to this project, of which we had funded $40.5 million as of December 31, 2022. We provided a completion guarantee to the lender for this project. The construction loan is cross-collateralized with Harbor Point Parcel 4.

Harbor Point Parcel 4

In conjunction with the Harbor Point Parcel 3 project, we acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include 312 apartments units, 13,000 square feet of retail space, and 1,250 spaces of structured parking on a neighboring site to accommodate T. Rowe Price's parking requirements and other parking requirements for the surrounding area. We hold an option to increase our ownership to 90%. We have a current projected equity commitment of $102.6 million relating to this project, of which we had funded $32.4 million as of December 31, 2022. Plans for this project may also evolve as the development process proceeds. Current estimated project costs are $226 million. We will be expected to provide a completion guarantee and a partial payment guarantee to the lender for this project. The construction loan is cross-collateralized with Harbor Point Parcel 3.

Acquisitions

On January 14, 2022, we acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the Constellation Energy Building (previously referred to as the "Exelon Building") for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Constellation Energy Building is a mixed-use structure located in Baltimore's Harbor Point and is comprised of an office building, the Constellation Office, that serves as the headquarters for Constellation Energy Corp., which was spun-off from Exelon, a Fortune 100 energy company, in February 2022, as well as a multifamily component, 1305 Dock Street. The Constellation Office includes a parking garage and retail space. The Constellation Energy Building was subject to a $156.1 million loan, which we immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of the Bloomberg Short-Term Bank Yield Index ("BSBY") plus a spread of 1.50% and will mature on November 1, 2026. This loan is hedged by an interest rate derivative corridor of 1.00% and 3.00% as well as an interest rate cap of 4.00%.

On January 14, 2022, we acquired the remaining 20% ownership interest in the entity that is developing the Ten Tryon project in Charlotte, North Carolina for a cash payment of $3.9 million.

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

On November 4, 2022, we acquired Pembroke Square a 124,000 square foot grocery-anchored shopping center in Virginia Beach, Virginia for a purchase price of $26.5 million in cash, reinvested from disposition proceeds.

On December 31, 2022, we acquired the remaining 30% of the partnership that owns the Market at Mill Creek shopping center in Mount Pleasant, South Carolina for total consideration of $1.5 million.

Subsequent to December 31, 2022

On January 14, 2023, we acquired the additional 11% membership interest in the Constellation Energy Building in exchange for full satisfaction of the $12.8 million loan that was extended to the seller upon the acquisition of the property in January 2022.

Dispositions

During the year ended December 31, 2022, we realized $53.5 million of net gain on the sales of $259.8 million of properties:

Date of Disposition	Property	Sales Price (in millions)
April 1, 2022	Hoffler Place	$43.1
April 25, 2022	Summit Place	37.8
June 29, 2022	North Pointe Outparcels	23.9
July 22, 2022	The Residences at Annapolis Junction	150.0
July 26, 2022	Sandbridge Commons Outparcels	3.5
September 23, 2022	Gainesville Apartments - Retail Portion	$1.5
	Total	$259.8

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

As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their REIT taxable income each year, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our services company, and any other TRS we form in the future, will be fully subject to federal, state, and local corporate income tax.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption, and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy in addition to other coverage that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage, and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, such as those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all but one of the properties in our portfolio as of December 31, 2022 were located in Maryland, Virginia, North Carolina, South Carolina, Florida and Georgia, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism, or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

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

Human Capital

As of December 31, 2022, we had 161 employees. Armada Hoffler is committed to providing each employee with a safe, welcoming, and inclusive work environment and culture that enables them to contribute fully and develop to their highest potential. The Company invests heavily in its employees by providing quality training and learning opportunities; promoting inclusion and diversity; and upholding a high standard of ethics and respect for human rights.

Attracting, developing, and retaining team members is crucial to executing the Company’s strategy. Armada Hoffler offers a comprehensive total rewards program aimed at the varying health, home-life, and financial services. This program includes market-competitive pay, broad-based stock grants and bonuses, healthcare benefits with company paid premiums, retirement savings plans, paid time off, paid parental leave, flexible work schedules, free flu vaccinations, an Employee Assistance Program and other mental health services. Additionally, Armada Hoffler invests in developing employees through programs such as the High-Performance Leadership program, to help ensure they have a strong pipeline of future leaders.

Additional information regarding Armada Hoffler’s activities related to its people and sustainability, as well as its workforce diversity data, can be found in Armada Hoffler’s latest Sustainability Report, which is located on its website at https://armadahoffler.com/sustainability/. The Sustainability Report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Armada Hoffler’s website is part of this Form 10-K or is incorporated by reference herein.

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

The majority of the properties in our portfolio are located in Virginia, Maryland, and North Carolina, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2022, our properties in the Virginia, Maryland and North Carolina markets represented approximately 46%, 28%, and 15%, respectively, of the total net operating income of the properties in our portfolio. Furthermore, many of our properties are located in the Town Center of Virginia Beach and Harbor Point at Baltimore, and net operating income from each represented 23% and 19%, respectively, of our total net operating income for the year ended December 31, 2022. As a result of this geographic concentration, we are particularly susceptible to adverse economic, regulatory or other conditions in the Virginia, Maryland and North Carolina markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia, Maryland, and North Carolina in which many of the properties in our portfolio are located contain high concentrations of military personnel and operations, and a reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a downturn in the economy in Virginia, Maryland or North Carolina, our operations, revenue, and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially and adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of office, retail, or multifamily properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for office, retail or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations.

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties, including as a result of hurricanes or other disasters.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. For example, all but one of the properties in our portfolio as of December 31, 2022 are located in Maryland, Virginia, North Carolina, South Carolina, Georgia, and Florida, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. Further, reconstruction or improvement of properties would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

As of December 31, 2022, we had total debt of approximately $1.1 billion, including amounts drawn under our credit facility, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. Excluding unamortized fair value adjustments and debt issuance costs, the aggregate outstanding principal balance of our debt was $1.1 billion as of December 31, 2022. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•our cash flow may be insufficient to meet our required principal and interest payments;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness, particularly if interest rates remain elevated;
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

Failure to maintain our current credit rating could adversely affect our cost of funds, related margins, liquidity, and access to the debt capital markets.

DBRS Morningstar is expected to periodically evaluate our debt levels and other factors, which likely will include DBRS Morningstar’s assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in these factors and market conditions, we may not be able to maintain our current credit rating, which could adversely affect our cost of funds and related margins, liquidity, and access to the debt capital markets.

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

Subject to maintaining our qualification as a REIT, we expect to continue to enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our existing hedging transactions have included, and future hedging transactions may include, entering into interest rate cap agreements or interest rate swap agreements, which involve risk. Our failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. Additionally, as a result of rising interest rates, the cost of hedging transactions has increased significantly and may continue to increase.

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

As of December 31, 2022, approximately 2.5% of the square footage of the stabilized properties in our office and retail portfolios was available. Additionally, 2.8% and 6.3% of the ABR in our office portfolio was scheduled to expire in 2023 and 2024, respectively, and 5.8% and 11.3% of the ABR in our retail portfolio was scheduled to expire in 2023 and 2024, respectively. We cannot assure you that new leases will be entered into, that leases will be renewed, or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, fears of a recession, personal debt levels, the housing market, stock market volatility, and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected.

Tenant demand in our office portfolio may decline due to disruptions to the office sector, which could materially and adversely affect us.

Companies have been increasing their utilization of shared office spaces, co-working spaces, telecommuting, flexible work schedules, work-from-home alternatives and videoconferencing. To the extent these trends continue, tenant demand for our office space may be reduced, which could materially and adversely affect us.

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

Our acquisitions and development projects and our ability to successfully operate these properties may be exposed to the following significant risks, among others:

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

We have originated, and in the future expect to originate or acquire, mezzanine or similar loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. As of December 31, 2022, we had approximately $112.3 million in outstanding mezzanine loans or similar investments. These types of loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, with little or no equity invested by the borrower, increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. As a result, we may not recover some or all of our initial investment. Additionally, in conjunction with certain mezzanine loans, we issue partial payment guarantees to the senior lender for the property, which may require us to make payments to the senior lender in the event of a default on the senior note. Finally, in connection with our loan investments, we may have options to purchase all or a portion of the underlying property upon maturity of the loan; however, if a developer’s costs for a project are higher than anticipated, exercising such options may not be attractive or economically feasible, or we may not have sufficient funds to exercise such options even if we desire to do so. Significant losses related to mezzanine or similar loan investments could have a material adverse effect on our financial condition and results of operations.

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

Most of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs, are subject to inflation.

In 2022, the consumer price index rose by approximately 7% over the previous year, which was the largest annual inflation surge in 40 years. The recent rise in inflation has been due to, among other things, the disruption in global supply chains, labor shortages, and resulting increasing consumer demand, many of which were exacerbated by the COVID-19 pandemic. A significant portion of our operating expenses and construction-related costs are sensitive to inflation.
Operating expenses include those for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties. We also have ground lease expenses in certain of our properties. Ground lease costs are contractual, but in some cases, lease payments reset every few years based on changes on consumer price indices.

Our operating expenses, with the exception of ground lease rental expenses and multifamily properties, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods, we expect to recover increases in operating expenses from our triple net leases and our gross leases. In addition, our multifamily leases generally have lease terms ranging from 7 to 15 months with a majority having 12-month lease terms allowing negotiation of rental rates at term end, which we believe reduces our exposure to the effects of inflation, although an extreme and sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income and operating cash flows at the property level. However, there is no guarantee that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures, and rent.

Our general and administrative expenses consist primarily of compensation costs, technology services, and professional service fees. Annually, our employee compensation is adjusted to reflect merit increases; however, to maintain our ability to successfully compete for the best talent, rising inflation rates may require us to provide compensation increases beyond historical annual merit increases, which may unexpectedly or significantly increase our compensation costs. Similarly, technology services and professional service fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation is expected to increase our general and administrative expenses over time and may adversely impact our results of operations and operating cash flows.

Adverse conditions in the general retail environment could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Approximately 41.3% of our net operating income for the year ended December 31, 2022 is from retail properties. As a result, we are subject to factors that affect the retail sector generally as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional, and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses, and epidemics, pandemics and other health crises and measures intended to mitigate their spread. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital and web services technologies, may increase competition for certain of our retail tenants.

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

The interest rate on some of our variable rate debt is based on LIBOR (the London Inter-Bank Offered Rate). It is expected that no new contracts will reference LIBOR and will instead use alternative benchmark interest rates, such as SOFR and the Bloomberg Short-Term Bank Yield Index ("BSBY"). In 2018, the Alternative Reference Rate Committee identified SOFR as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. BSBY is a new series of reference rates made available by Bloomberg Index Services Limited that aims to measure the average yields at which investors are willing to invest U.S. dollar funds on a senior, unsecured basis in certain global, systemically important banks, and certain other systemically relevant banks, at various tenors. In connection with the phase-out of LIBOR, we have incurred floating-rate indebtedness that bears interest based on SOFR and BSBY. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition and, therefore, it could adversely affect our operations and cash flows.

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

An epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic, and measures intended to prevent the spread of such an event could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

We face risks related to an epidemic, pandemic or other health crisis, including the ongoing COVID-19 pandemic, which has impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. The impact of an epidemic, pandemic or other health crisis, including the COVID-19 pandemic, and measures intended to prevent the spread of such an event could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees, and limitations on collection laws and rent increases, which have affected, and, if such restrictions are not lifted, or are reinstated, or new restrictions imposed, may continue to affect our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which have negatively impacted, and may continue to negatively impact, our ability to remove tenants who are not paying rent and our ability to rent their space to new tenants. In addition, the federal government has in the past allocated, and may in the future allocate, funds to rent relief programs to be run by state and local authorities. In certain locations, the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our tenants with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by tenants who have left a community, such programs have only been adopted in a minority of our markets. It is uncertain how the rent relief programs will impact our business. Our development and construction projects also have been and could in the future be adversely affected by factors related to an epidemic, pandemic or other health crisis, including the COVID-19 pandemic, although, to date, such impacts have not been material. An epidemic, pandemic or other health crisis, including the COVID-19 pandemic, or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

A cybersecurity incident or other technology disruptions could negatively impact our business, our relationships, and our reputation.

We use computers and computer networks in most aspects of our business operations. We also use mobile devices to communicate with our employees, suppliers, business partners, and tenants. These devices are used to transmit sensitive and confidential information including financial and strategic information about us, employees, business partners, tenants, and other individuals and organizations. Additionally, we utilize third-party service providers that host personally identifiable information and other confidential information of our employees, business partners, tenants, and others. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. Cybersecurity incidents, including physical or electronic break-ins, computer viruses, malware, attacks by hackers, ransomware attacks, phishing attacks, supply chain attacks, breaches due to employee error or misconduct and other similar breaches can create system disruptions, shutdowns or unauthorized access to information maintained in our information technology systems and in the information technology systems of our third-party service providers. We have in the past experienced cybersecurity incidents involving information technology systems, but we have not experienced any material cybersecurity incidents. We expect cybersecurity incidents to continue to occur in the future and we are constantly managing efforts to infiltrate and compromise our information technology systems and data. The theft, destruction, loss, or release of sensitive and confidential information or operational downtime of the systems used to store and transmit our or our tenants’ confidential business information could result in disruptions to our business, negative publicity, brand damage, violation of privacy laws, financial liability, difficulty attracting and retaining tenants, loss of business partners, and loss of business opportunities, any of which may materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. Although we carry cybersecurity insurance that is designed to protect us against certain losses related to cybersecurity incidents, that insurance coverage may not be sufficient or available to cover all expenses or other losses or all types of claims that may arise in connection with cybersecurity incidents. Furthermore, in the future, such insurance may not be available on commercially reasonable terms, or at all.

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

Our use of units in our Operating Partnership as consideration to acquire properties could result in stockholder dilution or limit our ability to sell such properties, which could have a material adverse effect on us.

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

There is an increasing focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there is an increased focus on such matters by various regulatory authorities, including the SEC, and the activities and expense required to comply with new regulations or standards may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. In addition, the criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria.  Alternatively, if we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals.  If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

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

As of December 31, 2022, Daniel Hoffler, our Executive Chairman, owned approximately 5.8% and, collectively, Messrs. Hoffler, Haddad, and Kirk owned approximately 10.1% of the combined outstanding shares of our common stock and OP Units of our Operating Partnership (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations, and mergers.

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

The limited partners in our Operating Partnership (other than us) owned approximately 23.3% of the outstanding OP Units of our Operating Partnership as of December 31, 2022.

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

As of December 31, 2022, we owned 76.7% of the outstanding OP Units in our Operating Partnership. We regularly have issued OP Units to third parties as consideration for acquisitions, and we may continue to do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, and it is possible that additional legislation may be enacted in the future. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required principal or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock and Series A Preferred Stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or dispose of assets at inopportune times or on unfavorable terms, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

Our ability to make distributions may also be limited by our amended credit facility (as defined below). Under the terms of the amended credit facility, we may not pay cash dividends if a default has occurred and is continuing or would result therefrom. However, if certain defaults or events of default exist, we may pay cash dividends to the extent necessary to (i) maintain our status as a REIT and (ii) avoid federal or state income excise taxes.

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

The market price of our common stock and Series A Preferred Stock may be volatile in the future. In addition, the trading volume in our common stock and Series A Preferred Stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock and Series A Preferred Stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects in 2023 compared to 2022. In particular, the market price of our common stock and Series A Preferred Stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

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

One of the factors that will influence the trading prices of our common stock and Series A Preferred Stock will be the dividend yield on the stock (as a percentage of the price of our common stock or Series A Preferred Stock, as applicable) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of our common stock or Series A Preferred Stock to expect a higher dividend yield (with a resulting decline in the trading prices of our common stock or Series A Preferred Stock, as applicable) and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock or Series A Preferred Stock to decrease.

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

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period December 31, 2017 through December 31, 2022, as well as the corresponding returns on an overall stock market index (Russell 2000) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on December 31, 2017. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

Total Return Performance
180
160
140
120
100
80
Index Value
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
Armada Hoffler Properties, Inc.
MSCI US REIT
Russell 2000

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Armada Hoffler Properties, Inc.	100.00	95.78	131.32	84.16	119.61	95.89
MSCI US REIT	100.00	95.43	120.09	110.99	158.79	119.87
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41

Distribution Information

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders, other than in the second and third quarters of 2020 in order to preserve liquidity due to the uncertainty caused by the COVID-19 pandemic. Declared cash dividends were $0.72 per share for the year ended December 31, 2022. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions.

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

Stockholder Information

As of February 17, 2023, there were approximately 99 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 17, 2023, there were 98 holders (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.    [Reserved].

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Description

We are a full-service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade office, retail, and multifamily properties in attractive markets throughout the Mid-Atlantic and Southeastern United States. As of December 31, 2022, our stabilized operating property portfolio was comprised of 38 retail properties, 9 office properties, and 10 multifamily properties. In addition to our operating property portfolio, we had one mixed-use property and one multifamily property in various stages of predevelopment, development, redevelopment, or stabilization as of December 31, 2022. We also provide general contracting services to third parties and invest in development projects through mezzanine lending arrangements and equity investments.

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner of our Operating Partnership and, as of December 31, 2022, we owned, through a combination of direct and indirect interests, 76.7% of the outstanding OP units in our Operating Partnership.

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

Operating Property Acquisitions

Acquisitions of operating properties have been and will generally be accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions, and other related costs being capitalized as part of the cost of the assets acquired. In connection with operating property acquisitions, we identify and recognize all assets acquired and liabilities assumed at their relative fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements, and buildings and improvements, are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangible assets are presented as a separate component of assets on the consolidated balance sheets. Acquired lease intangible liabilities are presented within other liabilities in the consolidated balance sheets. We amortize in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. We amortize above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize above and below-market ground lease assets as amortization of right-of-use assets – finance leases on a straight-line basis over the remaining term of the related leases. We capitalize the costs related to operating property acquisitions that do not meet the definition of a business.

We value land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement, and the shape and size of the parcel. Improvements to land are valued using a replacement cost approach. The approach applies industry standard replacement costs adjusted for geographic specific considerations and reduced by estimated depreciation. The value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of the structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information and the expected useful lives of the assets. The value of acquired lease intangible assets and liabilities considers the estimated cost of leasing the properties as if the acquired buildings were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an estimated total lease-up time and lost rental revenues during such time. The value of current leases relative to market-rate leases is based on market rents obtained for comparable leases. Given the significance of unobservable inputs used in the valuation of acquired real estate assets, we classify them as Level 3 inputs in the fair value hierarchy.

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

Expected Credit Losses

We evaluate the collectability of both the interest on and principal of each of our notes receivable based primarily upon the value of the underlying development project. We consider factors such as the progress of development activities, including leasing activities, projected development costs, current and projected loan balances. We also consider historical industry data, such as loan defaults and losses experienced on loans secured by other development projects, and current economic conditions that may affect the collectability of the remaining cash flows. We measure expected credit losses to be incurred over the remaining contractual term based on the risk rating of each loan. See Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for details on risk rating determination. If a loan is rated as substandard, we then estimate expected credit losses as the difference between the amortized cost basis of the outstanding loan and the estimated projected sales proceeds of the underlying collateral.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K.

Segment Results of Operations

As of December 31, 2022, we operated our business in four segments: (i) office real estate, (ii) retail real estate, (iii) multifamily residential real estate, and (iv) general contracting and real estate services that are conducted through our TRSs. NOI (segment revenues minus segment expenses) is the measure used by management to assess segment performance and allocate our resources among our segments. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Office Segment Data

Office rental revenues, property expenses, and NOI for the years ended December 31, 2022, 2021, and 2020 were as follows ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Rental revenues	$74,036	$47,363	$43,494
Property expenses	26,335	18,524	15,910
NOI	$47,701	$28,839	$27,584
Square feet(1)	2,111,923	1,301,319	1,305,933
Occupancy(1)	96.7%	96.8%	97.0%
________________________________________
(1)Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2022 increased $26.7 million, or 56.3%, compared to the year ended December 31, 2021. NOI for the year ended December 31, 2022 increased $18.9 million, or 65.4%, compared to the year ended December 31, 2021. The increases in rental revenues and NOI resulted primarily due to the acquisition of the Constellation Office in January 2022.

Office Same Store Results

Office same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2022 and 2021 and December 31, 2021, and 2020 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2022 (1)	2021(1)	Change	2021 (2)	2020 (2)	Change
Rental revenues	$41,705	$40,965	$740	$40,965	$40,420	$545
Property expenses	15,326	14,513	813	14,513	14,060	453
Same Store NOI	$26,379	$26,452	$(73)	$26,452	$26,360	$92
Non-Same Store NOI	21,322	2,387	18,935	2,387	1,224	1,163
Segment NOI	$47,701	$28,839	$18,862	$28,839	$27,584	$1,255
________________________________________
(1)Same store excludes Wills Wharf and the Constellation Office.
(2)Same store excludes Wills Wharf.

Same store rental revenues for the year ended December 31, 2022 increased compared to the year ended December 31, 2021 due to increased occupancy at Thames Street Wharf and Armada Hoffler Tower. Same store NOI for the year ended December 31, 2022 was materially consistent with the year ended December 31, 2021.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the years ended December 31, 2022, 2021 and 2020 were as follows ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Rental revenues	$86,344	$78,572	$73,032
Property expenses	22,642	20,928	18,813
NOI	$63,702	$57,644	$54,219
Square feet(1)	3,916,001	4,067,355	3,651,213
Occupancy(1)	97.9%	96.0%	94.7%
________________________________________

(1)Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2022 increased $7.8 million, or 9.9%, compared to the year ended December 31, 2021. NOI for the year ended December 31, 2022 increased $6.1 million, or 10.5%, compared to the year ended December 31, 2021. The increases in rental revenues and NOI resulted primarily due to the acquisitions of Delray Beach Plaza, Greenbrier Square, Overlook Village in 2021 and Pembroke Square in 2022 as well as increased occupancy in the same store portfolio. The increases were partially offset by the 2022 dispositions of the Home Depot and Costco outparcels at North Pointe, as well as the 2021 dispositions of Socastee Commons and Courthouse 7-Eleven for which revenue was earned prior to disposition in the year ended December 31, 2021.

Retail Same Store Results

Retail same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2022 and 2021 and December 31, 2021 and 2020 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2022 (1)	2021 (1)	Change	2021 (2)	2020 (2)	Change
Rental revenues	$73,436	$69,256	$4,180	$64,006	$63,147	$859
Property expenses	18,400	17,636	764	15,898	15,469	429
Same Store NOI	$55,036	$51,620	$3,416	$48,108	$47,678	$430
Non-Same Store NOI	8,666	6,024	2,642	9,536	6,541	2,995
Segment NOI	$63,702	$57,644	$6,058	$57,644	$54,219	$3,425
________________________________________
(1)Same store excludes Greenbrier Square, Overlook Village, Delray Beach Plaza, Premier Retail, and Pembroke Square.
(2)Same store excludes Apex Entertainment, Delray Beach Plaza, Greenbrier Square, Nexton Square, Overlook Village, and Premier Retail. In addition, same store excludes the seven-property retail portfolio that was disposed in May 2020 (Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square) as well as Oakland Marketplace, Socastee Commons, and Courthouse 7-Eleven, each of which were disposed in 2021.

Same store rental revenues and NOI for the year ended December 31, 2022 increased compared to the year ended December 31, 2021 primarily as a result of increased occupancy in the same store portfolio.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the years ended December 31, 2022, 2021, and 2020 were as follows ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Rental revenues	$58,914	$66,205	$49,962
Property expenses	23,822	28,894	22,373
NOI	$35,092	$37,311	$27,589
Apartment units/beds	2,254	2,959	3,527
Occupancy	96.1%	97.4%	92.5%

Rental revenues for the year ended December 31, 2022 decreased $7.3 million, or 11.0%, compared to the year ended December 31, 2021. NOI decreased $2.2 million, or 5.9%, compared to the year ended December 31, 2021. The decreases in rental revenues and NOI resulted primarily from the dispositions of The Residences at Annapolis Junction, John Hopkins Village, Hoffler Place, and Summit Place. The decreases were partially offset by the acquisition of 1305 Dock Street and commencement of operations at Gainesville Apartments and Chronicle Mill.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2022 and 2021 and December 31, 2021 and 2020 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2022 (1)	2021 (1)	Change	2021 (2)	2020 (2)	Change
Rental revenues	$44,098	$41,008	$3,090	$28,727	$26,834	$1,893
Property expenses	16,858	16,226	632	11,188	11,021	167
Same Store NOI	$27,240	$24,782	$2,458	$17,539	$15,813	$1,726
Non-Same Store NOI	7,852	12,529	(4,677)	19,772	11,776	7,996
Segment NOI	$35,092	$37,311	$(2,219)	$37,311	$27,589	$9,722
________________________________________
(1)Same store excludes 1305 Dock Street, Chronicle Mill, and Gainesville Apartments as well as properties that were disposed in 2022.
(2)Same store excludes The Residences at Annapolis Junction, Edison Apartments, Hoffler Place, Summit Place, Johns Hopkins Village, and The Cosmopolitan.

Same store rental revenues and NOI for the year ended December 31, 2022 increased compared to the year ended December 31, 2021 primarily as a result of increased rental rates across multiple properties.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the years ended December 31, 2022, 2021, and 2020 were as follows ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Segment revenues	$234,859	$91,936	$217,146
Gross profit	$7,701	$3,836	$7,674
Operating margin	3.3%	4.2%	3.5%
Construction backlog	$665,565	$215,519	$71,258

Segment revenues for the year ended December 31, 2022 increased $142.9 million compared to the year ended December 31, 2021. Gross profit for the year ended December 31, 2022 increased $3.9 million compared to the year ended December 31, 2021. The increase in segment revenues and gross profit resulted primarily from the execution and commencement of new projects in 2022 including the Harbor Point development with Beatty Development Group, as well as four new projects with Dominion Realty Partners, a southeast multifamily developer.

The changes in construction backlog for each of the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Beginning backlog	$215,519	$71,258	$242,622
New contracts/change orders	685,753	236,077	45,882
Work performed	(235,707)	(91,816)	(217,246)
Ending backlog	$665,565	$215,519	$71,258

During the year ended December 31, 2022, we executed new contracts with Beatty Development Group related to the Harbor Point development in Baltimore totaling $423.8 million in addition to $246.9 million of new contracts with Dominion Realty Partners. Ending backlog as of December 31, 2022 included $353.7 million in contracts with Beatty Development Group and $292.9 million in contracts with Dominion Realty Partners.

During the year ended December 31, 2021, we executed $181.6 million of new contracts with Dominion Realty Partners and $16.1 million in contracts with Beatty Development Group. Ending backlog as of December 31, 2021 included $15.2 million in contracts with Beatty Development Group and $173.3 million in contracts with Dominion Realty Partners.

Consolidated Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years Ended December 31,			2022	2021
	2022	2021	2020	Change	Change

Revenues
Rental revenues	$219,294	$192,140	$166,488	$27,154	$25,652
General contracting and real estate services revenues	234,859	91,936	217,146	142,923	(125,210)
Total revenues	454,153	284,076	383,634	170,077	(99,558)
Expenses
Rental expenses	50,742	46,494	38,960	4,248	7,534
Real estate taxes	22,057	21,852	18,136	205	3,716
General contracting and real estate services expenses	227,158	88,100	209,472	139,058	(121,372)
Depreciation and amortization	72,974	68,853	59,972	4,121	8,881
Amortization of right-of-use assets - finance leases	1,110	1,022	586	88	436
General and administrative expenses	15,691	14,610	12,905	1,081	1,705
Acquisition, development and other pursuit costs	37	112	584	(75)	(472)
Impairment charges	416	21,378	666	(20,962)	20,712
Total expenses	390,185	262,421	341,281	127,764	(78,860)
Gain on real estate dispositions	53,466	19,040	6,388	34,426	12,652
Operating income	117,434	40,695	48,741	76,739	(8,046)
Interest income	16,978	18,457	19,841	(1,479)	(1,384)
Interest expense	(39,680)	(33,905)	(31,035)	(5,775)	(2,870)
Loss on extinguishment of debt	(3,374)	(3,810)	—	436	(3,810)
Change in fair value of derivatives and other	8,698	2,182	(1,130)	6,516	3,312
Unrealized credit loss release (provision)	(626)	792	(256)	(1,418)	1,048
Other income (expense), net	378	302	515	76	(213)
Income before taxes	99,808	24,713	36,676	75,095	(11,963)
Income tax benefit	145	742	283	(597)	459
Net income	99,953	25,455	36,959	74,498	(11,504)
Net (income) loss attributable to noncontrolling interests in investment entities	(5,948)	5	230	(5,953)	(225)
Preferred stock dividends	(11,548)	(11,548)	(7,349)	—	(4,199)
Net income attributable to common stockholders and OP Unitholders	$82,457	$13,912	$29,840	$68,545	$(15,928)

Rental revenues. Rental revenues by segment for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	Years Ended December 31,			2022	2021
	2022	2021	2020	Change	Change
Office	$74,036	$47,363	$43,494	$26,673	$3,869
Retail	86,344	78,572	73,032	7,772	5,540
Multifamily	58,914	66,205	49,962	(7,291)	16,243
	$219,294	$192,140	$166,488	$27,154	$25,652

Rental revenues increased $27.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in office rental revenues resulted primarily from the acquisition of the Constellation Energy Building and increased occupancy at Wills Wharf, Thames Street Wharf, and Armada Hoffler Tower. The increase in retail rental revenues resulted primarily from the acquisitions of Greenbrier Square, Overlook Village, Delray Beach Plaza and Pembroke Square, as well as increased occupancy across the retail portfolio. The decrease in multifamily rental revenues resulted primarily from the dispositions of John Hopkins Village, The Residences at Annapolis Junction, Summit Place and Hoffler Place. The decrease was partially offset by the acquisition of 1305 Dock Street and the commencement of operations at Gainesville Apartments and Chronicle Mill, as well as increased rental rates across the portfolio.

General contracting and real estate services revenues. General contracting and real estate services revenues increased $142.9 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase resulted primarily from the commencement of new projects in 2022, including Harbor Point Parcels 3 and 4 with Beatty Development Group as well as four new projects with Dominion Realty Partners.

Rental expenses. Rental expenses by segment for each of the three years ended December 31, 2022 were as follows (in thousands):

	Years Ended December 31,			2022	2021
	2022	2021	2020	Change	Change
Office	$18,710	$12,412	$10,799	$6,298	$1,613
Retail	13,769	12,512	11,029	1,257	1,483
Multifamily	18,263	21,570	17,132	(3,307)	4,438
	$50,742	$46,494	$38,960	$4,248	$7,534

Rental expenses increased $4.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. Office rental expenses increased primarily as a result of the acquisition of the Constellation Office and increased occupancy at Wills Wharf. Retail rental expenses increased primarily as a result of the acquisitions of Greenbrier Square, Overlook Village, and Delray Beach Plaza. Multifamily rental expenses decreased primarily as a result of the dispositions of John Hopkins Village, Summit Place, Hoffler Place, and The Residences at Annapolis Junction, partially offset by the acquisition of 1305 Dock Street and the commencement of operations at Gainesville Apartments and Chronicle Mill.

Real estate taxes. Real estate taxes by segment for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	Years Ended December 31,			2022	2021
	2022	2021	2020	Change	Change
Office	$7,625	$6,112	$5,111	$1,513	$1,001
Retail	8,873	8,416	7,784	457	632
Multifamily	5,559	7,324	5,241	(1,765)	2,083
	$22,057	$21,852	$18,136	$205	$3,716

Real estate taxes increased $0.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. Office real estate taxes increased primarily as a result of the acquisition of the Constellation Office. Retail real estate taxes increased primarily as a result of the acquisitions of Greenbrier Square and Delray Beach Plaza, in addition to an increased assessment at Wendover Village. Multifamily real estate taxes decreased primarily as a result of the dispositions of John Hopkins Village, The Residences at Annapolis Junction, Summit Place and Hoffler Place, partially offset by the acquisition of 1305 Dock Street and the commencement of operations at Gainesville Apartments.

General contracting and real estate services expenses for the year ended December 31, 2022 increased $139.1 million compared to the year ended December 31, 2021. The increase resulted primarily from the commencement of new projects in 2022 including Harbor Point Parcels 3 and 4 with Beatty Development Group as well as four new projects with Dominion Realty Partners.

Depreciation and amortization for the year ended December 31, 2022 increased $4.1 million compared to the year ended December 31, 2021. The increase was attributable to property acquisitions and development deliveries. The increase was partially offset by dispositions in 2022.

Amortization of right-of-use assets - finance leases for the years ended December 31, 2022 and 2021 were materially consistent.

General and administrative expenses for the year ended December 31, 2022 increased $1.1 million compared to the year ended December 31, 2021. The increase resulted primarily from higher compensation costs due to increased investment in human capital and legal fees associated with 2022 transactions.

Acquisition, development and other pursuit costs for the years ended December 31, 2022 and 2021 was materially consistent.

Impairment charges during the year ended December 31, 2022 totaled $0.4 million and primarily related to impairment charges recognized on acquired lease intangibles of certain properties.

Gain on real estate dispositions for the year ended December 31, 2022 totaled $53.5 million and related primarily to the disposition of The Residences at Annapolis Junction, the AutoZone and Valvoline outparcels at Sandbridge Commons, and the Home Depot and Costco parcels at North Pointe. During the year ended December 31, 2021, we recognized gains on real estate dispositions of $19.0 million, related to the dispositions of Hanbury 7-Eleven, Oakland Marketplace, Courthouse 7-Eleven, and Johns Hopkins Village.

Interest income for the year ended December 31, 2022 decreased $1.5 million compared to the year ended December 31, 2021, as a result of lower loan balances from principal repayments on the Interlock Commercial loan, partially offset by the prepayment premium received from the repayment of the Nexton Multifamily loan and funding of the City Park 2 and Solis Gainesville II loans. As of December 31, 2022 and 2021, our outstanding mezzanine loan balances were $112.3 million and $118.9 million, respectively.

Interest expense for the year ended December 31, 2022 increased $5.8 million compared to the year ended December 31, 2021 primarily due to loans obtained and assumed in connection with acquisitions and increased amortization of interest rate cap premiums.

Loss on extinguishment of debt decreased $0.4 million compared to the year ended December 31, 2021 primarily due to less loss recognized on the loan payoffs and refinances in 2022, compared to the loss recognized in 2021 in conjunction with the disposition of John Hopkins Village and the termination of the related interest rate swap.

Change in fair value of derivatives and other for the year ended December 31, 2022 was a gain of $8.7 million, which arose from increases in forward LIBOR, SOFR and BSBY. During the year ended December 31, 2021, we recognized gain on changes in fair value of interest rate derivatives of $2.2 million due to significant increases in forward LIBOR during 2021.

Unrealized credit loss provision for the year ended December 31, 2022 relates to the reserves recorded for the City Park 2 and Solis Gainesville II investments, offset by a release in the allowance for the Nexton Multifamily preferred equity investment.

Other income (expense), net for the years ended December 31, 2022 and 2021 was materially consistent.

The income tax benefit recognized during the years ended December 31, 2022 and 2021 is attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of December 31, 2022, we had unrestricted cash and cash equivalents of $48.1 million available for both current liquidity needs as well as development activities. As of December 31, 2022, we also had restricted cash in escrow of $3.7 million, some of which is available for capital expenditures at our operating properties. As of December 31, 2022, we had $233.5 million available under our credit facility to meet our short-term liquidity requirements and $81.1 million available under construction loans to fund development activities.

ATM Program

On March 10, 2020, we commenced the ATM Program through which we may, from time to time, issue and sell shares of our common stock and shares of our Series A Preferred Stock having an aggregate offering price of up to $300.0 million, to or through our sales agents and, with respect to shares of our common stock, may enter into separate forward sales agreements to or through the forward purchaser.

During the year ended December 31, 2022, we issued and sold 475,074 shares of common stock at a weighted average price of $15.21 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $7.1 million. During the year ended December 31, 2022, we did not issue any shares of Series A Preferred Stock under the ATM Program.

As of December 31, 2022, we had $205.0 million in availability under the ATM Program.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80%, in each case depending on our total leverage. These interest rates approximate the terms of the previous credit facility despite market pressures at the time the Credit Agreement was executed. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. We may, at any time, voluntarily prepay any loan under the amended credit facility in whole or in part without premium or penalty. Our unencumbered borrowing pool will support revolving borrowings of up to $250.0 million as of December 31, 2022.

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

M&T Term Loan Facility

On December 6, 2022, we entered into a term loan agreement (the "M&T term loan agreement") with Manufacturers and Traders Trust Company, which provides a $100.0 million senior unsecured term loan facility (the "M&T term loan facility"), with the option to increase the total capacity to $200.0 million, subject to our satisfaction of certain conditions. The proceeds from the M&T term loan facility were used to repay the loans secured by the Wills Wharf, 249 Central Park Retail, Fountain Plaza Retail, and South Retail properties. The M&T term loan facility has a scheduled maturity date of March 8, 2027, with a one-year extension option, subject to our satisfaction of certain conditions, including payment of a 0.075% extension fee.

The M&T term loan facility bears interest at a rate elected by us based on term SOFR, Daily Simple SOFR, or the Base Rate (as defined below), and in each case plus a margin. The margin under each interest rate election depends on our total leverage. The "Base Rate" is equal to the highest of: (a) the rate of interest in effect for such day as publicly announced from time to time by M&T Bank as its “prime rate” for such day, (b) the Federal Funds Rate for such day, plus 0.50%, (c) one month term SOFR for such day plus 100 basis points and (d) 1.00%. For the year ended December 31, 2022, we have elected for the loan to bear interest at term SOFR plus margin. If we attain investment grade credit ratings from both S&P Global Ratings and

Moody's Investor Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings.

The Operating Partnership is the borrower under the M&T term loan facility, and its obligations under the M&T term loan facility are guaranteed by us and certain of its subsidiaries that are not otherwise prohibited from providing such guaranty.

The M&T term loan agreement contains customary representations and warranties and financial and other affirmative and negative covenants. Our ability to borrow under the M&T term loan facility is subject to ongoing compliance with a number of financial covenants, affirmative covenants, and other restrictions, including the following:

•Total leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least $100.0 million, but only up to two times during the term of the M&T term loan facility);
•Ratio of adjusted EBITDA (as defined in the M&T term loan agreement) to fixed charges of not less than 1.50 to 1.0;
•Tangible net worth of not less than the sum of (i) $825.2 million and (ii) an amount equal to 75% of the net equity proceeds received by us after June 30, 2022;
•Ratio of secured indebtedness (excluding the M&T term loan facility if it becomes secured indebtedness) to total asset value of not more than 40%;
•Ratio of secured recourse debt (excluding the M&T term loan facility if it becomes secured indebtedness) to total asset value of not more than 20%;
•Total unsecured leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least $100.0 million, but only up to two times during the term of the M&T term loan facility);
•Unencumbered interest coverage ratio (as defined in the M&T term loan agreement) of not less than 1.75 to 1.0;
•Maintenance of a minimum of at least 15 unencumbered properties (as defined in the M&T term loan agreement) with an unencumbered asset value (as defined in the M&T term loan agreement) of not less than $500.0 million at any time; and
•Minimum occupancy rate (as defined in the M&T term loan agreement) for all unencumbered properties of not less than 80% at any time.

The M&T term loan agreement limits our ability to pay cash dividends if a default has occurred and is continuing or would result therefrom. However, if certain defaults or events of default exist, we may pay cash dividends to the extent necessary to (i) maintain our status as a REIT and (ii) avoid federal or state income excise taxes. The M&T term loan agreement also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates, and restricts our ability to repurchase stock and units of limited partnership interest in the Operating Partnership during the term of the M&T term loan facility.

We may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

The term loan agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the M&T term loan facility to be immediately due and payable.

We are currently in compliance with all covenants under the M&T term loan agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of December 31, 2022 ($ in thousands):

Secured Debt	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date	Balance at Maturity
Chronicle Mill	$27,630	LIBOR+	3.00%	5.39%		May 5, 2024	$27,630
Red Mill Central	2,013		4.80%			June 17, 2024	1,765
Premier Apartments(b)	16,269	LIBOR+	1.55%	5.94%		October 31, 2024	15,830
Premier Retail(b)	8,013	LIBOR+	1.55%	5.94%		October 31, 2024	7,797
Red Mill South	5,191		3.57%			May 1, 2025	4,383
Market at Mill Creek	12,494	LIBOR+	1.55%	5.94%		July 12, 2025	10,876
Gainesville Apartments	30,000	SOFR+	1.50%	5.86%		December 20, 2025	30,000
Encore Apartments(c)	23,980		2.93%			February 10, 2026	22,211
4525 Main Street(c)	30,785		2.93%			February 10, 2026	28,515
Southern Post(d)	—	SOFR+	2.25%	4.61%		August 25, 2026	—
Thames Street Wharf	69,327	BSBY+	1.30%	2.35%	(e)	September 30, 2026	60,839
Constellation Energy Building	175,000	BSBY+	1.50%	3.86%		November 1, 2026	175,000
Southgate Square	26,195	LIBOR+	1.90%	6.29%		December 21, 2026	22,811
Nexton Square	22,195	SOFR+	1.95%	6.31%		June 30, 2027	19,487
Liberty Apartments	20,926	SOFR+	1.50%	5.86%		September 27, 2027	19,243
Greenbrier Square	19,940		3.74%			October 10, 2027	18,049
Lexington Square	13,892		4.50%			September 1, 2028	12,044
Red Mill North	4,079		4.73%			December 31, 2028	3,295
Greenside Apartments	31,862		3.17%			December 15, 2029	26,095
Smith's Landing	15,535		4.05%			June 1, 2035	384
Edison Apartments	15,563		5.30%			December 1, 2044	100
The Cosmopolitan	41,243		3.35%			July 1, 2051	187
Total secured debt	$612,132						$506,541
Unsecured Debt
Senior unsecured revolving credit facility	$61,000	SOFR+	1.30%-1.85%	5.76%		January 22, 2027	$61,000
M&T unsecured term loan	100,000	SOFR+	1.25%-1.80%	4.80%	(e)	March 8, 2027	100,000
Senior unsecured term loan	31,658	SOFR+	1.25%-1.80%	5.66%		January 21, 2028	31,658
Senior unsecured term loan	268,342	SOFR+	1.25%-1.80%	1.80%-4.73%	(e)	January 21, 2028	268,342
Total unsecured debt	461,000						461,000
Total principal balances	1,073,132						$967,541
Other note payable(f)	6,131
Unamortized GAAP adjustments	(11,002)
Indebtedness, net	$1,068,261
_______________________________________

(a) LIBOR, SOFR, and BSBY rates are determined by individual lenders.
(b) Cross collateralized.
(c) Cross collateralized.
(d) No funding on the construction loan as of December 31, 2022.
(e) Includes debt subject to interest rate swap agreements.
(f) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 40-year remaining lease term.

Certain loans require us to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2022, we were in compliance with all loan covenants.

As of December 31, 2022, our scheduled principal repayments and maturities during each of the next five years and thereafter were as follows ($ in thousands):

Year (1)	Amount Due	Percentage of Total
2023	$9,770	1%
2024	63,398	6%
2025	55,995	5%
2026	317,526	30%
2027	222,575	20%
Thereafter	403,868	38%
Total	$1,073,132	100%
________________________________________
(1) Does not reflect the exercise of any maturity extension options.

Interest Rate Derivatives

As of December 31, 2022, we were party to the following LIBOR, SOFR, and BSBY interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate		Notional Amount
2/2/2021	2/1/2023	0.50% (LIBOR)		$100,000
3/4/2021	4/1/2023	2.50% (LIBOR)		14,479
11/1/2020	11/1/2023	1.84% (SOFR)		84,375
7/1/2022	1/1/2024	1.00%-3.00% (SOFR)	(a)	50,000
7/5/2022	1/1/2024	1.00%-3.00% (SOFR)	(a)	35,100
1/11/2022	2/1/2024	4.00% (BSBY)		175,000
4/7/2022	2/1/2024	1.00%-3.00% (BSBY)	(a)	175,000
7/6/2022	3/1/2024	1.00%-3.00% (SOFR)	(a)	200,000
9/1/2022	9/1/2024	1.00%-3.00% (SOFR)	(a)	73,562	(b)
Total				$907,516
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

As of December 31, 2022, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount	Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR	2.78%	4.08%	5/1/2018	5/1/2023
Senior unsecured term loan	32,842	1-month LIBOR	2.25%	3.55%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	1-month LIBOR	3.02%	4.32%	10/12/2018	10/12/2023
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.80%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.50%	1.80%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR	0.55%	1.85%	4/1/2020	4/1/2024
Thames Street Wharf	69,328	1-month BSBY	1.05%	2.35%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000	1-month SOFR	3.50%	4.80%	12/6/2022	12/6/2027
Senior unsecured term loan	100,000	1-month SOFR	3.43%	4.73%	12/13/2022	1/21/2028
Total	$437,670

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2022 (in thousands):

		Payments due by period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Principal payments and maturities of long-term indebtedness	$1,073,132	$9,770	$119,393	$540,101	$403,868
Ground and other operating leases	211,942	4,156	8,467	8,531	190,788
Interest payments on long-term debt—fixed interest	109,100	19,778	36,588	24,868	27,866
Interest payments on long-term debt—variable interest(1)(2)	85,199	28,384	39,138	17,480	197
Tenant-related and other commitments	21,533	17,115	4,418	—	—
Total (3) (4)	$1,500,906	$79,203	$208,004	$590,980	$622,719
________________________________________
(1)For long-term debt that bears interest at variable rates, we estimated future interest payments using forward curves of the respective indexed rates as of December 31, 2022. As of December 31, 2022, LIBOR, SOFR, and BSBY were 439, 436, and 436 basis points, respectively.
(2)Assumes the $61.0 million revolving credit facility balance outstanding as of December 31, 2022 remains constant through maturity of the facility. Amounts also include unused credit facility fees assuming the balance outstanding as of December 31, 2022 remains constant through maturity of our revolving credit facility.
(3)Contractual obligations above do not include funding obligations to non-wholly owned development projects as well as unfunded mezzanine loan and preferred equity investment commitments due to the uncertainty of the timing and amounts of certain of these obligations. Refer to "Item 1. Business" for information about our development projects, mezzanine loans and preferred equity investments.
(4)Contractual Obligations above exclude increased ground lease payments at 1405 Point which is classified as a note payable in the consolidated balance sheets.

Off-Balance Sheet Arrangements

In connection with our mezzanine lending activities, we have guaranteed payment of portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by us as of December 31, 2022 (in thousands):

Development project	Payment guarantee amount	Guarantee liability
Interlock Commercial	$37,450	$701
Harbor Point Parcel 4 (a)	32,910	198
Total	$70,360	$899
_______________________________________
(a) As of December 31, 2022, no amounts have been funded on this senior loan.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we will be responsible for providing a completion guarantee to the lender for this project when a construction loan is obtained.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of December 31, 2022, our off-balance sheet arrangements consisted of $18.2 million of unfunded commitments of our notes receivable. We have recorded a $0.3 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Years Ended
	December 31,
	2022	2021	Change
	($ in thousands)
Operating Activities	$116,858	$91,184	$25,674
Investing Activities	(33,242)	(57,629)	24,387
Financing Activities	(72,194)	(43,542)	(28,652)
Net Increase/(decrease)	$11,422	$(9,987)	$21,409
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$40,443	$50,430
Cash, Cash Equivalents, and Restricted Cash, End of Period	$51,865	$40,443

	Years Ended
	December 31,
	2021	2020	Change
	($ in thousands)
Operating Activities	$91,184	$91,179	$5
Investing Activities	(57,629)	(26,227)	(31,402)
Financing Activities	(43,542)	(58,101)	14,559
Net Increase	$(9,987)	$6,851	$(16,838)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$50,430	$43,579
Cash, Cash Equivalents, and Restricted Cash, End of Period	$40,443	$50,430

Net cash provided by operating activities for the year ended December 31, 2022 increased by $25.7 million compared to the year ended December 31, 2021 primarily as a result of increased net operating income from the property portfolio and an increase in gross profit from general contracting and real estate services, slightly offset by timing differences in operating assets and liabilities.

Net cash used for investing activities for the year ended December 31, 2022 decreased by $24.4 million compared to the year ended December 31, 2021 primarily due to the sale of The Residences at Annapolis Junction, which was partially offset by acquisition activity.

Net cash used for financing activities during the year ended December 31, 2022 increased by $28.7 million compared to the year ended December 31, 2021 primarily as a result of the increased debt repayments and increased dividend and distribution payments during the year.

Non-GAAP Financial Measures

FFO and Normalized FFO

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("Nareit"). Nareit defines FFO as net income (loss) (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains or losses from the sales of certain real estate assets, gains or losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

FFO is a supplemental non-GAAP financial measure. Management uses FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared period-over-period, captures trends in occupancy rates, rental rates, and operating costs. Other equity REITs may not calculate FFO in accordance with the Nareit definition as we do, and, accordingly, our FFO may not be comparable to such other REITs' FFO.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our year-over-year performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, impairment of intangible assets and liabilities, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives not designated as cash flow hedges, certain costs for interest rate caps designated as cash flow hedges, provision for unrealized non-cash credit losses, amortization of right-of-use assets attributable to finance leases, severance related costs, and other non-comparable items. Other equity REITs may not calculate Normalized FFO in the same manner as we do, and, accordingly, our Normalized FFO may not be comparable to such other REITs' Normalized FFO.

The following table sets forth a reconciliation of FFO and Normalized FFO for each of the years ended December 31, 2022, 2021 and 2020 to net income, the most directly comparable GAAP measure:

	Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$82,457	$13,912	$29,840
Depreciation and amortization (1)	71,971	68,853	59,545
Gain on operating real estate dispositions (2)	(47,984)	(18,793)	(6,388)
Impairment of real estate assets	201	21,378	—
FFO attributable to common stockholders and OP Unitholders	106,645	85,350	82,997
Acquisition, development and other pursuit costs	37	112	584
Impairment of intangible assets and liabilities	215	—	666
Loss on extinguishment of debt	3,374	3,810	—
Unrealized credit loss (release) provision	626	(792)	256
Amortization of right-of-use assets - finance leases	1,110	1,022	586
Change in fair value of derivatives not designated as cash flow hedges and other	(8,698)	(2,182)	1,130
Amortization of interest rate cap premiums on designated cash flow hedges	3,849	235	—
Normalized FFO available to common stockholders and OP Unitholders	$107,158	$87,555	$86,219
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.93	$0.17	$0.38
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$1.21	$1.05	$1.06
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$1.22	$1.08	$1.10
Weighted-average common shares and units - diluted	88,192	81,445	78,309
________________________________________

(1) The adjustment for depreciation and amortization for the year ended December 31, 2020 excludes $0.4 million of depreciation attributable to the Company's joint venture partners.
(2) The adjustment for gain on real estate dispositions for the year ended December 31, 2022 excludes $5.4 million of the gain on the sale of The Residences at Annapolis Junction that was allocated to our joint venture partner. Additionally, the adjustment for gain on real estate dispositions for the year ended December 31, 2021 excludes the gain on sale of easement rights on a non-operating parcel and the loss on sale of a non-operating parcel.

Inflation

Substantially all of our office and retail leases provide for the recovery of increases in real estate taxes and operating expenses. In addition, substantially all of the leases provide for annual rent increases. We believe that inflationary increases may be offset in part by the contractual rent increases and expense escalations previously described. In addition, our multifamily leases generally have lease terms ranging from 7 to 15 months with a majority having 12-month lease terms allowing negotiation of rental rates at term end, which we believe reduces our exposure to the effects of inflation, although an extreme and sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR, SOFR and BSBY. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We also use derivative financial instruments to manage interest rate risk. We do not use these derivatives for trading or other speculative purposes.

As of December 31, 2022 and excluding unamortized GAAP adjustments, approximately $641.8 million, or 59.8%, of our debt had fixed interest rates or was subject to interest rate swaps and approximately $431.3 million, or 40.2%, had variable interest rates. Considering interest rate swaps and caps, 100.0% of our outstanding debt is either fixed rate or economically hedged. As of December 31, 2022, LIBOR was approximately 439 basis points, SOFR was approximately 436 basis points, and BSBY was approximately 436 basis points. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were to increase by 100 basis points, our cash flow would decrease by approximately $0.6 million per year. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were reduced by 100 basis points, our cash flow would increase by approximately $1.7 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2022, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2023 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2023.

Item 11.    Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2023 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2023 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2023.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2023 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2023.

Item 14.    Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2023 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2023.

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

Item 16.    Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on June 2, 2014)

3.2	Amended and Restated Bylaws of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, filed on February 24, 2022)

3.3
Articles Supplementary Designating the Rights and Preferences of the 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2019)

3.4
Articles Supplementary relating to Section 3-802(c) of the Maryland General Corporation Law (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2020)

3.5
Articles Supplementary Designating Additional 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, dated March 6, 2020 (Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3, filed on March 9, 2020)

3.6
Articles Supplementary Designating Additional 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, dated July 2, 2020 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2020)

3.7
Articles Supplementary Designating Additional 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, dated August 17, 2020 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 20, 2020)

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

10.4†
Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 5, 2022)

10.5†
Tax Protection Agreement by and among Armada Hoffler Properties, Inc. and the person listed on the signature page thereto (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.6†
Armada Hoffler, L.P. Amended and Restated Executive Severance Benefit Plan with the participants listed on Schedule A thereto (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed on February 25, 2020)

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

10.15
Third Amended and Restated Credit Agreement, dated August 23, 2022, among Armada Hoffler, L.P., as Borrower, Armada Hoffler Properties, Inc., as Parent, Bank of America, N.A., as Administrative Agent, and the other agents and Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 6, 2022)

10.16
Second Amended and Restated Guaranty Agreement, dated October 3, 2019, among certain subsidiaries of Armada Hoffler, L.P. named therein for the benefit of the Administrative Agent and the Lenders named in the Second Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on October 9, 2019)

10.17
Membership Interest Purchase Agreement, dated December 3, 2021, by and between AHP Acquisitions, LLC, as Purchaser, and Harbor Point Parcel 2 Acquisition LLC, as Seller. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed on February 24, 2022)

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

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: February 23, 2023

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Hoffler	Executive Chairman and Director	February 23, 2023
Daniel A. Hoffler

/s/ Louis S. Haddad	Vice Chairman, President, Chief Executive Officer and Director	February 23, 2023
Louis S. Haddad	(principal executive officer)

/s/ Matthew T. Barnes-Smith	Chief Financial Officer, Treasurer, and Corporate Secretary	February 23, 2023
Matthew T. Barnes-Smith	(principal financial officer and principal accounting officer)

/s/ George F. Allen	Director	February 23, 2023
George F. Allen

/s/ James A. Carroll	Director	February 23, 2023
James A. Carroll

/s/ James C. Cherry	Director	February 23, 2023
James C. Cherry

/s/ Eva S. Hardy	Director	February 23, 2023
Eva S. Hardy

/s/ Dennis H. Gartman	Director	February 23, 2023
Dennis H. Gartman

/s/ A. Russell Kirk	Director	February 23, 2023
A. Russell Kirk

/s/ John W. Snow	Director	February 23, 2023
John W. Snow

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2022

Item 8, Item 15(a)(1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Armada Hoffler Properties, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Armada Hoffler Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and Financial Statement Schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Allowance for Loan Losses - Notes Receivable

Description of the Matter
At December 31, 2022, the Company’s notes receivable portfolio totaled $136 million, net of allowances of $1.3 million. As discussed in Notes 2 and 6 to the consolidated financial statements, management estimates the allowance for loan losses on outstanding notes receivable based primarily upon relevant historical loan loss data sets, the forecast for macroeconomic conditions, loan-to-value of the underlying project, remaining contractual loan term, and other relevant loan-specific factors. For loans experiencing financial difficulty as of the measurement date, the Company recognizes expected credit losses calculated as the difference between the amortized cost basis of the financial asset and the estimated fair value of the collateral, net of selling costs, which includes an estimation of the projected sales proceeds from the sale of the underlying property.

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

General contracting revenue recognition

Description of the Matter
For the year ended December 31, 2022, the Company’s general contracting revenues totaled approximately $234.9 million. As described in Notes 2 and 7 to the consolidated financial statements, for each construction contract, the Company estimates its progress in satisfying performance obligations based on the proportion of incurred costs to total estimated costs at completion. The Company also estimates the total transaction price, including variable components, for each construction contract.

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

Harbor Point Parcel 4 Consolidation Analysis

Description of the Matter
The Company accounted for their interest in Harbor Point Parcel 4 under the equity method of accounting. At December 31, 2022, the Company’s investment in the venture was $32.4 million. As discussed in Note 5 to the consolidated financial statements, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

Auditing management’s consolidation analysis was complex and judgmental due to the subjectivity in assessing which activities most significantly impact the venture’s economic performance based on the purpose and design of the entity over the duration of its expected life and assessing which party has rights to direct those activities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the evaluation of rights provided to each party in the venture. For example, we tested controls over management’s assessment of the activities that most significantly impact the venture’s performance and which party has the power to direct those activities.

To test the Company’s consolidation assessment for the venture, our procedures included, among others, reviewing the venture agreement and discussing with management the nature of the rights conveyed to the Company through the agreement as well as the business purpose of the venture transactions. We reviewed management’s assessment of the activities that would most significantly impact the venture’s economic performance and evaluated whether the venture agreement provided participating or protective rights to the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
Richmond, Virginia
February 23, 2023

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	DECEMBER 31,
	2022	2021
ASSETS
Real estate investments:
Income producing property	$1,884,214	$1,658,609
Held for development	6,294	6,294
Construction in progress	53,067	72,535
	1,943,575	1,737,438
Accumulated depreciation	(329,963)	(285,814)
Net real estate investments	1,613,612	1,451,624
Real estate investments held for sale	—	80,751
Cash and cash equivalents	48,139	35,247
Restricted cash	3,726	5,196
Accounts receivable, net	39,186	29,576
Notes receivable, net	136,039	126,429
Construction receivables, including retentions, net	70,822	17,865
Construction contract costs and estimated earnings in excess of billings	342	243
Equity method investment	71,983	12,685
Operating lease right-of-use assets	23,350	23,493
Finance lease right-of-use assets	45,878	46,989
Acquired lease intangible assets	103,870	62,038
Other assets	85,363	45,927
Total Assets	$2,242,310	$1,938,063
LIABILITIES AND EQUITY
Indebtedness, net	$1,068,261	$917,556
Liabilities related to assets held for sale	—	41,364
Accounts payable and accrued liabilities	26,839	29,589
Construction payables, including retentions	93,472	31,166
Billings in excess of construction contract costs and estimated earnings	17,515	4,881
Operating lease liabilities	31,677	31,648
Finance lease liabilities	46,477	46,160
Other liabilities	54,055	55,876
Total Liabilities	1,338,296	1,158,240
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized, 6,843,418 shares issued and outstanding as of December 31, 2022 and 2021	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 67,729,854 and 63,011,700 shares issued and outstanding as of December 31, 2022 and 2021, respectively	677	630
Additional paid-in capital	587,884	525,030
Distributions in excess of earnings	(126,875)	(141,360)
Accumulated other comprehensive income (loss)	14,679	(33)
Total stockholders’ equity	647,450	555,352
Noncontrolling interests in investment entities	24,055	629
Noncontrolling interests in Operating Partnership	232,509	223,842
Total Equity	904,014	779,823
Total Liabilities and Equity	$2,242,310	$1,938,063

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share and unit data)

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
Revenues
Rental revenues	$219,294	$192,140	$166,488
General contracting and real estate services revenues	234,859	91,936	217,146
Total revenues	454,153	284,076	383,634
Expenses
Rental expenses	50,742	46,494	38,960
Real estate taxes	22,057	21,852	18,136
General contracting and real estate services expenses	227,158	88,100	209,472
Depreciation and amortization	72,974	68,853	59,972
Amortization of right-of-use assets - finance leases	1,110	1,022	586
General and administrative expenses	15,691	14,610	12,905
Acquisition, development and other pursuit costs	37	112	584
Impairment charges	416	21,378	666
Total expenses	390,185	262,421	341,281
Gain on real estate dispositions	53,466	19,040	6,388
Operating income	117,434	40,695	48,741
Interest income	16,978	18,457	19,841
Interest expense	(39,680)	(33,905)	(31,035)
Loss on extinguishment of debt	(3,374)	(3,810)	—
Change in fair value of derivatives and other	8,698	2,182	(1,130)
Unrealized credit loss release (provision)	(626)	792	(256)
Other income (expense), net	378	302	515
Income before taxes	99,808	24,713	36,676
Income tax benefit	145	742	283
Net income	99,953	25,455	36,959
Net (income) loss attributable to noncontrolling interests:
Investment entities	(5,948)	5	230
Operating Partnership	(19,258)	(3,568)	(8,037)
Net income attributable to Armada Hoffler Properties, Inc.	74,747	21,892	29,152
Preferred stock dividends	(11,548)	(11,548)	(7,349)
Net income attributable to common stockholders	$63,199	$10,344	$21,803
Net income attributable to common stockholders per share (basic and diluted)	$0.94	$0.17	$0.38
Weighted-average common shares outstanding (basic and diluted)	67,576	60,647	57,328

Comprehensive income:
Net income	$99,953	$25,455	$36,959
Unrealized cash flow hedge gains (losses)	20,165	3,678	(9,751)
Realized cash flow hedge losses reclassified to net income	(800)	8,163	3,345
Comprehensive income	119,318	37,296	30,553
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	(6,103)	5	230
Operating Partnership	(23,755)	(6,573)	(6,259)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$89,460	$30,728	$24,524

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Equity
(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, January 1, 2020	$63,250	$563	$455,680	$(106,676)	$(4,240)	$408,577	$4,462	$242,408	$655,447
Cumulative effect of accounting change (1)	—	—	—	(2,185)	—	(2,185)	—	(824)	(3,009)
Net income (loss)	—	—	—	29,152	—	29,152	(230)	8,037	36,959
Unrealized cash flow hedge losses	—	—	—	—	(7,082)	(7,082)	—	(2,669)	(9,751)
Realized cash flow hedge losses reclassified to net income	—	—	—	—	2,454	2,454	—	891	3,345
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	107,835	—	(6,375)	—	—	101,460	—	—	101,460
Net proceeds from issuance of common stock	—	19	19,631	—	—	19,650	—	—	19,650
Restricted stock awards, net	—	2	2,340	—	—	2,342	—	—	2,342
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	—	—	(7,388)	—	—	(7,388)	(3,744)	6,099	(5,033)
Acquisitions for cash	—	—	—	—	—	—	—	—	—
Redemption of operating partnership units	—	7	8,859	—	—	8,866	—	(11,595)	(2,729)
Distributions to Joint Venture Partners	—	—	—	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	(7,349)	—	(7,349)	—	—	(7,349)
Dividends and distributions declared on common shares and units	—	—	—	(25,298)	—	(25,298)	—	(9,232)	(34,530)
Balance, December 31, 2020	171,085	591	472,747	(112,356)	(8,868)	523,199	488	233,115	756,802
Net income (loss)	—	—	—	21,892	—	21,892	(5)	3,568	25,455
Unrealized cash flow hedge gains	—	—	—	—	2,739	2,739	—	939	3,678
Realized cash flow hedge losses reclassified to net income	—	—	—	—	6,096	6,096	—	2,067	8,163
Net proceeds from issuance of cumulative redeemable perpetual preferred stock	—	—	—	—	—	—	—	—	—
Net proceeds from issuance of common stock	—	38	51,639	—	—	51,677	—	—	51,677
Restricted stock awards, net	—	1	2,005	—	—	2,006	—	—	2,006
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interest in real estate entities	—	—	(950)	—	—	(950)	146	—	(804)
Redemption of operating partnership units	—	—	(411)	—	—	(411)	—	(2,538)	(2,949)
Distributions to Joint Venture Partners	—	—	—	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)	—	—	(11,548)
Dividends and distributions declared on common shares and units	—	—	—	(39,348)	—	(39,348)	—	(13,309)	(52,657)
Balance, December 31, 2021	171,085	630	525,030	(141,360)	(33)	555,352	629	223,842	779,823
Net income (loss)	—	—	—	74,747	—	74,747	5,948	19,258	99,953
Unrealized cash flow hedge gains	—	—	—	—	15,333	15,333	148	4,684	20,165
Realized cash flow hedge losses reclassified to net income	—	—	—	1	(621)	(620)	7	(187)	(800)
Net proceeds from issuance of common stock	—	45	65,114	—	—	65,159	—	—	65,159
Restricted stock awards, net	—	2	3,027	—	—	3,029	—	—	3,029
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	23,065	—	23,065
Acquisitions of noncontrolling interest in real estate entities	—	—	(5,401)	—	—	(5,401)	—	—	(5,401)
Redemption of operating partnership units	—	—	114	—	—	114	—	(244)	(130)
Distributions to Joint Venture Partners	—	—	—	—	—	—	(5,742)	—	(5,742)
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)		—	(11,548)
Dividends and distributions declared on common shares and units	—	—	—	(48,715)	—	(48,715)	—	(14,844)	(63,559)
Balance, December 31, 2022	$171,085	$677	$587,884	$(126,875)	$14,679	$647,450	$24,055	$232,509	$904,014
(1) The Company recorded cumulative effect adjustments related to the new Current Expected Credit Losses ("CECL") standard in the first quarter of 2020. See "Financial Statements — Note 2 — Significant Accounting Policies — Recent Accounting Pronouncements" for additional information.

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$99,953	$25,455	$36,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	54,548	51,549	43,671
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	18,426	17,304	16,301
Accrued straight-line rental revenue	(6,178)	(4,938)	(5,927)
Amortization of leasing incentives and above or below-market rents	(1,070)	(1,065)	(814)
Amortization of right-of-use assets - finance leases	1,110	1,022	586
Accrued straight-line ground rent expense	119	236	100
Unrealized credit loss provision (release)	626	(792)	256
Adjustment for uncollectable lease accounts	515	945	3,842
Noncash stock compensation	3,273	2,230	2,378
Impairment charges	416	21,378	666
Noncash interest expense	6,828	2,878	2,204
Noncash loss on extinguishment of debt	3,374	3,810	—
Gain on real estate dispositions, net	(53,466)	(19,040)	(6,388)
Change in the fair value of derivatives and other	(8,698)	(2,182)	1,130
Changes in operating assets and liabilities:
Property assets	(12,029)	(3,721)	(5,960)
Property liabilities	2,960	7,175	6,677
Construction assets	(60,756)	19,284	(2,302)
Construction liabilities	71,642	(27,904)	13,708
Interest receivable	(4,735)	(2,440)	(15,908)
Net cash provided by operating activities	116,858	91,184	91,179
INVESTING ACTIVITIES
Development of real estate investments	(76,182)	(48,625)	(63,485)
Tenant and building improvements	(17,085)	(15,496)	(10,077)
Acquisitions of real estate investments, net of cash received	(119,739)	(73,595)	(35,151)
Dispositions of real estate investments, net of selling costs	252,270	85,322	96,459
Notes receivable issuances	(37,791)	(30,656)	(24,484)
Notes receivable paydowns	35,848	42,301	16,340
Leasing costs	(7,640)	(4,585)	(3,425)
Leasing incentives	(51)	(688)	(1,326)
Contributions to equity method investments	(62,872)	(11,607)	(1,078)
Net cash used for investing activities	(33,242)	(57,629)	(26,227)
FINANCING ACTIVITIES
Proceeds from issuance of cumulative redeemable perpetual preferred stock, net	—	—	101,460
Proceeds from issuance of common stock, net	65,159	51,677	19,650
Common shares tendered for tax withholding	(774)	(553)	(569)
Debt issuances, credit facility and construction loan borrowings	678,574	161,806	176,619
Debt and credit facility repayments, including principal amortization	(723,739)	(187,758)	(299,318)
Debt issuance costs	(8,316)	(2,831)	(609)
Cash paid on extinguishment of debt	—	(3,417)	—
Acquisition of NCI in consolidated RE investments	(4,651)	(804)	(5,002)
Redemption of operating partnership units	(130)	(2,949)	(2,729)
Distributions to noncontrolling interests	(5,756)	—	—
Contributions from noncontrolling interests	14	—	—
Dividends and distributions	(72,575)	(58,713)	(47,603)
Net cash used for financing activities	(72,194)	(43,542)	(58,101)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,422	(9,987)	6,851
Cash, cash equivalents, and restricted cash, beginning of period (1)	40,443	50,430	43,579
Cash, cash equivalents, and restricted cash, end of period (1)	$51,865	$40,443	$50,430
ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
Supplemental cash flow information:
Cash paid for interest	$29,878	$29,237	$28,554
Cash refunded (paid) for income taxes	(1)	4	167
Increase (decrease) in dividends and distributions payable	2,532	5,492	(5,724)
Other liability issued in acquisition of noncontrolling interest in real estate investment	750	—	—
Common shares and OP units issued for acquisitions	—	—	6,099
Increase (decrease) in accrued capital improvements and development costs	110	15,111	(14,324)
Operating Partnership units redeemed for common shares	132	411	8,866
Note payable recorded for mandatorily redeemable partnership interest	—	—	3,829
Debt assumed at fair value in conjunction with real estate purchases	156,071	19,989	122,300
Note receivable extinguished in conjunction with real estate purchase	—	—	42,270
Equity method investment redeemed for a note receivable	3,772	—	—
Noncontrolling interest in acquired real estate entity	23,065	—	—
Note payable issued in acquisition of noncontrolling interest in real estate investment	—	—	6,130
Recognition of operating lease right-of-use assets	110	—	—
Recognition of operating lease liabilities	110	—	—
Recognition of finance lease right-of-use assets	—	24,466	—
Recognition of finance lease liabilities	—	27,940	—
De-recognition of operating lease ROU assets - lease termination	—	9,037	—
De-recognition of operating lease liabilities - lease termination	—	10,143	—

(1) The following table sets forth the items from the Company's consolidated balance sheets that are included in cash, cash equivalents, and restricted cash in the consolidated statements of cash flows:

	As of December 31,
	2022	2021
Cash and cash equivalents	$48,139	$35,247
Restricted cash (a)	3,726	5,196
Cash, cash equivalents, and restricted cash	$51,865	$40,443
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

The Company is a real estate investment trust ("REIT"), the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership"), and as of December 31, 2022, owned 76.7% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly-owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the "IPO") and certain related formation transactions on May 13, 2013.

 As of December 31, 2022, the Company's operating portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
Constellation Office	Office	Baltimore, Maryland**	79%	(1)
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland**	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
Wills Wharf	Office	Baltimore, Maryland**	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail	Retail	Newport News, Virginia	65%	(2)
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Delray Beach Plaza	Retail	Delray Beach, Florida	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%
Greenbrier Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek	Retail	Mount Pleasant, South Carolina	100%
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Nexton Square	Retail	Summerville, South Carolina	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Pointe Center	Retail	Durham, North Carolina	100%

Property	Segment	Location	Ownership Interest
Overlook Village	Retail	Asheville, North Carolina	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Pembroke Square	Retail	Virginia Beach, Virginia*	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1305 Dock Street	Multifamily	Baltimore, Maryland**	79%	(1)
1405 Point	Multifamily	Baltimore, Maryland**	100%
Edison Apartments	Multifamily	Richmond, Virginia	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Gainesville Apartments	Multifamily	Gainesville, Georgia	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith’s Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
________________________________________
* Located in the Town Center of Virginia Beach
** Located at Harbor Point in Baltimore
(1) The Company owned a 90% economic interest in this property, including an 11% economic interest through a note receivable as of December 31, 2022. In January 2023 the Company acquired the additional 11% membership interest in the property in exchange for full satisfaction of $12.8 million note.
(2) The Company is entitled to a preferred return on its investment in this property.

As of December 31, 2022, the following properties were under development, redevelopment or not yet stabilized:

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

Revenue Recognition

Rental Revenues

The Company leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Rental revenues include $6.2 million, $4.9 million and $5.9 million of straight-line rent adjustments for the years ended December 31, 2022, 2021, and 2020, respectively. The Company begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with the Company’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of substantially all such revenue for a tenant is probable. The Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. The Company recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Leasing incentive amortization was $0.7 million for each of the years ended December 31, 2022, 2021 and 2020. The Company recognizes fair value adjustments recorded at the time of lease assumption in rental income on a straight-line basis as a reduction to revenue over the remaining life of the lease or any renewal periods for which the Company determines have value at the time of acquisition. The Company recognizes cost reimbursement revenue for real estate taxes, operating expenses, and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. The Company recognizes lease termination fees either upon termination or amortizes them over any remaining lease term.

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

The Company capitalizes direct and indirect project costs associated with the initial development of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include pre-acquisition, development, and preconstruction costs including overhead, salaries, and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent, and interest. Interest capitalized during the years ended December 31, 2022, 2021, and 2020 was $4.0 million, $1.5 million and $3.6 million, respectively.

The Company capitalizes predevelopment costs directly identifiable with specific properties when the development of such properties is probable. Capitalized predevelopment costs are presented within other assets in the consolidated balance sheets. Land for which development activities have not yet commenced are presented separately as land held for development in the consolidated balance sheets. Capitalized predevelopment costs as of December 31, 2022 and 2021 were $8.0 million and $8.3 million, respectively. Costs attributable to unsuccessful projects are expensed.

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

As of December 31, 2022, no properties were classified as held for sale. As of December 31, 2021, Hoffler Place and Summit Place were classified as held for sale.

Impairment of Long-Lived Assets

The Company evaluates its real estate assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, the Company compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value. The impairment charges recognized during the years ended December 31, 2022 and December 31, 2020 represent unamortized leasing or acquired intangible assets related to vacated tenants. The impairment charges recognized during the year ended December 31, 2021 primarily relate to the $3.0 million impairment of Socastee

Commons, which was sold during the year ended December 31, 2021, and the $18.3 million impairment of Hoffler Place and Summit Place, which were classified as held for sale as of December 31, 2021.

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

Accounts Receivable, net

Accounts receivable include amounts from tenants for base rents, contingent rents, and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2022 and 2021, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $30.2 million and $24.7 million, respectively.

The Company’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual accounts receivable, current economic conditions, historical experience, and other relevant factors. The Company establishes a reserve for any receivable associated with a tenant when collection of substantially all operating lease payments for a tenant is not probable. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $1.5 million and $0.4 million, respectively. The Company reflects these amounts as a component of rental income on the consolidated statements of comprehensive income.

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

The Company's loans typically include commitments to fund incremental proceeds to the borrowers over the life of the loan, which future funding commitments are also subject to the CECL model. The CECL provision related to future loan fundings is recorded as a component of Other Liabilities on the Company's consolidated balance sheet. This provision is estimated using the same process outlined above for the Company's outstanding loan balances, and changes in this component of the provision will similarly impact the Company's consolidated net income. For both the funded and unfunded portions of the Company's loans, the Company consider the risk rating of each loan as the primary credit quality indicator underlying its assessment.

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

For interest rate caps that qualify as cash flow hedges, the premium paid by the Company at inception represents the time value of the instrument and is excluded from the hedge effectiveness assessment. The excluded component is amortized over the life of the derivative instrument and presented within interest expense in the consolidated statements of comprehensive income. The Company recognized amortization of interest rate cap premiums of $3.8 million, $0.2 million and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Net Income Per Share

The Company calculates net income per share based upon the weighted average shares outstanding. Diluted net income per share is calculated after giving effect to all significant potential dilutive shares outstanding during the period. Potential dilutive shares outstanding during the period include unvested restricted stock awards. However, there were no significant potential dilutive shares outstanding for each of the three years ended December 31, 2022, 2021, and 2020. As a result, basic and diluted outstanding shares were the same for each period presented.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards:

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which became effective on March 12, 2020. ASU 2020-04 contained practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. This Accounting Standards Update ("ASU") also provided optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance was optional and only available in certain situations. In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The amendments in this standard were elective and principally applied to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Similar to ASU No. 2020-04, provisions of this ASU were effective upon issuance. In December 2022, the FASB issued ASU 2022-06 Deferral of the Sunset Date of Topic 848 which became effective immediately upon issuance. ASU 2022-06 deferred the sunset date of Topic 848 to December 31, 2024. During the year ended December 31, 2022, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuations of the existing contracts rather than as new contracts. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

Earnings Per Share

In August 2020, FASB issued ASU 2020-06 as an update to ASC Topic 470 and ASC Topic 815, which became effective January 1, 2022. ASU 2020-06 simplified the accounting for convertible instruments and removed certain settlement conditions that were required for equity contracts to qualify for the derivative scope exception. This ASU also simplified diluted earnings per share calculation in certain areas and provided updated disclosure requirements. The Company adopted ASU 2020-06 effective January 1, 2022 and the adoption did not have a material impact on the consolidated financial statements.

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

Net operating income of the Company’s reportable segments for the years ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Office real estate
Rental revenues	$74,036	$47,363	$43,494
Rental expenses	18,710	12,412	10,799
Real estate taxes	7,625	6,112	5,111
Segment net operating income	47,701	28,839	27,584
Retail real estate
Rental revenues	86,344	78,572	73,032
Rental expenses	13,769	12,512	11,029
Real estate taxes	8,873	8,416	7,784
Segment net operating income	63,702	57,644	54,219
Multifamily residential real estate
Rental revenues	58,914	66,205	49,962
Rental expenses	18,263	21,570	17,132
Real estate taxes	5,559	7,324	5,241
Segment net operating income	35,092	37,311	27,589
General contracting and real estate services
Segment revenues	234,859	91,936	217,146
Segment expenses	227,158	88,100	209,472
Segment gross profit	7,701	3,836	7,674
Net operating income	$154,196	$127,630	$117,066

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the years ended December 31, 2022, 2021, and 2020 exclude revenue related to intercompany construction contracts of $58.1 million, $27.8 million, and $26.6 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the years ended December 31, 2022, 2021, and 2020 exclude expenses related to intercompany construction contracts of $57.5 million, $27.6 million, and $26.3 million, respectively, as it is eliminated in consolidation.

The following table reconciles net operating income to net income for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net operating income	$154,196	$127,630	$117,066
Depreciation and amortization	(72,974)	(68,853)	(59,972)
Amortization of right-of-use assets - finance leases	(1,110)	(1,022)	(586)
General and administrative expenses	(15,691)	(14,610)	(12,905)
Acquisition, development and other pursuit costs	(37)	(112)	(584)
Impairment charges	(416)	(21,378)	(666)
Gain on real estate dispositions	53,466	19,040	6,388
Interest income	16,978	18,457	19,841
Interest expense	(39,680)	(33,905)	(31,035)
Loss on extinguishment of debt	(3,374)	(3,810)	—
Change in fair value of derivatives and other	8,698	2,182	(1,130)
Unrealized credit loss release (provision)	(626)	792	(256)
Other income (expense), net	378	302	515
Income tax benefit	145	742	283
Net income	$99,953	$25,455	$36,959

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

The components of lease cost for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease cost (a)	$1,969	$2,448	$2,626
Finance lease cost:
Amortization of right-of-use assets (a)	1,110	1,022	586
Interest on lease liabilities	2,573	2,251	915
________________________________________
(a) Includes amortization of above & below-market ground lease intangible assets.

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,797	$2,085	$2,113
Operating cash flows from finance leases	2,256	1,986	864

Additional information related to leases as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Weighted Average Remaining Lease Term (years)
Operating leases	35.8	36.7
Finance leases	42.7	43.7

Weighted Average Discount Rate
Operating leases	5.5%	5.5%
Finance leases	5.7%	5.7%

The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability, on the consolidated balance sheet by considering the present value discount.

Year Ending December 31,	Operating Leases	Finance Leases
	(in thousands)
2023	$1,845	$2,311
2024	1,881	2,326
2025	1,897	2,363
2026	1,882	2,368
2027	1,890	2,391
Thereafter	66,495	124,293
Total undiscounted cash flows	75,890	136,052
Present value discount	(44,213)	(89,575)
Discounted cash flows	$31,677	$46,477

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

Rental revenue for the years ended December 31, 2022, 2021, and 2020 comprised the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Base rent and tenant charges	$212,046	$186,137	$159,747
Accrued straight-line rental adjustment	6,178	4,938	5,927
Lease incentive amortization	(684)	(660)	(693)
Below/(above) market lease amortization	1,754	1,725	1,507
Total rental revenue	$219,294	$192,140	$166,488

The Company's commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

Year Ending December 31,	Operating Leases
2023	$124,838
2024	120,659
2025	110,981
2026	102,996
2027	91,857
Thereafter	541,166
Total	$1,092,497

5.    Real Estate Investments and Equity Method Investments

The Company’s real estate investments comprised the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Income producing property	Held for development	Construction in progress	Total
Land	$285,030	$6,294	$5,000	$296,324
Land improvements	71,308	—	—	71,308
Buildings and improvements	1,527,876	—	—	1,527,876
Development and construction costs	—	—	48,067	48,067
Real estate investments	$1,884,214	$6,294	$53,067	$1,943,575

	December 31, 2021
	Income producing property	Held for development	Construction in progress	Total
Land	$256,728	$6,294	$12,513	$275,535
Land improvements	65,565	—	—	65,565
Buildings and improvements	1,336,316	—	—	1,336,316
Development and construction costs	—	—	60,022	60,022
Real estate investments	$1,658,609	$6,294	$72,535	$1,737,438

2022 Operating Property Acquisitions

Constellation Energy Building

On January 14, 2022, the Company acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the Constellation Energy Building (previously referred to as the "Exelon Building") for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Constellation Energy Building is a mixed-use structure located in Baltimore's Harbor Point and is comprised of an office building, the Constellation Office, that serves as the headquarters for Constellation Energy Corp., which was spun-off from

Exelon, a Fortune 100 energy company, in February 2022, as well as a multifamily component, 1305 Dock Street. The Constellation Office includes a parking garage and retail space. The Constellation Energy Building was subject to a $156.1 million loan, which the Company immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of the Bloomberg Short-Term Bank Yield Index ("BSBY") plus a spread of 1.50% and will mature on November 1, 2026. This loan is hedged by an interest rate derivative of 1.00% and 3.00% as well as an interest rate cap of 4.00%. See Note 9 for further details.

Pembroke Square

On November 4, 2022, the Company acquired a 124,000 square foot grocery-anchored shopping center in Virginia Beach, Virginia for a purchase price of $26.5 million plus capitalized acquisition costs of $0.2 million.

The following table summarizes the purchase price allocation (including acquisition costs) based on the relative fair value of the assets acquired for the three operating properties purchased during the year ended December 31, 2022 (in thousands):

	Constellation Energy Building(1)	Pembroke Square
Land	$23,317	$14,513
Site improvements	141	465
Building	194,916	8,825
In-place leases	53,705	4,445
Above-market leases	306	—
Below-market leases	—	(1,557)
Net assets acquired	$272,385	$26,691
________________________________________
(1) The Constellation Energy Building is comprised of two properties which include the Constellation Office and 1305 Dock Street.

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

On October 30, 2020, the Company acquired 79.0% of the partnership that owns The Residences at Annapolis Junction. As part of this purchase, the Company extinguished its note receivable for this project and made a cash payment of $0.2 million. The Company assumed an $83.4 million senior loan as part of this acquisition, which was immediately refinanced with a new $84.4 million loan. This refinanced loan bore interest at a rate of the Secured Overnight Financing Rate ("SOFR") plus a margin of 2.66% and was scheduled to mature on November 1, 2030. As part of this financing transaction, the partnership also purchased an interest rate cap for $0.1 million with a SOFR strike rate of 1.84%, which was scheduled to expire on November 1, 2023. Due to a preferred return that we received on this investment, no value was assigned to our partner's investment in this property at the time of the acquisition.

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

Other 2022 Real Estate Transactions

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

In addition to the losses recognized on the sales of the Hoffler Place and Summit Place student-housing properties during the year ended December 31, 2022 described above, the Company recognized impairment of real estate of $18.3 million to record these properties at their fair values during the three months ended December 31, 2021.

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

On September 23, 2022, the Company completed the sale of the retail portion of the Gainesville Apartments for a sale price of $1.5 million. There was no gain or loss on the disposition. In conjunction with the sale, the Company paid down the Gainesville Apartments loan by $0.8 million.

In October 2022, the Company acquired the remaining 5% ownership interest in the Gainesville Partnership (as defined below), which developed Gainesville Apartments. During 2022, the Company made earn-out payments totaling $4.2 million to its development partner in addition to development cost savings of $0.8 million paid to the partner.

On December 31, 2022, the Company acquired the remaining 30% of the partnership that owns the Market at Mill Creek shopping center in Mount Pleasant, South Carolina for total consideration of $1.5 million.

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

On May 29, 2020, the Company sold a portfolio of seven retail properties for $90.0 million. The portfolio consisted of Alexander Pointe, Bermuda Crossroads, Gainsborough Square, Harper Hill Commons, Indian Lakes Crossing, Renaissance Square, and Stone House Square. The gain on sale was $2.8 million. In connection with the sale of this portfolio, the Company repaid $61.9 million on its revolving credit facility, resulting in net proceeds of $25.9 million.

On August 31, 2020, the Company entered into an operating agreement with a partner to develop a mixed-use project in Gainesville, Georgia. The Company initially had a 95% ownership interest in Gainesville Development, LLC (the "Gainesville Partnership"). The Gainesville Partnership acquired undeveloped land on August 31, 2020 for a purchase price of $5.0 million and immediately began development of the site. The Company was responsible for funding the equity requirements of this development. Management has concluded that this entity is a VIE as it lacks sufficient equity to fund its operations without additional financial support. By August 31, 2023, the Company was required to acquire its partner's 5% ownership interest for up to $4.2 million, subject to the initial operating performance of the property. As the Company was required to obtain this ownership interest, the Company consolidates the project in its consolidated financial statements. The Company has recorded a note payable liability of $3.8 million in its consolidated financial statements for the years ended December 31, 2021 and 2020, which was the fair value of the anticipated payments to be made to its partner. As disclosed above, the Company acquired its partner's 5% ownership interest in October 2022.

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

Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the year ended December 31, 2022, the Company invested $27.9 million in Harbor Point Parcel 3. The Company has an current estimated total equity commitment of $44.6 million relating to this project. In October 2022, Harbor Point Parcel 3 modified its construction loan, which was increased from $161.7 million to $180.4 million as a result of an increase in the scope of the project. In accordance with a preexisting promissory note secured by the development partner's ownership interest in Harbor Point Parcel 4, the Company advanced $3.8 million to the Harbor Point Parcel 3 development partner to satisfy its additional equity contribution required under the Harbor Point Parcel 3 operating agreement. As of December 31, 2022 and December 31, 2021, the carrying value of the Company's investment in Harbor Point Parcel 3 was $39.8 million and $12.7 million, respectively. As of December 31, 2022, the carrying value of this investment excludes $0.9 million of intra-entity profits. For the years ended December 31, 2022 and 2021, Harbor Point Parcel 3 had no operating activity, and therefore the Company received no allocated income.

Based on the terms of the operating agreement, the Company has concluded that Harbor Point Parcel 3 is a VIE and that the Company holds a variable interest. The Company has significant influence over the project due to its 50% ownership interest; however, the Company does not have the power to direct the activities of the project that most significantly impact its performance. This includes activity as the managing member of the entity, which is a power that is retained by the Company's joint venture partner. Accordingly, the Company is not the project's primary beneficiary and, therefore, does not consolidate Harbor Point Parcel 3 in its consolidated financial statements. The Company's investment in the project is recorded as an equity method investment in the consolidated balance sheets.

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and will serve as the project's general contractor. During the year ended December 31, 2022, the Company invested $32.4 million in Harbor Point Parcel 4. The Company has a current estimated total equity commitment of $102.6 million relating to this project. As of December 31, 2022, the carrying value of the Company's investment in Harbor Point Parcel 4 was $32.2 million. As of December 31, 2022, the carrying value of this investment excludes $0.2 million of intra-entity profits. For the year ended December 31, 2022, Harbor Point Parcel 4 had no operating activity, and therefore the Company received no allocated income.

Based on the terms of the operating agreement, the Company has concluded that Harbor Point Parcel 4 is a VIE and that the Company holds a variable interest. The Company has significant influence over the project due to its 78% ownership interest; however, the Company does not have the power to direct the activities of the project that most significantly impact its performance. This includes activity as the managing member of the entity, which is a power that is retained by the Company's partner. Accordingly, the Company is not the project's primary beneficiary and, therefore, does not consolidate Harbor Point Parcel 4 in its consolidated financial statements. The Company's investment in the project is recorded as an equity method investment in the consolidated balance sheets.

6.    Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following loans receivable outstanding as of December 31, 2022 and 2021 ($ in thousands):

	Outstanding loan amount (a)		Maximum loan commitment		Interest rate	Interest compounding
Development Project	December 31, 2022	December 31, 2021
City Park 2	$19,062	$—	$20,594		13.0%	Annually
Solis Gainesville II	6,638	—	19,595		14.0%	Annually
Interlock Commercial	86,584	95,379	107,000	(b)	15.0%	None
Nexton Multifamily	—	23,567	22,315		11.0%	Annually
Total mezzanine	112,284	118,946	$169,504
Constellation Energy Building note receivable	12,834	—
Other notes receivable	11,512	7,234
Notes receivable guarantee premium	701	1,243
Allowance for credit losses(c)	(1,292)	(994)
Total notes receivable	$136,039	$126,429
_______________________________________
(a) Outstanding loan amounts include any accrued and unpaid interest, as applicable.
(b) This amount includes interest reserves.
(c) The amounts as of December 31, 2022 and 2021 exclude $0.3 million and less than $0.1 million, respectively, of CECL allowance that relates to the unfunded commitments, which were recorded as a liability under Other liabilities in the consolidated balance sheets.

Interest on the mezzanine loans and preferred equity is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the years ended December 31, 2022, 2021, and 2020 as follows (in thousands):

	Years Ended December 31,
Development Project	2022		2021		2020
The Residences at Annapolis Junction	$—		$—		$2,468	(a)(b)
City Park 2	1,038		—		—
Delray Beach Plaza	—		—		489	(a)
Solis Gainesville II	205		—		—
Nexton Square	—		—		1,177
Interlock Commercial(c)	9,870	(c)	12,769	(c)	12,267	(c)
Nexton Multifamily	5,348	(e)	1,252		—
Solis Apartments at Interlock	—		4,005	(d)	3,382
Total mezzanine	16,461		18,026		19,783
Other interest income	517		431		58
Total interest income	$16,978		$18,457		$19,841
________________________________________
(a) Loan was placed on nonaccrual status effective April 1, 2020.
(b) Includes amortization of the $5.0 million loan modification fee paid by the borrower in November 2018. Additionally, the amount includes $1.5 million of interest income recognition relating to an exit fee that was due upon repayment of the loan.
(c) The amounts of 2022, 2021 and 2020 include $1.1 million, $2.0 million and $2.3 million, respectively, of interest income recognition relating to an exit fee that is due upon repayment of the loan.
(d) Includes prepayment premium of $2.4 million received from the early payoff of the loan.
(e) Includes prepayment premium of $2.7 million received from the early payoff of the loan.

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

During February 2022, the Company received $13.5 million as a partial repayment of the Interlock Commercial mezzanine loan, which consisted of $11.1 million of principal and $2.4 million of interest. During March 2022, the company received $0.7 million as an additional repayment, which consisted of $0.2 million of principal and $0.5 million of interest. During September 2022, the Company received $2.7 million as an additional repayment, which consisted of $1.0 million of principal and $1.7 million of interest. During December 2022, the Company received $0.4 million as an additional repayment, which fully consisted of interest.

Management has concluded that this entity is a VIE. Because Interlock is the developer and managing member of The Interlock, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Therefore, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Nexton Multifamily

On April 1, 2021, the Company entered into a $22.3 million preferred equity investment for the development of a multifamily property located in Summerville, South Carolina, adjacent to the Company's Nexton Square property. The investment had economic terms consistent with a note receivable, including a mandatory redemption or maturity on October 1, 2026, and it is accounted for as a note receivable. The Company's investment bore interest at a rate of 11%, compounded annually.

Management had concluded that this entity was a VIE. Because the other investor in the project, TP Nexton LLC, was the developer of Nexton Multifamily, the Company did not have the power to direct the activities of the project that most significantly impacted its performance. Accordingly, the Company was not the project's primary beneficiary and did not consolidate the project in its consolidated financial statements.

On December 30, 2022 the Company’s preferred equity investment was redeemed in full for total consideration of $28.9 million, including $6.6 million of minimum return consisting of $3.9 million of interest and a $2.7 million prepayment premium.

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

Solis Gainesville II

On October 3, 2022, the Company entered into a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia (Solis Gainesville II). The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on October 3, 2026, and it is accounted for as a note receivable. The Company's investment bears interest at a rate of 14%, compounded annually, with minimum interest of $5.9 million over the life of the investment.

Management has concluded that this entity is a VIE. Because the other investor in the project, TP Gainesville II LLC, is the developer and managing member of Solis Gainesville II, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Guarantee liabilities

As of December 31, 2022, the Company had outstanding payment guarantees for the senior loans on Interlock Commercial and Harbor Point Parcel 4 as described above. As of December 31, 2022 and 2021, the Company has recorded a guarantee liability of $0.9 million and $1.2 million, respectively, representing the unamortized fair value. These guarantees are classified as other liabilities on the Company's consolidated balance sheets, with a corresponding adjustment to the notes receivable balance on the consolidated balance sheets. See Note 18 for additional information on the Company's outstanding guarantees.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities and preferred equity investments. As of December 31, 2022, the Company had three mezzanine loans, including the City Park 2 and Solis Gainesville II preferred equity investments that are accounted for as notes receivable, each of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

The Company updated the risk ratings for each of its notes receivable as of December 31, 2022 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of December 31, 2022 was "Pass" rated. The Company’s analysis resulted in an allowance for loan losses of approximately $1.6 million as of the year ended December 31, 2022. An allowance related to unfunded commitments of approximately $0.3 million as of December 31, 2022 was recorded as Other liabilities on the consolidated balance sheet.

At December 31, 2022, the Company reported $136.0 million of notes receivable, net of allowances of $1.3 million. At December 31, 2021, the Company reported $126.4 million of notes receivable, net of allowances of $1.0 million.

Changes in the allowance for funded and unfunded commitments for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year ended December 31, 2022			Year ended December 31, 2021
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$994	$10	$1,004	$2,584	$—	$2,584
Unrealized credit loss provision (release)	298	328	626	(802)	10	(792)
Extinguishment due to acquisition	—	—	—	(788)	—	(788)
Ending balance	$1,292	$338	$1,630	$994	$10	$1,004

During the year ended December 31, 2020, the Company placed the loans for Delray Beach Plaza and The Residences at Annapolis Junction on non-accrual status with total amortized cost basis of $13.6 million. As a result, there was $5.1 million of interest income not recognized during the twelve months ended December 31, 2020. As of December 31, 2021, there were no loans on non-accrual status. During the year ended December 31, 2022, the Company had the Constellation Energy Building note, which bears interest at 3% per annum, on non-accrual status. The principal balance of the note receivable is adequately secured by the seller's partnership interest. As of December 31, 2022, there were no other loans on non-accrual status.

7.    Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of December 31, 2022 during the year ending December 31, 2023.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31, 2022		Year ended December 31, 2021
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$243	$4,881	$138	$6,088
Revenue recognized that was included in the balance at the beginning of the period	—	(4,881)	—	(6,088)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	18,238	—	6,237
Transferred to receivables	(965)	—	(714)	—
Construction contract costs and estimated earnings not billed during the period	342	—	243	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	722	(723)	576	(1,356)
Ending balance	$342	$17,515	$243	$4,881

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.3 million and $2.2 million were deferred as of December 31, 2022 and 2021, respectively. Amortization of pre-contract costs for the years ended December 31, 2022 and 2021 was $1.1 million and $0.3 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of

December 31, 2022 and 2021, construction receivables included retentions of $8.3 million and $3.1 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2022 during the year ending December 31, 2023. As of December 31, 2022 and 2021, construction payables included retentions of $24.7 million and $4.2 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2022 during the year ending December 31, 2023.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Costs incurred on uncompleted construction contracts	$571,465	$379,993
Estimated earnings	22,162	15,115
Billings	(610,800)	(399,746)
Net position	$(17,173)	$(4,638)

Construction contract costs and estimated earnings in excess of billings	$342	$243
Billings in excess of construction contract costs and estimated earnings	(17,515)	(4,881)
Net position	$(17,173)	$(4,638)

The Company's balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) for each of the three years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Beginning backlog	$215,519	$71,258	$242,622
New contracts/change orders	685,753	236,077	45,882
Work performed	(235,707)	(91,816)	(217,246)
Ending backlog	$665,565	$215,519	$71,258

The Company expects to complete a majority of the uncompleted contracts as of December 31, 2022 during the next 12 to 18 months.

8.    Indebtedness

The Company’s indebtedness comprised the following as of December 31, 2022 and 2021 (dollars in thousands):

	Principal Balance		Interest Rate (a)				Maturity Date
	December 31,		December 31,
	2022	2021	2022
Secured Debt
Delray Beach Plaza(b)	$—	$14,039		N/A			N/A
Red Mill West(c)	—	10,386		N/A			N/A
Hoffler Place(d)(e)	—	18,400		N/A			N/A
Summit Place(d)(e)	—	23,100		N/A			N/A
North Pointe Center Note 2(f)	—	1,942		N/A			N/A
The Residences at Annapolis Junction(g)	—	84,375		N/A			N/A
Marketplace at Hilltop(h)	—	9,706		N/A			N/A
1405 Point(i)	—	52,286		N/A			N/A
Brooks Crossing Office(i)	—	14,882		N/A			N/A
One City Center(i)	—	24,084		N/A			N/A
Wills Wharf(j)	—	64,288		N/A			N/A
249 Central Park Retail(j)(k)	—	16,352		N/A			N/A
Fountain Plaza Retail(j)(k)	—	9,841		N/A			N/A
South Retail(j)(k)	—	7,179		N/A			N/A
Chronicle Mill	27,630	—		LIBOR+	3.00%		May 5, 2024
Red Mill Central	2,013	2,188			4.80%		June 17, 2024
Premier Apartments(l)	16,269	16,508		LIBOR+	1.55%		October 31, 2024
Premier Retail(l)	8,013	8,131		LIBOR+	1.55%		October 31, 2024
Red Mill South	5,191	5,518			3.57%		May 1, 2025
Market at Mill Creek	12,494	13,142		LIBOR+	1.55%		July 12, 2025
Gainesville Apartments	30,000	18,114		SOFR+	1.50%		December 20, 2025
Encore Apartments(m)	23,980	24,523			2.93%		February 10, 2026
4525 Main Street(m)	30,785	31,476			2.93%		February 10, 2026
Southern Post(n)	—	—		SOFR+	2.25%		August 25, 2026
Thames Street Wharf	69,327	70,761		BSBY+	1.30%	(o)	September 30, 2026
Constellation Energy Building	175,000	—		BSBY+	1.50%		November 1, 2026
Southgate Square	26,195	27,060		LIBOR+	1.90%		December 21, 2026
Nexton Square	22,195	20,107		SOFR+	1.95%		June 30, 2027
Liberty Apartments	20,926	13,572		SOFR+	1.50%		September 27, 2027
Greenbrier Square	19,940	20,000			3.74%		October 10, 2027
Lexington Square	13,892	14,172			4.50%		September 1, 2028
Red Mill North	4,079	4,189			4.73%		December 31, 2028
Greenside Apartments	31,862	32,598			3.17%		December 15, 2029
Smith's Landing	15,535	16,452			4.05%		June 1, 2035
Edison Apartments	15,563	15,926			5.30%		December 1, 2044
The Cosmopolitan	41,243	42,090			3.35%		July 1, 2051
Total secured debt	$612,132	$747,387
Unsecured Debt
Senior unsecured revolving credit facility	$61,000	$5,000	SOFR+	1.30%-1.85%			January 22, 2027
M&T unsecured term loan	100,000	—	SOFR+	1.25%-1.80%		(o)	March 8, 2027
Senior unsecured term loan	31,658	19,500	SOFR+	1.25%-1.80%			January 21, 2028
Senior unsecured term loan	268,342	185,500	SOFR+	1.25%-1.80%		(o)	January 21, 2028
Total unsecured debt	461,000	210,000
Total principal balances	1,073,132	957,387
Other note payable(p)	6,131	10,144	(q)
Unamortized GAAP adjustments	(11,002)	(8,621)
Loans reclassified to liabilities related to assets held for sale, net	—	(41,354)
Indebtedness, net	$1,068,261	$917,556
________________________________________
(a) London Inter-Bank Offered Rate ("LIBOR"), SOFR, and BSBY rates are determined by individual lenders.

(b) On January 19, 2022 the Delray Beach Plaza note was paid off.
(c) On March 3, 2022 the Red Mill West note was paid off.
(d) Cross collateralized.
(e) The loans secured by Hoffler Place and Summit Place were paid off on April 1, 2022 and April 25, 2022, respectively, in conjunction with the sales of the properties. Both properties were held for sale as of December 31, 2021.
(f) On June 29, 2022 the note associated with North Pointe Phase II was paid off in conjunction with the sale of the property.
(g) On July 22, 2022 the note associated with The Residences at Annapolis Junction was paid off in conjunction with the sale of the property.
(h) On August 15, 2022 the Marketplace at Hilltop note was paid off.
(i) On August 25, 2022 the notes secured by the 1405 Point, Brooks Crossing Office, and One City Center properties were paid off.
(j) On December 6, 2022 these notes were paid off with the proceeds of the M&T unsecured term loan.
(k) Cross collateralized.
(l) Cross collateralized.
(m) Cross collateralized.
(n) No funding on the construction loan as of December 31, 2022.
(o) Includes debt subject to interest rate swap agreements.
(p) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 40-year remaining lease term.
(q) Includes an earn-out liability for the Gainesville Apartments development project as of December 31, 2021, which was paid in October 2022.

The Company’s indebtedness was comprised of the following fixed and variable-rate debt as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Fixed-rate debt	$641,752	$534,371
Variable-rate debt	431,380	423,016
Total principal balance	$1,073,132	$957,387

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2022, the Company was in compliance with all loan covenants.

Scheduled principal repayments and maturities during each of the next five years and thereafter are as follows (in thousands):

Year (1)	Scheduled Principal Payments	Maturities	Total Payments
2023	$9,770	$—	$9,770
2024	10,376	53,022	63,398
2025	10,736	45,259	55,995
2026	8,150	309,376	317,526
2027	4,796	217,779	222,575
Thereafter	61,763	342,105	403,868
Total (1)	$105,591	$967,541	$1,073,132
________________________________________
(1)Debt principal payments and maturities exclude increased ground lease payments at 1405 Point which are classified as a note payable in the Company's consolidated balance sheets.

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

The amended credit facility includes an accordion feature that allows the total commitments to be increased to $1.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The revolving credit facility has a scheduled maturity date of January 22, 2027, with two six-month extension options, subject to the Company's satisfaction of certain conditions, including payment of a 0.075% extension fee at each extension. The term loan facility has a scheduled maturity date of January 21, 2028.

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings. The Company may, at any time, voluntarily prepay any loan under the amended credit facility in whole or in part without premium or penalty.

The Operating Partnership is the borrower under the amended credit facility, and its obligations under the amended credit facility are guaranteed by the Company and certain of its subsidiaries that are not otherwise prohibited from providing such guaranty. The Credit Agreement contains customary representations and warranties and financial and other affirmative and negative covenants. The Company's ability to borrow under the amended credit facility is subject to ongoing compliance with a number of financial covenants, affirmative covenants, and other restrictions. The Credit Agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the amended credit facility to be immediately due and payable.

On January 7, 2021, the Operating Partnership entered into a $15.0 million standby letter of credit using the available capacity under the prior credit facility to guarantee the funding of its investment in the Harbor Point Parcel 3 joint venture, which is the developer of T. Rowe Price's new global headquarters. This letter of credit was available for draw down on the prior revolving credit facility in the event the Company did not meet its equity requirement. The letter of credit expired on January 4, 2022 and was not required to be renewed.

The Company is currently in compliance with all covenants under the Credit Agreement.

M&T Term Loan Facility

On December 6, 2022, the Company, as parent guarantor, and the Operating Partnership, as borrower, entered into a term loan agreement (the "M&T term loan agreement") with Manufacturers and Traders Trust Company, as lender and administrative agent, which provides a $100.0 million senior unsecured term loan facility (the "M&T term loan facility"), with the option to increase the total capacity to $200.0 million, subject to the Company's satisfaction of certain conditions. The proceeds from the M&T term loan facility were used to repay the loans secured by the Wills Wharf, 249 Central Park Retail, Fountain Plaza Retail, and South Retail properties. The M&T term loan facility has a scheduled maturity date of March 8, 2027, with a one-year extension option, subject to the Company's satisfaction of certain conditions, including payment of a 0.075% extension fee.

The M&T term loan facility bears interest at a rate elected by the Operating Partnership based on term SOFR, Daily Simple SOFR, or the Base Rate (as defined below), and in each case plus a margin. The margin under each interest rate election depends on the Company's total leverage. The "Base Rate" is equal to the highest of: (a) the rate of interest in effect for such day as publicly announced from time to time by M&T Bank as its “prime rate” for such day, (b) the Federal Funds Rate for such day, plus 0.50%, (c) one month term SOFR for such day plus 100 basis points and (d) 1.00%. For the year ended December 31, 2022, the Operating Partnership has elected for the loan to bear interest at term SOFR plus margin. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody's Investor Service, Inc., the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings. The Company may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

The Operating Partnership is the borrower under the M&T term loan facility, and its obligations under the M&T term loan facility are guaranteed by the Company and certain of its subsidiaries that are not otherwise prohibited from providing such guaranty. The M&T term loan agreement contains customary representations and warranties and financial and other affirmative and negative covenants. The Company's ability to borrow under the M&T term loan facility is subject to ongoing compliance with a number of financial covenants, affirmative covenants, and other restrictions. The term loan agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the M&T term loan facility to be immediately due and payable.

The Company is currently in compliance with all covenants under the M&T term loan agreement.

Other 2022 Financing Activity

On January 5, 2022, the Company contributed $2.6 million to the Harbor Point Parcel 3 joint venture in order to meet the lender's equity funding requirement since the $15.0 million standby letter of credit discussed above expired on January 4, 2022.

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

On April 1, 2022, the Company paid off the $18.4 million loan secured by Hoffler Place in conjunction with the sale of the property.

On April 25, 2022, the Company paid off the $23.1 million loan secured by Summit Place in conjunction with the sale of the property.

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

On August 25, 2022, the Company entered into a $73.6 million construction loan agreement for the Southern Post development project. The loan bears interest at a rate of SOFR plus a spread of 2.25%. The loan matures on August 25, 2026 and has two 12-month extension options. There was no balance outstanding on the loan as of December 31, 2022.

On September 27, 2022, the Company refinanced the $13.4 million loan secured by Liberty Apartments. The new $21.0 million loan bears interest at a rate of SOFR plus a spread of 1.50% and will mature on September 27, 2027.

On December 6, 2022, the Company paid off the $64.3 million, $16.1 million, $9.7 million, and $7.1 million balances of the loans secured by the Wills Wharf, 249 Central Park Retail, Fountain Plaza Retail, and South Retail properties, respectively.

On December 20, 2022, the Company refinanced the $29.6 million loan secured by Gainesville Apartments. The new $30.0 million loan bears interest at a rate of SOFR plus a spread of 1.50%. The loan matures on December 20, 2025 and has two 12-month extension options, subject to certain conditions.

During the year ended December 31, 2022, the Company borrowed $39.8 million under its existing construction loans to fund new development and construction.

2021 Financing Activity

On January 15, 2021, the Company refinanced the loan secured by 4525 Main Street and Encore Apartments. The Company increased the balance by $1.5 million, bringing the total balance of the loan to $57.0 million. The new loan bears interest at a rate of 2.93% and will mature on February 10, 2026.

On January 28, 2021, the Company refinanced the Nexton Square loan and paid the balance down by $2.0 million, bringing the balance to $20.1 million. The loan bore interest at a rate of LIBOR plus a spread of 2.25% (LIBOR has a 0.25% floor) and was scheduled to mature on February 1, 2023. This loan was subsequently refinanced prior to its original maturity date. See “Other 2022 Financing Activity” above.

On March 8, 2021, the Company obtained a loan secured by Delray Beach Plaza in the amount of $14.5 million. The loan bore interest at a rate of LIBOR plus a spread of 3.00% and was scheduled to mature on March 8, 2026. This loan was subsequently paid off prior to its original maturity date. See “Other 2022 Financing Activity” above.

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

9.    Derivative Financial Instruments

As of December 31, 2022, the Company had the following interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate		Premium Paid
2/2/2021	2/1/2023	$100,000		0.50% (LIBOR)		$45
3/4/2021	4/1/2023	14,479		2.50% (LIBOR)		4
11/1/2020	11/1/2023	84,375	(a)	1.84% (SOFR)		91
7/1/2022	1/1/2024	50,000	(a)	1.00%-3.00% (SOFR)	(b)	143	(c)
7/5/2022	1/1/2024	35,100	(a)	1.00%-3.00% (SOFR)	(b)	120	(c)
1/11/2022	2/1/2024	175,000		4.00% (BSBY)		154
4/7/2022	2/1/2024	175,000	(a)	1.00%-3.00% (BSBY)	(b)	3,595
7/6/2022	3/1/2024	200,000	(a)	1.00%-3.00% (SOFR)	(b)	352	(c)
9/1/2022	9/1/2024	73,562	(a)(d)	1.00%-3.00% (SOFR)	(b)	1,370
		$907,516				$5,874
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
(c) This amount represents the sum of the premiums paid on the original instruments. The caps were blended and extended during the year ended December 31, 2022.
(d) The notional amount represents the maximum notional amount that will eventually be in effect. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan.

As of December 31, 2022, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR	2.78%	4.08%	5/1/2018	5/1/2023
Senior unsecured term loan	32,842	(a)	1-month LIBOR	2.25%	3.55%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	(a)	1-month LIBOR	3.02%	4.32%	10/12/2018	10/12/2023
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.80%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.50%	1.80%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR	0.55%	1.85%	4/1/2020	4/1/2024
Thames Street Wharf	69,328	(a)	1-month BSBY	1.05%	2.35%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000		1-month SOFR	3.50%	4.80%	12/6/2022	12/6/2027
Senior unsecured term loan	100,000		1-month SOFR	3.43%	4.73%	12/13/2022	1/21/2028
Total	$437,670
________________________________________

(a) Designated as a cash flow hedge.

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive gain (loss) to interest expense in the consolidated statements of comprehensive income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates reclassifying approximately $11.7 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive gain into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives comprised the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$250,000	$2,201	$—	$50,000	$—	$(1,454)
Interest rate caps	289,479	2,102	—	399,579	1,019	—
Total derivatives not designated as accounting hedges	539,479	4,303	—	449,579	1,019	(1,454)
Derivatives designated as accounting hedges
Interest rate swaps	187,670	11,247	—	239,633	1,317	(2,013)
Interest rate caps	561,200	13,565	—	384,375	590	—
Total derivatives	$1,288,349	$29,115	$—	$1,073,587	$2,926	$(3,467)

The changes in the fair value of the Company’s derivatives during the years ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Interest rate swaps	$16,210	$4,775	$(10,318)
Interest rate caps	12,841	1,222	(518)
Total change in fair value of interest rate derivatives	$29,051	$5,997	$(10,836)
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$8,886	$2,319	$(1,085)
Unrealized cash flow hedge gains (losses)	20,165	3,678	(9,751)
Total change in fair value of interest rate derivatives	$29,051	$5,997	$(10,836)

10.    Equity

Stockholders’ Equity

As of December 31, 2022 and 2021, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 67.7 million and 63.0 million shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively. The Company had 6.8 million shares of its Series A Preferred Stock (as defined below) issued and outstanding as of December 31, 2022 and 2021.

Common Stock

On February 26, 2018, the Company commenced an at-the-market continuous equity offering program (the "2018 ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock. Upon commencing the 2018 ATM Program, the Company simultaneously terminated the 2016 ATM Program. On August 6, 2019, the Company entered into amendments to the separate sales agreements related to the 2018 ATM Program, which, among other things, increased the aggregate offering price of shares of the Company’s common stock under the ATM Program from $125.0 million to $180.7 million. During the year ended December 31, 2020, the Company issued and sold 92,577 shares of common stock at a weighted average price of $18.23 per share under the 2018 ATM Program, receiving net proceeds after offering costs and commissions of $1.7 million.

On March 10, 2020, the Company commenced a new at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through the forward purchaser. Upon commencing the ATM Program, the Company simultaneously terminated the 2018 ATM Program. During the years ended December 31, 2022 and 2021, the Company issued and sold 475,074 and 3,801,731 shares of common stock at a weighted average price of $15.21 and $13.87 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $7.1 million and $51.7 million, respectively. During the years ended December 31, 2022 and 2021, the Company did not issue any shares of the Series A Preferred Stock under the ATM Program. During the year ended December 31, 2020, the Company issued and sold 713,418 shares of the Series A Preferred Stock at a weighted average price of $22.88 per share (inclusive of accrued dividends) under the ATM Program, receiving net proceeds, after offering costs and commissions, of $16.1 million.

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

Noncontrolling Interests

As of December 31, 2022 and 2021, the Company held a 76.7% and 75.3% common interest in the Operating Partnership, respectively. As of December 31, 2022, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 76.7% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Company represent units of limited partnership interest in the Operating Partnership not held by the Company. As of December 31, 2022, there were 20,611,190 Class A Units of limited partnership interest in the Operating partnership not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for investment entities of $24.1 million relates to the minority partners' interest in certain joint venture entities as of December 31, 2022. The noncontrolling interest for consolidated real estate entities was $0.6 million as of December 31, 2021.

On January 1, 2022, in connection with the tender by holders of Class A Units of 12,149 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

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

Dividends and Class A Unit Distributions

During the years ended December 31, 2022, 2021, and 2020, the Company declared dividends per common share and distributions per unit of $0.72, $0.64, and $0.44, respectively. During the years ended December 31, 2022, 2021, and

2020, these common stock dividends totaled $48.7 million, $39.3 million, and $25.3 million, respectively, and these Operating Partnership distributions totaled $14.8 million, $13.3 million, and $9.2 million, respectively.

The tax treatment of dividends paid to common stockholders during the years ended December 31, 2022, 2021, and 2020 was as follows (unaudited):

	Years ended December 31,
	2022	2021	2020
Capital gains	—%	8.98%	—%
Ordinary income	65.64%	66.71%	59.09%
Return of capital	34.36%	24.31%	40.91%
Total	100.00%	100.00%	100.00%

During the years ended December 31, 2022, 2021, and 2020 the Company declared dividends of $1.687500 per share to holders of Series A Preferred Stock. During the years ended December 31, 2022, 2021, and 2020, these preferred stock dividends totaled $11.5 million, $11.5 million, and $7.3 million, respectively.

The tax treatment of dividends paid to preferred stockholders during the years ended December 31, 2022, 2021, and 2020 was as follows (unaudited):

	Years ended December 31,
	2022	2021	2020
Capital gains	—%	11.96%	—%
Ordinary income	100.00%	88.04%	100.00%
Total	100.00%	100.00%	100.00%

11.    Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of December 31, 2022, the Company had 398,110 shares of common stock available for issuance under the Equity Plan.

During the years ended December 31, 2022, 2021, and 2020, the Company granted an aggregate of 288,677, 166,768 and 176,382 shares of restricted stock to employees and nonemployee directors, respectively. The grant date fair value of the restricted stock awards granted during the years ended December 31, 2022, 2021, and 2020 was $4.2 million, $2.1 million and $2.8 million, respectively. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Beginning with grants made in 2021, executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the years ended December 31, 2022, 2021, and 2020, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. There were no performance-based awards issued or vested in 2022. During the three months ended December 31, 2021, 5,760 shares were issued with a grant date fair value of $15.19 per share due to the partial vesting of performance units awarded to certain employees in 2017. Of those shares, 1,926 were surrendered by the employees for income tax withholdings. During the three months ended December 31, 2020, 10,842 shares were issued with a grant date fair value of $11.11 per share due to the partial vesting of performance units awarded to certain employees in 2016 and 2017. Of those shares, 3,165 were surrendered by the employees for income tax withholdings. During the three months ended March 31, 2020, 10,600 shares were issued with a grant date fair value of $18.08 per share due to the partial vesting of performance units awarded to certain employees in 2017. Of those shares, 3,677 were surrendered by the employees for income tax withholdings.

During the years ended December 31, 2022, 2021, and 2020, the Company recognized $3.8 million, $2.6 million and $2.9 million of stock-based compensation, respectively. As of December 31, 2022, the total unrecognized compensation cost related to unvested restricted shares was $1.1 million, substantially all of which the Company expects to recognize over the next 27 months.

Compensation cost relating to stock-based compensation for the years ended December 31, 2022, 2021, and 2020 was recorded as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
General and administrative expense	$1,905	$1,505	$1,615
General contracting and real estate services expenses	1,342	738	763
Capitalized in conjunction with development projects	530	329	483
Total stock-based compensation cost	$3,777	$2,572	$2,861

The following table summarizes the changes in the Company’s unvested restricted stock awards during the year ended December 31, 2022:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2022	151,812	$14.24
Granted	288,677	14.60
Vested	(190,525)	14.90
Forfeited	(30,658)	14.23
Unvested as of December 31, 2022	219,306	$14.15

Restricted stock awards granted and vested during the year ended December 31, 2022 include 52,088 shares tendered by employees to satisfy minimum statutory tax withholding obligations.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net (a)(b)	$1,079,233	$1,058,530	$966,253	$983,863
Notes receivable	136,039	136,039	126,429	126,429
Interest rate swap liabilities	—	—	3,467	3,467
Interest rate swap and cap assets	29,115	29,115	2,926	2,926
_______________________________________
(a) The values as of December 31, 2021 include loans reclassified to liabilities related to assets held for sale.
(b) Excludes $11.0 million and $7.3 million of deferred financing costs as of December 31, 2022 and 2021, respectively.

13.    Income Taxes

The income tax benefit (provision) for the years ended December 31, 2022, 2021, and 2020 comprised the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Federal income taxes:
Current	$—	$722	$290
Deferred	122	(100)	(18)
State income taxes:
Current	—	139	14
Deferred	23	(19)	(3)
Income tax benefit	$145	$742	$283

As of December 31, 2022 and 2021, the Company had $1.4 million and $1.3 million, respectively, of net deferred tax assets representing net operating losses of the TRS that are being carried forward and basis differences in the assets of the TRS. The deferred tax assets are presented within other assets in the consolidated balance sheets.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2022 and 2021. The Company is generally subject to examination by the applicable taxing authorities for the tax years 2019 through 2022. The Company does not currently have any ongoing tax examinations by taxing authorities.

14.    Other Assets

Other assets were comprised of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Leasing costs, net	$15,005	$13,043
Leasing incentives, net	2,697	3,330
Interest rate swaps and caps	29,115	2,926
Prepaid expenses and other	30,516	18,345
Pre-acquisition and pre-development costs	8,030	8,283
Other assets	$85,363	$45,927

15.    Other Liabilities

Other liabilities were comprised of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Dividends and distributions payable	$19,777	$17,245
Acquired lease intangibles, net	18,418	19,256
Prepaid rent and other	10,935	11,294
Security deposits	4,026	3,371
Interest rate swaps	—	3,467
Guarantee liability	899	1,243
Other liabilities	$54,055	$55,876

16.    Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2022 (in thousands):

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$180,598	$79,320	$101,278
Above-market lease assets	7,748	5,156	2,592
Above/Below-market ground lease assets	5,075	948	4,127
Below-market lease liabilities	32,355	13,937	18,418

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2021 (in thousands):

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$126,528	$67,486	$59,042
Above-market lease assets	7,442	4,446	2,996
Above/Below-market ground lease assets	5,075	810	4,265
Below-market lease liabilities	30,798	11,542	19,256

During the years ended December 31, 2022, 2021, and 2020, the Company recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Years Ended December 31,
	2022	2021	2020
Intangible lease assets
In-place lease assets	$15,767	$13,210	$6,935
Above-market lease assets	641	595	300
Above/Below-market ground lease assets	138	144	213
Intangible lease liabilities
Below-market lease liabilities	2,395	2,148	1,119

As of December 31, 2022, the weighted-average remaining lives of in-place lease assets, above-market lease assets, above/below-market ground lease assets, and below-market lease liabilities were 9.8 years, 5.0 years, 42.2 years and 11.3 years, respectively. As of December 31, 2022, the weighted-average remaining life of below-market lease renewal options was 9.6 years.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

	Rental Revenues	Depreciation and Amortization
Year ending December 31,
2023	$1,709	$13,495
2024	1,712	11,592
2025	1,639	10,582
2026	1,646	9,898
2027	1,426	9,263

17.    Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these consolidated financial statements. Revenue and Gross Profits from construction contracts with related party entities of the Company were not material for the year ended December 31, 2022. Revenue from construction contracts with related party entities of the Company were $23.6 million and $52.2 million for the years ended December 31, 2021, and 2020, respectively. Gross profits from such contracts were $1.7 million and $2.0 million for the years ended December 31, 2021, and 2020, respectively. As of December 31, 2022 there were no outstanding balance from related parties of the Company. As of December 31, 2021 there was $4.1 million outstanding from related parties of the Company included in net construction receivables. Real estate services fees from affiliated entities of the Company were not material for any of the years ended December 31, 2022, 2021, and 2020. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the years ended December 31, 2022, 2021, and 2020.

The general contracting services described above include contracts with an aggregate price of $81.6 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage located in Virginia Beach, Virginia. The developer is owned in part by executives and nonindependent directors of the Company, not including the Chief Executive Officer and Chief Financial Officer. These contracts were executed in October and December 2019 and as of December 31, 2022 were completed and resulted in aggregate gross profit of $3.9 million to the Company, representing a gross profit margin of 5.1%. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, of which $1.9 million remains outstanding as of December 31, 2022 and is projected to expire in May 2023.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures. See Note 5 for more information. During the year ended December 31, 2022, the Company recognized gross profit of $0.9 million relating to these construction contracts.

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

Guarantees

In connection with the Company's mezzanine lending activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the outstanding guarantees made by the Company as of December 31, 2022 (in thousands):

Development project	Payment guarantee amount	Guarantee liability
Interlock Commercial	$37,450	$701
Harbor Point Parcel 4 (a)	32,910	198
Total	$70,360	$899
_______________________________________
(a) As of December 31, 2022, no amounts have been funded on this senior loan.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens, and defect bonds. Such bonds collectively totaled $8.5 million and $2.1 million as of December 31, 2022 and 2021, respectively. In addition, during the year ended December 31, 2019, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project, which was still in effect at December 31, 2022.

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

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of December 31, 2022, the Company had three notes receivable with a total of $18.2 million of unfunded commitments. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of December 31, 2022, the Company has recorded a $0.3 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in Other liabilities in the consolidated balance sheet. See Note 6 for more information.

The Operating Partnership has entered into standby letters of credit related to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. As of both December 31, 2022 and 2021, the Operating Partnership had outstanding letters of credit totaling $9.5 million, as noted above.

Concentrations of Credit Risk

The majority of the Company’s properties are located in Hampton Roads, Virginia. For the years ended December 31, 2022, 2021, and 2020, rental revenues from Hampton Roads properties represented 38%, 40% and 44%, respectively, of the Company’s rental revenues. Many of the Company’s Hampton Roads properties are located in the Town Center of Virginia Beach. For the years ended December 31, 2022, 2021, and 2020, rental revenues from Town Center properties represented 25%, 26% and 27%, respectively, of the Company’s rental revenues.

The Company also has a concentration of properties at Harbor Point in Baltimore, Maryland. For the years ended December 31, 2022, 2021, and 2020, rental revenues from Harbor Point properties represented 26%, 14% and 14%, respectively, of the Company's rental revenues.

A group of three construction customers comprised 89%, 58%, and 65% of the Company’s general contracting and real estate services revenues for the years ended December 31, 2022, 2021, and 2020, respectively.
19.     Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Real Estate

On January 14, 2023, the Company acquired the additional 11% membership interest in the Constellation Energy Building in exchange for full satisfaction of the $12.8 million loan that was extended to the seller upon the acquisition of the property in January 2022.

Indebtedness

Borrowings under the revolving credit facility were $94.0 million on February 17, 2023.

Equity

On January 5, 2023, the Company paid cash dividends of $12.8 million to common stockholders and the Operating Partnership paid cash distributions of $3.9 million to holders of Class A Units. These dividends and distributions were declared and accrued as of December 31, 2022.

On January 13, 2023, the Company paid cash dividends of $2.9 million to the holders of the Series A Preferred Stock. These dividends were declared and accrued as of December 31, 2022.

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation
December 31, 2022

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount (1)	Acquisition
Office
4525 Main Street	$30,785		$982	$—	$46,959	$982	$46,959	$47,941	$13,831	$34,110	2014
Armada Hoffler Tower	—	(2)	1,976	—	70,034	1,976	70,034	72,010	43,265	28,745	2002
Brooks Crossing Office	—	(2)	295	—	19,509	295	19,509	19,804	2,456	17,348	2016/2019
Constellation Office	175,000		21,152	176,943	1,692	21,152	178,635	199,787	4,583	195,204	2016/2022
One City Center	—	(2)	2,911	28,202	6,302	2,911	34,504	37,415	3,978	33,437	2019
One Columbus	—	(2)	960	10,269	14,907	960	25,176	26,136	14,929	11,207	1984
Thames Street Wharf	69,327		15,861	64,689	577	15,861	65,266	81,127	5,957	75,170	2010/2019
Two Columbus	—	(2)	53	—	21,739	53	21,739	21,792	10,951	10,841	2009
Wills Wharf	—	(2)	—	—	112,182	—	112,182	112,182	7,810	104,372	2020
Total office	$275,112		$44,190	$280,103	$293,901	$44,190	$574,004	$618,194	$107,760	$510,434
Retail
249 Central Park Retail	$—	(2)	$713	$—	$17,092	$713	$17,092	$17,805	$10,043	$7,762	2004
Apex Entertainment	—	(2)	67	—	17,903	67	17,903	17,970	7,425	10,545	2002
Broad Creek Shopping Center	—	(2)	—	—	9,658	—	9,658	9,658	5,152	4,506	1997-2001
Broadmoor Plaza	—	(2)	2,410	9,010	1,535	2,410	10,545	12,955	3,313	9,642	1980/2016
Brooks Crossing Retail	—		117	—	2,421	117	2,421	2,538	455	2,083	2016
Columbus Village	—	(2)	7,631	10,135	8,533	7,631	18,668	26,299	5,115	21,184	1980/2015
Columbus Village II	—	(2)	14,536	10,922	100	14,536	11,022	25,558	2,648	22,910	1995/2016
Commerce Street Retail	—	(2)	118	—	3,323	118	3,323	3,441	2,086	1,355	2008
Delray Beach Plaza	—	(2)	—	27,151	351	—	27,502	27,502	1,764	25,738	2021
Dimmock Square	—	(2)	5,100	13,126	762	5,100	13,888	18,988	3,305	15,683	1998/2014
Fountain Plaza Retail	—	(2)	425	—	8,049	425	8,049	8,474	4,265	4,209	2004
Greenbrier Square	19,940		8,549	21,170	29	8,549	21,199	29,748	982	28,766	2017/2021
Greentree Shopping Center	—	(2)	1,103	—	4,174	1,103	4,174	5,277	1,477	3,800	2014
Hanbury Village	—	(2)	2,566	—	16,512	2,566	16,512	19,078	8,048	11,030	2006
Harrisonburg Regal	—		1,554	—	4,148	1,554	4,148	5,702	2,522	3,180	1999
Lexington Square	13,892		3,035	20,581	338	3,035	20,919	23,954	3,188	20,766	2017/2018
Market at Mill Creek	12,494		2,261	—	21,040	2,261	21,040	23,301	2,695	20,606	2018
Marketplace at Hilltop	—	(2)	2,023	19,886	433	2,023	20,319	22,342	2,132	20,210	2000/2019
Nexton Square	22,195		9,086	27,760	5,250	9,086	33,010	42,096	2,607	39,489	2020/2020
North Hampton Market	—	(2)	7,250	10,210	975	7,250	11,185	18,435	2,993	15,442	2004/2016
North Pointe Center	—	(3)	1,276	—	23,084	1,276	23,084	24,360	11,609	12,751	1998
Overlook Village	—	(2)	6,328	20,101	271	6,328	20,372	26,700	1,044	25,656	1990/2021
Parkway Centre	—	(2)	1,372	7,864	138	1,372	8,002	9,374	1,217	8,157	2017/2018
Parkway Marketplace	—	(2)	1,150	—	4,137	1,150	4,137	5,287	2,388	2,899	1998
Patterson Place	—	(2)	15,060	20,180	1,088	15,060	21,268	36,328	4,499	31,829	2004/2016

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount (1)	Acquisition
Pembroke Square	—	(2)	14,513	9,290	1	14,513	9,291	23,804	111	23,693	1966/2015/2022
Perry Hall Marketplace	—	(2)	3,240	8,316	593	3,240	8,909	12,149	2,616	9,533	2001/2015
Premier Retail	8,013		318	—	15,339	318	15,339	15,657	2,147	13,510	2018
Providence Plaza	—	(2)	9,950	12,369	2,057	9,950	14,426	24,376	3,623	20,753	2007/2015
Red Mill Commons	11,283	(3)	44,252	30,348	4,550	44,252	34,898	79,150	6,343	72,807	2000/2019
Sandbridge Commons	—	(2)	4,118	—	7,508	4,118	7,508	11,626	2,512	9,114	2015
South Retail	—	(2)	190	—	8,300	190	8,300	8,490	5,382	3,108	2002
South Square	—	(2)	14,130	12,670	1,129	14,130	13,799	27,929	3,296	24,633	1977/2016
Southgate Square	26,195		10,238	25,950	5,607	10,238	31,557	41,795	6,660	35,135	1991/2016
Southshore Shops	—	(2)	1,770	6,509	443	1,770	6,952	8,722	1,429	7,293	2006/2016
Studio 56 Retail	—	(2)	76	—	2,601	76	2,601	2,677	1,270	1,407	2007
Tyre Neck Harris Teeter	—	(2)	—	—	3,306	—	3,306	3,306	1,754	1,552	2011
Wendover Village	—	(2)	19,893	22,638	961	19,893	23,599	43,492	4,513	38,979	2004/2016-2019
Total retail	$114,012		$216,418	$346,186	$203,739	$216,418	$549,925	$766,343	$134,628	$631,715
Multifamily
1305 Dock Street	$—		$2,164	$18,113	$172	$2,164	$18,285	$20,449	$472	$19,977	2016/2022
1405 Point	—	(2)	—	95,466	3,812	—	99,278	99,278	11,762	87,516	2018/2019
Chronicle Mill	27,630		1,780	533	54,079	1,780	54,612	56,392	361	56,031	2021
Edison Apartments	15,563		3,428	18,582	1,490	3,428	20,072	23,500	1,912	21,588	1919/ 2014/2020
Encore Apartments	23,980		1,293	—	31,562	1,293	31,562	32,855	7,984	24,871	2014
Gainesville Apartments	30,000		4,834	—	45,314	4,834	45,314	50,148	1,039	49,109	2020
Greenside Apartments	31,862		5,711	—	45,622	5,711	45,622	51,333	6,411	44,922	2018
Liberty Apartments	20,926		3,580	23,494	2,516	3,580	26,010	29,590	7,627	21,963	2013/2014
Premier Apartments	16,269		647	—	29,348	647	29,348	29,995	3,876	26,119	2018
Smith’s Landing	15,535		—	35,105	4,477	—	39,582	39,582	11,605	27,977	2009/2013
Southern Post	—		5,000	—	37,496	5,000	37,496	42,496	—	42,496	2021	(4)
The Cosmopolitan	41,243		985	—	76,141	985	76,141	77,126	34,526	42,600	2006
Total multifamily	$223,008		$29,422	$191,293	$332,029	$29,422	$523,322	$552,744	$87,575	$465,169
Held for development	$—		$6,294	$—	$—	$6,294	$—	$6,294	$—	$6,294
Real estate investments	$612,132		$296,324	$817,582	$829,669	$296,324	$1,647,251	$1,943,575	$329,963	$1,613,612
________________________________________
(1)The net carrying amount of real estate for federal income tax purposes was $1,464.5 million as of December 31, 2022.
(2)Borrowing base collateral for the credit facility as of December 31, 2022.
(3)A portion of this property is borrowing base collateral for the credit facility as of December 31, 2022.
(4)Construction in progress as of December 31, 2022.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5—20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease (or estimated useful life, if shorter)

	Real Estate		Accumulated
	Investments		Depreciation
	December 31,
	2022	2021	2022	2021
Balance at beginning of the year	$1,737,438	$1,757,917	$285,814	$253,965
Construction costs and improvements	93,467	86,325	—	—
Acquisitions	242,423	83,723	—	—
Dispositions	(129,342)	(83,848)	(10,396)	(14,809)
Reclassifications	(411)	(106,679)	—	(5,010)
Depreciation	—	—	54,545	51,668
Balance at end of the year	$1,943,575	$1,737,438	$329,963	$285,814