Form 10-Q
period 2023-03-31
Armada Hoffler Properties, Inc.
filed 2023-05-10
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
☐ Yes     ☒  No
As of May 5, 2023, the registrant had 67,938,793 shares of common stock, $0.01 par value per share, outstanding. In addition, as of May 5, 2023, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 20,560,190 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,894,941	$1,884,214
Held for development	6,294	6,294
Construction in progress	61,513	53,067
	1,962,748	1,943,575
Accumulated depreciation	(344,081)	(329,963)
Net real estate investments	1,618,667	1,613,612
Cash and cash equivalents	33,817	48,139
Restricted cash	2,619	3,726
Accounts receivable, net	38,195	39,186
Notes receivable, net	133,082	136,039
Construction receivables, including retentions, net	66,435	70,822
Construction contract costs and estimated earnings in excess of billings	1,206	342
Equity method investments	93,080	71,983
Operating lease right-of-use assets	23,284	23,350
Finance lease right-of-use assets	45,600	45,878
Acquired lease intangible assets	100,006	103,870
Other assets	76,024	85,363
Total Assets	$2,232,015	$2,242,310
LIABILITIES AND EQUITY
Indebtedness, net	$1,113,255	$1,068,261
Accounts payable and accrued liabilities	19,051	26,839
Construction payables, including retentions	77,115	93,472
Billings in excess of construction contract costs and estimated earnings	16,736	17,515
Operating lease liabilities	31,645	31,677
Finance lease liabilities	46,536	46,477
Other liabilities	53,815	54,055
Total Liabilities	1,358,153	1,338,296
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of March 31, 2023 and December 31, 2022	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 67,939,340 and 67,729,854 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	679	677
Additional paid-in capital	588,712	587,884
Distributions in excess of earnings	(137,961)	(126,875)
Accumulated other comprehensive gain	12,140	14,679
Total stockholders’ equity	634,655	647,450
Noncontrolling interests in investment entities	10,832	24,055
Noncontrolling interests in Operating Partnership	228,375	232,509
Total Equity	873,862	904,014
Total Liabilities and Equity	$2,232,015	$2,242,310

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental revenues	$56,218	$54,635
General contracting and real estate services revenues	84,238	24,650
Interest income	3,719	3,568
Total revenues	144,175	82,853
Expenses
Rental expenses	12,960	12,669
Real estate taxes	5,412	5,404
General contracting and real estate services expenses	81,170	23,821
Depreciation and amortization	18,468	18,557
Amortization of right-of-use assets - finance leases	277	278
General and administrative expenses	5,448	4,708
Acquisition, development and other pursuit costs	—	11
Impairment charges	102	47
Total expenses	123,837	65,495
Operating income	20,338	17,358
Interest expense	(12,302)	(9,031)
Loss on extinguishment of debt	—	(158)
Change in fair value of derivatives and other	(2,447)	4,182
Unrealized credit loss provision	(77)	(605)
Other income (expense), net	93	229
Income before taxes	5,605	11,975
Income tax (provision) benefit	(188)	301
Net income	5,417	12,276
Net income attributable to noncontrolling interests:
Investment entities	(154)	(100)
Operating Partnership	(554)	(2,183)
Net income attributable to Armada Hoffler Properties, Inc.	4,709	9,993
Preferred stock dividends	(2,887)	(2,887)
Net income attributable to common stockholders	$1,822	$7,106
Net income attributable to common stockholders per share (basic and diluted)	$0.03	$0.11
Weighted-average common shares outstanding (basic and diluted)	67,787	67,128

Comprehensive income:
Net income	$5,417	$12,276
Unrealized cash flow hedge gains (losses)	(426)	7,722
Realized cash flow hedge (gains) losses reclassified to net income	(2,922)	787
Comprehensive income	2,069	20,785
Comprehensive income attributable to noncontrolling interests:
Investment entities	(118)	(100)
Operating Partnership	218	(4,183)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$2,169	$16,502

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive gain	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2022	$171,085	$677	$587,884	$(126,875)	$14,679	$647,450	$24,055	$232,509	$904,014
Net income	—	—	—	4,709	—	4,709	154	554	5,417
Unrealized cash flow hedge gains (losses)	—	—	—	—	(328)	(328)	2	(100)	(426)
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,211)	(2,211)	(39)	(672)	(2,922)
Net proceeds from issuance of common stock	—	—	(149)	—	—	(149)	—	—	(149)
Restricted stock awards, net	—	2	977	—	—	979	—	—	979
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(12,834)	—	(12,834)
Distribution to Joint Venture Partner	—	—	—	—	—	—	(506)	—	(506)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.19 per share and unit)	—	—	—	(12,908)	—	(12,908)	—	(3,916)	(16,824)
Balance, March 31, 2023	$171,085	$679	$588,712	$(137,961)	$12,140	$634,655	$10,832	$228,375	$873,862

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive gain	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2021	$171,085	$630	$525,030	$(141,360)	$(33)	$555,352	$629	$223,842	$779,823
Net income	—	—	—	9,993	—	9,993	100	2,183	12,276
Unrealized cash flow hedge gains	—	—	—	—	5,907	5,907	—	1,815	7,722
Realized cash flow hedge losses reclassified to net income	—	—	—	—	602	602	—	185	787
Net proceeds from issuance of common stock	—	45	65,149	—	—	65,194	—	—	65,194
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	23,065	—	23,065
Restricted stock awards, net	—	—	1,064	—	—	1,064	—	—	1,064
Acquisitions of noncontrolling interests	—	—	(3,901)	—	—	(3,901)	—	—	(3,901)
Redemption of operating partnership units	—	—	132	—	—	132	—	(132)	—
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.17 per share and unit)	—	—	—	(11,433)	—	(11,433)	—	(3,506)	(14,939)
Balance, March 31, 2022	$171,085	$675	$587,474	$(145,687)	$6,476	$620,023	$23,794	$224,387	$868,204
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flow
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$5,417	$12,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	14,114	13,638
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	4,354	4,919
Accrued straight-line rental revenue	(1,455)	(1,492)
Amortization of leasing incentives and above or below-market rents	(292)	(264)
Amortization of right-of-use assets - finance leases	277	278
Accrued straight-line ground rent expense	20	48
Unrealized credit loss provision	77	605
Adjustment for uncollectable lease accounts	252	241
Noncash stock compensation	1,846	1,609
Impairment charges	102	47
Noncash interest expense	2,261	909
Noncash loss on extinguishment of debt	—	158
Change in fair value of derivatives and other	3,807	(4,182)
Changes in operating assets and liabilities:
Property assets	4,167	69
Property liabilities	(3,817)	(4,781)
Construction assets	2,493	(9,779)
Construction liabilities	(16,859)	17,067
Interest receivable	(3,709)	(784)
Net cash provided by operating activities	13,055	30,582
INVESTING ACTIVITIES
Development of real estate investments	(15,264)	(28,675)
Tenant and building improvements	(7,314)	(727)
Acquisitions of real estate investments, net of cash received	—	(93,162)
Notes receivable issuances	(6,699)	(17,651)
Notes receivable paydowns	—	11,545
Leasing costs	(950)	(862)
Leasing incentives	(20)	—
Contributions to equity method investments	(21,097)	(8,092)
Net cash used for investing activities	(51,344)	(137,624)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance cost	(149)	65,194
Common shares tendered for tax withholding	(1,105)	(773)
Debt issuances, credit facility and construction loan borrowings	46,710	284,113
Debt and credit facility repayments, including principal amortization	(2,417)	(218,354)
Debt issuance costs	—	(3,100)
Acquisition of NCI in consolidated RE investments	—	(3,901)
Distributions to noncontrolling interests	(506)	—
Dividends and distributions	(19,673)	(17,094)
Net cash provided by financing activities	22,860	106,085
Net decrease in cash, cash equivalents, and restricted cash	(15,429)	(957)
Cash, cash equivalents, and restricted cash, beginning of period	51,865	40,443
Cash, cash equivalents, and restricted cash, end of period (1)	$36,436	$39,486
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$38	$732
Decrease in accrued capital improvements and development costs	(3,683)	(4,664)
Operating Partnership units redeemed for common shares	—	132
Debt assumed at fair value in conjunction with real estate purchases	—	156,071
Noncontrolling interest in acquired real estate entity	12,834	23,065

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$33,817	$32,910
Restricted cash (a)	2,619	6,576
Cash, cash equivalents, and restricted cash	$36,436	$39,486
(a) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1. Business of Organization

Armada Hoffler Properties, Inc. (the "Company") is a vertically-integrated, self-managed real estate investment trust ("REIT") with over four decades of experience developing, building, acquiring, and managing high-quality office, retail, and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. The Company also provides general construction and development services to third-party clients, in addition to developing and building properties to be placed in their stabilized portfolio.

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of March 31, 2023, owned 76.7% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries thereof.

As of March 31, 2023, the Company's property portfolio consisted of 57 stabilized operating properties, one operating property not yet stabilized, and one property under development.

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

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Reclassifications

Certain items have been reclassified from their prior year classifications to conform to the current year presentation. Effective for the three months ended March 31, 2023, the Company has changed the presentation of its Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2022, the Company reclassified interest income of $3.6 million from non-operating income to operating income. As a result, total revenues and operating income increased by $3.6 million compared to previous reporting. These reclassifications had no effect on net income or stockholder's equity as previously reported.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which became effective on March 12, 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance. In December 2022, FASB issued ASU 2022-06 Deferral of the Sunset Date of Topic 848 which became effective immediately upon issuance. ASU 2022-06 deferred the sunset date of Topic 848 to December 31, 2024. During the three months ended March 31, 2023, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuations of the existing contracts rather than as new contracts. The adoption of the new guidance did not have a material impact on the consolidated financial statements. Management will continue to evaluate the impacts of reference rate reform.

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a description of other accounting principles upon which basis the accompanying consolidated financial statements were prepared.

3. Segments

The Company operates its business in five reportable segments: (i) office real estate, (ii) retail real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Refer to Note 1 of the Company's Form 10-K for the composition of properties within each property segment. Since the Company's Annual Report on Form 10-K for the year ended December 31, 2022, the Company introduced real estate financing as a reportable segment. The real estate financing segment includes the Company's mezzanine loans and preferred equity investments on development projects. The change in segmental presentation is a result of the chief operating decision-maker now separately reviewing the results of the real estate financing investments, which are no longer considered to be ad hoc investments, but an evolving portfolio.

Net operating income ("NOI") is the primary measure used by the Company’s chief operating decision-maker to assess segment performance. NOI is calculated as segment revenues less segment expenses. Segment revenues include rental revenues for the property segments, general contracting and real estate services revenues for the general contracting and real estate services segment, and interest income for the real estate financing segment. Segment expenses include rental expenses and real estate taxes for the property segments, general contracting and real estate services expenses for the general contracting and real estate services segment, and interest expense for the real estate financing segment. Segment NOI for the general contracting and real estate services and real estate financing segments is also referred to as segment gross profit as illustrated in the table below. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of the Company’s real estate, construction, and real estate financing businesses.

The following table presents NOI for the Company's five reportable segments for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Office real estate
Rental revenues	$19,574	$17,023
Rental expenses	5,103	4,140
Real estate taxes	2,095	1,504
Segment net operating income	12,376	11,379
Retail real estate
Rental revenues	22,438	21,430
Rental expenses	3,564	3,501
Real estate taxes	2,207	2,238
Segment net operating income	16,667	15,691
Multifamily real estate
Rental revenues	14,206	16,182
Rental expenses	4,293	5,028
Real estate taxes	1,110	1,662
Segment net operating income	8,803	9,492
General contracting and real estate services
General contracting and real estate services revenues	84,238	24,650
General contracting and real estate services expenses	81,170	23,821
Segment gross profit	3,068	829
Real estate financing
Interest income	3,536	3,459
Interest expense(a)	1,097	825
Segment gross profit	2,439	2,634
Net operating income	$43,353	$40,025
________________________________________
(a) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, as defined in Note 8.

The following table reconciles NOI to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net operating income	$43,353	$40,025
Interest income(a)	183	109
Depreciation and amortization	(18,468)	(18,557)
Amortization of right-of-use assets - finance leases	(277)	(278)
General and administrative expenses	(5,448)	(4,708)
Acquisition, development and other pursuit costs	—	(11)
Impairment charges	(102)	(47)
Interest expense(b)	(11,205)	(8,206)
Loss on extinguishment of debt	—	(158)
Change in fair value of derivatives and other	(2,447)	4,182
Unrealized credit loss provision	(77)	(605)
Other income (expense), net	93	229
Income tax (provision) benefit	(188)	301
Net income	$5,417	$12,276
________________________________________

(a) Excludes real estate financing segment interest income of $3.5 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.
(b) Excludes real estate financing segment interest expense of $1.1 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended March 31, 2023 and 2022 exclude revenue related to intercompany construction contracts of $13.7 million and $8.6 million, respectively, as it is eliminated in consolidation. General contracting and real estate services expenses for the three months ended March 31, 2023 and 2022 exclude expenses related to intercompany construction contracts of $13.5 million and $8.5 million, respectively.

Depreciation and amortization expense for the three months ended March 31, 2023 was $6.9 million, $7.3 million, and $4.2 million for the office, retail, and multifamily real estate segments. Depreciation and amortization expense for the three months ended March 31, 2022 was $6.6 million, $7.1 million, and $4.7 million for the office, retail, and multifamily real estate segments.

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties, general contracting and real estate services, and real estate financing businesses. These costs include corporate office personnel compensation and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

Interest expense on secured property debt for the three months ended March 31, 2023 was $2.4 million, $2.1 million, and $2.6 million for the office, retail, and multifamily real estate segments, respectively. Interest expense on secured property debt for the three months ended March 31, 2022 was $2.0 million, $2.0 million, and $3.2 million for the office, retail, and multifamily real estate segments, respectively.

Assets included in each property segment are presented in Schedule III of the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which have not materially changed as of March 31, 2023. Assets attributable to the general contracting and real estate services segment are presented in Note 7 of these financial statements. Assets of the real estate financing segment are presented in Note 6 of these financial statements.

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

Rental revenue for the three months ended March 31, 2023 and 2022 comprised the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Base rent and tenant charges	$54,471	$52,879
Accrued straight-line rental adjustment	1,455	1,492
Lease incentive amortization	(165)	(173)
(Above) below market lease amortization	457	437
Total rental revenue	$56,218	$54,635

5. Real Estate Investment

Property Acquisitions

Constellation Energy Building

On January 14, 2023, the Company acquired an additional 11% membership interest in the Constellation Energy Building, increasing its ownership interest to 90%, in exchange for full satisfaction of the $12.8 million loan that was extended to the seller upon the acquisition of the property in January 2022.

Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the three months ended March 31, 2023, the Company invested $0.5 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $44.6 million relating to this project. As of March 31, 2023 and December 31, 2022, the carrying value of the Company's investment in Harbor Point Parcel 3 was $40.0 million and $39.8 million, respectively, which excludes $1.1 million and $0.9 million, respectively, of intra-entity profits eliminated in consolidation. For the three months ended March 31, 2023 and 2022, Harbor Point Parcel 3 had no operating activity; therefore, the Company received no allocated income.

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

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and will serve as the project's general contractor. During the three months ended March 31, 2023, the Company invested $21.0 million in Harbor Point Parcel 4. The Company has an estimated equity commitment of up to $101.5 million relating to this project. As of March 31, 2023 and December 31, 2022, the carrying value of the Company's investment in Harbor Point Parcel 4 was $53.1 million and $32.2 million, respectively, which excludes $0.3 million and $0.2 million, respectively, of intra-entity profits eliminated in consolidation. For the three months ended March 31, 2023, Harbor Point Parcel 4 had no operating activity; therefore, the Company received no allocated income.

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

6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of March 31, 2023 and December 31, 2022 ($ in thousands):

	Outstanding loan amount (a)						Interest compounding
Development Project	March 31, 2023	December 31, 2022	Maximum principal commitment		Interest rate
City Park 2	$22,096	$19,062	$20,594		13.0%		Annually
Solis Gainesville II	11,566	6,638	19,595		14.0%	(b)	Annually
Interlock Commercial	88,858	86,584	107,000	(c)	15.0%		None
Total mezzanine & preferred equity	122,520	112,284	$147,189
Constellation Energy Building note receivable	—	12,834
Other notes receivable	11,671	11,512
Notes receivable guarantee premium	386	701
Allowance for credit losses(d)	(1,495)	(1,292)
Total notes receivable	$133,082	$136,039
________________________________________
(a) Outstanding loan amounts include any accrued and unpaid interest, and accrued exit fees, as applicable.
(b) The interest rate varies over the life of the loan, and the Company also earns an unused commitment fee of 10%. Refer below under “Solis Gainesville II” for further details.
(c) This amount includes interest reserves.
(d) The amounts as of March 31, 2023 and December 31, 2022 exclude $0.2 million and $0.3 million of Current Expected Credit Losses ("CECL") allowance that relates to the unfunded commitments, which were recorded as a liability under Other liabilities in the consolidated balance sheets.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended March 31,
Development Project	2023		2022
City Park 2	$670	(a)	$19	(a)
Solis Gainesville II	593	(a)(b)	—
Interlock Commercial	2,273	(a)	2,826	(a)
Nexton Multifamily	—		614
Total mezzanine	3,536		3,459
Other interest income	183		109
Total interest income	$3,719		$3,568
________________________________________
(a) Includes recognition of interest income related to fee amortization.
(b) Includes recognition of unused commitment fees.

Solis Gainesville II

On March 29, 2023, the Solis Gainesville II preferred equity investment agreement was modified to adjust the interest rate. The interest rate of 14% remains effective through the first 24 months of the investment. Beginning on October 3, 2024, the investment will bear interest at a rate of 10% for twelve months. On October 3, 2025, the investment will again bear interest at a rate of 14% per annum through maturity. Additionally, the amendment introduced an unused commitment fee of 10% on the unfunded portion of the investment's maximum loan commitment, which is effective January 1, 2023. Both the interest and unused commitment fee compound annually.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its mezzanine lending activities and preferred equity investments. As of March 31, 2023, the Company had three mezzanine loans (including the City Park 2 and Solis Gainesville II preferred equity investments that are accounted for as notes receivable), each of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s mezzanine loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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
•Substandard: loans in this category may not be fully collected by the Company unless remediation actions are taken. Remediation actions may include obtaining additional collateral or assisting the borrower with asset management activities to prepare the project for sale. The Company will also consider placing the loan on non-accrual status if it does not believe that additional interest accruals will ultimately be collected.

The Company updated the risk ratings for each of its notes receivable as of March 31, 2023 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of March 31, 2023 was "Pass" rated. The Company's analysis resulted in an allowance for loan losses of approximately $1.7 million as of March 31, 2023. An allowance related to unfunded commitments of approximately $0.2 million as of March 31, 2023 was recorded as Other liabilities on the consolidated balance sheet.

At March 31, 2023, the Company reported $133.1 million of notes receivable, net of allowances of $1.5 million. At December 31, 2022, the Company reported $136.0 million of notes receivable, net of allowances of $1.3 million. Changes in the allowance for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,292	$338	$1,630	$994	$10	$1,004
Unrealized credit loss provision (release)	203	(140)	63	184	421	605
Ending balance	$1,495	$198	$1,693	$1,178	$431	$1,609

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of December 31, 2022, the Company had the Constellation Energy Building note, which bore interest at 3% per annum, on non-accrual status. The principal balance of the note receivable was adequately secured by the seller's partnership interest. On January 14, 2023, the Company acquired an additional 11% membership interest in the Constellation Energy Building, increasing its ownership interest to 90%, in exchange for full satisfaction of the note. As of March 31, 2023, there were no loans on non-accrual status.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of March 31, 2023 during the next 12 to 24 months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$342	$17,515	$243	$4,881
Revenue recognized that was included in the balance at the beginning of the period	—	(17,515)	—	(4,881)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	17,150	—	15,055
Transferred to receivables	(347)	—	(266)	—
Construction contract costs and estimated earnings not billed during the period	1,206	—	121	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	5	(414)	23	(1)
Ending balance	$1,206	$16,736	$121	$15,054

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.4 million and $1.3 million were deferred as of March 31, 2023 and December 31, 2022, respectively. Amortization of pre-contract costs for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.1 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of March 31, 2023 and December 31, 2022, construction receivables included retentions of $17.5 million and $8.3 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of March 31, 2023 during the next 12 to 24 months. As of March 31, 2023 and December 31, 2022, construction payables included retentions of $28.5 million and $24.7 million, respectively. The Company expects to pay substantially all construction payables outstanding as of March 31, 2023 during the next 12 to 24 months.

The Company’s net position on uncompleted construction contracts comprised the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Costs incurred on uncompleted construction contracts	$400,028	$571,465
Estimated earnings	14,280	22,162
Billings	(429,838)	(610,800)
Net position	$(15,530)	$(17,173)

Construction contract costs and estimated earnings in excess of billings	$1,206	$342
Billings in excess of construction contract costs and estimated earnings	(16,736)	(17,515)
Net position	$(15,530)	$(17,173)
The above table reflects the net effect of projects closed as of March 31, 2023 and December 31, 2022, respectively.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning backlog	$665,564	$215,518
New contracts/change orders	70,792	228,603
Work performed	(84,516)	(24,682)
Ending backlog	$651,840	$419,439

The Company expects to complete a majority of the uncompleted contracts in place as of March 31, 2023 during the next 12 to 24 months.

8. Indebtedness

Credit Facility

On August 23, 2022, the Company and the Operating Partnership entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a $550.0 million credit facility comprised of a $250.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $300.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks.

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

The revolving credit facility bears interest at Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody's Investors Service, Inc., the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings.

As of March 31, 2023 and December 31, 2022, the outstanding balance on the revolving credit facility was $105.0 million and $61.0 million, respectively. The outstanding balance on the term loan facility was $300.0 million as of both March 31, 2023 and December 31, 2022. As of March 31, 2023, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate caps and swaps, were 6.20% and 6.10%, respectively. After giving effect to interest rate caps and swaps, the effective interest rates on the revolving credit facility and the term loan facility were 4.35% and 3.68%, respectively, as of March 31, 2023. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

The M&T term loan facility bears interest at a rate elected by the Operating Partnership based on term SOFR, Daily Simple SOFR, or the Base Rate (as defined below), and in each case plus a margin and a credit spread adjustment of 0.10%. The margin under each interest rate election depends on the Company's total leverage. The "Base Rate" is equal to the highest of: (a) the rate of interest in effect for such day as publicly announced from time to time by M&T Bank as its “prime rate” for such day, (b) the Federal Funds Rate for such day, plus 0.50%, (c) one month term SOFR for such day plus 100 basis points and (d) 1.00%. The Operating Partnership has elected for the loan to bear interest at term SOFR plus margin. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody's Investor Service, Inc., the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings.

As of March 31, 2023 and December 31, 2022, the outstanding balance on the M&T term loan facility was $100.0 million. As of March 31, 2023, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 6.10%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.80% as of March 31, 2023. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

Other 2023 Financing Activity

During the three months ended March 31, 2023, the Company borrowed $2.7 million under its existing construction loans to fund new development and construction.

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

As of March 31, 2023, the Company had the following London Inter-Bank Offered Rate ("LIBOR"), SOFR, and Bloomberg Short-Term Bank Yield Index ("BSBY") interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate		Premium Paid
3/4/2021	4/1/2023	$14,479		2.50% (LIBOR)		$4
11/1/2020	11/1/2023	84,375	(a)	1.84% (SOFR)		91
7/1/2022	1/1/2024	50,000	(a)	1.00%-3.00% (SOFR)	(b)	143	(c)
7/5/2022	1/1/2024	35,100	(a)	1.00%-3.00% (SOFR)	(b)	120	(c)
1/11/2022	2/1/2024	175,000		4.00% (BSBY)	(e)	154
4/7/2022	2/1/2024	175,000	(a)	1.00%-3.00% (BSBY)	(b) (e)	3,595
7/6/2022	3/1/2024	200,000	(a)	1.00%-3.00% (SOFR)	(b)	352	(c)
9/1/2022	9/1/2024	32,822	(a)(d)	1.00%-3.00% (SOFR)	(b)	1,370
Total		$766,776				$5,829
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
(c) This amount represents the sum of the premiums paid on the original instruments. The caps were blended and extended for a net zero premium during the year ended December 31, 2022.
(d) Represents the notional amount as of March 31, 2023. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan. The maximum notional amount that will eventually be in effect is $73.6 million.
(e) Effective April 4, 2023, these interest rate caps were terminated and replaced with a floating-to-fixed interest rate swap, effective April 3, 2023, with a notional amount of $175.0 million and SOFR rate of 1.84%. The interest rate swap will expire on February 1, 2024. The Company did not pay a premium for this transaction.

As of March 31, 2023, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000		1-month LIBOR		2.78%	4.08%	5/1/2018	5/1/2023
Senior unsecured term loan	32,706	(a)	1-month SOFR	(b)	2.17%	3.47%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	(a)	1-month LIBOR		3.02%	4.32%	10/12/2018	10/12/2023
Senior unsecured term loan	25,000	(a)	1-month LIBOR		0.50%	1.80%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month LIBOR		0.50%	1.80%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	Daily SOFR	(c)	0.44%	1.74%	4/1/2020	4/1/2024
Thames Street Wharf	68,969	(a)	1-month BSBY	(d)	1.05%	2.35%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000		1-month SOFR		3.50%	4.80%	12/6/2022	12/6/2027
Senior unsecured term loan	100,000		1-month SOFR		3.43%	4.73%	12/13/2022	1/21/2028
Total	$437,175
________________________________________
(a) Designated as a cash flow hedge.

(b) Effective February 1, 2023, this swap was amended to reference the 1-month SOFR index. Prior to the amendment, the swap referenced the 1-month LIBOR index.
(c) Effective February 1, 2023, this swap was amended to reference the Daily SOFR index. Prior to the amendment, the swap referenced the 1-month LIBOR index.
(d) Effective April 3, 2023, this swap was amended to reference the Daily SOFR index with a fixed rate of 0.93%.

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive gain (loss) to interest expense in the condensed consolidated statements of comprehensive income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates recognizing approximately $10.4 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive gain into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$250,000	$91	$(990)	$250,000	$2,201	$—
Interest rate caps	189,479	1,398	—	289,479	2,102	—
Total derivatives not designated as accounting hedges	439,479	1,489	(990)	539,479	4,303	—
Derivatives designated as accounting hedges
Interest rate swaps	187,175	9,267	—	187,670	11,247	—
Interest rate caps	577,297	10,582	—	561,200	13,565	—
Total derivatives	$1,203,951	$21,338	$(990)	$1,288,349	$29,115	$—

The changes in the fair value of the Company’s derivatives during the three months ended March 31, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest rate swaps	$(3,502)	$6,757
Interest rate caps	(728)	5,182
Total change in fair value of interest rate derivatives	$(4,230)	$11,939
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$(3,804)	$4,217
Unrealized cash flow hedge gains (losses)	(426)	7,722
Total change in fair value of interest rate derivatives	$(4,230)	$11,939

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

During the three months ended March 31, 2023, the Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of May 5, 2023.

Noncontrolling Interests

As of both March 31, 2023 and December 31, 2022, the Company held a 76.7% economic interest in the Operating Partnership, respectively. As of March 31, 2023, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 76.7% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of March 31, 2023, there were 20,611,190 Class A units of limited partnership interest in the Operating Partnership ("Class A Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for consolidated real estate entities was $10.8 million and $24.1 million as of March 31, 2023 and December 31, 2022, respectively, which represents the minority partners' interest in certain joint venture entities.

Dividends and Distributions

During the three months ended March 31, 2023, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	11/04/2022	12/28/2023	01/05/2023	$0.19	$16,785
Common Stock/Class A Units	02/28/2023	03/29/2023	04/06/2023	0.19	16,825
Series A Preferred Stock	11/04/2022	01/03/2023	01/13/2023	0.421875	2,887
Series A Preferred Stock	02/28/2023	04/03/2023	04/14/2023	0.421875	2,887

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan (the "Equity Plan") permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, and other equity-based awards up to an aggregate of 1,700,000 shares of common stock. As of March 31, 2023, there were no shares available for issuance under the Equity Plan.

As a result of the Company inadvertently issuing more shares of common stock than were available for issuance under the Equity Plan, on May 9, 2023, the Company's Chief Executive Officer and the Company's Chief Financial Officer forfeited 75,321 and 8,975 restricted shares of common stock, respectively.

During the three months ended March 31, 2023, the Company granted an aggregate of 298,163 shares of restricted stock to employees and non-employee directors with a weighted average grant date fair value of $12.88 per share. Of those shares, 87,513 were surrendered by the employees for income tax withholdings. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Beginning with grants made in 2021, executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive dividends from their grant date.

During the three months ended March 31, 2023 and 2022, the Company recognized $2.1 million and $1.8 million, respectively, of stock-based compensation cost. As of March 31, 2023, there were 297,462 non-vested restricted shares outstanding; the total unrecognized compensation expense related to non-vested restricted shares was $2.9 million, which the Company expects to recognize over the next 51 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(a)	$1,123,528	$1,103,392	$1,079,233	$1,058,530
Notes receivable, net	133,082	133,082	136,039	136,039
Interest rate swap liabilities	990	990	—	—
Interest rate swap and cap assets	21,338	21,338	29,115	29,115
________________________________________
(a) Excludes $10.3 million and $11.0 million of deferred financing costs as of March 31, 2023 and December 31, 2022, respectively.

13. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue and gross profit from construction contracts with these entities for the three months ended March 31, 2023 and 2022 were not material. There were no outstanding construction receivables due from related parties as of March 31, 2023 and December 31, 2022.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures. See Note 5 for more information. During the three months ended March 31, 2023, the Company recognized gross profit of $0.3 million, relating to these construction contracts.

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

Guarantees

In connection with certain of the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the outstanding guarantees made by the Company as of March 31, 2023 (in thousands):

Development project	Payment guarantee amount	Guarantee liability
Interlock Commercial (a)	$37,450	$386
Harbor Point Parcel 4 (b)	32,910	177
Total	$70,360	$563
_______________________________________
(a) This guarantee is subject to cancellation pending completion of the acquisition of The Interlock. Refer to Note 15 for further information.
(b) As of March 31, 2023, no amounts have been funded on this senior loan.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $8.5 million as of both March 31, 2023 and December 31, 2022, respectively. In addition, as of March 31, 2023, the Company has an outstanding letter of credit for $1.9 million to secure certain performances of the Company's subsidiary construction company under a related party project.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of March 31, 2023, the Company had three notes receivable with a total of $11.5 million of unfunded commitments. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of March 31, 2023, the Company has recorded a $0.2 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in Other liabilities in the consolidated balance sheet. See Note 6 for more information.

15. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Notes Receivable

On May 4, 2023, the Company entered into a contribution agreement with an unrelated third party to acquire a mixed-use property known as The Interlock for a purchase price of approximately $215 million. The Company expects to finance the transaction using $100 million of new fixed-rate financing (primarily through a $75 million unsecured term loan), the conversion of its existing mezzanine loan into equity, and the issuance of Class A units to the sponsor developer.

Indebtedness

Effective April 3, 2023, the Company transitioned the $69.0 million loan secured by Thames Street Wharf to SOFR. The modified loan bears interest at a rate of SOFR plus a spread of 1.30% and a credit spread adjustment of 0.10%.

Effective April 3, 2023, the Company transitioned the $175.0 million loan secured by the Constellation Energy Building to SOFR. The modified loan bears interest at a rate of SOFR plus a spread of 1.50% and a credit spread adjustment of 0.11%.

Derivative Financial Instruments

Effective April 3, 2023, the Company terminated the 1.05% BSBY interest rate swap with a notional amount of $69.0 million and entered into an interest rate swap agreement with a notional amount of $69.0 million and a SOFR rate of 0.93%. The interest rate swap will expire on September 30, 2026. The Company did not pay a premium for this transaction.

Effective April 4, 2023, the Company terminated the 4.00% BSBY interest rate cap with a notional amount of $175.0 million and the BSBY corridor of 1.00%-3.00% with a notional amount of $175.0 million and, effective April 3, 2023, entered into an interest rate swap agreement with a notional amount of $175.0 million and a SOFR rate of 1.84%. The interest rate swap will expire on February 1, 2024. The Company did not pay a premium for this transaction.

On May 4, 2023, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million and a SOFR rate of 3.20%. The interest rate swap will expire on May 19, 2026, unless canceled at the option of the counterparty, which cancellation can occur no earlier than May 1, 2025. The Company did not pay a premium for this transaction.

Equity

On April 3, 2023, in connection with the tender by a holder of Class A Units of 51,000 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.6 million.

On May 8, 2023, the Company announced that its board of directors declared a cash dividend of $0.195 per common share for the second quarter of 2023. The second quarter dividend will be payable in cash on July 6, 2023 to stockholders of record on June 28, 2023.

On May 8, 2023, the Company announced that its board of directors declared a cash dividend of $0.421875 per share of Series A Preferred Stock for the second quarter of 2023. The dividend will be payable in cash on July 14, 2023 to stockholders of record on July 3, 2023.

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

Business Description

We are a vertically-integrated, self-managed REIT with over four decades of experience developing, building, acquiring, and managing high-quality office, retail, and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. We also provide general construction and development services to third-party clients, in addition to developing and building properties to be placed in our stabilized portfolio. As of March 31, 2023, our operating property portfolio consisted of the following properties:

Property	Segment	Location	Ownership Interest
4525 Main Street	Office	Virginia Beach, Virginia*	100%
Armada Hoffler Tower	Office	Virginia Beach, Virginia*	100%
Brooks Crossing Office	Office	Newport News, Virginia	100%
Constellation Office	Office	Baltimore, Maryland**	90%
One City Center	Office	Durham, North Carolina	100%
One Columbus	Office	Virginia Beach, Virginia*	100%
Thames Street Wharf	Office	Baltimore, Maryland**	100%
Two Columbus	Office	Virginia Beach, Virginia*	100%
Wills Wharf	Office	Baltimore, Maryland**	100%
249 Central Park Retail	Retail	Virginia Beach, Virginia*	100%
Apex Entertainment	Retail	Virginia Beach, Virginia*	100%
Broad Creek Shopping Center	Retail	Norfolk, Virginia	100%
Broadmoor Plaza	Retail	South Bend, Indiana	100%
Brooks Crossing Retail	Retail	Newport News, Virginia	65%	(1)
Columbus Village	Retail	Virginia Beach, Virginia*	100%
Columbus Village II	Retail	Virginia Beach, Virginia*	100%
Commerce Street Retail	Retail	Virginia Beach, Virginia*	100%
Delray Beach Plaza	Retail	Delray Beach, Florida	100%
Dimmock Square	Retail	Colonial Heights, Virginia	100%
Fountain Plaza Retail	Retail	Virginia Beach, Virginia*	100%

Property	Segment	Location	Ownership Interest
Greenbrier Square	Retail	Chesapeake, Virginia	100%
Greentree Shopping Center	Retail	Chesapeake, Virginia	100%
Hanbury Village	Retail	Chesapeake, Virginia	100%
Harrisonburg Regal	Retail	Harrisonburg, Virginia	100%
Lexington Square	Retail	Lexington, South Carolina	100%
Market at Mill Creek	Retail	Mount Pleasant, South Carolina	100%
Marketplace at Hilltop	Retail	Virginia Beach, Virginia	100%
Nexton Square	Retail	Summerville, South Carolina	100%
North Hampton Market	Retail	Taylors, South Carolina	100%
North Pointe Center	Retail	Durham, North Carolina	100%
Overlook Village	Retail	Asheville, North Carolina	100%
Parkway Centre	Retail	Moultrie, Georgia	100%
Parkway Marketplace	Retail	Virginia Beach, Virginia	100%
Patterson Place	Retail	Durham, North Carolina	100%
Pembroke Square	Retail	Virginia Beach, Virginia*	100%
Perry Hall Marketplace	Retail	Perry Hall, Maryland	100%
Premier Retail	Retail	Virginia Beach, Virginia*	100%
Providence Plaza	Retail	Charlotte, North Carolina	100%
Red Mill Commons	Retail	Virginia Beach, Virginia	100%
Sandbridge Commons	Retail	Virginia Beach, Virginia	100%
South Retail	Retail	Virginia Beach, Virginia*	100%
South Square	Retail	Durham, North Carolina	100%
Southgate Square	Retail	Colonial Heights, Virginia	100%
Southshore Shops	Retail	Chesterfield, Virginia	100%
Studio 56 Retail	Retail	Virginia Beach, Virginia*	100%
Tyre Neck Harris Teeter	Retail	Portsmouth, Virginia	100%
Wendover Village	Retail	Greensboro, North Carolina	100%
1305 Dock Street	Multifamily	Baltimore, Maryland**	90%
1405 Point	Multifamily	Baltimore, Maryland**	100%
Edison Apartments	Multifamily	Richmond, Virginia	100%
Encore Apartments	Multifamily	Virginia Beach, Virginia*	100%
Gainesville Apartments	Multifamily	Gainesville, Georgia	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments	Multifamily	Virginia Beach, Virginia*	100%
Smith's Landing	Multifamily	Blacksburg, Virginia	100%
The Cosmopolitan	Multifamily	Virginia Beach, Virginia*	100%
________________________________________
*Located in the Town Center of Virginia Beach
**Located at Harbor Point in Baltimore
(1) We are entitled to a preferred return on our investment in this property.

As of March 31, 2023, the following properties that we consolidate for financial reporting purposes were under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Chronicle Mill	Multifamily	Belmont, North Carolina	85%	(1)
Southern Post	Mixed-use	Roswell, Georgia	100%
________________________________________
(1) We are entitled to a preferred return on our investment in this property.

Acquisitions

On January 14, 2023, we acquired an additional 11% membership interest in the Constellation Energy Building, increasing our ownership interest to 90%, in exchange for full satisfaction of the $12.8 million loan that was extended to the seller upon the acquisition of the property in January 2022.

Preferred Equity Investments

On March 29, 2023, the Solis Gainesville II preferred equity investment was modified to adjust the interest rate. The interest rate of 14% remains effective through the first 24 months of the investment. Beginning on October 3, 2024, the investment will bear interest at a rate of 10% for 12 months. On October 3, 2025, the investment will again bear interest at a rate of 14% through maturity. Additionally, the amendment introduced an unused commitment fee of 10% on the unfunded portion of the investment's maximum loan commitment, which is effective January 1, 2023. Both the interest and unused commitment fee compound annually. The preferred equity investment remains subject to minimum interest guarantee of $5.9 million over the life of the investment.

First Quarter 2023 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2023 and other recent developments:

•Net income attributable to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $2.4 million, or $0.03 per diluted share, compared to $9.3 million, or $0.11 per diluted share, for the three months ended March 31, 2022.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $20.6 million, or $0.23 per diluted share, compared to $27.6 million, or $0.31 per diluted share, for the three months ended March 31, 2022. See "Non-GAAP Financial Measures."

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $26.5 million, or $0.30 per diluted share, compared to $24.5 million, or $0.28 per diluted share, for the three months ended March 31, 2022.

•Maintained 97% portfolio occupancy as of March 31, 2023. Office occupancy remained at 97%, retail occupancy remained at 98%, and multifamily occupancy remained at 96%.

•Positive renewal spreads during the first quarter in both the office and retail segments:
◦Lease rates on first quarter office lease renewals increased 10.9% on a GAAP basis.
◦Lease rates on first quarter retail lease renewals increased 10.1% on a GAAP basis.

•Same Store net operating income ("NOI") increased 4.3% on a GAAP basis, compared to the quarter ended March 31, 2022:
◦Office Same Store NOI increased 2.1% on a GAAP basis.
◦Retail Same Store NOI increased 4.9% on a GAAP basis.
◦Multifamily Same Store NOI increased 5.1% on a GAAP basis.

•Announced the $215 million acquisition of The Interlock in West Midtown Atlanta, which we anticipate completing in the second quarter, subject to customary closing conditions. We anticipate financing the transaction with $100 million of new fixed-rate financing in addition to the conversion of our existing mezzanine loan into equity and the issuance of OP Units to the sponsor developer.

•Announced that the Board of Directors declared a cash dividend of $0.195 per common share, representing a 3% increase over the prior quarter's dividend.

Segment Results of Operations

As of March 31, 2023, we operated our business in five segments: (i) office real estate, (ii) retail real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Our general contracting and real estate services segment is conducted through our taxable REIT subsidiary ("TRS"). Net operating income ("NOI") is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues for our property segments, general contracting and real estate services revenues for our general contracting and real estate services segment, and interest income for our real estate financing segment. Segment expenses include rental expenses and real estate taxes for our property segments, general contracting and real estate services expenses for our general contracting and real estate services segment, and interest expense for our real estate financing segment. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Rental revenues	$19,574	$17,023	$2,551
Property expenses	7,198	5,644	1,554
Segment NOI	$12,376	$11,379	$997

Office segment NOI for the three months ended March 31, 2023 increased 8.8% compared to the three months ended March 31, 2022, primarily due to higher occupancy at Wills Wharf and the acquisition of the Constellation Office in January 2022.

Office Same Store Results

Office same store results for the three months ended March 31, 2023 and 2022 exclude Wills Wharf and the Constellation Office.

Office same store rental revenues, property expenses, and NOI for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Rental revenues	$10,750	$10,175	$575
Property expenses	3,997	3,562	435
Same Store NOI	$6,753	$6,613	$140
Non-Same Store NOI	5,623	4,766	857
Segment NOI	$12,376	$11,379	$997

Office same store NOI for the three months ended March 31, 2023 increased 2.1% compared to the three months ended March 31, 2022, primarily due to higher occupancy throughout the portfolio.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Rental revenues	$22,438	$21,430	$1,008
Property expenses	5,771	5,739	32
Segment NOI	$16,667	$15,691	$976

Retail segment NOI for the three months ended March 31, 2023 increased 6.2% compared to the three months ended March 31, 2022, primarily due to the acquisition of Pembroke Square in November 2022 and higher occupancy throughout the portfolio.

Retail Same Store Results

Retail same store results for the three months ended March 31, 2023 and 2022 exclude Pembroke Square.

Retail same store rental revenues, property expenses, and NOI for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Rental revenues	$21,760	$21,131	$629
Property expenses	5,297	5,441	(144)
Same Store NOI	$16,463	$15,690	$773
Non-Same Store NOI	204	1	203
Segment NOI	$16,667	$15,691	$976

Retail same store NOI for the three months ended March 31, 2023 increased 4.9% compared to the three months ended March 31, 2022, primarily due to higher occupancy throughout the portfolio.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Rental revenues	$14,206	$16,182	$(1,976)
Property expenses	5,403	6,690	(1,287)
Segment NOI	$8,803	$9,492	$(689)

Multifamily segment NOI for the three months ended March 31, 2023 decreased 7.3% compared to the three months ended March 31, 2022, primarily due to the dispositions of The Residences of Annapolis Junction in July 2022, Hoffler Place in April 2022, and Summit Place in April 2022. The decrease was partially offset by the commencement of operations and higher occupancy at Gainesville Apartments and Chronicle Mill.

Multifamily Same Store Results

Multifamily same store results for the three months ended March 31, 2023 and 2022 exclude 1305 Dock Street, Chronicle Mill, and Gainesville Apartments as well as The Residences of Annapolis Junction, Hoffler Place, and Summit Place, which were disposed in 2022.

Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Rental revenues	$11,281	$10,721	$560
Property expenses	4,244	4,023	221
Same Store NOI	$7,037	$6,698	$339
Non-Same Store NOI	1,766	2,794	(1,028)
Segment NOI	$8,803	$9,492	$(689)

Multifamily same store NOI for the three months ended March 31, 2023 increased 5.1% compared to the three months ended March 31, 2022, primarily due to increased rental rates across multiple properties.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
General contracting and real estate services revenues	$84,238	$24,650	$59,588
General contracting and real estate services expenses	81,170	23,821	57,349
Segment gross profit	$3,068	$829	$2,239
Operating margin	3.6%	3.4%	0.2%

General contracting and real estate services segment gross profit for the three months ended March 31, 2023 increased $2.2 million compared to the three months ended March 31, 2022, primarily due to the increase in backlog and the revenue and expenses associated with these contracts.

The changes in third party construction backlog for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning backlog	$665,564	$215,518
New contracts/change orders	70,792	228,603
Work performed	(84,516)	(24,682)
Ending backlog	$651,840	$419,439

As of March 31, 2023, we had $320.6 million in the backlog relating to the Harbor Point Parcel 3 and Harbor Point Parcel 4 developments in Baltimore.

Real Estate Financing Segment Data

During the first quarter of 2023, we updated our reportable segments to include real estate financing. This segment includes our mezzanine loans and preferred equity investments on development projects. The addition of the real estate financing segment is consistent with how we view our operating performance and how the chief operational decision maker allocates our resources. The change in segmental presentation is a result of our continued investment in development projects through financing, which we no longer consider to be ad hoc investments, but an evolving portfolio. We also believe this change in segmental presentation further assists stockholders in assessing pertinent information about our operating performance.

Real estate financing interest income, interest expense, and gross profit for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Interest income	$3,536	$3,459	$77
Interest expense	1,097	825	272
Segment gross profit	$2,439	$2,634	$(195)

Real estate financing gross profit for the three months ended March 31, 2023 decreased 7.4% compared to the three months ended March 31, 2022 due to higher interest expense as a result of higher average principal outstanding on mezzanine loans and preferred equity investments, as well as rising interest rates, largely offset by hedging interest rate derivatives.

Consolidated Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2023 and 2022 (unaudited, in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenues
Rental revenues	$56,218	$54,635	$1,583
General contracting and real estate services revenues	84,238	24,650	59,588
Interest income	3,719	3,568	151
Total revenues	144,175	82,853	61,322
Expenses
Rental expenses	12,960	12,669	291
Real estate taxes	5,412	5,404	8
General contracting and real estate services expenses	81,170	23,821	57,349
Depreciation and amortization	18,468	18,557	(89)
Amortization of right-of-use assets - finance leases	277	278	(1)
General and administrative expenses	5,448	4,708	740
Acquisition, development and other pursuit costs	—	11	(11)
Impairment charges	102	47	55
Total expenses	123,837	65,495	58,342
Operating income	20,338	17,358	2,980
Interest expense	(12,302)	(9,031)	(3,271)
Loss on extinguishment of debt	—	(158)	158
Change in fair value of derivatives and other	(2,447)	4,182	(6,629)
Unrealized credit loss provision	(77)	(605)	528
Other income (expense), net	93	229	(136)
Income before taxes	5,605	11,975	(6,370)
Income tax (provision) benefit	(188)	301	(489)
Net income	5,417	12,276	(6,859)
Net income attributable to noncontrolling interests in investment entities	(154)	(100)	(54)
Preferred stock dividends	(2,887)	(2,887)	—
Net income attributable to common stockholders and OP Unitholders	$2,376	$9,289	$(6,913)

Rental revenues for the three months ended March 31, 2023 increased 2.9% compared to the three months ended March 31, 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Office	$19,574	$17,023	$2,551
Retail	22,438	21,430	1,008
Multifamily	14,206	16,182	(1,976)
	$56,218	$54,635	$1,583

Office rental revenues for the three months ended March 31, 2023 increased 15.0% compared to the three months ended March 31, 2022, primarily as a result of higher occupancy at Wills Wharf and the acquisition of the Constellation Office in January 2022.

Retail rental revenues for the three months ended March 31, 2023 increased 4.7% compared to the three months ended March 31, 2022, primarily as a result of the acquisition of Pembroke Square in November 2022 and higher occupancy throughout the portfolio.

Multifamily rental revenues for the three months ended March 31, 2023 decreased 12.2% compared to the three months ended March 31, 2022, primarily as a result of the dispositions of The Residences of Annapolis Junction in July 2022, Hoffler Place in April 2022, and Summit Place in April 2022. The decreases were partially offset by the commencement of operations and higher occupancy at Gainesville Apartments and Chronicle Mill.

General contracting and real estate services revenues for the three months ended March 31, 2023 increased $59.6 million compared to the three months ended March 31, 2022 due to the timing of commencement of new third party construction projects in 2023 and the completion of other projects.

Interest income for the three months ended March 31, 2023 increased 4.2% compared to the three months ended March 31, 2022, primarily due to higher notes receivable balance in the current period from the City Park 2 and Gainesville II real estate financing investments. This increase was partially offset by the repayment of the Nexton Multifamily real estate financing investment during the fourth quarter of 2022.

Rental expenses for the three months ended March 31, 2023 increased 2.3% compared to the three months ended March 31, 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Office	$5,103	$4,140	$963
Retail	3,564	3,501	63
Multifamily	4,293	5,028	(735)
	$12,960	$12,669	$291

Office rental expenses for the three months ended March 31, 2023 increased 23.3% compared to the three months ended March 31, 2022, primarily due to the acquisition of the Constellation Office and increased occupancy at Wills Wharf.

Retail rental expenses for the three months ended March 31, 2023 increased 1.8% compared to the three months ended March 31, 2022, primarily due to the acquisition of Pembroke Square in November 2022.

Multifamily rental expenses for the three months ended March 31, 2023 decreased 14.6% compared to the three months ended March 31, 2022, primarily due to the dispositions of The Residences of Annapolis Junction, Hoffler Place, and Summit Place, partially offset by the acquisition of 1035 Dock Street and the commencement of operations at Chronicle Mill.

Real estate taxes for the three months ended March 31, 2023 increased 0.1% compared to the three months ended March 31, 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Office	$2,095	$1,504	$591
Retail	2,207	2,238	(31)
Multifamily	1,110	1,662	(552)
	$5,412	$5,404	$8

Office real estate taxes for the three months ended March 31, 2023 increased 39.3% compared to the three months ended March 31, 2022, primarily due to recognized real estate tax refunds at Wills Wharf in the first quarter of 2022, the acquisition of the Constellation Office, and increases in property assessments.

Retail real estate taxes for the three months ended March 31, 2023 and 2022 were materially consistent.

Multifamily real estate taxes for the three months ended March 31, 2023 decreased 33.2% compared to the three months ended March 31, 2022, primarily due to the dispositions of The Residences of Annapolis Junction, Hoffler Place, and Summit Place.

General contracting and real estate services expenses for the three months ended March 31, 2023 increased $57.3 million compared to the three months ended March 31, 2022 due to new third party contracts undertaken in 2023.

Depreciation and amortization for the three months ended March 31, 2023 was materially consistent with the three months ended March 31, 2022.

Amortization of right-of-use assets - finance leases for the three months ended March 31, 2023 was materially consistent with the three months ended March 31, 2022.
General and administrative expenses for the three months ended March 31, 2023 increased 15.7% compared to the three months ended March 31, 2022, primarily due to higher compensation, benefits, and training and development resulting from increased investment in human capital, as well as an increase in professional services expense.

Acquisition, development and other pursuit costs for the three months ended March 31, 2023 were materially consistent with the three months ended March 31, 2022.

Impairment charges for the three months ended March 31, 2023 and March 31, 2022 were immaterial.

Interest expense for the three months ended March 31, 2023 increased 36.2% compared to the three months ended March 31, 2022, primarily due to higher levels of average indebtedness in connection with the funding of development projects, real estate financing investments, and acquisitions, partially offset by debt paid off in connection with dispositions. The increase is also attributable to the amortization of debt financing costs incurred from refinancings that took place in the latter half of 2022, as well as rising interest rates, largely offset by hedging interest rate derivatives.

There was no loss on extinguishment of debt for the three months ended March 31, 2023. Loss on extinguishment of debt of $0.2 million for the three months ended March 31, 2022 primarily relates to the payoffs of the loans secured by Red Mill West and Delray Beach Plaza.

The change in fair value of derivatives and other for the three months ended March 31, 2023 includes fair value decreases for our derivative instruments due to decreases in forward LIBOR (the London Inter-Bank Offered Rate), SOFR (the Secured Overnight Financing Rate) and BSBY (the Bloomberg Short-Term Yield Index).

Changes in unrealized credit loss provision for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were primarily the result of increases in notes receivable balances from real estate financing investments.

Other income (expense), net for the three months ended March 31, 2023 decreased compared to the three months ended March 31, 2022. The decrease was immaterial.

The income tax provision and benefits that we recognized during the three months ended March 31, 2023 and 2022 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of March 31, 2023, we had unrestricted cash and cash equivalents of $33.8 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $2.6 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of March 31, 2023, we had $145.0 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $78.3 million of available borrowings under our construction loans to fund development activities. During the three months ended March 31, 2023, we increased outstanding borrowings on our revolving credit facility by $44.0 million, which were largely used to fund our investments in the Southern Post and Harbor Point Parcel 4 mixed-use development projects.

We have no loans scheduled to mature during the remainder of 2023.
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

During the three months ended March 31, 2023, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of May 5, 2023.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $196.4 million, as of March 31, 2023.

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

•Ratio of secured indebtedness (excluding the credit facility if it becomes secured indebtedness) to total asset value of not more than 40%;
•Ratio of secured recourse debt (excluding the credit facility if it becomes secured indebtedness) to total asset value of not more than 20%;
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

The Credit Agreement limits our ability to pay cash dividends if a default has occurred and is continuing or would result therefrom. However, if certain defaults or events of default exist, we may pay cash dividends to the extent necessary to (i) maintain our status as a REIT and (ii) avoid federal or state income excise taxes. The Credit Agreement also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates, and restricts our ability to repurchase stock and units of limited partnership interest in the Operating Partnership during the term of the credit facility.

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

The M&T term loan facility bears interest at a rate elected by us based on term SOFR, Daily Simple SOFR, or the Base Rate (as defined below), and in each case plus a margin and a credit spread adjustment of 0.10%. The margin under each interest rate election depends on our total leverage. The "Base Rate" is equal to the highest of: (a) the rate of interest in effect for such day as publicly announced from time to time by M&T Bank as its “prime rate” for such day, (b) the Federal Funds Rate for such day, plus 0.50%, (c) one month term SOFR for such day plus 100 basis points and (d) 1.00%. We have elected for the loan to bear interest at term SOFR plus margin. If we attain investment grade credit ratings from both S&P Global Ratings and Moody's Investor Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings.

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

The M&T term loan agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the M&T term loan facility to be immediately due and payable. A default under the Credit Agreement would also constitute a default under the M&T term loan agreement.

We are currently in compliance with all covenants under the M&T term loan agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2023 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date	Balance at Maturity
Secured Debt
Chronicle Mill	$30,340	LIBOR+	3.00%	5.86%		May 5, 2024	$30,340
Red Mill Central	1,969		4.80%			June 17, 2024	1,765
Premier Apartments(b)	16,210	LIBOR+	1.55%	6.41%		October 31, 2024	15,830
Premier Retail(b)	7,984	LIBOR+	1.55%	6.41%		October 31, 2024	7,797
Red Mill South	5,108		3.57%			May 1, 2025	4,383
Market at Mill Creek	12,333	LIBOR+	1.55%	6.41%		July 12, 2025	10,876
Gainesville Apartments	30,000	SOFR+	1.50%	6.30%		December 20, 2025	30,000
Encore Apartments(c)	23,842		2.93%			February 10, 2026	22,211
4525 Main Street(c)	30,610		2.93%			February 10, 2026	28,515
Southern Post(d)	—	SOFR+	2.25%	5.05%		August 25, 2026	—
Thames Street Wharf	68,969	BSBY+	1.30%	2.35%	(e)	September 30, 2026	60,839
Constellation Energy Building	175,000	BSBY+	1.50%	4.42%		November 1, 2026	175,000
Southgate Square	25,979	LIBOR+	1.90%	6.76%		December 21, 2026	22,811
Nexton Square	22,041	SOFR+	1.95%	6.75%		June 30, 2027	19,487
Liberty Apartments	20,858	SOFR+	1.50%	6.30%		September 27, 2027	19,230
Greenbrier Square	19,848		3.74%			October 10, 2027	18,049
Lexington Square	13,820		4.50%			September 1, 2028	12,044
Red Mill North	4,050		4.73%			December 31, 2028	3,295
Greenside Apartments	31,671		3.17%			December 15, 2029	26,095
Smith's Landing	15,296		4.05%			June 1, 2035	384
Edison Apartments	15,469		5.30%			December 1, 2044	100
The Cosmopolitan	41,027		3.35%			July 1, 2051	187
Total secured debt	$612,424						$509,238
Unsecured debt
Senior unsecured revolving credit facility	$105,000	SOFR+	1.30%-1.85%	6.20%		January 22, 2027	$105,000
M&T unsecured term loan	100,000	SOFR+	1.25%-1.80%	4.80%	(e)	March 8, 2027	100,000
Senior unsecured term loan	31,794	SOFR+	1.25%-1.80%	6.10%		January 21, 2028	31,794
Senior unsecured term loan	268,206	SOFR+	1.25%-1.80%	1.74%-4.73%	(e)	January 21, 2028	268,206
Total unsecured debt	505,000						505,000
Total principal balances	1,117,424						$1,014,238
Other notes payable(f)	6,130
Unamortized GAAP adjustments	(10,299)
Indebtedness, net	$1,113,255
_______________________________________
(a) LIBOR, SOFR, and BSBY are determined by individual lenders.
(b) Cross collateralized.
(c) Cross collateralized.
(d) No funding on the construction loan as of March 31, 2023.
(e) Includes debt subject to interest rate swap locks.
(f) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 40-year remaining lease term.

As of March 31, 2023, we are in compliance with all loan covenants on our outstanding indebtedness.

As of March 31, 2023, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)	Amount Due	Percentage of Total
2023 (excluding three months ended March 31, 2023)	$7,366	1%
2024	66,108	6%
2025	55,995	5%
2026	317,526	28%
2027	266,561	24%
Thereafter	403,868	36%
Total	$1,117,424	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.

Interest Rate Derivatives

As of March 31, 2023, we were party to the following LIBOR (to be transitioned to SOFR), SOFR, and BSBY (also to be transitioned to SOFR) interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate		Notional Amount
3/4/2021	4/1/2023	2.50% (LIBOR)		$14,479
11/1/2020	11/1/2023	1.84% (SOFR)		84,375
7/1/2022	1/1/2024	1.00%-3.00% (SOFR)	(a)	50,000
7/5/2022	1/1/2024	1.00%-3.00% (SOFR)	(a)	35,100
1/11/2022	2/1/2024	4.00% (BSBY)	(b)	175,000
4/7/2022	2/1/2024	1.00%-3.00% (BSBY)	(a) (b)	175,000
7/6/2022	3/1/2024	1.00%-3.00% (SOFR)	(a)	200,000
9/1/2022	9/1/2024	1.00%-3.00% (SOFR)	(a)	32,822	(c)
Total				$766,776
________________________________________
(a) We purchased interest rate caps at 1.00% and sold interest rate caps at 3.00%, resulting in interest rate cap corridors of 1.00% and 3.00%. The intended goal of these corridors is to provide a level of protection from the effect of rising interest rates and reduce the all-in cost of the derivative instrument.
(b) Effective April 4, 2023, these interest rate caps were terminated and replaced with a floating-to-fixed interest rate swap, effective April 3, 2023, with a notional amount of $175.0 million and SOFR rate of 1.84%. The interest rate swap will expire on February 1, 2024. We did not pay a premium for this transaction.
(c) Represents the notional amount as of March 31, 2023. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan. The maximum notional amount that will eventually be in effect is $73.6 million.

As of March 31, 2023, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$50,000	1-month LIBOR		2.78%	4.08%	5/1/2018	5/1/2023
Senior unsecured term loan	32,706	1-month SOFR	(a)	2.17%	3.47%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	1-month LIBOR		3.02%	4.32%	10/12/2018	10/12/2023
Senior unsecured term loan	25,000	1-month LIBOR		0.50%	1.80%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month LIBOR		0.50%	1.80%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	Daily SOFR	(b)	0.44%	1.74%	4/1/2020	4/1/2024
Thames Street Wharf	68,969	1-month BSBY	(c)	1.05%	2.35%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000	1-month SOFR		3.50%	4.80%	12/6/2022	12/6/2027
Senior unsecured term loan	100,000	1-month SOFR		3.43%	4.73%	12/13/2022	1/21/2028
Total	$437,175
________________________________________
(a) Effective February 1, 2023, this swap was amended to reference the 1-month SOFR index. Prior to the amendment, the swap referenced the 1-month LIBOR index.
(b) Effective February 1, 2023, this swap was amended to reference the Daily SOFR index. Prior to the amendment, the swap referenced the 1-month LIBOR index.
(c) Effective April 3, 2023, this swap was amended to reference the Daily SOFR index with a fixed rate of 0.93%.

Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. The following table summarizes the guarantees made by us as of March 31, 2023 (in thousands):

Development project	Payment guarantee amount	Guarantee liability
Interlock Commercial (a)	$37,450	$386
Harbor Point Parcel 4 (b)	32,910	177
Total	$70,360	$563
_______________________________________
(a) This guarantee is subject to cancellation pending completion of the acquisition of The Interlock.
(b) As of March 31, 2023, no amounts have been funded on this senior loan.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we are responsible for providing a completion guarantee to the lender for this project.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of March 31, 2023, our off-balance sheet arrangements consisted of $11.5 million of unfunded commitments of our notes receivable. We have recorded a $0.2 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Operating Activities	$13,055	$30,582	$(17,527)
Investing Activities	(51,344)	(137,624)	86,280
Financing Activities	22,860	106,085	(83,225)
Net Increase (decrease)	$(15,429)	$(957)	$(14,472)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$51,865	$40,443
Cash, Cash Equivalents, and Restricted Cash, End of Period	$36,436	$39,486

Net cash provided by operating activities during the three months ended March 31, 2023 decreased $17.5 million compared to the three months ended March 31, 2022 primarily as a result of timing differences in operating assets and liabilities, partially offset by increased NOI from the property portfolio.

During the three months ended March 31, 2023, net cash used in investing activities decreased $86.3 million compared to the three months ended March 31, 2022 primarily due to decreased development activity and less cash invested in the acquisition of operating properties.

During the three months ended March 31, 2023, net cash provided by financing activities decreased $83.2 million compared to the three months ended March 31, 2022 primarily due to lower levels of net borrowings and the proceeds of a common stock offering received in the three months ended March 31, 2022.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our period-over-period performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, impairment of intangible assets and liabilities, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives not designated as cash flow hedges, amortization of payments made to purchase interest rate caps designated as cash flow hedges, provision for unrealized non-cash credit losses, amortization of right-of-use assets attributable to finance leases, severance related costs, and other non-comparable items. Other equity REITs may not calculate Normalized FFO in the same manner as we do, and, accordingly, our Normalized FFO may not be comparable to such other REITs' Normalized FFO.

The following table sets forth a reconciliation of FFO and Normalized FFO for the three months ended March 31, 2023 and 2022 to net income, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$2,376	$9,289
Depreciation and amortization (1)	18,245	18,285
FFO attributable to common stockholders and OP Unitholders	20,621	27,574
Acquisition, development and other pursuit costs	—	11
Impairment of intangible assets and liabilities	102	47
Loss on extinguishment of debt	—	158
Unrealized credit loss provision	77	605
Amortization of right-of-use assets - finance leases	277	278
Decrease (Increase) in fair value of derivatives not designated as cash flow hedges	3,807	(4,182)
Amortization of interest rate cap premiums on designated cash flow hedges	1,614	42
Normalized FFO available to common stockholders and OP Unitholders	$26,498	$24,533
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.03	$0.11
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.23	$0.31
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.30	$0.28
Weighted average common shares and units - diluted	88,398	87,749
________________________________________

(1) The adjustment for depreciation and amortization for the three months ended March 31, 2023 and 2022 exclude $0.2 million and $0.3 million, respectively, of depreciation attributable to our joint venture partners.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon then-currently available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk since December 31, 2022. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosure set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2023, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2023, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"). The following table summarizes all of these repurchases during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	16,044	$11.50	N/A	N/A
February 1, 2023 through February 28, 2023	—	—	N/A	N/A
March 1, 2023 through March 31, 2023	71,469	12.89	N/A	N/A
Total	87,513	$12.64
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: May 10, 2023	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)