Form 10-Q
period 2023-06-30
Armada Hoffler Properties, Inc.
filed 2023-08-08
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
☐ Yes     ☒  No
As of August 4, 2023, the registrant had 67,946,794 shares of common stock, $0.01 par value per share, outstanding. In addition, as of August 4, 2023, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 21,603,062 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$2,083,488	$1,884,214
Held for development	6,294	6,294
Construction in progress	76,866	53,067
	2,166,648	1,943,575
Accumulated depreciation	(359,229)	(329,963)
Net real estate investments	1,807,419	1,613,612
Cash and cash equivalents	34,054	48,139
Restricted cash	2,043	3,726
Accounts receivable, net	41,431	39,186
Notes receivable, net	60,095	136,039
Construction receivables, including retentions, net	93,880	70,822
Construction contract costs and estimated earnings in excess of billings	406	342
Equity method investments	102,371	71,983
Operating lease right-of-use assets	23,218	23,350
Finance lease right-of-use assets	92,994	45,878
Acquired lease intangible assets	131,181	103,870
Other assets	81,962	85,363
Total Assets	$2,471,054	$2,242,310
LIABILITIES AND EQUITY
Indebtedness, net	$1,264,643	$1,068,261
Accounts payable and accrued liabilities	24,263	26,839
Construction payables, including retentions	102,377	93,472
Billings in excess of construction contract costs and estimated earnings	18,311	17,515
Operating lease liabilities	31,611	31,677
Finance lease liabilities	93,214	46,477
Other liabilities	54,973	54,055
Total Liabilities	1,589,392	1,338,296
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of June 30, 2023 and December 31, 2022	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 67,944,529 and 67,729,854 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	679	677
Additional paid-in capital	589,030	587,884
Distributions in excess of earnings	(142,233)	(126,875)
Accumulated other comprehensive gain	13,498	14,679
Total stockholders’ equity	632,059	647,450
Noncontrolling interests in investment entities	10,651	24,055
Noncontrolling interests in Operating Partnership	238,952	232,509
Total Equity	881,662	904,014
Total Liabilities and Equity	$2,471,054	$2,242,310

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental revenues	$59,951	$55,224	$116,169	$109,859
General contracting and real estate services revenues	102,574	45,273	186,812	69,923
Interest income	3,414	3,352	7,133	6,920
Total revenues	165,939	103,849	310,114	186,702
Expenses
Rental expenses	13,676	12,685	26,636	25,354
Real estate taxes	5,631	5,837	11,043	11,241
General contracting and real estate services expenses	99,071	43,418	180,241	67,239
Depreciation and amortization	19,878	18,781	38,346	37,338
Amortization of right-of-use assets - finance leases	347	277	624	555
General and administrative expenses	4,052	3,617	9,500	8,325
Acquisition, development and other pursuit costs	18	26	18	37
Impairment charges	—	286	102	333
Total expenses	142,673	84,927	266,510	150,422
Gain on real estate dispositions, net	511	19,493	511	19,493
Operating income	23,777	38,415	44,115	55,773
Interest expense	(13,629)	(9,371)	(25,931)	(18,402)
Loss on extinguishment of debt	—	(618)	—	(776)
Change in fair value of derivatives and other	5,005	2,548	2,558	6,730
Unrealized credit loss provision	(100)	(295)	(177)	(900)
Other income (expense), net	168	68	261	297
Income before taxes	15,221	30,747	20,826	42,722
Income tax (provision) benefit	(336)	20	(524)	321
Net income	14,885	30,767	20,302	43,043
Net income attributable to noncontrolling interests:
Investment entities	(269)	(128)	(423)	(228)
Operating Partnership	(2,753)	(6,479)	(3,307)	(8,662)
Net income attributable to Armada Hoffler Properties, Inc.	11,863	24,160	16,572	34,153
Preferred stock dividends	(2,887)	(2,887)	(5,774)	(5,774)
Net income attributable to common stockholders	$8,976	$21,273	$10,798	$28,379
Net income attributable to common stockholders per share (basic and diluted)	$0.13	$0.31	$0.16	$0.42
Weighted-average common shares outstanding (basic and diluted)	67,901	67,710	67,844	67,420

Comprehensive income:
Net income	$14,885	$30,767	$20,302	$43,043
Unrealized cash flow hedge gains	6,806	3,950	6,380	11,672
Realized cash flow hedge (gains) losses reclassified to net income	(5,055)	866	(7,977)	1,653
Comprehensive income	16,636	35,583	18,705	56,368
Comprehensive income attributable to noncontrolling interests:
Investment entities	(245)	(228)	(363)	(328)
Operating Partnership	(3,169)	(7,579)	(2,951)	(11,762)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$13,222	$27,776	$15,391	$44,278

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive gain	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2022	$171,085	$677	$587,884	$(126,875)	$14,679	$647,450	$24,055	$232,509	$904,014
Net income	—	—	—	4,709	—	4,709	154	554	5,417
Unrealized cash flow hedge gains (losses)	—	—	—	—	(328)	(328)	2	(100)	(426)
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,211)	(2,211)	(39)	(672)	(2,922)
Net proceeds from issuance of common stock	—	—	(149)	—	—	(149)	—	—	(149)
Restricted stock awards, net	—	2	977	—	—	979	—	—	979
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(12,834)	—	(12,834)
Distributions to noncontrolling interests	—	—	—	—	—	—	(506)	—	(506)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.19 per share and unit)	—	—	—	(12,908)	—	(12,908)	—	(3,916)	(16,824)
Balance, March 31, 2023	171,085	679	588,712	(137,961)	12,140	634,655	10,832	228,375	873,862
Net income	—	—	—	11,863	—	11,863	269	2,753	14,885
Unrealized cash flow hedge gains	—	—	—	—	5,093	5,093	151	1,562	6,806
Realized cash flow hedge losses reclassified to net income	—	—	—	—	(3,735)	(3,735)	(174)	(1,146)	(5,055)
Restricted stock awards, net	—	—	337	—	—	337	—	—	337
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	12,194	12,194
Redemption of operating partnership units	—	—	(19)	—	—	(19)	—	(564)	(583)
Distributions to noncontrolling interests	—	—	—	—	—	—	(427)	—	(427)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.195 per share and unit)	—	—	—	(13,248)	—	(13,248)	—	(4,222)	(17,470)
Balance, June 30, 2023	$171,085	$679	$589,030	$(142,233)	$13,498	$632,059	$10,651	$238,952	$881,662

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive gain	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2021	$171,085	$630	$525,030	$(141,360)	$(33)	$555,352	$629	$223,842	$779,823
Net income	—	—	—	9,993	—	9,993	100	2,183	12,276
Unrealized cash flow hedge gains	—	—	—	—	5,907	5,907	—	1,815	7,722
Realized cash flow hedge losses reclassified to net income	—	—	—	—	602	602	—	185	787
Net proceeds from issuance of common stock	—	45	65,149	—	—	65,194	—	—	65,194
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	23,065	—	23,065
Restricted stock awards, net	—	—	1,064	—	—	1,064	—	—	1,064
Acquisitions of noncontrolling interests	—	—	(3,901)	—	—	(3,901)	—	—	(3,901)
Redemption of operating partnership units	—	—	132	—	—	132	—	(132)	—
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.17 per share and unit)	—	—	—	(11,433)	—	(11,433)	—	(3,506)	(14,939)
Balance, March 31, 2022	171,085	675	587,474	(145,687)	6,476	620,023	23,794	224,387	868,204
Net income	—	—	—	24,160	—	24,160	128	6,479	30,767
Unrealized cash flow hedge losses	—	—	—	—	2,986	2,986	55	909	3,950
Realized cash flow hedge losses reclassified to net income	—	—	—	1	629	630	45	191	866
Net proceeds from issuance of common stock	—	—	(35)	—	—	(35)	—	—	(35)
Restricted stock awards, net	—	2	573	—	—	575	—	—	575
Distributions to noncontrolling interests	—	—	—	—	—	—	(84)	—	(84)
Contributions from noncontrolling interests	—	—	—	—	—	—	14	—	14
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.17 per share and unit)	—	—	—	(11,529)	—	(11,529)	—	(3,505)	(15,034)
Balance, June 30, 2022	$171,085	$677	$588,012	$(135,942)	$10,091	$633,923	$23,952	$228,461	$886,336
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flow
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$20,302	$43,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	29,262	27,613
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	9,084	9,725
Accrued straight-line rental revenue	(3,244)	(3,036)
Amortization of leasing incentives and above or below-market rents	(1,360)	(520)
Amortization of right-of-use assets - finance leases	624	555
Accrued straight-line ground rent expense	40	76
Unrealized credit loss provision	177	900
Adjustment for uncollectable lease accounts	1,168	405
Noncash stock compensation	2,137	2,115
Impairment charges	102	333
Noncash interest expense	4,412	2,143
Noncash loss on extinguishment of debt	—	776
Gain on real estate dispositions, net	(511)	(19,493)
Change in fair value of derivatives and other	(490)	(6,730)
Changes in operating assets and liabilities:
Property assets	(792)	(8,243)
Property liabilities	(592)	(2,429)
Construction assets	(24,282)	(18,005)
Construction liabilities	10,969	25,205
Interest receivable	(6,545)	(4,026)
Net cash provided by operating activities	40,461	50,407
INVESTING ACTIVITIES
Development of real estate investments	(30,959)	(35,478)
Tenant and building improvements	(9,912)	(8,467)
Acquisitions of real estate investments, net of cash received	(8,355)	(93,313)
Dispositions of real estate investments, net of selling costs	(20)	101,812
Notes receivable issuances	(21,238)	(20,829)
Notes receivable paydowns	—	11,545
Leasing costs	(2,348)	(1,836)
Leasing incentives	(20)	(51)
Contributions to equity method investments	(30,388)	(40,333)
Net cash used for investing activities	(103,240)	(86,950)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance cost	(149)	65,159
Common shares tendered for tax withholding	(1,110)	(774)
Debt issuances, credit facility and construction loan borrowings	229,783	324,096
Debt and credit facility repayments, including principal amortization	(138,953)	(273,698)
Debt issuance costs	(1,661)	(3,303)
Acquisition of NCI in consolidated RE investments	—	(3,901)
Redemption of operating partnership units	(583)	—
Distributions to noncontrolling interests	(933)	(84)
Contributions from noncontrolling interests	—	14
Dividends and distributions	(39,383)	(34,997)
Net cash provided by financing activities	47,011	72,512
Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,768)	35,969
Cash, cash equivalents, and restricted cash, beginning of period	51,865	40,443
Cash, cash equivalents, and restricted cash, end of period (1)	$36,097	$76,412
See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$685	$750
Decrease in accrued capital improvements and development costs	(2,126)	(2,626)
Issuance of operating partnership units for acquisitions	12,194	—
Operating Partnership units redeemed for common shares	—	132
Debt assumed at fair value in conjunction with real estate purchases	105,584	156,071
Note receivable redeemed in conjunction with real estate purchase	90,232	—
Acquisitions of noncontrolling interests	12,834	—
Noncontrolling interest in acquired real estate entity	—	23,065
Other liability satisfied in connection with a real estate disposal	750	—
Recognition of finance lease right-of-use assets	47,742	—
Recognition of finance lease liabilities	46,616	—

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$34,054	$69,731
Restricted cash (a)	2,043	6,681
Cash, cash equivalents, and restricted cash	$36,097	$76,412
(a) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

See Notes to Condensed Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1. Business of Organization

Armada Hoffler Properties, Inc. (the "Company") is a vertically integrated, self-managed real estate investment trust ("REIT") with over four decades of experience developing, building, acquiring, and managing high-quality multifamily, office, and retail properties located primarily in the Mid-Atlantic and Southeastern United States. The Company also provides general construction and development services to third-party clients, in addition to developing and building properties to be placed in their stabilized portfolio.

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of June 30, 2023, owned 75.8% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries thereof.

As of June 30, 2023, the Company's property portfolio consisted of 60 stabilized operating properties and one property under development.

Refer to Note 5 for information related to the Company's recent acquisitions and dispositions of properties.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

The condensed consolidated financial statements include the financial position and results of operations of the Company and its subsidiaries. The Company’s subsidiaries include the Operating Partnership and the subsidiaries that are wholly owned or in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain items have been reclassified from their prior year classifications to conform to the current year presentation. Effective for the six months ended June 30, 2023, the Company has changed the presentation of its Consolidated Statements of Comprehensive Income. For the three and six months ended June 30, 2022, the Company reclassified interest income of $3.4 million and $6.9 million, respectively, from non-operating income to operating income. As a result, total revenues and operating income increased by $3.4 million and $6.9 million, respectively, compared to previous reporting. These reclassifications had no effect on net income or stockholder's equity as previously reported.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which became effective on March 12, 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance. In December 2022, FASB issued ASU 2022-06 Deferral of the Sunset Date of Topic 848 which became effective immediately upon issuance. ASU 2022-06 deferred the sunset date of Topic 848 to December 31, 2024. During the six months ended June 30, 2023, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuations of the existing contracts rather than as new contracts. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

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

The following table presents NOI for the Company's five reportable segments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Office real estate
Rental revenues	$20,505	$18,314	$40,079	$35,337
Rental expenses	5,254	4,600	10,357	8,740
Real estate taxes	2,167	2,035	4,262	3,539
Segment net operating income	13,084	11,679	25,460	23,058
Retail real estate
Rental revenues	24,708	21,544	47,146	42,974
Rental expenses	4,026	3,333	7,590	6,834
Real estate taxes	2,270	2,271	4,477	4,509
Segment net operating income	18,412	15,940	35,079	31,631
Multifamily real estate
Rental revenues	14,738	15,366	28,944	31,548
Rental expenses	4,396	4,752	8,689	9,780
Real estate taxes	1,194	1,531	2,304	3,193
Segment net operating income	9,148	9,083	17,951	18,575
General contracting and real estate services
General contracting and real estate services revenues	102,574	45,273	186,812	69,923
General contracting and real estate services expenses	99,071	43,418	180,241	67,239
Segment gross profit	3,503	1,855	6,571	2,684
Real estate financing
Interest income	3,225	3,239	6,761	6,698
Interest expense(a)	809	817	1,906	1,642
Segment gross profit	2,416	2,422	4,855	5,056
Net operating income	$46,563	$40,979	$89,916	$81,004
________________________________________
(a) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, as defined in Note 8.

The following table reconciles NOI to net income, the most directly comparable GAAP measure, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net operating income	$46,563	$40,979	$89,916	$81,004
Interest income(a)	189	113	372	222
Depreciation and amortization	(19,878)	(18,781)	(38,346)	(37,338)
Amortization of right-of-use assets - finance leases	(347)	(277)	(624)	(555)
General and administrative expenses	(4,052)	(3,617)	(9,500)	(8,325)
Acquisition, development and other pursuit costs	(18)	(26)	(18)	(37)
Impairment charges	—	(286)	(102)	(333)
Gain on real estate dispositions, net	511	19,493	511	19,493
Interest expense(b)	(12,820)	(8,554)	(24,025)	(16,760)
Loss on extinguishment of debt	—	(618)	—	(776)
Change in fair value of derivatives and other	5,005	2,548	2,558	6,730
Unrealized credit loss provision	(100)	(295)	(177)	(900)
Other income (expense), net	168	68	261	297
Income tax (provision) benefit	(336)	20	(524)	321
Net income	$14,885	$30,767	$20,302	$43,043
________________________________________
(a) Excludes real estate financing segment interest income of $3.2 million for each of the three months ended June 30, 2023 and 2022 and

$6.8 million and $6.7 million for the six months ended June 30, 2023 and 2022, respectively.
(b) Excludes real estate financing segment interest expense of $0.8 million for each of the three months ended June 30, 2023 and 2022 and $1.9 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended June 30, 2023 and 2022 exclude revenues related to intercompany construction contracts of $12.9 million and $14.2 million, respectively, which are eliminated in consolidation. General contracting and real estate services revenues for the six months ended June 30, 2023 and 2022 exclude revenue related to intercompany construction contracts of $26.6 million and $22.8 million, respectively.

General contracting and real estate services expenses for the three months ended June 30, 2023 and 2022 exclude expenses related to intercompany construction contracts of $12.8 million and $14.0 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the six months ended June 30, 2023 and 2022 exclude expenses related to intercompany construction contracts of $26.3 million and $22.5 million, respectively.

Depreciation and amortization expense for the three months ended June 30, 2023 was $7.6 million, $7.8 million, and $4.3 million for the office, retail, and multifamily real estate segments, respectively. Depreciation and amortization expense for the three months ended June 30, 2022 was $6.9 million, $7.0 million, and $4.8 million for the office, retail, and multifamily real estate segments, respectively. Depreciation and amortization expense for the six months ended June 30, 2023 was $14.5 million, $15.1 million, and $8.5 million for the office, retail, and multifamily real estate segments, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 was $13.5 million, $14.2 million, and $9.5 million for the office, retail, and multifamily real estate segments, respectively.

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties, general contracting and real estate services, and real estate financing businesses. These costs include corporate office personnel compensation and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

Interest expense on secured property debt for the three months ended June 30, 2023 was $2.2 million, $2.3 million, and $2.6 million for the office, retail, and multifamily real estate segments, respectively. Interest expense on secured property debt for the three months ended June 30, 2022 was $2.7 million, $2.0 million, and $3.3 million for the office, retail, and multifamily real estate segments, respectively. Interest expense on secured property debt for the six months ended June 30, 2023 was $4.6 million, $4.4 million, and $5.2 million for the office, retail, and multifamily real estate segments, respectively. Interest expense on secured property debt for the six months ended June 30, 2022 was $4.8 million, $4.0 million, and $6.5 million for the office, retail, and multifamily real estate segments, respectively.

Assets included in each property segment are presented in Schedule III of the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which have only materially changed as of June 30, 2023 in respect to the acquisition of The Interlock. Refer to Note 5 for the allocation of The Interlock's assets by property segment. Assets attributable to the general contracting and real estate services segment are presented in Note 7 of these financial statements. Assets of the real estate financing segment are presented in Note 6 of these financial statements.

4. Leases

Lessee Disclosures

As a lessee, the Company has nine ground leases on nine properties. These ground leases have maximum lease terms (including renewal options) that expire between 2074 and 2117. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Five of these leases have been classified as operating leases and four of these leases have been classified as finance leases. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

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

Rental revenue for the three and six months ended June 30, 2023 and 2022 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Base rent and tenant charges	$57,093	$53,424	$111,564	$106,303
Accrued straight-line rental adjustment	1,788	1,544	3,243	3,036
Lease incentive amortization	(150)	(173)	(315)	(346)
(Above) below market lease amortization	1,220	429	1,677	866
Total rental revenue	$59,951	$55,224	$116,169	$109,859

5. Real Estate Investment

Property Acquisitions

Constellation Energy Building

On January 14, 2023, the Company acquired an additional 11% membership interest in the Constellation Energy Building, increasing its ownership interest to 90%, in exchange for full satisfaction of the $12.8 million loan that was extended to the seller upon the acquisition of the property in January 2022.

The Interlock

On May 19, 2023, the Company acquired The Interlock, a 311,000 square foot Class A commercial mixed-use asset in West Midtown Atlanta anchored by Georgia Tech. The Interlock consists of office and retail space as well as structured parking. For segment reporting purposes, management has separated office and retail components of The Interlock into two operating properties respectively presented in the office and retail real estate segments. The Company acquired the asset for total consideration of $214.1 million plus capitalized acquisition costs of $1.2 million. As part of this acquisition, the Company paid $6.1 million in cash, redeemed its outstanding $90.2 million mezzanine loan, issued $12.2 million of Class A units of limited partnership interest in the Operating Partnership ("Class A Units") to the seller, and assumed the asset's senior construction loan of $105.6 million, that was paid off on the acquisition date using the proceeds of the TD term loan facility and an increase in borrowings under the revolving credit facility, both defined in Note 8. The Company also assumed the leasehold interest in the underlying land owned by Georgia Tech. The ground lease has an expiration in 2117 after considering renewal options.
The following table summarizes the purchase price allocation (including acquisition costs) based on the relative fair value of the assets acquired for the operating property purchased during the six months ended June 30, 2023 (in thousands):

The Interlock(1)
Building	$183,907
In-place leases	35,234
Above-market leases	62
Below-market leases	(3,931)
Finance lease right-of-use assets(2)	46,616
Finance lease liabilities	(46,616)
Net assets acquired	$215,272
________________________________________
(1) The net assets acquired attributable to the office and retail real estate segments were $134.6 million and $80.6 million, respectively.

(2) Excludes $1.1 million of rent for the finance lease, which was prepaid on the acquisition date. The total finance lease right-of-use asset recognized on the acquisition date was $47.7 million.

Property Disposition

Market at Mill Creek

On April 11, 2023, the Company completed the sale of a non-operating outparcel at Market at Mill Creek in full satisfaction of the outstanding consideration payable for the acquisition of the noncontrolling interest in the property completed on December 31, 2022. The gain recorded on this disposition was $0.5 million.

Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the six months ended June 30, 2023, the Company invested $1.0 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $44.6 million relating to this project. As of June 30, 2023 and December 31, 2022, the carrying value of the Company's investment in Harbor Point Parcel 3 was $40.8 million and $39.8 million, respectively, which excludes $1.5 million and $0.9 million, respectively, of intra-entity profits eliminated in consolidation. For the six months ended June 30, 2023 and 2022, Harbor Point Parcel 3 had no operating activity; therefore, the Company received no allocated income.

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

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project ("Allied | Harbor Point"), which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and will serve as the project's general contractor. During the six months ended June 30, 2023, the Company invested $29.4 million in Harbor Point Parcel 4. The Company has an estimated equity commitment of up to $108.9 million relating to this project. As of June 30, 2023 and December 31, 2022, the carrying value of the Company's investment in Harbor Point Parcel 4 was $61.6 million and $32.2 million, respectively, which excludes $0.4 million and $0.2 million, respectively, of intra-entity profits eliminated in consolidation. For the six months ended June 30, 2023, Harbor Point Parcel 4 had no operating activity; therefore, the Company received no allocated income.

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

6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of June 30, 2023 and December 31, 2022 ($ in thousands):

	Outstanding loan amount								Interest compounding
Development Project	June 30, 2023		December 31, 2022		Maximum principal commitment		Interest rate
Solis City Park II	$22,828	(a)	$19,062	(a)	$20,594		13.0%		Annually
Solis Gainesville II	19,327	(a)	6,638	(a)	19,595		14.0%	(b)	Annually
Solis Kennesaw	7,330	(a)	—		37,870		14.0%	(b)	Annually
The Interlock(c)	—		86,584	(a)	107,000	(d)	15.0%		None
Total mezzanine & preferred equity	49,485		112,284		$185,059
Constellation Energy Building note receivable	—		12,834
Other notes receivable	11,849	(a)	11,512	(a)
Notes receivable guarantee premium	—		701
Allowance for credit losses(e)	(1,239)		(1,292)
Total notes receivable	$60,095		$136,039
________________________________________
(a) Outstanding loan amounts include any accrued and unpaid interest, and accrued exit fees, as applicable.
(b) The interest rate varies over the life of the loans, and the Company also earns an unused commitment fee. Refer below under “Solis Gainesville II” and “Solis Kennesaw” for further details.
(c) This note receivable was redeemed on May 19, 2023 in connection with the Company’s acquisition of The Interlock. Refer below under “The Interlock” for further details.
(d) This amount includes interest reserves.
(e) The amounts as of June 30, 2023 and December 31, 2022 exclude $0.6 million and $0.3 million of Current Expected Credit Losses (“CECL”) allowance that relates to the unfunded commitments, which were recorded as a liability under Other liabilities in the consolidated balance sheets.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and six months ended June 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Development Project	2023		2022		2023		2022
Solis City Park II	$732	(a)	$206	(a)	$1,402	(a)	$224	(a)
Solis Gainesville II	654	(a)(b)	—		1,247	(a)(b)	—
Solis Kennesaw	465	(a)	—		465	(a)	—
The Interlock	1,374	(a)	2,361	(a)	3,647	(a)	5,187	(a)
Nexton Multifamily	—		672		—		1,286
Total mezzanine	3,225		3,239		6,761		6,697
Other interest income	189		113		372		223
Total interest income	$3,414		$3,352		$7,133		$6,920
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

The Interlock

On May 19, 2023, the Company acquired The Interlock. The consideration for such acquisition included the redemption of the Company's outstanding $90.2 million mezzanine loan on the project. Refer to Note 5 for further information regarding the acquisition.

Solis Kennesaw

On May 25, 2023, the Company entered into a $37.9 million preferred equity investment for the development of a multifamily property located in Marietta, Georgia ("Solis Kennesaw"). The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on May 25, 2027, and it is accounted for as a note receivable. The Company's investment bears interest at a rate of 14.0% for the first 24 months. Beginning on May 25, 2025, the investment will bear interest at a rate of 9.0% for 12 months. On May 25, 2026, the investment will again bear interest at a rate of 14.0% through maturity. The interest compounds annually. The Company also earns an unused commitment fee of 11.0% on the unfunded portion of the investment's maximum loan commitment, which does not compound, and an equity fee on its commitment of $0.6 million to be amortized through redemption. The preferred equity investment is subject to a minimum interest guarantee of $13.1 million over the life of the investment.

Management has concluded that this entity is a VIE. Because the other investor in the project, TP Kennesaw D LLC, is the developer and managing member of Solis Kennesaw, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of June 30, 2023, the Company had three real estate financing investments, each of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

The Company's management performs a quarterly analysis of the loan portfolio to determine the risk of credit loss based on the progress of development activities, including leasing activities, projected development costs, and current and projected subordinated and senior loan balances. The Company estimates future losses on its notes receivable using risk ratings that correspond to probabilities of default and loss given default. The Company's risk ratings are as follows:

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

The Company updated the risk ratings for each of its notes receivable as of June 30, 2023 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of June 30, 2023 was "Pass" rated. The Company's analysis resulted in an allowance for loan losses of approximately $1.8 million as of June 30, 2023. An allowance related to unfunded commitments of approximately $0.6 million as of June 30, 2023 was recorded as Other liabilities on the consolidated balance sheet.

At June 30, 2023, the Company reported $60.1 million of notes receivable, net of allowances of $1.2 million. At December 31, 2022, the Company reported $136.0 million of notes receivable, net of allowances of $1.3 million. Changes in the allowance for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,292	$338	$1,630	$994	$10	$1,004
Unrealized credit loss provision (release)	412	231	643	458	442	900
Release due to redemption	(465)	—	(465)	—	—	—
Ending balance	$1,239	$569	$1,808	$1,452	$452	$1,904

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of December 31, 2022, the Company had the Constellation Energy Building note, which bore interest at 3% per annum, on non-accrual status. The principal balance of the note receivable was adequately secured by the seller's partnership interest. On January 14, 2023, the Company acquired an additional 11% membership interest in the Constellation Energy Building, increasing its ownership interest to 90%, in exchange for full satisfaction of the note. As of June 30, 2023, there were no loans on non-accrual status.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of June 30, 2023 during the next 12 to 24 months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$342	$17,515	$243	$4,881
Revenue recognized that was included in the balance at the beginning of the period	—	(17,515)	—	(4,881)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	19,282	—	15,442
Transferred to receivables	(343)	—	(361)	—
Construction contract costs and estimated earnings not billed during the period	406	—	493	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	1	(971)	118	(367)
Ending balance	$406	$18,311	$493	$15,075

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.7 million and $1.3 million were deferred as of June 30, 2023 and December 31, 2022, respectively. Amortization of pre-contract costs for the six months ended June 30, 2023 and 2022 was $0.3 million and $0.5 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of June 30, 2023 and December 31, 2022, construction receivables included retentions of $32.1 million and $8.3 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of June 30, 2023 during the next 12 to 24 months. As of June 30, 2023 and December 31, 2022, construction payables included retentions of $36.5 million and $24.7 million, respectively. The Company expects to pay substantially all construction payables outstanding as of June 30, 2023 during the next 12 to 24 months.

The Company’s net position on uncompleted construction contracts comprised the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Costs incurred on uncompleted construction contracts	$499,099	$571,465
Estimated earnings	18,238	22,162
Billings	(535,242)	(610,800)
Net position	$(17,905)	$(17,173)

Construction contract costs and estimated earnings in excess of billings	$406	$342
Billings in excess of construction contract costs and estimated earnings	(18,311)	(17,515)
Net position	$(17,905)	$(17,173)
The above table reflects the net effect of projects closed as of June 30, 2023 and December 31, 2022, respectively.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning backlog	$651,840	$419,439	$665,564	$215,518
New contracts/change orders	43,975	167,143	114,767	395,746
Work performed	(103,029)	(45,368)	(187,545)	(70,050)
Ending backlog	$592,786	$541,214	$592,786	$541,214

The Company expects to complete a majority of the uncompleted contracts in place as of June 30, 2023 during the next 12 to 24 months.

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

As of June 30, 2023 and December 31, 2022, the outstanding balance on the revolving credit facility was $154.0 million and $61.0 million, respectively. The outstanding balance on the term loan facility was $300.0 million as of both June 30, 2023 and December 31, 2022. As of June 30, 2023, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate caps and swaps, were 6.64% and 6.54%, respectively. After giving effect to interest rate caps and swaps, the effective interest rates on the revolving credit facility and the term loan facility were 4.59% and 2.45%, respectively, as of June 30, 2023. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

The M&T term loan facility bears interest at a rate elected by the Operating Partnership based on term SOFR, Daily Simple SOFR, or the Base Rate (as defined below), and in each case plus a margin. A term SOFR or Daily Simple SOFR loan is also subject to a credit spread adjustment of 0.10%. The margin under each interest rate election depends on the Company's total leverage. The "Base Rate" is equal to the highest of: (a) the rate of interest in effect for such day as publicly announced from time to time by M&T Bank as its “prime rate” for such day, (b) the Federal Funds Rate for such day, plus 0.50%, (c) one month term SOFR for such day plus 100 basis points and (d) 1.00%. The Operating Partnership has elected for the loan to bear interest at term SOFR plus margin. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody's Investor Service, Inc., the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings.

As of June 30, 2023 and December 31, 2022, the outstanding balance on the M&T term loan facility was $100.0 million. As of June 30, 2023, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 6.54%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.90% as of June 30, 2023. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

TD Term Loan Facility

On May 19, 2023, the Company, as parent guarantor, and the Operating Partnership, as borrower, entered into a term loan agreement (the "TD term loan agreement") with Toronto Dominion (Texas) LLC, as administrative agent, and TD Bank, N.A. as lender, which provides a $75.0 million senior unsecured term loan facility (the "TD term loan facility"), with the option to increase the total capacity to $150.0 million, subject to the Company's satisfaction of certain conditions. The proceeds from the TD term loan facility were used in connection with the acquisition of The Interlock, which is detailed in Note 5. The TD term loan facility has a scheduled maturity date of May 19, 2025, with a one-year extension option, subject to the Company's satisfaction of certain conditions, including payment of a 0.15% extension fee.

The TD term loan facility bears interest at a rate elected by the Operating Partnership based on term SOFR, Daily Simple SOFR, or the Base Rate (as defined below), and in each case plus a margin. A term SOFR or Daily Simple SOFR loan is also subject to a credit spread adjustment of 0.10%. The margin under each interest rate election depends on the Company's total leverage. The "Base Rate" is equal to the highest of: (a) the Federal Funds Rate for such day, plus 0.50% (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate” for such day, (c) one month term SOFR for such day plus 100 basis points and (d) 1.00%. The Operating Partnership has elected for the loan to bear interest at term SOFR plus margin. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody's Investor Service, Inc., the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings.

On June 29, 2023, the TD term loan facility commitment increased to $95.0 million as a result of the addition of a second lender to the facility.

As of June 30, 2023, the outstanding balance on the TD term loan facility was $95.0 million. As of June 30, 2023, the effective interest rate on the TD term loan facility, before giving effect to interest rate swaps, was 6.64%. After giving effect to interest rate swaps, the effective interest rate on the TD term loan facility was 4.70% as of June 30, 2023. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

The Operating Partnership is the borrower under the TD term loan facility, and its obligations under the TD term loan facility are guaranteed by the Company and certain of its subsidiaries that are not otherwise prohibited from providing such guaranty. The TD term loan agreement contains customary representations and warranties and financial and other affirmative and negative covenants. The Company's ability to borrow under the TD term loan facility is subject to ongoing compliance with a number of financial covenants, affirmative covenants, and other restrictions. The TD term loan agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the TD term loan facility to be immediately due and payable.

The Company is currently in compliance with all covenants under the Credit Agreement, the M&T term loan agreement, and TD term loan agreement, all of which are substantially similar.

Other 2023 Financing Activity

Effective April 3, 2023, the Company transitioned the $69.0 million loan secured by Thames Street Wharf to SOFR, previously indexed to the Bloomberg Short-Term Yield Index (BSBY). The modified loan bears interest at a rate of SOFR plus a spread of 1.30% and a credit spread adjustment of 0.10%.

Effective April 3, 2023, the Company transitioned the $175.0 million loan secured by the Constellation Energy Building to SOFR, previously indexed to BSBY. The modified loan bears interest at a rate of SOFR plus a spread of 1.50% and a credit spread adjustment of 0.11%.

During the six months ended June 30, 2023, the Company borrowed $13.8 million under its existing construction loans to fund new development and construction.

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

As of June 30, 2023, the Company had the following SOFR interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate		Premium Paid
11/1/2020	11/1/2023	$84,375	(a)	1.84%		$91
7/1/2022	1/1/2024	50,000	(a)(b)	1.00%-3.00%	(c)	143	(d)
7/5/2022	1/1/2024	35,100	(a)	1.00%-3.00%	(c)	120	(d)
7/6/2022	3/1/2024	200,000	(a)(b)	1.00%-3.00%	(c)	352	(d)
9/1/2022	9/1/2024	46,490	(a)(e)	1.00%-3.00%	(c)	1,370
Total		$415,965				$2,076
________________________________________
(a) Designated as a cash flow hedge.
(b) Subsequent to June 30, 2023, these interest rate caps were terminated and replaced with floating-to-fixed interest rate swaps. Refer to Note 15 for further information.
(c) The Company purchased interest rate caps at 1.00% and sold interest rate caps at 3.00%, resulting in interest rate cap corridors of 1.00% and 3.00%. The intended goal of these corridors is to provide a level of protection from the effect of rising interest rates and reduce the all-in cost of the derivative instrument.
(d) This amount represents the sum of the premiums paid on the original instruments. The caps were blended and extended for a net zero premium during the year ended December 31, 2022.
(e) Represents the notional amount as of June 30, 2023. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan. The maximum notional amount that will eventually be in effect is $73.6 million.

As of June 30, 2023, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$32,569	(a)	1-month SOFR	(b)	2.17%	3.57%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	(a)	1-month SOFR	(b)	2.94%	4.34%	10/12/2018	10/12/2023
Constellation Energy Building	175,000	(a)(c)	1-month SOFR		1.84%	3.46%	4/1/2023	2/1/2024
Senior unsecured term loan	25,000	(a)	1-month SOFR	(b)	0.42%	1.82%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month SOFR	(b)	0.33%	1.73%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	Daily SOFR	(b)	0.44%	1.84%	4/1/2020	4/1/2024
Revolving credit facility and TD unsecured term loan	100,000		Daily SOFR		3.20%	4.70%	5/19/2023	5/19/2026	(d)
Thames Street Wharf	68,611	(a)	Daily SOFR	(b)	0.93%	2.33%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000	(a)	1-month SOFR		3.50%	4.90%	12/6/2022	12/6/2027
Senior unsecured term loan	100,000		1-month SOFR		3.43%	4.83%	12/13/2022	1/21/2028
Total	$661,680
________________________________________
(a) Designated as a cash flow hedge.
(b) Transitioned to SOFR during the six months ended June 30, 2023.
(c) Effective April 4, 2023, the Company terminated its 4.00% BSBY interest rate cap with a notional amount of $175.0 million and its BSBY corridor of 1.00%-3.00% with a notional amount of $175.0 million and, effective April 3, 2023, entered into this interest rate swap agreement. The Company paid a net zero premium for this transaction.
(d) Subject to cancellation by the counterparty beginning on May 1, 2025 and the first day of each month thereafter.

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive gain (loss) to interest expense in the condensed consolidated statements of comprehensive income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates recognizing approximately $13.7 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive gain into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$200,000	$4,125	$—	$250,000	$2,201	$—
Interest rate caps	—	—	—	289,479	2,102	—
Total derivatives not designated as accounting hedges	200,000	4,125	—	539,479	4,303	—
Derivatives designated as accounting hedges
Interest rate swaps	461,680	14,879	—	187,670	11,247	—
Interest rate caps	415,965	5,918	—	561,200	13,565	—
Total derivatives	$1,077,645	$24,922	$—	$1,288,349	$29,115	$—

The changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate swaps	$10,738	$2,807	$7,236	$9,564
Interest rate caps	362	3,817	(366)	8,999
Total change in fair value of interest rate derivatives	$11,100	$6,624	$6,870	$18,563
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$4,294	$2,674	$490	$6,891
Unrealized cash flow hedge gains (losses)	6,806	3,950	6,380	11,672
Total change in fair value of interest rate derivatives	$11,100	$6,624	$6,870	$18,563

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

During the six months ended June 30, 2023, the Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of August 4, 2023.

Noncontrolling Interests

As of June 30, 2023 and December 31, 2022, the Company held a 75.8% and 76.7% economic interest in the Operating

Partnership, respectively. As of June 30, 2023, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 75.8% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of June 30, 2023, there were 21,613,208 Class A Units and 39,694 LTIP Units in the Operating Partnership ("LTIP Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest for consolidated real estate entities was $10.7 million and $24.1 million as of June 30, 2023 and December 31, 2022, respectively, which represents the minority partners' interest in certain joint venture entities.

On April 3, 2023, in connection with the tender by a holder of Class A Units of 51,000 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.6 million.

Share Repurchase Program

On June 15, 2023, the Company adopted a $50.0 million share repurchase program (the "Share Repurchase Program"). Under the Share Repurchase Program, the Company may repurchase shares of common stock and Series A Preferred Stock from time to time in the open market, in block purchases, through privately negotiated transactions, the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or other means permitted. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The Share Repurchase Program may be suspended or discontinued at any time by the Company and does not have an expiration date. During the six months ended June 30, 2023, the Company did not repurchase any shares of common stock or Series A Preferred Stock. As of June 30, 2023, $50.0 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the six months ended June 30, 2023, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	11/04/2022	12/28/2023	01/05/2023	$0.190	$16,785
Common Stock/Class A Units	02/28/2023	03/29/2023	04/06/2023	0.190	16,825
Common Stock/Class A Units	05/08/2023	06/28/2023	07/06/2023	0.195	17,471
Series A Preferred Stock	11/04/2022	01/03/2023	01/13/2023	0.421875	2,887
Series A Preferred Stock	02/28/2023	04/03/2023	04/14/2023	0.421875	2,887
Series A Preferred Stock	05/08/2023	07/03/2023	07/14/2023	0.421875	2,887

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan, as amended June 14, 2023 (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, LTIP Units and other equity-based awards up to an aggregate of 3,400,000 shares of common stock. As of June 30, 2023, there were 1,570,274 shares available for issuance under the Equity Plan.

During the six months ended June 30, 2023, the Company granted an aggregate of 428,157 shares of restricted stock and LTIP Units to employees and non-employee directors with a weighted average grant date fair value of $12.47 per share or LTIP Unit. Of those shares,87,905 were surrendered by the employees for income tax withholdings and 1,587 were forfeited in accordance with service conditions of grants (excluding items noted below). Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards or LTIP Units may vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards and LTIP

Units are entitled to receive distributions from their grant date.

During the three months ended June 30, 2023 and 2022, the Company recognized $0.3 million and $0.6 million, respectively, of stock-based compensation cost. During both the six months ended June 30, 2023 and 2022, the Company recognized $2.4 million of stock-based compensation cost. As of June 30, 2023, there were 313,693 non-vested restricted shares and LTIP Units outstanding; the total unrecognized compensation expense related to non-vested restricted shares and LTIP Units was $3.1 million , which the Company expects to recognize over the next 33 months.

As a result of the Company inadvertently issuing more shares of common stock than were available for issuance under the Equity Plan, on May 9, 2023, the Company's Chief Executive Officer and the Company's Chief Financial Officer forfeited 75,321 and 8,975 restricted shares of common stock, respectively. Following approval by the Company’s board of directors and stockholders of an amendment to the Equity Plan to increase the number of shares available for issuance thereunder, on June 20, 2023, 75,321 and 8,975 restricted shares of common stock were granted to the Company's Chief Executive Officer and the Company's Chief Financial Officer, respectively, one-third of which will vest on March 3, 2024, one-third of which will vest on March 3, 2025, and one-third of which will vest on March 3, 2026, subject to the executives' continued employment on such dates.

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(a)	$1,264,643	$1,254,044	$1,079,233	$1,058,530
Notes receivable, net	60,095	60,095	136,039	136,039
Interest rate swap and cap assets	24,922	24,922	29,115	29,115
________________________________________
(a) Excludes $11.1 million and $11.0 million of deferred financing costs as of June 30, 2023 and December 31, 2022, respectively.

13. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue and gross profit from construction contracts with these entities for the three and six months ended June 30, 2023 and 2022 were not material. There were no outstanding construction receivables due from related parties as of June 30, 2023 and December 31, 2022.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures. See Note 5 for more information. During the three and six months ended June 30, 2023, the Company recognized gross profit of $0.4 million and $0.7 million, respectively, relating to these construction contracts. During the three and six months ended June 30, 2022, the Company recognized gross profit of $0.1 million and $0.2 million, respectively, relating to these construction contracts.

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

Guarantees

In connection with certain of the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of June 30, 2023, the Company had an outstanding guarantee liability of $0.2 million related to the $32.9 million senior loan on the Harbor Point Parcel 4. As of June 30, 2023, no amounts have been funded on this senior loan.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $8.6 million and $8.5 million as of June 30, 2023 and December 31, 2022, respectively. In addition, as of June 30, 2023, the Company has an outstanding letter of credit for $1.9 million to secure certain performances of the Company's subsidiary construction company under a related party project.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of June 30, 2023, the Company had four notes receivable with a total of $35.0 million of unfunded commitments. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of June 30, 2023, the Company has recorded a $0.6 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in Other liabilities in the consolidated balance sheet. See Note 6 for more information.

15. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Notes Receivable

On July 26, 2023, the Company entered into a $28.4 million preferred equity investment for the development of a multifamily property located in Peachtree Corners, Georgia (Solis Peachtree Corners). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature. The Company's investment bears interest at a rate of 15.0% for the first 27 months. Beginning on November 1, 2025, the investment will bear interest at a rate of 9.0% for 12 months. On November 1, 2026, the investment will again bear interest at a rate of 15.0% through maturity. The interest compounds annually. The Company also earns an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually, and an equity fee on its commitment of $0.4 million to be amortized through redemption. The preferred equity investment is subject to a minimum interest guarantee of $12.0 million over the life of the investment.

On July 26, 2023, the Company entered into a $9.2 million preferred equity investment for the development of a multifamily property located in Chesapeake, Virginia ("The Allure at Edinburgh"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature. The Company's investment bears interest at a rate of 15.0%, which does not compound. Upon The Allure at Edinburgh obtaining a certificate of occupancy, the investment will bear interest at a rate of 10.0%. The common equity partner in the development property holds an option to sell the property to the Company at a predetermined amount if certain conditions are met. The Company also holds an option to purchase the property at any time prior to maturity of the preferred equity investment, and at the same predetermined amount as the common equity partner's option to sell.

Indebtedness

In July 2023, the Company had net borrowings of $37.0 million on the revolving credit facility.

Derivative Financial Instruments

On July 5, 2023, the Company terminated the SOFR corridor of 1.00%-3.00% with a notional amount of $200.0 million, and entered into an interest rate swap agreement with a notional amount of $200.0 million and a SOFR rate of 3.39%. The interest rate swap will expire on March 1, 2024, which reflects the same maturity date as the terminated corridor. The Company paid a net zero premium for this transaction.

On July 6, 2023, the Company terminated the SOFR corridor of 1.00%-3.00% with a notional amount of $50.0 million, and entered into an interest rate swap agreement with a notional amount of $50.0 million and a SOFR rate of 3.40%. The interest rate swap will expire on January 1, 2024, which reflects the same maturity date as the terminated corridor. The Company paid a net zero premium for this transaction.

Equity

On July 14, 2023, due to a holder of Class A Units tendering 10,146 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.1 million.

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

Business Description

We are a vertically-integrated, self-managed REIT with over four decades of experience developing, building, acquiring, and managing high-quality office, retail, and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. We also provide general construction and development services to third-party clients, in addition to developing and building properties to be placed in our stabilized portfolio. As of June 30, 2023, our operating property portfolio consisted of the following properties:

Property	Location	Ownership Interest
Office
Town Center of Virginia Beach
4525 Main Street*	Virginia Beach, Virginia	100%
Armada Hoffler Tower*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
One City Center*	Durham, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic
Brooks Crossing Office*	Newport News, Virginia	100%

Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
Apex Entertainment*	Virginia Beach, Virginia	100%

Columbus Village*	Virginia Beach, Virginia	100%
Columbus Village II*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail*	Newport News, Virginia	65%	(1)
Delray Beach Plaza*	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%
Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
Market at Mill Creek	Mount Pleasant, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%
Parkway Centre	Moultrie, Georgia	100%
Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Southeast Sunbelt
Nexton Square*	Summerville, South Carolina	100%
North Hampton Market	Taylors, South Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza*	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%

Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, Virginia	100%
Premier Apartments*	Virginia Beach, Virginia	100%
The Cosmopolitan*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront

1305 Dock Street*	Baltimore, Maryland	90%
1405 Point*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill*	Belmont, North Carolina	85%	(1)
Greenside Apartments	Charlotte, North Carolina	100%
The Everly(2)*	Gainesville, Georgia	100%
Mid-Atlantic
The Edison*	Richmond, Virginia	100%
Liberty Apartments*	Newport News, Virginia	100%
Smith's Landing	Blacksburg, Virginia	100%
________________________________________
*Located in a mixed-use development.
(1) We are entitled to a preferred return on our investment in this property.
(2) Formerly known as Gainesville Apartments.

As of June 30, 2023, the following property, which we consolidate for financial reporting purposes, was under development or not yet stabilized:

Property	Segment	Location	Ownership Interest
Southern Post	Mixed-use	Roswell, Georgia	100%

Acquisitions

On January 14, 2023, we acquired an additional 11% membership interest in the Constellation Energy Building, increasing our ownership interest to 90%, in exchange for full satisfaction of the $12.8 million loan that was extended to the seller upon the acquisition of the property in January 2022.

On May 19, 2023, we acquired The Interlock, a 311,000 square foot Class A commercial mixed-use asset in West Midtown Atlanta anchored by Georgia Tech. The Interlock consists of office and retail space as well as structured parking. For segment reporting purposes, we separated the office and retail components of The Interlock into two operating properties respectively presented in the office and retail real estate segments. We acquired the asset for total consideration of $214.1 million plus capitalized acquisition costs of $1.2 million. As part of this acquisition, we paid $6.1 million in cash, redeemed our outstanding $90.2 million mezzanine loan, issued $12.2 million of Class A units of limited partnership interest in the Operating Partnership to the seller, and assumed the asset's senior construction loan of $105.6 million, that was paid off on the acquisition date using the proceeds of the TD term loan facility and an increase in borrowings under the revolving credit facility (each as defined below). We also assumed the leasehold interest in the underlying land owned by Georgia Tech. The ground lease has an expiration in 2117 after considering renewal options.

Dispositions

On April 11, 2023, we completed the sale of a non-operating outparcel at Market at Mill Creek in full satisfaction of the outstanding consideration payable for the acquisition of the noncontrolling interest in the property completed on December 31, 2022. The gain recorded on this disposition was $0.5 million.

Preferred Equity Investments

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

Solis Kennesaw

On May 25, 2023, we entered into a $37.9 million preferred equity investment for the development of a multifamily property located in Marietta, Georgia. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on May 25, 2027, and it is accounted for as a note receivable. Our investment bears interest at a rate of 14.0% for the first 24 months. Beginning on May 25, 2025, the investment will bear interest at a rate of 9.0% for the following twelve months. On May 25, 2026, the investment will again bear interest at a rate of 14.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 11.0%, which does not compound, and an equity fee on our commitment of $0.6 million to be amortized through redemption. The preferred equity investment is subject to a minimum interest guarantee of $13.1 million over the life of the investment.

Second Quarter 2023 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2023 and other recent developments:

•Net income attributable to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $11.7 million, or $0.13 per diluted share, compared to $27.8 million, or $0.31 per diluted share, for the three months ended June 30, 2022.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $31.4 million, or $0.35 per diluted share, compared to $27.0 million, or $0.31 per diluted share, for the three months ended June 30, 2022. See "Non-GAAP Financial Measures."

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $28.3 million, or $0.32 per diluted share, compared to $26.2 million, or $0.30 per diluted share, for the three months ended June 30, 2022.

•Completed the previously announced $215 million acquisition of The Interlock, a 311,000 square foot Class A commercial mixed-use asset in Atlanta's West Midtown anchored by Georgia Tech.

•Announced the authorization of the repurchase of up to $50 million of the Company's shares of common stock and Series A Preferred Stock (as defined below) under a newly established share repurchase program.

•Maintained a weighted 97% average portfolio occupancy as of June 30, 2023. Multifamily occupancy was 96%, office occupancy was 96%, and retail occupancy was 98%.

•Positive renewal spreads during the second quarter in both the office and retail segments:
◦Lease rates on second quarter commercial lease renewals increased 8.9% on a GAAP basis.

•Same Store NOI increased 4.8% on a GAAP basis compared to the quarter ended June 30, 2022:
◦Multifamily Same Store NOI increased 4.3% on a GAAP basis.
◦Office Same Store NOI increased 1.3% on a GAAP basis.
◦Retail Same Store NOI increased 7.5% on a GAAP basis.

•Third-party construction backlog as of June 30, 2023 was $593 million and construction gross profit for the second quarter was $3.5 million

•Committed an aggregate of $75 million of new investments across three ground-up multifamily development projects located in the Atlanta and Coastal Virginia markets.

•Commemorated the topping out of T. Rowe Price's new global headquarters building in Harbor Point, with completion anticipated in the third quarter of 2024.

Segment Results of Operations

As of June 30, 2023, we operated our business in five segments: (i) office real estate, (ii) retail real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Our general contracting and real estate services segment is conducted through our taxable REIT subsidiary ("TRS"). Net operating income ("NOI") is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues for our property segments, general contracting and real estate services revenues for our general contracting and real estate services segment, and interest income for our real estate financing segment. Segment expenses include rental expenses and real estate taxes for our property segments, general contracting and real estate services expenses for our general contracting and real estate services segment, and interest expense for our real estate financing segment. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$20,505	$18,314	$2,191	$40,079	$35,337	$4,742
Property expenses	7,421	6,635	786	14,619	12,279	2,340
Segment NOI	$13,084	$11,679	$1,405	$25,460	$23,058	$2,402

Office segment NOI for the three and six months ended June 30, 2023 increased 12.0% and 10.4%, respectively, compared to the three and six months ended June 30, 2022 primarily due to the acquisition of The Interlock Office in May 2023 as well as increased occupancy at Wills Wharf.

Office Same Store Results

Office same store results for the three months ended June 30, 2023 and 2022 exclude Wills Wharf and The Interlock Office. Office same store results for the six months ended June 30, 2023 and 2022 also exclude the Constellation Office.

Office same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$16,828	$16,510	$318	$21,053	$20,546	$507
Property expenses	5,562	5,387	175	7,820	7,259	561
Same Store NOI	$11,266	$11,123	$143	$13,233	$13,287	$(54)
Non-Same Store NOI	1,818	556	1,262	12,227	9,771	2,456
Segment NOI	$13,084	$11,679	$1,405	$25,460	$23,058	$2,402

Office same store NOI for the three and six months ended June 30, 2023 was materially consistent with the three and six months ended June 30, 2022.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$24,708	$21,544	$3,164	$47,146	$42,974	$4,172
Property expenses	6,296	5,604	692	12,067	11,343	724
Segment NOI	$18,412	$15,940	$2,472	$35,079	$31,631	$3,448

Retail segment NOI for the three and six months ended June 30, 2023 increased 15.5% and 10.9%, respectively, compared to the three and six months ended June 30, 2022, primarily due to the acquisition of The Interlock Retail in May 2023 and Pembroke Square in November 2022.

Retail Same Store Results

Retail same store results for the three months ended June 30, 2023 and 2022 exclude Pembroke Square and The Interlock Retail.

Retail same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$22,658	$21,254	$1,404	$44,418	$42,385	$2,033
Property expenses	5,506	5,292	214	10,802	10,733	69
Same Store NOI	$17,152	$15,962	$1,190	$33,616	$31,652	$1,964
Non-Same Store NOI	1,260	(22)	1,282	1,463	(21)	1,484
Segment NOI	$18,412	$15,940	$2,472	$35,079	$31,631	$3,448

Retail same store NOI for the three and six months ended June 30, 2023 increased 7.5% and 6.2%, respectively, compared to the three and six months ended June 30, 2022, primarily due to higher occupancy throughout the portfolio.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$14,738	$15,366	$(628)	$28,944	$31,548	$(2,604)
Property expenses	5,590	6,283	(693)	10,993	12,973	(1,980)
Segment NOI	$9,148	$9,083	$65	$17,951	$18,575	$(624)

Multifamily segment NOI for the three months ended June 30, 2023 was materially consistent with the three months ended June 30, 2022. Multifamily segment NOI for the six months ended June 30, 2023 decreased 3.4%, compared to the six months ended June 30, 2022, primarily due to the dispositions of The Residences of Annapolis Junction in July 2022, Hoffler Place in April 2022, and Summit Place in April 2022. The decrease was partially offset by the commencement of operations at The Everly and Chronicle Mill.

Multifamily Same Store Results

Multifamily same store results for the three and six months ended June 30, 2023 and 2022 exclude Chronicle Mill and The Everly as well as The Residences of Annapolis Junction, Hoffler Place, and Summit Place, which were disposed in 2022. Multifamily same store results for the six months ended June 30, 2023 and 2022 also exclude 1305 Dock Street.

Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$12,275	$11,672	$603	$22,831	$21,679	$1,152
Property expenses	4,702	4,409	293	8,618	8,108	510
Same Store NOI	$7,573	$7,263	$310	$14,213	$13,571	$642
Non-Same Store NOI	1,575	1,820	(245)	3,738	5,004	(1,266)
Segment NOI	$9,148	$9,083	$65	$17,951	$18,575	$(624)

Multifamily same store NOI for the three and six months ended June 30, 2023 increased 4.3% and 4.7%, respectively, compared to the three and six months ended June 30, 2022, primarily due to increased rental rates across multiple properties.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
General contracting and real estate services revenues	$102,574	$45,273	$57,301	$186,812	$69,923	$116,889
General contracting and real estate services expenses	99,071	43,418	55,653	180,241	67,239	113,002
Segment gross profit	$3,503	$1,855	$1,648	$6,571	$2,684	$3,887
Operating margin	3.4%	4.1%	(0.7)%	3.5%	3.8%	(0.3)%

General contracting and real estate services segment gross profit for the three and six months ended June 30, 2023 increased $1.6 million and $3.9 million, respectively, compared to the three and six months ended June 30, 2022, primarily due to the increase in backlog and the revenue and expenses associated with these contracts.

The changes in third party construction backlog for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning backlog	$651,840	$419,439	$665,564	$215,518
New contracts/change orders	43,975	167,143	114,767	395,746
Work performed	(103,029)	(45,368)	(187,545)	(70,050)
Ending backlog	$592,786	$541,214	$592,786	$541,214

As of June 30, 2023, we had $319.0 million in the backlog relating to the Harbor Point Parcel 3 and Harbor Point Parcel 4 developments in Baltimore.

Real Estate Financing Segment Data

During the first quarter of 2023, we updated our reportable segments to include real estate financing. This segment includes our mezzanine loans and preferred equity investments on development projects. The addition of the real estate financing segment is consistent with how we view our operating performance and how the chief operational decision maker allocates our resources. The change in segmental presentation is a result of our continued investment in development projects through financing, which we no longer consider to be ad hoc investments, but an evolving portfolio. We also believe this change in segmental presentation further assists stockholders in assessing pertinent information about our operating performance. Our goal is to target approximately $80.0 million in outstanding principal of real estate financing investments. We underwrite these investments from a position of potential ownership. The real estate financing portfolio thereby serves as a development pipeline, particularly for growth in our multifamily real estate segment.

Real estate financing interest income, interest expense, and gross profit for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Interest income	$3,225	$3,239	$(14)	$6,761	$6,698	$63
Interest expense	809	817	(8)	1,906	1,642	264
Segment gross profit	$2,416	$2,422	$(6)	$4,855	$5,056	$(201)
Operating margin	74.9%	74.8%	0.1%	71.8%	75.5%	(3.7)%

Real estate financing gross profit for the three months ended June 30, 2023 was materially consistent with the three months ended June 30, 2022. Real estate financing gross profit for the six months ended June 30, 2023 decreased 4.0% compared to the six months ended June 30, 2022 due to higher interest expense as a result of higher average principal outstanding on mezzanine loans and preferred equity investments, as well as rising interest rates.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2023 and 2022 (unaudited, in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues
Rental revenues	$59,951	$55,224	$4,727	$116,169	$109,859	$6,310
General contracting and real estate services revenues	102,574	45,273	57,301	186,812	69,923	116,889
Interest income	3,414	3,352	62	7,133	6,920	213
Total revenues	165,939	103,849	62,090	310,114	186,702	123,412

Expenses
Rental expenses	13,676	12,685	991	26,636	25,354	1,282
Real estate taxes	5,631	5,837	(206)	11,043	11,241	(198)
General contracting and real estate services expenses	99,071	43,418	55,653	180,241	67,239	113,002
Depreciation and amortization	19,878	18,781	1,097	38,346	37,338	1,008
Amortization of right-of-use assets - finance leases	347	277	70	624	555	69
General and administrative expenses	4,052	3,617	435	9,500	8,325	1,175
Acquisition, development and other pursuit costs	18	26	(8)	18	37	(19)
Impairment charges	—	286	(286)	102	333	(231)
Total expenses	142,673	84,927	57,746	266,510	150,422	116,088
Gain on real estate dispositions, net	511	19,493	(18,982)	511	19,493	(18,982)
Operating income	23,777	38,415	(14,638)	44,115	55,773	(11,658)
Interest expense	(13,629)	(9,371)	(4,258)	(25,931)	(18,402)	(7,529)
Loss on extinguishment of debt	—	(618)	618	—	(776)	776
Change in fair value of derivatives and other	5,005	2,548	2,457	2,558	6,730	(4,172)
Unrealized credit loss provision	(100)	(295)	195	(177)	(900)	723
Other income (expense), net	168	68	100	261	297	(36)
Income before taxes	15,221	30,747	(15,526)	20,826	42,722	(21,896)
Income tax (provision) benefit	(336)	20	(356)	(524)	321	(845)
Net income	14,885	30,767	(15,882)	20,302	43,043	(22,741)
Net income attributable to noncontrolling interests in investment entities	(269)	(128)	(141)	(423)	(228)	(195)
Preferred stock dividends	(2,887)	(2,887)	—	(5,774)	(5,774)	—
Net income attributable to common stockholders and OP Unitholders	$11,729	$27,752	$(16,023)	$14,105	$37,041	$(22,936)

Rental revenues for the three and six months ended June 30, 2023 increased 8.6% and 5.7%, respectively, compared to the three and six months ended June 30, 2022 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Office	$20,505	$18,314	$2,191	$40,079	$35,337	$4,742
Retail	24,708	21,544	3,164	47,146	42,974	4,172
Multifamily	14,738	15,366	(628)	28,944	31,548	(2,604)
	$59,951	$55,224	$4,727	$116,169	$109,859	$6,310

Office rental revenues for the three and six months ended June 30, 2023 increased 12.0% and 13.4%, respectively, compared to the three and six months ended June 30, 2022, primarily as a result of the acquisition of The Interlock Office in May 2023 as well as higher occupancy at Wills Wharf.

Retail rental revenues for the three and six months ended June 30, 2023 increased 14.7% and 9.7%, respectively, compared to the three and six months ended June 30, 2022, primarily as a result of the acquisition of The Interlock Retail in May 2023 and Pembroke Square in November 2022.

Multifamily rental revenues for the three and six months ended June 30, 2023 decreased 4.1% and 8.3%, respectively, compared to the three and six months ended June 30, 2022, primarily as a result of the dispositions of The Residences of Annapolis Junction in July 2022, Hoffler Place in April 2022, and Summit Place in April 2022. The decrease was partially offset by the commencement of operations at The Everly and Chronicle Mill.

General contracting and real estate services revenues for the three and six months ended June 30, 2023 increased $57.3 million and $116.9 million, respectively, compared to the three and six months ended June 30, 2022 due to the timing of commencement of new third party construction projects in 2023 and the completion of other projects.

Interest income for the three and six months ended June 30, 2023 increased 1.8% and 3.1%, respectively, compared to the three and six months ended June 30, 2022, primarily due to a higher notes receivable balance in the current period from the Solis City Park II and Solis Gainesville II real estate financing investments. This increase was partially offset by the repayment of the Nexton Multifamily real estate financing investment during the fourth quarter of 2022.

Rental expenses for the three and six months ended June 30, 2023 increased 7.8% and 5.1%, respectively, compared to the three and six months ended June 30, 2022 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Office	$5,254	$4,600	$654	$10,357	$8,740	$1,617
Retail	4,026	3,333	693	7,590	6,834	756
Multifamily	4,396	4,752	(356)	8,689	9,780	(1,091)
	$13,676	$12,685	$991	$26,636	$25,354	$1,282

Office rental expenses for the three and six months ended June 30, 2023 increased 14.2% and 18.5%, respectively, compared to the three and six months ended June 30, 2022, primarily due the acquisition of The Interlock in May 2023 and Constellation Office in January 2022.

Retail rental expenses for the three and six months ended June 30, 2023 increased 20.8% and 11.1%, respectively, compared to the three and six months ended June 30, 2022, primarily due to the acquisition of The Interlock Retail in May 2023 and Pembroke Square in November 2022.

Multifamily rental expenses for the three and six months ended June 30, 2023 decreased 7.5% and 11.2%, respectively, compared to the three and six months ended June 30, 2022, primarily due to dispositions of The Residences of Annapolis Junction in July 2022, Hoffler Place in April 2022, and Summit Place in April 2022. The decrease was partially offset by the commencement of operations at The Everly and Chronicle Mill.

Real estate taxes for the three and six months ended June 30, 2023 decreased 3.5% and 1.8%, respectively, compared to the three and six months ended June 30, 2022 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Office	$2,167	$2,035	$132	$4,262	$3,539	$723
Retail	2,270	2,271	(1)	4,477	4,509	(32)
Multifamily	1,194	1,531	(337)	2,304	3,193	(889)
	$5,631	$5,837	$(206)	$11,043	$11,241	$(198)

Office real estate taxes for the three months ended June 30, 2023 increased 6.5% compared to the three months ended June 30, 2022, primarily due to increases in property assessments. Office real estate taxes for the six months ended June 30,

2023 increased 20.4% compared to the six months ended June 30, 2022, primarily due to recognized real estate tax refunds at Wills Wharf in the first quarter of 2022, the acquisition of the Constellation Office in January 2022, and increases in property assessments.

Retail real estate taxes for the three and six months ended June 30, 2023 and 2022 were materially consistent.

Multifamily real estate taxes for the three and six months ended June 30, 2023 decreased 22.0% and 27.8%, respectively, compared to the three and six months ended June 30, 2022, primarily due to dispositions of The Residences of Annapolis Junction in July 2022, Hoffler Place in April 2022, and Summit Place in April 2022.

General contracting and real estate services expenses for the three and six months ended June 30, 2023 increased $55.7 million and $113.0 million, respectively, compared to the three and six months ended June 30, 2022 due to new third party contracts undertaken in 2023.

Depreciation and amortization for the three and six months ended June 30, 2023 increased 5.8% and 2.7%, respectively, compared to the three and six months ended June 30, 2022, primarily due to the acquisition of The Interlock in May 2023 and Pembroke Square in November 2022.

Amortization of right-of-use assets - finance leases for the three and six months ended June 30, 2023 increased 25.3% and 12.4%, respectively compared to the three and six months ended June 30, 2022, primarily due to the ground lease assumed in conjunction with the acquisition of The Interlock.
General and administrative expenses for the three and six months ended June 30, 2023 increased 12.0% and 14.1%, respectively, compared to the three and six months ended June 30, 2022, primarily due to higher compensation, benefits, and training and development costs resulting from increased investment in human capital, as well as an increase in professional services expense.

Acquisition, development and other pursuit costs for the three and six months ended June 30, 2023 were materially consistent with the three and six months ended June 30, 2022.

Impairment charges for the three and six months ended June 30, 2023 and June 30, 2022 were immaterial.

Interest expense for the three and six months ended June 30, 2023 increased 45.4% and 40.9%, respectively, compared to the three and six months ended June 30, 2022, primarily due to higher levels of average indebtedness in connection with the funding of development projects, real estate financing investments, and acquisitions, partially offset by debt paid off in connection with dispositions. The increase is also attributable to the amortization of additional debt financing costs, as well as rising interest rates, largely offset by hedging interest rate derivatives.

There was no loss on extinguishment of debt for the three and six months ended June 30, 2023. Loss on extinguishment of debt of $0.6 million and $0.8 million for the three and six months ended June 30, 2022, respectively, primarily relates to the loan payoffs of Red Mill West and Delray Beach Plaza, the refinance of Nexton Square, and the loan payoffs associated with the dispositions of Hoffler Place, Summit Place, and the Costco outparcel at North Pointe.

The change in fair value of derivatives and other for the three and six months ended June 30, 2023 includes fair value increases for our derivative instruments due to increases in forward LIBOR (the London Inter-Bank Offered Rate), SOFR (the Secured Overnight Financing Rate) and BSBY (the Bloomberg Short-Term Yield Index).

Changes in unrealized credit loss provision for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were primarily the result of increases in notes receivable balances from real estate financing investments, partially offset by the release of the allowance attributable to the mezzanine loan redeemed in connection with the acquisition of The Interlock.

Other income (expense), net for the three months ended June 30, 2023 increased compared to the three months ended June 30, 2022. The increase was immaterial. Other income (expense), net for the six months ended June 30, 2023 decreased compared to the six months ended June 30, 2022. The decrease was immaterial.

The income tax provision and benefits that we recognized during the three and six months ended June 30, 2023 and 2022 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of June 30, 2023, we had unrestricted cash and cash equivalents of $34.1 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $2.0 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of June 30, 2023, we had $96.0 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $67.3 million of available borrowings under our construction loans to fund development activities. During the three months ended June 30, 2023, we increased outstanding borrowings on our revolving credit facility by $49.0 million, which were largely used to fund our acquisition of The Interlock and our investments in the Southern Post and Harbor Point Parcel 4 mixed-use development projects.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. We continue to implement this transformation in the current year fiscal year. As of June 30, 2023, unsecured debt represented 51.1% of our total borrowings compared to 24.6% as of June 30, 2022.

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

During the six months ended June 30, 2023, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of August 4, 2023.

Share Repurchase Program

On June 15, 2023, we adopted a $50.0 million share repurchase program (the "Share Repurchase Program"). Under the Share Repurchase Program, we may repurchase shares of our common stock and Series A Preferred Stock from time to time in the open market, in block purchases, through privately negotiated transactions, the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or other means permitted. The Share Repurchase Program does not obligate us to acquire any specific number of shares or acquire shares over any specific period of time. The Share Repurchase Program may be suspended or discontinued at any time by us and does not have an expiration date. During the six months ended June 30, 2023, we did not repurchase any shares of common stock or Series A Preferred Stock. As of June 30, 2023, $50.0 million remained available for repurchases under the Share Repurchase Program.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $250.0 million, as of June 30, 2023.

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

The Credit Agreement limits our ability to pay cash dividends if a default has occurred and is continuing or would result therefrom. However, if certain defaults or events of default exist, we may pay cash dividends to the extent necessary to (i) maintain our status as a REIT and (ii) avoid federal or state income excise taxes. The Credit Agreement also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates, and restricts our ability to repurchase stock and OP Units during the term of the credit facility.

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

The M&T term loan facility bears interest at a rate elected by us based on term SOFR, Daily Simple SOFR, or the Base Rate (as defined below), and in each case plus a margin. A term SOFR or Daily Simple SOFR loan is also subject to a credit spread adjustment of 0.10%. The margin under each interest rate election depends on our total leverage. The "Base Rate" is equal to the highest of: (a) the rate of interest in effect for such day as publicly announced from time to time by M&T Bank as its “prime rate” for such day, (b) the Federal Funds Rate for such day, plus 0.50%, (c) one month term SOFR for such day plus 100 basis points and (d) 1.00%. We have elected for the loan to bear interest at term SOFR plus margin. If we attain investment grade credit ratings from both S&P Global Ratings and Moody's Investor Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings.

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

The M&T term loan agreement limits our ability to pay cash dividends if a default has occurred and is continuing or would result therefrom. However, if certain defaults or events of default exist, we may pay cash dividends to the extent necessary to (i) maintain our status as a REIT and (ii) avoid federal or state income excise taxes. The M&T term loan agreement also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates, and restricts our ability to repurchase stock and OP Units during the term of the M&T term loan facility.

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

TD Term Loan Facility

On May 19, 2023, we entered into a term loan agreement (the "TD term loan agreement") with Toronto Dominion (Texas) LLC, as administrative agent, and TD Bank, N.A. as lender, which provides a $75.0 million senior unsecured term loan facility (the "TD term loan facility"), with the option to increase the total capacity to $150.0 million, subject to our satisfaction of certain conditions. The TD term loan facility has a scheduled maturity date of May 19, 2025, with a one-year extension option, subject to our satisfaction of certain conditions, including an extension fee payment of 0.15% of the outstanding amount of the loan as of such date.

The TD term loan facility bears interest at a rate elected by us based on term SOFR, Daily Simple SOFR, or the Base Rate (as defined below), and in each case plus a margin. A term SOFR or Daily Simple SOFR loan is also subject to a credit spread adjustment of 0.10%. The margin under each interest rate election depends on our total leverage. The "Base Rate" is equal to the highest of: (a) the Federal Funds Rate for such day, plus 0.50% (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate” for such day, (c) one month term SOFR for such day plus 100 basis points and (d) 1.00%. We have elected for the loan to bear interest at term SOFR plus margin. If we attain investment grade credit ratings from both S&P Global Ratings and Moody's Investor Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings.

On June 29, 2023, the TD term loan facility commitment increased to $95.0 million as a result of the addition of a second lender to the facility.

The Operating Partnership is the borrower under the TD term loan facility, and its obligations under the TD term loan facility are guaranteed by us and certain of its subsidiaries that are not otherwise prohibited from providing such guaranty.

The TD term loan agreement contains customary representations and warranties and financial and other affirmative and negative covenants. Our ability to borrow under the TD term loan facility is subject to ongoing compliance with a number of financial covenants, affirmative covenants, and other restrictions, including the following:

•Total leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least $100.0 million, but only up to two times during the term of the TD term loan facility);
•Ratio of adjusted EBITDA (as defined in the TD term loan agreement) to fixed charges of not less than 1.50 to 1.0;
•Tangible net worth of not less than the sum of (i) $825.2 million and (ii) an amount equal to 75% of the net equity proceeds received by us after June 30, 2022;
•Ratio of secured indebtedness (excluding the TD term loan facility if it becomes secured indebtedness) to total asset value of not more than 40%;
•Ratio of secured recourse debt (excluding the TD term loan facility if it becomes secured indebtedness) to total asset value of not more than 20%;
•Total unsecured leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least $100.0 million, but only up to two times during the term of the TD term loan facility);
•Unencumbered interest coverage ratio (as defined in the TD term loan agreement) of not less than 1.75 to 1.0;
•Maintenance of a minimum of at least 15 unencumbered properties (as defined in the TD term loan agreement) with an unencumbered asset value (as defined in the TD term loan agreement) of not less than $500.0 million at any time; and
•Minimum occupancy rate (as defined in the TD term loan agreement) for all unencumbered properties of not less than 80% at any time.

The TD term loan agreement limits our ability to pay cash dividends if a default has occurred and is continuing or would result therefrom. However, if certain defaults or events of default exist, we may pay cash dividends to the extent necessary to (i) maintain our status as a REIT and (ii) avoid federal or state income excise taxes. The TD term loan agreement also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates, and restricts our ability to repurchase stock and OP Units during the term of the TD term loan facility.

We may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

The TD term loan agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the TD term loan facility to be immediately due and payable. A default under the Credit Agreement would also constitute a default under the TD term loan agreement.

We are currently in compliance with all covenants under the TD term loan agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2023 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date	Balance at Maturity
Secured Debt
Chronicle Mill(b)	$34,167	LIBOR+	3.00%	6.14%		May 5, 2024	$34,167
Red Mill Central	1,925		4.80%			June 17, 2024	1,765
Premier Apartments(c)	16,153	SOFR+	1.55%	6.81%		October 31, 2024	15,830
Premier Retail(c)	7,955	SOFR+	1.55%	6.81%		October 31, 2024	7,797
Red Mill South	5,024		3.57%			May 1, 2025	4,383
Market at Mill Creek(b)	11,671	LIBOR+	1.55%	6.77%		July 12, 2025	10,376
The Everly	30,000	SOFR+	1.50%	6.64%		December 20, 2025	30,000
Encore Apartments(d)	23,704		2.93%			February 10, 2026	22,211
4525 Main Street(d)	30,432		2.93%			February 10, 2026	28,515
Southern Post	7,286	SOFR+	2.25%	5.39%		August 25, 2026	7,286
Thames Street Wharf	68,611	SOFR+	1.30%	2.33%	(e)	September 30, 2026	60,839
Constellation Energy Building	175,000	SOFR+	1.50%	3.46%	(e)	November 1, 2026	175,000
Southgate Square	25,763	SOFR+	1.90%	7.14%		December 21, 2026	22,811
Nexton Square	21,887	SOFR+	1.95%	7.09%		June 30, 2027	19,487
Liberty Apartments	20,758	SOFR+	1.50%	6.64%		September 27, 2027	19,230
Greenbrier Square	19,756		3.74%			October 10, 2027	18,049
Lexington Square	13,747		4.50%			September 1, 2028	12,044
Red Mill North	4,021		4.73%			December 31, 2028	3,295
Greenside Apartments	31,484		3.17%			December 15, 2029	26,095
Smith's Landing	15,060		4.05%			June 1, 2035	384
The Edison	15,373		5.30%			December 1, 2044	100
The Cosmopolitan	40,809		3.35%			July 1, 2051	187
Total secured debt	$620,586						$519,851
Unsecured debt
TD unsecured term loan	$95,000	SOFR+	1.35%-1.90%	4.70%	(e)	May 19, 2025	$95,000
Senior unsecured revolving credit facility	149,000	SOFR+	1.30%-1.85%	6.64%		January 22, 2027	149,000
Senior unsecured revolving credit facility (fixed)	5,000	SOFR+	1.30%-1.85%	4.70%	(e)	January 22, 2027	5,000
M&T unsecured term loan	100,000	SOFR+	1.25%-1.80%	4.90%	(e)	March 8, 2027	100,000
Senior unsecured term loan	81,931	SOFR+	1.25%-1.80%	6.54%		January 21, 2028	81,931
Senior unsecured term loan (fixed)	218,069	SOFR+	1.25%-1.80%	1.73%-4.83%	(e)	January 21, 2028	218,069
Total unsecured debt	649,000						649,000
Total principal balances	$1,269,586						$1,168,851
Other notes payable(f)	6,128
Unamortized GAAP adjustments	(11,071)
Indebtedness, net	$1,264,643
_______________________________________
(a) LIBOR and SOFR are determined by individual lenders.
(b) These debt instruments began bearing interest at SOFR+ in July 2023.
(c) Cross collateralized.
(d) Cross collateralized.
(e) Includes debt subject to interest rate swap locks.
(f) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 40-year remaining lease term.

As of June 30, 2023, we are in compliance with all loan covenants on our outstanding indebtedness.

As of June 30, 2023, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)	Amount Due	Percentage of Total
2023 (excluding six months ended June 30, 2023)	$4,908	*
2024	69,936	5%
2025	150,495	12%
2026	324,813	26%
2027	315,566	25%
Thereafter	403,868	32%
Total	$1,269,586	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.
* Less than one percent

Interest Rate Derivatives

As of June 30, 2023, we were party to the following SOFR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate		Notional Amount
11/1/2020	11/1/2023	1.84%		$84,375
7/1/2022	1/1/2024	1.00%-3.00%	(a)	50,000	(b)
7/5/2022	1/1/2024	1.00%-3.00%	(a)	35,100
7/6/2022	3/1/2024	1.00%-3.00%	(a)	200,000	(b)
9/1/2022	9/1/2024	1.00%-3.00%	(a)	46,490	(c)
Total				$415,965
________________________________________
(a) We purchased interest rate caps at 1.00% and sold interest rate caps at 3.00%, resulting in interest rate cap corridors of 1.00% and 3.00%. The intended goal of these corridors is to provide a level of protection from the effect of rising interest rates and reduce the all-in cost of the derivative instrument.
(b) Subsequent to June 30, 2023, these interest rate caps were terminated and replaced with floating-to-fixed interest rate swaps.
(c) Represents the notional amount as of June 30, 2023. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan. The maximum notional amount that will eventually be in effect is $73.6 million.

As of June 30, 2023, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$32,569	1-month SOFR	(a)	2.17%	3.57%	4/1/2019	8/10/2023
Senior unsecured term loan	10,500	1-month SOFR	(a)	2.94%	4.34%	10/12/2018	10/12/2023
Constellation Energy Building	175,000	1-month SOFR	(b)	1.84%	3.46%	4/1/2023	2/1/2024
Senior unsecured term loan	25,000	1-month SOFR	(a)	0.42%	1.82%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month SOFR	(a)	0.33%	1.73%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	Daily SOFR	(a)	0.44%	1.84%	4/1/2020	4/1/2024
Revolving credit facility and TD unsecured term loan	100,000	Daily SOFR		3.20%	4.70%	5/19/2023	5/19/2026	(c)
Thames Street Wharf	68,611	Daily SOFR	(a)	0.93%	2.33%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000	1-month SOFR		3.50%	4.90%	12/6/2022	12/6/2027
Senior unsecured term loan	100,000	1-month SOFR		3.43%	4.83%	12/13/2022	1/21/2028
Total	$661,680

________________________________________
(a) Transitioned to SOFR during the six months ended June 30, 2023.
(b) Effective April 4, 2023, we terminated our 4.00% BSBY interest rate cap with a notional amount of $175.0 million and our BSBY corridor of 1.00%-3.00% with a notional amount of $175.0 million and, effective April 3, 2023, entered into this interest rate swap agreement. We paid a net zero premium for this transaction.
(c) Subject to cancellation by the counterparty beginning on May 1, 2025 and the first day of each month thereafter.

Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of June 30, 2023, we had an outstanding guarantee liability of $0.2 million related to the $32.9 million senior loan on the Harbor Point Parcel 4. As of June 30, 2023, no amounts have been funded on this senior loan.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we are responsible for providing a completion guarantee to the lender for this project.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of June 30, 2023, our off-balance sheet arrangements consisted of $35.0 million of unfunded commitments of our notes receivable. We have recorded a $0.6 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operating Activities	$40,461	$50,407	$(9,946)
Investing Activities	(103,240)	(86,950)	(16,290)
Financing Activities	47,011	72,512	(25,501)
Net Increase (decrease)	$(15,768)	$35,969	$(51,737)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$51,865	$40,443
Cash, Cash Equivalents, and Restricted Cash, End of Period	$36,097	$76,412

Net cash provided by operating activities during the six months ended June 30, 2023 decreased $9.9 million compared to the six months ended June 30, 2022 primarily as a result of increased costs and timing differences within construction working capital.

During the six months ended June 30, 2023, net cash used in investing activities increased $16.3 million compared to the six months ended June 30, 2022 primarily because of $8.4 million net cash used for the acquisition of The Interlock in 2023 compared to $8.5 million net cash proceeds from dispositions in 2022.

During the six months ended June 30, 2023, net cash provided by financing activities decreased $25.5 million compared to the six months ended June 30, 2022 primarily due to decreases in the net proceeds of equity issuances partially offset against higher net debt issuances.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our period-over-period performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, impairment and accelerated amortization of intangible assets and liabilities, property acquisition, development and other pursuit costs, mark-to-market adjustments for interest rate derivatives not designated as cash flow hedges, amortization of payments made to purchase interest rate caps designated as cash flow hedges, provision for unrealized non-cash credit losses, amortization of right-of-use assets attributable to finance leases, severance related costs, and other non-comparable items. Other equity REITs may not calculate Normalized FFO in the same manner as we do, and, accordingly, our Normalized FFO may not be comparable to such other REITs' Normalized FFO.

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and six months ended June 30, 2023 and 2022 to net income, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$11,729	$27,752	$14,105	$37,041
Depreciation and amortization (1)	19,655	18,509	37,900	36,794
Gain on operating real estate dispositions, net (2)	—	(19,493)	—	(19,493)
Impairment of real estate assets	—	201	—	201
FFO attributable to common stockholders and OP Unitholders	31,384	26,969	52,005	54,543
Acquisition, development and other pursuit costs	18	26	18	37
Accelerated amortization of intangible assets and liabilities	(722)	85	(620)	132
Loss on extinguishment of debt	—	618	—	776
Unrealized credit loss provision	100	295	177	900
Amortization of right-of-use assets - finance leases	347	277	624	555
Decrease (Increase) in fair value of derivatives not designated as cash flow hedges	(4,297)	(2,548)	(490)	(6,730)
Amortization of interest rate derivatives on designated cash flow hedges	1,471	481	3,085	523
Normalized FFO available to common stockholders and OP Unitholders	$28,301	$26,203	$54,799	$50,736
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.13	$0.31	$0.16	$0.42
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.35	$0.31	$0.59	$0.62
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.32	$0.30	$0.62	$0.58
Weighted average common shares and units - diluted	88,724	88,331	88,562	88,042
________________________________________

(1) The adjustment for depreciation and amortization for the three and six months ended June 30, 2023 exclude $0.2 million and $0.4 million, respectively, of depreciation attributable to our joint venture partners. The adjustment for depreciation and amortization for the three and six months ended June 30, 2022 excludes $0.3 million and $0.5 million, respectively, of depreciation attributable to our joint venture partners.

(2) The adjustment for gain on operating real estate dispositions for each of the three and six months ended June 30, 2023 excludes $0.5 million for the gain on disposition of a non-operating parcel at Market at Mill Creek.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2023, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: August 7, 2023	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)