Form 10-Q
period 2023-09-30
Armada Hoffler Properties, Inc.
filed 2023-11-07
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
☐ Yes     ☒  No
As of November 3, 2023, the registrant had 67,401,128 shares of common stock, $0.01 par value per share, outstanding. In addition, as of November 3, 2023, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 21,553,062 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

Table of Content
ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Table of Content
PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$2,089,170	$1,884,214
Held for development	6,294	6,294
Construction in progress	91,127	53,067
	2,186,591	1,943,575
Accumulated depreciation	(376,449)	(329,963)
Net real estate investments	1,810,142	1,613,612
Cash and cash equivalents	32,662	48,139
Restricted cash	2,343	3,726
Accounts receivable, net	43,800	39,186
Notes receivable, net	83,713	136,039
Construction receivables, including retentions, net	87,295	70,822
Construction contract costs and estimated earnings in excess of billings	440	342
Equity method investments	125,672	71,983
Operating lease right-of-use assets	23,152	23,350
Finance lease right-of-use assets	92,570	45,878
Acquired lease intangible assets	127,020	103,870
Other assets	104,275	85,363
Total Assets	$2,533,084	$2,242,310
LIABILITIES AND EQUITY
Indebtedness, net	$1,321,792	$1,068,261
Accounts payable and accrued liabilities	31,604	26,839
Construction payables, including retentions	108,107	93,472
Billings in excess of construction contract costs and estimated earnings	23,127	17,515
Operating lease liabilities	31,573	31,677
Finance lease liabilities	93,419	46,477
Other liabilities	56,818	54,055
Total Liabilities	1,666,440	1,338,296

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of September 30, 2023 and December 31, 2022	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 67,885,390 and 67,729,854 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	679	677
Additional paid-in capital	589,291	587,884
Distributions in excess of earnings	(151,534)	(126,875)
Accumulated other comprehensive income	11,433	14,679
Total stockholders’ equity	620,954	647,450
Noncontrolling interests in investment entities	10,441	24,055
Noncontrolling interests in Operating Partnership	235,249	232,509
Total Equity	866,644	904,014
Total Liabilities and Equity	$2,533,084	$2,242,310

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental revenues	$62,913	$53,743	$179,082	$163,602
General contracting and real estate services revenues	99,408	69,024	286,220	138,947
Interest income	3,690	3,490	10,823	10,410
Total revenues	166,011	126,257	476,125	312,959

Expenses
Rental expenses	14,756	12,747	41,392	38,101
Real estate taxes	5,867	5,454	16,910	16,695
General contracting and real estate services expenses	96,095	66,252	276,336	133,491
Depreciation and amortization	22,462	17,527	60,808	54,865
Amortization of right-of-use assets - finance leases	425	278	1,049	833
General and administrative expenses	4,286	3,854	13,786	12,179
Acquisition, development, and other pursuit costs	—	—	18	37
Impairment charges	5	—	107	333
Total expenses	143,896	106,112	410,406	256,534
Gain on real estate dispositions, net	227	33,931	738	53,424
Operating income	22,342	54,076	66,457	109,849
Interest expense	(15,444)	(10,345)	(41,375)	(28,747)
Loss on extinguishment of debt	—	(2,123)	—	(2,899)
Change in fair value of derivatives and other	2,466	782	5,024	7,512
Unrealized credit loss (provision) release	(694)	42	(871)	(858)
Other income (expense), net	63	118	324	415
Income before taxes	8,733	42,550	29,559	85,272
Income tax (provision) benefit	(310)	(181)	(834)	140
Net income	8,423	42,369	28,725	85,412
Net income attributable to noncontrolling interests:
Investment entities	(193)	(5,583)	(616)	(5,811)
Operating Partnership	(1,290)	(7,909)	(4,597)	(16,571)
Net income attributable to Armada Hoffler Properties, Inc.	6,940	28,877	23,512	63,030
Preferred stock dividends	(2,887)	(2,887)	(8,661)	(8,661)
Net income attributable to common stockholders	$4,053	$25,990	$14,851	$54,369
Net income attributable to common stockholders per share (basic and diluted)	$0.06	$0.38	$0.22	$0.81
Weighted-average common shares outstanding (basic and diluted)	67,945	67,729	67,878	67,525

Comprehensive income:
Net income	$8,423	$42,369	$28,725	$85,412
Unrealized cash flow hedge gains	3,488	7,108	9,868	18,780
Realized cash flow hedge (gains) losses reclassified to net income	(6,315)	(366)	(14,292)	1,287
Comprehensive income	5,596	49,111	24,301	105,479
Comprehensive income attributable to noncontrolling interests:
Investment entities	(89)	(5,659)	(452)	(5,987)
Operating Partnership	(633)	(9,465)	(3,584)	(21,227)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$4,874	$33,987	$20,265	$78,265

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2022	$171,085	$677	$587,884	$(126,875)	$14,679	$647,450	$24,055	$232,509	$904,014
Net income	—	—	—	4,709	—	4,709	154	554	5,417
Unrealized cash flow hedge (losses) gains	—	—	—	—	(328)	(328)	2	(100)	(426)
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,211)	(2,211)	(39)	(672)	(2,922)
Net proceeds from issuance of common stock	—	—	(149)	—	—	(149)	—	—	(149)
Restricted stock awards, net	—	2	977	—	—	979	—	—	979
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(12,834)	—	(12,834)
Distributions to noncontrolling interests	—	—	—	—	—	—	(506)	—	(506)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.19 per share and unit)	—	—	—	(12,908)	—	(12,908)	—	(3,916)	(16,824)
Balance, March 31, 2023	171,085	679	588,712	(137,961)	12,140	634,655	10,832	228,375	873,862
Net income	—	—	—	11,863	—	11,863	269	2,753	14,885
Unrealized cash flow hedge gains	—	—	—	—	5,093	5,093	151	1,562	6,806
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(3,735)	(3,735)	(174)	(1,146)	(5,055)
Restricted stock awards, net	—	—	337	—	—	337	—	—	337
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	12,194	12,194
Redemption of operating partnership units	—	—	(19)	—	—	(19)	—	(564)	(583)
Distributions to noncontrolling interests	—	—	—	—	—	—	(427)	—	(427)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.195 per share and unit)	—	—	—	(13,248)	—	(13,248)	—	(4,222)	(17,470)
Balance, June 30, 2023	171,085	679	589,030	(142,233)	13,498	632,059	10,651	238,952	881,662
Net income	—	—	—	6,940	—	6,940	193	1,290	8,423
Unrealized cash flow hedge gains	—	—	—	—	2,580	2,580	86	822	3,488
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(4,645)	(4,645)	(191)	(1,479)	(6,315)
Net proceeds from issuance of common stock	—	—	(55)	—	—	(55)	—	—	(55)
Retirement of common stock	—	(1)	(540)	(102)	—	(643)	—	—	(643)
Restricted stock awards, net	—	1	866	—	—	867	—	—	867
Redemption of operating partnership units	—	—	(10)	—	—	(10)	—	(112)	(122)
Distributions to noncontrolling interests	—	—	—	—	—	—	(298)	—	(298)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.195 per share and unit)	—	—	—	(13,252)	—	(13,252)	—	(4,224)	(17,476)
Balance, September 30, 2023	$171,085	$679	$589,291	$(151,534)	$11,433	$620,954	$10,441	$235,249	$866,644

Table of Content

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2021	$171,085	$630	$525,030	$(141,360)	$(33)	$555,352	$629	$223,842	$779,823
Net income	—	—	—	9,993	—	9,993	100	2,183	12,276
Unrealized cash flow hedge gains	—	—	—	—	5,907	5,907	—	1,815	7,722
Realized cash flow hedge losses reclassified to net income	—	—	—	—	602	602	—	185	787
Net proceeds from issuance of common stock	—	45	65,149	—	—	65,194	—	—	65,194
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	23,065	—	23,065
Restricted stock awards, net	—	—	1,064	—	—	1,064	—	—	1,064
Acquisitions of noncontrolling interests	—	—	(3,901)	—	—	(3,901)	—	—	(3,901)
Redemption of operating partnership units	—	—	132	—	—	132	—	(132)	—
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.17 per share and unit)	—	—	—	(11,433)	—	(11,433)	—	(3,506)	(14,939)
Balance, March 31, 2022	171,085	675	587,474	(145,687)	6,476	620,023	23,794	224,387	868,204
Net income	—	—	—	24,160	—	24,160	128	6,479	30,767
Unrealized cash flow hedge gains	—	—	—	—	2,986	2,986	55	909	3,950
Realized cash flow hedge losses reclassified to net income	—	—	—	1	629	630	45	191	866
Net proceeds from issuance of common stock	—	—	(35)	—	—	(35)	—	—	(35)
Restricted stock awards, net	—	2	573	—	—	575	—	—	575
Contributions from noncontrolling interests	—	—	—	—	—	—	14	—	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(84)	—	(84)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.17 per share and unit)	—	—	—	(11,529)	—	(11,529)	—	(3,505)	(15,034)
Balance, June 30, 2022	171,085	677	588,012	(135,942)	10,091	633,923	23,952	228,461	886,336
Net income	—	—	—	28,877	—	28,877	5,583	7,909	42,369
Unrealized cash flow hedge gains	—	—	—	—	5,393	5,393	74	1,641	7,108
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—	—	(282)	(282)	1	(85)	(366)
Restricted stock awards, net	—	—	713	—	—	713	—	—	713
Redemption of operating partnership units	—	—	(18)	—	—	(18)	—	(112)	(130)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,423)	—	(5,423)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.19 per share and unit)	—	—	—	(12,886)	—	(12,886)	—	(3,920)	(16,806)
Balance, September 30, 2022	$171,085	$677	$588,707	$(122,838)	$15,202	$652,833	$24,187	$233,894	$910,914
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$28,725	$85,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	46,742	40,770
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	14,066	14,094
Accrued straight-line rental revenue	(4,748)	(4,542)
Amortization of leasing incentives and above or below-market rents	(1,749)	(779)
Amortization of right-of-use assets - finance leases	1,049	833
Accrued straight-line ground rent expense	55	97
Unrealized credit loss provision	871	858
Adjustment for uncollectable lease accounts	1,251	441
Noncash stock compensation	2,951	2,712
Impairment charges	107	333
Noncash interest expense	5,721	4,360
Noncash loss on extinguishment of debt	—	2,899
Gain on real estate dispositions, net	(738)	(53,424)
Change in fair value of derivatives and other	(1,974)	(7,512)
Adjustment for receipts on off-market interest rate derivatives	(3,155)	—
Changes in operating assets and liabilities:
Property assets	(4,439)	(13,430)
Property liabilities	5,113	3,189
Construction assets	(23,531)	(34,971)
Construction liabilities	21,770	42,051
Interest receivable	(9,797)	(5,124)
Net cash provided by operating activities	78,290	78,267
INVESTING ACTIVITIES
Development of real estate investments	(40,538)	(62,388)
Tenant and building improvements	(16,004)	(11,743)
Acquisitions of real estate investments, net of cash received	(8,394)	(93,389)
Dispositions of real estate investments, net of selling costs	246	251,492
Notes receivable issuances	(42,010)	(24,235)
Notes receivable paydowns	—	13,239
Payments to purchase off-market interest rate derivatives	(16,856)	—
Receipts on off-market interest rate derivatives	3,155	—
Leasing costs	(3,217)	(3,814)
Leasing incentives	(20)	(51)
Contributions to equity method investments	(53,689)	(51,565)
Net cash (used for) provided by investing activities	(177,327)	17,546
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance cost	(204)	65,159
Common shares tendered for tax withholding	(1,111)	(774)
Debt issuances, credit facility, and construction loan borrowings	310,402	491,514
Debt and credit facility repayments, including principal amortization	(162,393)	(563,435)
Debt issuance costs	(2,839)	(6,727)
Acquisition of NCI in consolidated RE investments	—	(3,901)
Redemption of operating partnership units	(705)	(130)
Distributions to noncontrolling interests	(1,231)	(5,507)
Contributions from noncontrolling interests	—	14
Dividends and distributions	(59,742)	(52,904)
Net cash provided by (used for) financing activities	82,177	(76,691)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,860)	19,122
Cash, cash equivalents, and restricted cash, beginning of period	51,865	40,443
Cash, cash equivalents, and restricted cash, end of period (1)	$35,005	$59,565
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$683	$2,536
Increase (decrease) in accrued capital improvements and development costs	2,033	(5,139)
Increase in settlement liability for the repurchase of common stock	643	—
Issuance of operating partnership units for acquisitions	12,194	—
Operating Partnership units redeemed for common shares	—	132
Debt assumed at fair value in conjunction with real estate purchases	105,584	156,071
Note receivable redeemed in conjunction with real estate purchase	90,232	—
Acquisitions of noncontrolling interests	12,834	—
Noncontrolling interest in acquired real estate entity	—	23,065
Other liability satisfied in connection with a real estate disposal	750	—
Recognition of operating lease right-of-use assets	—	110
Recognition of operating lease liabilities	—	110
Recognition of finance lease right-of-use assets	47,742	—
Recognition of finance lease liabilities	46,616	—

(1) The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$32,662	$54,700
Restricted cash (a)	2,343	4,865
Cash, cash equivalents, and restricted cash	$35,005	$59,565
(a) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1. Business of Organization

Armada Hoffler Properties, Inc. (the "Company") is a vertically integrated, self-managed real estate investment trust ("REIT") with over four decades of experience developing, building, acquiring, and managing high-quality retail, office, and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. The Company also provides general construction and development services to third-party clients, in addition to developing and building properties to be placed in their stabilized portfolio.

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of September 30, 2023, owned 75.8% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries thereof.

As of September 30, 2023, the Company's property portfolio consisted of 59 stabilized operating properties and two properties under development or not stabilized.

Refer to Note 5 for information related to the Company's recent acquisitions and dispositions of properties.

2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

The condensed consolidated financial statements include the financial position and results of operations of the Company and its subsidiaries. The Company’s subsidiaries include the Operating Partnership and the subsidiaries that are wholly owned or in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity ("VIE") in accordance with the consolidation guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Table of Content

Reclassifications

Certain items have been reclassified from their prior year classifications to conform to the current year presentation. Effective for the nine months ended September 30, 2023, the Company has changed the presentation of its condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2022, the Company reclassified interest income of $3.5 million and $10.4 million, respectively, from non-operating income to operating income. As a result, total revenues and operating income increased by $3.5 million and $10.4 million, respectively, compared to previous reporting. These reclassifications had no effect on net income or stockholder's equity as previously reported.

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which became effective on March 12, 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance. In December 2022, FASB issued ASU 2022-06 Deferral of the Sunset Date of Topic 848 which became effective immediately upon issuance. ASU 2022-06 deferred the sunset date of Topic 848 to December 31, 2024. During the nine months ended September 30, 2023, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuations of the existing contracts rather than as new contracts. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

Derivative Financial Instruments

The Company may enter into interest rate derivatives to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. The Company recognizes derivative financial instruments at fair value and presents them within other assets and liabilities in the condensed consolidated balance sheets. Gains and losses from derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of derivatives and other caption in the condensed consolidated statements of comprehensive income. For derivatives that qualify as cash flow hedges, the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

For interest rate caps that qualify as cash flow hedges, the premium paid by the Company at inception represents the time value of the instrument and is excluded from the hedge effectiveness assessment. The excluded component is amortized over the life of the derivative instrument and presented within interest expense in the condensed consolidated statements of comprehensive income.

Cash flows for derivative financial instruments are classified as cash flows from operating activities within the condensed consolidated statements of cash flows, unless there is an other-than-insignificant financing element present at inception of the derivative. For derivatives with an other-than-insignificant financing element at inception due to off-market terms, cash flows are classified as cash flows from investing or financing activities within the condensed consolidated statements of cash flows depending on the derivative's off-market nature at inception.

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a description of other accounting principles upon which basis the accompanying consolidated financial statements were prepared.

Table of Content
3. Segments

The Company operates its business in five reportable segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Refer to Note 1 of the Company's Form 10-K for the composition of properties within each property segment. Since the Company's Annual Report on Form 10-K for the year ended December 31, 2022, the Company introduced real estate financing as a reportable segment. The real estate financing segment includes the Company's mezzanine loans and preferred equity investments on development projects. The change in segmental presentation is a result of the chief operating decision-maker now separately reviewing the results of the real estate financing investments, which are no longer considered to be ad hoc investments, but an evolving portfolio.

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

The following table presents NOI for the Company's five reportable segments for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Retail real estate
Rental revenues	$25,858	$21,223	$73,004	$64,197
Rental expenses	4,125	3,420	11,715	10,254
Real estate taxes	2,312	2,206	6,789	6,715
Segment net operating income	19,421	15,597	54,500	47,228
Office real estate
Rental revenues	22,077	18,687	62,156	54,024
Rental expenses	5,925	4,886	16,282	13,626
Real estate taxes	2,262	2,044	6,524	5,583
Segment net operating income	13,890	11,757	39,350	34,815
Multifamily real estate
Rental revenues	14,978	13,833	43,922	45,381
Rental expenses	4,706	4,441	13,395	14,221
Real estate taxes	1,293	1,204	3,597	4,397
Segment net operating income	8,979	8,188	26,930	26,763
General contracting and real estate services
General contracting and real estate services revenues	99,408	69,024	286,220	138,947
General contracting and real estate services expenses	96,095	66,252	276,336	133,491
Segment gross profit	3,313	2,772	9,884	5,456
Real estate financing
Interest income	3,496	3,372	10,257	10,070
Interest expense(a)	728	840	2,634	2,482
Segment gross profit	2,768	2,532	7,623	7,588
Net operating income	$48,371	$40,846	$138,287	$121,850
________________________________________
(a) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, as defined in Note 8.

Table of Content

The following table reconciles NOI to net income, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net operating income	$48,371	$40,846	$138,287	$121,850
Interest income(a)	194	118	566	340
Depreciation and amortization	(22,462)	(17,527)	(60,808)	(54,865)
Amortization of right-of-use assets - finance leases	(425)	(278)	(1,049)	(833)
General and administrative expenses	(4,286)	(3,854)	(13,786)	(12,179)
Acquisition, development, and other pursuit costs	—	—	(18)	(37)
Impairment charges	(5)	—	(107)	(333)
Gain on real estate dispositions, net	227	33,931	738	53,424
Interest expense(b)	(14,716)	(9,505)	(38,741)	(26,265)
Loss on extinguishment of debt	—	(2,123)	—	(2,899)
Change in fair value of derivatives and other	2,466	782	5,024	7,512
Unrealized credit loss (provision) release	(694)	42	(871)	(858)
Other income (expense), net	63	118	324	415
Income tax (provision) benefit	(310)	(181)	(834)	140
Net income	$8,423	$42,369	$28,725	$85,412
________________________________________
(a) Excludes real estate financing segment interest income of $3.5 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively, and $10.3 million and $10.1 million for the nine months ended September 30, 2023 and 2022, respectively.
(b) Excludes real estate financing segment interest expense of $0.7 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $2.6 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended September 30, 2023 and 2022 exclude revenues related to intercompany construction contracts of $13.4 million and $20.8 million, respectively, which are eliminated in consolidation. General contracting and real estate services revenues for the nine months ended September 30, 2023 and 2022 exclude revenues related to intercompany construction contracts of $40.0 million and $43.6 million, respectively.

General contracting and real estate services expenses for the three months ended September 30, 2023 and 2022 exclude expenses related to intercompany construction contracts of $13.3 million and $20.6 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the nine months ended September 30, 2023 and 2022 exclude expenses related to intercompany construction contracts of $39.6 million and $43.1 million, respectively.

Depreciation and amortization expense for the three months ended September 30, 2023 was $9.9 million, $8.1 million, and $4.3 million for the retail, office, and multifamily real estate segments, respectively. Depreciation and amortization expense for the three months ended September 30, 2022 was $6.9 million, $6.7 million, and $3.8 million for the retail, office, and multifamily real estate segments, respectively. Depreciation and amortization expense for the nine months ended September 30, 2023 was $25.0 million, $22.6 million, and $12.8 million for the retail, office, and multifamily real estate segments, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 was $21.1 million, $20.2 million, and $13.3 million for the retail, office, and multifamily real estate segments, respectively.

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties, general contracting and real estate services, and real estate financing businesses. These costs include corporate office personnel compensation and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

Table of Content
Interest expense on secured property debt for the three months ended September 30, 2023 was $2.4 million, $2.8 million, and $2.9 million for the retail, office, and multifamily real estate segments, respectively. Interest expense on secured property debt for the three months ended September 30, 2022 was $2.2 million, $3.1 million, and $3.6 million for the retail, office, and multifamily real estate segments, respectively. Interest expense on secured property debt for the nine months ended September 30, 2023 was $6.9 million, $7.5 million, and $8.1 million for the retail, office, and multifamily real estate segments, respectively. Interest expense on secured property debt for the nine months ended September 30, 2022 was $6.1 million, $7.9 million, and $10.1 million for the retail, office, and multifamily real estate segments, respectively.

Assets included in each property segment are presented in Schedule III of the financial statements accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which have only materially changed as of September 30, 2023 in respect to the acquisition of The Interlock. Refer to Note 5 for the allocation of The Interlock's assets by property segment. Assets attributable to the general contracting and real estate services segment are presented in Note 7 of these financial statements. Assets of the real estate financing segment are presented in Note 6 of these financial statements.

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

Rental revenue for the three and nine months ended September 30, 2023 and 2022 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Base rent and tenant charges	$61,021	$51,978	$172,585	$158,281
Accrued straight-line rental adjustment	1,505	1,506	4,748	4,542
Lease incentive amortization	(123)	(171)	(438)	(517)
(Above) below market lease amortization, net	510	430	2,187	1,296
Total rental revenue	$62,913	$53,743	$179,082	$163,602

Table of Content
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

The following table summarizes the purchase price allocation (including acquisition costs) based on the relative fair value of the assets acquired for the operating property purchased during the nine months ended September 30, 2023 (in thousands):

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

Table of Content

Property Disposition

Market at Mill Creek

On April 11, 2023, the Company completed the sale of a non-operating outparcel at Market at Mill Creek in full satisfaction of the outstanding consideration payable for the acquisition of the noncontrolling interest in the property completed on December 31, 2022. The gain recorded on this disposition was $0.5 million.

Brooks Crossing Retail Outparcel

On September 20, 2023, the Company exercised its option to purchase an outparcel adjacent to Brooks Crossing Retail and subsequently sold the outparcel. The gain recorded on this disposition was $0.2 million.

Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the nine months ended September 30, 2023, the Company invested $0.5 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $45.6 million relating to this project. As of September 30, 2023 and December 31, 2022, the carrying value of the Company's investment in Harbor Point Parcel 3 was $40.3 million and $39.8 million, respectively, which excludes $1.8 million and $0.9 million, respectively, of intra-entity profits eliminated in consolidation. For the nine months ended September 30, 2023 and 2022, Harbor Point Parcel 3 had no operating activity; therefore, the Company received no allocated income.

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

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project ("Allied | Harbor Point"), which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and will serve as the project's general contractor. During the nine months ended September 30, 2023, the Company invested $53.2 million in Harbor Point Parcel 4. The Company has an estimated equity commitment of up to $108.9 million relating to this project. As of September 30, 2023 and December 31, 2022, the carrying value of the Company's investment in Harbor Point Parcel 4 was $85.4 million and $32.2 million, respectively, which excludes $0.6 million and $0.2 million, respectively, of intra-entity profits eliminated in consolidation. For the nine months ended September 30, 2023, Harbor Point Parcel 4 had no operating activity; therefore, the Company received no allocated income.

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

Table of Content
6. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of September 30, 2023 and December 31, 2022 ($ in thousands):

	Outstanding loan amount								Interest compounding
Development Project	September 30, 2023		December 31, 2022		Maximum principal commitment		Interest rate
Solis City Park II	$23,567	(a)	$19,062	(a)	$20,594		13.0%		Annually
Solis Gainesville II	21,471	(a)	6,638	(a)	19,595		14.0%	(b)	Annually
Solis Kennesaw	11,003	(a)	—		37,870		14.0%	(b)	Annually
Solis Peachtree Corners	7,798	(a)	—		28,440		15.0%	(b)	Annually
The Allure at Edinburgh	9,485	(a)	—		9,228		15.0%	(c)	None
The Interlock(d)	—		86,584	(a)	107,000	(e)	15.0%		None
Total mezzanine & preferred equity	73,324		112,284		$222,727
Constellation Energy Building note receivable	—		12,834
Other notes receivable	12,033	(a)	11,512	(a)
Notes receivable guarantee premium	—		701
Allowance for credit losses(f)	(1,644)		(1,292)
Total notes receivable	$83,713		$136,039
________________________________________
(a) Outstanding loan amounts include any accrued and unpaid interest, and accrued exit fees, as applicable.
(b) The interest rate varies over the life of the loans, and the Company also earns an unused commitment fee. Refer below under “Solis Gainesville II,” “Solis Kennesaw,” and “Solis Peachtree Corners” for further details.
(c) The interest rate varies over the life of the loan. Refer below under “The Allure at Edinburgh” for further details.
(d) This note receivable was redeemed on May 19, 2023 in connection with the Company’s acquisition of The Interlock. Refer below under “The Interlock” for further details.
(e) This amount includes interest reserves.
(f) The amounts as of September 30, 2023 and December 31, 2022 exclude $0.9 million and $0.3 million of Current Expected Credit Losses (“CECL”) allowance that relates to the unfunded commitments, which were recorded as a liability under other liabilities in the consolidated balance sheets.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and nine months ended September 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Development Project	2023		2022		2023		2022
Nexton Multifamily	$—		$680		$—		$1,966
Solis City Park II	740	(a)	329	(a)	2,142	(a)	554	(a)
Solis Gainesville II	717	(a)(b)	—		1,964	(a)(b)	—
Solis Kennesaw	1,164	(a)(b)	—		1,629	(a)(b)	—
Solis Peachtree Corners	617	(a)(b)	—		617	(a)(b)	—
The Allure at Edinburgh	258		—		258		—
The Interlock	—		2,363	(a)	3,647	(a)	7,550	(a)
Total mezzanine & preferred equity	3,496		3,372		10,257		10,070
Other interest income	194		118		566		340
Total interest income	$3,690		$3,490		$10,823		$10,410
________________________________________
(a) Includes recognition of interest income related to fee amortization.

Table of Content
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

Management has concluded that this entity is a VIE. Because the other investor in the project is the developer and managing member of Solis Kennesaw, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Solis Peachtree Corners

On July 26, 2023, the Company entered into a $28.4 million preferred equity investment for the development of a multifamily property located in Peachtree Corners, Georgia ("Solis Peachtree Corners"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on October 27, 2027. The Company's investment bears interest at a rate of 15.0% for the first 27 months. Beginning on November 1, 2025, the investment will bear interest at a rate of 9.0% for 12 months. On November 1, 2026, the investment will again bear interest at a rate of 15.0% through maturity. The interest compounds annually. The Company also earns an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually, and an equity fee on its commitment of $0.4 million to be amortized through redemption. The preferred equity investment is subject to a minimum interest guarantee of $12.0 million over the life of the investment.

Management has concluded that this entity is a VIE. Because the other investor in the project is the developer and managing member of Solis Peachtree Corners, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Table of Content
The Allure at Edinburgh

On July 26, 2023, the Company entered into a $9.2 million preferred equity investment for the development of a multifamily property located in Chesapeake, Virginia ("The Allure at Edinburgh"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on January 16, 2028. The Company's investment bears interest at a rate of 15.0%, which does not compound. Upon The Allure at Edinburgh obtaining a certificate of occupancy, the investment will bear interest at a rate of 10.0%. The common equity partner in the development property holds an option to sell the property to the Company at a predetermined amount if certain conditions are met. The Company also holds an option to purchase the property at any time prior to maturity of the preferred equity investment, and at the same predetermined amount as the common equity partner's option to sell.

Management has concluded that this entity is a VIE. Because the other investor in the project is the developer and managing member of The Allure at Edinburgh, the Company does not have the power to direct the activities of the project that most significantly impact its performance. Accordingly, the Company is not the project's primary beneficiary and does not consolidate the project in its consolidated financial statements.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of September 30, 2023, the Company had five real estate financing investments, which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

The Company updated the risk ratings for each of its notes receivable as of September 30, 2023 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of September 30, 2023 was "Pass" rated. The Company's analysis resulted in an allowance for loan losses of approximately $2.5 million as of September 30, 2023. An allowance related to unfunded commitments of approximately $0.9 million as of September 30, 2023 was recorded as Other liabilities on the consolidated balance sheet.

At September 30, 2023, the Company reported $83.7 million of notes receivable, net of allowances of $1.6 million. At December 31, 2022, the Company reported $136.0 million of notes receivable, net of allowances of $1.3 million. Changes in the allowance for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,292	$338	$1,630	$994	$10	$1,004
Unrealized credit loss provision (release)	817	519	1,336	514	344	858
Release due to redemption	(465)	—	(465)	—	—	—
Ending balance	$1,644	$857	$2,501	$1,508	$354	$1,862

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of December 31, 2022, the Company had the Constellation Energy Building note, which bore interest at 3% per annum, on non-accrual status. The principal balance of the note receivable was adequately secured by the seller's partnership interest. On January 14, 2023,

Table of Content
the Company acquired an additional 11% membership interest in the Constellation Energy Building, increasing its ownership interest to 90%, in exchange for full satisfaction of the note. As of September 30, 2023, there were no loans on non-accrual status.

7. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of September 30, 2023 during the next 12 to 24 months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$342	$17,515	$243	$4,881
Revenue recognized that was included in the balance at the beginning of the period	—	(17,515)	—	(4,881)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	24,570	—	16,312
Transferred to receivables	(342)	—	(478)	—
Construction contract costs and estimated earnings not billed during the period	440	—	232	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	—	(1,443)	235	(576)
Ending balance	$440	$23,127	$232	$15,736

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.9 million and $1.3 million were deferred as of September 30, 2023 and December 31, 2022, respectively. Amortization of pre-contract costs for the nine months ended September 30, 2023 and 2022 was $0.3 million and $0.8 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of September 30, 2023 and December 31, 2022, construction receivables included retentions of $25.4 million and $8.3 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of September 30, 2023 during the next 12 to 24 months. As of September 30, 2023 and December 31, 2022, construction payables included retentions of $33.5 million and $24.7 million, respectively. The Company expects to pay substantially all construction payables outstanding as of September 30, 2023 during the next 12 to 24 months.

Table of Content
The Company’s net position on uncompleted construction contracts comprised the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Costs incurred on uncompleted construction contracts	$595,195	$571,465
Estimated earnings	21,997	22,162
Billings	(639,879)	(610,800)
Net position	$(22,687)	$(17,173)

Construction contract costs and estimated earnings in excess of billings	$440	$342
Billings in excess of construction contract costs and estimated earnings	(23,127)	(17,515)
Net position	$(22,687)	$(17,173)
The above table reflects the net effect of projects closed as of September 30, 2023 and December 31, 2022, respectively.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning backlog	$592,787	$541,214	$665,564	$215,518
New contracts/change orders	20,646	53,966	135,414	449,712
Work performed	(99,855)	(69,251)	(287,400)	(139,301)
Ending backlog	$513,578	$525,929	$513,578	$525,929

The Company expects to complete a majority of the uncompleted contracts in place as of September 30, 2023 during the next 12 to 24 months.

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

On August 29, 2023, the Company increased the capacity of the revolving credit facility by $105.0 million by exercising the accordion feature in part, bringing the revolving credit facility capacity to $355.0 million and the total credit facility capacity to $655.0 million.

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

Table of Content
As of September 30, 2023 and December 31, 2022, the outstanding balance on the revolving credit facility was $200.0 million and $61.0 million, respectively. The outstanding balance on the term loan facility was $300.0 million as of both September 30, 2023 and December 31, 2022. As of September 30, 2023, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate caps and swaps, were 6.82% and 6.72%, respectively. After giving effect to interest rate caps and swaps, the effective interest rates on the revolving credit facility and the term loan facility were 4.40% and 3.02%, respectively, as of September 30, 2023. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

As of each of September 30, 2023 and December 31, 2022, the outstanding balance on the M&T term loan facility was $100.0 million. As of September 30, 2023, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 6.72%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.90% as of September 30, 2023. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

Table of Content

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

As of September 30, 2023, the outstanding balance on the TD term loan facility was $95.0 million. As of September 30, 2023, the effective interest rate on the TD term loan facility, before giving effect to interest rate swaps, was 6.82%. After giving effect to interest rate swaps, the effective interest rate on the TD term loan facility was 4.70% as of September 30, 2023. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

During the nine months ended September 30, 2023, the Company borrowed $27.7 million under its existing construction loans to fund new development and construction.

Table of Content
9. Derivative Financial Instruments

The Company enters into interest rate derivative contracts to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. Derivative financial instruments are recognized at fair value and presented within other assets and other liabilities in the condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of derivatives and other in the condensed consolidated statements of comprehensive income. For derivatives that qualify as cash flow hedges, the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

As of September 30, 2023, the Company had the following SOFR interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate		Premium Paid
11/1/2020	11/1/2023	$84,375	(a)	1.84%		$91
7/5/2022	1/1/2024	35,100	(a)	1.00%-3.00%	(b)	120	(c)
9/1/2022	9/1/2024	57,089	(a)(d)	1.00%-3.00%	(b)	1,370
Total		$176,564				$1,581
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
(d) Represents the notional amount as of September 30, 2023. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan. The maximum notional amount that will eventually be in effect is $73.6 million.

As of September 30, 2023, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$10,500	(a)	1-month SOFR	(b)	2.94%	4.34%	10/12/2018	10/12/2023
Floating rate pool of loans	50,000	(a)(c)	1-month SOFR		3.40%	4.91%	7/5/2023	1/1/2024
Constellation Energy Building	175,000	(a)(d)	1-month SOFR		1.84%	3.46%	4/1/2023	2/1/2024
Floating rate pool of loans	200,000	(a)(e)	1-month SOFR		3.39%	4.90%	7/1/2023	3/1/2024
Senior unsecured term loan	25,000	(a)	1-month SOFR	(b)	0.42%	1.82%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month SOFR	(b)	0.33%	1.73%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	Daily SOFR	(b)	0.44%	1.84%	4/1/2020	4/1/2024
Harbor Point Parcel 3 senior construction loan	90,000	(f)	1-month SOFR		2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	(g)	1-month SOFR		2.75%	4.26%	10/1/2023	10/1/2025
Revolving credit facility and TD unsecured term loan	100,000		Daily SOFR		3.20%	4.70%	5/19/2023	5/19/2026	(h)
Thames Street Wharf	68,253	(a)	Daily SOFR	(b)	0.93%	2.33%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000	(a)	1-month SOFR		3.50%	4.90%	12/6/2022	12/6/2027
Senior unsecured term loan	100,000		1-month SOFR		3.43%	4.83%	12/13/2022	1/21/2028
Total	$1,298,753
________________________________________
(a) Designated as a cash flow hedge.
(b) Transitioned to SOFR during the nine months ended September 30, 2023.
(c) On July 6, 2023, the Company terminated a SOFR corridor of 1.00%-3.00% with a notional amount of $50.0 million, and entered into this interest rate swap agreement. The Company paid a net zero premium for this transaction.

Table of Content
(d) Effective April 4, 2023, the Company terminated its 4.00% BSBY interest rate cap with a notional amount of $175.0 million and its BSBY corridor of 1.00%-3.00% with a notional amount of $175.0 million and, effective April 3, 2023, entered into this interest rate swap agreement. The Company paid a net zero premium for this transaction.
(e) On July 5, 2023, the Company terminated a SOFR corridor of 1.00%-3.00% with a notional amount of $200.0 million, and entered into this interest rate swap agreement. The Company paid a net zero premium for this transaction.
(f) This interest rate swap agreement reduces the Company's interest rate exposure on the $180.4 million senior construction loan secured by the Company's Harbor Point Parcel 3 equity method investment as described in Note 5. As such, the loan is not reflected on the Company's consolidated balance sheets. The Company also paid $3.6 million to reduce the swap fixed rate. This interest rate swap agreement was executed in September 2023, but was not effective until October 2, 2023.
(g) The Company paid $13.3 million to reduce the swap fixed rate. This interest rate swap agreement was executed in September 2023, but was not effective until October 1, 2023.
(h) Subject to cancellation by the counterparty beginning on May 1, 2025 and the first day of each month thereafter.

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive income to interest expense in the condensed consolidated statements of comprehensive income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates recognizing approximately $11.6 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive income into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$620,000	$22,465	$—	$250,000	$2,201	$—
Interest rate caps	—	—	—	289,479	2,102	—
Total derivatives not designated as accounting hedges	620,000	22,465	—	539,479	4,303	—
Derivatives designated as accounting hedges
Interest rate swaps	678,753	15,777	—	187,670	11,247	—
Interest rate caps	176,564	1,680	—	561,200	13,565	—
Total derivatives	$1,475,317	$39,922	$—	$1,288,349	$29,115	$—

The changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2023 and 2022 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate swaps	$4,952	$4,330	$12,188	$13,894
Interest rate caps	20	3,587	(346)	12,586
Total change in fair value of interest rate derivatives	$4,972	$7,917	$11,842	$26,480
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$1,484	$809	$1,974	$7,700
Unrealized cash flow hedge gains	3,488	7,108	9,868	18,780
Total change in fair value of interest rate derivatives	$4,972	$7,917	$11,842	$26,480

Table of Content
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

During the nine months ended September 30, 2023, the Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of November 3, 2023.

On April 3, 2023, in connection with the tender by a holder of Class A Units of 51,000 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.6 million.

On July 14, 2023, in connection with the tender by a holder of Class A Units of 10,146 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.1 million.

Noncontrolling Interests

As of September 30, 2023 and December 31, 2022, the Company held a 75.8% and 76.7% economic interest in the Operating Partnership, respectively. As of September 30, 2023, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 75.8% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of September 30, 2023, there were 21,603,062 Class A Units and 39,694 LTIP Units in the Operating Partnership ("LTIP Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly owned operating and development properties. The noncontrolling interest for consolidated real estate entities was $10.4 million and $24.1 million as of September 30, 2023 and December 31, 2022, respectively, which represents the minority partners' interest in certain joint venture entities.

Share Repurchase Program

On June 15, 2023, the Company adopted a $50.0 million share repurchase program (the "Share Repurchase Program"). Under the Share Repurchase Program, the Company may repurchase shares of common stock and Series A Preferred Stock from time to time in the open market, in block purchases, through privately negotiated transactions, the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or other means. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The Share Repurchase Program may be suspended or discontinued at any time by the Company and does not have an expiration date.

During the nine months ended September 30, 2023, the Company repurchased 62,293 shares of common stock. During the nine months ended September 30, 2023, the Company did not repurchase any shares of Series A Preferred Stock. As of September 30, 2023, $49.4 million remained available for repurchases under the Share Repurchase Program.

Table of Content

Dividends and Distributions

During the nine months ended September 30, 2023, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	11/04/2022	12/28/2023	01/05/2023	$0.190	$16,785
Common Stock/Class A Units	02/28/2023	03/29/2023	04/06/2023	0.190	16,825
Common Stock/Class A Units	05/08/2023	06/28/2023	07/06/2023	0.195	17,471
Common Stock/Class A Units	09/15/2023	09/27/2023	10/05/2023	0.195	17,476
Series A Preferred Stock	11/04/2022	01/03/2023	01/13/2023	0.421875	2,887
Series A Preferred Stock	02/28/2023	04/03/2023	04/14/2023	0.421875	2,887
Series A Preferred Stock	05/08/2023	07/03/2023	07/14/2023	0.421875	2,887
Series A Preferred Stock	09/15/2023	10/02/2023	10/13/2023	0.421875	2,887

11. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan, as amended June 14, 2023 (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, LTIP Units and other equity-based awards up to an aggregate of 3,400,000 shares of common stock. As of September 30, 2023, there were 1,567,039 shares available for issuance under the Equity Plan.

During the nine months ended September 30, 2023, the Company granted an aggregate of 432,605 shares of restricted stock and LTIP Units to employees and non-employee directors with a weighted average grant date fair value of $12.47 per share or LTIP Unit. Of those shares, 87,986 were surrendered by the employees for income tax withholdings and 2,800 were forfeited in accordance with service conditions of grants (excluding items noted below). Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards or LTIP Units may vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards and LTIP Units are entitled to receive distributions from their grant date.

During the three months ended September 30, 2023 and 2022, the Company recognized $0.9 million and $0.7 million, respectively, of stock-based compensation cost. During the nine months ended September 30, 2023 and 2022, the Company recognized $3.3 million and $3.1 million, respectively, of stock-based compensation cost. As of September 30, 2023, there were 312,233 non-vested restricted shares and LTIP Units outstanding; the total unrecognized compensation expense related to non-vested restricted shares and LTIP Units was $2.4 million, which the Company expects to recognize over the next 30 months.

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

Table of Content
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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(a)	$1,333,114	$1,307,552	$1,079,233	$1,058,530
Notes receivable, net	83,713	83,713	136,039	136,039
Interest rate swap and cap assets	39,922	39,922	29,115	29,115
________________________________________
(a) Excludes $11.3 million and $11.0 million of deferred financing costs as of September 30, 2023 and December 31, 2022, respectively.

13. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue and gross profit from construction contracts with these entities for the three and nine months ended September 30, 2023 and 2022 were nominal. There were no outstanding construction receivables due from related parties as of September 30, 2023 and December 31, 2022.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures. See Note 5 for more information. During the three and nine months ended September 30, 2023, the Company recognized gross profit of $0.3 million and $1.0 million, respectively, relating to these construction contracts. During the three and nine months ended September 30, 2022, the Company recognized gross profit of $0.2 million and $0.4 million, respectively, relating to these construction contracts.
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

Table of Content
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

Guarantees

In connection with certain of the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of September 30, 2023, the Company had an outstanding guarantee liability of $0.1 million related to the $32.9 million senior loan on the Harbor Point Parcel 4. As of September 30, 2023, no amounts have been funded on this senior loan.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $7.7 million and $8.5 million as of September 30, 2023 and December 31, 2022, respectively.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of September 30, 2023, the Company had six notes receivable with a total of $52.1 million of unfunded commitments. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of September 30, 2023, the Company has recorded a $0.9 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in other liabilities in the consolidated balance sheet. See Note 6 for more information.

15. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Indebtedness

From October 1, 2023 through November 3, 2023, the Company had net borrowings of $49.0 million on the revolving credit facility.

Derivative Financial Instruments

On October 11, 2023, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million and a SOFR rate of 2.75%. The interest rate swap is effective November 1, 2023 and will expire on November 1, 2025. The Company paid a $3.9 million premium for this transaction.

Equity

From October 2, 2023 through October 9, 2023, the Company repurchased 533,699 shares of common stock under the Share Repurchase Program for $5.5 million. As of November 3, 2023, the Company had approximately $43.8 million remaining available for repurchases under the program.

On October 2, 2023, in connection with the tender by a holder of Class A Units of 50,000 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

Table of Content
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

Table of Content
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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We caution investors not to place undue reliance on these forward-looking statements and urge investors to carefully review the disclosures we make concerning risks and uncertainties in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K, as well as risks, uncertainties, and other factors discussed in this Quarterly Report on Form 10-Q, and other documents that we file from time to time with the Securities and Exchange Commission (the "SEC").

Business Description

We are a vertically-integrated, self-managed REIT with over four decades of experience developing, building, acquiring, and managing high-quality retail, office, and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. We also provide general construction and development services to third-party clients, in addition to developing and building properties to be placed into our stabilized portfolio. As of September 30, 2023, our operating property portfolio consisted of the following properties:

Property	Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
Apex Entertainment*	Virginia Beach, Virginia	100%
Columbus Village*	Virginia Beach, Virginia	100%
Columbus Village II(1)*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail*	Newport News, Virginia	65%	(2)
Delray Beach Plaza*	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%
Hanbury Village	Chesapeake, Virginia	100%

Table of Content

Lexington Square	Lexington, South Carolina	100%
Market at Mill Creek	Mount Pleasant, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%
Parkway Centre	Moultrie, Georgia	100%
Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Southeast Sunbelt
Nexton Square*	Summerville, South Carolina	100%
North Hampton Market	Taylors, South Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza*	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%

Office
Town Center of Virginia Beach
4525 Main Street*	Virginia Beach, Virginia	100%
Armada Hoffler Tower*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
One City Center*	Durham, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic
Brooks Crossing Office*	Newport News, Virginia	100%

Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, Virginia	100%
Premier Apartments*	Virginia Beach, Virginia	100%
The Cosmopolitan*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront

Table of Content

1305 Dock Street*	Baltimore, Maryland	90%
1405 Point*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill*	Belmont, North Carolina	85%	(2)
Greenside Apartments	Charlotte, North Carolina	100%
The Everly(3)*	Gainesville, Georgia	100%
Mid-Atlantic
The Edison*	Richmond, Virginia	100%
Liberty Apartments*	Newport News, Virginia	100%
Smith's Landing	Blacksburg, Virginia	100%
________________________________________
*Located in a mixed-use development.
(1) Not stabilized due to redevelopment.
(2) We are entitled to a preferred return on our investment in this property.
(3) Formerly known as Gainesville Apartments.

As of September 30, 2023, the following property, which we consolidate for financial reporting purposes, was under development:

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

On September 20, 2023, we exercised our option to purchase an outparcel adjacent to Brooks Crossing Retail and subsequently sold the outparcel. The gain recorded on this disposition was $0.2 million.

Preferred Equity Investments

Solis Gainesville II

On March 29, 2023, the Solis Gainesville II preferred equity investment was modified to adjust the interest rate. The interest rate of 14% remains effective through the first 24 months of the investment. Beginning on October 3, 2024, the

Table of Content
investment will bear interest at a rate of 10% for 12 months. On October 3, 2025, the investment will again bear interest at a rate of 14% through maturity. Additionally, the amendment introduced an unused commitment fee of 10% on the unfunded portion of the investment's maximum loan commitment, which is effective January 1, 2023. Both the interest and unused commitment fee compound annually. The preferred equity investment remains subject to minimum interest guarantee of $5.9 million over the life of the investment, which represents approximately 24 months of interest.

Solis Kennesaw

On May 25, 2023, we entered into a $37.9 million preferred equity investment for the development of a multifamily property located in Marietta, Georgia. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on May 25, 2027, and it is accounted for as a note receivable. Our investment bears interest at a rate of 14.0% for the first 24 months. Beginning on May 25, 2025, the investment will bear interest at a rate of 9.0% for the following twelve months. On May 25, 2026, the investment will again bear interest at a rate of 14.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 11.0%, which does not compound, and an equity fee on our commitment of $0.6 million to be amortized through redemption. The preferred equity investment is subject to a minimum interest guarantee of $13.1 million over the life of the investment, which represents approximately 27 months of interest.

Solis Peachtree Corners

On July 26, 2023, we entered into a $28.4 million preferred equity investment for the development of a multifamily property located in Peachtree Corners, Georgia ("Solis Peachtree Corners"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on October 27, 2027. Our investment bears interest at a rate of 15.0% for the first 27 months. Beginning on November 1, 2025, the investment will bear interest at a rate of 9.0% for 12 months. On November 1, 2026, the investment will again bear interest at a rate of 15.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually, and an equity fee on our commitment of $0.4 million to be amortized through redemption. The preferred equity investment is subject to a minimum interest guarantee of $12.0 million over the life of the investment, which represents approximately 30 months of interest.

The Allure at Edinburgh

On July 26, 2023, we entered into a $9.2 million preferred equity investment for the development of a multifamily property located in Chesapeake, Virginia ("The Allure at Edinburgh"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on January 16, 2028. Our investment bears interest at a rate of 15.0%, which does not compound. Upon The Allure at Edinburgh obtaining a certificate of occupancy, the investment will bear interest at a rate of 10.0%. The common equity partner in the development property holds an option to sell the property to us at a predetermined amount if certain conditions are met. We also hold an option to purchase the property at any time prior to maturity of the preferred equity investment, and at the same predetermined amount as the common equity partner's option to sell.

Third Quarter 2023 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2023 and other recent developments:

•Net income attributable to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $5.3 million, or $0.06 per diluted share, compared to $33.9 million, or $0.38 per diluted share, for the three months ended September 30, 2022.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $27.6 million, or $0.31 per diluted share, compared to $22.7 million, or $0.26 per diluted share, for the three months ended September 30, 2022. See "Non-GAAP Financial Measures."

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $27.7 million, or $0.31 per diluted share, compared to $25.8 million, or $0.29 per diluted share, for the three months ended September 30, 2022. See "Non-GAAP Financial Measures."

Table of Content
•Maintained a 97% weighted average portfolio occupancy as of September 30, 2023. Retail occupancy was 98%, office occupancy was 96%, and multifamily occupancy was 96%.

•Third quarter commercial lease renewal spreads increased 14.5% on a GAAP basis.

•Same Store NOI increased 4.4% on a GAAP basis compared to the quarter ended September 30, 2022:
◦Retail Same Store NOI increased 6.6% on a GAAP basis.
◦Office Same Store NOI increased 2.3% on a GAAP basis.
◦Multifamily Same Store NOI increased 3.1% on a GAAP basis.

•Third-party construction backlog as of September 30, 2023 was $513.6 million and construction gross profit for the third quarter was $3.3 million.

Segment Results of Operations

As of September 30, 2023, we operated our business in five segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Our general contracting and real estate services segment is conducted through our taxable REIT subsidiary ("TRS"). Net operating income ("NOI") is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues for our property segments, general contracting and real estate services revenues for our general contracting and real estate services segment, and interest income for our real estate financing segment. Segment expenses include rental expenses and real estate taxes for our property segments, general contracting and real estate services expenses for our general contracting and real estate services segment, and interest expense for our real estate financing segment. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$25,858	$21,223	$4,635	$73,004	$64,197	$8,807
Property expenses	6,437	5,626	811	18,504	16,969	1,535
Segment NOI	$19,421	$15,597	$3,824	$54,500	$47,228	$7,272

Retail segment NOI for the three and nine months ended September 30, 2023 increased 24.5% and 15.4%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to the acquisition of The Interlock Retail in May 2023 and Pembroke Square in November 2022.

Table of Content

Retail Same Store Results

Retail same store results for the three and nine months ended September 30, 2023 and 2022 exclude Pembroke Square and The Interlock Retail, as well as Columbus Village II due to redevelopment.

Retail same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$21,970	$20,942	$1,028	$65,471	$62,682	$2,789
Property expenses	5,247	5,255	(8)	15,870	15,776	94
Same Store NOI	$16,723	$15,687	$1,036	$49,601	$46,906	$2,695
Non-Same Store NOI	2,698	(90)	2,788	4,899	322	4,577
Segment NOI	$19,421	$15,597	$3,824	$54,500	$47,228	$7,272

Retail same store NOI for the three and nine months ended September 30, 2023 increased 6.6% and 5.7%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to higher occupancy throughout the portfolio as well as bad debt recoveries received at various properties.

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$22,077	$18,687	$3,390	$62,156	$54,024	$8,132
Property expenses	8,187	6,930	1,257	22,806	19,209	3,597
Segment NOI	$13,890	$11,757	$2,133	$39,350	$34,815	$4,535

Office segment NOI for the three and nine months ended September 30, 2023 increased 18.1% and 13.0%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to the acquisition of The Interlock Office in May 2023 as well as increased occupancy at Wills Wharf.

Office Same Store Results

Office same store results for the three and nine months ended September 30, 2023 and 2022 exclude The Interlock Office. Office same store results for the nine months ended September 30, 2023 and 2022 also exclude Wills Wharf and the Constellation Office.

Office same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$19,515	$18,687	$828	$31,240	$30,861	$379
Property expenses	7,242	6,687	555	12,057	11,219	838
Same Store NOI	$12,273	$12,000	$273	$19,183	$19,642	$(459)
Non-Same Store NOI	1,617	(243)	1,860	20,167	15,173	4,994
Segment NOI	$13,890	$11,757	$2,133	$39,350	$34,815	$4,535

Office same store NOI for the three and nine months ended September 30, 2023 was materially consistent with the three and nine months ended September 30, 2022.

Table of Content

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$14,978	$13,833	$1,145	$43,922	$45,381	$(1,459)
Property expenses	5,999	5,645	354	16,992	18,618	(1,626)
Segment NOI	$8,979	$8,188	$791	$26,930	$26,763	$167

Multifamily segment NOI for the three and nine months ended September 30, 2023 increased 9.7% and 0.6%, respectively, compared to the three and nine months ended September 30, 2022 primarily due to the commencement of operations at Chronicle Mill.

Multifamily Same Store Results

Multifamily same store results for the three and nine months ended September 30, 2023 and 2022 exclude Chronicle Mill, as well as The Residences of Annapolis Junction, Hoffler Place, and Summit Place, which were disposed in 2022. Multifamily same store results for the nine months ended September 30, 2023 and 2022 also exclude 1305 Dock Street and The Everly.

Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Rental revenues	$13,728	$13,154	$574	$34,594	$32,901	$1,693
Property expenses	5,456	5,133	323	13,413	12,624	789
Same Store NOI	$8,272	$8,021	$251	$21,181	$20,277	$904
Non-Same Store NOI	707	167	540	5,749	6,486	(737)
Segment NOI	$8,979	$8,188	$791	$26,930	$26,763	$167

Multifamily same store NOI for the three and nine months ended September 30, 2023 increased 3.1% and 4.5%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to increased rental rates across multiple properties.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
General contracting and real estate services revenues	$99,408	$69,024	$30,384	$286,220	$138,947	$147,273
General contracting and real estate services expenses	96,095	66,252	29,843	276,336	133,491	142,845
Segment gross profit	$3,313	$2,772	$541	$9,884	$5,456	$4,428
Operating margin	3.3%	4.0%	(0.7)%	3.5%	3.9%	(0.5)%

General contracting and real estate services segment gross profit for the three and nine months ended September 30, 2023 increased $0.5 million and $4.4 million, respectively, compared to the three and nine months ended September 30, 2022, primarily due to the increase in contract volume experienced in 2023, partially as a result of work deferred to the current period as a result of COVID-19.

Table of Content

The changes in third party construction backlog for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning backlog	$592,787	$541,214	$665,564	$215,518
New contracts/change orders	20,646	53,966	135,414	449,712
Work performed	(99,855)	(69,251)	(287,400)	(139,301)
Ending backlog	$513,578	$525,929	$513,578	$525,929

As of September 30, 2023, we had $270.3 million in the backlog relating to the Harbor Point Parcel 3 and Harbor Point Parcel 4 developments in Baltimore.

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

Real estate financing interest income, interest expense, and gross profit for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Interest income	$3,496	$3,372	$124	$10,257	$10,070	$187
Interest expense	728	840	(112)	2,634	2,482	152
Segment gross profit	$2,768	$2,532	$236	$7,623	$7,588	$35
Operating margin	79.2%	75.1%	4.1%	74.3%	75.4%	(1.0)%

Real estate financing gross profit for the three months ended September 30, 2023 increased 9.3% compared to the three months ended September 30, 2022, primarily due to higher interest income rates on outstanding real estate financing investments in 2023, partially offset by rising interest rates on debt used to fund our investments. Real estate financing gross profit for the nine months ended September 30, 2023 was materially consistent with the nine months ended September 30, 2022.

Table of Content
Consolidated Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2023 and 2022 (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues
Rental revenues	$62,913	$53,743	$9,170	$179,082	$163,602	$15,480
General contracting and real estate services revenues	99,408	69,024	30,384	286,220	138,947	147,273
Interest income	3,690	3,490	200	10,823	10,410	413
Total revenues	166,011	126,257	39,754	476,125	312,959	163,166

Expenses
Rental expenses	14,756	12,747	2,009	41,392	38,101	3,291
Real estate taxes	5,867	5,454	413	16,910	16,695	215
General contracting and real estate services expenses	96,095	66,252	29,843	276,336	133,491	142,845
Depreciation and amortization	22,462	17,527	4,935	60,808	54,865	5,943
Amortization of right-of-use assets - finance leases	425	278	147	1,049	833	216
General and administrative expenses	4,286	3,854	432	13,786	12,179	1,607
Acquisition, development, and other pursuit costs	—	—	—	18	37	(19)
Impairment charges	5	—	5	107	333	(226)
Total expenses	143,896	106,112	37,784	410,406	256,534	153,872
Gain on real estate dispositions, net	227	33,931	(33,704)	738	53,424	(52,686)
Operating income	22,342	54,076	(31,734)	66,457	109,849	(43,392)
Interest expense	(15,444)	(10,345)	(5,099)	(41,375)	(28,747)	(12,628)
Loss on extinguishment of debt	—	(2,123)	2,123	—	(2,899)	2,899
Change in fair value of derivatives and other	2,466	782	1,684	5,024	7,512	(2,488)
Unrealized credit loss (provision) release	(694)	42	(736)	(871)	(858)	(13)
Other income (expense), net	63	118	(55)	324	415	(91)
Income before taxes	8,733	42,550	(33,817)	29,559	85,272	(55,713)
Income tax (provision) benefit	(310)	(181)	(129)	(834)	140	(974)
Net income	8,423	42,369	(33,946)	28,725	85,412	(56,687)
Net income attributable to noncontrolling interests in investment entities	(193)	(5,583)	5,390	(616)	(5,811)	5,195
Preferred stock dividends	(2,887)	(2,887)	—	(8,661)	(8,661)	—
Net income attributable to common stockholders and OP Unitholders	$5,343	$33,899	$(28,556)	$19,448	$70,940	$(51,492)

Rental revenues for the three and nine months ended September 30, 2023 increased 17.1% and 9.5%, respectively, compared to the three and nine months ended September 30, 2022 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Retail	$25,858	$21,223	$4,635	$73,004	$64,197	$8,807
Office	22,077	18,687	3,390	62,156	54,024	8,132
Multifamily	14,978	13,833	1,145	43,922	45,381	(1,459)
	$62,913	$53,743	$9,170	$179,082	$163,602	$15,480

Table of Content

 Retail rental revenues for the three and nine months ended September 30, 2023 increased 21.8% and 13.7%, respectively, compared to the three and nine months ended September 30, 2022, primarily as a result of the acquisition of The Interlock Retail in May 2023 and Pembroke Square in November 2022.

Office rental revenues for the three and nine months ended September 30, 2023 increased 18.1% and 15.1%, respectively, compared to the three and nine months ended September 30, 2022, primarily as a result of the acquisition of The Interlock Office in May 2023, as well as higher occupancy at Wills Wharf.

Multifamily rental revenues for the three months ended September 30, 2023 increased 8.3% compared to the three months ended September 30, 2022, primarily as a result of the commencement of operations at Chronicle Mill. Multifamily rental revenues for the nine months ended September 30, 2023 decreased 3.2% compared to the nine months ended September 30, 2022, primarily as a result of the disposition of The Residences at Annapolis Junction in July 2022.

General contracting and real estate services revenues for the three and nine months ended September 30, 2023 increased $30.4 million and $147.3 million, respectively, compared to the three and nine months ended September 30, 2022 due to the timing of commencement of new third-party construction projects in 2023 and higher contract volume.

Interest income for the three and nine months ended September 30, 2023 increased 5.7% and 4.0%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to new real estate financing investments in 2023, partially offset by the repayment of the Nexton Multifamily real estate financing investment in December 2022 and the redemption of The Interlock real estate financing investment in May 2023.

Rental expenses for the three and nine months ended September 30, 2023 increased 15.8% and 8.6%, respectively, compared to the three and nine months ended September 30, 2022 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Retail	$4,125	$3,420	$705	$11,715	$10,254	$1,461
Office	5,925	4,886	1,039	16,282	13,626	2,656
Multifamily	4,706	4,441	265	13,395	14,221	(826)
	$14,756	$12,747	$2,009	$41,392	$38,101	$3,291

Retail rental expenses for the three and nine months ended September 30, 2023 increased 20.6% and 14.2%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to the acquisition of The Interlock Retail in May 2023 and the Constellation Office in January 2022.

Office rental expenses for the three and nine months ended September 30, 2023 increased 21.3% and 19.5%, respectively, compared to the three and nine months ended September 30, 2022, primarily as a result of the acquisition of The Interlock Office in May 2023.

Multifamily rental expenses for the three months ended September 30, 2023 increased 6.0% compared to the three months ended September 30, 2022 primarily due to the commencement of operations at Chronicle Mill, which was partially offset by the disposition of Annapolis Junction in July 2022. Multifamily rental expenses for the nine months ended September 30, 2023 decreased 5.8% compared to the nine months ended September 30, 2022, primarily due to the disposition of The Residences at Annapolis Junction in July 2022, which was partially offset by the commencement of operations at Chronicle Mill.

Table of Content
Real estate taxes for the three and nine months ended September 30, 2023 increased 7.6% and 1.3%, respectively, compared to the three and nine months ended September 30, 2022 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Retail	$2,312	$2,206	$106	$6,789	$6,715	$74
Office	2,262	2,044	218	6,524	5,583	941
Multifamily	1,293	1,204	89	3,597	4,397	(800)
	$5,867	$5,454	$413	$16,910	$16,695	$215

Retail real estate taxes for the three and nine months ended September 30, 2023 increased 4.8% and 1.1%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to the acquisition of The Interlock Retail in May 2023 and Pembroke Square in November 2022.

Office real estate taxes for the three and nine months ended September 30, 2023 increased 10.7% and 16.9%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to the acquisition of The Interlock Office in May 2023 as well as increases in property tax assessments.

Multifamily real estate taxes for the three months ended September 30, 2023 increased 7.4% compared to the three months ended September 30, 2022, primarily due to increases in property tax assessments. Multifamily real estate taxes for the nine months ended September 30, 2023 decreased 18.2% compared to the nine September 30, 2022 primarily due to the dispositions of The Residences of Annapolis Junction in July 2022, Hoffler Place in April 2022, and Summit Place in April 2022.

General contracting and real estate services expenses for the three and nine months ended September 30, 2023 increased $29.8 million and $142.8 million, respectively, compared to the three and nine months ended September 30, 2022 due to new third-party contracts undertaken in 2023.

Depreciation and amortization for the three and nine months ended September 30, 2023 increased 28.2% and 10.8%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to the acquisition of The Interlock in May 2023 and Pembroke Square in November 2022.

Amortization of right-of-use assets - finance leases for the three and nine months ended September 30, 2023 increased 52.9% and 25.9%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to the ground lease assumed in conjunction with the acquisition of The Interlock.
General and administrative expenses for the three and nine months ended September 30, 2023 increased 11.2% and 13.2%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to increased employee headcount as well as higher compensation, benefits, and training and development costs resulting from increased investment in human capital. The increase is further explained by an increase in professional services expenses in connection with debt and equity transactions.

Acquisition, development and other pursuit costs for the three and nine months ended September 30, 2023 were materially consistent with the three and nine months ended September 30, 2022.

Impairment charges for the three and nine months ended September 30, 2023 and September 30, 2022 were immaterial.

Interest expense for the three and nine months ended September 30, 2023 increased 49.3% and 43.9%, respectively, compared to the three and nine months ended September 30, 2022, primarily due to higher levels of indebtedness in connection with the funding of development projects, real estate financing investments, and acquisitions and the amortization of additional debt financing costs, partially offset by debt paid off in connection with dispositions. The increase is also attributable to rising interest rates, largely offset by hedging interest rate derivatives.

There was no loss on extinguishment of debt for the three and nine months ended September 30, 2023. Loss on extinguishment of debt of $2.1 million and $2.9 million for the three and nine months ended September 30, 2022, respectively, primarily relates to the loan payoffs of Marketplace at Hilltop, Brooks Crossing Office, One City Center, 1405 Point, Red Mill

Table of Content
West and Delray Beach Plaza, the refinance of Liberty Apartments and Nexton Square, and the loan payoffs associated with the dispositions of Hoffler Place, Summit Place, and the Costco outparcel at North Pointe.

The change in fair value of derivatives and other for the three months ended September 30, 2023 includes fair value increases for our derivative instruments due to increases in forward SOFR (the Secured Overnight Financing Rate). The change in fair value of derivatives and other for the nine months ended September 30, 2023 includes fair value increases for our derivative instruments due to increases in forward SOFR, LIBOR (the London Inter-Bank Offered Rate), and BSBY (the Bloomberg Short-Term Yield Index).

Changes in unrealized credit loss (provision) release for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were primarily the result of increases in note receivable balances for the Solis Peachtree Corners and The Allure at Edinburgh real estate financing investments.

Other income (expense), net for the three and nine months ended September 30, 2023 decreased compared to the three and nine months ended September 30, 2022. The decreases were immaterial.

The income tax provision and benefits that we recognized during the three and nine months ended September 30, 2023 and 2022 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of September 30, 2023, we had unrestricted cash and cash equivalents of $32.7 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $2.3 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of September 30, 2023, we had $155.0 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $53.4 million of available borrowings under our construction loans to fund development activities. During the three months ended September 30, 2023, we increased outstanding borrowings on our revolving credit facility by $46.0 million, which were largely used to fund our Solis Peachtree Corners and The Allure at Edinburgh real estate financing investments, as well as our Harbor Point Parcel 4 mixed-use development project.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. We continue to implement this transformation in the current fiscal year. As of September 30, 2023, unsecured debt represented 52.4% of our total borrowings compared to 32.2% as of September 30, 2022.

We have no loans scheduled to mature during the remainder of 2023.
ATM Program

On March 10, 2020, we commenced an at-the-market continuous equity offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock and shares of our 6.75% Series A

Table of Content
Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through our sales agents and, with respect to shares of our common stock, may enter into separate forward sales agreements to or through the forward purchaser.

During the nine months ended September 30, 2023, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of November 3, 2023.

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

During the nine months ended September 30, 2023, we repurchased 62,293 shares of common stock. During the nine months ended September 30, 2023, we did not repurchase any shares of Series A Preferred Stock. As of September 30, 2023, $49.4 million remained available for repurchases under the Share Repurchase Program.

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

On August 29, 2023, we increased the capacity of the revolving credit facility by $105.0 million by exercising the accordion feature in part, bringing the revolving credit facility capacity to $355.0 million and the total credit facility capacity to $655.0 million.

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $335.8 million, as of September 30, 2023.

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

Table of Content
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

The Credit Agreement limits our ability to pay cash dividends if a default has occurred and is continuing or would result therefrom. However, if certain defaults or events of default exist, we may pay cash dividends to the extent necessary to (i) maintain our status as a REIT and (ii) avoid federal or state income excise taxes. The Credit Agreement also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans, and unconsolidated affiliates, and restricts our ability to repurchase stock and OP Units during the term of the credit facility.

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

Table of Content
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

Table of Content
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

Table of Content
Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2023 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date (b)	Balance at Maturity
Secured Debt
Chronicle Mill	$34,300	SOFR+	3.00%	6.43%		May 5, 2024	$34,300
Red Mill Central	1,881		4.80%			June 17, 2024	1,765
Premier Apartments(c)	16,094	SOFR+	1.55%	6.98%		October 31, 2024	15,830
Premier Retail(c)	7,937	SOFR+	1.55%	6.98%		October 31, 2024	7,797
Red Mill South	4,939		3.57%			May 1, 2025	4,383
Market at Mill Creek	11,509	SOFR+	1.55%	6.98%		July 12, 2025	10,376
The Everly	30,000	SOFR+	1.50%	6.82%		December 20, 2025	30,000
Encore Apartments(d)	23,563		2.93%			February 10, 2026	22,211
4525 Main Street(d)	30,253		2.93%			February 10, 2026	28,515
Southern Post	20,993	SOFR+	2.25%	5.57%		August 25, 2026	20,993
Thames Street Wharf	68,253	SOFR+	1.30%	2.33%	(e)	September 30, 2026	60,839
Constellation Energy Building	175,000	SOFR+	1.50%	3.46%	(e)	November 1, 2026	175,000
Southgate Square	25,547	SOFR+	1.90%	7.32%		December 21, 2026	22,811
Nexton Square	21,734	SOFR+	1.95%	7.27%		June 30, 2027	19,487
Liberty Apartments	20,673	SOFR+	1.50%	6.82%		September 27, 2027	19,230
Greenbrier Square	19,663		3.74%			October 10, 2027	18,049
Lexington Square	13,673		4.50%			September 1, 2028	12,044
Red Mill North	3,992		4.73%			December 31, 2028	3,295
Greenside Apartments	31,297		3.17%			December 15, 2029	26,095
Smith's Landing	14,821		4.05%			June 1, 2035	384
The Edison	15,276		5.30%			December 1, 2044	100
The Cosmopolitan	40,589		3.35%			July 1, 2051	187
Total secured debt	$631,987						$533,691
Unsecured debt
TD unsecured term loan	$95,000	SOFR+	1.35%-1.90%	4.70%	(e)	May 19, 2025	$95,000
Senior unsecured revolving credit facility	195,000	SOFR+	1.30%-1.85%	6.82%		January 22, 2027	195,000
Senior unsecured revolving credit facility (fixed)	5,000	SOFR+	1.30%-1.85%	4.70%	(e)	January 22, 2027	5,000
M&T unsecured term loan	100,000	SOFR+	1.25%-1.80%	4.90%	(e)	March 8, 2027	100,000
Senior unsecured term loan	114,500	SOFR+	1.25%-1.80%	6.72%		January 21, 2028	114,500
Senior unsecured term loan (fixed)	185,500	SOFR+	1.25%-1.80%	1.73%-4.83%	(e)	January 21, 2028	185,500
Total unsecured debt	695,000						695,000
Total principal balances	$1,326,987						$1,228,691
Other notes payable(f)	6,127
Unamortized GAAP adjustments	(11,322)
Indebtedness, net	$1,321,792
_______________________________________
(a) SOFR is determined by individual lenders.
(b) Does not reflect the effect of any maturity extension options.
(c) Cross collateralized.
(d) Cross collateralized.
(e) Includes debt subject to interest rate swap locks.
(f) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 40-year remaining lease term.

As of September 30, 2023, we were in compliance with all loan covenants on our outstanding indebtedness.

Table of Content
As of September 30, 2023, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)	Amount Due	Percentage of Total
2023 (excluding nine months ended September 30, 2023)	$2,476	*
2024	70,068	5%
2025	150,495	11%
2026	338,519	26%
2027	361,561	27%
Thereafter	403,868	31%
Total	$1,326,987	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.
* Less than one percent

Interest Rate Derivatives

As of September 30, 2023, we were party to the following SOFR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate		Notional Amount
11/1/2020	11/1/2023	1.84%		$84,375
7/5/2022	1/1/2024	1.00%-3.00%	(a)	35,100
9/1/2022	9/1/2024	1.00%-3.00%	(a)	57,089	(b)
Total				$176,564
________________________________________
(a) We purchased interest rate caps at 1.00% and sold interest rate caps at 3.00%, resulting in interest rate cap corridors of 1.00% and 3.00%. The intended goal of these corridors is to provide a level of protection from the effect of rising interest rates and reduce the all-in cost of the derivative instrument.
(b) Represents the notional amount as of September 30, 2023. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan. The maximum notional amount that will eventually be in effect is $73.6 million.

As of September 30, 2023, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$10,500	1-month SOFR	(a)	2.94%	4.34%	10/12/2018	10/12/2023
Floating rate pool of loans	50,000	1-month SOFR	(b)	3.40%	4.91%	7/5/2023	1/1/2024
Constellation Energy Building	175,000	1-month SOFR	(c)	1.84%	3.46%	4/1/2023	2/1/2024
Floating rate pool of loans	200,000	1-month SOFR	(d)	3.39%	4.90%	7/1/2023	3/1/2024
Senior unsecured term loan	25,000	1-month SOFR	(a)	0.42%	1.82%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month SOFR	(a)	0.33%	1.73%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	Daily SOFR	(a)	0.44%	1.84%	4/1/2020	4/1/2024
Harbor Point Parcel 3 senior construction loan	90,000	1-month SOFR	(e)	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	1-month SOFR	(f)	2.75%	4.26%	10/1/2023	10/1/2025
Revolving credit facility and TD unsecured term loan	100,000	Daily SOFR		3.20%	4.70%	05/19/2023	5/19/2026	(g)
Thames Street Wharf	68,253	Daily SOFR	(a)	0.93%	2.33%	09/30/2021	9/30/2026
M&T unsecured term loan	100,000	1-month SOFR		3.50%	4.90%	12/06/2022	12/06/2027
Senior unsecured term loan	100,000	1-month SOFR		3.43%	4.83%	12/13/2022	1/21/2028
Total	$1,298,753
________________________________________

Table of Content
(a) Transitioned to SOFR during the nine months ended September 30, 2023.
(b) On July 6, 2023, we terminated a SOFR corridor of 1.00%-3.00% with a notional amount of $50.0 million and entered into this interest rate swap agreement. We paid a net zero premium for this transaction.
(c) Effective April 4, 2023, we terminated our 4.00% BSBY interest rate cap with a notional amount of $175.0 million and our BSBY corridor of 1.00%-3.00% with a notional amount of $175.0 million and, effective April 3, 2023, entered into this interest rate swap agreement. We paid a net zero premium for this transaction.
(d) On July 5, 2023, we terminated a SOFR corridor of 1.00%-3.00% with a notional amount of $200.0 million, and entered into this interest rate swap agreement. We paid a net zero premium for this transaction.
(e) This interest rate swap agreement reduces our interest rate exposure on the $180.4 million senior construction loan secured by our Harbor Point Parcel 3 equity method investment. As such, the loan is not reflected on our consolidated balance sheets. We also paid $3.6 million to reduce the swap fixed rate. This interest rate swap agreement was executed in September 2023, but was not effective until October 2, 2023.
(f) We paid $13.3 million to reduce the swap fixed rate. This interest rate swap agreement was executed in September 2023, but was not effective until October 1, 2023.
(g) Subject to cancellation by the counterparty beginning on May 1, 2025 and the first day of each month thereafter.
Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of September 30, 2023, we had an outstanding guarantee liability of $0.1 million related to the $32.9 million senior loan on the Harbor Point Parcel 4. As of September 30, 2023, no amounts have been funded on this senior loan.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we are responsible for providing a completion guarantee to the lender for this project.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of September 30, 2023, our off-balance sheet arrangements consisted of $52.1 million of unfunded commitments of our notes receivable. We have recorded a $0.9 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating Activities	$78,290	$78,267	$23
Investing Activities	(177,327)	17,546	(194,873)
Financing Activities	82,177	(76,691)	158,868
Net Increase (decrease)	$(16,860)	$19,122	$(35,982)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$51,865	$40,443
Cash, Cash Equivalents, and Restricted Cash, End of Period	$35,005	$59,565

Net cash provided by operating activities during the nine months ended September 30, 2023 was materially consistent with the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, net cash used in investing activities increased $194.9 million compared to the nine months ended September 30, 2022 primarily because of proceeds received for dispositions in 2022, as well as increases in real estate financing note receivable issuances.

During the nine months ended September 30, 2023, net cash provided by financing activities increased $158.9 million

Table of Content
compared to the nine months ended September 30, 2022 primarily due to higher net borrowings in 2023 partially offset by the absence of equity issuances during the nine months ended September 30, 2023 compared to equity issuances of $65.2 million during the nine months ended September 30, 2022.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our period-over-period performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, debt extinguishment losses and prepayment penalties, impairment and accelerated amortization of intangible assets and liabilities, property acquisition, development, and other pursuit costs, mark-to-market adjustments for interest rate derivatives not designated as cash flow hedges, amortization of payments made to purchase interest rate caps and swaps designated as cash flow hedges, provision for unrealized non-cash credit losses, amortization of right-of-use assets attributable to finance leases, severance related costs, and other non-comparable items. Other equity REITs may not calculate Normalized FFO in the same manner as we do, and, accordingly, our Normalized FFO may not be comparable to such other REITs' Normalized FFO.

Table of Content
The following table sets forth a reconciliation of FFO and Normalized FFO for the three and nine months ended September 30, 2023 and 2022 to net income, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$5,343	$33,899	$19,448	$70,940
Depreciation and amortization (1)	22,239	17,290	60,139	54,084
Gain on operating real estate dispositions, net (2)	—	(28,502)	—	(47,995)
Impairment of real estate assets	—	—	—	201
FFO attributable to common stockholders and OP Unitholders	27,582	22,687	79,587	77,230
Acquisition, development and other pursuit costs	—	—	18	37
Accelerated amortization of intangible assets and liabilities	5	—	(615)	132
Loss on extinguishment of debt	—	2,123	—	2,899
Unrealized credit loss provision (release)	694	(42)	871	858
Amortization of right-of-use assets - finance leases	425	278	1,049	833
Increase in fair value of derivatives not designated as cash flow hedges	(1,484)	(782)	(1,974)	(7,512)
Amortization of interest rate derivatives on designated cash flow hedges	513	1,525	3,598	2,048
Normalized FFO available to common stockholders and OP Unitholders	$27,735	$25,789	$82,534	$76,525
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.06	$0.38	$0.22	$0.80
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.31	$0.26	$0.90	$0.88
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.31	$0.29	$0.93	$0.87
Weighted average common shares and units - diluted	89,589	88,341	88,908	88,143
________________________________________

(1) The adjustment for depreciation and amortization for the three and nine months ended September 30, 2023 excludes $0.2 million and $0.7 million, respectively, of depreciation attributable to our partners. The adjustment for depreciation and amortization for the three and nine months ended September 30, 2022 excludes $0.2 million and $0.8 million, respectively, of depreciation attributable to our partners.

(2) The adjustment for gain on operating real estate dispositions for the three and nine months ended September 30, 2023 excludes $0.2 million for the gain on the disposition of a non-operating parcel adjacent to Brooks Crossing Retail. The adjustment for gain on operating real estate dispositions for the nine months ended September 30, 2023 also excludes $0.5 million for the gain on the disposition of a non-operating parcel at Market at Mill Creek. The adjustment for gain on operating real estate dispositions for the three and nine months ended September 30, 2022 excludes $5.4 million of the gain on The Residences at Annapolis Junction that was allocated to our partner.

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

Table of Content
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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2023, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On June 15, 2023, we adopted the $50.0 million Share Repurchase Program. Under the Share Repurchase Program, we may repurchase shares of common stock and Series A Preferred Stock from time to time in the open market, in block purchases, through privately negotiated transactions, the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other means permitted. The Share Repurchase Program does not obligate us to acquire any specific number of shares or acquire shares over any specific period of time. The Share Repurchase Program may be suspended or discontinued at any time and does not have an expiration date.

The following table summarizes our common stock repurchase activity under the Share Repurchase Program for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(a)
July 1, 2023 through July 31, 2023	—	$—	—	$50,000
August 1, 2023 through August 31, 2023	—	—	—	50,000
September 1, 2023 through September 30, 2023	62,293	10.32	62,293	49,357
Total	62,293	$10.32	62,293
________________________________________
(a) Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program announced on June 15, 2023. The Board of Directors authorized the repurchase of an aggregate of $50.0 million of shares of common stock and Series A Preferred Stock pursuant to the Share Repurchase Program.

Table of Content
The following table summarizes our Series A Preferred Stock repurchase activity under the Share Repurchase Program for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(a)
July 1, 2023 through July 31, 2023	—	$—	—	$50,000
August 1, 2023 through August 31, 2023	—	—	—	50,000
September 1, 2023 through September 30, 2023	—	—	—	49,357
Total	—	$—	—
________________________________________
(a) Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program announced on June 15, 2023. The Board of Directors authorized the repurchase of an aggregate of $50.0 million of shares of common stock and Series A Preferred Stock pursuant to the Share Repurchase Program.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Table of Content
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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Table of Content
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: November 6, 2023	/s/ Louis S. Haddad
Louis S. Haddad
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)