Form 10-K
period 2023-12-31
Armada Hoffler Properties, Inc.
filed 2024-02-29
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $779.1 million, based on the closing sales price of $11.68 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of February 23, 2024, the registrant had 66,793,248 shares of common stock outstanding. In addition, as of February 23, 2024, Armada Hoffler, L.P., the registrant's operating partnership subsidiary (the "Operating Partnership"), had 21,583,470 common units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant). Based on the 66,793,248 shares of common stock and 21,583,470 OP Units held by limited partners other than the registrant, the registrant had a total common equity market capitalization of $939,444,512 as of February 23, 2024 (based on the closing sales price of $10.63 on the New York Stock Exchange on such date).

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2023.

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2023

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
•the inability of one or more mezzanine loan borrowers to repay mezzanine loans or similar investments in accordance with their contractual terms;
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
•fluctuations in interest rates;
•the impact of inflation, including increases in operating costs;
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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business and are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

•Adverse economic and geopolitical conditions and dislocations in the credit markets, could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.
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
•Mezzanine loans and similar investments are subject to significant risks, and losses related to these investments could have a material adverse effect on our financial condition and results of operations.
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

PART I
Item 1.    Business.

Our Company

References to "we," "our," "us," "our company," and "Armada Hoffler" refer to Armada Hoffler Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Armada Hoffler, L.P., a Virginia limited partnership (the "Operating Partnership"), of which we are the sole general partner.

We are a vertically-integrated, self-managed REIT with over four decades of experience developing, building, acquiring, and managing high-quality retail, office, and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. In addition to the ownership of our operating property portfolio, we develop and build properties for our own account and through joint ventures between us and unaffiliated partners and also invest in development projects through real estate financing arrangements. We also provide general construction and development services to third-party clients. Our construction and development experience includes mid- and high-rise office buildings, retail strip malls, retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution, and manufacturing facilities, educational, medical and special purpose facilities, government projects, parking garages, and mixed-use town centers. Our most recent third-party construction contracts have included the mixed-use project The Interlock in Atlanta, Georgia, Adams Hill Apartments in Greenville, South Carolina, The Apartments at Innsbrook Square in Glen Allen, Virginia, Fox Crossing Apartments in Raleigh, North Carolina, Boulder Lake Apartments in Chesterfield, Virginia, and 27th Street Hotel in Virginia Beach. We also are proud to have completed numerous signature properties across the Mid-Atlantic region, such as the Constellation Energy Building in Baltimore, Maryland, the Inner Harbor East development in Baltimore, Maryland and the Mandarin Oriental Hotel in Washington, D.C.

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2023, we owned, through a combination of direct and indirect interests, 75.6% of the common units of limited partnership interest in our Operating Partnership ("OP Units").

2023 and Recent Highlights

The following highlights our results of operations and significant transactions for the year ended December 31, 2023:

•Net loss attributable to common stockholders and OP Unitholders of $4.5 million for the year ended December 31, 2023, or $0.05 per diluted share.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $90.7 million for the year ended December 31, 2023, or $1.02 per diluted share.

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $110.5 million, or $1.24 per diluted share.

•Announced that the Board of Directors declared a cash dividend of $0.205 per common share, representing a 5% increase over the prior quarter's dividend.

•Dividends declared during the year ended December 31, 2023 of $0.775 per share, representing a 7.6% year-over-year increase.

•As part of the Company's leadership succession planning initiatives, appointed Shawn Tibbetts to President, in addition to his existing role as Chief Operating Officer. The Company's Board of Directors also endorsed founder and current Chairman Dan Hoffler's intent to relinquish his role as Chairman of the Board of Directors in June 2024. The Board of Directors expects to appoint Louis S. Haddad as Chairman of the Board of Directors, subject to his reelection to the Board of Directors at the 2024 Annual Meeting of Stockholders. If the stockholders vote to reelect Mr. Hoffler to the Board of Directors at the 2024 Annual Meeting of Stockholders, Mr. Hoffler will continue to serve as a member of the Board of Directors, and the Board of Directors expects to appoint him as "Chairman Emeritus".

•Property segment net operating income ("NOI") of $160.1 million for the year ended December 31, 2023, which represents a 9.3% increase compared to $146.5 million for the year ended December 31, 2022.

•Same Store NOI for the year ended December 31, 2023 increased 0.9% compared to the year ended December 31, 2022.

•For the year ended December 31, 2023, the Company repurchased 1,204,838 shares of common stock for a total of $12.6 million.

•Completed the $215 million acquisition of The Interlock, a 311,000 square foot Class A commercial mixed-use asset in Atlanta's West Midtown anchored by Georgia Tech.

•Announced the authorization of the repurchase of up to $50 million of the Company's shares of common stock and Series A Preferred Stock under a newly established share repurchase program. During the year ended December 31, 2023, the Company repurchased 1,204,838 shares of common stock for a total of $12.6 million.

•Committed an aggregate of $75.5 million to new real estate financing investments across three ground-up multifamily development projects located in the Atlanta and Coastal Virginia markets.

•Third-party construction backlog as of December 31, 2023 was $472.2 million and general contracting and real estate services gross profit for the year ended December 31, 2023 was $13.4 million.

•Weighted average stabilized portfolio occupancy was 96.1% as of December 31, 2023. Retail occupancy was 97.4%, office occupancy was 95.3%, and multifamily occupancy was 95.5%.

For definitions and discussion of FFO, Normalized FFO, NOI, and Same Store NOI, see the section below entitled "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Our Competitive Strengths

Armada Hoffler believes that we distinguish ourselves from other REITs through the following competitive strengths:

•Armada Hoffler's diversified portfolio consists of high-quality retail, office, and multifamily assets, located primarily in the Mid-Atlantic and Southeastern regions. Our properties are generally in the top tier of commercial properties in their markets, many of which are in mixed-use communities that offer Class-A amenities and finishes.

•Armada Hoffler has an experienced, dedicated, and resilient senior management team that serves as the catalyst for the organization's success, inspiring employees, driving innovation, and creating value for all stakeholders. Our senior management team brings substantial experience in strategic business operations, as well as ownership, management, and development of high-quality real estate properties. As of December 31, 2023, our executive officers and directors collectively held a stake of approximately 12.2% in our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

•Armada Hoffler strategically focuses on target markets in the Mid-Atlantic and Southeastern regions of the United States. These markets demonstrate attractive fundamentals driven by favorable supply and demand characteristics, high-barrier to entry, and limited competition. We believe that our longstanding presence in our target markets provides us with significant advantages in sourcing and executing development opportunities, identifying and mitigating potential risks, and negotiating attractive pricing.

•Armada Hoffler leverages mezzanine lending and preferred equity arrangements, which provides opportunities to acquire completed development projects at prices that are below market or at cost and may enable us to realize profit on projects we do not intend to own.

•Our platform consists of asset management, development, and construction expertise, which comprise an integrated delivery system for every project that we build for our portfolio or for third-party clients.

Our Business and Growth Strategies

Armada Hoffler's primary business objectives are to: (i) continue to acquire, manage, develop, and build class A retail, office, and multifamily properties in our target markets, (ii) finance and operate our portfolio in a manner that increases cash flow and property values, (iii) pursue selective acquisition and disposition opportunities , and (iv)  execute new third-party construction and real estate financing arrangements with consistent operating margins. We seek to achieve our objectives through the following strategies:

•Armada Hoffler intends to continue to grow our asset base and create value through the selective acquisition of high-quality properties that are well-located in their submarkets, and continued strategic development of retail, office, and multifamily properties.

•Armada Hoffler intends to continue to use our real estate financing program which is integrated into our overall growth and acquisition strategy. We continue to evaluate whether properties within our real estate financing program provide high-quality acquisition opportunities.

•Armada Hoffler believes that we have a unique advantage over many of our competitors due to our integrated construction and development business that provides expertise, oversight, and a broad array of client-focused services. We intend to continue to leverage our construction business and other third-party services.

•Armada Hoffler plans to continue to leverage our extensive experience in completing large, complex, mixed-use projects to establish relationships with new partners, while expanding our relationships with existing partners.

•Armada Hoffler opportunistically divests properties when we believe returns have been maximized and we believe redeploying the capital into new development, acquisition, repositioning, or redevelopment projects will generate higher potential risk-adjusted returns.

Our Properties

The table below sets forth certain information regarding our stabilized portfolio as of December 31, 2023. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete, the asset is placed back into service, and the stabilization criteria above are again met.

Property	Location	Year Built / Renovated / Redeveloped	Ownership Interest		Net Rentable Square Feet(1)	Occupancy (2)	ABR (3)	ABR per Leased SF(3)
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, VA	2004	100%		92,264	95.8%	$2,514,064	$28.43
Apex Entertainment*	Virginia Beach, VA	2002/2020	100%		103,335	81.3%	1,134,000	13.50
Columbus Village*	Virginia Beach, VA	2013/2020	100%		62,207	100.0%	1,933,084	31.08
Commerce Street Retail*	Virginia Beach, VA	2008	100%		19,173	100.0%	943,051	49.19
Fountain Plaza Retail*	Virginia Beach, VA	2004	100%		35,961	94.4%	1,115,851	32.88
Pembroke Square*	Virginia Beach, VA	1966/2015	100%		124,181	100.0%	2,096,262	16.88
Premier Retail*	Virginia Beach, VA	2018	100%		39,015	86.8%	1,155,936	34.15
South Retail*	Virginia Beach, VA	2002	100%		38,515	100.0%	1,046,422	27.17
Studio 56 Retail*	Virginia Beach, VA	2007	100%		11,594	100.0%	410,652	35.42
Grocery Anchored
Broad Creek Shopping Center (4)	Norfolk, VA	2001	100%		121,504	95.7%	2,239,980	19.26
Broadmoor Plaza	South Bend, IN	1980	100%		115,059	98.2%	1,356,929	12.01
Brooks Crossing Retail*	Newport News, VA	2016	65%	(5)	18,349	84.8%	202,194	13.00
Delray Beach Plaza* (4)	Delray Beach, FL	2021	100%		87,207	98.0%	2,948,735	34.49
Greenbrier Square	Chesapeake, VA	2017	100%		260,625	100.0%	2,624,984	10.07
Greentree Shopping Center	Chesapeake, VA	2014	100%		15,719	92.6%	329,004	22.60
Hanbury Village	Chesapeake, VA	2009	100%		98,638	100.0%	2,028,304	20.56
Lexington Square	Lexington, SC	2017	100%		85,440	100.0%	1,956,467	22.90
Market at Mill Creek	Mount Pleasant, SC	2018	100%		80,319	100.0%	1,916,094	23.86
North Pointe Center	Durham, NC	2009	100%		226,083	100.0%	2,970,860	13.14
Parkway Centre	Moultrie, GA	2017	100%		61,200	100.0%	855,879	13.98
Parkway Marketplace	Virginia Beach, VA	1998	100%		37,804	100.0%	800,895	21.19
Perry Hall Marketplace	Perry Hall, MD	2001	100%		74,251	100.0%	1,292,038	17.40
Sandbridge Commons	Virginia Beach, VA	2015	100%		69,417	100.0%	947,321	13.65
Tyre Neck Harris Teeter (4)	Portsmouth, VA	2011	100%		48,859	100.0%	559,948	11.46
Southeast Sunbelt
The Interlock Retail* (4)	Atlanta, GA	2021	100%		107,379	97.2%	4,931,164	47.25
Nexton Square*	Summerville, SC	2020	100%		133,608	100.0%	3,487,299	26.10
North Hampton Market	Taylors, SC	2004	100%		114,954	100.0%	1,597,966	13.90
Overlook Village	Asheville, NC	1990	100%		151,365	100.0%	2,237,615	14.78
Patterson Place	Durham, NC	2004	100%		159,842	77.2%	2,082,944	16.77
Providence Plaza*	Charlotte, NC	2008	100%		103,118	100.0%	3,123,551	30.29
South Square	Durham, NC	2005	100%		109,590	97.1%	1,918,540	18.02
Wendover Village	Greensboro, NC	2004	100%		176,997	99.3%	3,560,610	20.27
Mid-Atlantic
Dimmock Square	Colonial Heights, VA	1998	100%		106,166	100.0%	1,927,971	18.16
Harrisonburg Regal	Harrisonburg, VA	1999	100%		49,000	100.0%	717,850	14.65
Marketplace at Hilltop (4)	Virginia Beach, VA	2001	100%		116,953	100.0%	2,848,526	24.36
Red Mill Commons	Virginia Beach, VA	2005	100%		373,808	95.7%	6,960,834	19.45
Southgate Square	Colonial Heights, VA	2016	100%		260,131	100.0%	3,781,724	14.54
Southshore Shops	Chesterfield, VA	2006	100%		40,307	97.5%	841,626	21.42
Total / Weighted Average					3,929,937	97.4%	$75,397,174	$19.70

Property	Location	Year Built / Renovated / Redeveloped	Ownership Interest		Net Rentable Square Feet (1)	Occupancy (2)	ABR (3)	ABR per Leased SF(3)
Office
Town Center of Virginia Beach
4525 Main Street*	Virginia Beach, VA	2014	100%		235,088	100.0%	$7,272,362	$30.93
Armada Hoffler Tower* (6)	Virginia Beach, VA	2002	100%		315,916	97.8%	9,606,360	31.08
One Columbus*	Virginia Beach, VA	1984	100%		129,066	96.0%	3,229,531	26.07
Two Columbus*	Virginia Beach, VA	2009	100%		108,460	82.3%	2,540,344	28.46
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, MD	2016	90%		482,209	98.1%	15,866,391	33.53
Thames Street Wharf* (6)	Baltimore, MD	2010	100%		263,426	99.5%	7,990,745	30.50
Wills Wharf* (4)	Baltimore, MD	2020	100%		327,991	93.8%	9,875,417	32.10
Southeast Sunbelt
The Interlock Office* (4)	Atlanta, GA	2021	100%		198,721	87.1%	6,470,562	37.38
One City Center*	Durham, NC	2019	100%		151,599	85.6%	4,351,672	33.55
Mid-Atlantic
Brooks Crossing Office*	Newport News, VA	2019	100%		98,061	100.0%	1,963,671	20.02
Total / Weighted Average					2,310,537	95.3%	$69,167,055	$31.42

Property	Location	Year Built / Renovated / Redeveloped	Ownership Interest		Units	Occupancy(2)	AQR (7)	Monthly Rent per Occupied Unit
Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, VA	2014	100%		286	94.5%	$5,729,220	$1,810
Premier Apartments*	Virginia Beach, VA	2018	100%		131	93.1%	2,861,412	1,923
The Cosmopolitan* (8)	Virginia Beach, VA	2006/2020	100%		342	94.2%	8,663,664	2,315
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, MD	2016	90%		103	95.5%	2,839,848	2,519
1405 Point* (4)(8)	Baltimore, MD	2018	100%		289	94.9%	8,825,124	2,656
Southeast Sunbelt
Chronicle Mill* (8) (9)	Belmont, NC	2022	85%	(5)	238	95.5%	4,788,024	1,734
The Everly* (10)	Gainesville, GA	2022	100%		223	95.2%	4,941,168	1,898
Greenside Apartments	Charlotte, NC	2018	100%		225	96.0%	5,012,424	1,962
Mid-Atlantic
The Edison* (8)	Richmond, VA	2014	100%		174	93.3%	3,094,824	1,565
Liberty Apartments* (8)	Newport News, VA	2013	100%		197	98.5%	3,849,588	1,672
Smith’s Landing (4)	Blacksburg, VA	2009	100%		284	100.0%	5,930,964	1,777
Total / Weighted Average					2,492	95.5%	$56,536,260	$1,979
________________________________________
* Located in a mixed-use development
(1)The net rentable square footage for each of our retail and office properties is the sum of (a) the square footage of existing leases, plus (b) for available space, management’s estimate of net rentable square footage based, in part, on past leases. The net rentable square footage included in office leases is generally consistent with the Building Owners and Managers Association 1996 measurement guidelines.
(2)Occupancy for each of our retail and office properties is calculated as (a) square footage under executed leases as of December 31, 2023, divided by (b) net rentable square feet, expressed as a percentage. Occupancy for our multifamily properties is calculated as (a) average of the number of occupied units on the 20th day of each of the trailing three months from the reporting period end date, divided by (b) total units available, as of such date expressed as a percentage.
(3)For the properties in our retail and office portfolios, annualized base rent ("ABR") is calculated by multiplying (a) monthly base rent (defined as cash base rent, before contractual tenant concessions and abatements, and excluding tenant reimbursements for expenses paid by us) as of December 31, 2023 for in-place leases as of such date by (b) 12, and does not give effect to periodic contractual rent increases or contingent rental revenue (e.g., percentage rent based on tenant sales thresholds). ABR per leased square foot is calculated by dividing (a) ABR by (b) square footage under in-place leases as of December 31, 2023. In the case of triple net or modified gross leases, our calculation of ABR does not include tenant reimbursements for real estate taxes, insurance, common area, or other operating expenses.
(4)We lease all or a portion of the land underlying this property pursuant to a ground lease.
(5)We are entitled to a preferred return on our investment in this property.

(6)As of December 31, 2023, we occupied 47,644 square feet at these two properties at an ABR of $1.6 million, or $33.8 per leased square foot, which amounts are reflected in this table. The rent paid by us is eliminated in the consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").
(7)For the properties in our multifamily portfolio, annualized quarterly rent ("AQR") is calculated by multiplying (a) revenue for the quarter ended December 31, 2023 by (b) 4.
(8)The AQR for The Cosmopolitan, 1405 Point, Chronicle Mill, The Edison, and Liberty Apartments excludes approximately $1.2 million, $0.3 million, $0.2 million, $0.1 million, and $0.2 million, respectively, from ground floor retail leases.
(9)Due to tenants vacating subsequent to December 31, 2023 as a result of flooding at the property, occupancy subsequent to December 31, 2023 at this property is approximately 78.5%.
(10)Formerly known as Gainesville Apartments.

Lease Expirations

The following tables summarize the scheduled expirations of leases in our retail and office operating property portfolios as of December 31, 2023. The information in the following tables does not assume the exercise of any renewal options.

Retail Lease Expirations

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	ABR	% of Retail Portfolio ABR
Available	—	103,302	2.6%	$—	—%
Month-to-Month	—	—	—%	—	—%
2024	58	238,576	6.1%	4,908,914	6.5%
2025	91	439,994	11.2%	8,129,402	10.8%
2026	91	480,801	12.2%	9,929,103	13.2%
2027	75	425,506	10.8%	8,046,045	10.7%
2028	71	334,062	8.5%	7,283,607	9.7%
2029	59	309,785	7.9%	6,206,642	8.2%
2030	51	312,392	7.9%	6,932,267	9.2%
2031	34	285,125	7.3%	5,552,279	7.4%
2032	30	304,583	7.8%	5,575,019	7.4%
2033	27	118,727	3.0%	3,146,290	4.2%
Thereafter	35	577,084	14.7%	9,687,606	12.7%
Total / Weighted Average	622	3,929,937	100.0%	$75,397,174	100.0%
________________________________________
(1) Excludes leases from development and redevelopment properties that have been delivered but are not yet stabilized.

Office Lease Expirations

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	ABR	% of Office Portfolio ABR
Available	—	109,462	4.7%	$—	—%
Month-to-Month	3	5,906	0.3%	193,731	0.3%
2023 (2)	2	40,675	1.8%	1,527,584	2.2%
2024	9	49,654	2.1%	1,395,752	2.0%
2025	19	121,878	5.3%	3,702,171	5.4%
2026	10	49,398	2.1%	1,299,258	1.9%
2027	21	183,324	7.9%	6,024,754	8.7%
2028	15	122,107	5.3%	3,773,334	5.5%
2029	14	327,622	14.2%	9,380,406	13.6%
2030	12	171,379	7.4%	5,224,589	7.6%
2031	7	108,277	4.7%	3,271,739	4.7%
2032	3	14,757	0.6%	586,323	0.8%
2033	3	52,685	2.3%	1,543,907	2.2%
Thereafter	13	953,413	41.3%	31,243,507	45.1%
Total / Weighted Average	131	2,310,537	100.0%	$69,167,055	100.0%
________________________________________
(1) Excludes leases from development and redevelopment properties that have been delivered but are not yet stabilized.
(2)Represents leases that expired on December 31, 2023. The spaces were available for lease as of January 1, 2024.

Tenant Diversification

The following table lists the 20 largest tenants in our retail and office operating property portfolios, based on ABR as of December 31, 2023 ($ in thousands):

Tenant (1)	Number of Leases	Lease Expiration	ABR	% of Total ABR/AQR
Constellation Energy Generation	1	2036	$15,010	7.5%
Morgan Stanley	3	2028 - 2035	8,733	4.3%
Harris Teeter/Kroger	6	2026 - 2035	3,781	1.9%
WeWork(2)	2	2023 ; 2034	3,732	1.9%
Canopy by Hilton	1	2045	3,171	1.6%
Clark Nexsen	1	2029	2,857	1.4%
Lowes Foods	2	2037 ; 2039	1,976	1.0%
Franklin Templeton	1	2038	1,861	0.9%
Duke University	1	2029	1,700	0.8%
Huntington Ingalls Industries	1	2029	1,638	0.8%
Dick’s Sporting Goods	1	2032	1,553	0.8%
TJ Maxx/Homegoods	5	2025 - 2029	1,531	0.8%
PetSmart	5	2025 - 2027	1,527	0.8%
Georgia Tech	1	2031	1,418	0.7%
Mythics	1	2030	1,285	0.6%
Puttshack	1	2036	1,203	0.6%
Amazon/Whole Foods	1	2040	1,144	0.6%
Pindrop	1	2027	1,137	0.6%
Apex Entertainment	1	2035	1,134	0.6%
Kimley-Horn	1	2027	1,123	0.6%
Top 20 Total			$57,514	28.8%
________________________________________
(1) Excludes leases from development and redevelopment properties that have been delivered but are not yet stabilized.
(2) Tenant vacated The Interlock subsequent to December 31, 2023. After giving effect to the removal of this lease, the tenant's ABR would be approximately $2.2 million, which represents 1.1% of total annualized base rent as of December 31, 2023.

Development Pipeline

In addition to the properties in our operating property portfolio as of December 31, 2023, we had the following properties in various stages of development and stabilization. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Development, Not Delivered			($ in '000s)		Schedule (1)
		Estimated	Estimated	Funded		Initial	Stabilized	AHH	Property Type
Property	Location	Size (1)	Cost (1)	to Date	Start	Occupancy	Operation (2)	Ownership %
Southern Post	Roswell, GA	137 units/137,000 sf	$126,300	$82,900	4Q21	1Q24	4Q24	100%	Mixed-use

Redevelopment
		AHH	Property Type
Property	Location	Ownership %
Columbus Village II	Virginia Beach, VA	100%	Retail
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

Equity Method Investments - Development

Equity Method Investments as of December 31, 2023 (1)			($ in '000s)			Schedule
		Estimated	Estimated Project Cost	Equity Requirement	Funded to Date		Initial Occupancy	Stabilized Operation(2)	AHH		Property Type
Property	Location	Size				Start			Ownership %
T. Rowe Price Global HQ (Harbor Point Parcel 3)	Baltimore, MD	553,000 sf office / 20,200 sf retail / 250 parking spaces	$267,400	$47,000	$42,900	2Q22	3Q24	4Q24	50%		Office
Allied | Harbor Point (Harbor Point Parcel 4)	Baltimore, MD	312 units / 15,800 sf retail / 1,252 parking spaces	236,800	113,300	102,100	2Q22	3Q24	2Q26	90%	(3)	Mixed-use
		Total	$504,200	$160,300	$145,000
________________________________________
(1)All items in the table (other than location, funded to date as of December 31, 2023, development start, our ownership percentage and property type) are estimates that may change as the development and redevelopment process proceeds.
(2)Estimated first full quarter of stabilized operations. Estimates are inherently uncertain, and we can provide no assurance that our assumptions regarding the timing of stabilization will prove accurate.
(3)We currently have a 78% ownership interest and hold an option to increase our ownership interest to 90%.

Equity Method Investments

Harbor Point Parcel 3

During December 2020, we formed a 50/50 joint venture to develop and build T. Rowe Price's new global headquarters in Baltimore's Harbor Point. T. Rowe Price agreed to a 15-year lease, with three 5-year extension options, and plans to relocate its operations in the second half of 2024 to Harbor Point Parcel 3.  They will occupy at least 553,000 square feet of office space. Plans for this development may evolve as the development process proceeds. Project costs at this time are subject to change and currently estimated at $267.4 million. We have a current projected equity commitment of $47.0 million relating to this project, of which we had funded $42.9 million as of December 31, 2023. We provided a completion guarantee to the lender for this project. The construction loan is cross-collateralized with Harbor Point Parcel 4.

Harbor Point Parcel 4

In conjunction with the Harbor Point Parcel 3 project, we acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include 312 apartments units, 15,800 square feet of retail space, and 1,252 spaces of structured parking on a neighboring site to accommodate T. Rowe Price's parking requirements and other parking requirements for the surrounding area. We hold an option to increase our ownership to 90%. We have a current projected equity commitment of $113.3 million relating to this project, of which we had funded $102.1 million as of December 31, 2023. Plans for this project may also evolve as the development process proceeds. Current estimated project costs are $236.8 million. We have provided a completion guarantee and a partial payment guarantee to the lender for this project. The construction loan is cross-collateralized with Harbor Point Parcel 3. As of December 31, 2023, no amounts have been funded on this senior loan.

Real Estate Financing Investments

Solis City Park II

On March 23, 2022, we entered into a $20.6 million preferred equity investment for the development of a multifamily property located in Charlotte, North Carolina. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on April 28, 2026, and it is accounted for as a note receivable. Our investment bears interest at a rate of 13%, compounded annually, with a minimum preferred return of $5.7 million, which represents approximately 24 months of interest.

The balance on the Solis City Park II note was $24.3 million as of December 31, 2023, which includes $3.8 million of cumulative accrued interest and a discount of $0.1 million due to unamortized equity fees. During the year ended December 31, 2023, we recognized $2.9 million of interest income on the note. As of December 31, 2023, this note was fully funded and the development property was approximately 41% leased. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Solis Gainesville II

On October 3, 2022, we entered into a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia (Solis Gainesville II). This project is located nearby our recently completed multifamily development project in Gainesville, The Everly. The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption or maturity on October 3, 2026, and it is accounted for as a note receivable. Our investment bears interest at a rate of 14%, compounded annually, with a minimum preferred return of $5.9 million, which represents approximately 24 months of interest.

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
The balance on the Solis Gainesville II note was $22.3 million as of December 31, 2023, which includes $2.9 million of cumulative accrued interest and unused commitment fees as well as a discount of $0.2 million due to unamortized equity fees. During the year ended December 31, 2023, we recognized $2.8 million of interest income on the note. As of December 31, 2023, this note was fully funded. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

The Interlock

On December 21, 2018, we entered into a mezzanine loan agreement with the developer of the office and retail components of The Interlock, a new mixed-use public-private partnership with Georgia Tech in West Midtown Atlanta. The loan had a maximum principal amount of $70.1 million and a total maximum commitment, including accrued interest reserves, of $107.0 million. The mezzanine loan bore interest at a rate of 15.0% per annum, with $3.0 million of overrun advances which bore interest at a rate of 18.0%.

On May 19, 2023, we acquired The Interlock. The consideration for such acquisition included the repayment of the Company's outstanding $90.2 million mezzanine loan on the project. See Note 5 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding the acquisition. During the year ended December 31, 2023, we recognized $3.6 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Solis Kennesaw

On May 25, 2023, we entered into a $37.9 million preferred equity investment for the development of a multifamily property located in Marietta, Georgia. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on May 25, 2027, and it is accounted for as a note receivable. Our investment bears interest at a rate of 14.0% for the first 24 months. Beginning on May 25, 2025, the investment will bear interest at a rate of 9.0% for 12 months. On May 25, 2026, the investment will again bear interest at a rate of 14.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 11.0% on the unfunded portion of the investment's maximum commitment, which does not compound, and an equity fee on our commitment of $0.6 million to be amortized through redemption. The preferred equity investment is subject to a minimum interest guarantee of $13.1 million over the life of the investment, which represents approximately 27 months of interest.

The balance on the Solis Kennesaw note was $15.9 million as of December 31, 2023, which includes $2.7 million of cumulative accrued interest and unused commitment fees as well as a discount of $0.5 million due to unamortized equity fees. During the year ended December 31, 2023, we recognized $2.8 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

The balance on the Solis Peachtree Corners note was $11.1 million as of December 31, 2023, which includes $1.4 million of cumulative accrued interest and unused commitment fees as well as a discount of $0.4 million due to unamortized equity fees. During the year ended December 31, 2023, we recognized $1.5 million of interest income on the note. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

The balance on The Allure at Edinburgh note was $9.8 million as of December 31, 2023, which includes $0.6 million of cumulative accrued interest. During the year ended December 31, 2023, we recognized $0.6 million of interest income on the note. As of December 31, 2023, this note was fully funded. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Acquisitions

On January 14, 2023, we acquired an additional 11% membership interest in the Constellation Energy Building, increasing our ownership interest to 90%, in exchange for full satisfaction of the $12.8 million loan that was extended to the seller upon the acquisition of the property in January 2022.

On May 19, 2023, we acquired The Interlock, a 311,000 square foot Class A commercial mixed-use asset in West Midtown Atlanta anchored by Georgia Tech. The Interlock consists of office and retail space as well as structured parking. For segment reporting purposes, we separated the office and retail components of The Interlock into two operating properties respectively presented in the office and retail real estate segments. We acquired the asset for total consideration of $214.1 million plus capitalized acquisition costs of $1.2 million. As part of this acquisition, we paid $6.1 million in cash, redeemed our outstanding $90.2 million mezzanine loan, issued $12.2 million of OP Units to the seller, and assumed the asset's senior construction loan of $105.6 million, that was paid off on the acquisition date using the proceeds of the TD term loan facility and an increase in borrowings under the revolving credit facility (each as defined below). We also assumed the leasehold interest in the underlying land owned by Georgia Tech. The ground lease has an expiration in 2117 after considering renewal options.

Dispositions

During the year ended December 31, 2023, we realized $0.7 million of net gain on the sales of $1.2 million of properties:

Date of Disposition	Property	Sales Price (in millions)
April 11, 2023	Market at Mill Creek Outparcel(1)	$0.8
September 20, 2023	Brooks Crossing Retail Outparcel	0.4
	Total	$1.2

(1) The outparcel at Market at Mill Creek was disposed to satisfy the outstanding consideration payable for the acquisition of the noncontrolling interest in the property completed on December 31, 2022.

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

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption, and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy in addition to other coverage that may be appropriate for certain of our properties. For example, in December 2023, we experienced $1.9 million in damages as a result of flooding at our Chronicle Mill property and, subsequent to December 31, 2023, will receive insurance proceeds to cover these damages, as well as reimbursement for revenues lost from any vacated tenants. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage, and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, such as those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all but one of the properties in our portfolio as of December 31, 2023 were located in Maryland, Virginia, North Carolina, South Carolina, Florida and Georgia, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism, or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

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

Competition

We compete with a number of developers, owners, and operators of retail, office, and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility, and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained, and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-lease space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space.

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

Human Capital

As of December 31, 2023, we had 164 employees. We are committed to providing each employee with a safe, welcoming, and inclusive work environment and culture that enables them to contribute fully and develop to their highest potential. We invest heavily in our employees by providing quality training and learning opportunities; promoting inclusion and diversity; and upholding a high standard of ethics and respect for human rights.

Attracting, developing, and retaining team members is crucial to executing our strategy. We offer a comprehensive total rewards program aimed at the varying health, home-life, and financial services. This program includes market-competitive pay, broad-based stock grants and bonuses, healthcare benefits with company paid premiums, retirement savings plans, paid time off, paid parental leave, flexible work schedules, free flu vaccinations, an Employee Assistance Program and other mental health services. Additionally, we invest in developing employees through programs such as the High-Performance Leadership program, to help ensure they have a strong pipeline of future leaders.

Additional information regarding our activities related to our people and sustainability, as well as our workforce diversity data, can be found in our latest Sustainability Report, which is located on our website at https://armadahoffler.com/sustainability/. The Sustainability Report is updated periodically. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, our website is part of this Form 10-K or is incorporated by reference herein.

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

Our business has been, and may in the future be, affected by market and economic challenges experienced by the U.S. economy or the real estate industry as a whole. Such conditions may materially and adversely affect us as a result of the following potential consequences, among others:

•decreased demand for retail, office, and multifamily space, which would cause market rental rates and property values to be negatively impacted;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities, and increase our future debt service expense; and
•one or more lenders under our amended credit facility (as defined below) could refuse to fund their financing commitment to us or could otherwise fail to do so, and we may not be able to replace the financing commitment of any such lenders on favorable terms or at all.

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

Our business and growth strategy involves the development and selective acquisition of retail, office, and multifamily properties. We may expend significant management time and other resources, including out-of-pocket costs, in pursuing these investment opportunities. Our ability to complete development projects or acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

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

The success of our activities to design, construct, and develop properties in which we will retain an ownership interest is dependent, in part, on the availability of suitable undeveloped land at acceptable prices as well as our having sufficient liquidity to fund investments in such undeveloped land and subsequent development.

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

The majority of the properties in our portfolio are located in Virginia, Maryland, and North Carolina, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2023, our properties in the Virginia, Maryland. and North Carolina markets represented approximately 45%, 25%, and 14%, respectively, of the total net operating income of the properties in our portfolio. Furthermore, many of our properties are located in the Town Center of Virginia Beach and Harbor Point at Baltimore, and net operating income from each represented 20% and 18%, respectively, of our total net operating income for the year ended December 31, 2023. As a result of this geographic concentration, we are particularly susceptible to adverse economic, regulatory or other conditions in the Virginia, Maryland, and North Carolina markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia, Maryland, and North Carolina in which many of the properties in our portfolio are located contain high concentrations of military personnel and operations, and a reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a downturn in the economy in Virginia, Maryland, or North Carolina, our operations, revenue, and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially and adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail, office, or multifamily properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for retail, office, or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations.

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties, including as a result of hurricanes or other disasters.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. For example, all but one of the properties in our portfolio as of

December 31, 2023 are located in Maryland, Virginia, North Carolina, South Carolina, Georgia, and Florida, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. Further, reconstruction or improvement of properties would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

As of December 31, 2023, we had total debt of approximately $1.4 billion, including amounts drawn under our amended credit facility, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur significant additional debt to finance future acquisition and development activities. Excluding unamortized fair value adjustments and debt issuance costs, the aggregate outstanding principal balance of our debt was $1.4 billion as of December 31, 2023. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Morningstar DBRS is expected to periodically evaluate our debt levels and other factors, which likely will include Morningstar DBRS’s assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in these factors and market conditions, we may not be able to maintain our current credit rating, which could adversely affect our cost of funds and related margins, liquidity, and access to the debt capital markets.

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

As of December 31, 2023, approximately 3.4% of the square footage of the stabilized properties in our office and retail portfolios was available. Additionally, 2.0% and 5.4% of the ABR in our office portfolio was scheduled to expire in 2024 and 2025, respectively, and 6.5% and 10.8% of the ABR in our retail portfolio was scheduled to expire in 2024 and 2025, respectively. We cannot assure you that new leases will be entered into, that leases will be renewed, or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, fears of a recession, personal debt levels, the housing market, stock market volatility, and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected.

Tenant demand in our office portfolio may decline due to disruptions to the office sector, which could materially and adversely affect us.

Companies have been increasing their utilization of work-from-home alternatives, videoconferencing, shared office spaces, co-working spaces, telecommuting, and flexible work schedules. To the extent these trends continue, tenant demand for our office space may be reduced, which could materially and adversely affect us.

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
Real estate financing investments are subject to significant risks, and losses related to these investments could have a material adverse effect on our financial condition and results of operations.

We have originated, and in the future expect to originate or acquire, mezzanine loans, preferred equity investments, or similar investments (together "real estate financing investments"), which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. As of December 31, 2023, we had approximately $83.4 million in outstanding real estate financing investments. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In addition, these investments may have higher "loan-to-value" ratios than conventional mortgage loans, with little or no equity invested by the borrower, increasing the risk of loss of principal. If a borrower defaults on our real estate financing investment or debt senior to our investment, or in the event of a borrower bankruptcy, our real estate financing investment will be satisfied only after the senior debt is paid in full. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our real estate financing investment. As a result, we may not recover some or all of our initial investment. Additionally, in conjunction with certain investments, we issue partial payment guarantees to the senior lender for the property, which may require us to make payments to the senior lender in the event of a default on the senior note. Finally, in connection with our real estate financing investments, we may have options to purchase all or a portion of the underlying property upon maturity of the investment; however, if a developer’s costs for a project are higher than anticipated, exercising such options may not be attractive or economically feasible, or we may not have sufficient funds to exercise such options even if we desire to do so. Significant losses related to real estate financing investments could have a material adverse effect on our financial condition and results of operations.

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

In 2023, the consumer price index rose by approximately 3% over the previous year, following 2022's increase in the index of 7% which was the largest annual inflation surge in 40 years. The recent rise in inflation has been due to, among other things, the disruption in global supply chains, labor shortages, and resulting increasing consumer demand, many of which were exacerbated by the COVID-19 pandemic. A significant portion of our operating expenses and construction-related costs are sensitive to inflation. Operating expenses include those for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties. We also have ground lease expenses in certain of our properties. Ground lease costs are contractual, but in some cases, lease payments reset every few years based on changes on consumer price indices.

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

Approximately 39.6% of our net operating income for the year ended December 31, 2023 was from retail properties. As a result, we are subject to factors that affect the retail sector generally as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional, and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses, and epidemics, pandemics and other health crises and measures intended to mitigate their spread. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital and web services technologies, may increase competition for certain of our retail tenants.

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

Our amended credit facility restricts our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures, and make certain investments.

Our amended credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

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

These limitations restrict our ability to engage in certain business activities, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. In addition, our amended credit facility may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right, in certain circumstances, to declare a default if we are in default under other loans.

An epidemic, pandemic or other health crisis and measures intended to prevent the spread of such an event could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

We face risks related to an epidemic, pandemic or other health crisis which has impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. The impact of an epidemic, pandemic or other health crisis and measures intended to prevent the spread of such an event could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees, and limitations on collection laws and rent increases, which have in the past affected, and, may in the future affect, our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which negatively impacted, and may in the future negatively impact, our ability to remove tenants who are not paying rent and our ability to rent their space to new tenants. In addition, the federal government has in the past allocated, and may in the future allocate, funds to rent relief programs to be run by state and local authorities. In certain locations, the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our tenants with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by tenants who have left a community, such programs have only been adopted in a minority of our markets. Our development and construction projects also have been and could in the future be adversely affected by factors related to an epidemic, pandemic or other health crisis, although, to date, such impacts have not been material. An epidemic, pandemic or other health crisis, or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

A cybersecurity incident or other technology disruptions could negatively impact our business, our relationships, and our reputation.

We use computers and computer networks in most aspects of our business operations. We also use mobile devices to communicate with our employees, suppliers, business partners, and tenants. These devices are used to transmit sensitive and confidential information including financial and strategic information about us, employees, business partners, tenants, and other individuals and organizations. Additionally, we utilize third-party service providers that host personally identifiable information and other confidential information of our employees, business partners, tenants, and others. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. Cybersecurity incidents, including physical or electronic break-ins, computer viruses, malware, attacks by hackers, ransomware attacks, phishing attacks, supply chain attacks, breaches due to employee error or misconduct and other similar breaches can create system disruptions, shutdowns or unauthorized access to information maintained in our information technology systems and in the information technology systems of our third-party service providers. We have in the past experienced cybersecurity incidents involving information technology systems, including through phishing attacks, but we have not experienced any material cybersecurity incidents. We expect cybersecurity incidents to continue to occur in the future and we are constantly attempting to mitigate efforts to infiltrate and compromise our information technology systems and data. The theft, destruction, loss, or release of sensitive and confidential information or operational downtime of the systems used to store and transmit our or our tenants’ confidential business and personal information could result in disruptions to our business, negative publicity, brand damage, violation of privacy laws, financial liability, difficulty attracting and retaining tenants, loss of business partners, and loss of business opportunities, any of which may materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. Although we carry cybersecurity insurance that is designed to protect us against certain losses related to cybersecurity incidents, that insurance coverage may not be sufficient or available to cover all expenses or other losses or all types of claims that may arise in connection with cybersecurity incidents. Furthermore, in the future, such insurance may not be available on commercially reasonable terms, or at all.

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

Our use of OP Units as consideration to acquire properties could result in stockholder dilution or limit our ability to sell such properties, which could have a material adverse effect on us.

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

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, development, and construction activity. Individuals currently considered key personnel each have a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants, and industry personnel, and we have not currently entered into employment agreements with any of these individuals. If we lose their services, our relationships with such industry personnel could diminish.

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

There is an increasing focus from certain investors, tenants, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. In addition, there is an increased focus on such matters by various regulatory authorities, including the SEC, and the activities and expense required to comply with new regulations or standards may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. In addition, the criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria.  Alternatively, if we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, we could fail, or be perceived to fail, in our achievement of initiatives or goals regarding environmental, social, and governance matters publicly communicated, including through our Sustainability Report, or we could be criticized for the scope of such initiatives or goals.  If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

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

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal and interest payments on debt, and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under "—Risks Related to Our Business," as well as the following:

•oversupply or reduction in demand for retail, office, or multifamily space in our markets;
•adverse changes in financial conditions of buyers, sellers, and tenants of properties;
•vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights, rights to reduce leased-space during their lease, or below-market renewal options, and the need to periodically repair, renovate, and re-lease space;
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

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interests or may subject us to penalties in the event any sales of our properties are not permitted under such laws. See “—The prohibited transactions tax may limit our ability to dispose of our properties.” Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with certain property acquisitions, we have entered into tax protection agreements that provide that if we dispose of any interest in certain protected properties in a taxable transaction within a certain period of the acquisition, subject to certain exceptions, we will indemnify the contributors for their tax liabilities attributable to the built-in gain that existed with respect to such property interests as of the time of the acquisition, and the tax liabilities incurred as a result of such tax protection payment, and may enter into similar agreements in connection with future property acquisitions. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive or unattractive for us to do so because of these obligations.

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

As of December 31, 2023, Daniel Hoffler, our Executive Chairman, owned approximately 5.8% and, collectively, Messrs. Hoffler, Haddad, and Kirk owned approximately 10.1% of the combined outstanding shares of our common stock and OP Units of our Operating Partnership (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations, and mergers.

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

The limited partners in our Operating Partnership (other than us) owned approximately 24.4% of the outstanding OP Units of our Operating Partnership as of December 31, 2023.

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

As of December 31, 2023, we owned 75.6% of the outstanding OP Units in our Operating Partnership. We regularly have issued OP Units to third parties as consideration for acquisitions, and we may continue to do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

Our ability to make distributions may also be limited by our amended credit facility. Under the terms of the amended credit facility, we may not pay cash dividends if a default has occurred and is continuing or would result therefrom. However, if certain defaults or events of default exist, we may pay cash dividends to the extent necessary to (i) maintain our status as a REIT and (ii) avoid federal or state income excise taxes.

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

The market price of our common stock and Series A Preferred Stock may be volatile in the future. In addition, the trading volume in our common stock and Series A Preferred Stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock and Series A Preferred Stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects in 2024 compared to 2023. In particular, the market price of our common stock and Series A Preferred Stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•actual or anticipated variations in our quarterly operating results or dividends;
•changes in our FFO, Normalized FFO, or earnings estimates;
•publication of research reports about us or the real estate industry;
•increases in market interest rates that lead purchasers of our shares to demand a higher yield;
•changes in market valuations of similar companies;
•adverse market views with respect to asset classes in which we invest;
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

We cannot guarantee that our Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

In June 2023, our board of directors authorized the Share Repurchase Program (as defined below) to repurchase up to $50.0 million of our outstanding common stock and Series A Preferred Stock, with no expiration date. The Share Repurchase Program does not obligate us to acquire any specific number of shares or acquire shares over any specific period of time. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The Share Repurchase Program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, the Share Repurchase Program could diminish our cash and cash equivalents and marketable securities.

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

Holders of our Series A Preferred Stock may not be permitted to exercise conversion rights upon a change of control. If exercisable, the change of control conversion feature of our Series A Preferred Stock may not adequately compensate preferred stockholders, and the change of control conversion and redemption features of our Series A Preferred Stock may make it more difficult for a party to take over our company or discourage a party from taking over our company.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Cybersecurity Risk Management and Strategy

Cybersecurity represents a critical component of our overall approach to risk management. We generally approach cybersecurity threats through a cross-functional, multilayered approach, with the specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to us; (ii) preserving the confidentiality, security, and availability of the information that we collect and store to use in our business; (iii) protecting our intellectual property; (iv) maintaining the confidence of our tenants, customers, clients, and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when applicable. Additionally, we maintain a cyber insurance policy that covers loss of data and associated recovery, loss of revenue due to business interruptions from a cybersecurity event, loss of transferred funds from events such as fraud and social engineering, and loss of funds from computer fraud and extortion.

Processes for Assessing Cybersecurity Threats

We manage cybersecurity threats by employing a comprehensive process that is integral to our overall risk management framework. Our risk management approach is designed to be aligned with the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2017 Enterprise Risk Management (“ERM”) framework. This system includes a risk assessment process specifically designed to identify information technology (“IT”) and cybersecurity risks that could be material to our organization.

i.Integration into the COSO-Based Enterprise Risk Management Framework

Our overall risk management system provides a structured and consistent approach to risk identification, assessment, and response, including those related to cybersecurity. The integration of cyber risks into our ERM framework underscores our commitment to upholding a robust governance structure that emphasizes the protection of our information systems. We also have in the past year engaged a third-party consultant to conduct a detailed risk assessment workshop utilizing the Center for Internet Security (CIS) framework v8. Additionally, our internal audit department performs periodic assessments of the design and operating effectiveness of our cybersecurity controls.

ii.Engagement with Third Parties

We maintain strategic partnerships with third-party assessors, consultants, and auditors to enhance our defense mechanisms. This includes the use of third parties for penetration testing and log evaluation, and network monitoring to assist in rapid identification and mitigation of any suspicious network access to ensure the effective detection and mitigation of cybersecurity threats. The results of such tests and assessments are reported to our audit committee and our board of directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by the tests and assessments.

iii.Oversight of Third-Party Service Providers

Our vendor risk assessment program is designed to identify, evaluate, and manage risks associated with third-party service providers. As a part of this program, we regularly review third-party attestation reports, such as SOC 1 and SOC 2, for key service providers to validate the effectiveness of their cybersecurity policies and controls. This ensures alignment with our standards for cybersecurity.

Additionally, we require all vendors with whom we have a direct contract or agreement, with limited exceptions, to comply with the Vendor Code of Business Conduct. Vendors are required to maintain the confidentiality of information entrusted to them by us. Additionally, the Vendor Code of Business Conduct provides instructions for vendors to report violations confidentially.

Impact of Cybersecurity Threats

Cybersecurity threats have the potential to negatively impact us due to the use of information technology within our business, and by our suppliers, business partners, and tenants. See “Risk Factors—Risks Related to Our Business—A cybersecurity incident or other technology disruptions could negatively impact our business, our relationships, and our reputation.” of Item 1A above for a discussion of cybersecurity risks and the potential impact on us.

Governance

Board Oversight

Our board of directors, including through delegation to our audit committee, exercises oversight over cybersecurity risks and controls. Our audit committee and board of directors regularly receive updates (including, in the case of our audit committee, quarterly updates) from our Chief Financial Officer and other members of management regarding the status of cybersecurity initiatives and the effectiveness of our internal control system related to information security. In connection with such updates, our board of directors and audit committee discuss our approach to cybersecurity risk management with management. Additionally, the audit committee periodically receives presentations from third-party cybersecurity experts to remain informed of developments in cyber risk and mitigation. Our board of directors and audit committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed.

Management’s Role

Management plays a critical role in cybersecurity risk assessment and management. The key roles and responsibilities are summarized as follows:

i.Management Responsibilities

Key management personnel, tasked with cybersecurity risk management, are equipped with expertise that encompasses extensive experience in cybersecurity, academic credentials, and professional certifications. Specific cybersecurity expertise and certifications held by management include bachelor’s degrees in technology and network security, industry certifications (CompTIA A+, CompTIA Network+, CompTIA Security+, Microsoft Certified Professional, Cisco Certified Network Associate), and public sector (military) experience in network security. Management personnel hone their skills to meet new demands through continuing professional development. Additionally, all employees are subject to ongoing cybersecurity training.

Members of management report to our Chief Financial Officer who is the member of management that is principally responsible for overseeing our cybersecurity risk management program. Our Chief Financial Officer holds an undergraduate and graduate degree in economics and has over 14 years of experience with managing risks at the Company and in environments similar to the Company’s, including risks arising from cybersecurity threats. Additionally, our Director of IT has served in various roles in information technology and information security for over 23 years. Our Director of IT holds an undergraduate degree in information technology and has attained the following professional certifications: CompTIA Network+, CompTIA Security+, Microsoft Certified Professional, Cisco Certified Network Associate, and Department of Defense Information Assurance Technical, Level II. Further, our Director of Corporate Business Systems holds a Bachelor of Science degree in Construction Science and Management and has over 8 years of experience with software implementations, technology innovation, and corporate business systems.

ii.Monitoring

The management team ensures the implementation of robust monitoring protocols for preventing, detecting, mitigating, and remediating cybersecurity threats. We use a ‘defense in layers’ approach which constitutes a cybersecurity strategy that involves the use of multiple types of securities measures, each designed to protect against a different vector of attack. As noted above, management is supported by third-party monitoring, next-generation hardware, and automated logging analysis. We utilize third parties for penetration testing and log evaluation, which provides 24/7 network monitoring to assist in rapid identification and mitigation of any suspicious network access. We maintain an Incident Response Plan, based on guidance within the National Institute of Standards and Technology's Computer Security Incident Handling Guide, which provides an escalation policy for identified security incidents. Our escalation policy details specific escalation processes by which senior leadership (Director of IT, Chief Financial Officer, and Chief Executive Officer) are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

iii.Reporting to the Board

There is a structured reporting mechanism in place through which our Chief Financial Officer regularly updates our audit committee on cybersecurity risk management efforts, thus facilitating informed oversight by the board. Further, our Chief Financial Officer and IT personnel monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents in real time, and report such incidents to our audit committee and/or board of directors when appropriate.

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

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period December 31, 2018 through December 31, 2023, as well as the corresponding returns on an overall stock market index (Russell 2000) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on December 31, 2018. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

Total Return Performance
200
175
150
125
100
75
Index Value
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
Armada Hoffler Properties, Inc.
MSCI US REIT
Russell 2000

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Armada Hoffler Properties, Inc.	100.00	137.11	87.86	124.88	100.11	115.17
MSCI US REIT	100.00	125.84	116.31	166.39	125.61	142.87
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85

Distribution Information

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders, other than in the second and third quarters of 2020 in order to preserve liquidity due to the uncertainty caused by the COVID-19 pandemic. Declared cash dividends were $0.775 per share for the year ended December 31, 2023. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions.

Any future distributions will be at the sole discretion of our board of directors, and their form, timing, and amount, if any, will depend upon a number of factors, including our actual and projected financial condition, liquidity, operating cash flows, results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, as described above, our REIT taxable income, the annual REIT distribution requirements, applicable law, and such other factors as our board of directors deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under our amended credit facility or other loans, selling certain of our assets, or using a portion of the net proceeds we receive from offerings of equity, equity-related, or debt securities, or declaring taxable share dividends.

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

Stockholder Information

As of February 23, 2024, there were approximately 118 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 23, 2024, there were 102 holders (other than our company) of our OP Units. Our OP Units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of OP Units in the Operating Partnership may tender their OP Units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of our common stock at the time of redemption or, at our option and sole discretion, for shares of common stock on a one-for-one basis. During the three months ended December 31, 2023, we elected to satisfy certain redemption requests by issuing a total of 50,000 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

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

The following table summarizes our common stock repurchase activity under the Share Repurchase Program for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(a)
October 1, 2023 through October 31, 2023	533,699	$10.35	533,699	$43,833
November 1, 2023 through November 30, 2023	606,191	10.61	606,191	37,402
December 1, 2023 through December 31, 2023	2,655	11.01	2,655	37,373
Total	1,142,545	$10.49	1,142,545
________________________________________
(a) Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program announced on June 15, 2023. Our board of directors authorized the repurchase of an aggregate of $50.0 million of shares of common stock and Series A Preferred Stock pursuant to the Share Repurchase Program.

The following table summarizes our Series A Preferred Stock repurchase activity under the Share Repurchase Program for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(a)
October 1, 2023 through October 31, 2023	—	$—	—	$43,833
November 1, 2023 through November 30, 2023	—	—	—	37,402
December 1, 2023 through December 31, 2023	—	—	—	37,373
Total	—	$—	—
________________________________________
(a) Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program announced on June 15, 2023. Our board of directors authorized the repurchase of an aggregate of $50.0 million of shares of common stock and Series A Preferred Stock pursuant to the Share Repurchase Program.

Item 6.    [Reserved].

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Description

We are a full-service real estate company with extensive experience developing, building, owning, and managing high-quality, institutional-grade retail, office, and multifamily properties in attractive markets throughout the Mid-Atlantic and Southeastern United States. As of December 31, 2023, our stabilized operating property portfolio was comprised of 38 retail properties, 10 office properties, and 11 multifamily properties. In addition to our operating property portfolio, we had one mixed-use property and one retail property in various stages of predevelopment, development, redevelopment, or stabilization as of December 31, 2023. We also provide general contracting services to third parties and invest in development projects through mezzanine lending arrangements and equity investments.

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner of our Operating Partnership and, as of December 31, 2023, we owned, through a combination of direct and indirect interests, 75.6% of the outstanding OP Units in our Operating Partnership.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. Our accounting policies are more fully described in Note 2 of our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon current available information. Actual results could differ from these estimates.

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

Interest Income

Interest income on notes receivable is accrued based on the contractual terms of the loans and when, in the opinion of management, it is deemed collectible. Many loans provide for accrual of interest that will not be paid until maturity of the loan. Interest is recognized on these loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and the status of development activities, as applicable. If management cannot make this determination, recognition of interest income may be fully or partially deferred until it is ultimately paid. Interest income is also accrued as earned on interest-bearing deposits.

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

Segment Results of Operations

As of December 31, 2023, we operated our business in five segments: (i) retail real estate, (ii) office real estate, (iii) multifamily residential real estate, (iv) general contracting and real estate services, and (v) real estate financing. See “—Real Estate Financing Segment Data” below for additional information regarding the real estate financing segment and its introduction as a reportable segment during the year ended December 31, 2023. Our general contracting and real estate services segment is conducted through our TRS.

NOI is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues for our property segments, general contracting and real estate services revenues for our general contracting and real estate services segment, and interest income for our real estate financing segment. Segment expenses include rental expenses and real estate taxes for our property segments, general contracting and real estate services expenses for our general contracting and real estate services segment, and interest expense for our real estate financing segment. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate, construction, and real estate financing businesses. See Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form

10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the years ended December 31, 2023, 2022, and 2021 were as follows ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Rental revenues	$97,762	$86,344	$78,572
Property expenses	24,976	22,642	20,928
NOI	$72,786	$63,702	$57,644

Square feet(1)	3,929,937	3,916,001	4,067,355
Occupancy(1)	97.4%	97.9%	96.0%
________________________________________
(1)Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2023 increased $11.4 million, or 13.2%, compared to the year ended December 31, 2022. NOI for the year ended December 31, 2023 increased $9.1 million, or 14.3%, compared to the year ended December 31, 2022. The increases in rental revenues and NOI resulted primarily due to the acquisition of The Interlock Retail in May 2023 and Pembroke Square in November 2022.

Retail Same Store Results

Retail same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2023 and 2022 and December 31, 2022 and 2021 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2023 (1)	2022 (1)	Change	2022 (2)	2021 (2)	Change
Rental revenues	$87,019	$84,100	$2,919	$73,436	$69,256	$4,180
Property expenses	21,164	21,028	136	18,400	17,636	764
Same Store NOI	$65,855	$63,072	$2,783	$55,036	$51,620	$3,416
Non-Same Store NOI	6,931	630	6,301	8,666	6,024	2,642
Segment NOI	$72,786	$63,702	$9,084	$63,702	$57,644	$6,058
________________________________________
(1)Same store excludes Pembroke Square and The Interlock Retail, as well as Columbus Village II due to redevelopment.
(2)Same store excludes Greenbrier Square, Overlook Village, Delray Beach Plaza, Premier Retail, and Pembroke Square.

Same store rental revenues for the year ended December 31, 2023 increased $2.9 million, or 3.5%, compared to the year ended December 31, 2022. Same store NOI for the year ended December 31, 2023 increased $2.8 million, or 4.4%, compared to the year ended December 31, 2022. The increases in same store rental revenues and same store NOI resulted primarily from higher occupancy throughout the portfolio as well as bad debt recoveries received at various properties.

Office Segment Data

Office rental revenues, property expenses, and NOI for the years ended December 31, 2023, 2022, and 2021 were as follows ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Rental revenues	$82,517	$74,036	$47,363
Property expenses	31,219	26,335	18,524
NOI	$51,298	$47,701	$28,839
Square feet(1)	2,310,537	2,111,923	1,301,319
Occupancy(1)	95.3%	96.7%	96.8%
________________________________________
(1)Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2023 increased $8.5 million, or 11.5%, compared to the year ended December 31, 2022. NOI for the year ended December 31, 2023 increased $3.6 million, or 7.5%, compared to the year ended December 31, 2022. The increases in rental revenues and NOI resulted primarily due to the acquisition of The Interlock Office in May 2023 as well as increased occupancy at Wills Wharf.

Office Same Store Results

Office same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2023 and 2022 and December 31, 2022, and 2021 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2023 (1)	2022 (1)	Change	2022 (2)	2021 (2)	Change
Rental revenues	$39,905	$41,705	$(1,800)	$41,705	$40,965	$740
Property expenses	16,246	15,326	920	15,326	14,513	813
Same Store NOI	$23,659	$26,379	$(2,720)	$26,379	$26,452	$(73)
Non-Same Store NOI	27,639	21,322	6,317	21,322	2,387	18,935
Segment NOI	$51,298	$47,701	$3,597	$47,701	$28,839	$18,862
________________________________________
(1)Same store excludes The Interlock Office, Wills Wharf, and the Constellation Office.
(2)Same store excludes Wills Wharf and the Constellation Office.

Same store rental revenues for the year ended December 31, 2023 decreased $1.8 million, or 4.3%, compared to the year ended December 31, 2022. Same store NOI for the year ended December 31, 2023 decreased $2.7 million, or 10.3%, compared to the year ended December 31, 2022. The decreases in same store rental revenues and same store NOI resulted primarily from an increase in non-recurring straight-line rent write-offs at One City Center in connection with WeWork's bankruptcy.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the years ended December 31, 2023, 2022, and 2021 were as follows ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Rental revenues	$58,645	$58,914	$66,205
Property expenses	22,666	23,822	28,894
NOI	$35,979	$35,092	$37,311

Apartment units/beds	2,492	2,254	2,959
Occupancy	95.5%	96.1%	97.4%

Rental revenues for the year ended December 31, 2023 decreased $0.3 million, or less than 1%, compared to the year ended December 31, 2022, primarily due to the disposition of The Residences at Annapolis Junction in July 2022, partially offset by the commencement of operations at Chronicle Mill and The Everly. NOI for the year ended December 31, 2023 increased $0.9 million, or 2.5%, compared to the year ended December 31, 2022. The increase in NOI was primarily due to a decrease in property expenses resulting from the 2022 dispositions of The Residences at Annapolis Junction, Hoffler Place, and Summit Place. Additionally, the decrease in property expenses resulted from a decrease in real estate taxes, primarily due to the tax abatement received upon completion of development at The Everly. The decrease in expenses was partially offset by the commencement of operations at Chronicle Mill and The Everly in 2022.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2023 and 2022 and December 31, 2022 and 2021 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2023 (1)	2022 (1)	Change	2022 (1)	2021 (1)	Change
Rental revenues	$46,133	$44,098	$2,035	$44,098	$41,008	$3,090
Property expenses	17,884	16,858	1,026	16,858	16,226	632
Same Store NOI	$28,249	$27,240	$1,009	$27,240	$24,782	$2,458
Non-Same Store NOI	7,730	7,852	(122)	7,852	12,529	(4,677)
Segment NOI	$35,979	$35,092	$887	$35,092	$37,311	$(2,219)
________________________________________
(1)Same store excludes 1305 Dock Street, Chronicle Mill, and The Everly as well as properties that were disposed in 2022.

Same store rental revenues for the year ended December 31, 2023 increased $2.0 million, or 4.6%, compared to the year ended December 31, 2022. Same store NOI for the year ended December 31, 2023 increased $1.0 million, or 3.7%, compared to the year ended December 31, 2022. The increases in same store rental revenues and same store NOI resulted primarily from increased rental rates across multiple properties.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the years ended December 31, 2023, 2022, and 2021 were as follows ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Segment revenues	$413,131	$234,859	$91,936
Gross profit	$13,418	$7,701	$3,836
Operating margin (1)	3.2%	3.3%	4.2%
Construction backlog	$472,170	$665,565	$215,519
________________________________________
(1)50% and 90% of gross profit attributable to our T. Rowe Price Global HQ and Allied | Harbor Point development projects, respectively, is not reflected within general contracting and real estate services revenues due to elimination. The Company is still entitled to receive cash proceeds in relation to the eliminated amounts. Prior to any gross profit eliminations attributable to these projects, operating margin for the years ended December 31, 2023, 2022, and 2021 was 3.7%, 3.7%, and 4.2%, respectively.

Segment revenues for the year ended December 31, 2023 increased $178.3 million compared to the year ended December 31, 2022. Gross profit for the year ended December 31, 2023 increased $5.7 million compared to the year ended December 31, 2022. The increase in segment revenues and gross profit resulted primarily from the increase in contract volume experienced in 2023, as a result of work deferred to the current period due to COVID-19.

The changes in construction backlog for each of the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Beginning backlog	$665,565	$215,519	$71,258
New contracts/change orders	221,473	685,753	236,077
Work performed	(414,868)	(235,707)	(91,816)
Ending backlog	$472,170	$665,565	$215,519

During the year ended December 31, 2023, we executed new contracts or change orders with Beatty Development Group related to the Harbor Point development in Baltimore totaling $89.6 million in addition to $64.8 million with Terwilliger Pappas in connection with the development of Solis Kennesaw, and $49.6 million with Dominion Realty Partners. Ending backlog as of December 31, 2023 included $225.0 million in contracts with Beatty Development Group, $162.7 million in contracts with Dominion Realty Partners, and $58.3 million in contracts with Terwilliger Pappas.

During the year ended December 31, 2022, we executed new contracts or change orders with Beatty Development Group related to the Harbor Point development in Baltimore totaling $423.8 million in addition to $246.9 million of new contracts with Dominion Realty Partners. Ending backlog as of December 31, 2022 included $353.7 million in contracts with Beatty Development Group and $292.9 million in contracts with Dominion Realty Partners.

Real Estate Financing Segment Data

During the first quarter of 2023, we updated our reportable segments to include real estate financing. This segment includes our mezzanine loans and preferred equity investments on development projects. The addition of the real estate financing segment as a reportable segment is consistent with how we view our operating performance and how the chief operational decision maker allocates our resources. The change in segmental presentation is a result of our continued investment in development projects through financing, which we no longer consider to be ad hoc investments, but an evolving portfolio. We also believe this change in segmental presentation further assists stockholders in assessing pertinent information about our operating performance. Our goal is to target approximately $80.0 million in outstanding principal of real estate financing investments. We underwrite these investments from a position of potential ownership. The real estate financing portfolio thereby serves as a development pipeline, particularly for growth in our multifamily real estate segment.

Real estate financing interest income, interest expense, and gross profit for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Interest income	$14,176	$16,461	$18,026
Interest expense	3,667	3,497	2,833
Segment gross profit	$10,509	$12,964	$15,193
Operating margin	74.1%	78.8%	84.3%

Real estate financing gross profit for the year ended December 31, 2023 decreased 18.9% compared to the year ended December 31, 2022, primarily due to the accelerated recognition of minimum interest income on the Nexton Multifamily preferred equity investment in the fourth quarter of 2022, the satisfaction of The Interlock mezzanine loan in the second quarter of 2023, and rising interest rates, largely offset by interest rate derivatives.

Real estate financing gross profit for the year ended December 31, 2022 decreased 14.7% compared to the year ended December 31, 2021, primarily due to repayment of the mezzanine loan related to Solis Apartments at The Interlock in the second quarter of 2021, principal repayments on The Interlock mezzanine loan during the year ended December 31, 2022, and rising interest rates, partially offset by interest rate derivatives.

Consolidated Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,			2023	2022
	2023	2022	2021	Change	Change

Revenues
Rental revenues	$238,924	$219,294	$192,140	$19,630	$27,154
General contracting and real estate services revenues	413,131	234,859	91,936	178,272	142,923
Interest income	15,103	16,978	18,457	(1,875)	(1,479)
Total revenues	667,158	471,131	302,533	196,027	168,598

Expenses
Rental expenses	56,419	50,742	46,494	5,677	4,248
Real estate taxes	22,442	22,057	21,852	385	205
General contracting and real estate services expenses	399,713	227,158	88,100	172,555	139,058
Depreciation and amortization	96,078	72,974	68,853	23,104	4,121
Amortization of right-of-use assets - finance leases	1,349	1,110	1,022	239	88
General and administrative expenses	18,122	15,691	14,610	2,431	1,081
Acquisition, development, and other pursuit costs	84	37	112	47	(75)
Impairment charges	102	416	21,378	(314)	(20,962)
Total expenses	594,309	390,185	262,421	204,124	127,764
Gain on real estate dispositions, net	738	53,466	19,040	(52,728)	34,426
Operating income	73,587	134,412	59,152	(60,825)	75,260
Interest expense	(57,810)	(39,680)	(33,905)	(18,130)	(5,775)
Loss on extinguishment of debt	—	(3,374)	(3,810)	—	436
Change in fair value of derivatives and other	(6,242)	8,698	2,182	(14,940)	6,516
Unrealized credit loss (provision) release	(574)	(626)	792	52	(1,418)
Other income (expense), net	31	378	302	(347)	76
Income before taxes	8,992	99,808	24,713	(90,816)	75,095
Income tax (provision) benefit	(1,329)	145	742	(1,474)	(597)
Net income	7,663	99,953	25,455	(92,290)	74,498
Net (income) loss attributable to noncontrolling interests in investment entities	(605)	(5,948)	5	5,343	(5,953)
Preferred stock dividends	(11,548)	(11,548)	(11,548)	—	—
Net (loss) income attributable to common stockholders and OP Unitholders	$(4,490)	$82,457	$13,912	$(86,947)	$68,545

Rental revenues. Rental revenues by segment for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,			2023	2022
	2023	2022	2021	Change	Change
Retail	$97,762	$86,344	$78,572	$11,418	$7,772
Office	82,517	74,036	47,363	8,481	26,673
Multifamily	58,645	58,914	66,205	(269)	(7,291)
	$238,924	$219,294	$192,140	$19,630	$27,154

Rental revenues increased $19.6 million, or 9.0%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in retail rental revenues resulted primarily from the acquisition of The Interlock Retail in May 2023 and the acquisition of Pembroke Square in November 2022. The increase in office rental revenues resulted primarily from the acquisition of The Interlock Office and higher occupancy at Wills Wharf. The decrease in multifamily rental revenues resulted primarily from the disposition of The Residences at Annapolis Junction in July 2022, largely offset by the commencement of operations at Chronicle Mill and The Everly.

General contracting and real estate services revenues. General contracting and real estate services revenues increased $178.3 million, or 75.9%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase resulted primarily from the timing of new third-party construction projects in 2023 and higher contract volume.

Interest income. Interest income for the year ended December 31, 2023 decreased $1.9 million, or 11.0%, compared to the year ended December 31, 2022, due to the repayment of the Nexton Multifamily mezzanine loan in December 2022 and the redemption of The Interlock mezzanine loan in May 2023, partially offset by new real estate financing investments commenced during the year ended December 31, 2023. As of December 31, 2023 and 2022, our outstanding real estate financing investment balances, including principal and accrued interest, were $83.4 million and $112.3 million, respectively.

Rental expenses. Rental expenses by segment for each of the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,			2023	2022
	2023	2022	2021	Change	Change
Retail	$16,170	$13,769	$12,512	$2,401	$1,257
Office	22,477	18,710	12,412	3,767	6,298
Multifamily	17,772	18,263	21,570	(491)	(3,307)
	$56,419	$50,742	$46,494	$5,677	$4,248

Rental expenses increased $5.7 million, or 11.2%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. Retail rental expenses increased primarily as a result of the acquisition of The Interlock Retail in May 2023. Office rental expenses increased primarily as a result of the acquisition of The Interlock Office in May 2023 and the Constellation Office in January 2022. Multifamily rental expenses decreased primarily as a result of the disposition of The Residences at Annapolis Junction in July 2022, partially offset by the commencement of operations at Chronicle Mill and The Everly.

Real estate taxes. Real estate taxes by segment for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,			2023	2022
	2023	2022	2021	Change	Change
Retail	$8,806	$8,873	$8,416	$(67)	$457
Office	8,742	7,625	6,112	1,117	1,513
Multifamily	4,894	5,559	7,324	(665)	(1,765)
	$22,442	$22,057	$21,852	$385	$205

Real estate taxes increased $0.4 million, or 1.7%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. Retail real estate taxes were materially consistent. Office real estate taxes increased primarily as a result of the acquisition of The Interlock Office in May 2023 as well as increases in property tax assessments. Multifamily real estate taxes decreased primarily as a result of the disposition of The Residences at Annapolis Junction in July 2022, Hoffler Place in April 2022, and Summit Place in April 2022.

General contracting and real estate services expenses. General contracting and real estate services expenses for the year ended December 31, 2023 increased $172.6 million, or 76.0%, compared to the year ended December 31, 2022. The increase resulted primarily from the timing of completion of third-party contracts in 2023 and higher contract volume.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2023 increased $23.1 million, or 31.7%, compared to the year ended December 31, 2022. The increase was primarily attributable to the acquisition of The Interlock in May 2023, the acquisition of Pembroke Square in November 2022, and accelerated in-place lease amortization in connection with space leased by WeWork at One City Center and The Interlock. The increase was partially offset by 2022 dispositions, which included Hoffler Place, Summit Place, The Residences at Annapolis Junction, and the retail portion of The Everly.

Amortization of right-of-use assets - finance leases. Amortization of right-of-use assets - finance leases for the year ended December 31, 2023 increased $0.2 million compared to the year ended December 31, 2022. The increase resulted primarily from the addition of a ground lease in conjunction with the acquisition of The Interlock.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2023 increased $2.4 million, or 15.5%, compared to the year ended December 31, 2022. The increase resulted primarily from increased employee headcount as well as higher compensation, benefits, and training and development costs resulting from increased investment in human capital. The increase is further explained by an increase in professional services expenses in connection with transactions.

Acquisition, development, and other pursuit costs. Acquisition, development, and other pursuit costs for the years ended December 31, 2023 and 2022 were materially consistent.

Impairment charges. Impairment charges during the year ended December 31, 2023 were immaterial.

Gain on real estate dispositions, net. Gain on real estate dispositions, net for the year ended December 31, 2023 totaled $0.7 million and related to the disposition of non-operating outparcels at Market at Mill Creek and Brooks Crossing Retail. During the year ended December 31, 2022, we recognized gains on real estate dispositions of $53.5 million, primarily related to the disposition of The Residences at Annapolis Junction, the AutoZone and Valvoline outparcels at Sandbridge Commons, and the Home Depot and Costco parcels at North Pointe.

Interest expense. Interest expense for the year ended December 31, 2023 increased $18.1 million, or 45.7%, compared to the year ended December 31, 2022 primarily due to higher levels of indebtedness in connection with the funding of development projects, real estate financing investments, and acquisitions, partially offset by debt paid off in connection with dispositions in 2022. The increase is also attributable to higher interest rates, largely offset by hedging interest rate derivatives, and the addition of a finance ground lease in conjunction with the acquisition of The Interlock.

Loss on extinguishment of debt. There was no loss on extinguishment of debt for the year ended December 31, 2023. Loss on extinguishment of debt for the year ended December 31, 2022 primarily relates to the loan payoffs of Marketplace at Hilltop. Brooks Crossing Office, One City Center, 1405 Point, Red Mill West, and Delray Beach Plaza, the refinance of Liberty Apartments and Nexton Square, and loan payoffs associated with dispositions .

Change in fair value of derivatives and other. Change in fair value of derivatives and other for the year ended December 31, 2023 was a loss of $6.2 million, which primarily arose from decreases in the forward Secured Overnight Financing Rate ("SOFR"), as well as the London Inter-Bank Offered Rate ("LIBOR") and the Bloomberg Short-Term Bank Yield Index ("BSBY"). The loss is also due to an increase in derivatives outstanding that are not designated as hedges for accounting purposes. The loss was partially offset by realized gains. During the year ended December 31, 2022, we recognized gain on changes in fair value of interest rate derivatives of $8.7 million due to increases in forward SOFR, LIBOR, and BSBY.

Unrealized credit loss (provision) release. Unrealized credit loss provision for the year ended December 31, 2023 relates to provisions for new real estate financing investments commenced in 2023, partially offset by the redemption of the mezzanine loan for The Interlock. Unrealized credit loss provision for the year ended December 31, 2022 relates to the provision recorded for the Solis City Park II and Solis Gainesville II investments, partially offset by a release related to the redemption of the Nexton Multifamily preferred equity investment.

Other income (expense), net. Other income (expense), net for the year ended December 31, 2023 was nominal. Other income (expense), net for the year ended December 31, 2023 was primarily composed of property insurance proceeds for various properties.

Income tax (provision) benefit. The income tax (provision) benefit recognized during the years ended December 31, 2023 and 2022 is attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses, and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects, mezzanine loan funding requirements, and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, borrowings available under our amended credit facility, and net proceeds from the opportunistic sale of common stock through our at-the-market continuous equity offering program (the "ATM Program"), which is discussed below.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, general contracting expenses, property development and acquisitions, tenant improvements, and capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities, and the opportunistic disposition of non-core properties. We also may fund property development and acquisitions and capital improvements using our amended credit facility pending long-term financing.

As of December 31, 2023, we had unrestricted cash and cash equivalents of $27.9 million available for both current liquidity needs as well as development and redevelopment activities. As of December 31, 2023, we also had restricted cash in escrow of $2.2 million, some of which is available for capital expenditures at our operating properties. As of December 31, 2023, we had $76.3 million available for borrowings under our amended credit facility to meet our short-term liquidity requirements and $43.7 million available for borrowings under construction loans to fund development activities.

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

During the year ended December 31, 2023, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of February 23, 2024.

Share Repurchase Program

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

During the year ended December 31, 2023, we repurchased 1,204,838 shares of common stock for a total of $12.6 million. During the year ended December 31, 2023, we did not repurchase any shares of Series A Preferred Stock. As of December 31, 2023, $37.4 million remained available for repurchases under the Share Repurchase Program.

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

On August 29, 2023, we increased the capacity of the revolving credit facility by $105.0 million by exercising the accordion feature in part, bringing the revolving credit facility capacity to $355.0 million and the total amended credit facility capacity to $655.0 million.

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80%, in each case depending on our total leverage and in each case subject to a credit spread adjustment of 0.10%. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. We may, at any time, voluntarily prepay any loan under the amended credit facility in whole or in part without premium or penalty. Our unencumbered borrowing pool will support revolving borrowings of up to $343.3 million as of December 31, 2023.

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

The M&T term loan agreement includes customary events of default, in certain cases subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the M&T term loan facility to be immediately due and payable. A default under the Credit Agreement would also constitute a default under M&T term loan agreement.

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

The TD term loan facility bears interest at a rate elected by us based on term SOFR, Daily Simple SOFR, or the Base Rate (as defined below), and in each case plus a margin. A term SOFR or Daily Simple SOFR loan is also subject to a credit spread adjustment of 0.10%. The margin under each interest rate election depends on our total leverage. The "Base Rate" is equal to the highest of: (a) the Federal Funds Rate for such day, plus 0.50% (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate” for such day, (c) one month term SOFR for such day plus 0.01 basis points and (d) 1.00%. We have elected for the loan to bear interest at term SOFR plus margin. If we attain investment grade credit ratings from both S&P Global Ratings and Moody's Investor Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings.

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

The TD term loan agreement limits our ability to pay cash dividends if a default has occurred and is continuing or would result therefrom. However, if certain defaults or events of default exist, we may pay cash dividends to the extent necessary to (i) maintain our status as a REIT and (ii) avoid federal or state income excise taxes. The TD term loan agreement also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans, and unconsolidated affiliates, and restricts our ability to repurchase stock and units of limited partnership interest in the Operating Partnership during the term of the TD term loan facility.

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

We are currently in compliance with all covenants under the TD term loan agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of December 31, 2023 ($ in thousands):

Secured Debt	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date (b)	Balance at Maturity
Chronicle Mill	$34,438	SOFR+	3.00%	6.47%		May 5, 2024	$34,438
Red Mill Central	1,838		4.80%			June 17, 2024	1,765
Premier Apartments(c)	16,036	SOFR+	1.55%	7.02%		October 31, 2024	15,830
Premier Retail(c)	7,898	SOFR+	1.55%	7.02%		October 31, 2024	7,797
Red Mill South	4,853		3.57%			May 1, 2025	4,383
Market at Mill Creek	11,347	SOFR+	1.55%	7.02%		July 12, 2025	10,376
The Everly	30,000	SOFR+	1.50%	6.85%		December 20, 2025	30,000
Encore Apartments(d)	23,421		2.93%			February 10, 2026	22,209
4525 Main Street(d)	30,074		2.93%			February 10, 2026	28,517
Southern Post	30,546	SOFR+	2.25%	5.60%		August 25, 2026	30,546
Thames Street Wharf	67,894	SOFR+	1.30%	2.33%	(e)	September 30, 2026	60,839
Constellation Energy Building	175,000	SOFR+	1.50%	3.46%	(e)	November 1, 2026	175,000
Southgate Square	25,331	SOFR+	1.90%	7.35%		December 21, 2026	22,811
Nexton Square	21,581	SOFR+	1.95%	7.30%		June 30, 2027	19,487
Liberty Apartments	20,588	SOFR+	1.50%	6.85%		September 27, 2027	19,230
Greenbrier Square	19,569		3.74%			October 10, 2027	18,049
Lexington Square	13,599		4.50%			September 1, 2028	12,044
Red Mill North	3,963		4.73%			December 31, 2028	3,295
Greenside Apartments	31,104		3.17%			December 15, 2029	26,095
Smith's Landing	14,578		4.05%			June 1, 2035	384
The Edison	15,179		5.30%			December 1, 2044	100
The Cosmopolitan	40,367		3.35%			July 1, 2051	187
Total secured debt	$639,204						$543,382
Unsecured Debt
TD unsecured term loan	$95,000	SOFR+	1.35%-1.90%	4.70%	(e)	May 19, 2025	$95,000
Senior unsecured revolving credit facility	262,000	SOFR+	1.30%-1.85%	6.85%		January 22, 2027	262,000
Senior unsecured revolving credit facility (fixed)	5,000	SOFR+	1.30%-1.85%	4.70%	(e)	January 22, 2027	5,000
M&T unsecured term loan	100,000	SOFR+	1.25%-1.80%	4.90%	(e)	March 8, 2027	100,000
Senior unsecured term loan	125,000	SOFR+	1.25%-1.80%	6.75%		January 21, 2028	125,000
Senior unsecured term loan (fixed)	175,000	SOFR+	1.25%-1.80%	1.73%-4.83%	(e)	January 21, 2028	175,000
Total unsecured debt	762,000						762,000
Total principal balances	$1,401,204						$1,305,382
Other note payable(f)	6,127
Unamortized GAAP adjustments	(10,366)
Indebtedness, net	$1,396,965
_______________________________________

(a) SOFR is determined by individual lenders.
(b) Does not reflect the effect of any maturity extension options.
(c) Cross collateralized.
(d) Cross collateralized.
(e) Includes debt subject to interest rate swap locks.
(f) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 39-year remaining lease term.

Certain loans require us to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2023, we were in compliance with all loan covenants.

As of December 31, 2023, our scheduled principal repayments and maturities during each of the next five years and thereafter were as follows ($ in thousands):

Year (1)	Amount Due	Percentage of Total
2024	$70,207	5%
2025	150,495	11%
2026	348,072	25%
2027	428,562	31%
2028	319,322	22%
Thereafter	84,546	6%
Total	$1,401,204	100%
________________________________________
(1) Does not reflect the exercise of any maturity extension options.

Interest Rate Derivatives

As of December 31, 2023, we were party to the following SOFR interest rate cap agreements ($ in thousands):

Effective Date	Maturity Date	Strike Rate		Notional Amount
7/5/2022	1/1/2024	1.00%-3.00%	(a)	$35,100
9/1/2022	9/1/2024	1.00%-3.00%	(a)	63,169	(b)
Total				$98,269
________________________________________
(a) We purchased interest rate caps at 1.00% and sold interest rate caps at 3.00%, resulting in interest rate cap corridors of 1.00% and 3.00%. The intended goal of these corridors is to provide a level of protection from the effect of rising interest rates and reduce the all-in cost of the derivative instrument.
(b) Represents the notional amount as of December 31, 2023. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan. The maximum notional amount that will eventually be in effect is $73.6 million.

As of December 31, 2023, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Floating rate pool of loans	$50,000	1-month SOFR	(a)	3.40%	4.91%	7/5/2023	1/1/2024
Constellation Energy Building	175,000	1-month SOFR	(b)	1.84%	3.46%	4/3/2023	2/1/2024
Floating rate pool of loans	200,000	1-month SOFR	(c)	3.39%	4.90%	7/1/2023	3/1/2024
Senior unsecured term loan	25,000	1-month SOFR	(d)	0.42%	1.82%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month SOFR	(d)	0.33%	1.73%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	Daily SOFR	(d)	0.44%	1.84%	4/1/2020	4/1/2024
Harbor Point Parcel 3 senior construction loan	90,000	1-month SOFR	(e)	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	1-month SOFR	(f)	2.75%	4.26%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	1-month SOFR	(g)	2.75%	5.12%	11/1/2023	11/1/2025
Floating rate pool of loans	300,000	1-month SOFR	(h)	2.75%	4.26%	12/1/2023	12/1/2025
Revolving credit facility and TD unsecured term loan	100,000	Daily SOFR		3.20%	4.70%	5/19/2023	5/19/2026	(i)
Thames Street Wharf	67,894	Daily SOFR	(d)	0.93%	2.33%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000	1-month SOFR		3.50%	4.90%	12/6/2022	12/6/2027
Senior unsecured term loan	100,000	1-month SOFR		3.43%	4.83%	12/13/2022	1/21/2028
Total	$1,687,894

(a) On July 6, 2023, we terminated a SOFR corridor of 1.00%-3.00% with a notional amount of $50.0 million and entered into this interest rate swap agreement. We paid a net zero premium for this transaction.
(b) Effective April 4, 2023, we terminated our 4.00% BSBY interest rate cap with a notional amount of $175.0 million and our BSBY corridor of 1.00%-3.00% with a notional amount of $175.0 million and, effective April 3, 2023, entered into this interest rate swap agreement.

We paid a net zero premium for this transaction.
(c) On July 5, 2023, we terminated a SOFR corridor of 1.00%-3.00% with a notional amount of $200.0 million and entered into this interest rate swap agreement. We paid a net zero premium for this transaction.
(d) Transitioned to SOFR during the year ended December 31, 2023.
(e) This interest rate swap agreement reduces our interest rate exposure on the $180.4 million senior construction loan secured by our Harbor Point Parcel 3 equity method investment. As such, the loan is not reflected on our consolidated balance sheets. We also paid $3.6 million to reduce the swap fixed rate.
(f) We paid $13.3 million to reduce the swap fixed rate.
(g) This interest rate swap agreement reduces our interest rate exposure on the $109.7 million senior construction loan secured by our Harbor Point Parcel 4 equity method investment. As such, the loan is not reflected on our consolidated balance sheets. We also paid $3.9 million to reduce the swap fixed rate.
(h) We paid $10.5 million to reduce the swap fixed rate.
(i) Subject to cancellation by the counterparty beginning on May 1, 2025 and the first day of each month thereafter.

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2023 (in thousands):

	Payments due by period
	Less than	More than
Contractual Obligations	1 year	1 year	Total
Principal payments and maturities of long-term indebtedness	$70,207	$1,330,997	$1,401,204
Interest payments on long-term indebtedness (1) (2)	64,112	148,692	212,804
Ground and other operating leases	5,419	461,089	466,508
Tenant-related and other commitments	17,038	3,670	20,708
Total (3) (4)	$156,776	$1,944,448	$2,101,224
________________________________________
(1)For long-term debt that bears interest at variable rates, we estimated future interest payments using the SOFR forward curve as of December 31, 2023. As of December 31, 2023, SOFR was 535 basis points.
(2)Assumes the $267.0 million revolving credit facility balance outstanding as of December 31, 2023 remains constant through maturity of the facility. Amounts also include unused credit facility fees assuming the balance outstanding as of December 31, 2023 remains constant through maturity of our revolving credit facility.
(3)Contractual obligations above do not include funding obligations to non-wholly owned development projects as well as unfunded real estate financing investment commitments due to the uncertainty of the timing and amounts of certain of these obligations. Refer to "Item 1. Business" for information about our development projects, mezzanine loans and preferred equity investments.
(4)Contractual Obligations above exclude increased ground lease payments at 1405 Point which is classified as a note payable in the consolidated balance sheets.

Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of December 31, 2023, we had an outstanding guarantee liability of $0.1 million related to the $32.9 million payment guarantee for the senior loan on Harbor Point Parcel 4. As of December 31, 2023, no amounts have been funded on this senior loan.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we are responsible for providing a completion guarantee to the lender for this project.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of December 31, 2023, our off-balance sheet arrangements consisted of $46.3 million of unfunded commitments of our notes receivable. We have recorded a $0.7 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Years Ended
	December 31,
	2023	2022	Change
	($ in thousands)
Operating Activities	$93,314	$116,858	$(23,544)
Investing Activities	(237,266)	(33,242)	(204,024)
Financing Activities	122,253	(72,194)	194,447
Net Increase/(decrease)	$(21,699)	$11,422	$(33,121)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$51,865	$40,443
Cash, Cash Equivalents, and Restricted Cash, End of Period	$30,166	$51,865

	Years Ended
	December 31,
	2022	2021	Change
	($ in thousands)
Operating Activities	$116,858	$91,184	$25,674
Investing Activities	(33,242)	(57,629)	24,387
Financing Activities	(72,194)	(43,542)	(28,652)
Net Increase	$11,422	$(9,987)	$21,409
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$40,443	$50,430
Cash, Cash Equivalents, and Restricted Cash, End of Period	$51,865	$40,443

Net cash provided by operating activities for the year ended December 31, 2023 decreased by $23.5 million compared to the year ended December 31, 2022. The change was primarily attributable to an increase in operating assets and liabilities of $24.3 million during the year ended December 31, 2023.

Net cash used for investing activities for the year ended December 31, 2023 increased by $204.0 million compared to the year ended December 31, 2022. The change was primarily attributable to proceeds received from dispositions in 2022, as well as increases in real estate financing note receivable issuances in 2023.

Net cash provided by (used for) financing activities during the year ended December 31, 2023 increased by $194.4 million compared to the year ended December 31, 2022. The change was primarily attributable to higher net borrowings, partially offset by equity repurchases of $12.6 million in 2023. See Note 8, Indebtedness, and Note 10, Equity to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding our debt obligations and Share Repurchase Program.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for each of the years ended December 31, 2023, 2022 and 2021 to net income, the most directly comparable GAAP measure:

	Years Ended December 31,
	2023	2022	2021
	(in thousands, except per share and unit amounts)
Net (loss) income attributable to common stockholders and OP Unitholders	$(4,490)	$82,457	$13,912
Depreciation and amortization (1)	95,208	71,971	68,853
Gain on operating real estate dispositions, net (2)	—	(47,984)	(18,793)
Impairment of real estate assets	—	201	21,378
FFO attributable to common stockholders and OP Unitholders	90,718	106,645	85,350
Acquisition, development, and other pursuit costs	84	37	112
Accelerated amortization of intangible assets and liabilities	(653)	215	—
Loss on extinguishment of debt	—	3,374	3,810
Unrealized credit loss (release) provision	574	626	(792)
Amortization of right-of-use assets - finance leases	1,349	1,110	1,022
Decrease (Increase) in fair value of derivatives not designated as cash flow hedges	14,185	(8,698)	(2,182)
Amortization of interest rate derivative premiums on designated cash flow hedges	4,210	3,849	235
Normalized FFO available to common stockholders and OP Unitholders	$110,467	$107,158	$87,555
Net (loss) income attributable to common stockholders and OP Unitholders per diluted share and unit	$(0.05)	$0.93	$0.17
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$1.02	$1.21	$1.05
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$1.24	$1.22	$1.08
Weighted-average common shares and units - diluted	88,864	88,192	81,445
________________________________________

(1) The adjustment for depreciation and amortization for the years ended December 31, 2023 and 2022 excludes $0.9 million and $1.0 million, respectively, of depreciation attributable to our joint venture partners.

(2) The adjustment for gain on operating real estate dispositions for the year ended December 31, 2023 excludes $0.7 million for gains on the dispositions of non-operating parcels at Market at Mill Creek and adjacent to Brooks Crossing Retail. The adjustment for gain on real estate dispositions for the year ended December 31, 2022 excludes $5.4 million of the gain on the sale of The Residences at Annapolis Junction that was allocated to our joint venture partner. Additionally, the adjustment for gain on real estate dispositions for the year ended December 31, 2021 excludes the gain on sale of easement rights on a non-operating parcel and the loss on sale of a non-operating parcel.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is SOFR. We use fixed interest rate financing and derivative financial instruments to manage interest rate risk. We do not use derivatives for trading or other speculative purposes.

As of December 31, 2023 and excluding unamortized GAAP adjustments, 100.0% of our outstanding debt is either fixed rate or economically hedged after the effect of interest rate swaps and caps. As of December 31, 2023, SOFR was approximately 535 basis points. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were to increase by 100 basis points, our cash flow would increase by approximately $3.0 million per year. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were reduced by 100 basis points, our cash flow would decrease by approximately $3.0 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2023, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from our Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

Item 11.    Executive Compensation.

This information is incorporated by reference from our Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from our Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from our Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

Item 14.    Principal Accountant Fees and Services.

This information is incorporated by reference from our Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2024.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1)Financial Statements

Included herein at pages F-1 through F-52.

(2)Financial Statement Schedules

The following financial statement schedule is included herein at pages F-53 through F-55:

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

4.1	Form of Certificate of Common Stock of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

4.2	Description of Securities of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on February 25, 2020)

10.1	Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.2†	Armada Hoffler Properties, Inc. Amended and Restated 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on June 15, 2017)

10.3†	Form of Restricted Stock Award Agreement for Executive officers (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on February 24, 2020)

10.4†*	Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto.

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

21.1*	List of Subsidiaries of Armada Hoffler Properties, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recoupment Policy

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: February 28, 2024

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Louis S. Haddad
Louis S. Haddad
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel A. Hoffler	Executive Chairman and Director	February 28, 2024
Daniel A. Hoffler

/s/ Louis S. Haddad	Vice Chairman, Chief Executive Officer, and Director	February 28, 2024
Louis S. Haddad	(principal executive officer)

/s/ Matthew T. Barnes-Smith	Chief Financial Officer, Treasurer, and Corporate Secretary	February 28, 2024
Matthew T. Barnes-Smith	(principal financial officer and principal accounting officer)

/s/ George F. Allen	Director	February 28, 2024
George F. Allen

/s/ James A. Carroll	Director	February 28, 2024
James A. Carroll

/s/ James C. Cherry	Director	February 28, 2024
James C. Cherry

/s/ Eva S. Hardy	Director	February 28, 2024
Eva S. Hardy

/s/ Dennis H. Gartman	Director	February 28, 2024
Dennis H. Gartman

/s/ A. Russell Kirk	Director	February 28, 2024
A. Russell Kirk

/s/ John W. Snow	Director	February 28, 2024
John W. Snow

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2023

Item 8, Item 15(a)(1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Armada Hoffler Properties, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Armada Hoffler Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and Financial Statement Schedule listed in the Index at Item 15(3) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Allowance for Loan Losses - Notes Receivable

Description of the Matter
At December 31, 2023, the Company’s notes receivable portfolio totaled $94.2 million, net of allowances of $1.5 million. As discussed in Notes 2 and 6 to the consolidated financial statements, management estimates the allowance for loan losses on outstanding notes receivable based primarily upon relevant historical loan loss data sets, the forecast for macroeconomic conditions, loan-to-value of the underlying project, remaining contractual loan term, and other relevant loan-specific factors. For loans experiencing financial difficulty as of the measurement date, the Company recognizes expected credit losses calculated as the difference between the amortized cost basis of the financial asset and the estimated fair value of the collateral, net of selling costs, which includes an estimation of the projected sales proceeds from the sale of the underlying property.

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

To test the allowance for loan losses, we performed audit procedures that included, among others, assessing methodologies used and testing the significant assumptions and underlying data used by the Company in calculating the estimated fair value of the collateral. We compared the significant assumptions used by management to external evidence, including comparable market capitalization rates or recent market activity of similar property transactions. We tested the projected operating results of properties by comparing inputs and assumptions to executed lease agreements or recent market activity and operating expenses incurred at similar operating properties owned by the Company. We performed sensitivity analyses of significant assumptions to evaluate the changes to the estimated fair value of the collateral that would result from changes in the assumptions. We also assessed the historical accuracy of management’s estimates.

General contracting revenue recognition

Description of the Matter
For the year ended December 31, 2023, the Company’s general contracting revenues totaled approximately $413.1 million. As described in Notes 2 and 7 to the consolidated financial statements, for each construction contract, the Company estimates its progress in satisfying performance obligations based on the proportion of incurred costs to total estimated costs at completion. The Company also estimates the total transaction price, including variable components, for each construction contract.

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
Richmond, Virginia
February 28, 2024

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	DECEMBER 31,
	2023	2022
ASSETS
Real estate investments:
Income producing property	$2,093,032	$1,884,214
Held for development	11,978	6,294
Construction in progress	102,277	53,067
	2,207,287	1,943,575
Accumulated depreciation	(393,169)	(329,963)
Net real estate investments	1,814,118	1,613,612
Cash and cash equivalents	27,920	48,139
Restricted cash	2,246	3,726
Accounts receivable, net	45,529	39,186
Notes receivable, net	94,172	136,039
Construction receivables, including retentions, net	126,443	70,822
Construction contract costs and estimated earnings in excess of billings	104	342
Equity method investment	142,031	71,983
Operating lease right-of-use assets	23,085	23,350
Finance lease right-of-use assets	90,565	45,878
Acquired lease intangible assets	109,137	103,870
Other assets	87,548	85,363
Total Assets	$2,562,898	$2,242,310
LIABILITIES AND EQUITY
Indebtedness, net	$1,396,965	$1,068,261
Accounts payable and accrued liabilities	31,041	26,839
Construction payables, including retentions	128,290	93,472
Billings in excess of construction contract costs and estimated earnings	21,414	17,515
Operating lease liabilities	31,528	31,677
Finance lease liabilities	91,869	46,477
Other liabilities	56,613	54,055
Total Liabilities	1,757,720	1,338,296
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized, 6,843,418 shares issued and outstanding as of December 31, 2023 and 2022	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 66,793,294 and 67,729,854 shares issued and outstanding as of December 31, 2023 and 2022, respectively	668	677
Additional paid-in capital	580,687	587,884
Distributions in excess of earnings	(184,724)	(126,875)
Accumulated other comprehensive income	4,906	14,679
Total stockholders’ equity	572,622	647,450
Noncontrolling interests in investment entities	9,986	24,055
Noncontrolling interests in Operating Partnership	222,570	232,509
Total Equity	805,178	904,014
Total Liabilities and Equity	$2,562,898	$2,242,310

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share and unit data)

	YEARS ENDED DECEMBER 31,
	2023	2022	2021
Revenues
Rental revenues	$238,924	$219,294	$192,140
General contracting and real estate services revenues	413,131	234,859	91,936
Interest income	15,103	16,978	18,457
Total revenues	667,158	471,131	302,533
Expenses
Rental expenses	56,419	50,742	46,494
Real estate taxes	22,442	22,057	21,852
General contracting and real estate services expenses	399,713	227,158	88,100
Depreciation and amortization	96,078	72,974	68,853
Amortization of right-of-use assets - finance leases	1,349	1,110	1,022
General and administrative expenses	18,122	15,691	14,610
Acquisition, development, and other pursuit costs	84	37	112
Impairment charges	102	416	21,378
Total expenses	594,309	390,185	262,421
Gain on real estate dispositions, net	738	53,466	19,040
Operating income	73,587	134,412	59,152
Interest expense	(57,810)	(39,680)	(33,905)
Loss on extinguishment of debt	—	(3,374)	(3,810)
Change in fair value of derivatives and other	(6,242)	8,698	2,182
Unrealized credit loss (provision) release	(574)	(626)	792
Other income (expense), net	31	378	302
Income before taxes	8,992	99,808	24,713
Income tax (provision) benefit	(1,329)	145	742
Net income	7,663	99,953	25,455
Net (income) loss attributable to noncontrolling interests:
Investment entities	(605)	(5,948)	5
Operating Partnership	1,229	(19,258)	(3,568)
Net income attributable to Armada Hoffler Properties, Inc.	8,287	74,747	21,892
Preferred stock dividends	(11,548)	(11,548)	(11,548)
Net (loss) income attributable to common stockholders	$(3,261)	$63,199	$10,344
Net (loss) income attributable to common stockholders per share (basic and diluted)	$(0.05)	$0.94	$0.17
Weighted-average common shares outstanding (basic and diluted)	67,692	67,576	60,647

Comprehensive income:
Net income	$7,663	$99,953	$25,455
Unrealized cash flow hedge gains	6,879	20,165	3,678
Realized cash flow hedge (gains) losses reclassified to net income	(20,047)	(800)	8,163
Comprehensive income	(5,505)	119,318	37,296
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	(322)	(6,103)	5
Operating Partnership	4,341	(23,755)	(6,573)
Comprehensive (loss) income attributable to Armada Hoffler Properties, Inc.	$(1,486)	$89,460	$30,728

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Equity
(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, January 1, 2021	$171,085	$591	$472,747	$(112,356)	$(8,868)	$523,199	$488	$233,115	$756,802
Net income (loss)	—	—	—	21,892	—	21,892	(5)	3,568	25,455
Unrealized cash flow hedge gains	—	—	—	—	2,739	2,739	—	939	3,678
Realized cash flow hedge losses reclassified to net income	—	—	—	—	6,096	6,096	—	2,067	8,163
Net proceeds from issuance of common stock	—	38	51,639	—	—	51,677	—	—	51,677
Restricted stock awards, net	—	1	2,005	—	—	2,006	—	—	2,006
Acquisitions of noncontrolling interests in real estate entities	—	—	(950)	—	—	(950)	146	—	(804)
Redemption of operating partnership units	—	—	(411)	—	—	(411)	—	(2,538)	(2,949)
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)	—	—	(11,548)
Dividends and distributions declared on common shares and units	—	—	—	(39,348)	—	(39,348)	—	(13,309)	(52,657)
Balance, December 31, 2021	171,085	630	525,030	(141,360)	(33)	555,352	629	223,842	779,823
Net income	—	—	—	74,747	—	74,747	5,948	19,258	99,953
Unrealized cash flow hedge gains	—	—	—	—	15,333	15,333	148	4,684	20,165
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—	1	(621)	(620)	7	(187)	(800)
Net proceeds from issuance of common stock	—	45	65,114	—	—	65,159	—	—	65,159
Restricted stock awards, net	—	2	3,027	—	—	3,029	—	—	3,029
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	23,065	—	23,065
Acquisitions of noncontrolling interest in real estate entities	—	—	(5,401)	—	—	(5,401)	—	—	(5,401)
Redemption of operating partnership units	—	—	114	—	—	114	—	(244)	(130)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,742)	—	(5,742)
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)	—	—	(11,548)
Dividends and distributions declared on common shares and units	—	—	—	(48,715)	—	(48,715)	—	(14,844)	(63,559)
Balance, December 31, 2022	171,085	677	587,884	(126,875)	14,679	647,450	24,055	232,509	904,014
Net income (loss)	—	—	—	8,287	—	8,287	605	(1,229)	7,663
Unrealized cash flow hedge gains	—	—	—	—	5,026	5,026	315	1,538	6,879
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(14,799)	(14,799)	(598)	(4,650)	(20,047)
Net costs of issuance of common stock	—	—	(208)	—	—	(208)	—	—	(208)
Retirement of common stock	—	(12)	(10,458)	(2,158)	—	(12,628)	—	—	(12,628)
Restricted stock awards, net	—	3	2,955	—	—	2,958	—	—	2,958
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	12,194	12,194
Acquisitions of noncontrolling interest in real estate entities	—	—	—	—	—	—	(12,834)	—	(12,834)
Redemption of operating partnership units	—	—	514	—	—	514	—	(1,219)	(705)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,557)	—	(1,557)
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)	—	—	(11,548)
Dividends and distributions declared on common shares and units	—	—	—	(52,430)	—	(52,430)	—	(16,573)	(69,003)
Balance, December 31, 2023	$171,085	$668	$580,687	$(184,724)	$4,906	$572,622	$9,986	$222,570	$805,178
See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEARS ENDED DECEMBER 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$7,663	$99,953	$25,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	63,462	54,548	51,549
Amortization of leasing costs, in-place lease intangibles, and below market ground rents - operating leases	32,616	18,426	17,304
Accrued straight-line rental revenue	(6,272)	(6,178)	(4,938)
Amortization of leasing incentives and above or below-market rents	(2,190)	(1,070)	(1,065)
Amortization of right-of-use assets - finance leases	1,349	1,110	1,022
Accrued straight-line ground rent expense	64	119	236
Unrealized credit loss provision (release)	574	626	(792)
Adjustment for uncollectible lease accounts	4,013	515	945
Noncash stock compensation	3,677	3,273	2,230
Impairment charges	102	416	21,378
Noncash interest expense	7,106	6,828	2,878
Noncash loss on extinguishment of debt	—	3,374	3,810
Gain on real estate dispositions, net	(738)	(53,466)	(19,040)
Unrealized change in the fair value of derivatives and other	14,185	(8,698)	(2,182)
Adjustment for receipts on off-market interest rate derivatives	(7,947)	—	—
Changes in operating assets and liabilities:
Property assets	(5,794)	(12,029)	(3,721)
Property liabilities	12,092	2,960	7,175
Construction assets	(59,226)	(60,756)	19,284
Construction liabilities	42,487	71,642	(27,904)
Interest receivable	(13,909)	(4,735)	(2,440)
Net cash provided by operating activities	93,314	116,858	91,184
INVESTING ACTIVITIES
Development of real estate investments	(58,793)	(76,182)	(48,625)
Tenant and building improvements	(24,650)	(17,085)	(15,496)
Acquisitions of real estate investments, net of cash received	(8,394)	(119,739)	(73,595)
Dispositions of real estate investments, net of selling costs	246	252,270	85,322
Notes receivable issuances	(48,184)	(37,791)	(30,656)
Notes receivable paydowns	—	35,848	42,301
Payments to purchase off-market interest rate derivatives	(31,311)	—	—
Receipts on off-market interest rate derivatives	7,947	—	—
Leasing costs	(4,059)	(7,640)	(4,585)
Leasing incentives	(20)	(51)	(688)
Contributions to equity method investments	(70,048)	(62,872)	(11,607)
Net cash used for investing activities	(237,266)	(33,242)	(57,629)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	(208)	65,159	51,677
Common shares tendered for tax withholding	(1,111)	(774)	(553)
Repurchase and retirement of common stock, net	(12,628)	—	—
Debt issuances, credit facility, and construction loan borrowings	402,568	678,574	161,806
Debt and credit facility repayments, including principal amortization	(180,869)	(723,739)	(187,758)
Debt issuance costs	(2,839)	(8,316)	(2,831)
Cash paid on extinguishment of debt	—	—	(3,417)
Acquisition of noncontrolling interests in consolidated real estate investments	—	(4,651)	(804)
Redemption of operating partnership units	(705)	(130)	(2,949)
Distributions to noncontrolling interests	(1,557)	(5,756)	—
Contributions from noncontrolling interests	—	14	—
Dividends and distributions	(80,398)	(72,575)	(58,713)
Net cash provided by (used for) financing activities	122,253	(72,194)	(43,542)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(21,699)	11,422	(9,987)
Cash, cash equivalents, and restricted cash, beginning of period (1)	51,865	40,443	50,430
Cash, cash equivalents, and restricted cash, end of period (1)	$30,166	$51,865	$40,443
ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	YEARS ENDED DECEMBER 31,
	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest	$44,920	$29,878	$29,237
Cash refunded (paid) for income taxes	33	(1)	4
Increase in dividends and distributions payable	153	2,532	5,492
Other liability issued in acquisition of noncontrolling interest in real estate investment	—	750	—
(Decrease) increase in accrued capital improvements and development costs	(4,825)	110	15,111
Issuance of operating partnership units for acquisitions	12,194	—	—
Operating partnership units redeemed for common shares	514	132	411
Debt assumed at fair value in conjunction with real estate purchases	105,584	156,071	19,989
Note receivable redeemed in conjunction with real estate purchase	90,232	—	—
Equity method investment redeemed for a note receivable	—	3,772	—
Acquisitions of noncontrolling interests	12,834	—	—
Noncontrolling interest in acquired real estate entity	—	23,065	—
Other liability satisfied in connection with a real estate disposal	750	—	—
Recognition of operating lease right-of-use assets	—	110	—
Recognition of operating lease liabilities	—	110	—
Recognition of finance lease right-of-use assets	47,742	—	24,466
Recognition of finance lease liabilities	46,616	—	27,940
Derecognition of operating lease ROU assets - lease termination	—	—	9,037
Derecognition of operating lease liabilities - lease termination	—	—	10,143
Adjustment to finance lease ROU assets	1,705	—	—
Adjustment to finance lease liabilities	1,705	—	—

(1) The following table sets forth the items from the Company's consolidated balance sheets that are included in cash, cash equivalents, and restricted cash in the consolidated statements of cash flows:

	As of December 31,
	2023	2022
Cash and cash equivalents	$27,920	$48,139
Restricted cash (a)	2,246	3,726
Cash, cash equivalents, and restricted cash	$30,166	$51,865
(a) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Consolidated Financial Statements

1.    Business and Organization

Armada Hoffler Properties, Inc. (the "Company") is a vertically integrated, self-managed real estate investment trust ("REIT") with over four decades of experience developing, building, acquiring, and managing high-quality retail, office, and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. The Company also provides general construction and development services to third-party clients, in addition to developing and building properties to be placed in its stabilized portfolio.

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership"), and as of December 31, 2023, owned 75.6% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly-owned subsidiaries thereof. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the "IPO") and certain related formation transactions on May 13, 2013.

 As of December 31, 2023, the Company's operating portfolio consisted of the following properties:

Property	Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
Apex Entertainment*	Virginia Beach, Virginia	100%
Columbus Village*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail*	Newport News, Virginia	65%	(1)
Delray Beach Plaza*	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%
Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
Market at Mill Creek	Mount Pleasant, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%
Parkway Centre	Moultrie, Georgia	100%
Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Southeast Sunbelt
Nexton Square*	Summerville, South Carolina	100%
North Hampton Market	Taylors, South Carolina	100%

Property	Location	Ownership Interest
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza*	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%

Office
Town Center of Virginia Beach
4525 Main Street*	Virginia Beach, Virginia	100%
Armada Hoffler Tower*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
One City Center*	Durham, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic
Brooks Crossing Office*	Newport News, Virginia	100%

Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, Virginia	100%
Premier Apartments*	Virginia Beach, Virginia	100%
The Cosmopolitan*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, Maryland	90%
1405 Point*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill*	Belmont, North Carolina	85%	(1)
Greenside Apartments	Charlotte, North Carolina	100%
The Everly(2)*	Gainesville, Georgia	100%
Mid-Atlantic
The Edison*	Richmond, Virginia	100%
Liberty Apartments*	Newport News, Virginia	100%
Smith's Landing	Blacksburg, Virginia	100%

________________________________________
* Located in a mixed-use development
(1) The Company is entitled to a preferred return on its investment in this property.
(2) Formerly known as Gainesville Apartments.

As of December 31, 2023, the following properties were under development, redevelopment or not yet stabilized:

Property	Segment	Location	Ownership Interest
Southern Post	Mixed-use	Roswell, Georgia	100%
Columbus Village II	Retail	Virginia Beach, Virginia	100%

2.    Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

The consolidated financial statements include the financial position and results of operations of the Company and its subsidiaries. The Company’s subsidiaries include the Operating Partnership and the subsidiaries that are, directly or indirectly, wholly owned or in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity ("VIE") in accordance with the consolidation guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Segments

Segment information is prepared on the same basis that management reviews information for operational decision-making purposes. Management evaluates the performance of each of the Company’s properties individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. The Company operates in five business segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. The Company’s general contracting and real estate services business develops and builds properties for its own account and also provides construction and development services to both related and third parties. The Company's real estate financing segment includes the Company's mezzanine loans and preferred equity investments on development projects.

Reclassifications

Certain items have been reclassified from their prior year classifications to conform to the current year presentation. Effective for the year ended December 31, 2023, the Company has changed the presentation of its consolidated statements of comprehensive income. For the years ended December 31, 2022 and 2021, the Company reclassified interest income of $17.0 million and $18.5 million, respectively, from non-operating income to operating income. As a result, total revenues and operating income increased by $17.0 million and $18.5 million, respectively, compared to previous reporting. These reclassifications had no effect on net income or stockholder's equity as previously reported.

Revenue Recognition

Rental Revenues

The Company leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Rental revenues include $6.4 million, $6.2 million and $4.9 million of straight-line rent adjustments for the years ended December 31, 2023, 2022, and 2021, respectively. The Company begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with the Company’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of substantially all such revenue for a tenant is probable. The Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. The Company recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Leasing incentive amortization was $0.6 million for the year ended December 31, 2023 and $0.7 million for each of the years ended December 31, 2022 and 2021. The Company recognizes fair value adjustments recorded at the time of lease assumption in rental income on a straight-line basis as a reduction to revenue over the remaining life of the lease or any renewal periods for which the Company determines have value at the time of acquisition. The Company recognizes cost reimbursement revenue for real estate taxes, operating expenses, and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. The Company recognizes lease termination fees either upon termination or amortizes them over any remaining lease term.

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

Interest Income

Interest income on notes receivable is accrued based on the contractual terms of the loans and when it is deemed collectible. Many loans provide for accrual of interest and fees that will not be paid until maturity of the loan. Interest is recognized on these loans at the accrual rate subject to the determination that accrued interest and fees are ultimately collectible, based on the underlying collateral and the status of development activities, as applicable. If this determination cannot be made, recognition of interest income may be fully or partially deferred until it is ultimately paid. Interest income is also accrued as earned on interest-bearing deposits.

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

The Company capitalizes direct and indirect project costs associated with the initial development of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include pre-acquisition, development, and preconstruction costs including overhead, salaries, and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent, and interest. Interest is also capitalized in relation to the Company's equity method investments for development projects. Interest capitalized during the years ended December 31, 2023, 2022, and 2021 was $8.3 million, $4.0 million and $1.5 million, respectively.

The Company capitalizes predevelopment costs directly identifiable with specific properties when the development of such properties is probable. Capitalized predevelopment costs are presented within other assets in the consolidated balance sheets. Land for which development activities have not yet commenced are presented separately as land held for development in the consolidated balance sheets. Capitalized predevelopment costs as of December 31, 2023 and 2022 were $7.8 million and $8.0 million, respectively. Costs attributable to unsuccessful projects are expensed.

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

As of each of December 31, 2023 and 2022, no properties were classified as held for sale.

Impairment of Long-Lived Assets

The Company evaluates its real estate assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, the Company compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value. The impairment charges recognized during the years ended December 31, 2023 and 2022 represent unamortized leasing or acquired intangible assets related to vacated tenants. The impairment charges recognized during the year ended December 31, 2021 primarily relate to the $3.0 million impairment of Socastee Commons, which was sold during the year ended December 31, 2021, and the $18.3 million impairment of Hoffler Place and Summit Place, which were classified as held for sale as of December 31, 2021.

Equity Method Investments

The Company owns investments in partnerships in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with GAAP. Therefore, the Company accounts for these investments using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company's equity in earnings less distributions received and the Company's share of losses.

The Company evaluates its equity method investments for impairments and records a loss if the carrying value is greater than the fair value of the investment and the impairment is other-than-temporary. No other-than-temporary impairment charges were recorded in relation to the Company's equity method investments for the years ended December 31, 2023, 2022, and 2021.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, investments in money market funds, and investments with an original maturity of three months or less.

Restricted Cash

Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

Accounts Receivable, Net

Accounts receivable include amounts from tenants for base rents, contingent rents, and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2023 and 2022, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $33.6 million and $30.2 million, respectively.

The Company’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual accounts receivable, current economic conditions, historical experience, and other relevant factors. The Company establishes a reserve for any receivable associated with a tenant when collection of substantially all operating lease payments for a tenant is not probable. As of December 31, 2023 and 2022, the allowance for doubtful accounts was $1.8 million and $1.5 million, respectively. The Company reflects these amounts as a component of rental income on the consolidated statements of comprehensive income.

Notes Receivable and Allowance for Loan Losses

Notes receivable primarily represent financing to third parties in the form of mezzanine loans or preferred equity investments for the development of new real estate. The Company's loans are typically made to borrowers who have little or no equity in the underlying development projects. Real estate financing investments are secured, in part, by pledges of ownership interests of the entities that own the underlying real estate. The loans generally have junior liens on the respective real estate projects.

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

The Company's loans typically include commitments to fund incremental proceeds to the borrowers over the life of the loan, which future funding commitments are also subject to the current expected credit losses ("CECL") model. The CECL provision related to future loan fundings is recorded as a component of Other Liabilities on the Company's consolidated balance sheet. This provision is estimated using the same process outlined above for the Company's outstanding loan balances, and changes in this component of the provision will similarly impact the Company's consolidated net income. For both the funded and unfunded portions of the Company's loans, the Company consider the risk rating of each loan as the primary credit quality indicator underlying its assessment.

The Company places loans on nonaccrual status when the loan balance, together with the balance of any senior loans, approximately equals the estimated realizable value of the underlying development project.

Guarantees

The Company measures and records a liability for the fair value of its guarantees on a nonrecurring basis upon issuance using Level 3 internally-developed inputs. These guarantees typically relate to payments that could be required of the Company to senior lenders on its real estate financing investments. The Company bases its estimated fair value on the market approach, which compares the guarantee terms and credit characteristics of the underlying development project to other projects for which guarantee pricing terms are available. The offsetting entry for the guarantee liability is a premium on the related loan receivable. The liability is amortized on a straight-line basis over the remaining term of the loan. On a quarterly basis, the Company assesses the likelihood of a contingent liability in connection with these guarantees and will record an additional guarantee liability if the unamortized guarantee liability is insufficient.

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

Debt Issuance Costs

Financing costs are deferred and amortized as interest expense using the effective interest method over the term of the related debt. Debt issuance costs are presented as a direct deduction from the carrying value of the associated debt liability in the consolidated balance sheets. The amortization of debt issuance costs as interest expense is also subject to capitalization when those costs are associated with a development property, including equity method investments for development projects.

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

For interest rate caps that qualify as cash flow hedges, the premium paid by the Company at inception represents the time value of the instrument and is excluded from the hedge effectiveness assessment. The excluded component is amortized over the life of the derivative instrument and presented within interest expense in the consolidated statements of comprehensive income. The Company recognized amortization of interest rate cap premiums of $3.2 million, $3.8 million and $0.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Cash flows for derivative financial instruments are classified as cash flows from operating activities within the consolidated statements of cash flows, unless there is an other-than-insignificant financing element present at inception of the derivative financial instrument. For derivatives with an other-than-insignificant financing element at inception due to off-market terms, cash flows are classified as cash flows from investing or financing activities within the consolidated statements of cash flows depending on the derivative's off-market nature at inception.

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

Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes. For continued qualification as a REIT for federal income tax purposes, the Company must meet certain organizational and operational requirements, including a requirement to pay distributions to stockholders of at least 90% of annual taxable income, excluding net capital gains. As a REIT, the Company generally is not subject to income tax on net income distributed as dividends to stockholders. The Company is subject to state and local income taxes in some jurisdictions and, in certain circumstances, may also be subject to federal excise taxes on undistributed income. In addition, certain of the Company’s activities must be conducted by subsidiaries that have elected to be treated as a taxable REIT subsidiary ("TRS") subject to both federal and state income taxes. The Operating Partnership conducts its development and construction businesses through a TRS. The related income tax provision or benefit attributable to the profits or losses of a TRS and any taxable income of the Company is reflected in the consolidated financial statements.

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

Net Income Per Share

The Company calculates net income per share based upon the weighted average shares outstanding. Diluted net income per share is calculated after giving effect to all significant potential dilutive shares outstanding during the period. Potential dilutive shares outstanding during the period include unvested restricted stock awards. However, there were no significant potential dilutive shares outstanding for each of the three years ended December 31, 2023, 2022, and 2021. As a result, basic and diluted outstanding shares were the same for each period presented.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards:

Reference Rate Reform

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04 Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which became effective on March 12, 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance. In December 2022, the FASB issued ASU 2022-06 Deferral of the Sunset Date of Topic 848 which became effective immediately upon issuance. ASU 2022-06 deferred the sunset date of Topic 848 to December 31, 2024. During the year ended December 31, 2023, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuations of the existing contracts rather than as new contracts. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

Earnings Per Share

In August 2020, the FASB issued ASU 2020-06 as an update to ASC Topic 470 and ASC Topic 815, which became effective January 1, 2022. ASU 2020-06 simplifies the accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies diluted earnings per share calculation in certain areas and provides updated disclosure requirements. The Company adopted ASU 2020-06 effective January 1, 2022 and the adoption did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

Segment Reporting

In November 2023, the FASB issued ASU 2023-07 as an update to ASC Topic 280, which will be effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 requires an entity to disclose significant segment expenses regularly provided to the chief operating decision maker, a description of "other segment items," and the title and position of the chief operating decision maker and allows for more than one measure of a segment's profit or loss if used by the chief operating decision maker. The update also enhances interim disclosure requirements and requirements for entities with a single reportable segment. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09 as an update to ASC Topic 740, which will become effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 enhances the disclosures surrounding income taxes, specifically in relation to the rate reconciliation table and income taxes paid. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

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

Net operating income of the Company’s reportable segments for the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Retail real estate
Rental revenues	$97,762	$86,344	$78,572
Rental expenses	16,170	13,769	12,512
Real estate taxes	8,806	8,873	8,416
Segment net operating income	72,786	63,702	57,644
Office real estate
Rental revenues	82,517	74,036	47,363
Rental expenses	22,477	18,710	12,412
Real estate taxes	8,742	7,625	6,112
Segment net operating income	51,298	47,701	28,839
Multifamily residential real estate
Rental revenues	58,645	58,914	66,205
Rental expenses	17,772	18,263	21,570
Real estate taxes	4,894	5,559	7,324
Segment net operating income	35,979	35,092	37,311
General contracting and real estate services
Segment revenues	413,131	234,859	91,936
Segment expenses	399,713	227,158	88,100
Segment gross profit	13,418	7,701	3,836
Real estate financing
Interest income	14,176	16,461	18,026
Interest expense(a)	3,667	3,497	2,833
Segment gross profit	10,509	12,964	15,193
Net operating income	$183,990	$167,160	$142,823
________________________________________
(a) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the amended credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 8.

The following table reconciles net operating income to net income for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net operating income	$183,990	$167,160	$142,823
Interest income(a)	927	517	431
Depreciation and amortization	(96,078)	(72,974)	(68,853)
Amortization of right-of-use assets - finance leases	(1,349)	(1,110)	(1,022)
General and administrative expenses	(18,122)	(15,691)	(14,610)
Acquisition, development, and other pursuit costs	(84)	(37)	(112)
Impairment charges	(102)	(416)	(21,378)
Gain on real estate dispositions, net	738	53,466	19,040
Interest expense(b)	(54,143)	(36,183)	(31,072)
Loss on extinguishment of debt	—	(3,374)	(3,810)
Change in fair value of derivatives and other	(6,242)	8,698	2,182
Unrealized credit loss (provision) release	(574)	(626)	792
Other income (expense), net	31	378	302
Income tax (provision) benefit	(1,329)	145	742
Net income	$7,663	$99,953	$25,455
________________________________________
(a) Excludes real estate financing segment interest income of $14.2 million, $16.5 million, and $18.0 million for the years ended 2023, 2022, and 2021, respectively.
(b) Excludes real estate financing segment interest expense of $3.7 million, $3.5 million, and $2.8 million for the years ended 2023, 2022, and 2021, respectively.

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the years ended December 31, 2023, 2022, and 2021 exclude revenues related to intercompany construction contracts of $53.1 million, $58.1 million, and $27.8 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the years ended December 31, 2023, 2022, and 2021 exclude expenses related to intercompany construction contracts of $52.5 million, $57.5 million, and $27.6 million, respectively, which are eliminated in consolidation.

Depreciation and amortization expense for the year ended December 31, 2023 was $34.3 million, $44.3 million, and $16.9 million for the retail, office, and multifamily real estate segments, respectively. Depreciation and amortization expense for the year ended December 31, 2022 was $28.3 million, $27.0 million, and $17.3 million for the retail, office, and multifamily real estate segments, respectively. Depreciation and amortization expense for the year ended December 31, 2021 was $26.9 million, $17.8 million, and $23.8 million for the retail, office, and multifamily real estate segments, respectively.

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties and general contracting and real estate services businesses. General and administrative expenses include corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

Interest expense on secured property debt for the year ended December 31, 2023 was $9.2 million $10.2 million, and $12.1 million for the retail, office, and multifamily real estate segments, respectively. Interest expense on secured property debt for the year ended December 31, 2022 was $8.4 million, $11.6 million, and $13.0 million for the retail, office, and multifamily real estate segments, respectively. Interest expense on secured property debt for the year ended December 31, 2021 was $7.9 million, $5.1 million, and $14.0 million for the retail, office, and multifamily real estate segments, respectively.

4.    Leases

Lessee Disclosures

As a lessee, the Company has nine ground leases on nine properties. These ground leases have maximum lease terms (including renewal options) that expire between 2074 and 2117. In connection with the acquisition of The Interlock during the year ended December 31, 2023, the Company assumed a sublease of a ground lease with a sublessee. The agreement with the sublessee requires that the Company exercise all renewal options over the associated ground lease. The sub-lease has a maximum lease term (including renewal options) that expires in 2117. The exercise of other lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Five of these leases have been classified as operating leases and four of these leases have been classified as finance leases. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The components of lease cost for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease cost (a)	$1,969	$1,969	$2,448
Finance lease cost:
Amortization of right-of-use assets (a)	1,349	1,110	1,022
Interest on lease liabilities	3,636	2,573	2,251
________________________________________
(a) Includes amortization of above & below-market ground lease intangible assets.

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,852	$1,797	$2,085
Operating cash flows from finance leases	2,876	2,256	1,986

Additional information related to leases as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Weighted Average Remaining Lease Term (years)
Operating leases	34.8	35.8
Finance leases	76.9	42.7

Weighted Average Discount Rate
Operating leases	5.5%	5.5%
Finance leases	4.5%	5.7%

The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability, on the consolidated balance sheet by considering the present value discount.

Year Ending December 31,	Operating Leases	Finance Leases
	(in thousands)
2024	$1,881	$3,538
2025	1,897	3,575
2026	1,882	3,580
2027	1,890	3,602
2028	1,930	3,697
Thereafter	64,565	374,471
Total undiscounted cash flows	74,045	392,463
Present value discount	(42,517)	(300,594)
Discounted cash flows	$31,528	$91,869

Lessor Disclosures

As a lessor, the Company leases its properties under operating leases and recognizes base rents on a straight-line basis over the lease term. The Company also recognizes revenue from tenant recoveries, through which tenants reimburse the Company on an accrual basis for certain expenses such as utilities, janitorial services, repairs and maintenance, security and alarms, parking lot and ground maintenance, administrative services, management fees, insurance, and real estate taxes. Rental revenues are reduced by the amount of any leasing incentives amortized on a straight-line basis over the term of the applicable lease. In addition, the Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. Many tenant leases include one or more options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at the tenant's sole discretion. The Company includes a renewal period in the lease term only if it appears at lease inception that the renewal is reasonably certain.

Rental revenue for the years ended December 31, 2023, 2022, and 2021 comprised the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Base rent and tenant charges	$230,379	$212,046	$186,137
Accrued straight-line rental adjustment	6,355	6,178	4,938
Lease incentive amortization	(557)	(684)	(660)
Below/(above) market lease amortization	2,747	1,754	1,725
Total rental revenue	$238,924	$219,294	$192,140

The Company's commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

Year Ending December 31,	Operating Leases
2024	$144,114
2025	139,816
2026	131,619
2027	119,741
2028	107,561
Thereafter	520,189
Total	$1,163,040

5.    Real Estate Investments and Equity Method Investments

The Company’s real estate investments comprised the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Income producing property	Held for development	Construction in progress	Total
Land	$279,135	$11,978	$5,000	$296,113
Land improvements	73,313	—	—	73,313
Buildings and improvements	1,740,584	—	—	1,740,584
Development and construction costs	—	—	97,277	97,277
Real estate investments	$2,093,032	$11,978	$102,277	$2,207,287

	December 31, 2022
	Income producing property	Held for development	Construction in progress	Total
Land	$285,030	$6,294	$5,000	$296,324
Land improvements	71,308	—	—	71,308
Buildings and improvements	1,527,876	—	—	1,527,876
Development and construction costs	—	—	48,067	48,067
Real estate investments	$1,884,214	$6,294	$53,067	$1,943,575

2023 Operating Property Acquisitions

Constellation Energy Building

On January 14, 2023, the Company acquired an additional 11% membership interest in the Constellation Energy Building, increasing its ownership interest to 90%, in exchange for full satisfaction of the $12.8 million loan that was extended to the seller upon the acquisition of the property in January 2022.

The Interlock

On May 19, 2023, the Company acquired The Interlock, a 311,000 square foot Class A commercial mixed-use asset in West Midtown Atlanta anchored by Georgia Tech. The Interlock consists of office and retail space as well as structured parking. For segment reporting purposes, management has separated office and retail components of The Interlock into two operating properties respectively presented in the office and retail real estate segments. The Company acquired the asset for total consideration of $214.1 million plus capitalized acquisition costs of $1.2 million. As part of this acquisition, the Company paid $6.1 million in cash, redeemed its outstanding $90.2 million mezzanine loan, issued $12.2 million of Class A units of limited partnership interest in the Operating Partnership ("Class A Units") to the seller, and assumed the asset's senior construction loan of $105.6 million, that was paid off on the acquisition date using the proceeds of the TD term loan facility and an increase in borrowings under the revolving credit facility, as defined in Note 8. The Company also assumed the leasehold interest in the underlying land owned by Georgia Tech. The ground lease has an expiration in 2117 after considering renewal options.

The following table summarizes the purchase price allocation (including acquisition costs) based on the relative fair value of the assets acquired for the operating property purchased during the year ended December 31, 2023 (in thousands):

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

2022 Operating Property Acquisitions

Constellation Energy Building

On January 14, 2022, the Company acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the Constellation Energy Building for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Constellation Energy Building is a mixed-use structure located in Baltimore's Harbor Point and is comprised of an office building, the Constellation Office, that serves as the headquarters for Constellation Energy Corp., which was spun-off from Exelon, a Fortune 100 energy company, in February 2022, as well as a multifamily component, 1305 Dock Street. The Constellation Office includes a parking garage and retail space. The Constellation Energy Building was subject to a $156.1 million loan, which the Company immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of the Bloomberg Short-Term Bank Yield Index ("BSBY") plus a spread of 1.50% and will mature on November 1, 2026. This loan is hedged by an interest rate derivative of 1.00% and 3.00% as well as an interest rate cap of 4.00%. See Note 9 for further details.

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

Other 2023 Real Estate Transactions

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

On September 23, 2022, the Company completed the sale of the retail portion of The Everly for a sale price of $1.5 million. There was no gain or loss on the disposition. In conjunction with the sale, the Company paid down The Everly loan by $0.8 million.

In October 2022, the Company acquired the remaining 5% ownership interest in the entity that developed The Everly. During 2022, the Company made earn-out payments totaling $4.2 million to its development partner in addition to development cost savings of $0.8 million paid to the partner.

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

Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and serves as the project's general contractor. During the year ended December 31, 2023, the Company invested $1.0 million in Harbor Point Parcel 3. The Company has a current estimated total equity commitment of $47.0 million relating to this project. In October 2022, Harbor Point Parcel 3 modified its construction loan, which was increased from $161.7 million to $180.4 million as a result of an increase in the scope of the project. In accordance with a preexisting promissory note secured by the development partner's ownership interest in Harbor Point Parcel 4, the Company advanced $3.8 million to the Harbor Point Parcel 3 development partner to satisfy its additional equity contribution required under the Harbor Point Parcel 3 operating agreement. As of December 31, 2023 and 2022, the carrying value of the Company's investment in Harbor Point Parcel 3 was $40.7 million and $39.8 million, respectively, which excludes $2.2 million and $0.9 million, respectively, of intra-entity profits. For the years ended December 31, 2023 and 2022, Harbor Point Parcel 3 had no operating activity, and therefore the Company received no allocated income.

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

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and serves as the project's general contractor. During the year ended December 31, 2023, the Company invested $69.1 million in Harbor Point Parcel 4. The Company has a current estimated total equity commitment of $113.3 million relating to this project. As of December 31, 2023 and 2022, the carrying value of the Company's investment in Harbor Point Parcel 4 was $101.3 million and $32.2 million, respectively, which excludes $0.8 million and $0.2 million, respectively, of intra-entity profits. For the years ended December 31, 2023 and 2022, Harbor Point Parcel 4 had no operating activity, and therefore the Company received no allocated income.

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

6.    Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following loans receivable outstanding as of December 31, 2023 and 2022 ($ in thousands):

	Outstanding loan amount (a)				Maximum loan commitment		Interest rate		Interest compounding
Development Project	December 31, 2023		December 31, 2022
Solis City Park II	$24,313	(a)	$19,062	(a)	$20,594		13.0%		Annually
Solis Gainesville II	22,268	(a)	6,638	(a)	19,595		14.0%	(b)	Annually
Solis Kennesaw	15,922	(a)	—		37,870		14.0%	(b)	Annually
Solis Peachtree Corners	11,092	(a)	—		28,440		15.0%	(b)	Annually
The Allure at Edinburgh	9,830	(a)	—		9,228		15.0%	(c)	None
The Interlock(d)	—		86,584	(a)	107,000	(e)	15.0%		None
Total mezzanine & preferred equity	83,425		112,284		$222,727
Constellation Energy Building note receivable	—		12,834
Other notes receivable	12,219	(a)	11,512	(a)
Notes receivable guarantee premium	—		701
Allowance for credit losses(f)	(1,472)		(1,292)
Total notes receivable	$94,172		$136,039
_______________________________________
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
(d) This note receivable was repaid on May 19, 2023 in connection with the Company’s acquisition of The Interlock. Refer below under “The Interlock” for further details.
(e) This amount includes interest reserves.
(f) The amounts as of December 31, 2023 and 2022 exclude $0.7 million and $0.3 million, respectively, of CECL allowance that relates to the unfunded commitments, which were recorded as a liability under other liabilities in the consolidated balance sheets.

Interest on notes receivable is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the years ended December 31, 2023, 2022, and 2021 as follows (in thousands):

	Years Ended December 31,
Development Project	2023		2022		2021
Nexton Multifamily	$—		$5,348	(a)	$1,252
Solis Apartments at Interlock	—		—		4,005	(b)(c)
Solis City Park II	2,887	(c)	1,038	(c)	—
Solis Gainesville II	2,757	(c)(d)	205		—
Solis Kennesaw	2,810	(c)(d)	—		—
Solis Peachtree Corners	1,472	(c)(d)	—		—
The Allure at Edinburgh	603		—		—
The Interlock	3,647	(c)	9,870	(c)	12,769	(c)
Total mezzanine & preferred equity interest income	14,176		16,461		18,026
Other interest income	927		517		431
Total interest income	$15,103		$16,978		$18,457
________________________________________
(a) Includes prepayment premium of $2.7 million received from the early payoff of the loan.

(b) Includes prepayment premium of $2.4 million received from the early payoff of the loan.
(c) Includes recognition of interest income related to fee amortization.
(d) Includes recognition of unused commitment fees.

Management has concluded that each entity that owns the respective projects denoted below is a VIE. Because the other investor in each project is the developer and managing member of each entity that owns the respective project, the Company does not have the power to direct the activities that most significantly impact their performance. Accordingly, the Company is not the primary beneficiary and does not consolidate any of these projects in its consolidated financial statements.

Solis City Park II

On March 23, 2022, the Company entered into a $20.6 million preferred equity investment for the development of a multifamily property located in Charlotte, North Carolina ("Solis City Park II"). The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on April 28, 2026, and it is accounted for as a note receivable. The Company's investment bears interest at a rate of 13%, compounded annually, with minimum interest of $5.7 million over the life of the investment.

Solis Gainesville II

On October 3, 2022, the Company entered into a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia ("Solis Gainesville II"). The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on October 3, 2026, and it is accounted for as a note receivable. The Company's investment bears interest at a rate of 14%, compounded annually, with minimum interest of $5.9 million over the life of the investment.

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

The Interlock

On May 19, 2023, the Company acquired The Interlock. The consideration for such acquisition included the repayment of the Company's outstanding $90.2 million mezzanine loan on the project. Refer to Note 5 for further information regarding the acquisition.

Guarantee liabilities

As of December 31, 2023, the Company had outstanding payment guarantees for the senior loans on Harbor Point Parcel 4 as described above. As of December 31, 2023 and 2022, the Company has recorded a guarantee liability of $0.1 million and $0.9 million, respectively, representing the unamortized fair value. These guarantees are classified as other liabilities on the Company's consolidated balance sheets, with a corresponding adjustment to the notes receivable balance on the consolidated balance sheets. See Note 18 for additional information on the Company's outstanding guarantees.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of December 31, 2023, the Company had five real estate financing investments, which are accounted for as notes receivable, each of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development. The Company also has $12.2 million outstanding in other notes receivable.

The Company updated the risk ratings for each of its notes receivable as of December 31, 2023 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of December 31, 2023 was "Pass" rated. The Company’s analysis resulted in an allowance for loan losses of approximately $2.2 million for the year ended December 31, 2023. An allowance related to unfunded commitments of approximately $0.7 million as of December 31, 2023 was recorded as Other liabilities on the consolidated balance sheet.

At December 31, 2023, the Company reported $94.2 million of notes receivable, net of allowances of $1.5 million. At December 31, 2022, the Company reported $136.0 million of notes receivable, net of allowances of $1.3 million.

Changes in the allowance for funded and unfunded commitments for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year ended December 31, 2023			Year ended December 31, 2022
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,292	$338	$1,630	$994	$10	$1,004
Unrealized credit loss provision (release)	645	394	1,039	298	328	626
Extinguishment due to acquisition	(465)	—	(465)	—	—	—
Ending balance	$1,472	$732	$2,204	$1,292	$338	$1,630

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of December 31, 2022, the Company had the Constellation Energy Building note, which bore interest at 3% per annum, on non-accrual status. The principal balance of the note receivable was adequately secured by the seller's partnership interest. On January 14,

2023, the Company acquired an additional 11% membership interest in the Constellation Energy Building, increasing its ownership interest to 90%, in exchange for full satisfaction of the note. As of December 31, 2023, there were no loans on non-accrual status.

7.    Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of December 31, 2023 during the year ending December 31, 2024.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31, 2023		Year ended December 31, 2022
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$342	$17,515	$243	$4,881
Revenue recognized that was included in the balance at the beginning of the period	—	(17,515)	—	(4,881)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	23,309	—	18,238
Transferred to receivables	(394)	—	(965)	—
Construction contract costs and estimated earnings not billed during the period	104	—	342	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	52	(1,895)	722	(723)
Ending balance	$104	$21,414	$342	$17,515

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.9 million and $1.3 million were deferred as of December 31, 2023 and 2022, respectively. Amortization of pre-contract costs for the years ended December 31, 2023 and 2022 was $0.2 million and $1.1 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2023 and 2022, construction receivables included retentions of $28.7 million and $8.3 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2023 during the year ending December 31, 2024. As of December 31, 2023 and 2022, construction payables included retentions of $38.2 million and $24.7 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2023 during the year ending December 31, 2024.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Costs incurred on uncompleted construction contracts	$718,571	$571,465
Estimated earnings	26,089	22,162
Billings	(765,970)	(610,800)
Net position	$(21,310)	$(17,173)

Construction contract costs and estimated earnings in excess of billings	$104	$342
Billings in excess of construction contract costs and estimated earnings	(21,414)	(17,515)
Net position	$(21,310)	$(17,173)

The Company's balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) for each of the three years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Beginning backlog	$665,565	$215,519	$71,258
New contracts/change orders	221,473	685,753	236,077
Work performed	(414,868)	(235,707)	(91,816)
Ending backlog	$472,170	$665,565	$215,519

The Company expects to complete a majority of the uncompleted contracts as of December 31, 2023 during the next 12 to 24 months.

8.    Indebtedness

The Company’s indebtedness comprised the following as of December 31, 2023 and 2022 (dollars in thousands):

	Principal Balance		Interest Rate (a)			Maturity Date (b)
	December 31,		December 31,
	2023	2022	2023
Secured Debt
Chronicle Mill	$34,438	$27,630	SOFR+	3.00%		May 5, 2024
Red Mill Central	1,838	2,013		4.80%		June 17, 2024
Premier Apartments(c)	16,036	16,269	SOFR+	1.55%		October 31, 2024
Premier Retail(c)	7,898	8,013	SOFR+	1.55%		October 31, 2024
Red Mill South	4,853	5,191		3.57%		May 1, 2025
Market at Mill Creek	11,347	12,494	SOFR+	1.55%		July 12, 2025
The Everly	30,000	30,000	SOFR+	1.50%		December 20, 2025
Encore Apartments(d)	23,421	23,980		2.93%		February 10, 2026
4525 Main Street(d)	30,074	30,785		2.93%		February 10, 2026
Southern Post	30,546	—	SOFR+	2.25%		August 25, 2026
Thames Street Wharf	67,894	69,327	SOFR+	1.30%	(e)	September 30, 2026
Constellation Energy Building	175,000	175,000	SOFR+	1.50%		November 1, 2026
Southgate Square	25,331	26,195	SOFR+	1.90%		December 21, 2026
Nexton Square	21,581	22,195	SOFR+	1.95%		June 30, 2027
Liberty Apartments	20,588	20,926	SOFR+	1.50%		September 27, 2027
Greenbrier Square	19,569	19,940		3.74%		October 10, 2027
Lexington Square	13,599	13,892		4.50%		September 1, 2028
Red Mill North	3,963	4,079		4.73%		December 31, 2028
Greenside Apartments	31,104	31,862		3.17%		December 15, 2029
Smith's Landing	14,578	15,535		4.05%		June 1, 2035
The Edison	15,179	15,563		5.30%		December 1, 2044
The Cosmopolitan	40,367	41,243		3.35%		July 1, 2051
Total secured debt	$639,204	$612,132
Unsecured Debt
TD unsecured term loan	$95,000	$—	SOFR+	1.35%-1.90%	(e)	May 19, 2025
Senior unsecured revolving credit facility	262,000	61,000	SOFR+	1.30%-1.85%		January 22, 2027
Senior unsecured revolving credit facility (fixed)	5,000	—	SOFR+	1.30%-1.85%	(e)	January 22, 2027
M&T unsecured term loan	100,000	100,000	SOFR+	1.25%-1.80%	(e)	March 8, 2027
Senior unsecured term loan	125,000	31,658	SOFR+	1.25%-1.80%		January 21, 2028
Senior unsecured term loan (fixed)	175,000	268,342	SOFR+	1.25%-1.80%	(e)	January 21, 2028
Total unsecured debt	762,000	461,000
Total principal balances	1,401,204	1,073,132
Other note payable(f)	6,127	6,131
Unamortized GAAP adjustments	(10,366)	(11,002)
Indebtedness, net	$1,396,965	$1,068,261
________________________________________
(a) The Secured Overnight Financing Rate ("SOFR") is determined by individual lenders.
(b) Does not reflect the effect of any maturity extension options.
(c) Cross collateralized.
(d) Cross collateralized.
(e) Includes debt subject to interest rate swap locks.
(f) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 39-year remaining lease term.

The Company’s indebtedness was comprised of the following fixed and variable-rate debt as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Fixed-rate debt	$816,439	$641,752
Variable-rate debt	584,765	431,380
Total principal balance	$1,401,204	$1,073,132

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2023, the Company was in compliance with all loan covenants.

Scheduled principal repayments and maturities during each of the next five years and thereafter are as follows (in thousands):

Year (1)	Scheduled Principal Payments	Maturities	Total Payments
2024	$10,377	$59,830	$70,207
2025	10,736	139,759	150,495
2026	8,150	339,922	348,072
2027	4,796	423,766	428,562
2028	3,983	315,339	319,322
Thereafter	57,780	26,766	84,546
Total	$95,822	$1,305,382	$1,401,204
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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80%, in each case depending on the Company's total leverage and in each case subject to a credit spread adjustment of 0.10%. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings. The Company may, at any time, voluntarily prepay any loan under the amended credit facility in whole or in part without premium or penalty.

As of December 31, 2023, the outstanding balance on the revolving credit facility was $267.0 million, and the outstanding balance on the term loan facility was $300.0 million. As of December 31, 2023, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate caps and swaps, were 6.85% and 6.75%, respectively. After giving effect to interest rate caps and swaps, the effective interest rates on the revolving credit facility and the term loan facility were 4.41% and 3.08%, respectively, as of December 31, 2023.

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

As of December 31, 2023, the outstanding balance on the M&T term loan facility was $100.0 million. As of December 31, 2023, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 6.75%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.90% as of December 31, 2023. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

As of December 31, 2023, the outstanding balance on the TD term loan facility was $95.0 million. As of December 31, 2023, the effective interest rate on the TD term loan facility, before giving effect to interest rate swaps, was 6.85%. After giving effect to interest rate swaps, the effective interest rate on the TD term loan facility was 4.70% as of December 31, 2023.

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

On April 11, 2023, the Company paid down $0.5 million of the loan secured by Market at Mill Creek in connection with the disposition of a non-operating outparcel.

During the year ended December 31, 2023, the Company borrowed $37.4 million under its existing construction loans to fund new development and construction.

Other 2022 Financing Activity

On January 5, 2022, the Company contributed $2.6 million to the Harbor Point Parcel 3 joint venture in order to meet the lender's equity funding requirement since the $15.0 million standby letter of credit discussed above expired on January 4, 2022.

On January 14, 2022, the Company acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the mixed-use property known as the Constellation Energy Building. The property was subject to a $156.1 million loan, which the Company immediately refinanced following the acquisition with a new $175.0 million loan. The new loan originally bore interest at a rate of BSBY plus a spread of 1.50% and will mature on November 1, 2026. The index for this loan was subsequently transitioned to SOFR. See “—Other 2023 Financing Activity.”

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

On December 20, 2022, the Company refinanced the $29.6 million loan secured by The Everly. The new $30.0 million loan bears interest at a rate of SOFR plus a spread of 1.50%. The loan matures on December 20, 2025 and has two 12-month extension options, subject to certain conditions.

During the year ended December 31, 2022, the Company borrowed $39.8 million under its existing construction loans to fund new development and construction.

9.    Derivative Financial Instruments

As of December 31, 2023, the Company had the following interest rate caps ($ in thousands):

Effective Date	Maturity Date	Notional Amount		Strike Rate		Premium Paid
7/5/2022	1/1/2024	35,100	(a)	1.00%-3.00% (SOFR)	(b)	120	(c)
9/1/2022	9/1/2024	63,169	(a)(d)	1.00%-3.00% (SOFR)	(b)	1,370
		$98,269				$1,490
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
(d) Represents the notional amount as of December 31, 2023. The notional amount is scheduled to increase over the term of the corridor in accordance with projected borrowings on the associated loan. The maximum notional amount that will eventually be in effect is $73.6 million.

As of December 31, 2023, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Floating rate pool of loans	$50,000	(a)(b)	1-month SOFR		3.40%	4.91%	7/5/2023	1/1/2024
Constellation Energy Building	175,000	(a)(c)	1-month SOFR		1.84%	3.46%	4/3/2023	2/1/2024
Floating rate pool of loans	200,000	(a)(d)	1-month SOFR		3.39%	4.90%	7/1/2023	3/1/2024
Senior unsecured term loan	25,000	(a)	1-month SOFR	(e)	0.42%	1.82%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month SOFR	(e)	0.33%	1.73%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	Daily SOFR	(e)	0.44%	1.84%	4/1/2020	4/1/2024
Harbor Point Parcel 3 senior construction loan	90,000	(f)	1-month SOFR		2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	(g)	1-month SOFR		2.75%	4.26%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	(h)	1-month SOFR		2.75%	5.12%	11/1/2023	11/1/2025
Floating rate pool of loans	300,000	(i)	1-month SOFR		2.75%	4.26%	12/1/2023	12/1/2025
Revolving credit facility and TD unsecured term loan	100,000		Daily SOFR		3.20%	4.70%	5/19/2023	5/19/2026	(j)
Thames Street Wharf	67,894	(a)	Daily SOFR	(e)	0.93%	2.33%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000	(a)	1-month SOFR		3.50%	4.90%	12/6/2022	12/6/2027
Senior unsecured term loan	100,000		1-month SOFR		3.43%	4.83%	12/13/2022	1/21/2028
Total	$1,687,894
________________________________________
(a) Designated as a cash flow hedge.

(b) On July 6, 2023, the Company terminated a SOFR corridor of 1.00%-3.00% with a notional amount of $50.0 million and entered into this interest rate swap agreement. The Company paid a net zero premium for this transaction.
(c) Effective April 4, 2023, the Company terminated its 4.00% BSBY interest rate cap with a notional amount of $175.0 million and its BSBY corridor of 1.00%-3.00% with a notional amount of $175.0 million and, effective April 3, 2023, entered into this interest rate swap agreement. The Company paid a net zero premium for this transaction.
(d) On July 5, 2023, the Company terminated a SOFR corridor of 1.00%-3.00% with a notional amount of $200.0 million and entered into this interest rate swap agreement. The Company paid a net zero premium for this transaction.
(e) Transitioned to SOFR during the year ended December 31, 2023.
(f) This interest rate swap agreement reduces the Company's interest rate exposure on the $180.4 million senior construction loan secured by the Company's Harbor Point Parcel 3 equity method investment as described in Note 5. As such, the loan is not reflected on the Company's consolidated balance sheets. The Company also paid $3.6 million to reduce the swap fixed rate.
(g) The Company paid $13.3 million to reduce the swap fixed rate.
(h) This interest rate swap agreement reduces the Company's interest rate exposure on the $109.7 million senior construction loan secured by the Company's Harbor Point Parcel 4 equity method investment as described in Note 5. As such, the loan is not reflected on the Company's consolidated balance sheets. The Company also paid $3.9 million to reduce the swap fixed rate.
(i) The Company paid $10.5 million to reduce the swap fixed rate.
(j) Subject to cancellation by the counterparty beginning on May 1, 2025 and the first day of each month thereafter.

For the interest rate swaps and caps designated as cash flow hedges for accounting purposes, realized gains and losses are reclassified out of accumulated other comprehensive gain (loss) to interest expense in the consolidated statements of comprehensive income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates reclassifying approximately $6.3 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive gain into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives comprised the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$1,020,000	$20,761	$—	$250,000	$2,201	$—
Interest rate caps	—	—	—	289,479	2,102	—
Total derivatives not designated as accounting hedges	1,020,000	20,761	—	539,479	4,303	—
Derivatives designated as accounting hedges
Interest rate swaps	667,894	7,141	—	187,670	11,247	—
Interest rate caps	98,269	960	—	561,200	13,565	—
Total derivatives	$1,786,163	$28,862	$—	$1,288,349	$29,115	$—

The unrealized changes in the fair value of the Company’s derivatives during the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Interest rate swaps	$(6,981)	$16,210	$4,775
Interest rate caps	(325)	12,841	1,222
Total unrealized change in fair value of interest rate derivatives	$(7,306)	$29,051	$5,997
Comprehensive income statement presentation:
Change in fair value of derivatives and other(1)	$(14,185)	$8,886	$2,319
Unrealized cash flow hedge gains	6,879	20,165	3,678
Total unrealized change in fair value of interest rate derivatives	$(7,306)	$29,051	$5,997
________________________________________
(1) Excludes $7.9 million of realized changes in the fair value of derivatives for the year-ended December 31, 2023.
10.    Equity

Stockholders’ Equity

As of each of December 31, 2023 and 2022, the Company’s authorized capital was 500 million shares of common stock and 100 million shares of preferred stock. The Company had 66.8 million and 67.7 million shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively. The Company had 6.8 million shares of its Series A Preferred Stock (as defined below) issued and outstanding as of December 31, 2023 and 2022.

Common Stock

On March 10, 2020, the Company commenced a new at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through the forward purchaser. During the year ended December 31, 2023, the Company did not issue any shares of common stock under the ATM Program. During the years ended December 31, 2022 and 2021, the Company issued and sold 475,074 and 3,801,731 shares of common stock at a weighted average price of $15.21 and $13.87 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $7.1 million and $51.7 million, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company did not issue any shares of the Series A Preferred Stock under the ATM Program.

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

Preferred Stock

Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July, and October. The first dividend on the Series A Preferred Stock was paid on October 15, 2019. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A Preferred Stock will rank senior to the Company's common stock with respect to the payment of distributions and other amounts. Except in instances relating to preservation of the Company's qualification as a REIT or pursuant to the Company’s special optional redemption right, the Series A Preferred Stock is not redeemable prior to June 18, 2024. On and after June 18, 2024, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but excluding, the redemption date.

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

Such conversions are subject to certain adjustments and provisions for the receipt of alternative consideration of equivalent value as described in the articles supplementary designating the terms of the Series A Preferred Stock.

Noncontrolling Interests

As of December 31, 2023 and 2022, the Company held a 75.6% and 76.7% common interest in the Operating Partnership, respectively. As of December 31, 2023, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 75.6% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of December 31, 2023, there were 21,553,062 Class A Units and 39,694 LTIP Units in the Operating Partnership ("LTIP Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. See Note 11 for a description of LTIP Units.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest in investment entities was $10.0 million and $24.1 million as of December 31, 2023 and 2022, respectively, which represents the minority partners' interest in certain consolidated real estate entities.

Holders of Class A Units may not transfer their units without the Company’s prior consent as general partner of the Operating Partnership. Subject to the satisfaction of certain conditions, holders of Class A Units may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company’s common stock at the time of redemption or, at the Company’s option and sole discretion, for unregistered or registered shares of common stock on a one-for-one basis. Accordingly, the Company presents Class A Units of the Operating Partnership not held by the Company as noncontrolling interests within equity in the consolidated balance sheets.

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

During the year ended December 31, 2023, the Company repurchased 1,204,838 shares of common stock for a total of $12.6 million. During the year ended December 31, 2023, the Company did not repurchase any shares of Series A Preferred Stock. As of December 31, 2023, $37.4 million remained available for repurchases under the Share Repurchase Program.

Dividends and Class A Unit Distributions

During the years ended December 31, 2023, 2022, and 2021, the Company declared dividends per common share and distributions per Class A Unit of $0.775, $0.72, and $0.64, respectively. During the years ended December 31, 2023, 2022, and 2021, these common stock dividends totaled $52.4 million, $48.7 million, and $39.3 million, respectively, and these Operating Partnership distributions totaled $16.6 million, $14.8 million, and $13.3 million, respectively.

The tax treatment of dividends paid to common stockholders during the years ended December 31, 2023, 2022, and 2021 was as follows (unaudited):

	Years ended December 31,
	2023	2022	2021
Capital gains	2.84%	—%	8.98%
Ordinary income	35.77%	65.64%	66.71%
Return of capital	61.39%	34.36%	24.31%
Total	100.00%	100.00%	100.00%

During each of the years ended December 31, 2023, 2022, and 2021, the Company declared dividends of $1.6875 per share to holders of Series A Preferred Stock. During each of the years ended December 31, 2023, 2022, and 2021, these preferred stock dividends totaled $11.5 million.

The tax treatment of dividends paid to preferred stockholders during the years ended December 31, 2023, 2022, and 2021 was as follows (unaudited):

	Years ended December 31,
	2023	2022	2021
Capital gains	5.03%	—%	11.96%
Ordinary income	94.97%	100.00%	88.04%
Total	100.00%	100.00%	100.00%

11.    Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan, as amended (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, LTIP Units and other equity-based awards up to an aggregate of 3,400,000 shares of common stock. As of December 31, 2023, the Company had 1,566,590 shares of common stock available for issuance under the Equity Plan.

As a result of the Company inadvertently issuing more shares of common stock than were available for issuance under the Equity Plan (prior to the amendment adopted on June 14, 2023), on May 9, 2023, the Company's Chief Executive Officer and the Company's Chief Financial Officer forfeited 75,321 and 8,975 restricted shares of common stock, respectively. Following approval by the Company’s board of directors and stockholders of the amendment to the Equity Plan to increase the number of shares available for issuance thereunder, on June 20, 2023, 75,321 and 8,975 restricted shares of common stock were granted to the Company's Chief Executive Officer and the Company's Chief Financial Officer, respectively, one-third of which will vest on March 3, 2024, one-third of which will vest on March 3, 2025, and one-third of which will vest on March 3, 2026, subject to the executives' continued employment on such dates.

LTIP Units are a special class of partnership interests in the Operating Partnership. Each LTIP Unit awarded will be deemed equivalent to an award of one share of stock under the Equity Plan, reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP Units, if any, will be determined at the time of issuance. Under the terms of the Operating Partnership's agreement of limited partnership, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of Class A unitholders. Subject to any agreed upon exceptions (including pursuant to the applicable LTIP Unit award agreement), once vested and having achieved parity with Class A unitholders, LTIP Units are convertible into Class A Units on a one-for-one basis.

During the years ended December 31, 2023, 2022, and 2021, the Company granted an aggregate of 434,053, 288,677 and 166,768 shares of restricted stock and LTIP Units to employees and non-employee directors, respectively. The grant date fair value of the restricted stock and LTIP Unit awards granted during the years ended December 31, 2023, 2022, and 2021 was $5.4 million, $4.2 million and $2.1 million, respectively. Employee restricted stock awards (except for awards made to executive officers) generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Executive officers' restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards or LTIP Units may vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards and LTIP Units are entitled to receive dividends or distributions, respectively, from their grant date.

During the years ended December 31, 2023, 2022, and 2021, the Company issued performance-based awards in the form of restricted stock units to certain employees. The performance period for these awards is three years, with a required two-year service period immediately following the expiration of the performance period in order to fully vest. There were no shares issued due to vesting of performance-based awards in 2023 and 2022. During the year ended December 31, 2021, 5,760 shares were issued with a grant date fair value of $15.19 per share due to the partial vesting of performance units awarded to certain employees in 2017. Of those shares, 1,926 were surrendered by the employees for income tax withholdings.

During the years ended December 31, 2023, 2022, and 2021, the Company recognized $4.1 million, $3.8 million and $2.6 million, respectively, of stock-based compensation. As of December 31, 2023, the total unrecognized compensation cost related to unvested restricted shares and LTIP Units was $1.7 million, substantially all of which the Company expects to recognize over the next 27 months.

Compensation cost relating to stock-based compensation for the years ended December 31, 2023, 2022, and 2021 was recorded as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
General and administrative expense	$2,319	$1,905	$1,505
General contracting and real estate services expenses	1,360	1,342	738
Capitalized in conjunction with development projects	392	530	329
Total stock-based compensation cost	$4,071	$3,777	$2,572

The following table summarizes the changes in the Company’s unvested restricted stock awards during the year ended December 31, 2023:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2023	219,306	$14.15
Granted	394,359	12.70
Vested	(254,030)	13.42
Forfeited	(88,095)	13.52
Unvested as of December 31, 2023	271,540	$12.93

Restricted stock awards granted and vested during the year ended December 31, 2023 include 87,986 shares tendered by employees to satisfy minimum statutory tax withholding obligations.

The following table summarizes the changes in the Company’s unvested LTIP Unit awards during the year ended December 31, 2023:

	LTIP Unit Awards	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2023	—	$—
Granted	39,694	10.14
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2023	39,694	$10.14

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net (a)	$1,407,323	$1,389,296	$1,079,233	$1,058,530
Notes receivable	94,172	94,172	136,039	136,039
Interest rate swap and cap assets	28,862	28,862	29,115	29,115
_______________________________________
(a) Excludes $10.4 million and $11.0 million of deferred financing costs as of December 31, 2023 and 2022, respectively.

13.    Income Taxes

The income tax benefit (provision) for the years ended December 31, 2023, 2022, and 2021 comprised the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Federal income taxes:
Current	$(496)	$—	$722
Deferred	(559)	122	(100)
State income taxes:
Current	(166)	—	139
Deferred	(108)	23	(19)
Income tax (provision) benefit	$(1,329)	$145	$742

As of December 31, 2023 and 2022, the Company had $0.7 million and $1.4 million, respectively, of net deferred tax assets representing net operating losses of the TRS that are being carried forward and basis differences in the assets of the TRS. The deferred tax assets are presented within other assets in the consolidated balance sheets.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2023 and 2022. The Company is generally subject to examination by the applicable taxing authorities for the tax years 2020 through 2023. The Company does not currently have any ongoing tax examinations by taxing authorities.

14.    Other Assets

Other assets were comprised of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Leasing costs, net	$15,753	$15,005
Leasing incentives, net	2,160	2,697
Interest rate swaps and caps	28,862	29,115
Prepaid expenses and other	33,006	30,516
Pre-acquisition and pre-development costs	7,767	8,030
Other assets	$87,548	$85,363

15.    Other Liabilities

Other liabilities were comprised of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Dividends and distributions payable	$19,930	$19,777
Acquired lease intangibles, net	19,021	18,418
Prepaid rent and other	12,763	10,935
Security deposits	4,752	4,026
Guarantee liability	147	899
Other liabilities	$56,613	$54,055

16.    Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2023 (in thousands):

	December 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$215,832	$108,772	$107,060
Above-market lease assets	7,810	5,733	2,077
Above/Below-market ground lease assets	5,075	1,085	3,990
Below-market lease liabilities	36,282	17,261	19,021

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2022 (in thousands):

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$180,598	$79,320	$101,278
Above-market lease assets	7,748	5,156	2,592
Above/Below-market ground lease assets	5,075	948	4,127
Below-market lease liabilities	32,355	13,937	18,418

During the years ended December 31, 2023, 2022, and 2021, the Company recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Years Ended December 31,
	2023	2022	2021
Intangible lease assets
In-place lease assets	$29,351	$15,767	$13,210
Above-market lease assets	577	641	595
Above/Below-market ground lease assets	138	138	144
Intangible lease liabilities
Below-market lease liabilities	3,324	2,395	2,148

As of December 31, 2023, the weighted-average remaining lives of in-place lease assets, above-market lease assets, above/below-market ground lease assets, and below-market lease liabilities were 7.6 years, 4.2 years, 41.2 years and 9.4 years, respectively. As of December 31, 2023, the weighted-average remaining life of below-market lease renewal options was 9.3 years.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

	Rental Revenues	Depreciation and Amortization
Year ending December 31,
2024	$2,080	$14,794
2025	2,007	13,766
2026	2,014	13,059
2027	1,866	12,183
2028	1,413	8,402

17.    Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these consolidated financial statements. Revenue and gross profits from construction contracts with related party entities of the Company were nominal for the years ended December 31, 2023 and 2022. Revenue and gross profits from construction contracts with related party entities of the Company were $23.6 million and $1.7 million, respectively, for the year ended December 31, 2021. As of each of December 31, 2023 and 2022, there was no outstanding balance from related parties of the Company. Real estate services fees from affiliated entities of the Company were not material for any of the years ended December 31, 2023, 2022, and 2021. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the years ended December 31, 2023, 2022, and 2021.

The general contracting services described above include contracts with an aggregate price of $81.6 million with the developer of a mixed-use project, including an apartment building, retail space, and a parking garage located in Virginia Beach, Virginia. The developer is owned in part by executives and non-independent directors of the Company, not including the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. These contracts were executed in October and December 2019 and as of December 31, 2022 were completed and resulted in aggregate gross profit of $3.9 million to the Company, representing a gross profit margin of 5.1%. As part of these contracts and per the requirements of the lender for this project, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under the contracts, which letter of credit expired on August 16, 2023 and was not required to be renewed.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures. See Note 5 for more information. During the years ended December 31, 2023 and 2022, the Company recognized gross profit of $1.4 million and $0.9 million, respectively, relating to these construction contracts, associated with 50% of gross profit on contracts for Harbor Point Parcel 3 and 10% of gross profit on contracts for Harbor Point Parcel 4.

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

Guarantees

In connection with the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of December 31, 2023, the Company had an outstanding guarantee liability of $0.1 million related to the $32.9 million senior loan on the Harbor Point Parcel 4. As of December 31, 2023, no amounts have been funded on this senior loan.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens, and defect bonds. Such bonds collectively totaled $6.5 million and $8.5 million as of December 31, 2023 and 2022, respectively. In addition, during the year ended December 31, 2019, the Company issued a letter of credit for $9.5 million to secure certain performances of the Company's subsidiary construction company under a related party project, which expired on August 16, 2023 and was not required to be renewed.

On January 7, 2021, the Operating Partnership entered into a $15.0 million standby letter of credit using the available capacity under the amended credit facility to guarantee the funding of its investment in the Harbor Point Parcel 3 joint venture, which is the developer of T. Rowe Price's new global headquarters. This letter of credit was available for draw down on the revolving credit facility in the event the Company did not meet its equity requirement. The letter of credit expired on January 4, 2022 and was not required to be renewed.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of December 31, 2023, the Company had six notes receivable with a total of $46.3 million of unfunded commitments. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of December 31, 2023, the Company has recorded a $0.7 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in Other liabilities in the consolidated balance sheet. See Note 6 for more information.

The Operating Partnership has entered into standby letters of credit related to the guarantee of future performance on certain of the Company’s construction contracts. Letters of credit generally are available for draw down in the event the Company does not perform. The Operating Partnership had no letters of credit outstanding as of December 31, 2023. As of December 31, 2022, the Operating Partnership had outstanding letters of credit totaling $9.5 million.

Concentrations of Credit Risk

The majority of the Company’s properties are located in Hampton Roads, Virginia. For the years ended December 31, 2023, 2022, and 2021, rental revenues from Hampton Roads properties represented 37%, 38% and 40%, respectively, of the Company’s rental revenues. Many of the Company’s Hampton Roads properties are located in the Town Center of Virginia Beach. For the years ended December 31, 2023, 2022, and 2021, rental revenues from Town Center properties represented 24%, 25% and 26%, respectively, of the Company’s rental revenues.

The Company also has a concentration of properties at Harbor Point in Baltimore, Maryland. For the years ended December 31, 2023, 2022, and 2021, rental revenues from Harbor Point properties represented 25%, 26% and 14%, respectively, of the Company's rental revenues.

A group of three construction customers comprised 94%, 89%, and 58% of the Company’s general contracting and real estate services revenues for the years ended December 31, 2023, 2022, and 2021, respectively.

19.     Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Indebtedness

Borrowings under the revolving credit facility were $299.0 million on February 23, 2024.

Equity

On January 2, 2024, in connection with the tender by a holder of Class A Units of 9,286 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.1 million.

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation
December 31, 2023

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount (1)	Acquisition
Retail
249 Central Park Retail	$—	(2)	$713	$—	$17,464	$713	$17,464	$18,177	$10,694	$7,483	2004
Apex Entertainment	—	(2)	67	—	17,920	67	17,920	17,987	8,432	9,555	2002
Broad Creek Shopping Center	—	(2)	—	—	9,763	—	9,763	9,763	5,486	4,277	1997/2001
Broadmoor Plaza	—	(2)	2,410	9,010	1,607	2,410	10,617	13,027	3,827	9,200	1980/2016
Brooks Crossing Retail	—		117	—	2,512	117	2,512	2,629	537	2,092	2016
Columbus Village	—	(2)	7,631	10,135	8,536	7,631	18,671	26,302	6,057	20,245	1980/2015
Columbus Village II	—	(2) (3)	8,853	10,922	153	8,853	11,075	19,928	6,035	13,893	1995/2016
Commerce Street Retail	—	(2)	118	—	3,357	118	3,357	3,475	2,185	1,290	2008
Delray Beach Plaza	—	(2)	—	27,151	486	—	27,637	27,637	2,720	24,917	2021
Dimmock Square	—	(2)	5,100	13,126	1,210	5,100	14,336	19,436	3,777	15,659	1998/2014
Fountain Plaza Retail	—	(2)	425	—	8,543	425	8,543	8,968	4,547	4,421	2004
Greenbrier Square	19,569		8,549	21,170	605	8,549	21,775	30,324	1,679	28,645	2017/2021
Greentree Shopping Center	—	(2)	1,103	—	4,197	1,103	4,197	5,300	1,661	3,639	2014
Hanbury Village	—	(2)	2,566	—	16,655	2,566	16,655	19,221	8,553	10,668	2006
Harrisonburg Regal	—		1,554	—	4,148	1,554	4,148	5,702	2,628	3,074	1999
Lexington Square	13,599		3,035	20,581	341	3,035	20,922	23,957	3,956	20,001	2017/2018
Market at Mill Creek	11,347		2,042	—	21,167	2,042	21,167	23,209	3,484	19,725	2018
Marketplace at Hilltop	—	(2)	2,023	19,886	1,388	2,023	21,274	23,297	2,752	20,545	2000/2019
Nexton Square	21,581		9,086	27,760	6,304	9,086	34,064	43,150	3,880	39,270	2020/2020
North Hampton Market	—	(2)	7,250	10,210	1,017	7,250	11,227	18,477	3,415	15,062	2004/2016
North Pointe Center	—	(4)	1,276	—	23,292	1,276	23,292	24,568	12,513	12,055	1998
Overlook Village	—	(2)	6,328	20,101	701	6,328	20,802	27,130	1,764	25,366	1990/2021
Parkway Centre	—	(2)	1,372	7,864	184	1,372	8,048	9,420	1,467	7,953	2017/2018
Parkway Marketplace	—	(2)	1,150	—	4,175	1,150	4,175	5,325	2,534	2,791	1998
Patterson Place	—	(2)	15,060	20,180	1,447	15,060	21,627	36,687	5,162	31,525	2004/2016
Pembroke Square	—	(2)	14,513	9,290	446	14,513	9,736	24,249	799	23,450	1966/2015/2022
Perry Hall Marketplace	—	(2)	3,240	8,316	667	3,240	8,983	12,223	2,991	9,232	2001/2015
Premier Retail	7,898		318	—	15,496	318	15,496	15,814	2,756	13,058	2018
Providence Plaza	—	(2)	9,950	12,369	2,530	9,950	14,899	24,849	4,225	20,624	2007/2015
Red Mill Commons	10,654	(4)	44,252	30,348	6,375	44,252	36,723	80,975	8,532	72,443	2000/2019
Sandbridge Commons	—	(2)	4,118	—	7,509	4,118	7,509	11,627	2,861	8,766	2015
South Retail	—	(2)	190	—	8,316	190	8,316	8,506	5,637	2,869	2002
South Square	—	(2)	14,130	12,670	1,296	14,130	13,966	28,096	3,762	24,334	1977/2016
Southgate Square	25,331		10,238	25,950	7,076	10,238	33,026	43,264	7,949	35,315	1991/2016
Southshore Shops	—	(2)	1,770	6,509	726	1,770	7,235	9,005	1,704	7,301	2006/2016
Studio 56 Retail	—	(2)	76	—	3,806	76	3,806	3,882	1,375	2,507	2007

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount (1)	Acquisition
Tyre Neck Harris Teeter	—	(2)	—	—	3,306	—	3,306	3,306	1,920	1,386	2011
Wendover Village	—	(2)	19,893	22,638	1,393	19,893	24,031	43,924	5,256	38,668	2004/2016-2019
The Interlock Retail	—	(2)	—	66,104	841	—	66,945	66,945	1,162	65,783	2021/2023
Total retail	$109,979		$210,516	$412,290	$216,955	$210,516	$629,245	$839,761	$160,674	$679,087
Office
4525 Main Street	30,074		982	—	47,170	982	47,170	48,152	15,795	32,357	2014
Armada Hoffler Tower	—	(2)	1,976	—	72,567	1,976	72,567	74,543	45,789	28,754	2002
Brooks Crossing Office	—	(2)	295	—	19,497	295	19,497	19,792	3,123	16,669	2016/2019
Constellation Office	175,000		21,152	176,943	1,910	21,152	178,853	200,005	9,279	190,726	2016/2022
One City Center	—	(2)	2,911	28,202	6,463	2,911	34,665	37,576	5,058	32,518	2019
One Columbus	—	(2)	960	10,269	16,244	960	26,513	27,473	16,063	11,410	1984
Thames Street Wharf	67,894		15,861	64,689	2,152	15,861	66,841	82,702	7,708	74,994	2010/2019
Two Columbus	—	(2)	53	—	22,167	53	22,167	22,220	11,693	10,527	2009
Wills Wharf	—	(2)	—	—	113,200	—	113,200	113,200	11,893	101,307	2020
The Interlock Office	—	(2)	—	117,864	758	—	118,622	118,622	2,022	116,600	2021/2023
Total office	$272,968		$44,190	$397,967	$302,128	$44,190	$700,095	$744,285	$128,423	$615,862
Multifamily
1305 Dock Street	$—		$2,165	$18,114	$313	$2,165	$18,427	$20,592	$965	$19,627	2016/2022
1405 Point	—	(2)	—	95,466	4,258	—	99,724	99,724	15,090	84,634	2018/2019
Chronicle Mill	34,438		1,788	533	57,523	1,788	58,056	59,844	2,301	57,543	2021
The Edison	15,179		3,428	18,582	1,592	3,428	20,174	23,602	2,819	20,783	1919/ 2014/2020
Encore Apartments	23,421		1,293	—	31,913	1,293	31,913	33,206	9,002	24,204	2014
The Everly	30,000		4,832	—	45,386	4,832	45,386	50,218	2,299	47,919	2020
Greenside Apartments	31,104		5,711	—	45,735	5,711	45,735	51,446	7,934	43,512	2018
Liberty Apartments	20,588		3,580	23,494	2,768	3,580	26,262	29,842	8,503	21,339	2013/2014
Premier Apartments	16,036		647	—	29,371	647	29,371	30,018	4,772	25,246	2018
Smith’s Landing	14,578		—	35,105	5,595	—	40,700	40,700	12,928	27,772	2009/2013
Southern Post	30,546		5,000	—	87,502	5,000	87,502	92,502	—	92,502	2021	(5)
The Cosmopolitan	40,367		985	—	78,584	985	78,584	79,569	37,459	42,110	2006
Total multifamily	$256,257		$29,429	$191,294	$390,540	$29,429	$581,834	$611,263	$104,072	$507,191
Held for development	$—	(6)	$11,978	$—	$—	$11,978	$—	$11,978	$—	$11,978
Real estate investments	$639,204		$296,113	$1,001,551	$909,623	$296,113	$1,911,174	$2,207,287	$393,169	$1,814,118
________________________________________
(1)The net carrying amount of real estate for federal income tax purposes was $1,579.1 million as of December 31, 2023.
(2)Borrowing base collateral for the amended credit facility, M&T term loan facility, and TD term loan facility as of December 31, 2023.
(3)As of December 31, 2023, $5.7 million of this property's land value was included in held for development related to redevelopment plans.
(4)A portion of this property is borrowing base collateral for the amended credit facility, M&T term loan facility, and TD term loan facility as of December 31, 2023.
(5)Construction in progress as of December 31, 2023.
(6)Held for development includes Columbus Village II land held for redevelopment and Ten Tryon, both of which are borrowing base collateral for the amended credit facility, M&T term loan facility, and TD term loan facility as of December 31, 2023.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5—20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease (or estimated useful life, if shorter)

	Real Estate		Accumulated
	Investments		Depreciation
	December 31,
	2023	2022	2023	2022
Balance at beginning of the year	$1,943,575	$1,737,438	$329,963	$285,814
Construction costs and improvements	80,089	93,467	—	—
Acquisitions	183,982	242,423	—	—
Dispositions	(260)	(129,342)	(260)	(10,396)
Reclassifications	(99)	(411)	—	—
Depreciation	—	—	63,466	54,545
Balance at end of the year	$2,207,287	$1,943,575	$393,169	$329,963