Form 10-Q
period 2024-03-31
Armada Hoffler Properties, Inc.
filed 2024-05-10
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
☐ Yes     ☒  No
As of May 6, 2024, the registrant had 67,073,451 shares of common stock, $0.01 par value per share, outstanding. In addition, as of May 6, 2024, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 21,709,299 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

Table of Content
ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

Table of Content
PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$2,099,051	$2,093,032
Held for development	11,978	11,978
Construction in progress	117,921	102,277
	2,228,950	2,207,287
Accumulated depreciation	(408,917)	(393,169)
Net real estate investments	1,820,033	1,814,118
Cash and cash equivalents	41,934	27,920
Restricted cash	1,927	2,246
Accounts receivable, net	43,147	45,529
Notes receivable, net	109,282	94,172
Construction receivables, including retentions, net	121,042	126,443
Construction contract costs and estimated earnings in excess of billings	26	104
Equity method investments	152,190	142,031
Operating lease right-of-use assets	23,018	23,085
Finance lease right-of-use assets	90,171	90,565
Acquired lease intangible assets	105,175	109,137
Other assets	93,199	87,548
Total Assets	$2,601,144	$2,562,898
LIABILITIES AND EQUITY
Indebtedness, net	$1,428,318	$1,396,965
Accounts payable and accrued liabilities	33,252	31,041
Construction payables, including retentions	136,329	128,290
Billings in excess of construction contract costs and estimated earnings	21,728	21,414
Operating lease liabilities	31,483	31,528
Finance lease liabilities	92,062	91,869
Other liabilities	55,295	56,613
Total Liabilities	1,798,467	1,757,720

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of March 31, 2024 and December 31, 2023	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 66,986,834 and 66,793,294 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	670	668
Additional paid-in capital	582,049	580,687
Distributions in excess of earnings	(187,271)	(184,724)
Accumulated other comprehensive income	4,870	4,906
Total stockholders’ equity	571,403	572,622
Noncontrolling interests in investment entities	9,645	9,986
Noncontrolling interests in Operating Partnership	221,629	222,570
Total Equity	802,677	805,178
Total Liabilities and Equity	$2,601,144	$2,562,898

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental revenues	$61,881	$56,218
General contracting and real estate services revenues	126,975	84,238
Interest income	4,626	3,719
Total revenues	193,482	144,175

Expenses
Rental expenses	14,605	12,960
Real estate taxes	5,925	5,412
General contracting and real estate services expenses	122,898	81,170
Depreciation and amortization	20,435	18,468
Amortization of right-of-use assets - finance leases	395	277
General and administrative expenses	5,874	5,448
Impairment charges	—	102
Total expenses	170,132	123,837
Operating income	23,350	20,338
Interest expense	(17,975)	(12,302)
Change in fair value of derivatives and other	12,888	(2,447)
Unrealized credit loss provision	(83)	(77)
Other income (expense), net	79	93
Income before taxes	18,259	5,605
Income tax provision	(534)	(188)
Net income	17,725	5,417
Net income attributable to noncontrolling interests:
Investment entities	(34)	(154)
Operating Partnership	(3,618)	(554)
Net income attributable to Armada Hoffler Properties, Inc.	14,073	4,709
Preferred stock dividends	(2,887)	(2,887)
Net income attributable to common stockholders	$11,186	$1,822
Net income attributable to common stockholders per share (basic and diluted)	$0.17	$0.03
Weighted-average common shares outstanding (basic and diluted)	66,838	67,787

Comprehensive income:
Net income	$17,725	$5,417
Unrealized cash flow hedge gains (losses)	3,554	(426)
Realized cash flow hedge gains reclassified to net income	(3,642)	(2,922)
Comprehensive income	17,637	2,069
Comprehensive income attributable to noncontrolling interests:
Investment entities	5	(118)
Operating Partnership	(3,606)	218
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$14,036	$2,169

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2023	$171,085	$668	$580,687	$(184,724)	$4,906	$572,622	$9,986	$222,570	$805,178
Net income	—	—	—	14,073	—	14,073	34	3,618	17,725
Unrealized cash flow hedge gains	—	—	—	—	2,664	2,664	29	861	3,554
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,700)	(2,700)	(68)	(874)	(3,642)
Net proceeds from issuance of common stock	—	—	(10)	—	—	(10)	—	—	(10)
Restricted stock awards, net	—	2	1,394	—	—	1,396	—	—	1,396
Redemption of operating partnership units	—	—	(22)	—	—	(22)	—	(96)	(118)
Distributions to noncontrolling interests	—	—	—	—	—	—	(336)	—	(336)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(13,733)	—	(13,733)	—	(4,450)	(18,183)
Balance, March 31, 2024	$171,085	$670	$582,049	$(187,271)	$4,870	$571,403	$9,645	$221,629	$802,677

Table of Content

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2022	$171,085	$677	$587,884	$(126,875)	$14,679	$647,450	$24,055	$232,509	$904,014
Net income	—	—	—	4,709	—	4,709	154	554	5,417
Unrealized cash flow hedge (losses) gains	—	—	—	—	(328)	(328)	2	(100)	(426)
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,211)	(2,211)	(39)	(672)	(2,922)
Net proceeds from issuance of common stock	—	—	(149)	—	—	(149)	—	—	(149)
Restricted stock awards, net	—	2	977	—	—	979	—	—	979
Acquisitions of noncontrolling interests	—	—	—	—	—	—	(12,834)	—	(12,834)
Distribution to joint venture partner	—	—	—	—	—	—	(506)		(506)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.19 per share and unit)	—	—	—	(12,908)	—	(12,908)	—	(3,916)	(16,824)
Balance, March 31, 2023	$171,085	$679	$588,712	$(137,961)	$12,140	$634,655	$10,832	$228,375	$873,862
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$17,725	$5,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	15,748	14,114
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	4,687	4,354
Accrued straight-line rental revenue	(1,252)	(1,455)
Amortization of leasing incentives and above or below-market rents	(397)	(292)
Amortization of right-of-use assets - finance leases	395	277
Accrued straight-line ground rent expense	8	20
Unrealized credit loss provision	83	77
Adjustment for uncollectable lease accounts	758	252
Noncash stock compensation	2,192	1,846
Impairment charges	—	102
Noncash interest expense	1,048	2,261
Change in fair value of derivatives and other	(6,510)	3,807
Adjustment for receipts on off-market interest rate derivatives	(7,500)	—
Changes in operating assets and liabilities:
Property assets	6,554	4,167
Property liabilities	2,398	(3,817)
Construction assets	3,960	2,493
Construction liabilities	10,777	(16,859)
Interest receivable	(4,188)	(3,709)
Net cash provided by operating activities	46,486	13,055
INVESTING ACTIVITIES
Development of real estate investments	(11,955)	(15,264)
Tenant and building improvements	(11,546)	(7,314)
Notes receivable issuances	(11,175)	(6,699)
Receipts on off-market interest rate derivatives	7,500	—
Leasing costs	(3,611)	(950)
Leasing incentives	—	(20)
Contributions to equity method investments	(10,159)	(21,097)
Net cash used for investing activities	(40,946)	(51,344)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance cost	(10)	(149)
Common shares tendered for tax withholding	(980)	(1,105)
Debt issuances, credit facility, and construction loan borrowings	42,208	46,710
Debt and credit facility repayments, including principal amortization	(12,480)	(2,417)
Debt issuance costs	(8)	—
Redemption of operating partnership units	(118)	—
Distributions to noncontrolling interests	(336)	(506)
Dividends and distributions	(20,121)	(19,673)
Net cash provided by financing activities	8,155	22,860
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,695	(15,429)
Cash, cash equivalents, and restricted cash, beginning of period	30,166	51,865
Cash, cash equivalents, and restricted cash, end of period (1)	$43,861	$36,436
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$949	$38
Decrease in accrued capital improvements and development costs	(2,876)	(3,683)
Operating Partnership units redeemed for common shares	(22)	—
Acquisitions of noncontrolling interests	—	12,834

(1) The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$41,934	$33,817
Restricted cash (a)	1,927	2,619
Cash, cash equivalents, and restricted cash	$43,861	$36,436
(a) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1. Business of Organization

Armada Hoffler Properties, Inc. (the "Company") is a vertically integrated, self-managed real estate investment trust ("REIT") with over four decades of experience developing, building, acquiring, and managing high-quality retail, office, and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. In addition to the ownership of the Company's operating property portfolio, the Company develops and builds properties for its own account and through joint ventures between the Company and unaffiliated partners and also invests in development projects through real estate financing arrangements. The Company also provides general construction and development services to third-party clients. The Company's construction and development experience includes mid- and high-rise office buildings, retail strip malls, retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution, and manufacturing facilities, educational, medical, and special purpose facilities, government projects, parking garages, and mixed-use town centers.

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of March 31, 2024, owned 75.5% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are conducted primarily through the Operating Partnership and the wholly owned subsidiaries thereof.

As of March 31, 2024, the Company's operating portfolio consisted of the following properties:

Property	Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
4525 Main Street Retail* (1)	Virginia Beach, Virginia	100%
4621 Columbus Retail* (2)	Virginia Beach, Virginia	100%
Columbus Village*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
The Cosmopolitan Retail* (3)	Virginia Beach, Virginia	100%
Two Columbus Retail* (1)	Virginia Beach, Virginia	100%
West Retail* (1)	Virginia Beach, Virginia	100%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail*	Newport News, Virginia	65%	(4)
Delray Beach Plaza*	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%
Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
Market at Mill Creek	Mount Pleasant, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%
Parkway Centre	Moultrie, Georgia	100%

Table of Content

Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Retail* (1)	Baltimore, Maryland	90%
Point Street Retail* (3)	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Retail* (3)	Belmont, North Carolina	85%	(4)
Nexton Square*	Summerville, South Carolina	100%
North Hampton Market	Taylors, South Carolina	100%
One City Center Retail* (1)	Durham, North Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza Retail*	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Liberty Retail* (3)	Newport News, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%
The Edison Retail* (3)	Richmond, Virginia	100%

Office
Town Center of Virginia Beach
249 Central Park Office* (5)	Virginia Beach, Virginia	100%
4525 Main Street*	Virginia Beach, Virginia	100%
4605 Columbus Office* (5)	Virginia Beach, Virginia	100%
Armada Hoffler Tower*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus Office*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Office* (3)	Belmont, North Carolina	85%	(4)
One City Center Office*	Durham, North Carolina	100%
Providence Plaza Office* (5)	Charlotte, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic
Brooks Crossing Office* (5)	Newport News, Virginia	65%	(4)

Table of Content

Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, Virginia	100%
Premier Apartments*	Virginia Beach, Virginia	100%
The Cosmopolitan*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, Maryland	90%
1405 Point*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill*	Belmont, North Carolina	85%	(4)
Greenside Apartments	Charlotte, North Carolina	100%
The Everly*	Gainesville, Georgia	100%
Mid-Atlantic
The Edison*	Richmond, Virginia	100%
Liberty Apartments*	Newport News, Virginia	100%
Smith's Landing	Blacksburg, Virginia	100%
________________________________________
*Located in a mixed-use development.
(1) Formerly reported in the office real estate segment. Refer to Note 3 for further information.
(2) Formerly known as Apex Entertainment.
(3) Formerly reported in the multifamily real estate segment. Refer to Note 3 for further information.
(4) We are entitled to a preferred return on our investment in this property.
(5) Formerly reported in the retail real estate segment. Refer to Note 3 for further information.

As of March 31, 2024, the following properties were under development or redevelopment:

Development, Not Delivered	Segment	Location	Ownership Interest
Southern Post	Mixed-use	Roswell, Georgia	100%

Redevelopment	Segment	Location	Ownership Interest
Columbus Village II	Retail	Virginia Beach, VA	100%

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

Table of Content
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted:

Segment Reporting

In November 2023, the FASB issued ASU 2023-07 as an update to ASC Topic 280, which will be effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 requires an entity to disclose significant segment expenses regularly provided to the chief operating decision maker, a description of "other segment items," and the title and position of the chief operating decision maker, and allows for more than one measure of a segment's profit or loss if used by the chief operating decision maker. The update also enhances interim disclosure requirements and requirements for entities with a single reportable segment. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements.

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

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for a description of other accounting principles upon which basis the accompanying consolidated financial statements were prepared.

3. Segments

The Company operates its business in five reportable segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Refer to Note 1 for the composition of properties within each property segment.

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

Table of Content

Since the Company's Annual Report on Form 10-K for the year ended December 31, 2023, the Company retrospectively reclassified certain components of mixed-use properties between the retail, office, and multifamily real estate segments in order to align the components of those properties with their tenant composition. As a result, NOI for the three months ended March 31, 2023 increased $0.4 million and less than $0.1 million for the retail and office real estate segments, respectively, and decreased $0.4 million for the multifamily real estate segment. These reclassifications had no effect on total property NOI as previously reported. These reclassifications also had no impact on our general contracting and real estate services or real estate financing segments.

The following table presents NOI for the Company's five reportable segments for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Retail real estate
Rental revenues	$25,651	$22,959
Rental expenses	4,211	3,644
Real estate taxes	2,415	2,268
Segment net operating income	19,025	17,047
Office real estate
Rental revenues	21,878	19,657
Rental expenses	6,123	5,159
Real estate taxes	2,215	2,085
Segment net operating income	13,540	12,413
Multifamily real estate
Rental revenues	14,352	13,602
Rental expenses	4,271	4,157
Real estate taxes	1,295	1,059
Segment net operating income	8,786	8,386
General contracting and real estate services
General contracting and real estate services revenues	126,975	84,238
General contracting and real estate services expenses	122,898	81,170
Segment gross profit	4,077	3,068
Real estate financing
Interest income	4,000	3,536
Interest expense(a)	1,332	1,097
Segment gross profit	2,668	2,439
Net operating income	$48,096	$43,353
________________________________________
(a) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio and the effective interest rates on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 9.

Table of Content
The following table reconciles NOI to net income, the most directly comparable GAAP measure, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net operating income	$48,096	$43,353
Interest income(a)	626	183
Depreciation and amortization	(20,435)	(18,468)
Amortization of right-of-use assets - finance leases	(395)	(277)
General and administrative expenses	(5,874)	(5,448)
Impairment charges	—	(102)
Interest expense(b)	(16,643)	(11,205)
Change in fair value of derivatives and other	12,888	(2,447)
Unrealized credit loss provision	(83)	(77)
Other income (expense), net	79	93
Income tax provision	(534)	(188)
Net income	$17,725	$5,417
________________________________________
(a) Excludes real estate financing segment interest income of $4.0 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively.
(b) Excludes real estate financing segment interest expense of $1.3 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues and expenses for the three months ended March 31, 2024 exclude revenues and expenses related to intercompany construction contracts of $8.4 million and $8.3 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the three months ended March 31, 2023 exclude revenues and expenses related to intercompany construction contracts of $13.7 million and $13.5 million, respectively, which are eliminated in consolidation.

Depreciation and amortization expense for the three months ended March 31, 2024 was $8.5 million, $8.0 million, and $3.7 million for the retail, office, and multifamily real estate segments, respectively. Depreciation and amortization expense for the three months ended March 31, 2023 was $8.2 million, $7.0 million, and $3.2 million for the retail, office, and multifamily real estate segments, respectively.

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties, general contracting and real estate services, and real estate financing businesses. These costs include corporate office personnel compensation and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

Interest expense on secured property debt for the three months ended March 31, 2024 was $2.8 million, $3.2 million, and $3.6 million for the retail, office, and multifamily real estate segments, respectively. Interest expense on secured property debt for the three months ended March 31, 2023 was $2.4 million, $2.2 million, and $2.4 million for the retail, office, and multifamily real estate segments, respectively.

As of March 31, 2024, the net carrying amount of consolidated real estate investments was $685.7 million, $625.9 million, and $394.4 million for the retail, office, and multifamily real estate segments, respectively, which excludes $102.1 million attributable to our mixed-use development project, Southern Post. Assets attributable to the general contracting and real estate services segment are presented in Note 8 of these financial statements. Assets attributable to the real estate financing segment are presented in Note 7 of these financial statements.

Table of Content
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

Rental revenue for the three months ended March 31, 2024 and 2023 comprised the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Base rent and tenant charges	$60,183	$54,471
Accrued straight-line rental adjustment	1,300	1,455
Lease incentive amortization	(119)	(165)
(Above) below market lease amortization, net	517	457
Total rental revenue	$61,881	$56,218

5. Real Estate Investments

The Company did not acquire or dispose of any properties during the three months ended March 31, 2024.

6. Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the three months ended March 31, 2024, the Company invested $0.7 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $47.0 million relating to this project. As of March 31, 2024 and December 31, 2023, the carrying value of the Company's investment in Harbor Point Parcel 3 was $41.4 million and $40.7 million, respectively, which excludes $2.3 million and $2.2 million, respectively, of intra-entity profits eliminated in consolidation. For the three months ended March 31, 2024 and 2023, Harbor Point Parcel 3 had no operating activity; therefore, the Company received no allocated income.

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

Table of Content
not consolidate Harbor Point Parcel 3 in its consolidated financial statements. The Company's investment in the project is recorded as an equity method investment in the consolidated balance sheets.

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project ("Allied | Harbor Point"), which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and will serve as the project's general contractor. During the three months ended March 31, 2024, the Company invested $9.5 million in Harbor Point Parcel 4. The Company has an estimated equity commitment of up to $113.3 million relating to this project. As of March 31, 2024 and December 31, 2023, the carrying value of the Company's investment in Harbor Point Parcel 4 was $110.7 million and $101.3 million, respectively, which excludes $1.0 million and $0.8 million, respectively, of intra-entity profits eliminated in consolidation. For the three months ended March 31, 2024, Harbor Point Parcel 4 had no operating activity; therefore, the Company received no allocated income.

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

7. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of March 31, 2024 and December 31, 2023 ($ in thousands):

	Outstanding loan amount									Interest compounding
	March 31, 2024				December 31, 2023
Real Estate Financing Project	Principal	Accrued interest and fees	Total loan amount		Total loan amount		Maximum principal commitment	Interest rate
Solis City Park II	$20,594	$4,466	$25,060	(a)	$24,313	(a)	$20,594	13.0%		Annually
Solis Gainesville II	19,595	3,460	23,055	(a)	22,268	(a)	19,595	14.0%	(b)	Annually
Solis Kennesaw	23,067	3,478	26,545	(a)	15,922	(a)	37,870	14.0%	(b)	Annually
Solis Peachtree Corners	11,832	1,936	13,768	(a)	11,092	(a)	28,440	15.0%	(b)	Annually
The Allure at Edinburgh	9,228	947	10,175	(a)	9,830	(a)	9,228	15.0%	(c)	None
Total mezzanine & preferred equity	$84,316	$14,287	98,603		83,425		$115,727
Other notes receivable			12,404	(a)	12,219	(a)
Allowance for credit losses(d)			(1,725)		(1,472)
Total notes receivable			$109,282		$94,172
________________________________________
(a) Outstanding loan amounts include any accrued and unpaid interest, and accrued fees, as applicable.
(b) The interest rate varies over the life of the loans and the Company also earns an unused commitment fee on amounts not drawn on the loans.
(c) The interest rate varies over the life of the loan.
(d) The amounts as of March 31, 2024 and December 31, 2023 exclude $0.6 million and $0.7 million, respectively, of Current Expected Credit Losses (“CECL”) allowance that relates to the unfunded commitments, which were recorded as a liability under other liabilities in the consolidated balance sheets.

Table of Content
Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three months ended March 31, 2024 and 2023 as follows (in thousands):

	Three Months Ended March 31,
Real Estate Financing Project	2024		2023
Solis City Park II	747	(a)	670	(a)
Solis Gainesville II	786	(a)(b)	593	(a)(b)
Solis Kennesaw	1,236	(a)(b)	—
Solis Peachtree Corners	887	(a)(b)	—
The Allure at Edinburgh	344		—
The Interlock(c)	—		2,273	(a)
Total mezzanine & preferred equity	4,000		3,536
Other interest income	626		183
Total interest income	$4,626		$3,719
________________________________________
(a) Includes recognition of interest income related to fee amortization.
(b) Includes recognition of unused commitment fees.
(c) This note receivable was redeemed on May 19, 2023 in connection with the Company’s acquisition of The Interlock.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of March 31, 2024, the Company had five real estate financing investments, which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

The Company updated the risk ratings for each of its notes receivable as of March 31, 2024 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of March 31, 2024 was "Pass" rated. The Company's analysis resulted in an allowance for loan losses of approximately $2.3 million as of March 31, 2024, of which an allowance related to unfunded commitments of approximately $0.6 million as of March 31, 2024 was recorded as Other liabilities on the consolidated balance sheet.

Table of Content

At March 31, 2024, the Company reported $109.3 million of notes receivable, net of allowances of $1.7 million. At December 31, 2023, the Company reported $94.2 million of notes receivable, net of allowances of $1.5 million. Changes in the allowance for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,472	$732	$2,204	$1,292	$338	$1,630
Unrealized credit loss provision (release)	253	(170)	83	203	(140)	63
Ending balance	$1,725	$562	$2,287	$1,495	$198	$1,693

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of March 31, 2024, there were no loans on non-accrual status.

8. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of March 31, 2024 during the next 12 to 24 months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$104	$21,414	$342	$17,515
Revenue recognized that was included in the balance at the beginning of the period	—	(21,414)	—	(17,515)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	22,493	—	17,150
Transferred to receivables	(107)	—	(347)	—
Construction contract costs and estimated earnings not billed during the period	26	—	1,206	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	3	(765)	5	(414)
Ending balance	$26	$21,728	$1,206	$16,736

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $2.1 million and $1.9 million were deferred as of March 31, 2024 and December 31, 2023, respectively. Amortization of pre-contract costs for the three months ended March 31, 2024 and 2023 was $0.2 million and $0.3 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of March 31, 2024 and December 31, 2023, construction receivables included retentions of $31.1 million and $28.7 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of March 31, 2024 during the next 12 to 24 months. As of March 31, 2024 and December 31, 2023, construction payables included

Table of Content
retentions of $40.7 million and $38.2 million, respectively. The Company expects to pay substantially all construction payables outstanding as of March 31, 2024 during the next 12 to 24 months.

The Company’s net position on uncompleted construction contracts comprised the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Costs incurred on uncompleted construction contracts	$707,665	$718,571
Estimated earnings	25,318	26,089
Billings	(754,685)	(765,970)
Net position	$(21,702)	$(21,310)

Construction contract costs and estimated earnings in excess of billings	$26	$104
Billings in excess of construction contract costs and estimated earnings	(21,728)	(21,414)
Net position	$(21,702)	$(21,310)
The above table reflects the net effect of projects closed as of March 31, 2024 and December 31, 2023, as applicable.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning backlog	$472,169	$665,564
New contracts/change orders	(1,404)	70,792
Work performed	(127,359)	(84,516)
Ending backlog	$343,406	$651,840

The Company expects to complete a majority of the uncompleted contracts in place as of March 31, 2024 during the next 12 to 24 months.

9. Indebtedness

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

The revolving credit facility bears interest at the Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on the Company's total leverage. The Company is also obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit

Table of Content
facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody's Investors Service, Inc., the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings.

As of March 31, 2024 and December 31, 2023, the outstanding balance on the revolving credit facility was $289.0 million and $267.0 million, respectively. The outstanding balance on the term loan facility was $300.0 million as of both March 31, 2024 and December 31, 2023. As of March 31, 2024, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate caps and swaps, were 6.93% and 6.88%, respectively. After giving effect to interest rate caps and swaps, the effective interest rates on the revolving credit facility and the term loan facility were 4.10% and 4.05%, respectively, as of March 31, 2024. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

As of each of March 31, 2024 and December 31, 2023, the outstanding balance on the M&T term loan facility was $100.0 million. As of March 31, 2024, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 6.88%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 5.05% as of March 31, 2024. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

As of each of March 31, 2024 and December 31, 2023, the outstanding balance on the TD term loan facility was $95.0 million. As of March 31, 2024, the effective interest rate on the TD term loan facility, before giving effect to interest rate swaps, was 6.98%. After giving effect to interest rate swaps, the effective interest rate on the TD term loan facility was 4.85% as of March 31, 2024. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

Other 2024 Financing Activity

During the three months ended March 31, 2024, the Company borrowed $10.9 million under its existing construction loans to fund ongoing development and construction.

10. Derivative Financial Instruments

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

Table of Content
As of March 31, 2024, the Company held one interest rate cap corridor. The Company purchased a SOFR interest rate cap at 1.00% and sold a SOFR interest rate cap at 3.00%, resulting in a SOFR interest rate cap corridor of 1.00% to 3.00%, effective on September 1, 2022. This corridor is designated as a cash flow hedge. The intended goal of this corridor is to provide a level of protection from the effect of rising interest rates and reduce the all-in-cost of the derivative instrument. The Company paid a premium of $1.4 million to purchase the corridor. As of March 31, 2024, the notional amount was $73.6 million, which is the maximum notional amount. The corridor is scheduled to mature on September 1, 2024.

As of March 31, 2024, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$25,000	(a)	1-month SOFR	0.42%	1.97%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	1-month SOFR	0.33%	1.88%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	(a)	Daily SOFR	0.44%	1.99%	4/1/2020	4/1/2024
Harbor Point Parcel 3 senior construction loan	90,000	(b)	1-month SOFR	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	(c)	1-month SOFR	2.75%	4.42%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	(d)	1-month SOFR	2.75%	5.12%	11/1/2023	11/1/2025
Floating rate pool of loans	300,000	(e)	1-month SOFR	2.75%	4.42%	12/1/2023	12/1/2025
Revolving credit facility and TD unsecured term loan	100,000		Daily SOFR	3.20%	4.84%	5/19/2023	5/19/2026	(f)
Thames Street Wharf	67,536	(a)	Daily SOFR	0.93%	2.33%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000	(a)	1-month SOFR	3.50%	5.05%	12/6/2022	12/6/2027
Liberty Retail & Apartments	21,000	(g)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,000	(g)	1-month SOFR	3.43%	4.98%	12/13/2022	1/21/2028
Total	$1,262,536
________________________________________
(a) Designated as a cash flow hedge.
(b) This interest rate swap agreement reduces the Company's interest rate exposure on the $180.4 million senior construction loan secured by the Company's Harbor Point Parcel 3 equity method investment as described in Note 6. As such, the loan is not reflected on the Company's consolidated balance sheets. The Company also paid $3.6 million to reduce the swap fixed rate.
(c) The Company paid $13.3 million to reduce the swap fixed rate.
(d) This interest rate swap agreement reduces the Company's interest rate exposure on the $109.7 million senior construction loan secured by the Company's Harbor Point Parcel 4 equity method investment as described in Note 6. As such, the loan is not reflected on the Company's consolidated balance sheets. The Company also paid $3.9 million to reduce the swap fixed rate.
(e) The Company paid $10.5 million to reduce the swap fixed rate.
(f) Subject to cancellation by the counterparty beginning on May 1, 2025 and the first day of each month thereafter.
(g) The Company novated the existing 3.43% fixed rate swap with a $100.0 million notional amount and assigned $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024.

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive income to interest expense in the condensed consolidated statements of comprehensive income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates recognizing approximately $4.2 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive income into earnings to offset the variability of the hedged items during this period.

Table of Content
The Company’s derivatives were comprised of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$1,020,000	$27,271	$—	$1,020,000	$20,761	$—
Interest rate caps	—	—	—	—	—	—
Total derivatives not designated as accounting hedges	1,020,000	27,271	—	1,020,000	20,761	—
Derivatives designated as accounting hedges
Interest rate swaps	242,536	7,135	—	667,894	7,141	—
Interest rate caps	73,562	618	—	98,269	960	—
Total derivatives	$1,336,098	$35,024	$—	$1,786,163	$28,862	$—

The unrealized changes in the fair value of the Company’s derivatives during the three months ended March 31, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest rate swaps	$10,049	$(3,502)
Interest rate caps	15	(728)
Total unrealized change in fair value of interest rate derivatives	$10,064	$(4,230)
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$6,510	$(3,804)
Unrealized cash flow hedge gains	3,554	(426)
Total unrealized change in fair value of interest rate derivatives	$10,064	$(4,230)

11. Equity

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

During the three months ended March 31, 2024, the Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $205.0 million remained unsold under the ATM Program as of May 6, 2024.

On January 2, 2024, in connection with the tender by a holder of Class A Units of 9,286 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.1 million.

Noncontrolling Interests

As of March 31, 2024 and December 31, 2023, the Company held a 75.5% and 75.6% economic interest in the Operating Partnership, respectively. As of March 31, 2024, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 75.5% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership

Table of Content
represent units of limited partnership interest in the Operating Partnership not held by the Company. As of March 31, 2024, there were 21,543,776 Class A Units and 165,523 LTIP Units in the Operating Partnership ("LTIP Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly owned operating and development properties. The noncontrolling interest for consolidated real estate entities was $9.6 million and $10.0 million as of March 31, 2024 and December 31, 2023, respectively, which represents the minority partners' interest in certain joint venture entities.

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

During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock or Series A Preferred Stock. As of March 31, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the three months ended March 31, 2024, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	12/14/2023	12/27/2023	01/04/2024	$0.195	$17,233
Common Stock/Class A Units	02/20/2024	03/27/2024	04/04/2024	0.205	18,183
Series A Preferred Stock	12/14/2023	01/02/2024	01/12/2024	0.421875	2,887
Series A Preferred Stock	02/20/2024	04/01/2024	04/15/2024	0.421875	2,887

12. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan, as amended June 14, 2023 (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, performance units, LTIP Units and other equity-based awards up to an aggregate of 3,400,000 shares of common stock. As of March 31, 2024, there were 1,155,595 shares available for issuance under the Equity Plan.

During the three months ended March 31, 2024, the Company granted an aggregate of 415,142 shares of restricted stock, performance units, and LTIP Units to employees and non-employee directors with a weighted average grant date fair value of $10.38 per share, performance unit, and LTIP unit. During the three months ended March 31, 2024, employees surrendered 91,623 shares of restricted stock for income tax withholdings and 4,150 were forfeited in accordance with service conditions of grants (excluding items noted below). Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Executive officers' restricted shares or LTIP Units generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards or LTIP Units may vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Employee performance units generally vest over a period of six years: two-fifths on the last day of a three year performance period, and the remaining three-fifths in equal amounts on the first three anniversaries following the end of the three year performance period, subject to continued service to the Company and certain market conditions. Unvested restricted stock awards, performance units and LTIP Units are entitled to receive distributions from their grant date.

During the three months ended March 31, 2024 and 2023, the Company recognized $2.4 million and $2.1 million, respectively, of stock-based compensation cost. As of March 31, 2024, there were 434,222 non-vested restricted shares, performance units, and LTIP Units outstanding; the total unrecognized compensation expense related to non-vested

Table of Content
restricted shares, performance units, and LTIP Units was $4.6 million, which the Company expects to recognize over the next 69 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(a)	$1,437,733	$1,417,177	$1,407,323	$1,389,296
Notes receivable, net	109,282	109,282	94,172	94,172
Interest rate swap and cap assets	35,024	35,024	28,862	28,862
________________________________________
(a) Excludes $9.4 million and $10.4 million of deferred financing costs as of March 31, 2024 and December 31, 2023, respectively.

14. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue and gross profit from construction contracts with these entities for the three months ended March 31, 2024 and 2023 were nominal. There were no outstanding construction receivables due from related parties as of March 31, 2024 and December 31, 2023.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures. See Note 5 for more information. During the three months ended March 31, 2024 and 2023, the Company recognized gross profit of $0.2 million and $0.3 million, respectively, relating to these construction contracts.
15. Commitments and Contingencies

Legal Proceedings

The Company is from time to time involved in various disputes, lawsuits, warranty claims, environmental, and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood

Table of Content
and amount of any potential loss relating to these matters.

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

Guarantees

In connection with certain of the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of March 31, 2024, the Company had an outstanding guarantee liability of $0.1 million related to the $32.9 million senior loan on the Harbor Point Parcel 4. As of March 31, 2024, no amounts have been funded on this senior loan.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $6.7 million and $6.5 million as of March 31, 2024 and December 31, 2023, respectively.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of March 31, 2024, the Company had six notes receivable with a total of $35.1 million of unfunded commitments. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of March 31, 2024, the Company has recorded a $0.6 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in other liabilities in the consolidated balance sheet. See Note 7 for more information.

16. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Indebtedness

From April 1, 2024 to May 6, 2024, the Company had net borrowings of $15.0 million on the revolving credit facility.

From April 1, 2024 to May 6, 2024, the Company borrowed $6.0 million on its construction loans to fund development activities.

The Company exercised its option to extend the maturity date on the loan secured by Chronicle Mill by one year, which will now mature on May 5, 2025. The Company paid a nominal extension fee. The Company also holds an additional one-year extension option that may extend the maturity date to May 5, 2026, subject to the Company's satisfaction of certain conditions.

Equity

In April 2024, the Company issued and sold 87,392 shares of common stock at a weighted average price of $10.45 per share under the ATM program, receiving net proceeds, after offering costs and commissions, of $0.9 million.

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

Refer to Note 1 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the composition of properties in our operating property portfolio, as well as properties under development or redevelopment.

Real Estate Financing Investments

Solis City Park II

On March 23, 2022, we entered into a $20.6 million preferred equity investment for the development of a multifamily property located in Charlotte, North Carolina. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on April 28, 2026, and it is accounted for as a note receivable. Our investment bears interest at a rate of 13%, compounded annually, with a minimum preferred return of $5.7 million, which represents approximately 24 months of interest. Our investment also earns an equity fee on our commitment of $0.2 million, which is amortized through the date of redemption.

The balance on the Solis City Park II note was $25.1 million as of March 31, 2024, which includes $4.6 million of cumulative accrued interest and a discount of $0.1 million due to unamortized equity fees. During the three months ended March 31, 2024, we recognized $0.7 million of interest income on the note. As of March 31, 2024, this note was fully funded and the development property was approximately 73% leased.

Table of Content
Solis Gainesville II

On October 3, 2022, we entered into a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia (Solis Gainesville II). This project is located nearby our recently completed multifamily development project in Gainesville, The Everly. The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption or maturity on October 3, 2026, and it is accounted for as a note receivable. Our investment bears interest at a rate of 14% effective through the first 24 months of the investment. Beginning on October 3, 2024, the investment will bear interest at a rate of 10% for 12 months. On October 3, 2025, the investment will again bear interest at a rate of 14% through maturity. Additionally, the investment earns an unused commitment fee of 10% on the unfunded portion of the investment's maximum loan commitment, effective January 1, 2023, and an equity fee on our commitment of $0.3 million, which is amortized through the date of redemption. Both the interest and unused commitment fee compound annually. The preferred equity investment is subject to a minimum interest guarantee of $5.9 million over the life of the investment, which represents approximately 24 months of interest.

The balance on the Solis Gainesville II note was $23.1 million as of March 31, 2024, which includes $3.6 million of cumulative accrued interest and unused commitment fees as well as a discount of $0.2 million due to unamortized equity fees. During the three months ended March 31, 2024, we recognized $0.8 million of interest income on the note. As of March 31, 2024, this note was fully funded.

Solis Kennesaw

On May 25, 2023, we entered into a $37.9 million preferred equity investment for the development of a multifamily property located in Marietta, Georgia. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on May 25, 2027, and it is accounted for as a note receivable. Our investment bears interest at a rate of 14.0% for the first 24 months. Beginning on May 25, 2025, the investment will bear interest at a rate of 9.0% for the following twelve months. On May 25, 2026, the investment will again bear interest at a rate of 14.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 11.0% on the unfunded portion of the investment's maximum commitment, which does not compound, and an equity fee on our commitment of $0.6 million which is amortized through the date of redemption. The preferred equity investment is subject to a minimum interest guarantee of $13.1 million over the life of the investment, which represents approximately 27 months of interest.

The balance on the Solis Kennesaw note was $26.5 million as of March 31, 2024, which includes $3.9 million of cumulative accrued interest and unused commitment fees as well as a discount of $0.4 million due to unamortized equity fees. During the three months ended March 31, 2024, we recognized $1.2 million of interest income on the note.

Solis Peachtree Corners

On July 26, 2023, we entered into a $28.4 million preferred equity investment for the development of a multifamily property located in Peachtree Corners, Georgia ("Solis Peachtree Corners"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on October 27, 2027. Our investment bears interest at a rate of 15.0% for the first 27 months. Beginning on November 1, 2025, the investment will bear interest at a rate of 9.0% for 12 months. On November 1, 2026, the investment will again bear interest at a rate of 15.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually, and an equity fee on our commitment of $0.4 million which is amortized through the date of redemption. The preferred equity investment is subject to a minimum interest guarantee of $12.0 million over the life of the investment, which represents approximately 30 months of interest.

The balance on the Solis Peachtree Corners note was $13.8 million as of March 31, 2024, which includes $2.3 million of cumulative accrued interest and unused commitment fees as well as a discount of $0.4 million due to unamortized equity fees. During the three months ended March 31, 2024, we recognized $0.9 million of interest income on the note.

Table of Content
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

The balance on The Allure at Edinburgh note was $10.2 million as of March 31, 2024, which includes $0.9 million of cumulative accrued interest. During the three months ended March 31, 2024, we recognized $0.3 million of interest income on the note. As of March 31, 2024, this note was fully funded.

First Quarter 2024 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2024 and other recent developments:

•Net income attributable to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $14.8 million, or $0.17 per diluted share, compared to $2.4 million, or $0.03 per diluted share, for the three months ended March 31, 2023.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $35.0 million, or $0.40 per diluted share, compared to $20.6 million, or $0.23 per diluted share, for the three months ended March 31, 2023. See "Non-GAAP Financial Measures."

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $29.4 million, or $0.33 per diluted share, compared to $26.5 million, or $0.30 per diluted share, for the three months ended March 31, 2023. See "Non-GAAP Financial Measures."

•As of March 31, 2024, weighted average portfolio occupancy was 94.7%. Retail occupancy was 95.4%, office occupancy was 93.6%, and multifamily occupancy was 95.1%.

•First quarter commercial lease renewal spreads increased 11.5% on a GAAP basis.

•Executed 21 lease renewals and 3 new leases during the first quarter for an aggregate of 115,549 of net rentable square feet.

•Same Store NOI increased 0.4% on a GAAP basis compared to the quarter ended March 31, 2023.

•Third-party construction backlog as of March 31, 2024 was $343.4 million and construction gross profit for the first quarter was $4.1 million.

•Announced the appointment of F. Blair Wimbush to the Company’s Board of Directors.

•During the first quarter of 2024, unrealized gains on non-designated interest rate derivatives that positively affected FFO were $6.5 million. As of March 31, 2024, the value of the Company’s entire interest rate derivative portfolio, net of unrealized gains, was $35.0 million. These gains are excluded from normalized FFO.

Segment Results of Operations

As of March 31, 2024, we operated our business in five segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Our general contracting and real estate services segment is conducted through our taxable REIT subsidiary ("TRS"). Net operating income ("NOI") is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues for our property segments, general contracting and real estate services revenues for our general contracting and real estate services segment, and interest income for our real estate financing segment. Segment expenses include rental expenses and real estate taxes for our property segments, general contracting and real estate services expenses for our general contracting

Table of Content
and real estate services segment, and interest expense for our real estate financing segment. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Since our Annual Report on Form 10-K for the year ended December 31, 2023, we retrospectively reclassified certain components of mixed-use properties between the retail, office, and multifamily real estate segments in order to align the components of those properties with their tenant composition. As a result, NOI for the three months ended March 31, 2023 increased $0.4 million and less than $0.1 million for the retail and office real estate segments, respectively, and decreased $0.4 million for the multifamily real estate segment. These reclassifications had no effect on total property NOI as previously reported. These reclassifications also had no impact on our general contracting and real estate services or real estate financing segments.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Rental revenues	$25,651	$22,959	$2,692
Property expenses	6,626	5,912	714
Segment NOI	$19,025	$17,047	$1,978

Retail segment NOI for the three months ended March 31, 2024 increased 11.6% compared to the three months ended March 31, 2023, primarily due to the acquisition of The Interlock Retail in May 2023.

Retail Same Store Results

Retail same store results for the three months ended March 31, 2024 and 2023 exclude The Interlock Retail and Chronicle Mill Retail, as well as Columbus Village II due to redevelopment.

Retail same store rental revenues, property expenses, and NOI for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Rental revenues	$23,099	$22,678	$421
Property expenses	5,717	5,459	258
Same Store NOI	$17,382	$17,219	$163
Non-Same Store NOI	1,643	(172)	1,815
Segment NOI	$19,025	$17,047	$1,978

Table of Content
Retail same store NOI for the three months ended March 31, 2024 was materially consistent compared to the three months ended March 31, 2023.

Office Segment Data

Office rental revenues, property expenses, and NOI for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Rental revenues	$21,878	$19,657	$2,221
Property expenses	8,338	7,244	1,094
Segment NOI	$13,540	$12,413	$1,127

Office segment NOI for the three months ended March 31, 2024 increased 9.1% compared to the three months ended March 31, 2023, primarily due to the acquisition of The Interlock Office in May 2023, increased occupancy at Wills Wharf, and increased parking income at the Constellation Office, which was partially offset by decreased occupancy at Thames Street.

Office Same Store Results

Office same store results for the three months ended March 31, 2024 and 2023 exclude The Interlock Office and Chronicle Mill Office.

Office same store rental revenues, property expenses, and NOI for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Rental revenues	$19,717	$19,650	$67
Property expenses	7,234	6,966	268
Same Store NOI	$12,483	$12,684	$(201)
Non-Same Store NOI	1,057	(271)	1,328
Segment NOI	$13,540	$12,413	$1,127

Office same store NOI for the three months ended March 31, 2024 was materially consistent with the three months ended March 31, 2023.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Rental revenues	$14,352	$13,602	$750
Property expenses	5,566	5,216	350
Segment NOI	$8,786	$8,386	$400

Multifamily segment NOI for the three months ended March 31, 2024 increased 4.8% compared to the three months ended March 31, 2023 primarily due to higher occupancy and higher rental rates at Chronicle Mill Apartments.

Multifamily Same Store Results

Multifamily same store results for the three months ended March 31, 2024 and 2023 exclude Chronicle Mill Apartments.

Table of Content
Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Rental revenues	$13,144	$12,638	$506
Property expenses	4,998	4,695	303
Same Store NOI	$8,146	$7,943	$203
Non-Same Store NOI	640	443	197
Segment NOI	$8,786	$8,386	$400

Multifamily same store NOI for the three months ended March 31, 2024 was materially consistent compared to the three months ended March 31, 2023.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
General contracting and real estate services revenues	$126,975	$84,238	$42,737
General contracting and real estate services expenses	122,898	81,170	41,728
Segment gross profit	$4,077	$3,068	$1,009
Operating margin (1)	3.2%	3.6%	(0.4)%
________________________________________
(1)50% and 90% of gross profit attributable to our T. Rowe Price Global HQ and Allied | Harbor Point development projects, respectively, is not reflected within general contracting and real estate services revenues due to elimination. The Company is still entitled to receive cash proceeds in relation to the eliminated amounts. Prior to any gross profit eliminations attributable to these projects, operating margin for the three months ended March 31, 2024 and 2023 was 3.5% and 4.0%, respectively.

General contracting and real estate services segment gross profit for the three months ended March 31, 2024 increased $1.0 million compared to the three months ended March 31, 2023, primarily due to an increase in work performed in the execution of our backlog and the recognition of savings from unused contingencies for certain contracts.

The changes in third party construction backlog for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning backlog	$472,169	$665,564
New contracts/change orders	(1,404)	70,792
Work performed	(127,359)	(84,516)
Ending backlog	$343,406	$651,840

As of March 31, 2024, we had $153.4 million in the backlog relating to the Harbor Point Parcel 3 and Harbor Point Parcel 4 developments in Baltimore.

Real Estate Financing Segment Data

Real estate financing interest income, interest expense, and gross profit for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

Table of Content

	Three Months Ended March 31,
	2024	2023	Change
Interest income	$4,000	$3,536	$464
Interest expense	1,332	1,097	235
Segment gross profit	$2,668	$2,439	$229
Operating margin	66.7%	69.0%	(2.3)%

Real estate financing gross profit for the three months ended March 31, 2024 increased 9.4% compared to the three months ended March 31, 2023, primarily due to interest earned on unused commitments.

Consolidated Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2024 and 2023 (unaudited, in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenues
Rental revenues	$61,881	$56,218	$5,663
General contracting and real estate services revenues	126,975	84,238	42,737
Interest income	4,626	3,719	907
Total revenues	193,482	144,175	49,307

Expenses
Rental expenses	14,605	12,960	1,645
Real estate taxes	5,925	5,412	513
General contracting and real estate services expenses	122,898	81,170	41,728
Depreciation and amortization	20,435	18,468	1,967
Amortization of right-of-use assets - finance leases	395	277	118
General and administrative expenses	5,874	5,448	426
Impairment charges	—	102	(102)
Total expenses	170,132	123,837	46,295
Operating income	23,350	20,338	3,012
Interest expense	(17,975)	(12,302)	(5,673)
Change in fair value of derivatives and other	12,888	(2,447)	15,335
Unrealized credit loss provision	(83)	(77)	(6)
Other income (expense), net	79	93	(14)
Income before taxes	18,259	5,605	12,654
Income tax provision	(534)	(188)	(346)
Net income	17,725	5,417	12,308
Net income attributable to noncontrolling interests in investment entities	(34)	(154)	120
Preferred stock dividends	(2,887)	(2,887)	—
Net income attributable to common stockholders and OP Unitholders	$14,804	$2,376	$12,428

Table of Content
Rental revenues for the three months ended March 31, 2024 increased 10.1% compared to the three months ended March 31, 2023 as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Retail	$25,651	$22,959	$2,692
Office	21,878	19,657	2,221
Multifamily	14,352	13,602	750
	$61,881	$56,218	$5,663

 Retail rental revenues for the three months ended March 31, 2024 increased 11.7% compared to the three months ended March 31, 2023, primarily as a result of the acquisition of The Interlock Retail in May 2023.

Office rental revenues for the three months ended March 31, 2024 increased 11.3% compared to the three months ended March 31, 2023, primarily as a result of the acquisition of The Interlock Office in May 2023, increased occupancy at Wills Wharf, and increased parking income at the Constellation Office, which was partially offset by decreased occupancy at Thames Street.

Multifamily rental revenues for the three months ended March 31, 2024 increased 5.5% compared to the three months ended March 31, 2023, primarily as a result of higher occupancy and higher rental rates at Chronicle Mill Apartments.

General contracting and real estate services revenues for the three months ended March 31, 2024 increased $42.7 million compared to the three months ended March 31, 2023 due to an increase in work performed in the execution of our backlog and the recognition of savings from unused contingencies for certain contracts.

Interest income for the three months ended March 31, 2024 increased 24.4% compared to the three months ended March 31, 2023, primarily due to interest earned on unused commitments on real estate financing investments and higher interest bearing cash deposits.

Rental expenses for the three months ended March 31, 2024 increased 12.7% compared to the three months ended March 31, 2023 as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Retail	$4,211	$3,644	$567
Office	6,123	5,159	964
Multifamily	4,271	4,157	114
	$14,605	$12,960	$1,645

Retail rental expenses for the three months ended March 31, 2024 increased 15.6% compared to the three months ended March 31, 2023, primarily due to the acquisition of The Interlock Retail in May 2023.

Office rental expenses for the three months ended March 31, 2024 increased 18.7% compared to the three months ended March 31, 2023, primarily as a result of the acquisition of The Interlock Office in May 2023.

Multifamily rental expenses for the three months ended March 31, 2024 were materially consistent compared to the three months ended March 31, 2023.

Table of Content
Real estate taxes for the three months ended March 31, 2024 increased 9.5% compared to the three months ended March 31, 2023 as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Retail	$2,415	$2,268	$147
Office	2,215	2,085	130
Multifamily	1,295	1,059	236
	$5,925	$5,412	$513

Retail real estate taxes for the three months ended March 31, 2024 were materially consistent compared to the three months ended March 31, 2023.

Office real estate taxes for the three months ended March 31, 2024 were materially consistent compared to the three months ended March 31, 2023.

Multifamily real estate taxes for the three months ended March 31, 2024 increased 22.3% compared to the three months ended March 31, 2023, primarily due to increased tax assessments across the multifamily portfolio.

General contracting and real estate services expenses for the three months ended March 31, 2024 increased $41.7 million compared to the three months ended March 31, 2023 due to an increase in work performed in the execution of our backlog.

Depreciation and amortization for the three months ended March 31, 2024 increased 10.7% compared to the three months ended March 31, 2023, primarily due to the acquisition of The Interlock in May 2023.

Amortization of right-of-use assets - finance leases for the three months ended March 31, 2024 increased 42.6% compared to the three months ended March 31, 2023, primarily due to the ground lease assumed in connection with the acquisition of The Interlock in May 2023.
General and administrative expenses for the three months ended March 31, 2024 increased 7.8% compared to the three months ended March 31, 2023, primarily due to increased compensation costs, including severance.

Impairment charges for the three months ended March 31, 2024 and March 31, 2023 were immaterial.

Interest expense for the three months ended March 31, 2024 increased 46.1% compared to the three months ended March 31, 2023, primarily due to higher levels of indebtedness in connection with the funding of development projects, real estate financing investments, and acquisitions, as well as the expiration of derivatives designated as cash flow hedges.

The change in fair value of derivatives and other for the three months ended March 31, 2024 includes higher interest receipts due to a larger portfolio of derivatives not designated as cash flow hedges and fair value increases for our derivative instruments due to increases in forward SOFR (the Secured Overnight Financing Rate).

Changes in unrealized credit loss (provision) release for the three months ended March 31, 2024 were primarily the result of primarily the result of increases in note receivable balances for the Solis Kennesaw and Solis Peachtree Corners real estate financing investments.

Other income (expense), net for the three months ended March 31, 2024 was materially consistent compared to the three months ended March 31, 2023.

The income tax provision and benefits that we recognized during the three months ended March 31, 2024 and 2023 were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Table of Content
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

As of March 31, 2024, we had unrestricted cash and cash equivalents of $41.9 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $1.9 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of March 31, 2024, we had $66.0 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $32.8 million of available borrowings under our construction loans to fund development activities. During the three months ended March 31, 2024, we increased outstanding borrowings on our revolving credit facility by $22.0 million, which were largely used to fund our Solis Kennesaw and Solis Peachtree Corners real estate financing investments, as well as our Harbor Point Parcel 4 mixed-use development project.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. We continue to implement this transformation in the current fiscal year. As of March 31, 2024, unsecured debt represented 54.8% of our total borrowings compared to 45.2% as of March 31, 2023.

As of March 31, 2024, we had $60.3 million in loans that will mature during the remainder of 2024 for which we plan to repay with borrowings under our outstanding credit facility (as defined below) or to extend the maturity through available extension options.

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

During the three months ended March 31, 2024, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of 204.1 million remained unsold under the ATM Program as of May 6, 2024.

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

Table of Content
During the three months ended March 31, 2024, we did not repurchase any shares of common stock or Series A Preferred Stock. As of March 31, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $344.9 million, as of March 31, 2024.

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

Table of Content
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

Table of Content
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

Table of Content
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

We are currently in compliance with all covenants under the Credit Agreement, the M&T term loan agreement, and the TD term loan agreement.

Table of Content
Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2024 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date (b)	Balance at Maturity
Secured Debt
Chronicle Mill	$34,700	SOFR+	3.00%	8.33%		May 5, 2024	$34,700
Red Mill Central	1,794		4.80%			June 17, 2024	1,765
Premier	23,850	SOFR+	1.55%	6.99%		October 31, 2024	23,648
Red Mill South	4,767		3.57%			May 1, 2025	4,383
Market at Mill Creek	11,185	SOFR+	1.55%	6.99%		July 12, 2025	10,376
The Everly	30,000	SOFR+	1.50%	6.83%		December 20, 2025	30,000
4525 Main Street & Encore Apartments	53,172		2.93%			February 10, 2026	50,726
Southern Post	41,170	SOFR+	2.25%	5.58%		August 25, 2026	41,170
Thames Street Wharf	67,536	SOFR+	1.30%	2.33%	(c)	September 30, 2026	60,839
Constellation Energy Building	175,000	SOFR+	1.50%	6.94%	(c)	November 1, 2026	175,000
Southgate Square	25,115	SOFR+	1.90%	7.33%		December 21, 2026	22,811
Nexton Square	21,428	SOFR+	1.95%	7.28%		June 30, 2027	19,487
Liberty	20,501	SOFR+	1.50%	4.93%		September 27, 2027	19,230
Greenbrier Square	19,474		3.74%			October 10, 2027	18,049
Lexington Square	13,524		4.50%			September 1, 2028	12,044
Red Mill North	3,933		4.73%			December 31, 2028	3,295
Greenside Apartments	30,909		3.17%			December 15, 2029	26,095
Smith's Landing	14,333		4.05%			June 1, 2035	384
The Edison	15,079		5.30%			December 1, 2044	100
The Cosmopolitan	40,144		3.35%			July 1, 2051	187
Total secured debt	$647,614						$554,289
Unsecured debt
TD unsecured term loan	$95,000	SOFR+	1.35%-1.90%	4.85%	(e)	May 19, 2025	$95,000
Senior unsecured revolving credit facility	284,000	SOFR+	1.30%-1.85%	6.93%		January 22, 2027	284,000
Senior unsecured revolving credit facility (fixed)	5,000	SOFR+	1.30%-1.85%	4.80%	(e)	January 22, 2027	5,000
M&T unsecured term loan	100,000	SOFR+	1.25%-1.80%	5.05%	(e)	March 8, 2027	100,000
Senior unsecured term loan	146,000	SOFR+	1.25%-1.80%	6.88%		January 21, 2028	146,000
Senior unsecured term loan (fixed)	154,000	SOFR+	1.25%-1.80%	1.88%-4.98%	(e)	January 21, 2028	154,000
Total unsecured debt	784,000						784,000
Total principal balances	$1,431,614						$1,338,289
Other notes payable(d)	6,124
Unamortized GAAP adjustments	(9,420)
Indebtedness, net	$1,428,318
_______________________________________
(a) SOFR is determined by individual lenders.
(b) Does not reflect the effect of any maturity extension options.
(c) Includes debt subject to interest rate swap locks.
(d) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 39-year remaining lease term.

As of March 31, 2024, we were in compliance with all loan covenants on our outstanding indebtedness.

Table of Content
As of March 31, 2024, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)	Amount Due	Percentage of Total
2024 (excluding the three months ended March 31, 2024)	$67,993	5%
2025	150,495	11%
2026	358,696	25%
2027	450,561	31%
2028	319,322	22%
Thereafter	84,547	6%
Total	$1,431,614	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.

Interest Rate Derivatives

As of March 31, 2024, we held one interest rate cap corridor. We purchased a SOFR interest rate cap at 1.00% and sold a SOFR interest rate cap at 3.00%, resulting in a SOFR interest rate cap corridor of 1.00% to 3.00%, effective on September 1, 2022. This corridor is designated as a cash flow hedge. The intended goal of this corridor is to provide a level of protection from the effect of rising interest rates and reduce the all-in-cost of the derivative instrument. We paid a premium of $1.4 million to purchase the corridor. As of March 31, 2024, the notional amount was $73.6 million, which is the maximum notional amount. The corridor is scheduled to mature on September 1, 2024.

As of March 31, 2024, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Senior unsecured term loan	$25,000	1-month SOFR		0.42%	1.97%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	1-month SOFR		0.33%	1.88%	4/1/2020	4/1/2024
Senior unsecured term loan	25,000	Daily SOFR		0.44%	1.99%	4/1/2020	4/1/2024
Harbor Point Parcel 3 senior construction loan	90,000	1-month SOFR	(a)	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	1-month SOFR	(b)	2.75%	4.42%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	1-month SOFR	(c)	2.75%	5.12%	11/01/2023	11/01/2025
Floating rate pool of loans	300,000	1-month SOFR	(d)	2.75%	4.42%	12/01/2023	12/01/2025
Revolving credit facility and TD unsecured term loan	100,000	Daily SOFR		3.20%	4.84%	05/19/2023	5/19/2026	(e)
Thames Street Wharf	67,536	Daily SOFR		0.93%	2.33%	09/30/2021	9/30/2026
M&T unsecured term loan	100,000	1-month SOFR		3.50%	5.05%	12/06/2022	12/06/2027
Liberty Retail & Apartments	21,000	1-month SOFR	(f)	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,000	1-month SOFR	(f)	3.43%	4.98%	12/13/2022	1/21/2028
Total	$1,262,536
________________________________________
(a) This interest rate swap agreement reduces our interest rate exposure on the $180.4 million senior construction loan secured by our Harbor Point Parcel 3 equity method investment. As such, the loan is not reflected on our consolidated balance sheets. We also paid $3.6 million to reduce the swap fixed rate.
(b) We paid $13.3 million to reduce the swap fixed rate.
(c) This interest rate swap agreement reduces our interest rate exposure on the $109.7 million senior construction loan secured by our Harbor Point Parcel 4 equity method investment. As such, the loan is not reflected on our consolidated balance sheets. We also paid $3.9 million to reduce the swap fixed rate.
(d) We paid $10.5 million to reduce the swap fixed rate.
(e) Subject to cancellation by the counterparty beginning on May 1, 2025 and the first day of each month thereafter.
(f) We novated the existing 3.43% fixed rate swap with a $100.0 million notional amount and assigned $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024.

Table of Content
Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of March 31, 2024, we had an outstanding guarantee liability of $0.1 million related to the $32.9 million senior loan on the Harbor Point Parcel 4. As of March 31, 2024, no amounts have been funded on this senior loan.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we are responsible for providing a completion guarantee to the lender for this project.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of March 31, 2024, our off-balance sheet arrangements consisted of $35.1 million of unfunded commitments of our notes receivable. We have recorded a $0.6 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Operating Activities	$46,486	$13,055	$33,431
Investing Activities	(40,946)	(51,344)	10,398
Financing Activities	8,155	22,860	(14,705)
Net Increase (decrease)	$13,695	$(15,429)	$29,124
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$30,166	$51,865
Cash, Cash Equivalents, and Restricted Cash, End of Period	$43,861	$36,436

During the three months ended March 31, 2024, net cash provided by operating activities increased $33.4 million compared to the three months ended March 31, 2023 primarily due to net changes in operating assets and liabilities and the acquisition of The Interlock in May 2023.

During the three months ended March 31, 2024, net cash used in investing activities decreased $10.4 million compared to the three months ended March 31, 2023 primarily because of less investment in development, including our equity method investments, and receipts on off-market interest rate derivatives, partially offset by higher investments in tenant and building improvements and increased funding in our real estate financing investments.

During the three months ended March 31, 2024, net cash provided by financing activities decreased $14.7 million compared to the three months ended March 31, 2023 primarily due to lower net borrowings on our credit facility.

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

Table of Content
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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three months ended March 31, 2024 and 2023 to net income, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$14,804	$2,376
Depreciation and amortization (1)	20,215	18,245
FFO attributable to common stockholders and OP Unitholders	35,019	20,621
Accelerated amortization of intangible assets and liabilities	—	102
Unrealized credit loss provision	83	77
Amortization of right-of-use assets - finance leases	395	277
(Increase) Decrease in fair value of derivatives not designated as cash flow hedges	(6,510)	3,807
Amortization of interest rate derivatives on designated cash flow hedges	260	1,614
Severance related costs	167	—
Normalized FFO available to common stockholders and OP Unitholders	$29,414	$26,498
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.17	$0.03
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.40	$0.23
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.33	$0.30
Weighted average common shares and units - diluted	88,451	88,398
________________________________________

(1) The adjustment for depreciation and amortization for each of the three months ended March 31, 2024 and 2023 excludes $0.2 million of depreciation attributable to our partners.

Table of Content

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon then-currently available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk since December 31, 2023. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosure set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2024, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We did not repurchase any common stock or Series A Preferred Stock under the Share Repurchase Program for the three months ended March 31, 2024. As of March 31, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Table of Content
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: May 9, 2024	/s/ Louis S. Haddad
Louis S. Haddad
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)