Form 10-Q
period 2024-06-30
Armada Hoffler Properties, Inc.
filed 2024-08-07
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
☐ Yes     ☒  No
As of August 2, 2024, the registrant had 67,872,875 shares of common stock, $0.01 par value per share, outstanding. In addition, as of August 2, 2024, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 21,664,516 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

Table of Content
ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

Table of Content
PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$2,186,764	$2,093,032
Held for development	10,483	11,978
Construction in progress	46,642	102,277
	2,243,889	2,207,287
Accumulated depreciation	(425,166)	(393,169)
Net real estate investments	1,818,723	1,814,118
Cash and cash equivalents	20,306	27,920
Restricted cash	1,391	2,246
Accounts receivable, net	44,170	45,529
Notes receivable, net	124,178	94,172
Construction receivables, including retentions, net	106,010	126,443
Construction contract costs and estimated earnings in excess of billings	542	104
Equity method investments	152,615	142,031
Operating lease right-of-use assets	22,954	23,085
Finance lease right-of-use assets	89,776	90,565
Acquired lease intangible assets	101,418	109,137
Other assets	87,903	87,548
Total Assets	$2,569,986	$2,562,898
LIABILITIES AND EQUITY
Indebtedness, net	$1,419,229	$1,396,965
Accounts payable and accrued liabilities	39,543	31,041
Construction payables, including retentions	125,226	128,290
Billings in excess of construction contract costs and estimated earnings	19,418	21,414
Operating lease liabilities	31,442	31,528
Finance lease liabilities	92,258	91,869
Other liabilities	53,464	56,613
Total Liabilities	1,780,580	1,757,720

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of June 30, 2024 and December 31, 2023	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 67,388,397 and 66,793,294 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	674	668
Additional paid-in capital	587,117	580,687
Distributions in excess of earnings	(200,699)	(184,724)
Accumulated other comprehensive income	4,557	4,906
Total stockholders’ equity	562,734	572,622
Noncontrolling interests in investment entities	9,511	9,986
Noncontrolling interests in Operating Partnership	217,161	222,570
Total Equity	789,406	805,178
Total Liabilities and Equity	$2,569,986	$2,562,898

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenues	$63,265	$59,951	$125,146	$116,169
General contracting and real estate services revenues	116,839	102,574	243,814	186,812
Interest income	4,632	3,414	9,258	7,133
Total revenues	184,736	165,939	378,218	310,114

Expenses
Rental expenses	15,087	13,676	29,692	26,636
Real estate taxes	5,886	5,631	11,811	11,043
General contracting and real estate services expenses	112,500	99,071	235,398	180,241
Depreciation and amortization	20,789	19,878	41,224	38,346
Amortization of right-of-use assets - finance leases	394	347	789	624
General and administrative expenses	4,503	4,052	10,377	9,500
Acquisition, development, and other pursuit costs	5,528	18	5,528	18
Impairment charges	1,494	—	1,494	102
Total expenses	166,181	142,673	336,313	266,510
Gain on real estate dispositions, net	—	511	—	511
Operating income	18,555	23,777	41,905	44,115
Interest expense	(21,227)	(13,629)	(39,202)	(25,931)
Change in fair value of derivatives and other	4,398	5,005	17,286	2,558
Unrealized credit loss release (provision)	228	(100)	145	(177)
Other income, net	79	168	158	261
Income before taxes	2,033	15,221	20,292	20,826
Income tax benefit (provision)	1,246	(336)	712	(524)
Net income	3,279	14,885	21,004	20,302
Net income attributable to noncontrolling interests:
Investment entities	(17)	(269)	(51)	(423)
Operating Partnership	(90)	(2,753)	(3,708)	(3,307)
Net income attributable to Armada Hoffler Properties, Inc.	3,172	11,863	17,245	16,572
Preferred stock dividends	(2,887)	(2,887)	(5,774)	(5,774)
Net income attributable to common stockholders	$285	$8,976	$11,471	$10,798
Net income attributable to common stockholders per share (basic and diluted)	$0.00	$0.13	$0.17	$0.16
Weighted-average common shares outstanding (basic and diluted)	67,106	67,901	66,972	67,844

Comprehensive income:
Net income	$3,279	$14,885	$21,004	$20,302
Unrealized cash flow hedge gains	984	6,806	4,538	6,380
Realized cash flow hedge gains reclassified to net income	(1,398)	(5,055)	(5,040)	(7,977)
Comprehensive income	2,865	16,636	20,502	18,705
Comprehensive (income) loss attributable to noncontrolling interests:
Investment entities	(17)	(245)	(12)	(363)
Operating Partnership	11	(3,169)	(3,595)	(2,951)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$2,859	$13,222	$16,895	$15,391

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2023	$171,085	$668	$580,687	$(184,724)	$4,906	$572,622	$9,986	$222,570	$805,178
Net income	—	—	—	14,073	—	14,073	34	3,618	17,725
Unrealized cash flow hedge gains	—	—	—	—	2,664	2,664	29	861	3,554
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,700)	(2,700)	(68)	(874)	(3,642)
Net proceeds from issuance of common stock	—	—	(10)	—	—	(10)	—	—	(10)
Restricted stock awards, net	—	2	1,394	—	—	1,396	—	—	1,396
Redemption of operating partnership units	—	—	(22)	—	—	(22)	—	(96)	(118)
Distributions to noncontrolling interests	—	—	—	—	—	—	(336)	—	(336)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(13,733)	—	(13,733)	—	(4,450)	(18,183)
Balance, March 31, 2024	$171,085	$670	$582,049	$(187,271)	$4,870	$571,403	$9,645	$221,629	$802,677
Net income	—	—	—	3,172	—	3,172	17	90	3,279
Unrealized cash flow hedge gains	—	—	—	—	743	743	—	241	984
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—	—	(1,056)	(1,056)	—	(342)	(1,398)
Net proceeds from issuance of common stock	—	4	4,259	—	—	4,263	—	—	4,263
Restricted stock awards, net	—	—	809	—	—	809	—	—	809
Distributions to noncontrolling interests	—	—	—	—	—	—	(151)	—	(151)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(13,713)	—	(13,713)	—	(4,457)	(18,170)
Balance, June 30, 2024	$171,085	$674	$587,117	$(200,699)	$4,557	$562,734	$9,511	$217,161	$789,406

Table of Content

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2022	$171,085	$677	$587,884	$(126,875)	$14,679	$647,450	$24,055	$232,509	$904,014
Net income	—	—	—	4,709	—	4,709	154	554	5,417
Unrealized cash flow hedge (losses) gains	—	—	—	—	(328)	(328)	2	(100)	(426)
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,211)	(2,211)	(39)	(672)	(2,922)
Net proceeds from issuance of common stock	—	—	(149)	—	—	(149)	—	—	(149)
Restricted stock awards, net	—	2	977	—	—	979	—	—	979
Acquisitions of noncontrolling interest in real estate entity	—	—	—	—	—	—	(12,834)	—	(12,834)
Distribution to joint venture partner	—	—	—	—	—	—	(506)	—	(506)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.19 per share and unit)	—	—	—	(12,908)	—	(12,908)	—	(3,916)	(16,824)
Balance, March 31, 2023	$171,085	$679	$588,712	$(137,961)	$12,140	$634,655	$10,832	$228,375	$873,862
Net income	—	—	—	11,863	—	11,863	269	2,753	14,885
Unrealized cash flow hedge gains	—	—	—	—	5,093	5,093	151	1,562	6,806
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(3,735)	(3,735)	(174)	(1,146)	(5,055)
Restricted stock awards, net	—	—	337	—	—	337	—	—	337
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	12,194	12,194
Redemption of operating partnership units	—	—	(19)	—	—	(19)	—	(564)	(583)
Distributions to noncontrolling interests	—	—	—	—	—	—	(427)	—	(427)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.195 per share and unit)	—	—	—	(13,248)	—	(13,248)	—	(4,222)	(17,470)
Balance, June 30, 2023	$171,085	$679	$589,030	$(142,233)	$13,498	$632,059	$10,651	$238,952	$881,662
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$21,004	$20,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	31,997	29,262
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	9,227	9,084
Accrued straight-line rental revenue	(3,119)	(3,244)
Amortization of leasing incentives and above or below-market rents	(801)	(1,360)
Amortization of right-of-use assets - finance leases	789	624
Accrued straight-line ground rent expense	18	40
Unrealized credit loss provision (release)	(145)	177
Adjustment for uncollectible lease accounts	1,235	1,168
Noncash stock compensation	2,936	2,137
Noncash acquisition, development, and other pursuit costs	5,528	—
Impairment charges	1,494	102
Noncash interest expense	2,062	4,412
Gain on real estate dispositions, net	—	(511)
Change in fair value of derivatives and other	(4,560)	(490)
Adjustment for receipts on off-market interest rate derivatives	(13,006)	—
Changes in operating assets and liabilities:
Property assets	(1,433)	(792)
Property liabilities	(1,646)	(592)
Construction assets	21,209	(24,282)
Construction liabilities	(565)	10,969
Interest receivable	(8,344)	(6,545)
Net cash provided by operating activities	63,880	40,461
INVESTING ACTIVITIES
Development of real estate investments	(19,606)	(30,959)
Tenant and building improvements	(11,436)	(9,912)
Acquisitions of real estate investments, net of cash received	—	(8,355)
Dispositions of real estate investments, net of selling costs	—	(20)
Notes receivable issuances	(21,872)	(21,238)
Receipts on off-market interest rate derivatives	13,006	—
Leasing costs	(2,690)	(2,348)
Leasing incentives	—	(20)
Contributions to equity method investments	(10,584)	(30,388)
Net cash used for investing activities	(53,182)	(103,240)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance cost	4,253	(149)
Common shares tendered for tax withholding	(980)	(1,110)
Debt issuances, credit facility, and construction loan borrowings	164,095	229,783
Debt and credit facility repayments, including principal amortization	(143,739)	(138,953)
Debt issuance costs	(1,001)	(1,661)
Redemption of operating partnership units	(118)	(583)
Distributions to noncontrolling interests	(487)	(933)
Dividends and distributions	(41,190)	(39,383)
Net cash (used for) provided by financing activities	(19,167)	47,011
Net decrease in cash, cash equivalents, and restricted cash	(8,469)	(15,768)
Cash, cash equivalents, and restricted cash, beginning of period	30,166	51,865
Cash, cash equivalents, and restricted cash, end of period (1)	$21,697	$36,097
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$937	$685
Increase (decrease) in accrued capital improvements and development costs	5,569	(2,126)
Issuance of operating partnership units for acquisitions	—	12,194
Debt assumed at fair value in conjunction with real estate purchases	—	105,584
Note receivable redeemed in conjunction with real estate purchase	—	90,232
Acquisitions of noncontrolling interests	—	12,834
Other liability satisfied in connection with a real estate disposal	—	750
Recognition of finance lease right-of-use assets	—	47,742
Recognition of finance lease liabilities	—	46,616

(1) The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$20,306	$34,054
Restricted cash (a)	1,391	2,043
Cash, cash equivalents, and restricted cash	$21,697	$36,097
(a) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1. Business of Organization

Armada Hoffler Properties, Inc. (the "Company") is a vertically integrated, self-managed real estate investment trust ("REIT") with over four decades of experience managing, building, acquiring, and developing high-quality retail, office, and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. In addition to the ownership of the Company's operating property portfolio, the Company develops and builds properties for its own account and through joint ventures between the Company and unaffiliated partners and also invests in development projects through real estate financing arrangements. The Company also provides general construction and development services to third-party clients. The Company's construction and development experience includes mid- and high-rise office buildings, retail strip malls, retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution, and manufacturing facilities, educational, medical, and special purpose facilities, government projects, parking garages, and mixed-use town centers.

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of June 30, 2024, owned 75.6% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are conducted primarily through the Operating Partnership and the wholly owned subsidiaries thereof.

As of June 30, 2024, the Company's stabilized operating portfolio consisted of the following properties:

Property	Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
4525 Main Street Retail* (1)	Virginia Beach, Virginia	100%
4621 Columbus Retail* (2)	Virginia Beach, Virginia	100%
Columbus Village*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
The Cosmopolitan Retail* (3)	Virginia Beach, Virginia	100%
Two Columbus Retail* (1)	Virginia Beach, Virginia	100%
West Retail* (1)	Virginia Beach, Virginia	100%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail*	Newport News, Virginia	65%	(4)
Delray Beach Plaza*	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%
Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
Market at Mill Creek	Mount Pleasant, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%

Table of Content

Parkway Centre	Moultrie, Georgia	100%
Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Retail* (1)	Baltimore, Maryland	90%
Point Street Retail* (3)	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Retail* (3)	Belmont, North Carolina	85%	(4)
Nexton Square*	Summerville, South Carolina	100%
North Hampton Market	Taylors, South Carolina	100%
One City Center Retail* (1)	Durham, North Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza Retail*	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Liberty Retail* (3)	Newport News, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%
The Edison Retail* (3)	Richmond, Virginia	100%

Office
Town Center of Virginia Beach
249 Central Park Office* (5)	Virginia Beach, Virginia	100%
4525 Main Street*	Virginia Beach, Virginia	100%
4605 Columbus Office* (5)	Virginia Beach, Virginia	100%
Armada Hoffler Tower*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus Office*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Office* (3)	Belmont, North Carolina	85%	(4)
One City Center Office*	Durham, North Carolina	100%
Providence Plaza Office* (5)	Charlotte, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic

Table of Content

Brooks Crossing Office* (5)	Newport News, Virginia	100%

Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, Virginia	100%
Premier Apartments*	Virginia Beach, Virginia	100%
The Cosmopolitan*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, Maryland	90%
1405 Point*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill*	Belmont, North Carolina	85%	(4)
Greenside Apartments	Charlotte, North Carolina	100%
The Everly*	Gainesville, Georgia	100%
Mid-Atlantic
The Edison*	Richmond, Virginia	100%
Liberty Apartments*	Newport News, Virginia	100%
Smith's Landing	Blacksburg, Virginia	100%
________________________________________
*Mixed-use asset.
(1) Formerly reported in the office real estate segment. Refer to Note 3 for further information.
(2) Formerly known as Apex Entertainment.
(3) Formerly reported in the multifamily real estate segment. Refer to Note 3 for further information.
(4) We are entitled to a preferred return on our investment in this property.
(5) Formerly reported in the retail real estate segment. Refer to Note 3 for further information.

As of June 30, 2024, the following properties were under development or redevelopment:

Development, Not Stabilized	Segment	Location	AHH Ownership
Southern Post Retail*	Retail	Roswell, Georgia	100%
Southern Post Office*	Office	Roswell, Georgia	100%
Chandler Residences*	Multifamily	Roswell, Georgia	100%

Redevelopment	Segment	Location	AHH Ownership
Columbus Village II*	Retail	Virginia Beach, Virginia	100%
________________________________________
*Mixed-use asset.

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

Table of Content

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

Table of Content
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

Since the Company's Annual Report on Form 10-K for the year ended December 31, 2023, the Company retrospectively reclassified certain components of mixed-use properties between the retail, office, and multifamily real estate segments in order to align the components of those properties with their tenant composition. As a result, NOI for the three months ended June 30, 2023 increased $0.5 million and less than $0.1 million for the retail and office real estate segments, respectively, and decreased $0.5 million for the multifamily real estate segment. NOI for the six months ended June 30, 2023 increased $0.8 million and less than $0.1 million for the retail and office real estate segments, respectively, and decreased $0.9 million for the multifamily real estate segment. These reclassifications had no effect on total property NOI as previously reported. These reclassifications also had no impact on our general contracting and real estate services or real estate financing segments.

The following table presents NOI for the Company's five reportable segments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retail real estate
Rental revenues	$26,094	$25,288	$51,745	$48,247
Rental expenses	4,394	4,073	8,605	7,717
Real estate taxes	2,420	2,340	4,835	4,608
Segment net operating income	19,280	18,875	38,305	35,922
Office real estate
Rental revenues	22,870	20,629	44,748	40,286
Rental expenses	5,956	5,332	12,079	10,491
Real estate taxes	2,135	2,157	4,350	4,242
Segment net operating income	14,779	13,140	28,319	25,553
Multifamily real estate
Rental revenues	14,301	14,034	28,653	27,636
Rental expenses	4,737	4,271	9,008	8,428
Real estate taxes	1,331	1,134	2,626	2,193
Segment net operating income	8,233	8,629	17,019	17,015
General contracting and real estate services
General contracting and real estate services revenues	116,839	102,574	243,814	186,812
General contracting and real estate services expenses	112,500	99,071	235,398	180,241
Segment gross profit	4,339	3,503	8,416	6,571
Real estate financing
Interest income	3,966	3,225	7,966	6,761
Interest expense(a)	1,767	809	3,099	1,906
Segment gross profit	2,199	2,416	4,867	4,855
Net operating income	$48,830	$46,563	$96,926	$89,916
________________________________________
(a) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio and the effective interest rates on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 9.

Table of Content
The following table reconciles NOI to net income, the most directly comparable GAAP measure, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net operating income	$48,830	$46,563	$96,926	$89,916
Interest income(a)	666	189	1,292	372
Depreciation and amortization	(20,789)	(19,878)	(41,224)	(38,346)
Amortization of right-of-use assets - finance leases	(394)	(347)	(789)	(624)
General and administrative expenses	(4,503)	(4,052)	(10,377)	(9,500)
Acquisition, development, and other pursuit costs	(5,528)	(18)	(5,528)	(18)
Impairment charges	(1,494)	—	(1,494)	(102)
Gain on real estate dispositions, net	—	511	—	511
Interest expense(b)	(19,460)	(12,820)	(36,103)	(24,025)
Change in fair value of derivatives and other	4,398	5,005	17,286	2,558
Unrealized credit loss release (provision)	228	(100)	145	(177)
Other income, net	79	168	158	261
Income tax benefit (provision)	1,246	(336)	712	(524)
Net income	$3,279	$14,885	$21,004	$20,302
________________________________________
(a) Excludes real estate financing segment interest income of $4.0 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, and $8.0 million and $6.8 million for the six months ended June 30, 2024 and 2023, respectively.
(b) Excludes real estate financing segment interest expense of $1.8 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $3.1 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively.

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended June 30, 2024 and 2023 exclude revenues related to intercompany construction contracts of $4.3 million and $12.9 million, respectively, which are eliminated in consolidation. General contracting and real estate services revenues for the six months ended June 30, 2024 and 2023 exclude revenues related to intercompany construction contracts of $12.7 million and $26.6 million, respectively, which are eliminated in consolidation.

General contracting and real estate services expenses for the three months ended June 30, 2024 and 2023 exclude expenses related to intercompany construction contracts of $4.2 million and $12.8 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the six months ended June 30, 2024 and 2023 exclude expenses related to intercompany construction contracts of $12.5 million and $26.3 million, respectively, which are eliminated in consolidation.

Depreciation and amortization expense for the three months ended June 30, 2024 was $8.8 million, $8.3 million, and $3.6 million for the retail, office, and multifamily real estate segments, respectively. Depreciation and amortization expense for the six months ended June 30, 2024 was $17.3 million, $16.3 million, and $7.3 million for the retail, office, and multifamily real estate segments, respectively.

Depreciation and amortization expense for the three months ended June 30, 2023 was $7.6 million, $7.8 million, and $4.3 million for the retail, office, and multifamily real estate segments, respectively. Depreciation and amortization expense for the six months ended June 30, 2023 was $14.5 million, $15.1 million, and $8.5 million for the retail, office, and multifamily real estate segments, respectively.

General and administrative expenses represent costs not directly associated with the operation and management of the Company’s real estate properties, general contracting and real estate services, and real estate financing businesses. These costs include corporate office personnel compensation and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

Table of Content
Interest expense on secured property debt for the three months ended June 30, 2024 was $2.9 million, $3.6 million, and $3.8 million for the retail, office, and multifamily real estate segments, respectively. Interest expense on secured property debt for the six months ended June 30, 2024 was $5.7 million, $6.8 million, and $7.4 million for the retail, office, and multifamily real estate segments, respectively.

Interest expense on secured property debt for the three months ended June 30, 2023 was $2.3 million, $2.2 million, and $2.6 million for the retail, office, and multifamily real estate segments, respectively. Interest expense on secured property debt for the six months ended June 30, 2023 was $4.6 million, $4.4 million, and $5.2 million for the retail, office, and multifamily real estate segments, respectively.

As of June 30, 2024, the net carrying amount of consolidated real estate investments was $693.0 million, $638.9 million, and $445.6 million for the retail, office, and multifamily real estate segments, respectively, which excludes $41.4 million attributable to our mixed-use development projects. Assets attributable to the general contracting and real estate services segment are presented in Note 8 of these financial statements. Assets attributable to the real estate financing segment are presented in Note 7 of these financial statements.

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

Rental revenue for the three and six months ended June 30, 2024 and 2023 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Base rent and tenant charges	$60,995	$57,093	$121,178	$111,564
Accrued straight-line rental adjustment	1,866	1,788	3,166	3,243
Lease incentive amortization	(119)	(150)	(238)	(315)
(Above) below market lease amortization, net	523	1,220	1,040	1,677
Total rental revenue	$63,265	$59,951	$125,146	$116,169

Table of Content
5. Real Estate Investments

The Company did not acquire or dispose of any properties during the six months ended June 30, 2024.

Other Real Estate Transactions

During the six months ended June 30, 2024, the Company recognized impairment of real estate of $1.5 million and wrote off development costs of $5.5 million related to undeveloped land under predevelopment, which reflects the excess of the book value of the property's assets over the estimated fair value of the property. The Company also recognized an income tax benefit of $1.6 million as a result of the recognized impairment and the development costs. On June 25, 2024, the Company entered into a non-binding letter of intent to sell the property to an unrelated third party for $4.8 million, which was used as an approximation of fair value as a level 3 input in the fair value hierarchy. The Company anticipates completing the transaction in 2025, subject to customary closing conditions. The land parcel did not meet the criteria to be classified as held-for-sale as of June 30, 2024.

6. Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the six months ended June 30, 2024, the Company invested $1.4 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $47.0 million relating to this project. As of June 30, 2024 and December 31, 2023, the carrying value of the Company's investment in Harbor Point Parcel 3 was $42.2 million and $40.7 million, respectively, which excludes $2.5 million and $2.2 million, respectively, of intra-entity profits eliminated in consolidation. For the six months ended June 30, 2024 and 2023, Harbor Point Parcel 3 had no operating activity; therefore, the Company received no allocated income.

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

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project ("Allied | Harbor Point"), which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and will serve as the project's general contractor. During the six months ended June 30, 2024, the Company invested $9.1 million in Harbor Point Parcel 4. The Company has an estimated equity commitment of up to $113.3 million relating to this project. As of June 30, 2024 and December 31, 2023, the carrying value of the Company's investment in Harbor Point Parcel 4 was $110.4 million and $101.3 million, respectively, which excludes $1.2 million and $0.8 million, respectively, of intra-entity profits eliminated in consolidation. For the six months ended June 30, 2024, Harbor Point Parcel 4 had no operating activity; therefore, the Company received no allocated income.

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

Table of Content
7. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of June 30, 2024 and December 31, 2023 ($ in thousands):

	Outstanding loan amount							Interest compounding
	June 30, 2024			December 31, 2023
Real Estate Financing Project	Principal	Accrued interest and fees	Total loan amount(a)	Total loan amount(a)	Maximum principal commitment	Interest rate
Solis City Park II	$20,594	$5,075	$25,669	$24,313	$20,594	13.0%		Annually
Solis Gainesville II	19,595	4,247	23,842	22,268	19,595	14.0%	(b)	Annually
Solis Kennesaw	30,050	4,793	34,843	15,922	37,870	14.0%	(b)	Annually
Solis Peachtree Corners	15,546	2,849	18,395	11,092	28,440	15.0%	(b)	Annually
The Allure at Edinburgh	9,228	1,291	10,519	9,830	9,228	15.0%	(c)	None
Total mezzanine & preferred equity	$95,013	$18,255	113,268	83,425	$115,727
Other notes receivable			12,592	12,219
Allowance for credit losses(d)			(1,682)	(1,472)
Total notes receivable			$124,178	$94,172
________________________________________
(a) Outstanding loan amounts include any accrued and unpaid interest, and accrued fees, as applicable.
(b) The interest rate varies over the life of the loans and the Company also earns an unused commitment fee on amounts not drawn on the loans.
(c) The interest rate varies over the life of the loan.
(d) The amounts as of June 30, 2024 and December 31, 2023 exclude $0.4 million and $0.7 million, respectively, of Current Expected Credit Losses (“CECL”) allowance that relates to the unfunded commitments, which were recorded as a liability under other liabilities in the consolidated balance sheets.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and six months ended June 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Real Estate Financing Project	2024		2023		2024		2023
Solis City Park II	$608	(a)	$732	(a)	$1,355	(a)	$1,402	(a)
Solis Gainesville II	786	(a)(b)	654	(a)(b)	1,572	(a)(b)	1,247	(a)(b)
Solis Kennesaw	1,315	(a)(b)	465	(a)	2,551	(a)(b)	465	(a)
Solis Peachtree Corners	913	(a)(b)	—		1,800	(a)(b)	—
The Allure at Edinburgh	344		—		688		—
The Interlock(c)	—	(a)	1,374	(a)	—	(a)	3,647	(a)
Total mezzanine & preferred equity	3,966		3,225		7,966		6,761
Other interest income	666		189		1,292		372
Total interest income	$4,632		$3,414		$9,258		$7,133
________________________________________
(a) Includes recognition of interest income related to fee amortization.
(b) Includes recognition of unused commitment fees.
(c) This note receivable was redeemed on May 19, 2023 in connection with the Company’s acquisition of The Interlock.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of June 30, 2024, the Company had five real estate financing investments, which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these

Table of Content
loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

The Company updated the risk ratings for each of its notes receivable as of June 30, 2024 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of June 30, 2024 was "Pass" rated. The Company's analysis resulted in an allowance for loan losses of approximately $2.1 million as of June 30, 2024, of which an allowance related to unfunded commitments of approximately $0.4 million as of June 30, 2024 was recorded as Other liabilities on the consolidated balance sheet.

At June 30, 2024, the Company reported $124.2 million of notes receivable, net of allowances of $1.7 million. At December 31, 2023, the Company reported $94.2 million of notes receivable, net of allowances of $1.5 million. Changes in the allowance for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,472	$732	$2,204	$1,292	$338	$1,630
Unrealized credit loss provision (release)	210	(355)	(145)	412	231	643
Release due to redemption	—	—	—	(465)	—	(465)
Ending balance	$1,682	$377	$2,059	$1,239	$569	$1,808

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of June 30, 2024, no loans were placed on non-accrual status.

8. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of June 30, 2024 during the next 12 to 24 months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

Table of Content
The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$104	$21,414	$342	$17,515
Revenue recognized that was included in the balance at the beginning of the period	—	(21,414)	—	(17,515)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	21,454	—	19,282
Transferred to receivables	(106)	—	(343)	—
Construction contract costs and estimated earnings not billed during the period	542	—	406	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	2	(2,036)	1	(971)
Ending balance	$542	$19,418	$406	$18,311

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.5 million and $1.9 million were deferred as of June 30, 2024 and December 31, 2023, respectively. Amortization of pre-contract costs for the six months ended June 30, 2024 and 2023 was $0.2 million and $0.3 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of June 30, 2024 and December 31, 2023, construction receivables included retentions of $32.7 million and $28.7 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of June 30, 2024 during the next 12 to 24 months. As of June 30, 2024 and December 31, 2023, construction payables included retentions of $42.5 million and $38.2 million, respectively. The Company expects to pay substantially all construction payables outstanding as of June 30, 2024 during the next 12 to 24 months.

The Company’s net position on uncompleted construction contracts comprised the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Costs incurred on uncompleted construction contracts	$820,166	$718,571
Estimated earnings	29,958	26,089
Billings	(869,000)	(765,970)
Net position	$(18,876)	$(21,310)

Construction contract costs and estimated earnings in excess of billings	$542	$104
Billings in excess of construction contract costs and estimated earnings	(19,418)	(21,414)
Net position	$(18,876)	$(21,310)
The above table reflects the net effect of projects closed as of June 30, 2024 and December 31, 2023, as applicable.

Table of Content
The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning backlog	$343,406	$651,840	$472,169	$665,564
New contracts/change orders	76,585	43,975	75,181	114,767
Work performed	(117,141)	(103,029)	(244,500)	(187,545)
Ending backlog	$302,850	$592,786	$302,850	$592,786

The Company expects to complete a majority of the uncompleted contracts in place as of June 30, 2024 during the next 12 to 24 months.

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

On June 14, 2024, the term loan facility commitment increased by $50 million to $350.0 million as a result of an existing lender increasing its outstanding commitment.

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

As of June 30, 2024 and December 31, 2023, the outstanding balance on the revolving credit facility was $187.0 million and $267.0 million, respectively. The outstanding balance on the term loan facility was $350.0 million as of June 30, 2024 and $300.0 million as of December 31, 2023. As of June 30, 2024, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate caps and swaps, were 6.94% and 6.89%, respectively. After giving effect to interest rate caps and swaps, the effective interest rates on the revolving credit facility and the term loan facility were 4.80% and 4.98%, respectively, as of June 30, 2024. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

Table of Content
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

On June 21, 2024, the M&T term loan facility commitment increased by $35 million to $135.0 million as a result of adding a new lender to the facility.

As of June 30, 2024 and December 31, 2023, the outstanding balance on the M&T term loan facility was $135.0 million and $100.0 million, respectively. As of June 30, 2024, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 6.89%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 5.05% as of June 30, 2024. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

Table of Content
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

As of each of June 30, 2024 and December 31, 2023, the outstanding balance on the TD term loan facility was $95.0 million. As of June 30, 2024, the effective interest rate on the TD term loan facility, before giving effect to interest rate swaps, was 6.99%. After giving effect to interest rate swaps, the effective interest rate on the TD term loan facility was 4.85% as of June 30, 2024. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

The Company is currently in compliance with all covenants under the Credit Agreement, the M&T term loan agreement, and the TD term loan agreement, all of which are substantially similar.

Other 2024 Financing Activity

The Company exercised its option to extend the maturity date on the loan secured by Chronicle Mill by one year, which will now mature on May 5, 2025. The Company paid a nominal extension fee. The Company also holds an additional one-year extension option pursuant to which it may extend the maturity date to May 5, 2026, subject to the Company's satisfaction of certain conditions.

On June 10, 2024, the Company paid off the $1.76 million balance of the loan secured by the Red Mill Central shopping center and added the property to the unencumbered borrowing base.

During the six months ended June 30, 2024, the Company borrowed $23.0 million under its existing construction loans to fund ongoing development and construction.

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

As of June 30, 2024, the Company held one interest rate cap corridor. The Company purchased a SOFR interest rate cap at 1.00% and sold a SOFR interest rate cap at 3.00%, resulting in a SOFR interest rate cap corridor of 1.00% to 3.00%, effective on September 1, 2022. This corridor is designated as a cash flow hedge. The intended goal of this corridor is to provide a level of protection from the effect of rising interest rates and reduce the all-in-cost of the derivative instrument. The Company paid a premium of $1.4 million to purchase the corridor. As of June 30, 2024, the notional amount was $73.6 million, which is the maximum notional amount. The corridor is scheduled to mature on September 1, 2024.

Table of Content

As of June 30, 2024, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Market at Mill Creek loan	$11,053	(a)	1-month SOFR	3.43%	5.09%	12/13/2022	8/1/2025
Harbor Point Parcel 3 senior construction loan	90,000	(b)	1-month SOFR	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	(c)	1-month SOFR	2.75%	4.38%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	(d)	1-month SOFR	2.75%	5.12%	11/1/2023	11/1/2025
Floating rate pool of loans	300,000	(e)	1-month SOFR	2.75%	4.38%	12/1/2023	12/1/2025
Revolving credit facility and TD unsecured term loan	100,000	(f)	Daily SOFR	3.20%	4.84%	5/19/2023	5/19/2026
Thames Street Wharf loan	67,178	(g)	Daily SOFR	0.93%	2.33%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000	(g)	1-month SOFR	3.50%	5.05%	12/6/2022	12/6/2027
Liberty Retail & Apartments loan	21,000	(a)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	67,947	(a)	1-month SOFR	3.43%	4.98%	12/13/2022	1/21/2028
Total	$1,187,178
________________________________________
(a) The Company novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024 and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the novated swap related to the Market at Mill Creek loan expires, the $67.9 million swap on the senior unsecured loan will increase back to $79.0 million.
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
(g) Designated as a cash flow hedge.

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive income to interest expense in the condensed consolidated statements of comprehensive income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates recognizing approximately $4.0 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive income into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$1,020,000	$25,321	$—	$1,020,000	$20,761	$—
Interest rate caps	—	—	—	—	—	—
Total derivatives not designated as accounting hedges	1,020,000	25,321	—	1,020,000	20,761	—
Derivatives designated as accounting hedges
Interest rate swaps	167,178	6,964	—	667,894	7,141	—
Interest rate caps	73,562	255	—	98,269	960	—
Total derivatives	$1,260,740	$32,540	$—	$1,786,163	$28,862	$—

Table of Content

The unrealized changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$(975)	$10,738	$9,074	$7,236
Interest rate caps	8	362	24	(366)
Total unrealized change in fair value of interest rate derivatives	$(967)	$11,100	$9,098	$6,870
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$(1,951)	$4,294	$4,560	$490
Unrealized cash flow hedge gains	984	6,806	4,538	6,380
Total unrealized change in fair value of interest rate derivatives	$(967)	$11,100	$9,098	$6,870

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

During the six months ended June 30, 2024, the Company issued and sold 402,429 shares of common stock at a weighted average price of $10.97 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $4.3 million. During the six months ended June 30, 2024, the Company did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $196.0 million remained unsold under the ATM Program as of August 2, 2024.

On January 2, 2024, in connection with the tender by a holder of 9,286 units of limited partnership interest in the Operating Partnership ("Class A Units") for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.1 million.

Noncontrolling Interests

As of each of June 30, 2024 and December 31, 2023, the Company held a 75.6% economic interest in the Operating Partnership. As of June 30, 2024, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 75.6% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of June 30, 2024, there were 21,543,776 Class A Units and 165,523 LTIP Units in the Operating Partnership ("LTIP Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly owned operating and development properties. The noncontrolling interest for consolidated real estate entities was $9.5 million and $10.0 million as of June 30, 2024 and December 31, 2023, respectively, which represents the minority partners' interest in certain joint venture entities.

Table of Content
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

During the six months ended June 30, 2024, the Company did not repurchase any shares of common stock or Series A Preferred Stock. As of June 30, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the six months ended June 30, 2024, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	12/14/2023	12/27/2023	01/04/2024	$0.195	$17,233
Common Stock/Class A Units	02/20/2024	03/27/2024	04/04/2024	0.205	18,183
Common Stock/Class A Units	06/13/2024	06/26/2024	07/05/2024	0.205	18,272
Series A Preferred Stock	12/14/2023	01/02/2024	01/12/2024	0.421875	2,887
Series A Preferred Stock	02/20/2024	04/01/2024	04/15/2024	0.421875	2,887
Series A Preferred Stock	06/13/2024	07/01/2024	07/15/2024	0.421875	2,887

12. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan, as amended June 14, 2023 (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, LTIP Units, performance units, and other equity-based awards up to an aggregate of 3,400,000 shares of common stock. As of June 30, 2024, there were 1,162,645 shares available for issuance under the Equity Plan.

During the six months ended June 30, 2024, the Company granted an aggregate of 278,465 shares of restricted stock, 125,829 LTIP Units, and 50,000 performance units to employees and non-employee directors with a weighted average grant date fair value of $10.70 per share of restricted stock, $9.64 per LTIP Unit, and $9.23 per performance unit, respectively. During the six months ended June 30, 2024, employees surrendered 91,623 shares of stock for income tax withholdings. During the six months ended June 30, 2024, 8,832 shares of restricted stock and 9,375 performance units were forfeited in accordance with service conditions of grants. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Executive officers' restricted shares or LTIP Units generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards or LTIP Units may vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Employee performance units generally vest over a period of six years: two-fifths on the last day of a three year performance period, and the remaining three-fifths in equal amounts on the first three anniversaries following the end of the three year performance period, subject to continued service to the Company and certain market conditions. Unvested restricted stock awards, LTIP Units, and performance units are entitled to receive distributions from their grant date.

During the three months ended June 30, 2024 and 2023, the Company recognized $0.8 million and $0.3 million, respectively, of stock-based compensation cost. During the six months ended June 30, 2024 and 2023, the Company recognized $3.2 million and $2.4 million, respectively, of stock-based compensation cost. As of June 30, 2024, there were 309,704 unvested shares of restricted stock, 75,498 unvested LTIP Units, and 151,250 unvested performance units outstanding; the total unrecognized compensation expense related to unvested shares of restricted stock, unvested LTIP Units, and unvested performance units was $3.8 million, which the Company expects to recognize over the next 66 months.

Table of Content
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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(a)	$1,428,595	$1,410,767	$1,407,323	$1,389,296
Notes receivable, net	124,178	124,178	94,172	94,172
Interest rate swap and cap assets	32,540	32,540	28,862	28,862
________________________________________
(a) Excludes $9.4 million and $10.4 million of deferred financing costs as of June 30, 2024 and December 31, 2023, respectively.

14. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue and gross profit from construction contracts with these entities for the six months ended June 30, 2024 and 2023 were nominal. There were no outstanding construction receivables due from related parties as of June 30, 2024 and December 31, 2023.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures. See Note 6 for more information. During the three and six months ended June 30, 2024, the Company recognized gross profit of $0.2 million and $0.3 million, respectively, relating to these construction contracts. During the three and six months ended June 30, 2023, the Company recognized gross profit of $0.4 million and $0.7 million, respectively, relating to these construction contracts.
15. Commitments and Contingencies

Legal Proceedings

The Company is from time to time involved in various disputes, lawsuits, warranty claims, environmental, and other matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

Table of Content

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

Guarantees

In connection with certain of the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of June 30, 2024, the Company had an outstanding guarantee liability of $0.1 million related to the $32.9 million guarantee of the senior loan secured by Harbor Point Parcel 4.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $8.3 million and $6.5 million as of June 30, 2024 and December 31, 2023, respectively.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of June 30, 2024, the Company had five notes receivable with a total of $23.9 million of unfunded commitments. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of June 30, 2024, the Company has recorded a $0.4 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in other liabilities in the consolidated balance sheet. See Note 7 for more information.

16. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for disclosure.

Notes Receivable

On July 10, 2024, the Company entered into a $27.0 million preferred equity investment for the development of a multifamily property located in Huntersville, North Carolina ("Solis North Creek"). The preferred equity investment has economic terms consistent with a note receivable, including a mandatory redemption feature. The Company's investment bears interest at a rate of 12.0% for the first 24 months. Beginning on July 10, 2026, the investment will bear interest at a rate of 9.0% for 12 months. On July 10, 2027, the investment will again bear interest at 12.0% through maturity. The interest compounds annually. The Company also earns an unused commitment fee of 4.5% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually. The preferred equity investment is subject to a minimum interest guarantee of $8.9 million over the life of the investment.

On July 1, 2024, the Company signed an amendment to the operating agreement for the entity in which the Company owns its real estate financing investment with respect to Solis Gainesville II to reduce the preference rate on the investment from 14.0% to 6.0% starting on January 1, 2025. The Company also received a call option to purchase a controlling interest in the entity that owns Gainesville II at fair market value during the period from January 1, 2025 to December 31, 2025, which option also gives the Company a right of first refusal to buy the property during the same period.

Table of Content
On July 10, 2024, the Company's preferred equity investment in Solis City Park II was redeemed in full for total consideration of $25.8 million, including $5.2 million of interest. Interest for the month of June 2024 was waived as part of the note redemption.

Indebtedness

In July 2024, the Company had net borrowings of $27.0 million on the revolving credit facility.

Equity

In July 2024, the Company issued and sold 413,250 shares of common stock at a weighted average price of $11.11 per share under the ATM program, receiving net proceeds, after offering costs and commissions, of $4.5 million.

On July 1, 2024, in connection with the tender by holders of Class A Units of 79,650 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

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

Business Description

We are a vertically-integrated, self-managed REIT with over four decades of experience managing, building, acquiring, and developing high-quality retail, office, and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States. In addition to the ownership of our operating property portfolio, we develop and build properties for our own account and through joint ventures between us and unaffiliated partners and also invest in development projects through real estate financing arrangements. We also provide general construction and development services to third-party clients. Our construction and development experience includes mid- and high-rise office buildings, retail strip malls, retail power centers, multifamily apartment communities, hotels and conference centers, single- and multi-tenant industrial, distribution, and manufacturing facilities, educational, medical and special purpose facilities, government projects, parking garages, and mixed-use town centers.

Refer to Note 1 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the composition of properties in our operating property portfolio, as well as properties under development or redevelopment.

Real Estate Financing Investments

Solis City Park II

On March 23, 2022, we entered into a $20.6 million preferred equity investment for the development of a multifamily property located in Charlotte, North Carolina. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on April 28, 2026, and it is accounted for as a note receivable. Our investment bears interest at a rate of 13%, compounded annually, with a minimum preferred return of $5.2 million, which represents approximately 24 months of interest. Our investment also earns an equity fee on our commitment of $0.2 million, which is amortized through the date of redemption.

The balance on the Solis City Park II note was $25.7 million as of June 30, 2024, which includes $5.2 million of cumulative accrued interest and a discount of $0.1 million due to unamortized equity fees. During the three and six months ended June 30, 2024, we recognized $0.6 million and $1.4 million, respectively, of interest income on the note. As of June 30, 2024, this note was fully funded.

On July 10, 2024, the borrower paid off the Solis City Park II note receivable in full. We received a total of $25.8 million, which consisted of $20.6 million outstanding principal and $5.2 million of accrued interest.

Table of Content
Solis Gainesville II

On October 3, 2022, we entered into a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia (Solis Gainesville II). This project is located nearby our recently completed multifamily development project in Gainesville, The Everly. The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption or maturity on October 3, 2026, and it is accounted for as a note receivable. Our investment bears interest at a rate of 14.0% effective through the first 24 months of the investment. Beginning on October 3, 2024, the investment will bear interest at a rate of 10.0% for 12 months. On October 3, 2025, the investment will again bear interest at a rate of 14.0% through maturity. Additionally, the investment earns an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, effective January 1, 2023, and an equity fee on our commitment of $0.3 million, which is amortized through the date of redemption. Both the interest and unused commitment fee compound annually. The preferred equity investment is subject to a minimum interest guarantee of $5.9 million over the life of the investment, which represents approximately 24 months of interest.

On July 1, 2024, we signed an amendment to the operating agreement for the entity in which we own our real estate financing investment with respect to Solis Gainesville II to reduce the preference rate on the investment from 14% to 6% starting on January 1, 2025. We also received a call option to purchase a controlling interest in the entity that owns Gainesville II at fair market value during the period from January 1, 2025 to December 31, 2025, which option also gives us a right of first refusal to buy the property during the same period.

The balance on the Solis Gainesville II note was $23.8 million as of June 30, 2024, which includes $4.0 million of cumulative accrued interest, $0.4 million of unused commitment fees and a discount of $0.2 million due to unamortized equity fees. During the three and six months ended June 30, 2024, we recognized $0.8 million and $1.6 million, respectively, of interest income on the note. As of June 30, 2024, this note was fully funded and the development property was approximately 35% leased.

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

The balance on the Solis Kennesaw note was $34.8 million as of June 30, 2024, which includes $2.4 million of cumulative accrued interest, $2.8 million of unused commitment fees and a discount of $0.4 million due to unamortized equity fees. During the three and six months ended June 30, 2024, we recognized $1.3 million and $2.6 million, respectively, of interest income on the note.

Solis Peachtree Corners

On July 26, 2023, we entered into a $28.4 million preferred equity investment for the development of a multifamily property located in Peachtree Corners, Georgia ("Solis Peachtree Corners"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on October 27, 2027, and it is accounted for as a note receivable. Our investment bears interest at a rate of 15.0% for the first 27 months. Beginning on November 1, 2025, the investment will bear interest at a rate of 9.0% for 12 months. On November 1, 2026, the investment will again bear interest at a rate of 15.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually, and an equity fee on our commitment of $0.4 million which is amortized through the date of redemption. The preferred equity investment is subject to a minimum interest guarantee of $12.0 million over the life of the investment, which represents approximately 30 months of interest.

Table of Content
The balance on the Solis Peachtree Corners note was $18.4 million as of June 30, 2024, which includes $1.5 million of cumulative accrued interest, $1.7 million of unused commitment fees and a discount of $0.3 million due to unamortized equity fees. During the three and six months ended June 30, 2024, we recognized $0.9 million and $1.8 million, respectively, of interest income on the note.

The Allure at Edinburgh

On July 26, 2023, we entered into a $9.2 million preferred equity investment for the development of a multifamily property located in Chesapeake, Virginia ("The Allure at Edinburgh"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on January 16, 2028, and it is accounted for as a note receivable. Our investment bears interest at a rate of 15.0%, which does not compound. Upon The Allure at Edinburgh obtaining a certificate of occupancy, the investment will bear interest at a rate of 10.0%. The common equity partner in the development property holds an option to sell the property to us at a predetermined amount if certain conditions are met. We also hold an option to purchase the property at any time prior to maturity of the preferred equity investment, and at the same predetermined amount as the common equity partner's option to sell.

The balance on The Allure at Edinburgh note was $10.5 million as of June 30, 2024, which includes $1.3 million of cumulative accrued interest. During the three and six months ended June 30, 2024, we recognized $0.3 million and $0.7 million, respectively, of interest income on the note. As of June 30, 2024, this note was fully funded.

Second Quarter 2024 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2024 and other recent developments:

•Net income attributable to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $0.4 million, or $0.00 per diluted share, compared to $11.7 million, or $0.13 per diluted share, for the three months ended June 30, 2023.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $22.4 million, or $0.25 per diluted share, compared to $31.4 million, or $0.35 per diluted share, for the three months ended June 30, 2023. See "Non-GAAP Financial Measures."

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $30.2 million, or $0.34 per diluted share, compared to $28.3 million, or $0.32 per diluted share, for the three months ended June 30, 2023. See "Non-GAAP Financial Measures."

•As of June 30, 2024, weighted average stabilized portfolio occupancy was 94.9%. Retail occupancy was 95.4%, office occupancy was 94.3%, and multifamily occupancy was 94.9%.

•Positive spreads on renewals across all segments:
▪Retail 5.8% (GAAP) and 2.9% (Cash)
▪Office 24.3% (GAAP) and 4.4% (Cash)
▪Multifamily 4.3% (GAAP and Cash)

•Executed 23 lease renewals and 9 new leases during the second quarter for an aggregate of 248,714 of net rentable square feet.

•Same Store NOI increased 0.6% on a GAAP basis compared to the quarter ended June 30, 2023.

•Third-party construction backlog as of June 30, 2024 was $302.9 million and construction gross profit for the second quarter was $4.3 million.

•During the second quarter of 2024, unrealized losses on non-designated interest rate derivatives that negatively affected FFO were $2.0 million. As of June 30, 2024, the value of the Company’s entire interest rate derivative portfolio, net of unrealized losses, was $32.5 million. These losses are excluded from normalized FFO.

•In July, realized $25.8 million in cash upon full redemption of the Solis City Park II preferred equity investment.
Segment Results of Operations

As of June 30, 2024, we operated our business in five segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Our general

Table of Content
contracting and real estate services segment is conducted through our taxable REIT subsidiary ("TRS"). Net operating income ("NOI") is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues for our property segments, general contracting and real estate services revenues for our general contracting and real estate services segment, and interest income for our real estate financing segment. Segment expenses include rental expenses and real estate taxes for our property segments, general contracting and real estate services expenses for our general contracting and real estate services segment, and interest expense for our real estate financing segment. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Since our Annual Report on Form 10-K for the year ended December 31, 2023, we retrospectively reclassified certain components of mixed-use properties between the retail, office, and multifamily real estate segments in order to align the components of those properties with their tenant composition. As a result, NOI for the three months ended June 30, 2023 increased $0.5 million and less than $0.1 million for the retail and office real estate segments, respectively, and decreased $0.5 million for the multifamily real estate segment. NOI for the six months ended June 30, 2023 increased $0.8 million and less than $0.1 for the retail and office real estate segments, respectively, and decreased $0.9 million for the multifamily real estate segment. These reclassifications had no effect on total property NOI as previously reported. These reclassifications also had no impact on our general contracting and real estate services or real estate financing segments.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$26,094	$25,288	$806	$51,745	$48,247	$3,498
Property expenses	6,814	6,413	401	13,440	12,325	1,115
Segment NOI	$19,280	$18,875	$405	$38,305	$35,922	$2,383

Retail segment NOI for the three months ended June 30, 2024 was materially consistent with the three months ended June 30, 2023. Retail segment NOI for the six months ended June 30, 2024 increased 6.6% compared to the six months ended June 30, 2023, primarily due to the acquisition of The Interlock Retail in May 2023.

Retail Same Store Results

Retail same store results for the three and six months ended June 30, 2024 and 2023 exclude The Interlock Retail, Columbus Village II, and Southern Post Retail due to redevelopment. Retail same store results for the six months ended June 30, 2024 and 2023 also exclude Chronicle Mill Retail.

Table of Content
Retail same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$22,874	$23,256	$(382)	$45,974	$45,934	$40
Property expenses	5,826	5,593	233	11,539	11,050	489
Same Store NOI	$17,048	$17,663	$(615)	$34,435	$34,884	$(449)
Non-Same Store NOI	2,232	1,212	1,020	3,870	1,038	2,832
Segment NOI	$19,280	$18,875	$405	$38,305	$35,922	$2,383

Retail same store NOI for the three and six months ended June 30, 2024 was materially consistent with the three and six months ended June 30, 2023.

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$22,870	$20,629	$2,241	$44,748	$40,286	$4,462
Property expenses	8,091	7,489	602	16,429	14,733	1,696
Segment NOI	$14,779	$13,140	$1,639	$28,319	$25,553	$2,766

Office segment NOI for the three and six months ended June 30, 2024 increased 12.5% and 10.8%, respectively, compared to the three and six months ended June 30, 2023, primarily due to the acquisition of The Interlock Office in May 2023, increased occupancy at Wills Wharf, and increased parking income at the Constellation Office.

Office Same Store Results

Office same store results for the three and six months ended June 30, 2024 and 2023 exclude The Interlock Office and Southern Post Office. Office same store results for the six months ended June 30, 2024 and 2023 also exclude Chronicle Mill Office.

Office same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$20,954	$19,487	$1,467	$40,608	$39,087	$1,521
Property expenses	7,118	6,794	324	14,344	13,752	592
Same Store NOI	$13,836	$12,693	$1,143	$26,264	$25,335	$929
Non-Same Store NOI	943	447	496	2,055	218	1,837
Segment NOI	$14,779	$13,140	$1,639	$28,319	$25,553	$2,766

Office same store NOI for the three and six months ended June 30, 2024 increased 9.0% and 3.7%, respectively, compared to the three and six months ended June 30, 2023, primarily due to increased occupancy at Wills Wharf, and increased reimbursable and parking income at the Constellation Office.

Table of Content
Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$14,301	$14,034	$267	$28,653	$27,636	$1,017
Property expenses	6,068	5,405	663	11,634	10,621	1,013
Segment NOI	$8,233	$8,629	$(396)	$17,019	$17,015	$4

Multifamily segment NOI for the three and six months ended June 30, 2024 was materially consistent with the three and six months ended June 30, 2023.

Multifamily Same Store Results

Multifamily same store results for the three and six months ended June 30, 2024 and 2023 exclude Chandler Residences. Multifamily same store results for the six months ended June 30, 2024 and 2023 also exclude Chronicle Mill Apartments.

Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$14,223	$14,034	$189	$26,192	$25,480	$712
Property expenses	5,694	5,196	498	10,275	9,522	753
Same Store NOI	$8,529	$8,838	$(309)	$15,917	$15,958	$(41)
Non-Same Store NOI	(296)	(209)	(87)	1,102	1,057	45
Segment NOI	$8,233	$8,629	$(396)	$17,019	$17,015	$4

Multifamily same store NOI for the three and six months ended June 30, 2024 was materially consistent with the three and six months ended June 30, 2023.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
General contracting and real estate services revenues	$116,839	$102,574	$14,265	$243,814	$186,812	$57,002
General contracting and real estate services expenses	112,500	99,071	13,429	235,398	180,241	55,157
Segment gross profit	$4,339	$3,503	$836	$8,416	$6,571	$1,845
Operating margin (1)	3.7%	3.4%	0.3%	3.5%	3.5%	—%
________________________________________
(1)50% and 90% of gross profit attributable to our T. Rowe Price Global HQ and Allied | Harbor Point development projects, respectively, is not reflected within general contracting and real estate services revenues due to elimination. The Company is still entitled to receive cash proceeds in relation to the eliminated amounts. Prior to any gross profit eliminations attributable to these projects, operating margin was 4.0% and 3.7% for the three and six months ended June 30, 2024, respectively, and 3.9% and 4.0% for the three and six months ended June 30, 2023, respectively.

General contracting and real estate services segment gross profit for the three and six months ended June 30, 2024 increased $0.8 million and $1.8 million, respectively, compared to the three and six months ended June 30, 2023, primarily due

Table of Content
to an increase in work performed in the execution of our backlog and the recognition of savings from unused contingencies for certain contracts.

The changes in third party construction backlog for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning backlog	$343,406	$651,840	$472,169	$665,564
New contracts/change orders	76,585	43,975	75,181	114,767
Work performed	(117,141)	(103,029)	(244,500)	(187,545)
Ending backlog	$302,850	$592,786	$302,850	$592,786

As of June 30, 2024, we had $100.3 million in the backlog relating to the Harbor Point Parcel 3 and Harbor Point Parcel 4 developments in Baltimore.

Real Estate Financing Segment Data

Real estate financing interest income, interest expense, and gross profit for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Interest income	$3,966	$3,225	$741	$7,966	$6,761	$1,205
Interest expense	1,767	809	958	3,099	1,906	1,193
Segment gross profit	$2,199	$2,416	$(217)	$4,867	$4,855	$12
Operating margin	55.4%	74.9%	(19.5)%	61.1%	71.8%	(10.7)%

Real estate financing gross profit for the three months ended June 30, 2024 decreased 9.0% compared to the three months ended June 30, 2023, primarily due to higher interest expense allocable to the outstanding loans that offset the increased income for the 2024 period. Real estate financing gross profit for the six months ended June 30, 2024 was materially consistent with the six months ended June 30, 2023.

Table of Content
Consolidated Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2024 and 2023 (unaudited, in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues
Rental revenues	$63,265	$59,951	$3,314	$125,146	$116,169	$8,977
General contracting and real estate services revenues	116,839	102,574	14,265	243,814	186,812	57,002
Interest income	4,632	3,414	1,218	9,258	7,133	2,125
Total revenues	184,736	165,939	18,797	378,218	310,114	68,104

Expenses
Rental expenses	15,087	13,676	1,411	29,692	26,636	3,056
Real estate taxes	5,886	5,631	255	11,811	11,043	768
General contracting and real estate services expenses	112,500	99,071	13,429	235,398	180,241	55,157
Depreciation and amortization	20,789	19,878	911	41,224	38,346	2,878
Amortization of right-of-use assets - finance leases	394	347	47	789	624	165
General and administrative expenses	4,503	4,052	451	10,377	9,500	877
Acquisition, development, and other pursuit costs	5,528	18	5,510	5,528	18	5,510
Impairment charges	1,494	—	1,494	1,494	102	1,392
Total expenses	166,181	142,673	23,508	336,313	266,510	69,803
Gain on real estate dispositions, net	—	511	(511)	—	511	(511)
Operating income	18,555	23,777	(5,222)	41,905	44,115	(2,210)
Interest expense	(21,227)	(13,629)	(7,598)	(39,202)	(25,931)	(13,271)
Change in fair value of derivatives and other	4,398	5,005	(607)	17,286	2,558	14,728
Unrealized credit loss release (provision)	228	(100)	328	145	(177)	322
Other income, net	79	168	(89)	158	261	(103)
Income before taxes	2,033	15,221	(13,188)	20,292	20,826	(534)
Income tax benefit (provision)	1,246	(336)	1,582	712	(524)	1,236
Net income	3,279	14,885	(11,606)	21,004	20,302	702
Net income attributable to noncontrolling interests in investment entities	(17)	(269)	252	(51)	(423)	372
Preferred stock dividends	(2,887)	(2,887)	—	(5,774)	(5,774)	—
Net income attributable to common stockholders and OP Unitholders	$375	$11,729	$(11,354)	$15,179	$14,105	$1,074

Rental revenues for the three and six months ended June 30, 2024 increased 5.5% and 7.7%, respectively, compared to the three and six months ended June 30, 2023 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Retail	$26,094	$25,288	$806	$51,745	$48,247	$3,498
Office	22,870	20,629	2,241	44,748	40,286	4,462
Multifamily	14,301	14,034	267	28,653	27,636	1,017
	$63,265	$59,951	$3,314	$125,146	$116,169	$8,977

Table of Content
 Retail rental revenues for the three and six months ended June 30, 2024 increased 3.2% and 7.3%, respectively, compared to the three and six months ended June 30, 2023, primarily as a result of the acquisition of The Interlock Retail in May 2023.

Office rental revenues for the three and six months ended June 30, 2024 increased 10.9% and 11.1%, respectively, compared to the three and six months ended June 30, 2023, primarily as a result of the acquisition of The Interlock Office in May 2023, increased occupancy at Wills Wharf, and increased reimbursable and parking income at the Constellation Office.

Multifamily rental revenues for the three and six months ended June 30, 2024 increased 1.9% and 3.7%, respectively, compared to the three and six months ended June 30, 2023, as a result of the commencement of operations at Chandler Residences.

General contracting and real estate services revenues for the three and six months ended June 30, 2024 increased $14.3 million and $57.0 million, respectively, compared to the three and six months ended June 30, 2023 due to an increase in work performed in the execution of our backlog and the recognition of savings from unused contingencies for certain contracts.

Interest income for the three and six months ended June 30, 2024 increased 35.7% and 29.8%, respectively, compared to the three and six months ended June 30, 2023, primarily due to interest earned on unused commitments on real estate financing investments and higher interest bearing cash deposits.

Rental expenses for the three and six months ended June 30, 2024 increased 10.3% and 11.5%, respectively, compared to the three and six months ended June 30, 2023 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Retail	$4,394	$4,073	$321	$8,605	$7,717	$888
Office	5,956	5,332	624	12,079	10,491	1,588
Multifamily	4,737	4,271	466	9,008	8,428	580
	$15,087	$13,676	$1,411	$29,692	$26,636	$3,056

Retail rental expenses for the three and six months ended June 30, 2024 increased 7.9% and 11.5%, respectively, compared to the three and six months ended June 30, 2023, primarily due to the acquisition of The Interlock Retail in May 2023.

Office rental expenses for the three and six months ended June 30, 2024 increased 11.7% and 15.1%, respectively, compared to the three and six months ended June 30, 2023, primarily as a result of the acquisition of The Interlock Office in May 2023 and increased occupancy at Constellation Office.

Multifamily rental expenses for the three and six months ended June 30, 2024 increased 10.9% and 6.9%, respectively, compared to the three and six months ended June 30, 2023, primarily as a result of the commencement of operations at Chandler Residences, as well as increases in utilities and repairs.

Real estate taxes for the three and six months ended June 30, 2024 increased 4.5% and 7.0%, respectively, compared to the three and six months ended June 30, 2023 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Retail	$2,420	$2,340	$80	$4,835	$4,608	$227
Office	2,135	2,157	(22)	4,350	4,242	108
Multifamily	1,331	1,134	197	2,626	2,193	433
	$5,886	$5,631	$255	$11,811	$11,043	$768

Retail real estate taxes for the three months ended June 30, 2024 were materially consistent with the three months ended June 30, 2023. Retail real estate taxes for the six months ended June 30, 2024 increased 4.9% compared to the six months ended June 30, 2023, primarily due to the acquisition of The Interlock Retail in May 2023.

Table of Content
Office real estate taxes for the three and six months ended June 30, 2024 were materially consistent with the three and six months ended June 30, 2023.

Multifamily real estate taxes for the three and six months ended June 30, 2024 increased 17.4% and 19.7%, respectively, compared to the three and six months ended June 30, 2023, primarily due to increased tax assessments across the multifamily portfolio and the commencement of operations at Chandler Residences.

General contracting and real estate services expenses for the three and six months ended June 30, 2024 increased $13.4 million and $55.2 million, respectively, compared to the three and six months ended June 30, 2023 due to an increase in work performed in the execution of our backlog.

Depreciation and amortization for the three and six months ended June 30, 2024 increased 4.6% and 7.5%, respectively, compared to the three and six months ended June 30, 2023, primarily due to the acquisition of The Interlock in May 2023.

Amortization of right-of-use assets - finance leases for the three and six months ended June 30, 2024 increased 13.5% and 26.4%, respectively, compared to the three and six months ended June 30, 2023, primarily due to the ground lease assumed in connection with the acquisition of The Interlock in May 2023.
General and administrative expenses for the three and six months ended June 30, 2024 increased 11.1% and 9.2%, respectively, compared to the three and six months ended June 30, 2023, primarily due to increased compensation costs, including severance costs.

Acquisition, development, and other pursuit costs for the three and six months ended June 30, 2024 increased compared to the three and six months ended June 30, 2023, primarily due to the write off of development costs related to an undeveloped land parcel in predevelopment located in Charlotte, North Carolina. Refer to Note 5 for more information.

Impairment charges for the three and six months ended June 30, 2024 relate to the impairment of an undeveloped land parcel in predevelopment located in Charlotte, North Carolina. Refer to Note 5 for more information.

Interest expense for the three and six months ended June 30, 2024 increased 55.7% and 51.2%, respectively, compared to the three and six months ended June 30, 2023, primarily due to higher levels of indebtedness in connection with the funding of development projects, real estate financing investments, and acquisitions, as well as the expiration of derivatives designated as cash flow hedges.

The change in fair value of derivatives and other for the three and six months ended June 30, 2024 includes a decrease in interest receipts for non-designated derivatives due to expiring instruments, and an increase in the fair value of our derivative instruments due to increases in forward SOFR (the Secured Overnight Financing Rate).

Changes in unrealized credit loss release (provision) for the three and six months ended June 30, 2024 were primarily the result of the release of the provision related to the Solis City Park II real estate financing investment, which was partially offset by increases in note receivable balances for the Solis Kennesaw and Solis Peachtree Corners real estate financing investments.

Changes in other income, net for the three and six months ended June 30, 2024 were immaterial.

Income tax benefit for the three and six months ended June 30, 2024 was primarily attributable to the impairment of real estate of $1.5 million and development costs of $5.5 million that were recognized during the period related to undeveloped land under predevelopment, which had an attributable income tax benefit of $1.6 million. The income tax provision that we recognized during the three and six months ended June 30, 2024 and 2023, which, for the 2024 periods, partially offset the income tax benefit discussed above, were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

Table of Content
Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses, and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects, mezzanine loan funding requirements, and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings under construction loans to fund new real estate development and construction, borrowings available under our credit facility (as defined below), and net proceeds from the opportunistic sale of common stock through our ATM Program, which is discussed below.

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

As of June 30, 2024, we had unrestricted cash and cash equivalents of $20.3 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $1.4 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of June 30, 2024, we had $168.0 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $20.7 million of available borrowings under our construction loans to fund development activities. During the three months ended June 30, 2024, we decreased outstanding borrowings on our revolving credit facility by $102.0 million. The funds used to pay down the debt were procured by expanding the term loan facility (as defined below) by $50.0 million and the M&T term loan facility (as defined below) by $35.0 million, in addition to utilizing $17.0 million from operating proceeds.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. We continue to implement this transformation in the current fiscal year. As of June 30, 2024, unsecured debt represented 53.9% of our total borrowings compared to 51.1% as of June 30, 2023.

As of June 30, 2024, we had $23.8 million in loans that will mature during the remainder of 2024, which we plan to either repay with borrowings under our credit facility or to extend the maturity through available extension options.

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

During the six months ended June 30, 2024, we issued and sold 402,429 shares of common stock at a weighted average price of $10.97 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $4.3 million. During the six months ended June 30, 2024, we did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $196.0 million remained unsold under the ATM Program as of August 2, 2024.

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

Table of Content

During the six months ended June 30, 2024, we did not repurchase any shares of common stock or Series A Preferred Stock. As of June 30, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

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

On June 14, 2024, the term loan facility commitment increased to $350.0 million as a result of an existing lender increasing its outstanding commitment.

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $266.4 million, as of June 30, 2024.

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

Table of Content
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

On June 21, 2024, the M&T term loan facility commitment increased to $135.0 million as a result of adding a new lender to the facility.

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

Table of Content
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

Table of Content
Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2024 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date (b)	Balance at Maturity
Secured Debt
Premier	$23,763	SOFR+	1.55%	7.00%		October 31, 2024	$23,648
Chronicle Mill	35,069	SOFR+	3.00%	8.34%		April 26, 2025	34,700
Red Mill South	4,679		3.57%	3.57%		May 1, 2025	4,383
Market at Mill Creek	11,033	SOFR+	1.55%	5.09%	(c)	July 12, 2025	10,505
The Everly	30,000	SOFR+	1.50%	6.84%		December 20, 2025	30,000
Encore Apartments & 4525 Main Street	52,846		2.93%	2.93%		February 10, 2026	50,726
Southern Post	52,886	SOFR+	2.25%	5.59%		August 25, 2026	52,886
Thames Street Wharf	67,178	SOFR+	1.30%	2.33%	(c)	September 30, 2026	60,839
Constellation Energy Building	175,000	SOFR+	1.50%	6.95%	(c)	November 1, 2026	175,000
Southgate Square	24,900	SOFR+	1.90%	7.34%		December 21, 2026	22,811
Nexton Square	21,274	SOFR+	1.95%	7.29%		June 30, 2027	19,487
Liberty	20,416	SOFR+	1.50%	4.93%		September 27, 2027	19,230
Greenbrier Square	19,378		3.74%	3.74%		October 10, 2027	18,049
Lexington Square	13,448		4.50%	4.50%		September 1, 2028	12,044
Red Mill North	3,903		4.73%	4.73%		December 31, 2028	3,295
Greenside Apartments	30,717		3.17%	3.17%		December 15, 2029	26,095
Smith's Landing	14,086		4.05%	4.05%		June 1, 2035	384
The Edison	14,979		5.30%	5.30%		December 1, 2044	100
The Cosmopolitan	39,918		3.35%	3.35%		July 1, 2051	187
Total Secured Debt	$655,473						$564,369
Unsecured Debt
TD Unsecured Term Loan	$95,000	SOFR+	1.35%-1.90%	4.85%	(c)	May 19, 2025	$95,000
Senior Unsecured Revolving Credit Facility	182,000	SOFR+	1.30%-1.85%	6.94%		January 22, 2027	182,000
Senior Unsecured Revolving Credit Facility (Fixed)	5,000	SOFR+	1.30%-1.85%	4.80%	(c)	January 22, 2027	5,000
M&T Unsecured Term Loan	35,000	SOFR+	1.25%-1.80%	6.89%		March 8, 2027	35,000
M&T Unsecured Term Loan (Fixed)	100,000	SOFR+	1.25%-1.80%	5.05%	(c)	March 8, 2027	100,000
Senior Unsecured Term Loan	282,053	SOFR+	1.25%-1.80%	6.89%		January 21, 2028	282,053
Senior Unsecured Term Loan (Fixed)	67,947	SOFR+	1.25%-1.80%	4.98%	(c)	January 21, 2028	67,947
Total Unsecured Debt	767,000						767,000
Total Principal Balances	$1,422,473						$1,331,369
Other notes payable(d)	6,122
Unamortized GAAP Adjustments	(9,366)
Indebtedness, Net	$1,419,229
_______________________________________
(a) SOFR is determined by individual lenders.
(b) Does not reflect the effect of any maturity extension options.
(c) Includes debt subject to interest rate swap locks.
(d) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 39-year remaining lease term.

As of June 30, 2024, we were in compliance with all loan covenants on our outstanding indebtedness.

Table of Content
As of June 30, 2024, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)(3)	Amount Due	Percentage of Total
2024 (excluding the six months ended June 30, 2024)	$29,223	2%
2025	185,409	13%
2026	370,413	26%
2027	383,560	27%
2028	369,322	26%
Thereafter	84,546	6%
Total	$1,422,473	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.
(3) Debt principal payments and maturities exclude increased ground lease payments at 1405 Point which are classified as a note payable in our consolidated balance sheets.

Interest Rate Derivatives

As of June 30, 2024, we held one interest rate cap corridor. We purchased a SOFR interest rate cap at 1.00% and sold a SOFR interest rate cap at 3.00%, resulting in a SOFR interest rate cap corridor of 1.00% to 3.00%, effective on September 1, 2022. This corridor is designated as a cash flow hedge. The intended goal of this corridor is to provide a level of protection from the effect of rising interest rates and reduce the all-in-cost of the derivative instrument. We paid a premium of $1.4 million to purchase the corridor. As of June 30, 2024, the notional amount was $73.6 million, which is the maximum notional amount. The corridor is scheduled to mature on September 1, 2024.

As of June 30, 2024, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Market at Mill Creek loan	$11,053	1-month SOFR	(a)	3.43%	5.09%	12/13/2022	8/1/2025
Harbor Point Parcel 3 senior construction loan	90,000	1-month SOFR	(b)	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	1-month SOFR	(c)	2.75%	4.38%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	1-month SOFR	(d)	2.75%	5.12%	11/01/2023	11/01/2025
Floating rate pool of loans	300,000	1-month SOFR	(e)	2.75%	4.38%	12/01/2023	12/01/2025
Revolving credit facility and TD unsecured term loan	100,000	Daily SOFR	(f)	3.20%	4.84%	05/19/2023	5/19/2026
Thames Street Wharf loan	67,178	Daily SOFR	(g)	0.93%	2.33%	09/30/2021	9/30/2026
M&T unsecured term loan	100,000	1-month SOFR	(g)	3.50%	5.05%	12/06/2022	12/06/2027
Liberty Retail & Apartments loan	21,000	1-month SOFR	(a)	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	67,947	1-month SOFR	(a)	3.43%	4.98%	12/13/2022	1/21/2028
Total	$1,187,178
________________________________________
(a) We novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024, and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the novated swap related to the Market at Mill Creek loan expires, the $67.9 million swap on the senior unsecured loan will increase back to $79.0 million.
(b) This interest rate swap agreement reduces our interest rate exposure on the $180.4 million senior construction loan secured by our Harbor Point Parcel 3 equity method investment. As such, the loan is not reflected on our consolidated balance sheets. We also paid $3.6 million to reduce the swap fixed rate.
(c) We paid $13.3 million to reduce the swap fixed rate.
(d) This interest rate swap agreement reduces our interest rate exposure on the $109.7 million senior construction loan secured by our Harbor Point Parcel 4 equity method investment. As such, the loan is not reflected on our consolidated balance sheets. We also paid $3.9 million to reduce the swap fixed rate.
(e) We paid $10.5 million to reduce the swap fixed rate.

Table of Content
(f) Subject to cancellation by the counterparty beginning on May 1, 2025 and the first day of each month thereafter.
(g) Designated as a cash flow hedge.
Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of June 30, 2024, we had an outstanding guarantee liability of $0.1 million related to the $32.9 million guarantee of the senior loan secured by Harbor Point Parcel 4.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we are responsible for providing a completion guarantee to the lender for this project.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of June 30, 2024, our off-balance sheet arrangements consisted of $23.9 million of unfunded commitments of our notes receivable. We have recorded a $0.4 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operating activities	$63,880	$40,461	$23,419
Investing activities	(53,182)	(103,240)	50,058
Financing activities	(19,167)	47,011	(66,178)
Net increase (decrease)	$(8,469)	$(15,768)	$7,299
Cash, cash equivalents, and restricted cash, beginning of period	$30,166	$51,865
Cash, cash equivalents, and restricted cash, end of period	$21,697	$36,097

During the six months ended June 30, 2024, net cash provided by operating activities decreased $23.4 million compared to the six months ended June 30, 2023 primarily due to timing of billing for construction projects.

During the six months ended June 30, 2024, net cash used in investing activities decreased $50.1 million compared to the six months ended June 30, 2023 primarily because of less capital used for development and less contributions with respect to equity method investments.

During the six months ended June 30, 2024, net cash provided by financing activities decreased $66.2 million compared to the six months ended June 30, 2023 primarily due to less borrowings under the credit facility.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and six months ended June 30, 2024 and 2023 to net income, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share and unit amounts)
Net income attributable to common stockholders and OP Unitholders	$375	$11,729	$15,179	$14,105
Depreciation and amortization, net(1)	20,570	19,655	40,785	37,900
Gain on operating real estate dispositions, net(2)	—	—	—	—
Impairment of real estate assets	1,494	—	1,494	—
FFO attributable to common stockholders and OP Unitholders	22,439	31,384	57,458	52,005
Acquisition, development, and other pursuit costs	5,528	18	5,528	18
Accelerated amortization of intangible assets and liabilities	—	(722)	—	(620)
Unrealized credit loss (release) provision	(228)	100	(145)	177
Amortization of right-of-use assets - finance leases	394	347	789	624
Decrease (increase) in fair value of derivatives not designated as cash flow hedges	1,950	(4,297)	(4,560)	(490)
Amortization of interest rate derivatives on designated cash flow hedges	121	1,471	381	3,085
Severance related costs	—	—	167	—
Normalized FFO available to common stockholders and OP Unitholders	$30,204	$28,301	$59,618	$54,799
Net income attributable to common stockholders and OP Unitholders per diluted share and unit	$0.00	$0.13	$0.17	$0.16
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.25	$0.35	$0.65	$0.59
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.34	$0.32	$0.67	$0.62
Weighted average common shares and units - diluted	88,815	88,724	88,633	88,562

Table of Content
________________________________________

(1) The adjustment for depreciation and amortization for the three and six months ended June 30, 2024 excludes $0.2 million and $0.4 million, respectively, of depreciation attributable to our partners. The adjustment for depreciation and amortization for the three and six months ended June 30, 2023 excludes $0.2 million and $0.4 million, respectively, of depreciation attributable to our partners.

(2) The adjustment for gain on operating real estate dispositions for each of the three and six months ended June 30, 2023 excludes $0.5 million for the gain on the disposition of a non-operating parcel at Market at Mill Creek.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2024, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any common stock or Series A Preferred Stock under the Share Repurchase Program for the three months ended June 30, 2024. As of June 30, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Table of Content
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: August 7, 2024	/s/ Louis S. Haddad
Louis S. Haddad
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)