Form 10-Q
period 2024-09-30
Armada Hoffler Properties, Inc.
filed 2024-11-08
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
☐ Yes     ☒  No
As of November 4, 2024, the registrant had 79,693,739 shares of common stock, $0.01 par value per share, outstanding. In addition, as of November 4, 2024, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 21,666,420 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

Table of Content
ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Table of Content
PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$2,211,991	$2,093,032
Held for development	10,483	11,978
Construction in progress	33,714	102,277
	2,256,188	2,207,287
Accumulated depreciation	(443,515)	(393,169)
Net real estate investments	1,812,673	1,814,118
Cash and cash equivalents	43,852	27,920
Restricted cash	1,874	2,246
Accounts receivable, net	51,408	45,529
Notes receivable, net	117,797	94,172
Construction receivables, including retentions, net	106,190	126,443
Construction contract costs and estimated earnings in excess of billings	315	104
Equity method investments	155,330	142,031
Operating lease right-of-use assets	22,898	23,085
Finance lease right-of-use assets	89,381	90,565
Acquired lease intangible assets	97,698	109,137
Other assets	61,723	87,548
Total Assets	$2,561,139	$2,562,898
LIABILITIES AND EQUITY
Indebtedness, net	$1,327,971	$1,396,965
Accounts payable and accrued liabilities	44,798	31,041
Construction payables, including retentions	115,472	128,290
Billings in excess of construction contract costs and estimated earnings	11,881	21,414
Operating lease liabilities	31,404	31,528
Finance lease liabilities	92,457	91,869
Other liabilities	55,664	56,613
Total Liabilities	1,679,647	1,757,720

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of September 30, 2024 and December 31, 2023	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 79,696,160 and 66,793,294 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	797	668
Additional paid-in capital	713,809	580,687
Distributions in excess of earnings	(222,839)	(184,724)
Accumulated other comprehensive income	1,000	4,906
Total stockholders’ equity	663,852	572,622
Noncontrolling interests in investment entities	9,388	9,986
Noncontrolling interests in Operating Partnership	208,252	222,570
Total Equity	881,492	805,178
Total Liabilities and Equity	$2,561,139	$2,562,898

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenues	$68,598	$62,913	$193,744	$179,082
General contracting and real estate services revenues	114,353	99,408	358,167	286,220
Interest income	4,701	3,690	13,959	10,823
Total revenues	187,652	166,011	565,870	476,125

Expenses
Rental expenses	16,652	14,756	46,344	41,392
Real estate taxes	6,184	5,867	17,995	16,910
General contracting and real estate services expenses	110,987	96,095	346,385	276,336
Depreciation and amortization	23,289	22,462	64,513	60,808
Amortization of right-of-use assets - finance leases	395	425	1,184	1,049
General and administrative expenses	5,187	4,286	15,564	13,786
Acquisition, development, and other pursuit costs	2	—	5,530	18
Impairment charges	—	5	1,494	107
Total expenses	162,696	143,896	499,009	410,406
Gain on real estate dispositions, net	—	227	—	738
Operating Income	24,956	22,342	66,861	66,457
Interest expense	(21,387)	(15,444)	(60,589)	(41,375)
Loss on extinguishment of debt	(113)	—	(113)	—
Change in fair value of derivatives and other	(10,308)	2,466	6,978	5,024
Unrealized credit loss provision	(198)	(694)	(53)	(871)
Other income (expense), net	96	63	254	324
(Loss) income before taxes	(6,954)	8,733	13,338	29,559
Income tax (provision) benefit	(592)	(310)	120	(834)
Net (loss) income	(7,546)	8,423	13,458	28,725
Net loss (income) attributable to noncontrolling interests:
Investment entities	17	(193)	(34)	(616)
Operating Partnership	2,491	(1,290)	(1,217)	(4,597)
Net (loss) income attributable to Armada Hoffler Properties, Inc.	(5,038)	6,940	12,207	23,512
Preferred stock dividends	(2,887)	(2,887)	(8,661)	(8,661)
Net (loss) income attributable to common stockholders	$(7,925)	$4,053	$3,546	$14,851
Net (loss) income attributable to common stockholders per share (basic and diluted)	$(0.11)	$0.06	$0.05	$0.22
Weighted-average common shares outstanding (basic and diluted)	68,931	67,945	67,630	67,878

Comprehensive income:
Net (loss) income	$(7,546)	$8,423	$13,458	$28,725
Unrealized cash flow hedge (losses) gains	(3,350)	3,488	1,188	9,868
Realized cash flow hedge gains reclassified to net income	(1,325)	(6,315)	(6,365)	(14,292)
Comprehensive (loss) income	(12,221)	5,596	8,281	24,301
Comprehensive loss (income) attributable to noncontrolling interests:
Investment entities	17	(89)	5	(452)
Operating Partnership	3,609	(633)	14	(3,584)
Comprehensive (loss) income attributable to Armada Hoffler Properties, Inc.	$(8,595)	$4,874	$8,300	$20,265
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2023	$171,085	$668	$580,687	$(184,724)	$4,906	$572,622	$9,986	$222,570	$805,178
Net income	—	—	—	14,073	—	14,073	34	3,618	17,725
Unrealized cash flow hedge gains	—	—	—	—	2,664	2,664	29	861	3,554
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,700)	(2,700)	(68)	(874)	(3,642)
Net costs from issuance of common stock	—	—	(10)	—	—	(10)	—	—	(10)
Restricted stock awards, net	—	2	1,394	—	—	1,396	—	—	1,396
Redemption of operating partnership units	—	—	(22)	—	—	(22)	—	(96)	(118)
Distributions to noncontrolling interests	—	—	—	—	—	—	(336)	—	(336)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(13,733)	—	(13,733)	—	(4,450)	(18,183)
Balance, March 31, 2024	$171,085	$670	$582,049	$(187,271)	$4,870	$571,403	$9,645	$221,629	$802,677
Net income	—	—	—	3,172	—	3,172	17	90	3,279
Unrealized cash flow hedge gains	—	—	—	—	743	743	—	241	984
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(1,056)	(1,056)	—	(342)	(1,398)
Net prceeds from issuance of common stock	—	4	4,259	—	—	4,263	—	—	4,263
Restricted stock awards, net	—	—	809	—	—	809	—	—	809
Distributions to noncontrolling interests	—	—	—	—	—	—	(151)	—	(151)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(13,713)	—	(13,713)	—	(4,457)	(18,170)
Balance, June 30, 2024	$171,085	$674	$587,117	$(200,699)	$4,557	$562,734	$9,511	$217,161	$789,406
Net loss	—	—	—	(5,038)	—	(5,038)	(17)	(2,491)	(7,546)
Unrealized cash flow hedge losses	—	—	—	—	(2,549)	(2,549)	—	(801)	(3,350)
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(1,008)	(1,008)	—	(317)	(1,325)
Net prceeds from issuance of common stock	—	122	125,099	—	—	125,221	—	—	125,221
Restricted stock awards, net	—	—	805	—	—	805	—	—	805
Redemption of operating partnership units	—	1	788	—	—	789	—	(857)	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	(106)	—	(106)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(14,215)	—	(14,215)	—	(4,443)	(18,658)
Balance, September 30, 2024	$171,085	$797	$713,809	$(222,839)	$1,000	$663,852	$9,388	$208,252	$881,492

Table of Content

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2022	$171,085	$677	$587,884	$(126,875)	$14,679	$647,450	$24,055	$232,509	$904,014
Net income	—	—	—	4,709	—	4,709	154	554	5,417
Unrealized cash flow hedge losses	—	—	—	—	(328)	(328)	2	(100)	(426)
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,211)	(2,211)	(39)	(672)	(2,922)
Net costs from issuance of common stock	—	—	(149)	—	—	(149)	—	—	(149)
Restricted stock awards, net	—	2	977	—	—	979	—	—	979
Acquisitions of noncontrolling interest in real estate entity	—	—	—	—	—	—	(12,834)	—	(12,834)
Distributions to noncontrolling interests	—	—	—	—	—	—	(506)	—	(506)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.19 per share and unit)	—	—	—	(12,908)	—	(12,908)	—	(3,916)	(16,824)
Balance, March 31, 2023	$171,085	$679	$588,712	$(137,961)	$12,140	$634,655	$10,832	$228,375	$873,862
Net income	—	—	—	11,863	—	11,863	269	2,753	14,885
Unrealized cash flow hedge gains	—	—	—	—	5,093	5,093	151	1,562	6,806
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(3,735)	(3,735)	(174)	(1,146)	(5,055)
Restricted stock awards, net	—	—	337	—	—	337	—	—	337
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	12,194	12,194
Redemption of operating partnership units	—	—	(19)	—	—	(19)	—	(564)	(583)
Distributions to noncontrolling interests	—	—	—	—	—	—	(427)	—	(427)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.195 per share and unit)	—	—	—	(13,248)	—	(13,248)	—	(4,222)	(17,470)
Balance, June 30, 2023	$171,085	$679	$589,030	$(142,233)	$13,498	$632,059	$10,651	$238,952	$881,662
Net income	—	—	—	6,940	—	6,940	193	1,290	8,423
Unrealized cash flow hedge gains	—	—	—	—	2,580	2,580	86	822	3,488
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(4,645)	(4,645)	(191)	(1,479)	(6,315)
Net costs from issuance of common stock	—	—	(55)	—	—	(55)	—	—	(55)
Retirement of common stock	—	(1)	(540)	(102)	—	(643)	—	—	(643)
Restricted stock awards, net	—	1	866	—	—	867	—	—	867
Redemption of operating partnership units	—	—	(10)	—	—	(10)	—	(112)	(122)
Distributions to noncontrolling interests	—	—	—	—	—	—	(298)	—	(298)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.195 per share and unit)	—	—	—	(13,252)	—	(13,252)	—	(4,224)	(17,476)
Balance, September 30, 2023	$171,085	$679	$589,291	$(151,534)	$11,433	$620,954	$10,441	$235,249	$866,644
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$13,458	$28,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	50,347	46,742
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	14,166	14,066
Accrued straight-line rental revenue	(5,499)	(4,748)
Amortization of leasing incentives and above or below-market rents	(1,227)	(1,749)
Amortization of right-of-use assets - finance leases	1,184	1,049
Accrued straight-line ground rent expense	23	55
Unrealized credit loss provision	53	871
Adjustment for uncollectible lease accounts	1,532	1,251
Noncash stock compensation	3,857	2,951
Noncash acquisition, development, and other pursuit costs	5,528	—
Impairment charges	1,494	107
Noncash interest expense	2,967	5,721
Noncash loss on extinguishment of debt	113	—
Gain on real estate dispositions, net	—	(738)
Change in fair value of derivatives and other	12,109	(1,974)
Adjustment for receipts on off-market interest rate derivatives	(7,582)	(3,155)
Changes in operating assets and liabilities:
Property assets	(9,239)	(4,439)
Property liabilities	9,442	5,113
Construction assets	28,290	(23,531)
Construction liabilities	(17,188)	21,770
Interest receivable	(12,611)	(9,797)
Net cash provided by operating activities	91,217	78,290
INVESTING ACTIVITIES
Development of real estate investments	(27,083)	(40,538)
Tenant and building improvements	(19,064)	(16,004)
Acquisitions of real estate investments, net of cash received	—	(8,394)
Dispositions of real estate investments, net of selling costs	—	246
Notes receivable issuances	(37,044)	(42,010)
Notes receivable paydowns	25,796	—
Payments to purchase off-market interest rate derivatives	—	(16,856)
Receipts on off-market interest rate derivatives	7,582	3,155
Leasing costs	(4,462)	(3,217)
Leasing incentives	(10)	(20)
Contributions to equity method investments	(13,299)	(53,689)
Net cash used for investing activities	(67,584)	(177,327)
FINANCING ACTIVITIES
Proceeds (costs) from issuance of common stock, net of issuance cost	129,474	(204)
Common shares tendered for tax withholding	(1,140)	(1,111)
Debt issuances, credit facility, and construction loan borrowings	215,581	310,402
Debt and credit facility repayments, including principal amortization	(146,233)	(162,393)
Debt issuance costs	(1,048)	(2,839)
Cash paid on extinguishment of debt	(141,579)	—
Redemption of operating partnership units	(186)	(705)
Distributions to noncontrolling interests	(593)	(1,231)
Dividends and distributions	(62,349)	(59,742)
Net cash (used for) provided by financing activities	(8,073)	82,177
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,560	(16,860)
Cash, cash equivalents, and restricted cash, beginning of period	30,166	51,865
Cash, cash equivalents, and restricted cash, end of period (1)	$45,726	$35,005
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosures (noncash transactions):
Increase in dividends and distributions payable	$1,323	$683
Increase in accrued capital improvements and development costs	2,283	2,033
Increase in settlement liability for the repurchase of common stock	—	643
Issuance of operating partnership units for acquisitions	—	12,194
Operating Partnership units redeemed for common shares	767	—
Debt assumed at fair value in conjunction with real estate purchases	—	105,584
Note receivable redeemed in conjunction with real estate purchase	—	90,232
Acquisitions of noncontrolling interests	—	12,834
Other liability satisfied in connection with a real estate disposal	—	750
Recognition of finance lease right-of-use assets	—	47,742
Recognition of finance lease liabilities	—	46,616

(1) The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$43,852	$32,662
Restricted cash (a)	1,874	2,343
Cash, cash equivalents, and restricted cash	$45,726	$35,005
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

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of September 30, 2024, owned 78.6% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are conducted primarily through the Operating Partnership and the wholly owned subsidiaries thereof.

As of September 30, 2024, the Company's stabilized operating portfolio consisted of the following properties:

Property	Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
4525 Main Street Retail* (1)	Virginia Beach, Virginia	100%
4621 Columbus Retail* (2)	Virginia Beach, Virginia	100%
Columbus Village*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
The Cosmopolitan Retail* (3)	Virginia Beach, Virginia	100%
Two Columbus Retail* (1)	Virginia Beach, Virginia	100%
West Retail* (1)	Virginia Beach, Virginia	100%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail*	Newport News, Virginia	65%	(4)
Delray Beach Plaza*	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%
Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
Market at Mill Creek	Mount Pleasant, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%

Table of Content

Parkway Centre	Moultrie, Georgia	100%
Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Retail* (1)	Baltimore, Maryland	90%
Point Street Retail* (3)	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Retail* (3)	Belmont, North Carolina	85%	(4)
Nexton Square*	Summerville, South Carolina	100%
North Hampton Market	Taylors, South Carolina	100%
One City Center Retail* (1)	Durham, North Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza Retail*	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Liberty Retail* (3)	Newport News, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%
The Edison Retail* (3)	Richmond, Virginia	100%

Office
Town Center of Virginia Beach
249 Central Park Office* (5)	Virginia Beach, Virginia	100%
4525 Main Street Office*	Virginia Beach, Virginia	100%
4605 Columbus Office* (5)	Virginia Beach, Virginia	100%
Armada Hoffler Tower*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus Office*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Office* (3)	Belmont, North Carolina	85%	(4)
One City Center Office*	Durham, North Carolina	100%
Providence Plaza Office* (5)	Charlotte, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic

Table of Content

Brooks Crossing Office* (5)	Newport News, Virginia	100%

Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, Virginia	100%
Premier Apartments*	Virginia Beach, Virginia	100%
The Cosmopolitan*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, Maryland	90%
1405 Point*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Apartments*	Belmont, North Carolina	85%	(4)
Greenside Apartments	Charlotte, North Carolina	100%
The Everly*	Gainesville, Georgia	100%
Mid-Atlantic
The Edison*	Richmond, Virginia	100%
Liberty Apartments*	Newport News, Virginia	100%
Smith's Landing	Blacksburg, Virginia	100%
________________________________________
*Mixed-use asset or located in a mixed-use development.
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

As of September 30, 2024, the following properties were under development, under redevelopment, or unstabilized:

Development, Not Stabilized	Segment	Location	AHH Ownership
Southern Post Retail*	Retail	Roswell, Georgia	100%
Southern Post Office*	Office	Roswell, Georgia	100%
Chandler Residences*	Multifamily	Roswell, Georgia	100%

Redevelopment	Segment	Location	AHH Ownership
Columbus Village II*	Retail	Virginia Beach, Virginia	100%
________________________________________
*Mixed-use asset or located in a mixed-use development.

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

Since the Company's Annual Report on Form 10-K for the year ended December 31, 2023, the Company retrospectively reclassified certain components of mixed-use properties between the retail, office, and multifamily real estate segments in order to align the components of those properties with their tenant composition. As a result, NOI for the three months ended September 30, 2023 increased $0.5 million for the retail real estate segment, and decreased less than $0.1 million and $0.4 million for the office and multifamily real estate segments, respectively. NOI for the nine months ended September 30, 2023 increased $1.3 million and less than $0.1 million for the retail and office real estate segments, respectively, and decreased $1.4 million for the multifamily real estate segment. These reclassifications had no effect on total property NOI as previously reported. These reclassifications also had no impact on our general contracting and real estate services or real estate financing segments.

The following table presents NOI for the Company's five reportable segments for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retail real estate
Rental revenues	$26,161	$26,502	$77,905	$74,749
Rental expenses	5,104	4,227	14,099	11,944
Real estate taxes	2,466	2,384	7,300	6,992
Segment net operating income	18,591	19,891	56,506	55,813
Office real estate
Rental revenues	27,784	22,052	72,532	62,338
Rental expenses	6,307	5,950	17,793	16,441
Real estate taxes	2,360	2,252	6,710	6,494
Segment net operating income	19,117	13,850	48,029	39,403
Multifamily real estate
Rental revenues	14,653	14,359	43,307	41,995
Rental expenses	5,241	4,579	14,452	13,007
Real estate taxes	1,358	1,231	3,985	3,424
Segment net operating income	8,054	8,549	24,870	25,564
General contracting and real estate services
General contracting and real estate services revenues	114,353	99,408	358,167	286,220
General contracting and real estate services expenses	110,987	96,095	346,385	276,336
Segment gross profit	3,366	3,313	11,782	9,884
Real estate financing
Interest income	4,072	3,496	12,038	10,257
Interest expense(a)	1,724	728	4,823	2,634
Segment gross profit	2,348	2,768	7,215	7,623
Net operating income	$51,476	$48,371	$148,402	$138,287
________________________________________
(a) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio and the effective interest rates on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 9.

Table of Content
The following table reconciles NOI to net (loss) income, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net operating income	$51,476	$48,371	$148,402	$138,287
Interest income(a)	629	194	1,921	566
Depreciation and amortization	(23,289)	(22,462)	(64,513)	(60,808)
Amortization of right-of-use assets - finance leases	(395)	(425)	(1,184)	(1,049)
General and administrative expenses	(5,187)	(4,286)	(15,564)	(13,786)
Acquisition, development, and other pursuit costs	(2)	—	(5,530)	(18)
Impairment charges	—	(5)	(1,494)	(107)
Gain on real estate dispositions, net	—	227	—	738
Interest expense(b)	(19,663)	(14,716)	(55,766)	(38,741)
Loss on extinguishment of debt	(113)	—	(113)	—
Change in fair value of derivatives and other	(10,308)	2,466	6,978	5,024
Unrealized credit loss provision	(198)	(694)	(53)	(871)
Other income (expense), net	96	63	254	324
Income tax (provision) benefit	(592)	(310)	120	(834)
Net (loss) income	$(7,546)	$8,423	$13,458	$28,725
________________________________________
(a) Excludes real estate financing segment interest income of $4.1 million and $3.5 million for the three months ended September 30, 2024 and 2023, respectively, and $12.0 million and $10.3 million for the nine months ended September 30, 2024 and 2023, respectively.
(b) Excludes real estate financing segment interest expense of $1.7 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $4.8 million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management expenses, property management fees, repairs and maintenance, insurance, and utilities.

General contracting and real estate services revenues for the three months ended September 30, 2024 and 2023 exclude revenues related to intercompany construction contracts of $2.3 million and $13.4 million, respectively, which are eliminated in consolidation. General contracting and real estate services revenues for the nine months ended September 30, 2024 and 2023 exclude revenues related to intercompany construction contracts of $15.0 million and $40.0 million, respectively, which are eliminated in consolidation.

General contracting and real estate services expenses for the three months ended September 30, 2024 and 2023 exclude expenses related to intercompany construction contracts of $2.3 million and $13.3 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the nine months ended September 30, 2024 and 2023 exclude expenses related to intercompany construction contracts of $14.9 million and $39.6 million, respectively, which are eliminated in consolidation.

Depreciation and amortization expense for the three months ended September 30, 2024 was $8.4 million, $10.6 million, and $4.1 million for the retail, office, and multifamily real estate segments, respectively. Depreciation and amortization expense for the nine months ended September 30, 2024 was $25.7 million, $26.9 million, and $11.5 million for the retail, office, and multifamily real estate segments, respectively.

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

Table of Content
Interest expense on secured property debt for the three months ended September 30, 2024 was $2.8 million, $3.7 million, and $3.9 million for the retail, office, and multifamily real estate segments, respectively. Interest expense on secured property debt for the nine months ended September 30, 2024 was $8.5 million, $10.5 million, and $11.3 million for the retail, office, and multifamily real estate segments, respectively.

Interest expense on secured property debt and finance leases for the three months ended September 30, 2023 was $2.4 million, $2.8 million, and $2.9 million for the retail, office, and multifamily real estate segments, respectively. Interest expense on secured property debt for the nine months ended September 30, 2023 was $6.9 million, $7.5 million, and $8.1 million for the retail, office, and multifamily real estate segments, respectively.

As of September 30, 2024, the net carrying amount of consolidated real estate investments was $696.8 million, $645.4 million, and $444.5 million for the retail, office, and multifamily real estate segments, respectively, which excludes $26.1 million attributable to our mixed-use development projects. Assets attributable to the general contracting and real estate services segment are presented in Note 8 of these financial statements. Assets attributable to the real estate financing segment are presented in Note 7 of these financial statements.

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

Rental revenue for the three and nine months ended September 30, 2024 and 2023 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Base rent and tenant charges	$65,840	$61,021	$187,018	$172,585
Accrued straight-line rental adjustment	2,333	1,505	5,499	4,748
Lease incentive amortization	(105)	(123)	(343)	(438)
(Above) below market lease amortization, net	530	510	1,570	2,187
Total rental revenue	$68,598	$62,913	$193,744	$179,082

Table of Content
5. Real Estate Investments

The Company did not acquire or dispose of any properties during the nine months ended September 30, 2024.

Other Real Estate Transactions

During the nine months ended September 30, 2024, the Company recognized impairment of real estate of $1.5 million and wrote off development costs of $5.5 million related to undeveloped land under predevelopment, which reflects the excess of the book value of the property's assets over the estimated fair value of the property. The Company also recognized an income tax benefit of $1.6 million as a result of the recognized impairment and the development costs. On June 25, 2024, the Company entered into a non-binding letter of intent to sell the property to an unrelated third party for $4.8 million, which was used as an approximation of fair value as a level 3 input in the fair value hierarchy. The Company anticipates completing the transaction in 2025, subject to customary closing conditions. The land parcel did not meet the criteria to be classified as held-for-sale as of September 30, 2024.

6. Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the nine months ended September 30, 2024, the Company invested $2.1 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $52.7 million relating to this project. As of September 30, 2024 and December 31, 2023, the carrying value of the Company's investment in Harbor Point Parcel 3 was $42.8 million and $40.7 million, respectively, which excludes $2.7 million and $2.2 million, respectively, of intra-entity profits eliminated in consolidation. For the nine months ended September 30, 2024 and 2023, Harbor Point Parcel 3 had no operating activity; therefore, the Company received no allocated income.

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

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project ("Allied | Harbor Point"), which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and will serve as the project's general contractor. During the nine months ended September 30, 2024, the Company invested $11.2 million in Harbor Point Parcel 4. The Company has an estimated equity commitment of up to $114.3 million relating to this project. As of September 30, 2024 and December 31, 2023, the carrying value of the Company's investment in Harbor Point Parcel 4 was $112.5 million and $101.3 million, respectively, which excludes $1.3 million and $0.8 million, respectively, of intra-entity profits eliminated in consolidation. For the nine months ended September 30, 2024, Harbor Point Parcel 4 had no operating activity; therefore, the Company received no allocated income.

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

Table of Content
7. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of September 30, 2024 and December 31, 2023 ($ in thousands):

		Outstanding loan amount
		September 30, 2024			December 31, 2023
Real Estate Financing Project(a)	Maturity Date	Principal	Accrued interest and fees(b)	Total loan amount(c)	Total loan amount(c)	Maximum principal commitment	Interest rate		Interest compounding
Solis Gainesville II	10/3/2026	19,595	5,041	24,636	22,268	19,595	14.0%	(d)	Annually
Solis Kennesaw	5/25/2027	37,870	6,230	44,100	15,922	37,870	14.0%	(d)	Annually
Solis Peachtree Corners	10/31/2027	20,533	3,917	24,450	11,092	28,440	15.0%	(d)	Annually
The Allure at Edinburgh	1/16/2028	9,228	1,639	10,867	9,830	9,228	15.0%	(e)	None
Solis City Park II(f)	4/23/2028	—	—	—	24,313	—	13.0%		Annually
Solis North Creek	8/8/2030	2,364	299	2,663	—	26,767	12.0%	(d)	Annually
Total mezzanine & preferred equity		$89,590	$17,126	106,716	83,425	$121,900
Other notes receivable				12,787	12,219
Allowance for credit losses(g)				(1,706)	(1,472)
Total notes receivable				$117,797	$94,172
________________________________________
(a) The Company does not intend to sell the real estate financing investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
(b) Reflects accrued interest and unused commitment fees, net of discounts due to unamortized equity fees.
(c) Outstanding loan amounts include any accrued and unpaid interest, and accrued fees, as applicable.
(d) The interest rate varies over the life of the loans and the Company also earns an unused commitment fee on amounts not drawn on the loans.
(e) The interest rate varies over the life of the loan.
(f) This note receivable was redeemed on July 10, 2024. Refer below under “Solis City Park II” for further details.
(g) The amounts as of September 30, 2024 and December 31, 2023 exclude $0.6 million and $0.7 million, respectively, of Current Expected Credit Losses (“CECL”) allowance that relates to the unfunded commitments, which were recorded as a liability under other liabilities in the consolidated balance sheets.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and nine months ended September 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Real Estate Financing Project	2024		2023		2024		2023
Solis Gainesville II	$794	(a)(b)	$717	(a)(b)	$2,366	(a)(b)	$1,964	(a)(b)
Solis Kennesaw	1,437	(a)(b)	1,164	(a)	3,988	(a)(b)	1,629	(a)
Solis Peachtree Corners	1,067	(a)(b)	617	(a)(b)	2,867	(a)(b)	617	(a)(b)
The Allure at Edinburgh	348		258		1,036		258
Solis City Park II(c)	127	(a)	740	(a)	1,482	(a)	2,142	(a)
Solis North Creek	299	(b)	—		299	(b)	—
The Interlock(d)	—		—		—		3,647	(a)
Total mezzanine & preferred equity	4,072		3,496		12,038		10,257
Other interest income	629		194		1,921		566
Total interest income	$4,701		$3,690		$13,959		$10,823
________________________________________
(a) Includes recognition of interest income related to fee amortization.
(b) Includes recognition of unused commitment fees.
(c) This note receivable was redeemed on July 10, 2024. Refer below under “Solis City Park II” for further details.

Table of Content
(d) This note receivable was redeemed on May 19, 2023 in connection with the Company’s acquisition of The Interlock.

Solis City Park II

On July 10, 2024, the Company's preferred equity investment in Solis City Park II was redeemed in full for total consideration of $25.8 million, including $5.2 million of interest. Interest for the month of June 2024 was waived as part of the note redemption.

Solis Gainesville II

On July 10, 2024, the Company signed an amendment to the operating agreement for the entity through which the Company owns its real estate financing investment with respect to Solis Gainesville II to reduce the preference rate on the investment from 14.0% to 6.0% starting on January 1, 2025. The Company also received a call option to purchase a controlling interest in the entity that owns Solis Gainesville II at fair market value during the period from January 1, 2025 to December 31, 2025, which option also gives the Company a right of first refusal to buy the property during the same period.

Solis North Creek

On July 10, 2024, the Company entered into a $27.0 million preferred equity investment for the development of a multifamily property located in Huntersville, North Carolina ("Solis North Creek"). The preferred equity investment has economic terms consistent with a note receivable, including a mandatory redemption feature effective on August 8, 2030, and is accounted for as a note receivable. The Company's investment bears interest at a rate of 12.0% for the first 24 months. Beginning on July 10, 2026, the investment will bear interest at a rate of 9.0% for 12 months. On July 10, 2027, the investment will again bear interest at 12.0% through maturity. The interest compounds annually. The Company also earns an unused commitment fee of 4.5% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually. The preferred equity investment was initially subject to a minimum interest guarantee of $8.9 million over the life of the investment.

On August 8, 2024, the Company signed an amendment to the operating agreement for the entity through which the Company owns its real estate financing investment with respect to Solis North Creek to reduce the equity funding requirement from $27.0 million to $26.8 million and the minimum interest guarantee from $8.9 million to $8.8 million.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of September 30, 2024, the Company had five real estate financing investments, which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

The Company updated the risk ratings for each of its notes receivable as of September 30, 2024 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of September 30, 2024 was "Pass" rated. The Company's analysis resulted in an allowance for loan losses of approximately $2.3 million as of September 30, 2024, of which an allowance related to unfunded commitments of approximately $0.6 million as of September 30, 2024 was recorded as other liabilities on the consolidated balance sheet.

Table of Content

At September 30, 2024, the Company reported $117.8 million of notes receivable, net of allowances of $1.7 million. At December 31, 2023, the Company reported $94.2 million of notes receivable, net of allowances of $1.5 million. Changes in the allowance for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,472	$732	$2,204	$1,292	$338	$1,630
Unrealized credit loss provision (release)	294	(181)	113	817	519	1,336
Release due to redemption	(60)	—	(60)	(465)	—	(465)
Ending balance	$1,706	$551	$2,257	$1,644	$857	$2,501

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of September 30, 2024, no loans were placed on non-accrual status.

8. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of September 30, 2024 during the next 12 to 24 months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$104	$21,414	$342	$17,515
Revenue recognized that was included in the balance at the beginning of the period	—	(21,414)	—	(17,515)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	14,318	—	24,570
Transferred to receivables	(106)	—	(342)	—
Construction contract costs and estimated earnings not billed during the period	315	—	440	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	2	(2,437)	—	(1,443)
Ending balance	$315	$11,881	$440	$23,127

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.6 million and $1.9 million were deferred as of September 30, 2024 and December 31, 2023, respectively. Amortization of pre-contract costs for the nine months ended September 30, 2024 and 2023 was $0.1 million and $0.3 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of September 30, 2024 and December 31, 2023, construction receivables included retentions of $41.3 million and $28.7 million, respectively. The Company expects to collect substantially all construction receivables outstanding as

Table of Content
of September 30, 2024 during the next 12 to 24 months. As of September 30, 2024 and December 31, 2023, construction payables included retentions of $45.1 million and $38.2 million, respectively. The Company expects to pay substantially all construction payables outstanding as of September 30, 2024 during the next 12 to 24 months.

The Company’s net position on uncompleted construction contracts comprised the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Costs incurred on uncompleted construction contracts	$931,153	$718,571
Estimated earnings	33,585	26,089
Billings	(976,304)	(765,970)
Net position	$(11,566)	$(21,310)

Construction contract costs and estimated earnings in excess of billings	$315	$104
Billings in excess of construction contract costs and estimated earnings	(11,881)	(21,414)
Net position	$(11,566)	$(21,310)
The above table reflects the net effect of projects closed as of September 30, 2024 and December 31, 2023, as applicable.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning backlog	$302,850	$592,787	$472,169	$665,564
New contracts/change orders	4,886	20,646	80,067	135,414
Work performed	(114,614)	(99,855)	(359,114)	(287,400)
Ending backlog	$193,122	$513,578	$193,122	$513,578

The Company expects to complete a majority of the uncompleted contracts in place as of September 30, 2024 during the next 12 to 24 months.

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

Table of Content
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

As of September 30, 2024 and December 31, 2023, the outstanding balance on the revolving credit facility was $164.0 million and $267.0 million, respectively. The outstanding balance on the term loan facility was $350.0 million as of September 30, 2024 and $300.0 million as of December 31, 2023. As of September 30, 2024, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate swaps, were 6.42% and 6.37%, respectively. After giving effect to interest rate swaps, the effective interest rates on the revolving credit facility and the term loan facility were 4.73% and 4.75%, respectively, as of September 30, 2024. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

As of September 30, 2024 and December 31, 2023, the outstanding balance on the M&T term loan facility was $135.0 million and $100.0 million, respectively. As of September 30, 2024, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 6.37%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.95% as of September 30, 2024. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

Table of Content
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

As of each of September 30, 2024 and December 31, 2023, the outstanding balance on the TD term loan facility was $95.0 million. As of September 30, 2024, the effective interest rate on the TD term loan facility, before giving effect to interest rate swaps, was 6.47%. After giving effect to interest rate swaps, the effective interest rate on the TD term loan facility was 4.85% as of September 30, 2024. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

On September 27, 2024, the Company paid off the $35.0 million, $23.7 million, and $10.9 million balances of the loans secured by the Chronicle Mill mixed-use multifamily, retail, and office property, the Premier mixed-use multifamily and retail property, and the Market at Mill Creek retail property, respectively.

During the nine months ended September 30, 2024, the Company borrowed $25.7 million under its existing construction

Table of Content
loans to fund ongoing development and construction.

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

As of September 30, 2024, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Harbor Point Parcel 3 senior construction loan	$90,000	(a)	1-month SOFR	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	(b)	1-month SOFR	2.75%	4.33%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	(c)	1-month SOFR	2.75%	5.12%	11/1/2023	11/1/2025
Floating rate pool of loans	300,000	(d)	1-month SOFR	2.75%	4.33%	12/1/2023	12/1/2025
Revolving credit facility and TD unsecured term loan	100,000	(e)	Daily SOFR	3.20%	4.84%	5/19/2023	5/19/2026
Thames Street Wharf loan	66,819	(f)	Daily SOFR	0.93%	2.33%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000	(f)	1-month SOFR	3.50%	5.05%	12/6/2022	12/6/2027
Liberty Retail & Apartments loan	21,000	(g)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,000	(g)	1-month SOFR	3.43%	4.98%	12/13/2022	1/21/2028
Total	$1,186,819
________________________________________
(a) This interest rate swap agreement reduces the Company's interest rate exposure on the $180.4 million senior construction loan secured by the Company's Harbor Point Parcel 3 equity method investment as described in Note 6. As such, the loan is not reflected on the Company's consolidated balance sheets. The Company also paid $3.6 million to reduce the swap fixed rate in the period in which it was purchased.
(b) The Company paid $13.3 million to reduce the swap fixed rate in the period in which it was purchased.
(c) This interest rate swap agreement reduces the Company's interest rate exposure on the $109.7 million senior construction loan secured by the Company's Harbor Point Parcel 4 equity method investment as described in Note 6. As such, the loan is not reflected on the Company's consolidated balance sheets. The Company also paid $3.9 million to reduce the swap fixed rate in the period in which it was purchased.
(d) The Company paid $10.5 million to reduce the swap fixed rate in the period in which it was purchased.
(e) Subject to cancellation by the counterparty beginning on May 1, 2025 and the first day of each month thereafter.
(f) Designated as a cash flow hedge.
(g) The Company novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024 and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid, the $67.9 million swap on the senior unsecured loan increased to $79.0 million.

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive income to interest expense in the condensed consolidated statements of comprehensive income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates recognizing approximately $2.1 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive income into earnings to offset the variability of the hedged items during this period.

Table of Content
The Company’s derivatives were comprised of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$1,020,000	$9,157	$(505)	$1,020,000	$20,761	$—
Total derivatives not designated as accounting hedges	1,020,000	9,157	(505)	1,020,000	20,761	—
Derivatives designated as accounting hedges
Interest rate swaps	166,819	3,091	(621)	667,894	7,141	—
Interest rate caps	—	—	—	98,269	960	—
Total derivatives	$1,186,819	$12,248	$(1,126)	$1,786,163	$28,862	$—

The unrealized changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2024 and 2023 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$(20,018)	$4,952	$(10,943)	$12,188
Interest rate caps	(1)	20	22	(346)
Total unrealized change in fair value of interest rate derivatives	$(20,019)	$4,972	$(10,921)	$11,842
Comprehensive income statement presentation:
Change in fair value of derivatives and other	$(16,669)	$1,484	$(12,109)	$1,974
Unrealized cash flow hedge gains	(3,350)	3,488	1,188	9,868
Total unrealized change in fair value of interest rate derivatives	$(20,019)	$4,972	$(10,921)	$11,842

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

During the nine months ended September 30, 2024, the Company issued and sold 2,288,541 shares of common stock at a weighted average price of $11.58 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $26.1 million. During the nine months ended September 30, 2024, the Company did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of November 4, 2024.

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

Table of Content
On August 16, 2024, in connection with the tender by a holder of 6,053 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.1 million.

On September 27, 2024, the Company completed an underwritten public offering of 9.00 million shares of common stock at a public offering price of $10.50 per share, which resulted in gross proceeds of $94.5 million. The Company granted the underwriters an option to purchase 1.35 million shares of common stock at a public offering price of $10.50 per share, which resulted in gross proceeds of $14.2 million. The Company had net proceeds, after deducting the underwriting discount and offering expenses, of $103.5 million.

Noncontrolling Interests

As of September 30, 2024 and December 31, 2023, the Company held a 78.6% and 75.6%, respectively, economic interest in the Operating Partnership. As of September 30, 2024, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 78.6% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of September 30, 2024, there were 21,458,073 Class A Units and 209,897 LTIP Units in the Operating Partnership ("LTIP Units") not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly owned operating and development properties. The noncontrolling interest for consolidated real estate entities was $9.4 million and $10.0 million as of September 30, 2024 and December 31, 2023, respectively, which represents the minority partners' interest in certain joint venture entities.

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

During the nine months ended September 30, 2024, the Company did not repurchase any shares of common stock or Series A Preferred Stock. As of September 30, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the nine months ended September 30, 2024, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Class A Units	12/14/2023	12/27/2023	01/04/2024	$0.195	$17,233
Common Stock/Class A Units	02/20/2024	03/27/2024	04/04/2024	0.205	18,183
Common Stock/Class A Units	06/13/2024	06/26/2024	07/05/2024	0.205	18,272
Common Stock/Class A Units	09/10/2024	09/25/2024	10/03/2024	0.205	18,658
Series A Preferred Stock	12/14/2023	01/02/2024	01/12/2024	0.421875	2,887
Series A Preferred Stock	02/20/2024	04/01/2024	04/15/2024	0.421875	2,887
Series A Preferred Stock	06/13/2024	07/01/2024	07/15/2024	0.421875	2,887
Series A Preferred Stock	09/10/2024	10/01/2024	10/15/2024	0.421875	2,887

Table of Content
12. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan, as amended June 14, 2023 (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, LTIP Units, performance units, and other equity-based awards up to an aggregate of 3,400,000 shares of common stock. As of September 30, 2024, there were 1,112,489 shares available for issuance under the Equity Plan.

During the nine months ended September 30, 2024, the Company granted an aggregate of 286,868 shares of restricted stock, 170,203 LTIP Units, and 50,000 performance units to employees and non-employee directors with a weighted average grant date fair value of $10.72 per share of restricted stock, $9.65 per LTIP Unit, and $9.23 per performance unit, respectively. During the nine months ended September 30, 2024, employees surrendered 105,404 shares of stock for income tax withholdings. During the nine months ended September 30, 2024, 11,453 shares of restricted stock and 23,750 performance units were forfeited in accordance with service conditions of grants. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Executive officers' restricted shares or LTIP Units generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards or LTIP Units may vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Employee performance units generally vest over a period of six years: two-fifths on the last day of a three year performance period, and the remaining three-fifths in equal amounts on the first three anniversaries following the end of the three year performance period, subject to continued service to the Company and certain market conditions. Unvested restricted stock awards, LTIP Units, and performance units are entitled to receive distributions from their grant date.

During the three months ended September 30, 2024 and 2023, the Company recognized $1.0 million and $0.9 million, respectively, of stock-based compensation cost. During the nine months ended September 30, 2024 and 2023, the Company recognized $4.1 million and $3.3 million, respectively, of stock-based compensation cost. As of September 30, 2024, there were 280,636 unvested shares of restricted stock, 119,872 unvested LTIP Units, and 136,875 unvested performance units outstanding; the total unrecognized compensation expense related to unvested shares of restricted stock, unvested LTIP Units, and unvested performance units was $3.1 million, which the Company expects to recognize over the next 63 months.

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

Table of Content
The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(a)	$1,336,246	$1,317,011	$1,407,323	$1,389,296
Notes receivable, net	117,797	117,797	94,172	94,172
Interest rate swap liabilities	1,126	1,126	—	—
Interest rate swap and cap assets	12,248	12,248	28,862	28,862
________________________________________
(a) Excludes $8.3 million and $10.4 million of deferred financing costs as of September 30, 2024 and December 31, 2023, respectively.

14. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue and gross profit from construction contracts with these entities for the nine months ended September 30, 2024 and 2023 were nominal. There were no outstanding construction receivables due from related parties as of September 30, 2024 and December 31, 2023.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures. See Note 6 for more information. During the three and nine months ended September 30, 2024, the Company recognized gross profit of $0.2 million and $0.5 million, respectively, relating to these construction contracts. During the three and nine months ended September 30, 2023, the Company recognized gross profit of $0.3 million and $1.0 million, respectively, relating to these construction contracts.
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

Guarantees

In connection with certain of the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of September 30, 2024, the Company had an outstanding guarantee liability of $0.1 million related to the $32.9 million guarantee of the senior loan secured by Harbor Point Parcel 4.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under

Table of Content
performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $8.3 million and $6.5 million as of September 30, 2024 and December 31, 2023, respectively.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of September 30, 2024, the Company had six notes receivable with a total of $43.3 million of unfunded commitments. These unfunded commitments consist of $34.8 million of unfunded principal and $8.5 million of unfunded contingency. The Company considers the probability of contingency funding to be remote. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of September 30, 2024, the Company has recorded a $0.6 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in other liabilities in the consolidated balance sheet. See Note 7 for more information.

16. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for disclosure.

Indebtedness

In October 2024, the Company had net borrowings of $20.0 million on the revolving credit facility.

In October 2024, the Company borrowed $4.6 million on its construction loan to fund development activities.

Equity

In October 2024, in connection with the tender by holders of Class A Units of 1,550 Class A Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of less than $0.1 million.

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

During the three and nine months ended September 30, 2024, we recognized $0.1 million and $1.5 million, respectively, of interest income on the note.

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

On July 10, 2024, we signed an amendment to the operating agreement for the entity through which we own our real estate financing investment with respect to Solis Gainesville II to reduce the preference rate on the investment from 14% to 6% starting on January 1, 2025. We also received a call option to purchase a controlling interest in the entity that owns Solis Gainesville II at fair market value during the period from January 1, 2025 to December 31, 2025, which option also gives us a right of first refusal to buy the property during the same period.

The balance on the Solis Gainesville II note was $24.6 million as of September 30, 2024, which includes $4.8 million of cumulative accrued interest, $0.4 million of cumulative accrued unused commitment fees and a discount of $0.1 million due to unamortized equity fees. During the three and nine months ended September 30, 2024, we recognized $0.8 million and $2.4 million, respectively, of interest income on the note. As of September 30, 2024, this note was fully funded and the development property was approximately 53% leased.

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

The balance on the Solis Kennesaw note was $44.1 million as of September 30, 2024, which includes $3.7 million of cumulative accrued interest, $2.9 million of cumulative accrued unused commitment fees and a discount of $0.4 million due to unamortized equity fees. During the three and nine months ended September 30, 2024, we recognized $1.4 million and $4.0 million, respectively, of interest income on the note.

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

The balance on the Solis Peachtree Corners note was $24.5 million as of September 30, 2024, which includes $2.2 million of cumulative accrued interest, $2.0 million of cumulative accrued unused commitment fees and a discount of $0.3 million due to unamortized equity fees. During the three and nine months ended September 30, 2024, we recognized $1.1 million and $2.9 million, respectively, of interest income on the note.

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

The balance on The Allure at Edinburgh note was $10.9 million as of September 30, 2024, which includes $1.6 million of cumulative accrued interest. During the three and nine months ended September 30, 2024, we recognized $0.3 million and $1.0 million, respectively, of interest income on the note. As of September 30, 2024, this note was fully funded.

Solis North Creek

On July 10, 2024, we entered into a $27.0 million preferred equity investment for the development of a multifamily property located in Huntersville, North Carolina ("Solis North Creek"). The preferred equity investment has economic terms consistent with a note receivable, including a mandatory redemption feature effective on August 8, 2030, and it is accounted for as a note receivable. Our investment bears interest at a rate of 12.0% for the first 24 months. Beginning on July 10, 2026, the investment will bear interest at a rate of 9.0% for 12 months. On July 10, 2027, the investment will again bear interest at 12.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 4.5% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually. The preferred equity investment was initially subject to a minimum interest guarantee of $8.9 million over the life of the investment.

On August 8, 2024, the Company signed an amendment to the operating agreement for the entity through which we own our real estate financing investment with respect to Solis North Creek to reduce the equity funding requirement from $27.0 million to $26.8 million and the minimum interest guarantee from $8.9 million to $8.8 million.

The balance on the Solis North Creek note was $2.7 million as of September 30, 2024, which includes less than $0.1 million of cumulative accrued interest and $0.3 million of cumulative accrued unused commitment fees. During each of the three and nine months ended September 30, 2024, we recognized $0.3 million of interest income on the note.

Third Quarter 2024 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2024 and other recent developments:

•Net loss attributable to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $10.4 million, or $0.11 per diluted share, compared to net income attributable to common stockholders and OP Unitholders of $5.3 million, or $0.06 per diluted share, for the three months ended September 30, 2023.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $12.7 million, or $0.14 per diluted share, compared to $27.6 million, or $0.31 per diluted share, for the three months ended September 30, 2023. See "Non-GAAP Financial Measures."

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $31.4 million, or $0.35 per diluted share, compared to $27.7 million, or $0.31 per diluted share, for the three months ended September 30, 2023. See "Non-GAAP Financial Measures."

•As of September 30, 2024, weighted average stabilized portfolio occupancy was 95.4%. Retail occupancy was 96.2%, office occupancy was 94.7%, and multifamily occupancy was 95.3%.

•Positive spreads on renewals across all segments:
▪Retail 13.1% (GAAP) and 7.8% (Cash)
▪Office 18.5% (GAAP) and 0.8% (Cash)
▪Multifamily 1.8% (GAAP and Cash)

Table of Content
•Executed 28 lease renewals and 9 new leases during the third quarter for an aggregate of 273,212 of net rentable square feet.

•Office Same Store NOI increased 6.1% on a GAAP basis compared to the quarter ended September 30, 2023.

•Third-party construction backlog as of September 30, 2024 was $193.1 million and construction gross profit for the third quarter was $3.4 million.

•During the third quarter of 2024, unrealized losses on non-designated interest rate derivatives that negatively affected FFO were $16.7 million. As of September 30, 2024, the value of the Company’s entire interest rate derivative portfolio, net of unrealized losses, was $11.1 million. These losses are excluded from normalized FFO.

•In July, we realized $25.8 million in cash upon full redemption of the Solis City Park II preferred equity investment.

•Raised $108.7 million of gross proceeds in an underwritten public offering of 10.35 million shares of our common stock at a public offering price of $10.50 per share. Net proceeds, after deducting the underwriting discount and offering expenses, totaled $103.5 million.

•On September 27, 2024, the Company paid off the $35.0 million, $23.7 million, and $10.9 million balances of the loans secured by the Chronicle Mill mixed-use multifamily, retail, and office property, the Premier mixed-use multifamily and retail property, and the Market at Mill Creek retail property, respectively.

Segment Results of Operations

As of September 30, 2024, we operated our business in five segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Our general contracting and real estate services segment is conducted through our taxable REIT subsidiary ("TRS"). Net operating income ("NOI") is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues for our property segments, general contracting and real estate services revenues for our general contracting and real estate services segment, and interest income for our real estate financing segment. Segment expenses include rental expenses and real estate taxes for our property segments, general contracting and real estate services expenses for our general contracting and real estate services segment, and interest expense for our real estate financing segment. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and construction businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Since our Annual Report on Form 10-K for the year ended December 31, 2023, we retrospectively reclassified certain components of mixed-use properties between the retail, office, and multifamily real estate segments in order to align the components of those properties with their tenant composition. As a result, NOI for the three months ended September 30, 2023 increased $0.5 million for the retail real estate segment, and decreased less than $0.1 million and $0.4 million for the office and multifamily real estate segments, respectively. NOI for the nine months ended September 30, 2023 increased $1.3 million and less than $0.1 for the retail and office real estate segments, respectively, and decreased $1.4 million for the multifamily real estate segment. These reclassifications had no effect on total property NOI as previously reported. These reclassifications also had no impact on our general contracting and real estate services or real estate financing segments.

Table of Content
Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$26,161	$26,502	(341)	77,905	$74,749	$3,156
Property expenses	7,570	6,611	959	21,399	18,936	2,463
Segment NOI	$18,591	$19,891	(1,300)	56,506	$55,813	$693

Retail segment NOI for the three months ended September 30, 2024 decreased 6.5% compared to the three months ended September 30, 2023, primarily due to decreased parking income at The Interlock Retail, the commencement of operations of Southern Post Retail in the third quarter of 2024, and a nonrecurring collection of bad debt that occurred in 2023 for Harrisonburg Regal. Retail segment NOI for the nine months ended September 30, 2024 is materially consistent with the nine months ended September 30, 2023.

Retail Same Store Results

Retail same store results for the three and nine months ended September 30, 2024 and 2023 exclude Southern Post Retail and Columbus Village II due to redevelopment. Retail same store results for the nine months ended September 30, 2024 and 2023 also exclude Chronicle Mill Retail and The Interlock Retail.

Retail same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$25,834	$26,224	$(390)	$69,324	$69,223	$101
Property expenses	6,746	6,148	598	17,572	16,543	1,029
Same Store NOI	$19,088	$20,076	$(988)	$51,752	$52,680	$(928)
Non-Same Store NOI	(497)	(185)	(312)	4,754	3,133	1,621
Segment NOI	$18,591	$19,891	$(1,300)	$56,506	$55,813	$693

Retail same store NOI for the three and nine months ended September 30, 2024 decreased 4.9% and 1.8%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to increased costs such as repairs and maintenance, contracted services, utilities and insurance, and professional fees, as well as decreased parking income.

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$27,784	$22,052	$5,732	$72,532	$62,338	$10,194
Property expenses	8,667	8,202	465	24,503	22,935	1,568
Segment NOI	$19,117	$13,850	$5,267	$48,029	$39,403	$8,626

Office segment NOI for the three and nine months ended September 30, 2024 increased 38.0% and 21.9%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to the receipt of a termination fee from one of our tenants at Wills Wharf and the addition of new tenants at Wills Wharf, as well as the acquisition of The Interlock Office in May 2023.

Table of Content
Office Same Store Results

Office same store results for the three and nine months ended September 30, 2024 and 2023 exclude Southern Post Office. Office same store results for the nine months ended September 30, 2024 and 2023 also exclude Chronicle Mill Office and The Interlock Office.

Office same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$23,474	$22,052	$1,422	$61,584	$58,536	$3,048
Property expenses	8,434	7,883	551	21,968	21,004	964
Same Store NOI(1)	$15,040	$14,169	$871	$39,616	$37,532	$2,084
Non-Same Store NOI(1)	4,077	(319)	4,396	8,413	1,871	6,542
Segment NOI	$19,117	$13,850	$5,267	$48,029	$39,403	$8,626
________________________________________
(1) Same Store NOI excludes a $4.0 million termination fee received from one of our tenants at the Wills Wharf property and $0.3 million of accelerated straight-line rent effect from the termination of such tenant's lease for the three and nine months ended September 30, 2024. The impact of the same is included in Non-Same Store NOI.

Office same store NOI for the three and nine months ended September 30, 2024 increased 6.1% and 5.6%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to new tenants at Wills Wharf.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$14,653	$14,359	$294	$43,307	$41,995	$1,312
Property expenses	6,599	5,810	789	18,437	16,431	2,006
Segment NOI	$8,054	$8,549	$(495)	$24,870	$25,564	$(694)

Multifamily segment NOI for the three and nine months ended September 30, 2024 decreased 5.8% and 2.7%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to the commencement of operations at Chandler Residences in April 2024, as well as increased utilities and repairs and maintenance at Chronicle Mill Apartments.

Multifamily Same Store Results

Multifamily same store results for the three and nine months ended September 30, 2024 and 2023 exclude Chandler Residences. Multifamily same store results for the nine months ended September 30, 2024 and 2023 also exclude Chronicle Mill Apartments.

Table of Content
Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Rental revenues	$14,366	$14,359	$7	$39,394	$38,635	$759
Property expenses	5,944	5,617	327	15,815	14,804	1,011
Same Store NOI	$8,422	$8,742	$(320)	$23,579	$23,831	$(252)
Non-Same Store NOI	(368)	(193)	(175)	1,291	1,733	(442)
Segment NOI	$8,054	$8,549	$(495)	$24,870	$25,564	$(694)

Multifamily same store NOI for the three and nine months ended September 30, 2024 decreased 3.7% and 1.1%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to increased utilities and repair and maintenance.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
General contracting and real estate services revenues	$114,353	$99,408	$14,945	$358,167	$286,220	$71,947
General contracting and real estate services expenses	110,987	96,095	14,892	346,385	276,336	70,049
Segment gross profit	$3,366	$3,313	$53	$11,782	$9,884	$1,898
Operating margin (1)	2.9%	3.3%	(0.4)%	3.3%	3.5%	(0.2)%
________________________________________
(1)50% and 90% of gross profit attributable to our T. Rowe Price Global HQ and Allied | Harbor Point development projects, respectively, is not reflected within general contracting and real estate services revenues due to elimination. The Company is still entitled to receive cash proceeds in relation to the eliminated amounts. Prior to any gross profit eliminations attributable to these projects, operating margin was 3.2% and 3.6% for the three and nine months ended September 30, 2024, respectively, and 3.8% and 3.9% for the three and nine months ended September 30, 2023, respectively.

General contracting and real estate services segment gross profit for the three and nine months ended September 30, 2024 increased $0.1 million and $1.9 million, respectively, compared to the three and nine months ended September 30, 2023, primarily due to an increase in work performed in the execution of our backlog and the recognition of savings from unused contingencies for certain contracts.

The changes in third party construction backlog for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning backlog	$302,850	$592,787	$472,169	$665,564
New contracts/change orders	4,886	20,646	80,067	135,414
Work performed	(114,614)	(99,855)	(359,114)	(287,400)
Ending backlog	$193,122	$513,578	$193,122	$513,578

As of September 30, 2024, we had $48.0 million in the backlog relating to the Harbor Point Parcel 3 and Harbor Point Parcel 4 developments in Baltimore.

Table of Content
Real Estate Financing Segment Data

Real estate financing interest income, interest expense, and gross profit for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Interest income	$4,072	$3,496	$576	$12,038	$10,257	$1,781
Interest expense	1,724	728	996	4,823	2,634	2,189
Segment gross profit	$2,348	$2,768	$(420)	$7,215	$7,623	$(408)
Operating margin	57.7%	79.2%	(21.5)%	59.9%	74.3%	(14.4)%

Real estate financing gross profit for the three and nine months ended September 30, 2024 decreased 15.2% and 5.4%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to the effect of increased funded balances and the increase to allocated interest costs in connection therewith, partially offset by an increase in recognized interest income.

Table of Content
Consolidated Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2024 and 2023 (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues
Rental revenues	$68,598	$62,913	$5,685	$193,744	$179,082	$14,662
General contracting and real estate services revenues	114,353	99,408	14,945	358,167	286,220	71,947
Interest income	4,701	3,690	1,011	13,959	10,823	3,136
Total revenues	187,652	166,011	21,641	565,870	476,125	89,745

Expenses
Rental expenses	16,652	14,756	1,896	46,344	41,392	4,952
Real estate taxes	6,184	5,867	317	17,995	16,910	1,085
General contracting and real estate services expenses	110,987	96,095	14,892	346,385	276,336	70,049
Depreciation and amortization	23,289	22,462	827	64,513	60,808	3,705
Amortization of right-of-use assets - finance leases	395	425	(30)	1,184	1,049	135
General and administrative expenses	5,187	4,286	901	15,564	13,786	1,778
Acquisition, development, and other pursuit costs	2	—	2	5,530	18	5,512
Impairment charges	—	5	(5)	1,494	107	1,387
Total expenses	162,696	143,896	18,800	499,009	410,406	88,603
Gain on real estate dispositions, net	—	227	(227)	—	738	(738)
Operating Income	24,956	22,342	2,614	66,861	66,457	404
Interest expense	(21,387)	(15,444)	(5,943)	(60,589)	(41,375)	(19,214)
Loss on extinguishment of debt	(113)	—	(113)	(113)	—	(113)
Change in fair value of derivatives and other	(10,308)	2,466	(12,774)	6,978	5,024	1,954
Unrealized credit loss provision	(198)	(694)	496	(53)	(871)	818
Other income (expense), net	96	63	33	254	324	(70)
(Loss) income before taxes	(6,954)	8,733	(15,687)	13,338	29,559	(16,221)
Income tax (provision) benefit	(592)	(310)	(282)	120	(834)	954
Net (loss) income	(7,546)	8,423	(15,969)	13,458	28,725	(15,267)
Net loss (income) attributable to noncontrolling interests in investment entities	17	(193)	210	(34)	(616)	582
Preferred stock dividends	(2,887)	(2,887)	—	(8,661)	(8,661)	—
Net (loss) income attributable to common stockholders and OP Unitholders	$(10,416)	$5,343	$(15,759)	$4,763	$19,448	$(14,685)

Table of Content
Rental revenues for the three and nine months ended September 30, 2024 increased 9.0% and 8.2%, respectively, compared to the three and nine months ended September 30, 2023 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Retail	$26,161	$26,502	$(341)	$77,905	$74,749	$3,156
Office	27,784	22,052	5,732	72,532	62,338	10,194
Multifamily	14,653	14,359	294	43,307	41,995	1,312
	$68,598	$62,913	$5,685	$193,744	$179,082	$14,662

 Retail rental revenues for the three months ended September 30, 2024 was materially consistent with the three months ended September 30, 2023. Retail rental revenues for the nine months ended September 30, 2024 increased 4.2% compared to the nine months ended September 30, 2023, primarily as a result of the acquisition of The Interlock Retail in May 2023.

Office rental revenues for the three and nine months ended September 30, 2024 increased 26.0% and 16.4%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to the receipt of termination fees from one of our tenants at Wills Wharf and the addition of new tenants at Wills Wharf.

Multifamily rental revenues for the three and nine months ended September 30, 2024 increased 2.0% and 3.1%, respectively, compared to the three and nine months ended September 30, 2023, as a result of the commencement of operations at Chandler Residences in April 2024.

General contracting and real estate services revenues for the three and nine months ended September 30, 2024 increased $14.9 million and $71.9 million, respectively, compared to the three and nine months ended September 30, 2023 due to the execution of our backlog and the recognition of savings from unused contingencies for certain contracts.

Interest income for the three and nine months ended September 30, 2024 increased 27.4% and 29.0%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to higher outstanding principal balances on our real estate financing investments, interest earned on unused commitments on real estate financing investments, and higher interest bearing cash deposits.

Rental expenses for the three and nine months ended September 30, 2024 increased 12.8% and 12.0%, respectively, compared to the three and nine months ended September 30, 2023 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Retail	$5,104	$4,227	$877	$14,099	$11,944	$2,155
Office	6,307	5,950	357	17,793	16,441	1,352
Multifamily	5,241	4,579	662	14,452	13,007	1,445
	$16,652	$14,756	$1,896	$46,344	$41,392	$4,952

Retail rental expenses for the three and nine months ended September 30, 2024 increased 20.7% and 18.0%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to inflationary increases in reimbursable expenses, such as contracted property services, repairs and maintenance, and compensation..

Office rental expenses for the three and nine months ended September 30, 2024 increased 6.0% and 8.2%, respectively, compared to the three and nine months ended September 30, 2023, primarily as a result of the acquisition of The Interlock Office in May 2023, increased occupancy at Wills Wharf, and increased occupancy at Constellation Office.

Multifamily rental expenses for the three and nine months ended September 30, 2024 increased 14.5% and 11.1%, respectively, compared to the three and nine months ended September 30, 2023, primarily as a result of the commencement of operations at Chandler Residences in April 2024 and increased utilities and repairs and maintenance.

Table of Content
Real estate taxes for the three and nine months ended September 30, 2024 increased 5.4% and 6.4%, respectively, compared to the three and nine months ended September 30, 2023 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Retail	$2,466	$2,384	$82	$7,300	$6,992	$308
Office	2,360	2,252	108	6,710	6,494	216
Multifamily	1,358	1,231	127	3,985	3,424	561
	$6,184	$5,867	$317	$17,995	$16,910	$1,085

Retail real estate taxes for the three and nine months ended September 30, 2024 increased 3.4% and 4.4%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to increased assessments with respect to our properties located in Virginia Beach.

Office real estate taxes for the three and nine months ended September 30, 2024 increased 4.8% and 3.3%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to tax credits received with respect to our properties located in Baltimore, Maryland.

Multifamily real estate taxes for the three and nine months ended September 30, 2024 increased 10.3% and 16.4%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to the commencement of operations at Chandler Residences in April 2024.

General contracting and real estate services expenses for the three and nine months ended September 30, 2024 increased $14.9 million and $70.0 million, respectively, compared to the three and nine months ended September 30, 2023 primarily due to an increase in work performed in the execution of our backlog.

Depreciation and amortization for the three and nine months ended September 30, 2024 increased 3.7% and 6.1%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to the acquisition of The Interlock in May 2023 and the placement of assets into service from development (Southern Post Retail, Southern Post Office, and Chandler Residences).

Amortization of right-of-use assets - finance leases for the three months ended September 30, 2024 was materially consistent with the three months ended September 30, 2023. Amortization of right-of-use assets - finance leases for the nine months ended September 30, 2024 increased 12.9% compared to the nine months ended September 30, 2023, primarily due to the ground lease assumed in connection with the acquisition of The Interlock in May 2023.
General and administrative expenses for the three and nine months ended September 30, 2024 increased 21.0% and 12.9%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to severance costs.

Acquisition, development, and other pursuit costs for the nine months ended September 30, 2024 related to the write off of development costs related to an undeveloped land parcel in predevelopment located in Charlotte, North Carolina. Acquisition, development, and other pursuit costs for the three months ended September 30, 2024 and the nine months ended September 30, 2023 were immaterial. There were no acquisition, development, and other pursuit costs for the three months ended September 30, 2023. Refer to Note 5 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for more information.

There were no impairment charges for the three months ended September 30, 2024. Impairment charges for the nine months ended September 30, 2024 relate to the impairment of an undeveloped land parcel in predevelopment located in Charlotte, North Carolina. Refer to Note 5 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for more information.

Interest expense for the three and nine months ended September 30, 2024 increased 38.5% and 46.4%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to higher levels of indebtedness in connection with the funding of development projects, real estate financing investments, and acquisitions, as well as the expiration of derivatives designated as cash flow hedges.

Table of Content
The change in fair value of derivatives and other for the three and nine months ended September 30, 2024 includes an increase in interest receipts for non-designated derivatives due to an increase in the amount of non-designated derivatives, and a decrease in the fair value of our derivative instruments due to decreases in forward SOFR (the Secured Overnight Financing Rate).

Changes in unrealized credit loss provision for the three and nine months ended September 30, 2024 were primarily the result of the release of the provision related to the Solis City Park II real estate financing investment, which was partially offset by increases in note receivable balances for the real estate financing investments and the closing of the Solis North Creek real estate financing investment.

Changes in other income, net for the three and nine months ended September 30, 2024 were immaterial.

Income tax (provision) benefit for the nine months ended September 30, 2024 was primarily attributable to the impairment of real estate of $1.5 million and development costs of $5.5 million that were recognized during the period related to undeveloped land under predevelopment, which had an attributable income tax benefit of $1.6 million. The income tax provision that we recognized during the three and nine months ended September 30, 2024 and 2023, which, for the three months ended September 30, 2024, fully offset and for the nine months ended September 30, 2024, partially offset the income tax benefit discussed above, were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of September 30, 2024, we had unrestricted cash and cash equivalents of $43.9 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $1.9 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of September 30, 2024, we had $102.6 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $18.0 million of available borrowings under our construction loans to fund development activities. During the three months ended September 30, 2024, we decreased outstanding borrowings on our revolving credit facility by $23.0 million. The funds used to pay down the debt were procured through our underwritten public offering of common stock described below.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. We continue to implement this transformation in the current fiscal year. As of September 30, 2024, unsecured debt represented 55.9% of our total borrowings compared to 52.4% as of September 30, 2023.

We have no loans scheduled to mature during the remainder of 2024.

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

During the nine months ended September 30, 2024, we issued and sold 2,288,541 shares of common stock at a weighted average price of $11.58 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $26.1 million. During the nine months ended September 30, 2024, we did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of November 4, 2024.

Recent Common Stock Offering

On September 27, 2024, the Company completed an underwritten public offering of 9.00 million shares of common stock at a public offering price of $10.50 per share, which resulted in gross proceeds of $94.5 million. The Company granted the underwriters an option to purchase 1.35 million shares of common stock at a public offering price of $10.50 per share, which resulted in gross proceeds of $14.2 million. The Company had net proceeds, after deducting the underwriting discount and offering expenses, of $103.5 million.

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

During the nine months ended September 30, 2024, we did not repurchase any shares of common stock or Series A Preferred Stock. As of September 30, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $266.6 million, as of September 30, 2024.

Table of Content

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

Table of Content
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

Table of Content
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

Table of Content
Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2024 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date (b)	Balance at Maturity
Secured Debt
Red Mill South	4,591		3.57%	3.57%		May 1, 2025	$4,383
The Everly	30,000	SOFR+	1.50%	6.32%		December 20, 2025	30,000
Encore Apartments & 4525 Main Street	52,518		2.93%	2.93%		February 10, 2026	50,726
Southern Post	55,611	SOFR+	2.25%	7.07%		August 25, 2026	55,611
Thames Street Wharf	66,819	SOFR+	1.30%	2.33%	(c)	September 30, 2026	60,973
Constellation Energy Building	175,000	SOFR+	1.50%	6.43%	(c)	November 1, 2026	175,000
Southgate Square	24,682	SOFR+	1.90%	6.82%		December 21, 2026	22,811
Nexton Square	21,121	SOFR+	1.95%	6.77%		June 30, 2027	19,487
Liberty	20,331	SOFR+	1.50%	4.93%		September 27, 2027	19,230
Greenbrier Square	19,282		3.74%	3.74%		October 10, 2027	18,049
Lexington Square	13,371		4.50%	4.50%		September 1, 2028	12,044
Red Mill North	3,872		4.73%	4.73%		December 31, 2028	3,295
Greenside Apartments	30,521		3.17%	3.17%		December 15, 2029	26,095
Smith's Landing	13,837		4.05%	4.05%		June 1, 2035	384
The Edison	14,877		5.30%	5.30%		December 1, 2044	100
The Cosmopolitan	39,691		3.35%	3.35%		July 1, 2051	187
Total Secured Debt	$586,124						$498,375
Unsecured Debt
TD Unsecured Term Loan	$95,000	SOFR+	1.35%-1.90%	4.85%	(c)	May 19, 2025	$95,000
Senior Unsecured Revolving Credit Facility	159,000	SOFR+	1.30%-1.85%	6.42%		January 22, 2027	159,000
Senior Unsecured Revolving Credit Facility (Fixed)	5,000	SOFR+	1.30%-1.85%	4.80%	(c)	January 22, 2027	5,000
M&T Unsecured Term Loan	35,000	SOFR+	1.25%-1.80%	6.37%		March 8, 2027	35,000
M&T Unsecured Term Loan (Fixed)	100,000	SOFR+	1.25%-1.80%	5.05%	(c)	March 8, 2027	100,000
Senior Unsecured Term Loan	271,000	SOFR+	1.25%-1.80%	6.37%		January 21, 2028	271,000
Senior Unsecured Term Loan (Fixed)	79,000	SOFR+	1.25%-1.80%	4.98%	(c)	January 21, 2028	79,000
Total Unsecured Debt	744,000						744,000
Total Principal Balances	$1,330,124						$1,242,375
Other notes payable(d)	6,122
Unamortized GAAP Adjustments	(8,275)
Indebtedness, Net	$1,327,971
_______________________________________
(a) SOFR is determined by individual lenders.
(b) Does not reflect the effect of any maturity extension options.
(c) Includes debt subject to interest rate swap locks.
(d) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 39-year remaining lease term.

As of September 30, 2024, we were in compliance with all loan covenants on our outstanding indebtedness.
As of September 30, 2024, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)(3)	Amount Due	Percentage of Total
2024 (excluding the nine months ended September 30, 2024)	$2,631	*
2025	139,795	11%
2026	373,271	28%
2027	360,561	27%
2028	369,321	28%
Thereafter	84,545	6%
Total	$1,330,124	100%
________________________________________

Table of Content
(1) Does not reflect the effect of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.
(3) Debt principal payments and maturities exclude increased ground lease payments at 1405 Point which are classified as a note payable in our consolidated balance sheets.
* Less than one percent

Interest Rate Derivatives

As of September 30, 2024, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Harbor Point Parcel 3 senior construction loan	$90,000	1-month SOFR	(a)	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	1-month SOFR	(b)	2.75%	4.33%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	1-month SOFR	(c)	2.75%	5.12%	11/01/2023	11/01/2025
Floating rate pool of loans	300,000	1-month SOFR	(d)	2.75%	4.33%	12/01/2023	12/01/2025
Revolving credit facility and TD unsecured term loan	100,000	Daily SOFR	(e)	3.20%	4.84%	05/19/2023	5/19/2026
Thames Street Wharf loan	66,819	Daily SOFR	(f)	0.93%	2.33%	09/30/2021	9/30/2026
M&T unsecured term loan	100,000	1-month SOFR	(f)	3.50%	5.05%	12/06/2022	12/06/2027
Liberty Retail & Apartments loan	21,000	1-month SOFR	(g)	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,000	1-month SOFR	(g)	3.43%	4.98%	12/13/2022	1/21/2028
Total	$1,186,819
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
(f) Designated as a cash flow hedge.
(g) We novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024, and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid, the $67.9 million swap on the senior unsecured loan increased to $79.0 million.
Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of September 30, 2024, we had an outstanding guarantee liability of $0.1 million related to the $32.9 million guarantee of the senior loan secured by Harbor Point Parcel 4.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we are responsible for providing a completion guarantee to the lender for this project.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of September 30, 2024, our off-balance sheet arrangements consisted of $43.3 million of unfunded commitments of our notes receivable. These unfunded commitments consist of $34.8 million of unfunded principal and $8.5 million of unfunded contingency. We consider the probability of contingency funding to be remote. We have recorded a $0.6 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated

Table of Content
balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Operating activities	$91,217	$78,290	$12,927
Investing activities	(67,584)	(177,327)	109,743
Financing activities	(8,073)	82,177	(90,250)
Net increase (decrease)	$15,560	$(16,860)	$32,420
Cash, cash equivalents, and restricted cash, beginning of period	$30,166	$51,865
Cash, cash equivalents, and restricted cash, end of period	$45,726	$35,005

During the nine months ended September 30, 2024, net cash provided by operating activities increased $12.9 million compared to the nine months ended September 30, 2023, primarily due to an increase in portfolio NOI and construction gross profit, as well as the timing of payments for construction and rental payables, partially offset by an increase in interest expense.

During the nine months ended September 30, 2024, net cash used in investing activities decreased $109.7 million compared to the nine months ended September 30, 2023, primarily due to lower capital expenditures on development properties, lower contributions to equity method investments, and proceeds from the repayment of our Solis City Park II real estate financing investment.

During the nine months ended September 30, 2024, net cash provided by financing activities decreased $90.3 million compared to the nine months ended September 30, 2023, primarily due to decreased borrowings on the revolving credit facility as well as the payoff of secured debt in 2024, partially offset by higher net proceeds from sale of common stock.

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

Table of Content
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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and nine months ended September 30, 2024 and 2023 to net income, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share and unit amounts)
Net (loss) income attributable to common stockholders and OP Unitholders	$(10,416)	$5,343	$4,763	$19,448
Depreciation and amortization, net(1)	23,070	22,239	63,855	60,139
Gain on operating real estate dispositions, net(2)	—	—	—	—
Impairment of real estate assets	—	—	1,494	—
FFO attributable to common stockholders and OP Unitholders	12,654	27,582	70,112	79,587
Acquisition, development, and other pursuit costs	2	—	5,530	18
Accelerated amortization of intangible assets and liabilities	(5)	5	(5)	(615)
Loss on extinguishment of debt	113	—	113	—
Unrealized credit loss provision	198	694	53	871
Amortization of right-of-use assets - finance leases	395	425	1,184	1,049
Decrease (increase) in fair value of derivatives not designated as cash flow hedges	16,669	(1,484)	12,109	(1,974)
Amortization of interest rate derivatives on designated cash flow hedges	73	513	454	3,598
Severance related costs	1,339	—	1,506	—
Normalized FFO available to common stockholders and OP Unitholders	$31,438	$27,735	$91,056	$82,534
Net (loss) income attributable to common stockholders and OP Unitholders per diluted share and unit	$(0.11)	$0.06	$0.05	$0.22
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.14	$0.31	$0.79	$0.90
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.35	$0.31	$1.02	$0.93
Weighted average common shares and units - diluted	90,598	89,589	89,293	88,908
________________________________________

(1) The adjustment for depreciation and amortization for the three and nine months ended September 30, 2024 excludes $0.2 million and $0.7 million, respectively, of depreciation attributable to our partners. The adjustment for depreciation and amortization for the three and nine months ended September 30, 2023 excludes $0.2 million and $0.7 million, respectively, of depreciation attributable to our partners.

(2) The adjustment for gain on operating real estate dispositions for each of the three and nine months ended September 30, 2023 excludes $0.2 million for the gain on the disposition of a non-operating parcel adjacent to Brooks Crossing Retail. The adjustment for gain on operating real estate dispositions for the nine months ended September 30, 2023 also excludes $0.5 million for the gain on the disposition of a non-operating parcel at Market at Mill Creek.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2024, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of OP Units in the Operating Partnership may tender their OP Units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of our common stock at the time of redemption or, at our option and sole discretion, for shares of common stock on a one-for-one basis. During the three months ended September 30, 2024, we elected to satisfy certain redemption requests by issuing a total of 79,650 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

We did not repurchase any common stock or Series A Preferred Stock under the Share Repurchase Program for the three months ended September 30, 2024. As of September 30, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Table of Content
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: November 7, 2024	/s/ Louis S. Haddad
Louis S. Haddad
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)