Form 10-K
period 2024-12-31
Armada Hoffler Properties, Inc.
filed 2025-02-28
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35908
_________________________________________________________________
ARMADA HOFFLER PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________________________

Maryland				46-1214914
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
222 Central Park Avenue		,	Suite 1000
Virginia Beach	,	Virginia		23462
(Address of principal executive offices)				(Zip Code)
Registrant’s Telephone Number, Including Area Code: (757) 366-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AHH	New York Stock Exchange
6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	AHHPrA	New York Stock Exchange
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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $66,068,098 million, based on the closing sales price of $11.09 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of February 21, 2025, the registrant had 79,918,740 shares of common stock outstanding. In addition, as of February 21, 2025, Armada Hoffler, L.P., the registrant's operating partnership subsidiary (the "Operating Partnership"), had 21,401,367 common units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant). Based on the 79,918,740 shares of common stock and 21,401,367 OP Units held by limited partners other than the registrant, the registrant had a total common equity market capitalization of $902,762,153 as of February 21, 2025 (based on the closing sales price of $8.91 on the New York Stock Exchange on such date).

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2024.

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2024

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
•We may be unable to identify and complete acquisitions and development opportunities of properties that meet our investment criteria, which may materially and adversely affect our results of operations, cash flow, and growth prospects.
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

We are a vertically-integrated, self-managed REIT with over four decades of experience managing high-quality properties located primarily in the Mid-Atlantic and Southeastern United States. Our focus is to deliver long-term, sustainable shareholder value by consistently investing in and operating the highest-quality assets, maintaining a robust and resilient balance sheet, and fostering a dynamic, highly skilled team. In addition to the ownership of our operating property portfolio, we historically have developed and built properties for our own account and through joint ventures between us and unaffiliated partners and invested in development projects through real estate financing arrangements.

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2024, we owned, through a combination of direct and indirect interests, 78.6% of the common units of limited partnership interest in our Operating Partnership ("OP Units").

2024 and Recent Highlights

The following highlights our results of operations and significant transactions for the year ended December 31, 2024:

•Net income attributable to common stockholders and holders of OP Units ("OP Unitholders") of $30.9 million, or $0.33 per diluted share, for the year ended December 31, 2024.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $99.8 million, or $1.08 per diluted share, for the year ended December 31, 2024. See "Non-GAAP Financial Measures."

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $118.9 million, or $1.29 per diluted share, for the year ended December 31, 2024. See "Non-GAAP Financial Measures."

•As of December 31, 2024, weighted average stabilized portfolio occupancy was 96.0%. Retail occupancy was 95.3%, office occupancy was 97.2%, and multifamily occupancy was 95.3%.

•Positive spreads on renewals across all segments:
▪Retail 11.1% (GAAP) and 2.9% (Cash)
▪Office 18.7% (GAAP) and 3.5% (Cash)
▪Multifamily 4.7% (GAAP and Cash)

•Executed 93 lease renewals and 44 new leases during the year ended December 31, 2024 for an aggregate of 952,019 of net rentable square feet.

•Same Store net operating income ("NOI") for the year ended December 31, 2024 increased 1.9% on a GAAP basis compared to the year ended December 31, 2023.

•Property segment NOI of $171.0 million for the year ended December 31, 2024, which represents a 6.8% increase compared to $160.1 million for the year ended December 31, 2023.

•Third-party construction backlog as of December 31, 2024 was $123.8 million and general contracting and real estate services gross profit for the year ended December 31, 2024 was $13.9 million.

•Dividends declared during the year ended December 31, 2024 of $0.82 per share, representing a 5.8% year-over-year increase.

•During the fourth quarter of 2024, unrealized gains on non-designated interest rate derivatives that positively affected FFO were $2.5 million. As of December 31, 2024, the asset value of our entire interest rate derivative portfolio, net of unrealized gains, was $15.9 million. These unrealized gains are excluded from normalized FFO.

•In July, we realized $25.8 million in cash upon full redemption of the Solis City Park II preferred equity investment.

•In September, we raised $108.7 million of gross proceeds in an underwritten public offering of 10.35 million shares of our common stock at a public offering price of $10.50 per share. Net proceeds, after deducting the underwriting discount and offering expenses, totaled $103.5 million.

•On September 27, 2024, we paid off the $35.0 million, $23.7 million, and $10.9 million balances of the loans secured by the Chronicle Mill mixed-use multifamily, retail, and office property, the Premier mixed-use multifamily and retail property, and the Market at Mill Creek retail property, respectively.

•We delivered Southern Post Retail, Southern Post Office, and Chandler Residences, a mixed-use development comprised of 42,000 square feet of retail space, 95,000 square feet of office space, and 137 multifamily units.

•Consistent with our previously announced succession plan, on November 14, 2024, Louis S. Haddad informed our board of directors of his decision to retire from his position as Chief Executive Officer of the Company (“Chief Executive Officer”), effective December 31, 2024. Mr. Haddad remains a director and the Executive Chairman of our board through the Company’s 2025 annual meeting of stockholders, at which Mr. Haddad is expected to be nominated for reelection to the board.

•Pursuant to the previously announced succession plan, the board appointed Shawn J. Tibbetts, the Company’s President and Chief Operating Officer, to the position of Chief Executive Officer and President effective January 1, 2025. The board appointed Mr. Tibbetts to the board in connection with his promotion to Chief Executive Officer.

•On November 27, 2024, we closed on a loan secured by the Premier Retail and Premier Apartments properties, using the $29.4 million in proceeds to pay off the $24.5 million balance of the loan secured by the Southgate Square retail property and pay down $4.9 million on our revolving credit facility.

•On December 18, 2024, we completed the disposition of the Market at Mill Creek and Nexton Square retail properties for gross proceeds of $82.0 million, resulting in a combined net gain on real estate dispositions of $21.3 million. The proceeds were used to pay off the $21.1 million loan secured by the Nexton Square property and pay down our revolving credit facility.

For definitions and discussion of FFO, Normalized FFO, NOI, and Same Store NOI, see the section below entitled "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Our Competitive Strengths

We believe that we distinguish ourselves from other REITs through the following competitive strengths:

•Armada Hoffler's diversified portfolio consists of high-quality retail, office, and multifamily assets, located primarily in the Mid-Atlantic and Southeastern regions. Our portfolio is distinguished by its high quality, featuring exceptional amenities, and is strategically located in high barrier-to-entry markets that we believe will provide long-term value.

•Armada Hoffler has an experienced, dedicated, and resilient senior management team that serves as the catalyst for the organization's success, inspiring employees, driving innovation, and creating value for all stakeholders. Our senior management team brings substantial experience in strategic business operations, as well as ownership, management, and development of high-quality real estate properties. As of December 31, 2024, our executive officers and directors collectively held a stake of approximately 10.8% in our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

•Armada Hoffler strategically focuses on target markets in the Mid-Atlantic and Southeastern regions of the United States. These markets demonstrate attractive fundamentals driven by favorable supply and demand characteristics, high barriers, and limited competition. We believe that our longstanding presence in our target markets provides us with significant advantages in sourcing and executing development opportunities, identifying and mitigating potential risks, and negotiating attractive pricing.

•Armada Hoffler leverages mezzanine lending and preferred equity arrangements, which provide opportunities to acquire completed development projects at prices that are below market or at cost and may enable us to realize profit on projects we do not intend to own.

•Our platform consists of asset management, development, and construction expertise, which comprise an integrated delivery system for every project that we build for our portfolio or for third-party clients.

Our Business and Growth Strategies

Armada Hoffler's primary business objectives are to: (i) continue to acquire and manage high quality multifamily, office, and retail properties in our target markets, (ii) finance and operate our portfolio in a manner that increases cash flow and property values, (iii) pursue selective acquisition and disposition opportunities, and (iv) deliver long-term sustainable shareholder value. We seek to achieve our objectives through the following strategies:

•Armada Hoffler intends to continue to grow our asset base and create value through the selective acquisition of high-quality properties that are well-located in submarkets, with strong demand, which we believe will provide solid returns.

•Armada Hoffler intends to optimize operational efficiency and maximize cash flow by implementing strategies such as reducing operating costs, optimizing property performance, and focusing on value-add enhancements such as strategic redevelopment opportunities and tenant retention strategies to enhance the long-term value of each property.

•Armada Hoffler seeks to provide financial stability, liquidity, and the ability to invest in growth opportunities by managing assets, liabilities, and equity efficiently.

•Armada Hoffler opportunistically divests properties when we believe returns have been maximized and we believe redeploying the capital into new acquisition, repositioning, or redevelopment projects will generate higher potential risk-adjusted returns.

•Armada Hoffler will selectively deploy capital with our real estate financing platform in order to create opportunities to acquire select properties.

Our Properties

The table below sets forth certain information regarding our stabilized portfolio as of December 31, 2024. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete, the asset is placed back into service, and the stabilization criteria above are again met.

Property	Location	Year Built / Renovated / Redeveloped	Ownership Interest		Net Rentable Square Feet(1)	Occupancy (2)	ABR (3)	ABR per Leased SF(3)
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, VA	2004	100%		35,161	100.0%	$1,177,891	$33.50
4525 Main Street Retail*	Virginia Beach, VA	2014	100%		26,328	100.0%	485,188	18.43
4621 Columbus Retail*(4)	Virginia Beach, VA	2020	100%		84,000	100.0%	1,176,000	14.00
Columbus Village*	Virginia Beach, VA	2020	100%		62,207	100.0%	2,022,540	32.51
Commerce Street Retail*	Virginia Beach, VA	2008	100%		19,173	100.0%	890,078	46.42
Fountain Plaza Retail*	Virginia Beach, VA	2004	100%		35,961	94.4%	1,119,318	32.98
Pembroke Square*	Virginia Beach, VA	2015	100%		124,181	100.0%	2,096,262	16.88
Premier Retail*	Virginia Beach, VA	2018	100%		39,015	94.9%	1,254,924	33.88
South Retail*	Virginia Beach, VA	2002	100%		38,515	100.0%	1,065,261	27.66
Studio 56 Retail*	Virginia Beach, VA	2007	100%		11,594	100.0%	413,118	35.63
The Cosmopolitan Retail*	Virginia Beach, VA	2020	100%		41,872	88.6%	1,220,239	32.90
Two Columbus Retail*	Virginia Beach, VA	2009	100%		13,752	100.0%	526,978	38.32
West Retail*	Virginia Beach, VA	2002	100%		17,558	83.4%	494,102	33.74
Harbor Point - Baltimore Waterfront
Constellation Retail*	Baltimore, MD	2016	90%		38,464	76.7%	783,891	26.58
Point Street Retail*	Baltimore, MD	2018	100%		18,632	60.8%	439,665	38.82
Grocery Anchored
Broad Creek Shopping Center (5)	Norfolk, VA	2001	100%		121,504	97.2%	2,330,199	19.74
Broadmoor Plaza	South Bend, IN	1980	100%		115,059	98.2%	1,359,075	12.03
Brooks Crossing Retail*	Newport News, VA	2016	65%	(6)	18,349	84.8%	229,537	14.75
Delray Beach Plaza* (5)	Delray Beach, FL	2021	100%		87,207	98.0%	2,959,879	34.62
Greenbrier Square	Chesapeake, VA	2017	100%		260,625	100.0%	2,624,984	10.07
Greentree Shopping Center	Chesapeake, VA	2014	100%		15,719	91.1%	335,615	23.44
Hanbury Village	Chesapeake, VA	2009	100%		98,638	100.0%	2,045,579	20.74
Lexington Square	Lexington, SC	2017	100%		85,440	97.2%	1,892,535	22.79
North Pointe Center	Durham, NC	2009	100%		226,083	100.0%	2,996,368	13.25
Parkway Centre	Moultrie, GA	2017	100%		61,200	100.0%	861,149	14.07
Parkway Marketplace	Virginia Beach, VA	1998	100%		37,804	94.2%	712,610	20.01
Perry Hall Marketplace	Perry Hall, MD	2001	100%		74,251	100.0%	1,299,008	17.49
Sandbridge Commons	Virginia Beach, VA	2015	100%		69,417	100.0%	951,730	13.71
Tyre Neck Harris Teeter (5)	Portsmouth, VA	2011	100%		48,859	100.0%	559,948	11.46
Southeast Sunbelt
Chronicle Mill Retail*	Belmont, NC	2022	85%	(6)	11,530	22.4%	112,500	43.50
North Hampton Market	Taylors, SC	2004	100%		114,954	98.8%	1,605,665	14.14
One City Center Retail*	Durham, NC	2019	100%		22,679	55.7%	421,442	33.38
Overlook Village	Asheville, NC	1990	100%		151,365	100.0%	2,289,281	15.12
Patterson Place	Durham, NC	2004	100%		159,842	99.1%	2,682,119	16.93
Providence Plaza Retail*	Charlotte, NC	2008	100%		49,447	100.0%	1,565,800	31.67
South Square	Durham, NC	2005	100%		109,590	97.1%	1,935,908	18.19
The Interlock Retail* (5)	Atlanta, GA	2021	100%		108,379	85.0%	5,071,860	55.08
Wendover Village	Greensboro, NC	2004	100%		176,997	99.3%	3,635,403	20.69
Mid-Atlantic
Dimmock Square	Colonial Heights, VA	1998	100%		106,166	100.0%	1,932,887	18.21
Harrisonburg Regal	Harrisonburg, VA	1999	100%		49,000	100.0%	753,620	15.38
Liberty Retail*	Newport News, VA	2013	100%		26,534	75.8%	371,241	18.45
Marketplace at Hilltop (5)	Virginia Beach, VA	2001	100%		116,953	97.3%	2,810,566	24.71
Red Mill Commons	Virginia Beach, VA	2005	100%		373,808	96.1%	7,118,113	19.81
Southgate Square	Colonial Heights, VA	2016	100%		260,131	81.2%	3,256,484	15.42
Southshore Shops	Midlothian, VA	2006	100%		40,307	100.0%	885,326	21.96
The Edison Retail*	Richmond, VA	2014	100%		20,196	—%	58,276	—
Total / Weighted Average					3,824,446	95.3%	$72,830,162	$19.98

Property	Location	Year Built / Renovated / Redeveloped	Ownership Interest		Net Rentable Square Feet(1)	Occupancy (2)	ABR (3)	ABR per Leased SF(3)
Office
Town Center of Virginia Beach
249 Central Park Office*	Virginia Beach, VA	2004	100%		57,103	100.0%	$1,448,997	$25.38
4525 Main Street Office*	Virginia Beach, VA	2014	100%		208,760	100.0%	6,932,898	33.21
4605 Columbus Office*	Virginia Beach, VA	2002	100%		19,335	100.0%	522,045	27.00
Armada Hoffler Tower* (7)	Virginia Beach, VA	2002	100%		296,200	98.6%	9,196,624	31.49
One Columbus*	Virginia Beach, VA	1984	100%		129,066	98.3%	3,416,942	26.93
Two Columbus Office*	Virginia Beach, VA	2009	100%		94,708	91.6%	2,402,802	27.68
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, MD	2016	90%		453,018	100.0%	15,484,541	34.18
Thames Street Wharf* (7)	Baltimore, MD	2010	100%		263,426	98.8%	8,071,078	31.01
Wills Wharf* (5)	Baltimore, MD	2020	100%		327,991	93.8%	9,471,823	30.79
Southeast Sunbelt
Chronicle Mill Office*	Belmont, NC	2022	85%	(6)	5,932	100.0%	177,960	30.00
One City Center Office*	Durham, NC	2019	100%		128,920	95.3%	3,270,013	26.63
Providence Plaza Office*	Charlotte, NC	2008	100%		53,671	100.0%	1,636,062	30.48
The Interlock Office* (5)	Atlanta, GA	2021	100%		198,872	88.6%	6,845,907	38.84
Mid-Atlantic
Brooks Crossing Office*	Newport News, VA	2019	100%		98,061	100.0%	2,002,945	20.43
Total / Weighted Average					2,335,063	97.2%	$70,880,637	$31.24

Property	Location	Year Built / Renovated / Redeveloped	Ownership Interest		Units	Occupancy(2)	AQR (8)	Monthly Rent per Occupied Unit
Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, VA	2014	100%		286	93.7%	$5,862,228	$1,823
Premier Apartments*	Virginia Beach, VA	2018	100%		131	96.2%	3,046,848	2,015
The Cosmopolitan*	Virginia Beach, VA	2020	100%		342	93.9%	8,972,952	2,329
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, MD	2016	90%		103	96.1%	3,115,440	2,622
1405 Point* (5)	Baltimore, MD	2018	100%		289	94.5%	8,844,300	2,700
Southeast Sunbelt
Chronicle Mill Apartments*	Belmont, NC	2022	85%	(6)	238	96.6%	5,055,672	1,832
Greenside Apartments	Charlotte, NC	2018	100%		225	90.7%	4,598,520	1,878
The Everly*	Gainesville, GA	2022	100%		223	95.5%	4,596,096	1,798
Mid-Atlantic
Liberty Apartments*	Newport News, VA	2013	100%		197	98.5%	4,070,124	1,748
Smith's Landing (5)	Blacksburg, VA	2009	100%		284	100.0%	6,121,680	1,796
The Edison*	Richmond, VA	2014	100%		174	94.3%	3,176,436	1,614
Total / Weighted Average					2,492	95.3%	$57,460,296	$2,015.30
________________________________________
* Mixed-use asset or located in a mixed-use development.
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
(2)Occupancy for each of our retail and office properties is calculated as (a) square footage under executed leases as of December 31, 2024, divided by (b) net rentable square feet, expressed as a percentage. Occupancy for our multifamily properties is calculated as (a) average of the number of occupied units on the 20th day of each of the trailing three months from the reporting period end date, divided by (b) total units available, as of such date expressed as a percentage.
(3)For the properties in our retail and office portfolios, annualized base rent ("ABR") is calculated by multiplying (a) monthly base rent (defined as cash base rent, before contractual tenant concessions and abatements, and excluding tenant reimbursements for expenses paid by us) as of December 31, 2024 for in-place leases as of such date by (b) 12, and does not give effect to periodic contractual rent increases or contingent rental revenue (e.g., percentage rent based on tenant sales thresholds). ABR per leased square foot is calculated by dividing (a) ABR by (b) square footage under in-place leases as of December 31, 2024. In the case of triple net or modified gross leases, our calculation of ABR does not include tenant reimbursements for real estate taxes, insurance, common area, or other operating expenses.
(4)Formerly known as Apex Entertainment.
(5)We lease all or a portion of the land underlying this property pursuant to a ground lease.
(6)We are entitled to a preferred return on our investment in this property.
(7)As of December 31, 2024, we occupied 54,621 square feet at these two properties at an ABR of $1.7 million, or $30.37 per leased square foot, which amounts are reflected in this table. The rent paid by us is eliminated in the consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").
(8)For the properties in our multifamily portfolio, annualized quarterly rent ("AQR") is calculated by multiplying (a) revenue for the quarter ended December 31, 2024 by (b) four.

Lease Expirations

The following tables summarize the scheduled expirations of leases in our retail and office operating property portfolios as of December 31, 2024. The information in the following tables does not assume the exercise of any renewal options.

Retail Lease Expirations

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	ABR	% of Retail Portfolio ABR
Available	—	179,770	4.7%	$—	—%
Month-to-Month	2	1,602	—%	59,262	0.1%
2024 (2)	3	10,872	0.3%	499,064	0.7%
2025	55	165,063	4.3%	3,432,707	4.7%
2026	84	436,858	11.4%	8,988,445	12.3%
2027	86	442,832	11.6%	8,627,079	11.8%
2028	74	332,105	8.7%	7,399,089	10.2%
2029	76	413,435	10.8%	7,725,405	10.6%
2030	72	528,541	13.8%	10,806,498	14.8%
2031	37	254,741	6.7%	5,108,641	7.0%
2032	30	302,420	7.9%	5,476,435	7.5%
2033	26	92,276	2.4%	2,223,337	3.1%
2034	18	86,110	2.3%	1,855,067	2.5%
Thereafter	41	577,821	15.1%	10,629,133	14.7%
Total / Weighted Average	604	3,824,446	100.0%	$72,830,162	100.0%
________________________________________
(1) Excludes leases from development and redevelopment properties that have been delivered but are not yet stabilized.
(2) Represents leases that expired on December 31, 2024. The spaces were available for lease as of January 1, 2025.

Office Lease Expirations

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	ABR	% of Office Portfolio ABR
Available	—	66,385	2.8%	$—	—%
Month-to-Month	7	15,137	0.6%	180,545	0.3%
2024 (2)	1	2,174	0.1%	64,263	0.1%
2025	10	62,742	2.7%	2,604,074	3.6%
2026	10	46,312	2.0%	1,429,004	2.0%
2027	20	180,570	7.7%	6,205,737	8.7%
2028	14	111,841	4.8%	3,441,772	4.8%
2029	16	356,996	15.3%	10,183,388	14.3%
2030	14	169,665	7.3%	5,433,353	7.6%
2031	8	142,915	6.1%	4,171,960	5.8%
2032	4	43,522	1.9%	1,228,475	1.7%
2033	6	70,374	3.0%	2,153,946	3.0%
2034	6	119,019	5.1%	2,986,668	4.2%
Thereafter	13	947,411	40.6%	31,320,571	43.9%
Total / Weighted Average	129	2,335,063	100.0%	$71,403,756	100.0%
________________________________________
(1) Excludes leases from development and redevelopment properties that have been delivered but are not yet stabilized.
(2) Represents leases that expired on December 31, 2024. The spaces were available for lease as of January 1, 2025.

Tenant Diversification

The following table lists the 20 largest tenants in our retail and office operating property portfolios, based on ABR as of December 31, 2024 ($ in thousands):

Tenant (1)	Number of Leases	Lease Expiration	ABR	% of Total ABR/AQR
Constellation Energy Generation	1	2036	$15,463	7.7%
Morgan Stanley	3	2028 - 2035	8,883	4.4%
Harris Teeter/Kroger	6	2026 - 2035	3,781	1.9%
Clark Nexsen	1	2029	2,914	1.4%
Canopy by Hilton	1	2045	2,698	1.3%
Dick's Sporting Goods/Golf Galaxy	2	2028 - 2032	1,977	1.0%
Franklin Templeton	1	2038	1,898	0.9%
Huntington Ingalls Industries	2	2025 - 2029	1,774	0.9%
Duke University	1	2029	1,742	0.9%
TJ Maxx/Homegoods	5	2026 - 2030	1,554	0.8%
PetSmart	5	2027 - 2030	1,527	0.8%
Georgia Tech	1	2031	1,446	0.7%
WeWork	1	2034	1,348	0.7%
Mythics	1	2030	1,311	0.7%
Puttshack	1	2036	1,203	0.6%
Apex Entertainment	1	2035	1,176	0.6%
Pindrop	1	2027	1,172	0.6%
Kimley-Horn	1	2027	1,145	0.6%
Amazon/Whole Foods	1	2040	1,144	0.6%
Ross Dress for Less	3	2027 - 2030	1,122	0.6%
Top 20 Total			$55,278	27.7%
________________________________________
(1) Excludes leases from development and redevelopment properties that have been delivered but are not yet stabilized.

Development Pipeline

In addition to the properties in our operating property portfolio as of December 31, 2024, we had the following properties in various stages of development and stabilization. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Development, Not Delivered			Schedule (1)
		Estimated		Initial	Stabilized	AHH	Property Type
Property	Location	Size (1)	Start	Occupancy	Operation (2)	Ownership %
Southern Post Retail	Roswell, GA	42,000 sf retail	4Q21	3Q24	1Q26	100%	Retail*
Southern Post Office	Roswell, GA	95,000 sf office	4Q21	2Q24	1Q26	100%	Office*
Chandler Residences	Roswell, GA	137 multifamily units	4Q21	2Q24	2Q25	100%	Multifamily*

Redevelopment
		AHH	Property Type
Property	Location	Ownership %
Columbus Village II	Virginia Beach, VA	100%	Retail*
________________________________________

* Mixed-use asset or located in a mixed-use development.
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

Equity Method Investments - Development

Equity Method Investments as of December 31, 2024 (1)			($ in '000s)			Schedule
		Estimated	Estimated Project Cost	Equity Requirement	Funded to Date		Initial Occupancy	Stabilized Operation(2)	AHH		Property Type
Property	Location	Size				Start			Ownership %
T. Rowe Price Global HQ | (Harbor Point Parcel 3)	Baltimore, MD	553,000 sf office / 20,200 sf retail / 250 parking spaces	$277,900	$52,900	$46,400	2Q22	1Q25	1Q25	50%		Office*
Allied | (Harbor Point Parcel 4)	Baltimore, MD	312 units / 15,800 sf retail / 1,252 parking spaces	239,300	115,900	115,900	2Q22	1Q25	3Q26	90%	(3)	Multifamily*
		Total	$517,200	$168,800	$162,300
________________________________________
* Mixed-use asset or located in a mixed-use development.
(1)All items in the table (other than location, funded to date as of December 31, 2024, development start, our ownership percentage, and property type) are estimates that may change as the development and redevelopment process proceeds.
(2)Estimated first full quarter of stabilized operations. Estimates are inherently uncertain, and we can provide no assurance that our assumptions regarding the timing of stabilization will prove accurate.
(3)We currently have a 78% ownership interest and hold an option to increase our ownership interest to 90%.

Equity Method Investments

Harbor Point Parcel 3

During December 2020, we formed a 50/50 joint venture to develop and build T. Rowe Price's new global headquarters in Baltimore's Harbor Point. T. Rowe Price agreed to a 15-year lease, with three 5-year extension options. They will occupy at least 553,000 square feet of office space. Plans for this development may evolve as the development process proceeds. Project costs at this time are subject to change and currently estimated at $277.9 million. We have a current projected equity commitment of $52.9 million relating to this project, of which we had funded $46.4 million as of December 31, 2024. We provided a completion guarantee to the lender for this project. The construction loan is cross-collateralized with Harbor Point Parcel 4.

Harbor Point Parcel 4

In conjunction with the Harbor Point Parcel 3 project, we acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include 312 apartments units, 15,800 square feet of retail space, and 1,252 spaces of structured parking on a neighboring site to accommodate T. Rowe Price's parking requirements and other parking requirements for the surrounding area. We hold an option to increase our ownership to 90%. We have a current projected equity commitment of $115.9 million relating to this project, which was fully funded as of December 31, 2024. Plans for this project may also evolve as the development process proceeds. Current estimated project costs are $239.3 million. We have provided a completion guarantee and a partial payment guarantee to the lender for this project. The construction loan is cross-collateralized with Harbor Point Parcel 3. As of December 31, 2024, $77.2 million has been funded on this senior loan.

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

During the year ended December 31, 2024, we recognized $1.5 million of interest income on the note. See Note 7 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Solis Gainesville II

On October 3, 2022, we entered into a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia (Solis Gainesville II). This project is located nearby our recently completed multifamily development project in Gainesville, The Everly. The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption or maturity on October 3, 2026, and it is accounted for as a note receivable. Our investment bears interest at a rate of 14.0% through the first 24 months of the investment. Beginning on October 3, 2024, the investment will bear interest at a rate of 10.0% for 12 months. On October 3, 2025, the investment will again bear interest at a rate of 14.0% through maturity. Additionally, effective January 1, 2023, the investment earns an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment and an equity fee on our commitment of $0.3 million, which is amortized through the date of redemption. Both the interest and unused commitment fee compound annually. The preferred equity investment is subject to a minimum interest guarantee of $5.9 million over the life of the investment, which represents approximately 24 months of interest.

On July 10, 2024, we signed an amendment to the operating agreement for the entity through which we own our real estate financing investment with respect to Solis Gainesville II to reduce the preference rate on the investment from 10.0% to 6.0% starting on January 1, 2025. We also received a call option to purchase a controlling interest in the entity that owns Solis Gainesville II at fair market value during the period from January 1, 2025 to December 31, 2025, which option also gives us a right of first refusal to buy the property during the same period.

The balance on the Solis Gainesville II note was $25.3 million as of December 31, 2024, which includes $5.4 million of cumulative accrued interest, $0.4 million of cumulative accrued unused commitment fees, and a discount of $0.1 million due to unamortized equity fees. During the year ended December 31, 2024, we recognized $3.0 million of interest income on the note. As of December 31, 2024, this note was fully funded and the development property was approximately 69% leased. See Note 7 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Solis Kennesaw

On May 25, 2023, we entered into a $37.9 million preferred equity investment for the development of a multifamily property located in Marietta, Georgia. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on May 25, 2027, and it is accounted for as a note receivable. Our investment bears interest at a rate of 14.0% for the first 24 months. Beginning on May 25, 2025, the investment will bear interest at a rate of 9.0% for the following 12 months. On May 25, 2026, the investment will again bear interest at a rate of 14.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 11.0% on the unfunded portion of the investment's maximum commitment, which does not compound, and an equity fee on our commitment of $0.6 million which is amortized through the date of redemption. The preferred equity investment is subject to a minimum interest guarantee of $13.1 million over the life of the investment, which represents approximately 27 months of interest.

The balance on the Solis Kennesaw note was $45.6 million as of December 31, 2024, which includes $5.2 million of cumulative accrued interest, $2.9 million of cumulative accrued unused commitment fees, and a discount of $0.3 million due to unamortized equity fees. During the year ended December 31, 2024, we recognized $5.4 million of interest income on the note. See Note 7 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Solis Peachtree Corners

On July 26, 2023, we entered into a $28.4 million preferred equity investment for the development of a multifamily property located in Peachtree Corners, Georgia ("Solis Peachtree Corners"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on October 27, 2027, and it is accounted for as a note receivable. Our investment bears interest at a rate of 15.0% for the first 27 months. Beginning on November 1, 2025, the investment will bear interest at a rate of 9.0% for 12 months. On November 1, 2026, the investment will again bear interest at a rate of 15.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually, and an equity fee on our commitment of $0.4 million, which is amortized through the date of redemption. The preferred equity investment is subject to a minimum interest guarantee of $12.0 million over the life of the investment, which represents approximately 30 months of interest.

The balance on the Solis Peachtree Corners note was $33.5 million as of December 31, 2024, which includes $3.3 million of cumulative accrued interest, $2.1 million of cumulative accrued unused commitment fees, and a discount of $0.3 million due to unamortized equity fees. During the year ended December 31, 2024, we recognized $4.1 million of interest income on the note. See Note 7 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

The balance on The Allure at Edinburgh note was $11.2 million as of December 31, 2024, which includes $2.0 million of cumulative accrued interest. During the year ended December 31, 2024, we recognized $1.4 million of interest income on the note. As of December 31, 2024, this note was fully funded and the development property was approximately 24% leased. See Note 7 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

On August 8, 2024, we signed an amendment to the operating agreement for the entity through which we own our real estate financing investment with respect to Solis North Creek to reduce the equity funding requirement from $27.0 million to $26.8 million and the minimum interest guarantee from $8.9 million to $8.8 million.

The balance on the Solis North Creek note was $5.8 million as of December 31, 2024, which includes $0.2 million of cumulative accrued interest and $0.5 million of cumulative accrued unused commitment fees. During the year ended December 31, 2024, we recognized $0.7 million of interest income on the note. See Note 7 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Acquisitions

The Company did not acquire any properties during the year ended December 31, 2024.

Dispositions

On December 18, 2024, we completed the dispositions of the Market at Mill Creek and Nexton Square retail properties for gross proceeds of $82.0 million, resulting in a combined net gain on real estate dispositions of $21.3 million.

Other Real Estate Transactions

During the year ended December 31, 2024, we recognized impairment of real estate of $1.5 million and wrote off development costs of $5.5 million related to undeveloped land under predevelopment, which reflects the excess of the book value of the property's assets over the estimated fair value of the property. An income tax benefit of $1.6 million related to the impairment and development costs was recognized, creating an income tax benefit for the year ended December 31, 2024, that was attributable to the profits and losses of our development and construction businesses operated through our TRS. On June 25, 2024, we entered into a non-binding letter of intent to sell the property to an unrelated third party for $4.8 million, which was used as an approximation of fair value as a level 3 input in the fair value hierarchy. We anticipate completing the sale of the property in 2025. The land parcel was classified as held-for-sale as of December 31, 2024.

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

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption, and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy in addition to other coverage that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage, and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, such as those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all but one of the properties in our portfolio as of December 31, 2024 were located in Maryland, Virginia, North Carolina, South Carolina, Florida and Georgia, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism, or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

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

Human Capital

As of December 31, 2024, we had 148 employees. We are committed to providing each employee with a safe, welcoming, and inclusive work environment and culture that enables them to contribute fully and develop to their highest potential. We invest heavily in our employees by providing quality training and learning opportunities; promoting inclusion and diversity; and upholding a high standard of ethics and respect for human rights.

Attracting, developing, and retaining team members is crucial to executing our strategy. We offer a comprehensive total rewards program aimed at the varying health, home-life, and financial services. This program includes market-competitive pay, broad-based stock grants and bonuses, healthcare benefits with company paid premiums, retirement savings plans, paid time off, paid parental leave, flexible work schedules, an Employee Assistance Program and other mental health services. Additionally, we invest in developing employees through programs such as the High-Performance Leadership program, to help ensure they have a strong pipeline of future leaders.

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

Corporate Information

Our principal executive office is located at 222 Central Park Avenue, Suite 1000, Virginia Beach, Virginia 23462 in the Armada Hoffler Tower at the Town Center of Virginia Beach. In addition, we have a construction office located at 1300 Thames Street, Suite 30, Baltimore, Maryland 21231 in Thames Street Wharf at Harbor Point. The telephone number for our principal executive office is (757) 366-4000. We maintain a website located at ArmadaHoffler.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

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

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Governance section of the Investor Relations section of our website. Any amendment to or waiver of our Code of Business Conduct and Ethics will be disclosed in the Corporate Governance section of the Investor Relations section of our website within four business days of the amendment or waiver. In addition, we maintain a variety of other governance documents, including, among others, a Human Rights Policy, an Insider Trading Policy, an Environmental Policy, a Vendor Conduct Policy, and the charter of our Sustainability Committee, all of which are available in the Corporate Governance section of the Investor Relations section of our website.

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
•our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities, and increase our future debt service expense; and
•one or more lenders under our credit facility (as defined below) could refuse to fund their financing commitment to us or could otherwise fail to do so, and we may not be able to replace the financing commitment of any such lenders on favorable terms or at all.

If the U.S. economy experiences an economic downturn, we may see increases in bankruptcies and defaults by our tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

We may be unable to identify and complete acquisitions of properties and development opportunities that meet our investment criteria, which may materially and adversely affect our results of operations, cash flow, and growth prospects.

Our business and growth strategy involves the development and selective acquisition of retail, office, and multifamily properties. We may expend significant management time and other resources, including out-of-pocket costs, in pursuing these investment opportunities. Our ability to complete development projects or acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

•we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions and development opportunities, including those that we are subsequently unable to complete;
•we have agreements for the acquisition or development of properties that are subject to conditions, which we may be unable to satisfy; and
•we may be unable to obtain financing on favorable terms or at all.

If we are unable to identify attractive investment opportunities and successfully develop new properties, our results of operations, cash flow, and growth prospects could be materially and adversely affected.

We may dispose of certain properties over time as we seek to pursue growth through our investment strategy. However, investments in real estate are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results, and cash flows.

Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers, and we cannot predict whether we will be able to sell any property we desire to for the price or on the terms set by us or acceptable to us, or the length of time needed to find a willing buyer and to close the sale. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur unusual or extraordinary distribution requirements, be required to expend funds to correct defects or make capital improvements or, as a result of required debt repayment, face a shortage of liquidity. Therefore, as a result of the foregoing events or circumstances, we may not be able to achieve our strategic reshaping of our portfolio promptly, on favorable terms, or at all in response to changing economic, financial, and investment conditions, which may adversely affect our cash flows and our ability to make distributions to stockholders.

The geographic concentration of our portfolio could cause us to be more susceptible to adverse economic or regulatory developments in the markets in which our properties are located than if we owned a more geographically diverse portfolio.

The majority of the properties in our portfolio are located in Virginia, Maryland, and North Carolina, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2024, our properties in the Virginia, Maryland. and North Carolina markets represented approximately 41%, 28%, and 13%, respectively, of the total rental revenues of the properties in our portfolio. Furthermore, many of our properties are located in the Town Center of Virginia Beach and Harbor Point at Baltimore, and the rental revenues from such properties represented 22% and 27%, respectively, of our total rental revenues for the year ended December 31, 2024. As a result of this geographic concentration, we are particularly susceptible to adverse economic, regulatory or other conditions in the Virginia, Maryland, and North Carolina markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia, Maryland, and North Carolina in which many of the properties in our portfolio are located contain high concentrations of military personnel and operations, and a reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a downturn in the economy in Virginia, Maryland, or North Carolina, our operations, revenue, and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially and adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail, office, or multifamily properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for retail, office, or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations.

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties, including as a result of hurricanes or other disasters.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. For example, all but one of the properties in our portfolio as of December 31, 2024 are located in Maryland, Virginia, North Carolina, South Carolina, Georgia, and Florida, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. Further, reconstruction or improvement of properties would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

As of December 31, 2024, we had total debt of approximately $1.3 billion, including amounts drawn under our credit facility, and we may incur significant additional debt to finance future acquisition and development activities. Excluding unamortized fair value adjustments and debt issuance costs, the aggregate outstanding principal balance of our debt was $1.3 billion as of December 31, 2024. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of December 31, 2024, approximately 4.0% of the square footage of the stabilized properties in our retail and office portfolios was available. Additionally, 4.7% and 12.3% of the ABR in our retail portfolio was scheduled to expire in 2025 and 2026, respectively, and 3.6% and 2.0% of the ABR in our office portfolio was scheduled to expire in 2025 and 2026, respectively. We cannot assure you that new leases will be entered into, that leases will be renewed, or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, fears of a recession, personal debt levels, the housing market, stock market volatility, and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected.

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

Our multifamily apartment communities compete with numerous housing alternatives in attracting residents, including other multifamily apartment communities and single-family rental units, as well as owner-occupied single-family and multifamily units. Competitive housing in a particular area and an increase in affordability of owner-occupied single-family and multifamily units due to, among other things, declining housing prices, oversupply, mortgage interest rates, and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment units, and increase or maintain rents at our multifamily properties, which could adversely affect our results of operations, cash flow, and cash available for distribution.

The failure of properties that we acquire or develop to meet our financial expectations could have a material adverse effect on us, including our financial condition, results of operations, cash flow, cash available for distribution, ability to service our debt obligations, the per share trading price of our common stock and Series A Preferred Stock, and growth prospects.

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

We have originated, and in the future expect to originate or acquire, mezzanine loans, preferred equity investments, or similar investments (together "real estate financing investments"), which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. As of December 31, 2024, we had approximately $121.4 million in outstanding real estate financing investments. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In addition, these investments may have higher "loan-to-value" ratios than conventional mortgage loans, with little or no equity invested by the borrower, increasing the risk of loss of principal. If a borrower defaults on our real estate financing investment or debt senior to our investment, or in the event of a borrower bankruptcy, our real estate financing investment will be satisfied only after the senior debt is paid in full. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our real estate financing investment. As a result, we may not recover some or all of our initial investment. Additionally, in conjunction with certain investments, we issue partial payment guarantees to the senior lender for the property, which may require us to make payments to the senior lender in the event of a default on the senior note. Finally, in connection with our real estate financing investments, we may have options to purchase all or a portion of the underlying property upon maturity of the investment; however, if a developer’s costs for a project are higher than anticipated, exercising such options may not be attractive or economically feasible, or we may not have sufficient funds to exercise such options even if we desire to do so. Significant losses related to real estate financing investments could have a material adverse effect on our financial condition and results of operations.

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

In 2024, the consumer price index rose by approximately 3% over the previous year, following 2023's increase in the index of 3%. Global supply chain disruptions, labor shortages, and increases in consumer demand still pose relevant risks in today's landscape despite relatively stable inflation year-over-year. A significant portion of our operating expenses and construction-related costs are sensitive to inflation. Operating expenses include those for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties. We also have ground lease expenses in certain of our properties. Ground lease costs are contractual, but in some cases, lease payments reset every few years based on changes on consumer price indices.

Our operating expenses, with the exception of ground lease rental expenses and multifamily properties, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods, we expect to recover increases in operating expenses from our triple net leases and our gross leases. In addition, our multifamily leases generally have lease terms ranging from 7 to 15 months with a majority having 12-month lease terms allowing negotiation of rental rates at term end, which we believe reduces our exposure to the effects of inflation, although an extreme and sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases. As a result, we do not believe that inflation would result in a significant adverse effect on our NOI and operating cash flows at the property level. However, there is no guarantee that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures, and rent.

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

Approximately 39.0% of our NOI for the year ended December 31, 2024 was from retail properties. As a result, we are subject to factors that affect the retail sector generally as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional, and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses, and epidemics, pandemics and other health crises and measures intended to mitigate their spread. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital and web services technologies, may increase competition for certain of our retail tenants. Further, the recent imposition by the United States of tariffs on imported goods could cause certain retail tenants to raise the prices on their products, lowering demand.

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

Our credit facility, M&T term loan facility (as defined below), and TD term loan facility (as defined below) restrict our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures, and make certain investments.

Our credit facility, M&T term loan facility, and TD term loan facility contain customary negative covenants and other financial and operating covenants that, among other things:

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

These limitations restrict our ability to engage in certain business activities, which could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. In addition, our credit facility, M&T term loan facility, and TD term loan facility may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right, in certain circumstances, to declare a default if we are in default under other loans.

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

Certain investors, tenants, employees, and other stakeholders focus on corporate responsibility, specifically related to environmental, social and governance factors. Various regulatory authorities, including the SEC, also focus on such matters, and the activities and expense required to comply with new regulations or standards may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. In addition, the criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria.  Alternatively, if we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, we could fail, or be perceived to fail, in our achievement of initiatives or goals regarding environmental, social, and governance matters publicly communicated, including through our Sustainability Report, or we could be criticized for the scope of such initiatives or goals.  If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

Conversely, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the Trump Administration having recently issued an executive order opposing diversity equity, and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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
•unanticipated increases in the cost of equipment, labor, and raw materials, due to, among other things, trade tensions, disruptions, or new and significant tariffs;
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

As of December 31, 2024, Daniel Hoffler, our Chairman Emeritus, owned approximately 5.2% and, collectively, Messrs. Hoffler, Haddad, and Kirk owned approximately 9.6% of the combined outstanding shares of our common stock and OP Units (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations, and mergers.

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

The limited partners in our Operating Partnership (other than us) owned approximately 21.4% of the outstanding OP Units of our Operating Partnership as of December 31, 2024.

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

As of December 31, 2024, we owned 78.6% of the outstanding OP Units in our Operating Partnership. We regularly have issued OP Units to third parties as consideration for acquisitions, and we may continue to do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, and it is possible that additional legislation may be enacted in the future. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results. In addition, various provisions of the Code are set to expire at the end of 2025, including the 20% deduction described above and other provisions that may be favorable to REITs and their shareholders.

We cannot predict whether, when, or to what extent any new U.S. federal tax laws, regulations, interpretations, or rulings will impact the real estate investment industry or REITs, including whether various favorable U.S. federal tax laws will be extended. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the federal tax laws on an investment in our shares.

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

In order to qualify as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

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

Our ability to make distributions may also be limited by our credit facility. Under the terms of the credit facility, we may not pay cash dividends if a default has occurred and is continuing or would result therefrom. However, if certain defaults or events of default exist, we may pay cash dividends to the extent necessary to (i) maintain our status as a REIT and (ii) avoid federal or state income excise taxes.

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

The market price of our common stock and Series A Preferred Stock may be volatile in the future. In addition, the trading volume in our common stock and Series A Preferred Stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock and Series A Preferred Stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects in 2025 compared to 2024. In particular, the market price of our common stock and Series A Preferred Stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

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
•changes in the federal government, including the change from the Biden administration to the Trump administration and policy changes resulting therefrom;
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

The number of shares of our common stock available for future issuance or sale could adversely affect the per-share trading price of our common stock and our ability to obtain additional capital.

We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per-share trading price of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon redemption of OP Units for shares of our common stock, or the perception that such issuances might occur, could adversely affect the per-share trading price of our common stock. As of February 21, 2025, approximately 79,918,740 shares of our common stock were outstanding. In addition, approximately 21,401,367 OP Units were outstanding (other than OP Units held by us), all of which are eligible to be tendered for redemption for cash or, at our option, for shares of our common stock on a one-for-one basis, subject to certain limitations. Additionally, as of February 21, 2025, 209,897 LTIP Units in the Operating Partnership (“LTIP Units”) are outstanding. Subject to any agreed upon exceptions (including pursuant to the applicable LTIP Unit award agreement), once vested (subject to certain requirements), LTIP Units are convertible into OP Units on a one-for-one basis. As of February 21, 2025, none of the outstanding LTIP Units are eligible to be converted into OP Units (except in connection with a Change of Control (as defined in the Amended and Restated Agreement of Limited Partnership)). We have an effective resale shelf registration statement pursuant to which we may issue freely tradeable shares of our common stock upon redemption of such OP Units. Accordingly, a substantial number of shares of our common stock could be issued in the future pursuant to such resale shelf registration statement. The sale of such shares, or the perception that such a sale may occur, could materially and adversely affect the per-share trading price of our common stock. In addition, as of February 21, 2025, 975,518 shares of our common stock and other equity-based awards were available for issuance in the future (including shares issuable upon the vesting of outstanding performance units) under our Amended and Restated 2013 Equity Incentive Plan, as amended (our “Equity Plan”).

The redemption of OP Units (including OP Units issued upon conversion of LTIP Units) for shares of our common stock, the vesting of any restricted stock and performance units granted to certain directors, executive officers, and other employees under our Equity Plan, the issuance of our common stock or OP Units in connection with future property, portfolio, or business acquisitions, and other issuances of our common stock could have an adverse effect on the per-share trading price of our common stock. The existence of OP Units, LTIP Units, and shares of our common stock reserved for future issuance under our Equity Plan or upon redemption of OP Units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of shares of our common stock may be dilutive to existing stockholders.

Increases in market interest rates may have a material adverse effect on the trading prices of our common stock and Series A Preferred Stock as prospective purchasers of our common stock and Series A Preferred Stock may expect a higher dividend yield and as an increased cost of borrowing may decrease our funds available for distribution.

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

Governance

Board Oversight

Our board of directors, including through delegation to our audit committee, exercises oversight over cybersecurity risks and controls. Our audit committee and board of directors regularly receive updates (including, in the case of our audit committee, quarterly updates) from our Chief Financial Officer, Senior Director of Information Technology, and other members of management regarding the status of cybersecurity initiatives and the effectiveness of our internal control system related to information security. In connection with such updates, our board of directors and audit committee discuss our approach to cybersecurity risk management with management. Additionally, the audit committee periodically receives presentations from third-party cybersecurity experts to remain informed of developments in cyber risk and mitigation. Our board of directors and audit committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed.

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

Members of management report to our Chief Financial Officer who is the member of management that is principally responsible for overseeing our cybersecurity risk management program. Our Chief Financial Officer holds an undergraduate and graduate degree in economics and has over 15 years of experience with managing risks at the Company and in environments similar to the Company’s, including risks arising from cybersecurity threats. Additionally, our Senior Director of IT has served in various roles in information technology and information security for over 24 years. Our Senior Director of IT holds an undergraduate degree in information technology and has attained the following professional certifications:  CompTIA Network+, CompTIA Security+, and Microsoft Certified Professional. Further, our Director of Corporate Business Systems holds a Bachelor of Science degree in Construction Science and Management and has over 9 years of experience with software implementations, technology innovation, and corporate business systems.

ii.Monitoring

The management team ensures the implementation of robust monitoring protocols for preventing, detecting, mitigating, and remediating cybersecurity threats. We use a ‘defense in layers’ approach which constitutes a cybersecurity strategy that involves the use of multiple types of securities measures, each designed to protect against a different vector of attack. As noted above, management is supported by third-party monitoring, next-generation hardware, and automated logging analysis. We utilize third parties for penetration testing and log evaluation, which provides 24/7 network monitoring to assist in rapid identification and mitigation of any suspicious network access. We maintain an Incident Response Plan, based on guidance within the National Institute of Standards and Technology's Computer Security Incident Handling Guide, which provides an escalation policy for identified security incidents. Our escalation policy details specific escalation processes by which senior leadership (Senior Director of IT, Chief Financial Officer, and Chief Executive Officer) are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

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

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period December 31, 2019 through December 31, 2024, as well as the corresponding returns on an overall stock market index (Russell 2000) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on December 31, 2019. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

Total Return Performance
160
140
120
100
80
60
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
Armada Hoffler Properties, Inc.
MSCI US REIT
Russell 2000

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Armada Hoffler Properties, Inc.	100.00	64.08	91.08	73.02	84.00	74.96
MSCI US REIT	100.00	92.43	132.23	99.82	113.54	123.47
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93

Distribution Information

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders, other than in the second and third quarters of 2020 in order to preserve liquidity due to the uncertainty caused by the COVID-19 pandemic. Declared cash dividends were $0.82 per share for the year ended December 31, 2024. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions.

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

Stockholder Information

As of February 21, 2025, there were approximately 116 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 21, 2025, there were 107 holders (other than our company) of our OP Units. Our OP Units are redeemable for cash or, at our election, for shares of our common stock.

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

During the three months ended December 31, 2024, we did not repurchase any common stock or Series A Preferred Stock under the Share Repurchase Program. As of December 31, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

Item 6.    [Reserved].

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Description
We are a vertically-integrated, self-managed REIT with over four decades of experience managing high-quality properties located primarily in the Mid-Atlantic and Southeastern United States. As of December 31, 2024, our stabilized operating property portfolio was comprised of 46 retail properties, 14 office properties, and 11 multifamily properties. In addition to our operating property portfolio, we had 2 retail properties, 1 office property, and 1 multifamily property in various stages of predevelopment, development, redevelopment, or stabilization as of December 31, 2024. We also provide general contracting services to third parties and invest in development projects through mezzanine lending arrangements and equity investments.

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner of our Operating Partnership and, as of December 31, 2024, we owned, through a combination of direct and indirect interests, 78.6% of the outstanding OP Units in our Operating Partnership.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013.

Our principal executive office is located at 222 Central Park Avenue, Suite 1000, Virginia Beach, Virginia 23462 in the Armada Hoffler Tower at the Virginia Beach Town Center. In addition, we have a construction office located at 1300 Thames Street, Suite 30, Baltimore, Maryland 21231 in Thames Street Wharf at Harbor Point. The telephone number for our principal executive office is (757) 366-4000. We maintain a website at ArmadaHoffler.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this report.

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

Operating Property Acquisitions

Acquisitions of operating properties have been and will generally be accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions, and other related costs being capitalized as part of the cost of the assets acquired. In connection with operating property acquisitions, we identify and recognize all assets acquired and liabilities assumed at their relative fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements, and buildings and improvements, are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangible assets are presented as a separate component of assets on the consolidated balance sheets. Acquired lease intangible liabilities are presented within other liabilities in the consolidated balance sheets. We amortize in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. We amortize above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. We amortize above and below-market ground lease assets as depreciation and amortization on a straight-line basis over the remaining term of the related leases. We capitalize the costs related to operating property acquisitions that do not meet the definition of a business.

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

We value debt assumed in connection with operating property acquisitions based on a discounted cash flow analysis of the expected cash flows of the debt. Such analysis considers the contractual terms of the debt, including the period to maturity, credit characteristics, and other terms of the arrangements, which are Level 3 inputs in the fair value hierarchy (as described in Note 13 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

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

Segment Results of Operations

As of December 31, 2024, we operated our business in five segments: (i) retail real estate, (ii) office real estate, (iii) multifamily residential real estate, (iv) general contracting and real estate services, and (v) real estate financing. See “—Real Estate Financing Segment Data” below for additional information regarding the real estate financing segment and its introduction as a reportable segment during the year ended December 31, 2024. Our general contracting and real estate services segment is conducted through our TRS.

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

Since our Annual Report on Form 10-K for the year ended December 31, 2023, we retrospectively reclassified certain components of mixed-use properties between the retail, office, and multifamily real estate segments in order to align the components of those properties with their tenant composition. As a result, (i) NOI for the year ended December 31, 2023 increased $1.6 million and $0.2 million for the retail and office real estate segments, respectively, and decreased $1.7 million for the multifamily real estate segment and (ii) NOI for the year ended December 31, 2022 increased $1.0 million and $0.6 million for the retail and office real estate segments, respectively, and decreased $1.6 million for the multifamily real estate segment. These reclassifications had no effect on total property NOI as previously reported. These reclassifications had no impact on our general contracting and real estate services or real estate financing segments.

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the years ended December 31, 2024, 2023, and 2022 were as follows ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Rental revenues	$103,435	$99,924	$87,788
Property expenses	27,642	25,572	23,102
NOI	$75,793	$74,352	$64,686

Square feet(1)	3,824,446	4,123,143	4,011,297
Occupancy(1)	95.3%	95.2%	96.3%
________________________________________
(1)Stabilized properties as of the end of the periods presented.

Rental revenues for the year ended December 31, 2024 increased $3.5 million, or 3.5%, compared to the year ended December 31, 2023. The increase in rental revenues resulted primarily due to less bad debt recognized in 2024. NOI for the year ended December 31, 2024 is materially consistent with the year ended December 31, 2023.

Retail Same Store Results

Retail same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2024 and 2023 and December 31, 2023 and 2022 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2024 (1)	2023 (1)	Change	2023 (2)	2022 (2)	Change
Rental revenues	$84,716	$84,248	$468	$84,248	$79,071	$5,177
Property expenses	21,318	20,314	1,004	20,314	19,514	800
Same Store NOI	$63,398	$63,934	$(536)	$63,934	$59,557	$4,377
Non-Same Store NOI	12,395	10,418	1,977	10,418	5,129	5,289
Segment NOI	$75,793	$74,352	$1,441	$74,352	$64,686	$9,666
________________________________________
(1) Same store excludes Chronicle Mill Retail, Southern Post Retail, The Interlock Retail, and Columbus Village II, as well as Nexton Square and Market at Mill Creek which were disposed in the fourth quarter of 2024.
(2)Same store excludes Pembroke Square and The Interlock Retail, as well as Columbus Village II due to redevelopment.

Same store rental revenues and same store NOI for the year ended December 31, 2024 are materially consistent with the year ended December 31, 2023.

Office Segment Data

Office rental revenues, property expenses, and NOI for the years ended December 31, 2024, 2023, and 2022 were as follows ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Rental revenues	$95,007	$82,855	$74,970
Property expenses	33,779	31,390	26,620
NOI	$61,228	$51,465	$48,350
Square feet(1)	2,335,063	2,330,432	2,131,735
Occupancy(1)	97.2%	95.2%	98.0%
________________________________________
(1)Stabilized properties as of the end of the periods presented.

Rental revenues and NOI for the year ended December 31, 2024 increased $12.2 million, or 14.7%, and $9.8 million, or 19.0%, respectively, compared to the year ended December 31, 2023. The increases in rental revenues and NOI resulted primarily due to the receipt of a termination fee from one of our tenants at Wills Wharf and the addition of new tenants at Wills Wharf, as well as the acquisition of The Interlock Office in May 2023.

Office Same Store Results

Office same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2024 and 2023 and December 31, 2023 and 2022 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2024 (1)	2023 (1)	Change	2023 (2)	2022 (2)	Change
Rental revenues	$81,337	$76,568	$4,769	$76,568	$74,970	$1,598
Property expenses	29,380	28,342	1,038	28,342	25,665	2,677
Same Store NOI(3)	$51,957	$48,226	$3,731	$48,226	$49,305	$(1,079)
Non-Same Store NOI(3)	9,271	3,239	6,032	3,239	(955)	4,194
Segment NOI	$61,228	$51,465	$9,763	$51,465	$48,350	$3,115
________________________________________
(1)Same store excludes Chronicle Mill Office, Southern Post Office, and The Interlock Office.
(2)Same store excludes Wills Wharf and the Constellation Office.
(3)Same Store NOI for the year ended December 31, 2024 excludes a $4.0 million termination fee received from one of our tenants at the Wills Wharf property and the effect of $0.7 million of accelerated straight-line rent resulting from the termination of such tenant's lease. The impact of the same is included in Non-Same Store NOI for the year ended December 31, 2024.

Same store rental revenues and same store NOI for the year ended December 31, 2024 increased $4.8 million, or 6.2%, and $3.7 million, or 7.7%, respectively, compared to the year ended December 31, 2023. The increases in same store rental revenues and same store NOI resulted primarily due to the receipt of a termination fee from one of our tenants at Wills Wharf and the addition of new tenants at Wills Wharf

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the years ended December 31, 2024, 2023, and 2022 were as follows ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Rental revenues	$58,255	$56,145	$56,536
Property expenses	24,297	21,899	23,077
NOI	$33,958	$34,246	$33,459

Apartment units/beds	2,492	2,492	2,254
Occupancy	95.3%	95.5%	96.1%

Rental revenues for the year ended December 31, 2024 increased $2.1 million, or 3.8%, compared to the year ended December 31, 2023. The increase in rental revenues resulted primarily due to the commencement of operations at Chandler Residences in 2024 as well as increased occupancy at Chronicle Mill and The Everly. NOI for the year ended December 31, 2024 is materially consistent with the year ended December 31, 2023.

Multifamily Same Store Results

Multifamily same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2024 and 2023 and December 31, 2023 and 2022 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2024 (1)	2023 (1)	Change	2023 (2)	2022 (2)	Change
Rental revenues	$52,522	$51,589	$933	$51,589	$47,794	$3,795
Property expenses	21,167	19,725	1,442	19,725	18,753	972
Same Store NOI	$31,355	$31,864	$(509)	$31,864	$29,041	$2,823
Non-Same Store NOI	2,603	2,382	221	2,382	4,418	(2,036)
Segment NOI	$33,958	$34,246	$(288)	$34,246	$33,459	$787
________________________________________
(1)Same store excludes Chronicle Mill Apartments and Chandler Residences.
(2) Same store excludes 1305 Dock Street, Chronicle Mill Apartments, and The Everly as well as properties disposed in 2022.

Same store rental revenues and same store NOI for the year ended December 31, 2024 are materially consistent with the year ended December 31, 2023.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the years ended December 31, 2024, 2023, and 2022 were as follows ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
General contracting and real estate services revenues	$433,177	$413,131	$234,859
General contracting and real estate services expenses	419,302	399,713	227,158
Segment gross profit	13,875	13,418	7,701
Operating margin (1)	3.2%	3.2%	3.3%
________________________________________
(1)50% and 90% of gross profit attributable to our T. Rowe Price Global HQ and Allied | Harbor Point development projects, respectively, is not reflected within general contracting and real estate services revenues due to elimination. The Company is still entitled to receive cash proceeds in relation to the eliminated amounts. Prior to any gross profit eliminations attributable to these projects, operating margin for the years ended December 31, 2024, 2023, and 2022 was 3.5%, 3.7%, and 3.7%, respectively.

General contracting and real estate services segment gross profit for the year ended December 31, 2024 was materially consistent with the year ended December 31, 2023. We expect general contracting and real estate services revenues to gradually decrease over time.

The changes in third party construction backlog for each of the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Beginning backlog	$472,170	$665,564	$215,518
New contracts/change orders	85,883	221,474	685,754
Work performed	(434,269)	(414,868)	(235,708)
Ending backlog	$123,784	$472,170	$665,564

During the year ended December 31, 2024, we executed new contracts or change orders with Beatty Development Group related to the Harbor Point developments in Baltimore totaling $29.8 million in addition to the $0.4 million with Terwilliger Pappas in connection with the development of Solis Kennesaw, and $53.4 million with Dominion Realty Partners. Ending backlog as of December 31, 2024 included $23.2 million in contracts with Beatty Development Group, $78.6 million in contracts with Dominion Realty Partners, and $15.9 million in contracts with Terwilliger Pappas.

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

Real Estate Financing Segment Data

Real estate financing interest income, interest expense, and gross profit for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Interest income	$16,077	$14,176	$16,461
Interest expense	6,588	3,667	3,497
Segment gross profit	$9,489	$10,509	$12,964
Operating margin	59.0%	74.1%	78.8%

Real estate financing gross profit for the year ended December 31, 2024 decreased 9.7% compared to the year ended December 31, 2023, primarily due to the effect of increased funded balances and the increase to allocated interest expense in connection therewith, partially offset by an increase in recognized interest income.

Consolidated Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,			2024	2023
	2024	2023	2022	Change	Change

Revenues
Rental revenues	$256,697	$238,924	$219,294	$17,773	$19,630
General contracting and real estate services revenues	433,177	413,131	234,859	20,046	178,272
Interest income	18,596	15,103	16,978	3,493	(1,875)
Total revenues	708,470	667,158	471,131	41,312	196,027

Expenses
Rental expenses	62,410	56,419	50,742	5,991	5,677
Real estate taxes	23,308	22,442	22,057	866	385
General contracting and real estate services expenses	419,302	399,713	227,158	19,589	172,555
Depreciation and amortization	90,962	97,427	74,084	(6,465)	23,343
General and administrative expenses	20,225	18,122	15,691	2,103	2,431
Acquisition, development, and other pursuit costs	5,531	84	37	5,447	47
Impairment charges	1,494	102	416	1,392	(314)
Total expenses	623,232	594,309	390,185	28,923	204,124
Gain on real estate dispositions, net	21,305	738	53,466	20,567	(52,728)
Operating income	106,543	73,587	134,412	32,956	(60,825)
Interest expense	(78,965)	(57,810)	(39,680)	(21,155)	(18,130)
Loss on extinguishment of debt	(247)	—	(3,374)	(247)	3,374
Equity in income of unconsolidated real estate entities	245	—	—	245	—
Change in fair value of derivatives and other	14,251	(6,242)	8,698	20,493	(14,940)
Unrealized credit loss (provision)	(156)	(574)	(626)	418	52
Other income, net	209	31	378	178	(347)
Income before taxes	41,880	8,992	99,808	32,888	(90,816)
Income tax benefit (provision)	614	(1,329)	145	1,943	(1,474)
Net income	42,494	7,663	99,953	34,831	(92,290)
Net income attributable to noncontrolling interests in investment entities	(43)	(605)	(5,948)	562	5,343
Preferred stock dividends	(11,548)	(11,548)	(11,548)	—	—
Net income (loss) attributable to common stockholders and OP Unitholders	$30,903	$(4,490)	$82,457	$35,393	$(86,947)

Rental revenues by segment for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	Years Ended December 31,			2024	2023
	2024	2023	2022	Change	Change
Retail	$103,435	$99,924	$87,788	$3,511	$12,136
Office	95,007	82,855	74,970	12,152	7,885
Multifamily	58,255	56,145	56,536	2,110	(391)
	$256,697	$238,924	$219,294	$17,773	$19,630
Rental revenues increased $17.8 million, or 7.4%, during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Retail rental revenues for the year ended December 31, 2024 increased 3.5% compared to the year ended December 31, 2023, primarily as a result of less bad debt recognized in 2024.

Office rental revenues for the year ended December 31, 2024 increased 14.7% compared to the year ended December 31, 2023, primarily as a result of the receipt of termination fees from one of our tenants at Wills Wharf and the addition of new tenants at Wills Wharf.

Multifamily rental revenues for the year ended December 31, 2024 increased 3.8% compared to the year ended December 31, 2023, primarily due to the commencement of operations at Chandler Residences in 2024 as well as increased occupancy at Chronicle Mill and The Everly.

General contracting and real estate services revenues for the year ended December 31, 2024 increased $20.0 million, or 4.9%, compared to the year ended December 31, 2023, due to the execution of our backlog and the recognition of savings from unused contingencies for certain contracts.

Interest income for the year ended December 31, 2024 increased $3.5 million, or 23.1%, compared to the year ended December 31, 2023, due to higher outstanding principal balances on our real estate financing investments, interest earned on unused commitments on real estate financing investments, and higher interest bearing cash deposits.

Rental expenses by segment for each of the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	Years Ended December 31,			2024	2023
	2024	2023	2022	Change	Change
Retail	$18,221	$16,470	$13,980	$1,751	$2,490
Office	25,048	22,708	19,003	2,340	3,705
Multifamily	19,141	17,241	17,759	1,900	(518)
	$62,410	$56,419	$50,742	$5,991	$5,677

Rental expenses increased $6.0 million, or 10.6%, during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Retail rental expenses for the year ended December 31, 2024 increased 10.6% compared to the year ended December 31, 2023, primarily as a result of The Interlock acquisition in May 2023, the commencement of operations for Southern Post Retail in 2024, and increased costs for contracted property services, utilities, and repairs and maintenance.

Office rental expenses for the year ended December 31, 2024 increased 10.3% compared to the year ended December 31, 2023, primarily as a result of The Interlock acquisition in May 2023, the commencement of operations for Southern Post Office in 2024, and increased costs for contracted property services.

Multifamily rental expenses for the year ended December 31, 2024 increased 11.0% compared to the year ended December 31, 2023, primarily as a result of the commencement of operations at Chandler Residences, as well as higher costs for contracted property services, utilities, compensation, and repairs and maintenance.

Real estate taxes by segment for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	Years Ended December 31,			2024	2023
	2024	2023	2022	Change	Change
Retail	$9,421	$9,102	$9,122	$319	$(20)
Office	8,731	8,682	7,617	49	1,065
Multifamily	5,156	4,658	5,318	498	(660)
	$23,308	$22,442	$22,057	$866	$385

Real estate taxes increased $0.9 million, or 3.9%, during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Retail real estate taxes for the year ended December 31, 2024 increased 3.5% compared to the year ended December 31, 2023, primarily as a result of the commencement of operations for Southern Post Retail and the acquisition of The Interlock in May 2023.

Office real estate taxes for the year ended December 31, 2024 increased 0.6%, and therefore was materially consistent compared to the year ended December 31, 2023.

Multifamily real estate taxes for the year ended December 31, 2024 increased 10.7% compared to the year ended December 31, 2023, primarily as a result of increased rate assessments across the portfolio, particularly Greenside Apartments and The Edison Apartments, as well as commencement of operations for Chandler Residences.

General contracting and real estate services expenses for the year ended December 31, 2024 increased $19.6 million, or 4.9%, compared to the year ended December 31, 2023, primarily due to an increase in work performed in the execution of our backlog.

Depreciation and amortization for the year ended December 31, 2024 decreased $6.5 million, or 6.6%, compared to the year ended December 31, 2023. The decrease was primarily attributable to accelerated amortization of intangible lease assets in 2023 recognized in connection with the termination of leases at One City Center and The Interlock. This was partially offset by increased depreciation in 2024 related to the commencement of operations for Southern Post Office, Southern Post Retail, and Chandler Residences, and the acquisition of The Interlock Office and The Interlock Retail in May 2023.

General and administrative expenses for the year ended December 31, 2024 increased $2.1 million, or 11.6%, compared to the year ended December 31, 2023. The increase resulted primarily due to increased salaries and compensation and severance costs.

Acquisition, development, and other pursuit costs for the year ended December 31, 2024 related to the write off of development costs related to an undeveloped land parcel in predevelopment located in Charlotte, North Carolina. Refer to Note 5 to our condensed consolidated financial statements of this Annual Report on Form 10-K for more information. Acquisition, development, and other pursuit costs for the year ended December 31, 2023 were immaterial.

Impairment charges during the year ended December 31, 2024 relate to the impairment of an undeveloped land parcel in predevelopment located in Charlotte, North Carolina. Refer to Note 5 in our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information. Impairment charges during the year ended December 31, 2023 were immaterial.

Gain on real estate dispositions, net for the year ended December 31, 2024 were due to the disposition of the Nexton Square and Market at Mill Creek retail properties.

Interest expense for the year ended December 31, 2024 increased $21.2 million, or 36.6%, compared to the year ended December 31, 2023 primarily due to higher levels of indebtedness throughout the year in connection with the funding of development projects and real estate financing investments, as well as the expiration of derivatives designated as cash flow hedges.

The loss on extinguishment of debt for the year ended December 31, 2024 was due to the payoff of the loans secured by the Chronicle Mill, Premier Retail and Apartments, Market at Mill Creek, Nexton Square, and Southgate Square properties. There was no loss on extinguishment of debt for the year ended December 31, 2023.

Change in fair value of derivatives and other for the year ended December 31, 2024 includes an increase in interest receipts for non-designated derivatives due to an increase in the amount of non-designated derivatives, and a decrease in the fair value of our derivative instruments due to decreases in forward SOFR (the Secured Overnight Financing Rate).

Changes in unrealized credit loss provision for the year ended December 31, 2024 were primarily the result of the release of the provision related to the Solis City Park II real estate financing investment, which was partially offset by increases in note receivable balances for the real estate financing investments and the closing of the Solis North Creek real estate financing investment.

Changes in other income (expense), net for the year ended December 31, 2024 were immaterial.

The income tax benefit for the year ended December 31, 2024 was primarily attributable to the impairment of real estate of $1.5 million and development costs of $5.5 million that were recognized during the period related to undeveloped land under predevelopment, which had an attributable income tax benefit of $1.6 million. The income tax provision that we recognized during the years ended December 31, 2024 and 2023, which for the year ended December 31, 2024 partially offset the income tax benefit discussed above, were attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of December 31, 2024, we had unrestricted cash and cash equivalents of $70.6 million available for both current liquidity needs as well as development and redevelopment activities. As of December 31, 2024, we also had restricted cash in escrow of $1.6 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of December 31, 2024, we had $113.0 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $13.4 million of available borrowings under our construction loans to fund development activities. During the three months ended December 31, 2024, we decreased outstanding borrowings on our revolving credit facility by $19.0 million. The funds used to pay down the debt were procured through the closing of a loan secured by the Premier mixed-use retail and multifamily property and through the disposition of the Market at Mill Creek and Nexton Square retail properties.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. We continued to implement this transformation during the year ended December 31, 2024 and intend to continue to implement the transformation during the year ended December 31, 2025. As of December 31, 2024, unsecured debt represented 55.9% of our total borrowings compared to 54.4% as of December 31, 2023.

ATM Program

On March 10, 2020, we commenced the ATM Program through which we may, from time to time, issue and sell shares of our common stock and Series A Preferred Stock having an aggregate offering price of up to $300.0 million, to or through our sales agents and, with respect to shares of our common stock, may enter into separate forward sales agreements to or through one or more forward purchasers.

During the year ended December 31, 2024, we issued and sold 2,288,541 shares of common stock at a weighted average price of $11.58 per share under the ATM Program, receiving net proceeds, after offering costs and commissions, of $26.1 million. During the year ended December 31, 2024, we did not issue any shares of Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of February 21, 2025.

Recent Common Stock Offering

On September 27, 2024, we completed an underwritten public offering of 9.00 million shares of common stock at a public offering price of $10.50 per share, which resulted in gross proceeds of $94.5 million. We granted the underwriters an option to purchase 1.35 million shares of common stock at a public offering price of $10.50 per share, which was exercised in full, resulting in additional gross proceeds of $14.2 million. We received net proceeds, after deducting the underwriting discount and offering expenses, of approximately $103.5 million.

Share Repurchase Program

On June 15, 2023, our board of directors authorized the $50.0 million Share Repurchase Program. Under the Share Repurchase Program, we may repurchase shares of our common stock and Series A Preferred Stock from time to time in the open market, in block purchases, through privately negotiated transactions, the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other means permitted. The Share Repurchase Program does not obligate us to acquire any specific number of shares or acquire shares over any specific period of time. The Share Repurchase Program may be suspended or discontinued at any time by us and does not have an expiration date.

During the year ended December 31, 2024, we did not repurchase any shares of common stock or Series A Preferred Stock. As of December 31, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

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

The credit facility includes an accordion feature that allows the total commitments to be increased up to $1.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The revolving credit facility has a scheduled maturity date of January 22, 2027, with two six-month extension options, subject to certain conditions, including payment of a 0.075% extension fee at each extension. The term loan facility has a scheduled maturity date of January 21, 2028.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $258.0 million, as of December 31, 2024.

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

We are currently in compliance with all covenants under the TD term loan agreement.

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of December 31, 2024 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date (b)	Balance at Maturity
Secured Debt
Red Mill South	$4,502		3.57%	3.57%		May 1, 2025	$4,383
The Everly	30,000	SOFR+	1.50%	5.83%		December 20, 2025	30,000
Encore Apartments & 4525 Main Street	52,187		2.93%	2.93%		February 10, 2026	50,726
Southern Post	60,244	SOFR+	2.25%	6.58%		August 25, 2026	60,244
Thames Street Wharf	66,461	SOFR+	1.30%	2.33%	(c)	September 30, 2026	64,072
Constellation Energy Building	175,000	SOFR+	1.50%	5.95%		November 1, 2026	175,000
Liberty	20,242	SOFR+	1.50%	4.93%	(c)	September 27, 2027	19,230
Greenbrier Square	19,184		3.74%	3.74%		October 10, 2027	18,049
Lexington Square	13,293		4.50%	4.50%		September 1, 2028	12,044
Red Mill North	3,842		4.73%	4.73%		December 31, 2028	3,295
Premier Apartments and Retail	29,415		5.53%	5.53%		December 1, 2029	29,415
Greenside Apartments	30,321		3.17%	3.17%		December 15, 2029	26,095
Smith's Landing	13,584		4.05%	4.05%		June 1, 2035	384
The Edison	14,774		5.30%	5.30%		December 1, 2044	100
The Cosmopolitan	39,461		3.35%	3.35%		July 1, 2051	187
Total Secured Debt	$572,510						$493,224
Unsecured Debt
TD Unsecured Term Loan	$95,000	SOFR+	1.35%-1.90%	4.85%	(c)	May 19, 2025	$95,000
Senior Unsecured Revolving Credit Facility	140,000	SOFR+	1.30%-1.85%	6.42%		January 22, 2027	140,000
Senior Unsecured Revolving Credit Facility (Fixed)	5,000	SOFR+	1.30%-1.85%	4.80%	(c)	January 22, 2027	5,000
M&T Unsecured Term Loan	35,000	SOFR+	1.25%-1.80%	6.22%		March 8, 2027	35,000
M&T Unsecured Term Loan (Fixed)	100,000	SOFR+	1.25%-1.80%	4.90%	(c)	March 8, 2027	100,000
Senior Unsecured Term Loan	271,000	SOFR+	1.25%-1.80%	6.22%		January 21, 2028	271,000
Senior Unsecured Term Loan (Fixed)	79,000	SOFR+	1.25%-1.80%	4.83%	(c)	January 21, 2028	79,000
Total Unsecured Debt	725,000						725,000
Total Principal Balances	$1,297,510						$1,218,224
Other notes payable(d)	6,121
Unamortized GAAP Adjustments	(8,072)
Indebtedness, Net	$1,295,559
_______________________________________

(a) SOFR is determined by individual lenders.
(b) Does not reflect the effect of any maturity extension options.
(c) Includes debt subject to interest rate swap locks.
(d) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 38-year remaining lease term.

As of December 31, 2024, we were in compliance with all loan covenants on our outstanding indebtedness.

As of December 31, 2024, our scheduled principal repayments and maturities during each of the next five years and thereafter were as follows ($ in thousands):

Year(1)(2)(3)	Amount Due	Percentage of Total
2025	$136,701	11%
2026	355,710	27%
2027	321,819	25%
2028	369,322	28%
2029	59,167	5%
Thereafter	54,791	4%
Total	$1,297,510	100%
________________________________________

(1) Does not reflect the exercise of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.
(3) Debt principal payments and maturities exclude increased ground lease payments at 1405 Point which are classified as a note payable in our consolidated balance sheets.

Interest Rate Derivatives

As of December 31, 2024, the Company held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Harbor Point Parcel 3 senior construction loan	$90,000	(a)	1-month SOFR	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	(b)	1-month SOFR	2.75%	4.33%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	(c)	1-month SOFR	2.75%	5.12%	11/01/2023	11/01/2025
Floating rate pool of loans	300,000	(d)	1-month SOFR	2.75%	4.33%	12/01/2023	12/01/2025
Revolving credit facility and TD unsecured term loan	100,000	(e)	Daily SOFR	3.20%	4.70%	05/19/2023	5/19/2026
Thames Street Wharf loan	66,057	(f)	Daily SOFR	0.93%	2.33%	09/30/2021	9/30/2026
M&T unsecured term loan	100,000	(f)	1-month SOFR	3.50%	4.90%	12/06/2022	12/06/2027
Liberty Retail & Apartments loan	21,000	(g)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,000	(g)	1-month SOFR	3.43%	4.83%	12/13/2022	1/21/2028
Total	$1,186,057

(a) This interest rate swap agreement reduces our interest rate exposure on the $180.4 million senior construction loan secured by our Harbor Point Parcel 3 equity method investment. As such, the loan is not reflected on our consolidated balance sheets. We also paid $3.6 million to reduce the swap fixed rate on September 8, 2023.
(b) We paid $13.3 million to reduce the swap fixed rate on September 8, 2023.
(c) This interest rate swap agreement reduces our interest rate exposure on the $109.7 million senior construction loan secured by our Harbor Point Parcel 4 equity method investment. As such, the loan is not reflected on our consolidated balance sheets. We also paid $3.9 million to reduce the swap fixed rate on October 13, 2023.
(d) We paid $10.5 million to reduce the swap fixed rate on November 16, 2023.
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

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2024 (in thousands):

	Payments due by period
	Less than	More than
Contractual Obligations	1 year	1 year	Total
Principal payments and maturities of long-term indebtedness	$136,701	$1,160,809	$1,297,510
Interest payments on long-term indebtedness (1) (2)	57,482	104,995	162,477
Ground and other operating leases	5,473	455,617	461,090
Tenant-related and other commitments	24,112	—	24,112
Total (3) (4)	$223,768	$1,721,421	$1,945,189
________________________________________
(1)For long-term debt that bears interest at variable rates, we estimated future interest payments using the SOFR forward curve as of December 31, 2024. As of December 31, 2024, SOFR was 4.32%.
(2)Assumes the $145.0 million revolving credit facility balance outstanding as of December 31, 2024 remains constant through maturity of the facility. Amounts also include unused credit facility fees assuming the balance outstanding as of December 31, 2024 remains constant through maturity of our revolving credit facility.

(3)Contractual obligations above do not include funding obligations to non-wholly owned development projects as well as unfunded real estate financing investment commitments due to the uncertainty of the timing and amounts of certain of these obligations. Refer to "Item 1. Business" for information about our development projects and real estate financing investments.
(4)Contractual obligations above exclude increased ground lease payments at 1405 Point, which is classified as a note payable in the consolidated balance sheets.

Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have provided guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of December 31, 2024, we had an outstanding guarantee liability of $0.1 million related to the $32.9 million guarantee of the senior loan secured by Harbor Point Parcel 4.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we are responsible for providing a completion guarantee to the lender for this project.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of December 31, 2024, our off-balance sheet arrangements consisted of $32.7 million of unfunded commitments of our notes receivable. These unfunded commitments consist of $24.2 million of unfunded principal and $8.5 million of unfunded contingency. We consider the probability of contingency funding to be remote. We have recorded a $0.5 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Years Ended
	December 31,
	2024	2023	Change
	($ in thousands)
Operating Activities	$112,020	$93,314	$18,706
Investing Activities	(26,701)	(237,266)	210,565
Financing Activities	(43,262)	122,253	(165,515)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$42,057	$(21,699)	$63,756
Cash, cash equivalents, and restricted cash, beginning of period	$30,166	$51,865
Cash, cash equivalents, and restricted cash, end of period	$72,223	$30,166

	Years Ended
	December 31,
	2023	2022	Change
	($ in thousands)
Operating Activities	$93,314	$116,858	$(23,544)
Investing Activities	(237,266)	(33,242)	(204,024)
Financing Activities	122,253	(72,194)	194,447
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(21,699)	$11,422	$(33,121)
Cash, cash equivalents, and restricted cash, beginning of period	$51,865	$40,443
Cash, cash equivalents, and restricted cash, end of period	$30,166	$51,865

Net cash provided by operating activities for the year ended December 31, 2024 increased by $18.7 million compared to the year ended December 31, 2023. The change was primarily attributable to an increase in portfolio NOI and timing of receipts and payables for the construction business.

Net cash used for investing activities for the year ended December 31, 2024 decreased by $210.6 million compared to the year ended December 31, 2023. The change was primarily attributable to the dispositions of the Nexton Square and Market at Mill Creek retail properties, the payoff of the real estate financing investment secured by the Solis City Park II property, a decrease in contributions to equity method investments, a decrease in payments made to purchase interest rate derivatives, and a reduction to spending related to investments of real estate and building improvements.

Net cash provided by (used for) financing activities during the year ended December 31, 2024 decreased by $165.5 million compared to the year ended December 31, 2023. The change was primarily attributable to increases of cash paid to extinguish debt, partially offset by the cash proceeds from the issuance of common stock throughout the year.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for each of the years ended December 31, 2024, 2023, and 2022 to net income, the most directly comparable GAAP measure:

	Years Ended December 31,
	2024	2023	2022
	(in thousands, except per share and unit amounts)
Net income (loss) attributable to common stockholders and OP Unitholders	$30,903	$(4,490)	$82,457
Depreciation and amortization, net(1)	88,754	95,208	71,971
Gain on operating real estate dispositions, net(2)	(21,305)	—	(47,984)
Impairment of real estate assets	1,494	—	201
FFO attributable to common stockholders and OP Unitholders	99,846	90,718	106,645
Acquisition, development, and other pursuit costs	5,531	84	37
Accelerated amortization of intangible assets and liabilities	(5)	(653)	215
Loss on extinguishment of debt	247	—	3,374
Unrealized credit loss provision (release)	156	574	626
Amortization of right-of-use assets - finance leases	1,578	1,349	1,110
Increase (decrease) in fair value of derivatives not designated as cash flow hedges	9,612	14,185	(8,698)
Amortization of interest rate derivatives on designated cash flow hedges	422	4,210	3,849
Severance related costs	1,506	—	—
Normalized FFO available to common stockholders and OP Unitholders	$118,893	$110,467	$107,158
Net income (loss) attributable to common stockholders and OP Unitholders per diluted share and unit	$0.33	$(0.05)	$0.93
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$1.08	$1.02	$1.21
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$1.29	$1.24	$1.22
Weighted average common shares and units - diluted	92,326	88,864	88,192
________________________________________

(1) The adjustment for depreciation and amortization excludes amortization of above and below-market ground lease assets. The adjustment for depreciation and amortization for the years ended December 31, 2024, 2023, and 2022 excludes $0.9 million, $0.9 million and $1.0 million, respectively, of depreciation attributable to our partners.

(2) The adjustment for gain on operating real estate dispositions for the year ended December 31, 2023 excludes $0.7 million for the gains on the dispositions of non-operating parcels at the Market at Mill Creek and adjacent to Brooks Crossing Retail. The adjustment for gain on real estate dispositions for the year ended December 31, 2022 excludes $5.4 million for the gain on the sale of The Residences at Annapolis Junction that was allocated to our joint venture partner.

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

As of December 31, 2024 and excluding unamortized GAAP adjustments, 93.7% of our outstanding debt is either fixed rate or economically hedged after the effect of interest rate swaps and caps. As of December 31, 2024, SOFR was approximately 4.32%. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were to increase by 100 basis points, our cash flow would decrease by approximately $1.9 million per year. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were reduced by 100 basis points, our cash flow would increase by approximately $1.9 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2024, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from our Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2025.

Item 11.    Executive Compensation.

This information is incorporated by reference from our Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from our Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2025.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from our Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2025.

Item 14.    Principal Accountant Fees and Services.

This information is incorporated by reference from our Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2025.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1)Financial Statements

Included herein at pages F-1 through F-58.

(2)Financial Statement Schedules

The following financial statement schedule is included herein at pages F-59 through F-62:

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

10.9
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 17, 2019)

10.10
Amendment No. 4, dated as of March 6, 2020, to the First Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P., dated as of May 13, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 6, 2020)

10.11
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

10.13	Second Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 21, 2025)

10.14†	Armada Hoffler Properties, Inc. Amended and Restated Short-Term Incentive Program (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on February 28, 2019)

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

10.18†*	Form of Restricted LTIP Unit Award Agreement for Directors

10.19†*	Form of Restricted LTIP Unit Award Agreement for Executive Officers

10.20†	Form of Time-Based LTIP Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on February 21, 2025)

10.21†	Form of Performance LTIP Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on February 21, 2025)

10.22†	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on February 21, 2025)

10.23†	Form of RSU Award Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on February 21, 2025)

10.24†
Separation and General Release Agreement, entered into as of July 23, 2024, between Shelly R. Hampton and Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 24, 2024)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of Armada Hoffler Properties, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on February 28, 2024)

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

Exhibit Number	Description

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2025

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Shawn J. Tibbetts
Shawn J. Tibbetts
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis S. Haddad	Executive Chairman and Director	February 27, 2025
Louis S. Haddad

/s/ Shawn J. Tibbetts	Chief Executive Officer, President, and Director	February 27, 2025
Shawn J. Tibbetts	(principal executive officer)

/s/ Matthew T. Barnes-Smith	Chief Financial Officer, Treasurer, and Corporate Secretary	February 27, 2025
Matthew T. Barnes-Smith	(Principal financial officer and principal accounting officer)

/s/ Daniel A. Hoffler	Chairman Emeritus and Director	February 27, 2025
Daniel A. Hoffler

/s/ George F. Allen	Director	February 27, 2025
George F. Allen

/s/ James A. Carroll	Director	February 27, 2025
James A. Carroll

/s/ James C. Cherry	Director	February 27, 2025
James C. Cherry

/s/ Eva S. Hardy	Director	February 27, 2025
Eva S. Hardy

/s/ Dennis H. Gartman	Director	February 27, 2025
Dennis H. Gartman

/s/ A. Russell Kirk	Director	February 27, 2025
A. Russell Kirk

/s/ F. Blair Wimbush	Director	February 27, 2025
F. Blair Wimbush

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2024

Item 8, Item 15(a)(1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Armada Hoffler Properties, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Armada Hoffler Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and Financial Statement Schedule listed in the Index at Item 15(3) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses - Notes Receivable

Description of the Matter
At December 31, 2024, the Company’s notes receivable portfolio totaled $132.6 million, net of allowances of $1.9 million. As discussed in Notes 2 and 7 to the consolidated financial statements, management estimates the allowance for loan losses on outstanding notes receivable based primarily upon relevant historical loan loss data sets, the forecast for macroeconomic conditions, loan-to-value of the underlying project, remaining contractual loan term, and other relevant loan-specific factors. For loans experiencing financial difficulty as of the measurement date, the Company recognizes expected credit losses calculated as the difference between the amortized cost basis of the financial asset and the estimated fair value of the collateral, net of selling costs, which includes an estimation of the projected sales proceeds from the sale of the underlying property.

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
Richmond, Virginia
February 27, 2025

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	DECEMBER 31,
	2024	2023
ASSETS
Real estate investments:
Income producing property	$2,173,787	$2,093,032
Held for development	5,683	11,978
Construction in progress	17,515	102,277
	2,196,985	2,207,287
Accumulated depreciation	(451,907)	(393,169)
Net real estate investments	1,745,078	1,814,118
Real estate investments held for sale	4,800	—
Cash and cash equivalents	70,642	27,920
Restricted cash	1,581	2,246
Accounts receivable, net	52,860	45,529
Notes receivable, net	132,565	94,172
Construction receivables, including retentions, net	84,624	126,443
Construction contract costs and estimated earnings in excess of billings	6	104
Equity method investments	158,151	142,031
Operating lease right-of-use assets	22,841	23,085
Finance lease right-of-use assets	88,986	90,565
Acquired lease intangible assets	89,739	109,137
Other assets	60,990	87,548
Total Assets	$2,512,863	$2,562,898
LIABILITIES AND EQUITY
Indebtedness, net	$1,295,559	$1,396,965
Accounts payable and accrued liabilities	38,840	31,041
Construction payables, including retentions	104,495	128,290
Billings in excess of construction contract costs and estimated earnings	5,871	21,414
Operating lease liabilities	31,365	31,528
Finance lease liabilities	92,646	91,869
Other liabilities	54,418	56,613
Total Liabilities	1,623,194	1,757,720
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized, 6,843,418 shares issued and outstanding as of December 31, 2024 and 2023	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 79,695,938 and 66,793,294 shares issued and outstanding as of December 31, 2024 and 2023, respectively	797	668
Additional paid-in capital	714,640	580,687
Distributions in excess of earnings	(218,623)	(184,724)
Accumulated other comprehensive income	2,737	4,906
Total stockholders’ equity	670,636	572,622
Noncontrolling interests in investment entities	9,180	9,986
Noncontrolling interests in Operating Partnership	209,853	222,570
Total Equity	889,669	805,178
Total Liabilities and Equity	$2,512,863	$2,562,898

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share and unit data)

	YEARS ENDED DECEMBER 31,
	2024	2023	2022
Revenues
Rental revenues	$256,697	$238,924	$219,294
General contracting and real estate services revenues	433,177	413,131	234,859
Interest income	18,596	15,103	16,978
Total revenues	708,470	667,158	471,131
Expenses
Rental expenses	62,410	56,419	50,742
Real estate taxes	23,308	22,442	22,057
General contracting and real estate services expenses	419,302	399,713	227,158
Depreciation and amortization	90,962	97,427	74,084
General and administrative expenses	20,225	18,122	15,691
Acquisition, development, and other pursuit costs	5,531	84	37
Impairment charges	1,494	102	416
Total expenses	623,232	594,309	390,185
Gain on real estate dispositions, net	21,305	738	53,466
Operating Income	106,543	73,587	134,412
Interest expense	(78,965)	(57,810)	(39,680)
Loss on extinguishment of debt	(247)	—	(3,374)
Equity in income of unconsolidated real estate entities	245	—	—
Change in fair value of derivatives and other	14,251	(6,242)	8,698
Unrealized credit loss (provision) release	(156)	(574)	(626)
Other (expense) income, net	209	31	378
Income before taxes	41,880	8,992	99,808
Income tax benefit (provision)	614	(1,329)	145
Net income	42,494	7,663	99,953
Net loss (income) attributable to noncontrolling interests:
Investment entities	(43)	(605)	(5,948)
Operating Partnership	(6,806)	1,229	(19,258)
Net income attributable to Armada Hoffler Properties, Inc.	35,645	8,287	74,747
Preferred stock dividends	(11,548)	(11,548)	(11,548)
Net income (loss) attributable to common stockholders	$24,097	$(3,261)	$63,199
Net income (loss) attributable to common stockholders per share (basic and diluted)	$0.34	$(0.05)	$0.94
Weighted-average common shares outstanding (basic and diluted)	70,662	67,692	67,576

Comprehensive income:
Net income	$42,494	$7,663	$99,953
Unrealized cash flow hedge gains	4,322	6,879	20,165
Realized cash flow hedge gains reclassified to net income	(7,289)	(20,047)	(800)
Comprehensive income (loss)	39,527	(5,505)	119,318
Comprehensive loss (income) attributable to noncontrolling interests:
Investment entities	(3)	(322)	(6,103)
Operating Partnership	(6,047)	4,341	(23,755)
Comprehensive income (loss) attributable to Armada Hoffler Properties, Inc.	$33,477	$(1,486)	$89,460

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Equity
(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive loss	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, January 1, 2022	$171,085	$630	$525,030	$(141,360)	$(33)	$555,352	$629	$223,842	$779,823
Net income	—	—	—	74,747	—	74,747	5,948	19,258	99,953
Unrealized cash flow hedge gains	—	—	—	—	15,333	15,333	148	4,684	20,165
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—	1	(621)	(620)	7	(187)	(800)
Net prceeds from issuance of common stock	—	45	65,114	—	—	65,159	—	—	65,159
Restricted stock awards, net	—	2	3,027	—	—	3,029	—	—	3,029
Noncontrolling interest in acquired real estate entity	—	—	—	—	—	—	23,065	—	23,065
Acquisition of noncontrolling interest in real estate entity	—	—	(5,401)	—	—	(5,401)	—	—	(5,401)
Redemption of operating partnership units	—	—	114	—	—	114	—	(244)	(130)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,742)	—	(5,742)
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)	—	—	(11,548)
Dividends and distributions declared on common shares and units	—	—	—	(48,715)	—	(48,715)	—	(14,844)	(63,559)
Balance, December 31, 2022	171,085	677	587,884	(126,875)	14,679	647,450	24,055	232,509	904,014
Net income (loss)	—	—	—	8,287	—	8,287	605	(1,229)	7,663
Unrealized cash flow hedge gains	—	—	—	—	5,026	5,026	315	1,538	6,879
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(14,799)	(14,799)	(598)	(4,650)	(20,047)
Net costs from issuance of common stock	—	—	(208)	—	—	(208)	—	—	(208)
Retirement of common stock	—	(12)	(10,458)	(2,158)	—	(12,628)	—	—	(12,628)
Restricted stock awards, net	—	3	2,955	—	—	2,958	—	—	2,958
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	12,194	12,194
Acquisition of noncontrolling interest in real estate entity	—	—	—	—	—	—	(12,834)	—	(12,834)
Redemption of operating partnership units	—	—	514	—	—	514	—	(1,219)	(705)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,557)	—	(1,557)
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)	—	—	(11,548)
Dividends and distributions declared on common shares and units	—	—	—	(52,430)	—	(52,430)	—	(16,573)	(69,003)
Balance, December 31, 2023	171,085	668	580,687	(184,724)	4,906	572,622	9,986	222,570	805,178
Net income (loss)	—	—	—	35,645	—	35,645	43	6,806	42,494
Unrealized cash flow hedge (losses) gains	—	—	—	—	3,322	3,322	29	971	4,322
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(5,491)	(5,491)	(68)	(1,730)	(7,289)
Net proceeds from issuance of common stock	—	126	129,295	—	—	129,421	—	—	129,421
Restricted stock awards, net	—	2	3,892	—	—	3,894	—	—	3,894
Redemption of operating partnership units	—	1	766	—	—	767	—	(972)	(205)
Distributions to noncontrolling interests	—	—	—	—	—	—	(810)	—	(810)
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)	—	—	(11,548)
Dividends and distributions declared on common shares and units per share and unit	—	—	—	(57,996)	—	(57,996)	—	(17,792)	(75,788)
Balance, December 31, 2024	$171,085	$797	$714,640	$(218,623)	$2,737	$670,636	$9,180	$209,853	$889,669
See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEARS ENDED DECEMBER 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$42,494	$7,663	$99,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	68,282	63,462	54,548
Amortization of leasing costs, in-place lease intangibles and below market ground rents - operating leases	22,680	33,965	19,536
Accrued straight-line rental revenue	(8,254)	(6,272)	(6,178)
Amortization of leasing incentives and above or below-market rents	(1,646)	(2,190)	(1,070)
Accrued straight-line ground rent expense	28	64	119
Unrealized credit loss provision	156	574	626
Adjustment for uncollectible lease accounts	2,020	4,013	515
Noncash acquisition, development, and other pursuit costs	5,528	—	—
Noncash stock compensation	5,098	3,677	3,273
Impairment charges	1,494	102	416
Noncash interest expense	3,726	7,106	6,828
Noncash loss on extinguishment of debt	247	—	3,374
Gain on real estate dispositions, net	(21,305)	(738)	(53,466)
Change in fair value of derivatives and other	9,612	14,185	(8,698)
Adjustment for receipts on off-market interest rate derivatives	(22,829)	(7,947)	—
Equity in income of unconsolidated real estate entities	(245)	—	—
Changes in operating assets and liabilities:
Property assets	(11,036)	(5,794)	(12,029)
Property liabilities	7,420	12,092	2,960
Construction assets	53,659	(59,226)	(60,756)
Construction liabilities	(33,463)	42,487	71,642
Interest receivable	(11,646)	(13,909)	(4,735)
Net cash provided by operating activities	112,020	93,314	116,858
INVESTING ACTIVITIES
Development of real estate investments	(29,831)	(58,793)	(76,182)
Tenant and building improvements	(30,355)	(24,650)	(17,085)
Acquisitions of real estate investments, net of cash received	—	(8,394)	(119,739)
Dispositions of real estate investments, net of selling costs	58,593	246	252,270
Notes receivable issuances	(47,721)	(48,184)	(37,791)
Notes receivable paydowns	20,594	—	35,848
Payments to purchase off-market interest rate derivatives	—	(31,311)	—
Receipts on off-market interest rate derivatives	22,829	7,947	—
Leasing costs	(4,935)	(4,059)	(7,640)
Leasing incentives	—	(20)	(51)
Contributions to equity method investments	(15,875)	(70,048)	(62,872)
Net cash used for investing activities	(26,701)	(237,266)	(33,242)
FINANCING ACTIVITIES
Proceeds (costs) from issuance of common stock, net of issuance cost	129,421	(208)	65,159
Common shares tendered for tax withholding	(1,566)	(1,111)	(774)
Repurchase and retirement of common stock, net	—	(12,628)	—
Debt issuances, credit facility, and construction loan borrowings	269,469	402,568	678,574
Debt and credit facility repayments, including principal amortization	(257,575)	(180,869)	(723,739)
Debt issuance costs	(2,221)	(2,839)	(8,316)
Cash paid on extinguishment of debt	(95,881)	—	—
Acquisition of NCI in consolidated RE investments	—	—	(4,651)
Redemption of operating partnership units	(205)	(705)	(130)
Distributions to noncontrolling interests	(810)	(1,557)	(5,756)
Contributions from noncontrolling interests	—	—	14
Dividends and distributions	(83,894)	(80,398)	(72,575)
Net cash (used for) provided by financing activities	(43,262)	122,253	(72,194)
Net increase (decrease) in cash, cash equivalents, and restricted cash	42,057	(21,699)	11,422
Cash, cash equivalents, and restricted cash, beginning of period	30,166	51,865	40,443
Cash, cash equivalents, and restricted cash, end of period	$72,223	$30,166	$51,865
ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	YEARS ENDED DECEMBER 31,
	2024	2023	2022
Supplemental Disclosures (noncash transactions):
Cash paid for interest	$71,629	$44,920	$29,878
Cash refunded (paid) for income taxes	(1,145)	33	(1)
Increase in dividends and distributions payable	3,442	153	2,532
Note payable issued in acquisition of noncontrolling interest in real estate investment	—	—	750
Decrease in accrued capital improvements and development costs	(115)	(4,825)	110
Issuance of operating partnership units for acquisitions	—	12,194	—
Operating Partnership units redeemed for common shares	767	514	132
Debt assumed at fair value in conjunction with real estate purchases	—	105,584	156,071
Note receivable redeemed in conjunction with real estate purchase	—	90,232	—
Equity method investment redeemed for real estate acquisition	—	—	3,772
Acquisitions of noncontrolling interests	—	12,834	—
Noncontrolling interest in acquired real estate entity	—	—	23,065
Other liability satisfied in connection with a real estate disposal	—	750	—
Recognition of operating lease right-of-use assets	—	—	110
Recognition of operating lease liabilities	—	—	110
Recognition of finance lease right-of-use assets	—	47,742	—
Recognition of finance lease liabilities	—	46,616	—
Adjustment to finance lease ROU assets	—	1,705	—
Adjustment to finance lease liabilities	—	1,705	—

(1) The following table sets forth the items from the Company's consolidated balance sheets that are included in cash, cash equivalents, and restricted cash in the consolidated statements of cash flows:

	As of December 31,
	2024	2023
Cash and cash equivalents	$70,642	$27,920
Restricted cash (a)	1,581	2,246
Cash, cash equivalents, and restricted cash	$72,223	$30,166
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

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership"), and as of December 31, 2024, owned 78.6% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly-owned subsidiaries thereof. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the "IPO") and certain related formation transactions on May 13, 2013.

 As of December 31, 2024, the Company's operating portfolio consisted of the following properties:

Property	Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
4525 Main Street Retail* (1)	Virginia Beach, Virginia	100%
4621 Columbus Retail* (2)	Virginia Beach, Virginia	100%
Columbus Village*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
The Cosmopolitan Retail* (3)	Virginia Beach, Virginia	100%
Two Columbus Retail* (1)	Virginia Beach, Virginia	100%
West Retail* (1)	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Retail* (1)	Baltimore, Maryland	90%
Point Street Retail* (3)	Baltimore, Maryland	100%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail*	Newport News, Virginia	65%	(4)
Delray Beach Plaza*	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%
Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%
Parkway Centre	Moultrie, Georgia	100%
Parkway Marketplace	Virginia Beach, Virginia	100%

Property	Location	Ownership Interest
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Southeast Sunbelt
Chronicle Mill Retail* (3)	Belmont, North Carolina	85%	(4)
North Hampton Market	Taylors, South Carolina	100%
One City Center Retail* (1)	Durham, North Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza Retail*	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Liberty Retail* (3)	Newport News, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%
The Edison Retail* (3)	Richmond, Virginia	100%

Office
Town Center of Virginia Beach
249 Central Park Office* (5)	Virginia Beach, Virginia	100%
4525 Main Street Office*	Virginia Beach, Virginia	100%
4605 Columbus Office* (5)	Virginia Beach, Virginia	100%
Armada Hoffler Tower*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus Office*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Office* (3)	Belmont, North Carolina	85%	(4)
One City Center Office*	Durham, North Carolina	100%
Providence Plaza Office* (5)	Charlotte, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic
Brooks Crossing Office* (5)	Newport News, Virginia	100%

Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, Virginia	100%
Premier Apartments*	Virginia Beach, Virginia	100%

Property	Location	Ownership Interest
The Cosmopolitan*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, Maryland	90%
1405 Point*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Apartments*	Belmont, North Carolina	85%	(4)
Greenside Apartments	Charlotte, North Carolina	100%
The Everly*	Gainesville, Georgia	100%
Mid-Atlantic
Liberty Apartments*	Newport News, Virginia	100%
Smith's Landing	Blacksburg, Virginia	100%
The Edison*	Richmond, Virginia	100%
________________________________________
*Mixed-use asset or located in a mixed-use development.
(1) Formerly reported in the office real estate segment. Refer to Note 3 for further information.
(2) Formerly known as Apex Entertainment.
(3) Formerly reported in the multifamily real estate segment. Refer to Note 3 for further information.
(4) We are entitled to a preferred return on our investment in this property.
(5) Formerly reported in the retail real estate segment. Refer to Note 3 for further information.

As of December 31, 2024, the following properties were under development, under redevelopment or unstabilized:

Development, Not Stabilized	Segment	Location	AHH Ownership
Southern Post Retail	Retail*	Roswell, Georgia	100%
Southern Post Office	Office*	Roswell, Georgia	100%
Chandler Residences	Multifamily*	Roswell, Georgia	100%

Redevelopment	Segment	Location	AHH Ownership
Columbus Village II	Retail*	Virginia Beach, Virginia	100%
________________________________________
*Mixed-use asset or located in a mixed-use development.

2.    Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

The consolidated financial statements include the financial position and results of operations of the Company and its subsidiaries. The Company’s subsidiaries include the Operating Partnership and the subsidiaries that are, directly or indirectly, wholly owned or in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity ("VIE") in accordance with the consolidation guidance of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Segments

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and are regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Segment information is prepared on the same basis that the CODM reviews information for operational decision-making purposes. The CODM evaluates the performance of each of the Company’s properties and real estate ventures individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. The Company operates in five business segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. The Company’s general contracting and real estate services business develops and builds properties for its own account and also provides construction and development services to both related and third parties. The Company's real estate financing segment includes the Company's real estate financing loans and preferred equity investments on development projects. The Company's CODM has been identified to collectively include the Company's Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer for the years ending December 31, 2024, 2023, and 2022.

Reclassifications

Certain items have been reclassified from their prior year classifications to conform to the current year presentation. Effective for the year ended December 31, 2023 and future years, the Company changed the presentation of its consolidated statements of comprehensive income. For the year ended December 31, 2022, the Company reclassified interest income of $17.0 million from non-operating income to operating income. As a result, total revenues and operating income increased by $17.0 million compared to the previous reporting. These reclassifications had no effect on net income or stockholder's equity as previously reported. Refer to Note 3 for additional information.

For the years ended December 31, 2023 and 2022, the Company reclassified amortization of right-of-use assets - finance leases of $1.3 million and $1.1 million, respectively, from its separate financial statement line item to be included within depreciation and amortization. As a result, depreciation and amortization for the years then ended increased similarly, compared to previous reporting. These reclassifications had no effect on net income or stockholder's equity as previously reported.

Revenue Recognition

Rental Revenues

The Company leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Rental revenues include $8.3 million, $6.4 million and $6.2 million of straight-line rent adjustments for the years ended December 31, 2024, 2023, and 2022, respectively. The Company begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with the Company’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of substantially all such revenue for a tenant is probable. The Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. The Company recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Leasing incentive amortization was $0.4 million, $0.6 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022. The Company recognizes fair value adjustments recorded at the time of lease assumption in rental income on a straight-line basis as a reduction to revenue over the remaining life of the lease or any renewal periods for which the Company determines have value at the time of acquisition. The Company recognizes cost reimbursement revenue for real estate taxes, operating expenses, and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. The Company recognizes lease termination fees either upon termination or amortizes them over any remaining lease term.

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

The Company capitalizes direct and indirect project costs associated with the initial development of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include pre-acquisition, development, and preconstruction costs including overhead, salaries, and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent, and interest. Interest is also capitalized in relation to the Company's equity method investments for development projects. Interest capitalized during the years ended December 31, 2024, 2023, and 2022 was $13.7 million, $8.3 million, and $4.0 million, respectively.

The Company capitalizes predevelopment costs directly identifiable with specific properties when the development of such properties is probable. Capitalized predevelopment costs are presented within other assets in the consolidated balance sheets. Land for which development activities have not yet commenced are presented separately as land held for development in the consolidated balance sheets. Capitalized predevelopment costs as of December 31, 2024 and 2023, were $1.7 million, and $7.8 million, respectively. Costs attributable to unsuccessful projects are expensed.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5 — 20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease (or estimated useful life, if shorter)

Operating Property Acquisitions

Acquisitions of operating properties have been and will generally be accounted for as acquisitions of a group of assets, with costs incurred to effect an acquisition, including title, legal, accounting, brokerage commissions, and other related costs, being capitalized as part of the cost of the assets acquired. In connection with such acquisitions, the Company identifies and recognizes all assets acquired and liabilities assumed at their relative fair values as of the acquisition date. The purchase price allocations to tangible assets, such as land, site improvements, and buildings and improvements are presented within income producing property in the consolidated balance sheets and depreciated over their estimated useful lives. Acquired lease intangible assets are presented as a separate component of assets on the consolidated balance sheets. Acquired lease intangible liabilities are presented within other liabilities in the consolidated balance sheets. The Company amortizes in-place lease assets as depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. The Company amortizes above-market lease assets as reductions to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market lease liabilities as increases to rental revenues on a straight-line basis over the remaining term of the related leases. The Company amortizes below-market ground lease assets as increases to depreciation and amortization expense on a straight-line basis over the remaining term of the related leases. Conversely, the Company amortizes above-market ground lease assets as decreases to depreciation and amortization expense on a straight-line basis over the remaining term of the related leases.

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

As of December 31, 2024, an undeveloped land parcel located in Charlotte, North Carolina was classified as held for sale with disposal expected to be completed in 2025. As of December 31, 2023, no properties were classified as held for sale.

Impairment of Long-Lived Assets

The Company evaluates its real estate assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, the Company compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value. The impairment charges recognized during the year ended December 31, 2024 relate to an undeveloped land parcel in predevelopment located in Charlotte, North Carolina. The impairment charges recognized during the years ended December 31, 2023 and 2022 represent unamortized leasing or acquired intangible assets related to vacated tenants. Refer to Note 5 for more information.

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

The Company evaluates its equity method investments for impairments and records a loss if the carrying value is greater than the fair value of the investment and the impairment is other-than-temporary. No other-than-temporary impairment charges were recorded in relation to the Company's equity method investments for the years ended December 31, 2024, 2023, and 2022.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, investments in money market funds, and investments with an original maturity of three months or less.

Restricted Cash

Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

Accounts Receivable, Net

Accounts receivable include amounts from tenants for base rents, contingent rents, and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2024 and 2023, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $39.0 million and $33.6 million, respectively.

The Company’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual accounts receivable, current economic conditions, historical experience, and other relevant factors. The Company establishes a reserve for any receivable associated with a tenant when collection of substantially all operating lease payments for a tenant is not probable. As of December 31, 2024 and 2023, the allowance for doubtful accounts was $2.3 million and $1.8 million, respectively. The Company reflects these amounts as a component of rental income on the consolidated statements of comprehensive income.

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

For interest rate caps that qualify as cash flow hedges, the premium paid by the Company at inception represents the time value of the instrument and is excluded from the hedge effectiveness assessment. The excluded component is amortized over the life of the derivative instrument and presented within interest expense in the consolidated statements of comprehensive income. The Company recognized amortization of interest rate cap premiums of $0.4 million, $3.2 million and $3.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Stock-Based Compensation

The Company may issue share-based awards as compensation to officers, employees, non-employee members of the board of directors, and other eligible persons under the Company's Amended and Restated 2013 Equity Incentive Plan, as amended (the "Equity Plan"). The vesting of the awards issued to the officers and employees is based on either the continued service or employment (time-based), or the absolute and relative total shareholder returns of the Company and continued employment (market-based), as determined by the board of directors at the date of grant. The vesting of the awards issued to non-employee directors is based on continued service (time-based). For time-based awards, the Company recognizes compensation expense for the unvested awards using the accelerated attribution method over the vesting period based upon the fair market value of the shares on the date of grant. For performance-based awards, the Company recognizes compensation expense over the requisite service period for each award, based on the fair market value of the shares on the date of grant, as determined using a Monte Carlo simulation. The effect of forfeitures of awards is recorded as they occur.

Non-employee directors may also elect to receive unrestricted shares under the 2013 Plan as compensation that would otherwise be paid in cash for their services. The shares issued to the non-employee directors in lieu of cash compensation are unrestricted and include no vesting conditions. The Company recognized compensation expense for the unrestricted shares issued in lieu of cash compensation based upon the fair market value of the shares on the date of issuance.

Compensation cost associated with the vesting of share-based awards is presented within either general and administrative expenses or general contracting and real estate services expenses in the consolidated statements of comprehensive income. Stock-based compensation for personnel directly involved in the construction and development of a property is capitalized.

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

Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. Management analyzes its tax filing positions in the U.S. federal, state, and local jurisdictions where it is required to file income tax returns for all open tax years. If, based on this analysis, management determines that uncertainties in tax positions exist, a liability is established. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction to the provision for income taxes.

Discontinued Operations

Disposals representing a strategic shift that has or will have a major effect on the Company’s operations and financial results are reported as discontinued operations.

Net Income Per Share

The Company calculates net income per share by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares and unvested performance units outstanding during the period. Diluted net income per share is calculated by dividing net income (loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. The potential dilutive shares consist of unvested restricted stock awards calculated using the two-class method and unvested performance units calculated using the treasury stock method. As of December 31, 2024, the number of performance units vested and convertible was 26,500. However, there were no significant potential dilutive shares outstanding for each of the three years ended December 31, 2024, 2023, and 2022. As a result, basic and diluted outstanding shares were the same for each period presented.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards:

Segment Reporting

In November 2023, the FASB issued ASU 2023-07 as an update to ASC Topic 280, which will be effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 requires an entity to disclose significant segment expenses regularly provided to the chief operating decision maker, a description of "other segment items," and the title and position of the chief operating decision maker and allows for more than one measure of a segment's profit or loss if used by the chief operating decision maker. The update also enhances interim disclosure requirements and requirements for entities with a single reportable segment. The Company adopted ASU 2023-07 effective for the year ended December 31, 2024 and the adoption did not have a material impact on the consolidated financial statements.

Stock Compensation

In March 2024, the FASB issued ASU 2024-01 as an update to ASC Topic 718, which will be effective for fiscal years     beginning after December 15, 2024 and interim periods beginning within those annual periods. Early adoption is permitted. ASU 2024-01 was issued to improve GAAP by providing an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718 - Stock Compensation. The Company adopted ASU 2024-01 effective for the year ending December 31, 2024 and the adoption did not have a material impact on the consolidated financial statements.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03 as an update to ASC Topic 220-40, which will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 was issued to improve the disclosures about a public business entity's expenses and address request from investors for more detailed information about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions (such as general and administrative expenses). The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

3.    Segments

The Company operates its business in five reportable segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Refer to Note 1 for the composition of properties within each property segment.

Net operating income ("NOI") is the primary measure used by the Company’s CODM to assess segment performance. NOI is calculated as segment revenues less segment expenses. Segment revenues include rental revenues for the property segments, general contracting and real estate services revenues for the general contracting and real estate services segment, and interest income for the real estate financing segment. Segment expenses include rental expenses and real estate taxes for the property segments, general contracting and real estate services expenses for the general contracting and real estate services segment, and interest expense for the real estate financing segment. Segment NOI for the general contracting and real estate services and real estate financing segments is also referred to as segment gross profit as illustrated in the table below. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of the Company’s real estate, construction, and real estate financing businesses.

Since the Company's Annual Report on Form 10-K for the year ended December 31, 2023, the Company retrospectively reclassified certain components of mixed-use properties between the retail, office, and multifamily real estate segments in order to align the components of those properties with their tenant composition. As a result, (i) NOI for the year ended December 31, 2023 increased $1.6 million and $0.2 million for the retail and office real estate segments, respectively, and decreased $1.7 million for the multifamily real estate segment, and (ii) NOI for the year ended December 31, 2022 increased $1.0 million and $0.6 million for the retail and office real estate segments, respectively, and decreased $1.6 million for the multifamily real estate segment. These reclassifications had no effect on total property NOI as previously reported. These reclassifications also had no impact on the Company's general contracting and real estate services or real estate financing segments. Additionally, beginning in 2024 annual reporting period, we adopted ASU 2023-07 retrospectively.

The following tables set forth financial information by segment for the years ended December 31, 2024, 2023, and 2022 (in thousands) and includes a reconciliation of the primary measure of segment profit (NOI) to Net Income:

	For the Year Ended December 31, 2024
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (a)	Total
Revenues
Rental revenues	$103,435	$95,007	$58,255	$—	$—	$—	$256,697
General contracting and real estate services revenues (b)	—	—	—	433,177	—	—	433,177
Interest income (real estate financing segment)	—	—	—	—	16,077	2,519	18,596
Total revenues	103,435	95,007	58,255	433,177	16,077	2,519	708,470
Expenses
Rental expenses (c)	18,221	25,048	19,141	—	—	—	62,410
Real estate taxes	9,421	8,731	5,156	—	—	—	23,308
General contracting and real estate services expenses (b)	—	—	—	419,302	—	—	419,302
Interest expense (real estate financing segment) (d)	—	—	—	—	6,588	—	6,588
Total segment operating expenses	27,642	33,779	24,297	419,302	6,588	—	511,608
Segment net operating income	75,793	61,228	33,958	13,875	9,489	2,519	$196,862
Interest income (excluding real estate financing segment)	84	11	120	—	—	(215)	—
Depreciation and amortization	(38,224)	(35,819)	(16,314)	—	—	(605)	(90,962)
General and administrative expenses	—	—	—	—	—	(20,225)	(20,225)
Acquisition, development and other pursuit costs	—	(5,528)	—	—	—	(3)	(5,531)
Impairment charges	—	(1,494)	—	—	—	—	(1,494)
Gain on real estate dispositions, net	21,305	—	—	—	—	—	21,305
Interest expense (excluding real estate financing segment)	(27,931)	(26,887)	(17,559)	—	—	—	(72,377)
Equity in income of unconsolidated real estate entities	2	238	5	—	—	—	245
Loss on extinguishment of debt	(192)	—	(55)	—	—	—	(247)
Change in fair value of derivatives and other	5,004	4,056	1,886	—	1,991	1,314	14,251
Unrealized credit loss (provision) release	—	—	—	—	(166)	10	(156)
Other (expense) income, net	73	139	(64)	—	—	61	209
Income tax benefit (provision)	—	1,634	—	(1,020)	—	—	614
Net income (loss)	$35,914	$(2,422)	$1,977	$12,855	$11,314	$(17,144)	$42,494

	For the Year Ended December 31, 2023
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (a)	Total
Revenues
Rental revenues	$99,924	$82,855	$56,145	$—	$—	$—	$238,924
General contracting and real estate services revenues (b)	—	—	—	413,131	—	—	413,131
Interest income (real estate financing segment)	—	—	—	—	14,176	927	15,103
Total revenues	99,924	82,855	56,145	413,131	14,176	927	667,158
Expenses
Rental expenses (c)	16,470	22,708	17,241	—	—	—	56,419
Real estate taxes	9,102	8,682	4,658	—	—	—	22,442
General contracting and real estate services expenses (b)	—	—	—	399,713	—	—	399,713
Interest expense (real estate financing segment) (d)	—	—	—	—	3,667	—	3,667
Total segment operating expenses	25,572	31,390	21,899	399,713	3,667	—	482,241
Segment net operating income	74,352	51,465	34,246	13,418	10,509	927	184,917
Interest income (excluding real estate financing segment)	4	—	43	—	—	(47)	—
Depreciation and amortization	(39,149)	(44,805)	(12,977)	—	—	(496)	(97,427)
General and administrative expenses	—	—	—	—	—	(18,122)	(18,122)
Acquisition, development and other pursuit costs	—	—	—	—	—	(84)	(84)
Impairment charges	(102)	—	—	—	—	—	(102)
Gain on real estate dispositions	738	—	—	—	—	—	738
Interest expense (excluding real estate financing segment)	(21,561)	(18,810)	(13,772)	—	—	—	(54,143)
Change in fair value of derivatives and other	(1,826)	(1,481)	(340)	—	(561)	(2,034)	(6,242)
Unrealized credit loss release (provision)	—	—	—	—	(573)	(1)	(574)
Other income (expense), net	(123)	(51)	76	—	—	129	31
Income tax benefit (provision)	—	—	—	(1,329)	—	—	(1,329)
Net income (loss)	$12,333	$(13,682)	$7,276	$12,089	$9,375	$(19,728)	$7,663

	For the Year Ended December 31, 2022
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (a)	Total
Revenues
Rental revenues	$87,788	$74,970	$56,536	$—	$—	$—	$219,294
General contracting and real estate services revenues (b)	—	—	—	234,859	—	—	234,859
Interest income (real estate financing segment)	—	—	—	—	16,461	517	16,978
Total revenues	87,788	74,970	56,536	234,859	16,461	517	471,131
Less
Rental expenses (c)	13,980	19,003	17,759	—	—	—	50,742
Real estate taxes	9,122	7,617	5,318	—	—	—	22,057
General contracting and real estate services expenses (b)	—	—	—	227,158	—	—	227,158
Interest expense (Real estate financing segment) (d)	—	—	—	—	3,497	—	3,497
Total segment operating expenses	23,102	26,620	23,077	227,158	3,497	—	303,454
Segment net operating income	64,686	48,350	33,459	7,701	12,964	517	167,677
Interest income (excluding Real estate financing segment)	—	—	9	—	—	(9)	—
Depreciation and amortization	(32,683)	(27,476)	(13,586)	—	—	(339)	(74,084)
General and administrative expenses	—	—	—	—	—	(15,691)	(15,691)
Acquisition, development and other pursuit costs	—	—	—	—	—	(37)	(37)
Impairment charges	(416)	—	—	—	—	—	(416)
Gain on real estate dispositions	23,306	—	30,160	—	—	—	53,466
Interest expense (excluding Real estate financing segment)	(10,685)	(13,178)	(12,320)	—	—	—	(36,183)
Equity in income of unconsolidated real estate entities	—	—	—	—	—	—	—
Loss on extinguishment of debt	(2,529)	(532)	(313)	—	—	—	(3,374)
Change in fair value of derivatives and other	2,376	1,023	6	—	3,814	1,479	8,698
Unrealized credit loss release (provision)	—	—	—	—	(386)	(240)	(626)
Other income (expense), net	170	(33)	150	—	—	91	378
Income tax benefit (provision)	—	—	—	145	—	—	145
Net income (loss)	$44,225	$8,154	$37,565	$7,846	$16,392	$(14,229)	$99,953
________________________________________
(a) Other includes items not directly associated with the operation and management of the Company’s real estate properties, general contracting and real estate services, and real estate financing businesses. General and administrative expenses include corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

(b) General contracting and real estate services revenues for the years ended December 31, 2024, 2023, and 2022 exclude revenues related to intercompany construction contracts of $18.1 million, $53.1 million, and $58.1 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the years ended December 31, 2024, 2023, and 2022 exclude expenses related to intercompany construction contracts of $17.9 million, $52.5 million, and $57.5 million, respectively, which are eliminated in consolidation.

(c) Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.
(d) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 9.

The following table summarizes key balance sheet data by segment (in thousands):

	Retail real estate	Office real estate	Multifamily real estate	General contracting and real estate services	Real estate financing	Other	Total
December 31, 2024
Real estate investments, at cost	$836,740	$812,679	$547,566	$—	$—	$—	$2,196,985
Notes receivable, net	—	—	—	—	132,565	—	132,565
Equity method investments	7,630	62,288	88,233	—	—	—	158,151

December 31, 2023
Real estate investments, at cost	$878,498	$798,857	$529,932	$—	$—	$—	$2,207,287
Notes receivable, net	—	—	—	—	94,172	—	94,172
Equity method investments	6,508	62,442	73,081	—	—	—	142,031

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

The components of lease cost for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost (a)	$1,978	$1,969	$1,969
Finance lease cost:
Amortization of right-of-use assets (a)	1,578	1,349	1,110
Interest on lease liabilities	4,475	3,636	2,573
________________________________________
(a) Includes amortization of above & below-market ground lease intangible assets.

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,898	$1,852	$1,797
Operating cash flows from finance leases	3,624	2,876	2,256

Additional information related to leases as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Weighted Average Remaining Lease Term (years)
Operating leases	33.9	34.8
Finance leases	76.1	76.9

Weighted Average Discount Rate
Operating leases	5.5%	5.5%
Finance leases	4.5%	4.5%

The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented below (in thousands). The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability, on the consolidated balance sheet by considering the present value discount.

Year Ending December 31,	Operating Leases	Finance Leases
2025	$1,897	$3,575
2026	1,882	3,580
2027	1,890	3,602
2028	1,930	3,697
2029	1,969	3,817
Thereafter	62,596	370,654
Total lease liabilities	72,164	388,925
Less imputed interest	(40,799)	(296,279)
Present value of lease liabilities	$31,365	$92,646

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

Rental revenue for the years ended December 31, 2024, 2023, and 2022 comprised the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Base rent and tenant charges	$246,797	$230,379	$212,046
Accrued straight-line rental adjustment	8,254	6,355	6,178
Lease incentive amortization	(435)	(557)	(684)
(Above) below market lease amortization, net	2,081	2,747	1,754
Total rental revenue	$256,697	$238,924	$219,294

The Company's commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

Year Ending December 31,	Operating Leases
2025	$136,031
2026	135,952
2027	127,901
2028	117,542
2029	103,965
Thereafter	484,623
Total	$1,106,014

5.    Real Estate Investments

The Company’s real estate investments comprised the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Income producing property	Held for development	Construction in progress	Total
Land	$273,020	$5,683	$—	$278,703
Land improvements	71,798	—	—	71,798
Buildings and improvements	1,828,969	—	—	1,828,969
Development and construction costs	—	—	17,515	17,515
Real estate investments	$2,173,787	$5,683	$17,515	$2,196,985

	December 31, 2023
	Income producing property	Held for development	Construction in progress	Total
Land	$279,135	$11,978	$5,000	$296,113
Land improvements	73,313	—	—	73,313
Buildings and improvements	1,740,584	—	—	1,740,584
Development and construction costs	—	—	97,277	97,277
Real estate investments	$2,093,032	$11,978	$102,277	$2,207,287

2024 Operating Property Acquisitions

The Company did not acquire any properties during the year ended December 31, 2024.

2023 Operating Property Acquisitions

Constellation Energy Building

On January 14, 2023, the Company acquired an additional 11% membership interest in the Constellation Energy Building, increasing its ownership interest to 90%, in exchange for full satisfaction of the $12.8 million loan that was extended to the seller upon the acquisition of the property in January 2022.

The Interlock

On May 19, 2023, the Company acquired The Interlock, a 311,000 square foot Class A commercial mixed-use asset in West Midtown Atlanta anchored by Georgia Tech. The Interlock consists of office and retail space as well as structured parking. For segment reporting purposes, management has separated office and retail components of The Interlock into two operating properties respectively presented in the office and retail real estate segments. The Company acquired the asset for total consideration of $214.1 million plus capitalized acquisition costs of $1.2 million. As part of this acquisition, the Company paid $6.1 million in cash, redeemed its outstanding $90.2 million mezzanine loan, issued $12.2 million of common units of limited partnership interest in the Operating Partnership ("Common OP Units") to the seller, and assumed the asset's senior construction loan of $105.6 million, that was paid off on the acquisition date using the proceeds of the TD term loan facility and an increase in borrowings under the revolving credit facility, as defined in Note 9. The Company also assumed the leasehold interest in the underlying land owned by Georgia Tech. The ground lease has an expiration in 2117 after considering renewal options.

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

2022 Operating Property Acquisitions

Constellation Energy Building

On January 14, 2022, the Company acquired a 79% membership interest and an additional 11% economic interest in the partnership that owns the Constellation Energy Building for a purchase price of approximately $92.2 million in cash and a loan to the seller of $12.8 million. The Constellation Energy Building is a mixed-use structure located in Baltimore's Harbor Point and is comprised of an office building, the Constellation Office, that serves as the headquarters for Constellation Energy Corp., which was spun-off from Exelon, a Fortune 100 energy company, in February 2022, as well as a multifamily component, 1305 Dock Street. The Constellation Office includes a parking garage and retail space. The Constellation Energy Building was subject to a $156.1 million loan, which the Company immediately refinanced following the acquisition with a new $175.0 million loan. The new loan bears interest at a rate of the Bloomberg Short-Term Bank Yield Index ("BSBY") plus a spread of 1.50% and will mature on November 1, 2026. This loan is hedged by an interest rate derivative of 1.00% and 3.00% as well as an interest rate cap of 4.00%. See Note 10 for further details.

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
________________________________________
(1) The Constellation Energy Building is comprised of three properties which include Constellation Retail, Constellation Office, and 1305 Dock Street.

Other 2024 Real Estate Transactions

On June 25, 2024, the Company entered into a non-binding letter of intent to sell undeveloped land under predevelopment to an unrelated third party for $4.8 million, which was used as an approximation of fair value as a level 3 input in the fair value hierarchy. The Company anticipates completing the transaction in the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized impairment of real estate of $1.5 million and wrote off development costs of $5.5 million related to the property, which reflects the excess of the book value of the property's assets over the estimated fair value of the property. The Company also recognized an income tax benefit of $1.6 million as a result of the recognized impairment and the write-off of development costs. The land parcel was reclassified as held-for-sale as of December 31, 2024.

On December 18, 2024, the Company completed the sale of the Market at Mill Creek and Nexton Square retail properties for proceeds of $27.3 million and $54.7 million, respectively. The gain recognized upon sale was $7.7 million and $13.6 million, respectively.

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
6.    Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and serves as the project's general contractor. During the year ended December 31, 2024, the Company invested $3.0 million in Harbor Point Parcel 3. The Company has a total estimated equity commitment of $52.9 million relating to this project. For the years ended December 31, 2024 and 2023, Harbor Point Parcel 3 had no operating activity, and therefore the Company received no allocated income.

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

A summary of Harbor Point Parcel 3's condensed financial data derived from the balance sheet are as follows ($ in thousands):

	December 31,
Condensed Balance Sheet	2024	2023
Current assets	$1,393	$26
Noncurrent assets	275,513	245,760
Current liabilities	37,289	61,872
Noncurrent liabilities	162,329	106,626
Total equity	77,288	77,288

Company's share of accumulated equity	38,644	38,644
Capitalized interest and other costs	7,777	4,265
Profit elimination, net of portion related to the Company's interest	(2,694)	(2,162)
Investments in and advances to unconsolidated affiliates	$43,727	$40,747

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 78% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project, which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and serves as the project's general contractor. During the year ended December 31, 2024, the Company invested $13.1 million in Harbor Point Parcel 4. The Company has an estimated equity commitment of $115.9 million relating to this project.

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

A summary of Harbor Point Parcel 4's condensed financial data derived from the balance sheet and statement of comprehensive income are as follows ($ in thousands):

	December 31,
Condensed Balance Sheet	2024	2023
Current assets	$577	$148
Noncurrent assets	221,092	145,346
Current liabilities	16,798	23,433
Noncurrent liabilities	76,903	—
Total equity	127,968	122,061

Company's share of accumulated equity	103,738	97,858
Capitalized interest and other costs	12,141	4,237
Profit elimination, net of portion related to the Company's interest	(1,455)	(812)
Investments in and advances to unconsolidated affiliates	$114,424	$101,283

	Year ended December 31,
Condensed Statement of Comprehensive Income	2024	2023
Rental revenues	$835	$—
Rental expenses	(37)	—
Interest expense	(249)	—
Depreciation and amortization	(277)
Net income	272	—

Equity in earnings in unconsolidated affiliates	$245	$—

7.    Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following loans receivable outstanding as of December 31, 2024 and 2023 ($ in thousands):

		Outstanding loan amount
		December 31, 2024			December 31, 2023
Real Estate Financing Project(a)	Maturity Date	Principal	Accrued interest and fees(b)	Total loan amount(c)	Total loan amount(c)	Maximum principal commitment	Interest rate		Interest compounding
Solis Gainesville II	10/3/2026	$19,595	$5,696	$25,291	$22,268	$19,595	10.0%	(d)	Annually
Solis Kennesaw	5/25/2027	37,870	7,692	45,562	15,922	37,870	14.0%	(d)	Annually
Solis Peachtree Corners	10/31/2027	28,440	5,108	33,549	11,092	28,440	15.0%	(d)	Annually
The Allure at Edinburgh	1/16/2028	9,228	1,987	11,215	9,830	9,228	15.0%	(e)	None
Solis City Park II(f)	4/23/2028	—	—	—	24,313	—	13.0%		Annually
Solis North Creek	8/8/2030	5,134	682	5,816	—	26,767	12.0%	(d)	Annually
Total mezzanine & preferred equity		$100,267	$21,165	121,433	83,425	$121,900
Other notes receivable				12,984	12,219
Allowance for credit losses(g)				(1,852)	(1,472)
Total notes receivable				$132,565	$94,172
_______________________________________
(a) The Company does not intend to sell the real estate financing investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.
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
(g) The amounts as of December 31, 2024 and December 31, 2023 exclude $0.5 million and $0.7 million, respectively, of Current Expected Credit Losses (“CECL”) allowance that relates to the unfunded commitments, which were recorded as a liability under other liabilities in the consolidated balance sheets.

Interest on notes receivable is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the years ended December 31, 2024, 2023, and 2022 as follows (in thousands):

	Years Ended December 31,
Real Estate Financing Project	2024		2023		2022
Nexton Multifamily	$—		$—		$5,348	(a)
Solis City Park II(b)	1,482	(c)	2,887	(c)	1,038
Solis Gainesville II	3,021	(c)(d)	2,757	(c)(d)	205
Solis Kennesaw	5,449	(c)(d)	2,810	(c)(d)	—
Solis North Creek	682	(d)	—		—
Solis Peachtree Corners	4,059	(c)(d)	1,472	(c)(d)	—
The Allure at Edinburgh	1,384		603		—
The Interlock(e)	—		3,647	(c)	9,870	(c)
Total mezzanine & preferred equity	16,077		14,176		16,461
Other interest income	2,519		927		517
Total interest income	$18,596		$15,103		$16,978
________________________________________
(a) Includes prepayment premium of $2.7 million received from the early payoff of the loan.
(b) This note receivable was redeemed on July 10, 2024. Refer below under “Solis City Park II” for further details.
(c) Includes recognition of interest income related to fee amortization.
(d) Includes recognition of unused commitment fees.
(e) This note receivable was redeemed on May 19, 2023 in connection with the Company’s acquisition of The Interlock.

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

On July 10, 2024, the Company signed an amendment to the operating agreement for the entity in which the Company owns its real estate financing investment with respect to Solis Gainesville II to reduce the preference rate on the investment from 10.0% to 6.0% starting on January 1, 2025. The Company also received a call option to purchase a controlling interest in the entity that owns Solis Gainesville II at fair market value during the period from January 1, 2025 to December 31, 2025, which option also gives the Company a right of first refusal to buy the property during the same period.

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

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of December 31, 2024, the Company had six real estate financing investments, which are accounted for as notes receivable, each of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

The Company updated the risk ratings for each of its notes receivable as of December 31, 2024 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of December 31, 2024 was "Pass" rated. The Company’s analysis resulted in an allowance for loan losses of approximately $2.4 million for the year ended December 31, 2024. An allowance related to unfunded commitments of approximately $0.5 million as of December 31, 2024 was recorded as Other liabilities on the consolidated balance sheet.

At December 31, 2024, the Company reported $132.6 million of notes receivable, net of allowances of $1.9 million. At December 31, 2023, the Company reported $94.2 million of notes receivable, net of allowances of $1.5 million.

Changes in the allowance for funded and unfunded commitments for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31, 2024			Year ended December 31, 2023
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,472	$732	$2,204	$1,292	$338	$1,630
Unrealized credit loss provision (release)	440	(223)	217	645	394	1,039
Release due to redemption	(60)	—	(60)	(465)	—	(465)
Ending balance	$1,852	$509	$2,361	$1,472	$732	$2,204

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of December 31, 2024, no loans were placed on non-accrual status.

8.    Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The

Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of December 31, 2024 during the next 12 to 24 months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31, 2024		Year ended December 31, 2023
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$104	$21,414	$342	$17,515
Revenue recognized that was included in the balance at the beginning of the period	—	(21,414)	—	(17,515)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	8,722	—	23,309
Transferred to receivables	(105)	—	(394)	—
Construction contract costs and estimated earnings not billed during the period	6	—	104	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	1	(2,851)	52	(1,895)
Ending balance	$6	$5,871	$104	$21,414

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $1.9 million and $1.9 million were deferred as of December 31, 2024 and 2023, respectively. Amortization of pre-contract costs for the years ended December 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2024 and 2023, construction receivables included retentions of $38.2 million and $28.7 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2024 during the next 12 to 24 months. As of December 31, 2024 and 2023, construction payables included retentions of $44.9 million and $38.2 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2024 during the next 12 to 24 months.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Costs incurred on uncompleted construction contracts	$1,006,508	$718,571
Estimated earnings	37,250	26,089
Billings	(1,049,623)	(765,970)
Net position	$(5,865)	$(21,310)

Construction contract costs and estimated earnings in excess of billings	$6	$104
Billings in excess of construction contract costs and estimated earnings	(5,871)	(21,414)
Net position	$(5,865)	$(21,310)

The Company's balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) for each of the three years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Beginning backlog	$472,170	$665,564	$215,518
New contracts/change orders	85,883	221,474	685,754
Work performed	(434,269)	(414,868)	(235,708)
Ending backlog	$123,784	$472,170	$665,564

The Company expects to complete a majority of the uncompleted contracts as of December 31, 2024 during the next 12 to 24 months.

9.    Indebtedness

The Company’s indebtedness comprised the following as of December 31, 2024 and 2023 (dollars in thousands):

	Amount Outstanding		Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date (b)	Balance at Maturity
	December 31,		December 31,
	2024	2023	2024
Secured Debt
Chronicle Mill(c)	$—	$34,438	SOFR+	3.00%	—%		May 5, 2024	$—
Red Mill Central (d)	—	1,838		4.80%	—%		June 17, 2024	—
Premier Apartments and Retail(c)	—	23,934	SOFR+	1.55%	—%		October 31, 2024	—
Red Mill South	4,502	4,853		3.57%	3.57%		May 1, 2025	4,383
Market at Mill Creek(c)	—	11,347	SOFR+	1.55%	—%		July 12, 2025	—
The Everly	30,000	30,000	SOFR+	1.50%	5.83%		December 20, 2025	30,000
Encore Apartments & 4525 Main Street	52,187	53,495		2.93%	2.93%		February 10, 2026	50,726
Southern Post	60,244	30,546	SOFR+	2.25%	6.58%		August 25, 2026	60,244
Thames Street Wharf	66,461	67,894	SOFR+	1.30%	2.33%	(e)	September 30, 2026	64,072
Constellation Energy Building	175,000	175,000	SOFR+	1.50%	5.95%		November 1, 2026	175,000
Southgate Square	—	25,331	SOFR+	1.90%	—%		December 21, 2026	—
Nexton Square(f)	—	21,581	SOFR+	1.95%	—%		June 30, 2027	—
Liberty	20,242	20,588	SOFR+	1.50%	4.93%		September 27, 2027	19,230
Greenbrier Square	19,184	19,569		3.74%	3.74%		October 10, 2027	18,049
Lexington Square	13,293	13,599		4.50%	4.50%		September 1, 2028	12,044
Red Mill North	3,842	3,963		4.73%	4.73%		December 31, 2028	3,295
Premier Apartments and Retail	29,415	—		5.53%	5.53%		December 1, 2029	29,415
Greenside Apartments	30,321	31,104		3.17%	3.17%		December 15, 2029	26,095
Smith's Landing	13,584	14,578		4.05%	4.05%		June 1, 2035	384
The Edison	14,774	15,179		5.30%	5.30%		December 1, 2044	100
The Cosmopolitan	39,461	40,367		3.35%	3.35%		July 1, 2051	187
Total Secured Debt	$572,510	$639,204						$493,224
Unsecured Debt
TD Unsecured Term Loan	$95,000	$95,000	SOFR+	1.35%-1.90%	4.85%	(e)	May 19, 2025	$95,000
Senior Unsecured Revolving Credit Facility	140,000	262,000	SOFR+	1.30%-1.85%	6.42%		January 22, 2027	140,000
Senior Unsecured Revolving Credit Facility (Fixed)	5,000	5,000	SOFR+	1.30%-1.85%	4.80%	(e)	January 22, 2027	5,000
M&T Unsecured Term Loan	35,000	—	SOFR+	1.25%-1.80%	6.22%		March 8, 2027	35,000
M&T Unsecured Term Loan (Fixed)	100,000	100,000	SOFR+	1.25%-1.80%	4.90%	(e)	March 8, 2027	100,000
Senior Unsecured Term Loan	271,000	125,000	SOFR+	1.25%-1.80%	6.22%		January 21, 2028	271,000
Senior Unsecured Term Loan (Fixed)	79,000	175,000	SOFR+	1.25%-1.80%	4.83%	(e)	January 21, 2028	79,000
Total Unsecured Debt	725,000	762,000						725,000
Total Principal Balances	$1,297,510	$1,401,204						$1,218,224
Other notes payable(g)	6,121	6,127
Unamortized GAAP Adjustments	(8,072)	(10,366)
Indebtedness, Net	$1,295,559	$1,396,965
________________________________________
(a) The Secured Overnight Financing Rate ("SOFR") is determined by individual lenders.
(b) Does not reflect the effect of any maturity extension options.
(c) On September 27, 2024, the loans secured by Chronicle Mill, Premier, and Market at Mill Creek were repaid in full.
(d) On June 10, 2024, the loan secured by Red Mill Central was repaid in full at maturity.
(e) Includes debt subject to interest rate swap locks.
(f) On December 18, 2024, the loan secured by Nexton Square was repaid in full in connection with the sale of the property.
(g) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 38-year remaining lease term.

The Company’s indebtedness was comprised of the following fixed and variable-rate debt as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Fixed-rate debt	$586,266	$816,439
Variable-rate debt	711,244	584,765
Total principal balance	$1,297,510	$1,401,204

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2024, the Company was in compliance with all loan covenants.

Scheduled principal repayments and maturities during each of the next five years and thereafter are as follows (in thousands):

Year(1)(2)(3)	Scheduled Principal Payments	Maturities	Amount Due
2025	$7,318	$129,383	$136,701
2026	5,668	350,042	355,710
2027	4,540	317,279	321,819
2028	3,983	365,339	369,322
2029	3,657	55,510	59,167
Thereafter	54,120	671	54,791
Total	$79,286	$1,218,224	$1,297,510
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

As of December 31, 2024 and December 31, 2023, the outstanding balance on the revolving credit facility was $145.0 million and $267.0 million, respectively. The outstanding balance on the term loan facility was $350.0 million as of December 31, 2024 and $300.0 million as of December 31, 2023. As of December 31, 2024, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate swaps, were 6.42% and 6.22%, respectively. After giving effect to interest rate swaps, the effective interest rates on each of the revolving credit facility and the term loan facility were 4.47% as of December 31, 2024. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

As of December 31, 2024 and 2023, the outstanding balance on the M&T term loan facility was $135.0 million and $100.0 million, respectively. As of December 31, 2024, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 6.22%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.76% as of December 31, 2024. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

As of December 31, 2024 and 2023, the outstanding balance on the TD term loan facility was $95.0 million and $95.0 million, respectively. As of December 31, 2024, the effective interest rate on the TD term loan facility, before giving effect to interest rate swaps, was 6.47%. After giving effect to interest rate swaps, the effective interest rate on the TD term loan facility was 4.85% as of December 31, 2024.

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

On November 27, 2024, the Company closed on a loan secured by the Premier Retail and Premier Apartments properties, using the $29.4 million in proceeds to pay off the $24.5 million balance of the loan secured by the Southgate Square retail property and pay down $4.9 million on the revolving credit facility.

On December 18, 2024, the Company paid off the $21.1 million loan secured by the Nexton Square retail property in connection with the disposition.

During the twelve months ended December 31, 2024, the Company borrowed $64.8 million under its existing construction loans to fund ongoing development and construction.

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

As of December 31, 2024, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt effective rate	Effective Date	Expiration Date
Harbor Point Parcel 3 senior construction loan	$90,000	(a)	1-month SOFR	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	(b)	1-month SOFR	2.75%	4.33%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	(c)	1-month SOFR	2.75%	5.12%	11/1/2023	11/1/2025
Floating rate pool of loans	300,000	(d)	1-month SOFR	2.75%	4.33%	12/1/2023	12/1/2025
Revolving credit facility and TD unsecured term loan	100,000		Daily SOFR	3.20%	4.70%	5/19/2023	5/19/2026	(e)
Thames Street Wharf loan	66,057	(f)	Daily SOFR	0.93%	2.33%	9/30/2021	9/30/2026
M&T unsecured term loan	100,000	(f)	1-month SOFR	3.50%	4.90%	12/6/2022	12/6/2027
Liberty Retail & Apartments loan	21,000	(g)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,000	(g)	1-month SOFR	3.43%	4.83%	12/13/2022	1/21/2028
Total	$1,186,057
________________________________________
(a) This interest rate swap agreement reduces the Company's interest rate exposure on the $180.4 million senior construction loan secured by the Company's Harbor Point Parcel 3 equity method investment. As such, the loan is not reflected on the Company's consolidated balance sheets. The Company also paid $3.6 million to reduce the swap fixed rate on September 8, 2023.
(b) The Company paid $13.3 million to reduce the swap fixed rate on September 8, 2023.
(c) This interest rate swap agreement reduces the Company's interest rate exposure on the $109.7 million senior construction loan secured by the Company's Harbor Point Parcel 4 equity method investment. As such, the loan is not reflected on the Company's consolidated balance sheets. The Company also paid $3.9 million to reduce the swap fixed rate on October 13, 2023.
(d) The Company paid $10.5 million to reduce the swap fixed rate on November 16, 2023.
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

For the interest rate swaps and caps designated as cash flow hedges for accounting purposes, realized gains and losses are reclassified out of accumulated other comprehensive gain (loss) to interest expense in the consolidated statements of comprehensive income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates reclassifying approximately $2.5 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive gain into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives comprised the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$1,020,000	$11,149	$—	$1,020,000	$20,761	$—
Derivatives designated as accounting hedges
Interest rate swaps	166,057	4,712	—	667,894	7,141	—
Interest rate caps	—	—	—	98,269	960	—
Total derivatives	$1,186,057	$15,861	$—	$1,786,163	$28,862	$—

The unrealized changes in the fair value of the Company’s derivatives during the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest rate swaps	$(5,312)	$(6,981)	$16,210
Interest rate caps	22	(325)	12,841
Total unrealized change in fair value of interest rate derivatives	$(5,290)	$(7,306)	$29,051
Comprehensive income statement presentation:
Change in fair value of derivatives and other(a)	$(9,612)	$(14,185)	$8,886
Unrealized cash flow hedge gains	4,322	6,879	20,165
Total unrealized change in fair value of interest rate derivatives	$(5,290)	$(7,306)	$29,051
(a) Excludes $23.9 million and $7.9 million of realized changes in the fair value of derivatives for the years ended December 31, 2024 and 2023, respectively.
11.    Equity

Stockholders’ Equity

As of each of December 31, 2024 and 2023, the Company’s authorized capital was 500.0 million shares of common stock and 100.0 million shares of preferred stock. The Company had 79.7 million and 66.8 million shares of common stock issued and outstanding as of December 31, 2024 and 2023, respectively. The Company had 6.8 million shares of its Series A Preferred Stock (as defined below) issued and outstanding as of each of December 31, 2024 and 2023.

Common Stock

On March 10, 2020, the Company commenced a new at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through one or more forward purchasers.

During the year ended December 31, 2024, the Company issued and sold 2,288,541 shares of common stock under the ATM Program at a weighted average price of $11.58, receiving net proceeds, after offering costs and commissions, of $26.1 million. During the year ended December 31, 2023, the Company did not issue any shares of common stock under the ATM Program. During the year ended December 31, 2022, the Company issued and sold 475,074 shares of common stock under the ATM Program at a weighted average price of $15.21, receiving net proceeds, after offering costs and commissions, of $7.1 million. During the years ended December 31, 2024, 2023, and 2022, the Company did not issue any shares of the Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of February 21, 2025.

On April 3, 2023, in connection with the tender by a holder of Common OP Units of 51,000 Common OP Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.6 million.

On July 14, 2023, in connection with the tender by a holder of Common OP Units of 10,146 Common OP Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.1 million.

On October 2, 2023, in connection with the tender by a holder of Common OP Units of 50,000 Common OP Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request through the issuance of an equal number of shares of common stock.

On January 2, 2024, in connection with the tender by a holder of 9,286 Common OP Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.1 million.

On July 1, 2024, in connection with the tender by holders of Common OP Units of 79,650 Common OP Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

On August 16, 2024, in connection with the tender by a holder of 6,053 Common OP Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of $0.1 million.

On September 27, 2024, the Company completed an underwritten public offering of 9.00 million shares of common stock at a public offering price of $10.50 per share, which resulted in gross proceeds of $94.5 million. The Company granted the underwriters an option to purchase 1.35 million shares of common stock at a public offering price of $10.50 per share, which was exercised in full, resulting in additional gross proceeds of $14.2 million. The Company had net proceeds, after deducting the underwriting discount and offering expenses, of $103.5 million.

On October 1, 2024, in connection with the tender by holders of Common OP Units of 1,550 Common OP Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of less than $0.1 million.

Preferred Stock

Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of each January, April, July, and October. The first dividend on the Series A Preferred Stock was paid on October 15, 2019. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A Preferred Stock will rank senior to the Company's common stock with respect to the payment of distributions and other amounts. Except in instances relating to preservation of the Company's qualification as a REIT or pursuant to the Company’s special optional redemption right, the Series A Preferred Stock was not redeemable prior to June 18, 2024. On and after June 18, 2024, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but excluding, the redemption date.

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

Noncontrolling Interests

As of December 31, 2024 and 2023, the Company held a 78.6% and 75.6% common interest in the Operating Partnership, respectively. As of December 31, 2024, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 78.6% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of December 31, 2024, there were 21,456,523 Common OP Units and 209,897 LTIP Units (as defined below) in the Operating Partnership not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. See Note 12 for a description of LTIP Units.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest in investment entities was $9.2 million and $10.0 million as of December 31, 2024 and 2023, respectively, which represents the minority partners' interest in certain consolidated real estate entities.

Holders of Common OP Units may not transfer their units without the Company's prior consent as general partner of the Operating Partnership. Subject to the satisfaction of certain conditions, holders of Common OP Units may tender their units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of the Company's common stock at the time of redemption or, at the Company's option and sole discretion, for shares of common stock on a one-for-one basis. Accordingly, the Company presents Common OP Units of the Operating Partnership not held by the Company as noncontrolling interests within equity in the consolidated balance sheets.

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

During the year ended December 31, 2024, the Company did not repurchase any shares of common stock or Series A Preferred Stock. As of December 31, 2024, $37.4 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the years ended December 31, 2024, 2023, and 2022, the Company declared dividends per common share and distributions per Common OP Unit of $0.82, $0.775, and $0.72, respectively. During the years ended December 31, 2024, 2023, and 2022, these common stock dividends totaled $58.0 million, $52.4 million, and $48.7 million, respectively, and these Operating Partnership distributions totaled $17.8 million, $16.6 million, and $14.8 million, respectively.

The tax treatment of dividends paid to common stockholders during the years ended December 31, 2024, 2023, and 2022 was as follows (unaudited):

	Years ended December 31,
	2024	2023	2022
Capital gains	36.80%	2.84%	—%
Ordinary income	36.62%	35.77%	65.64%
Return of capital	26.58%	61.39%	34.36%
Total	100.00%	100.00%	100.00%

During each of the years ended December 31, 2024, 2023, and 2022, the Company declared dividends of $1.6875 per share to holders of Series A Preferred Stock. During each of the years ended December 31, 2024, 2023, and 2022, these preferred stock dividends totaled $11.5 million.

The tax treatment of dividends paid to preferred stockholders during the years ended December 31, 2024, 2023, and 2022 was as follows (unaudited):

	Years ended December 31,
	2024	2023	2022
Capital gains	50.12%	5.03%	—%
Ordinary income	49.88%	94.97%	100.00%
Total	100.00%	100.00%	100.00%

12.    Stock-Based Compensation

The Equity Plan permits the grant of restricted stock awards, stock options, stock appreciation rights, LTIP units, performance units, and other equity-based awards up to an aggregate of 3,400,000 shares of common stock. As of December 31, 2024, there were 975,518 shares available for issuance under the Equity Plan.

Restricted or Unrestricted Stock Awards

The Company issues performance-based awards in the form of restricted stock to certain employees (executive and non-executive). Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Executive officers’ restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards may vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive distributions from their grant date.

The fair value of the restricted stock awards was determined using the closing stock price as of the day before the grant date.

A summary of the unvested restricted shares is as follows:

	2024		2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	271,540	$12.93	219,306	$14.15	151,812	$14.24
Granted	289,779	10.73	394,359	12.70	288,677	14.60
Vested	(381,554)	11.81	(254,030)	13.42	(190,525)	14.90
Forfeited	(14,268)	11.27	(88,095)	13.52	(30,658)	14.23
Unvested as of December 31	165,497	$11.81	271,540	$12.93	219,306	$14.15

During the years ended December 31, 2024, 2023, and 2022, in connection with the vesting of restricted stock awards, employees tendered 99,538, 87,986, and 52,088 shares, respectively, to satisfy minimum statutory tax withholding obligations. As of December 31, 2024, the total unrecognized compensation expense related to unvested shares of restricted stock was $0.5 million, which the Company expects to recognize over the next 11 months. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2024, 2023, and 2022 was approximately $3.8 million, $3.1 million, and $2.2 million, respectively.

LTIP Unit Awards

LTIP Units are a special class of partnership interests in the Operating Partnership ("LTIP Units"). Each LTIP Unit awarded will be deemed equivalent to an award of one share of stock under the Equity Plan, reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP Units, if any, will be determined at the time of issuance. Under the terms of the Operating Partnership's agreement of limited partnership, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of Common OP unitholders. Subject to any agreed upon exceptions (including pursuant to the applicable LTIP Unit award agreement), once vested and having achieved parity with Common OP unitholders, LTIP Units are convertible into Common OP Units on a one-for-one basis. LTIP Unit awards granted to members of the Company's board of directors generally vest on the date of the first annual meeting of stockholders of the Company after the date of grant, subject to continued service to the Company. LTIP Unit awards granted to executives generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. Unvested LTIP Units are entitled to receive distributions from their grant date.

The fair value of the LTIP Units was determined using a Monte Carlo simulation considering the Company's stock price as of the grant date. The Company estimates the compensation expense for the LTIP Units on a straight-line basis using a calculation that recognizes 100% of the grant date fair value over three years for employees (based on vesting schedule explained in the previous paragraph), or over one year for directors.

A summary of the unvested LTIP Unit awards is as follows:

	2024		2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	39,694	$10.14	—	$—	—	$—
Granted	170,203	9.65	39,694	10.14	—	—
Vested	(90,025)	9.86	—	—	—	—
Forfeited	—	—	—	—	—	—
Unvested as of December 31	119,872	$9.66	39,694	$10.14	—	$—

During the years ended December 31, 2024, 2023, and 2022, in connection with the vesting of LTIP Units, there were no LTIP Units tendered to satisfy minimum statutory tax withholding obligations. As of December 31, 2024, the total unrecognized compensation expense related to unvested LTIP Units was $0.6 million, which the Company expects to recognize over the next 15 months. The total fair value of the LTIP Units vested (calculated as the number of shares multiplied by the vesting date share price) during the year ended December 31, 2024 was approximately $0.9 million. No LTIP Units vested during the years ended December 31, 2023 and 2022.

Performance Unit Awards

The Company endeavors to further align the incentives of certain members of management with its long-term investors by awarding a portion of their equity compensation in the form of multi-year performance unit awards that use the level of achievement of the total shareholder return as the primary metric ("Performance Units"). The Performance Units may convert into shares of common stock at a range of 0% to 200% of the number of Performance Units granted contingent upon the participant’s continued employment and the Company’s relative total stockholder return ("TSR") at specified percentiles of the peer group. Vesting of 50% of the target award is based solely on continued employment and vesting of the remainder of the award (50%) is based on the Company’s relative TSR performance over the 3-year period following execution of each agreement. For unvested Performance Units granted in 2021 and prior, vesting of 50% of the target award is based on absolute TSR and vesting of the remainder of the award (50%) is based on relative TSR. At the end of the Performance Units’ measurement period, if the applicable criterion are met, Performance Units generally vest two-fifths on the last day of the three-year performance period, and the remaining three-fifths in equal amounts on the first three anniversaries following the end of the three-year performance period, subject to continued

service to the Company and certain market conditions. Unvested Performance Units are entitled to accumulate distributions from their grant date, payable in cash or in additional shares of common stock upon issuance of the common stock to which those dividends relate.
The fair value of the performance units was determined using a Monte Carlo simulation considering the stock price as of the grant date. The Company estimates the compensation expense for the performance units on a straight-line basis using a calculation that recognizes 100% of the grant date fair value over five years for performance units granted prior to 2022 and six years for performance units granted in 2022 and beyond.

A summary of the unvested Performance Unit awards is as follows:

	2024		2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	110,625	$13.74	96,421	$13.10	93,107	$9.99
Granted	50,000	9.23	47,500	12.61	47,500	17.12
Vested(1)	(26,500)	14.01	(30,796)	9.72	(21,421)	10.35
Forfeited	(23,750)	12.13	(2,500)	17.12	(22,765)	11.36
Unvested as of December 31	110,375	$11.98	110,625	$13.74	96,421	$13.10
________________________________________
(1)For 2024, this represents 26,500 Performance Units which were vested as of December 31, 2024, but not settled as common shares until the following period.

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range		Risk Free Interest Rate	Volatility	Expected Dividends
2019	22,500	$10.13	0% to 200%		2.57%	24.0%	5.8%
2020	35,000	11.57	0% to 200%		1.66%	18.0%	5.0%
2021	42,500	9.67	0% to 200%		0.17%	49.0%	4.7%
2022	47,500	17.12	0% to 200%	(1)	0.98%	50.0%	4.7%
2023	47,500	12.61	0% to 200%	(1)	4.23%	51.0%	5.4%
2024	50,000	9.23	0% to 200%	(1)	4.32%	27.0%	6.2%
________________________________________
(1)For Performance Units granted in 2022 and beyond, only 50% of each Award is subject to the conversion range. The remainder (50%) is guaranteed 1 to 1 conversion as long as the employee remains employed at the Company.

Performance Unit awards granted and vested during the years ended December 31, 2024, include 6,184 shares tendered by employees to satisfy minimum statutory tax withholding obligations. No shares were tendered by employees during the years ended December 31, 2023 and 2022. As of December 31, 2024, the total unrecognized compensation expense related to unvested Performance Units was $0.7 million, which the Company expects to recognize over the next 33 months. The total fair value of the Performance Units vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2024, 2023, and 2022 was approximately $0.3 million, $0.4 million, and $0.2 million, respectively.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(a)	$1,303,650	$1,288,014	$1,407,323	$1,389,296
Notes receivable, net	132,565	132,565	94,172	94,172
Interest rate swap and cap assets	15,861	15,861	28,862	28,862
_______________________________________
(a) Excludes $8.1 million and $10.4 million of deferred financing costs as of December 31, 2024 and 2023, respectively.

14.    Income Taxes

The income tax benefit (provision) for the years ended December 31, 2024, 2023, and 2022 comprised the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Federal income taxes:
Current	$(184)	$(496)	$—
Deferred	729	(559)	122
State income taxes:
Current	(23)	(166)	—
Deferred	92	(108)	23
Income tax benefit (provision)	$614	$(1,329)	$145

As of December 31, 2024 and 2023, the Company had $1.6 million and $0.7 million, respectively, of net deferred tax assets representing net operating losses of the TRS that are being carried forward and basis differences in the assets of the TRS. The deferred tax assets are presented within other assets in the consolidated balance sheets.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2024 and 2023. The Company is generally subject to examination by the applicable taxing authorities for the tax years 2020 through 2024. The Company does not currently have any ongoing tax examinations by taxing authorities.

15.    Other Assets

Other assets were comprised of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Leasing costs, net	$23,902	$15,753
Leasing incentives, net	1,726	2,160
Interest rate swaps and caps	15,861	28,862
Prepaid expenses and other	17,789	33,006
Pre-acquisition and pre-development costs	1,712	7,767
Other assets	$60,990	$87,548

16.    Other Liabilities

Other liabilities were comprised of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Dividends and distributions payable	$23,666	$19,930
Acquired lease intangibles, net	15,457	19,021
Prepaid rent and other	10,530	12,763
Security deposits	4,709	4,752
Guarantee liability	56	147
Other liabilities	$54,418	$56,613

17.    Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2024 (in thousands):

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$210,593	$122,527	$88,066
Above-market lease assets	7,810	6,138	1,672
Above/Below-market ground lease assets	5,075	1,223	3,852
Below-market lease liabilities	34,406	18,949	15,457

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2023 (in thousands):

	December 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$215,832	$108,772	$107,060
Above-market lease assets	7,810	5,733	2,077
Above/Below-market ground lease assets	5,075	1,085	3,990
Below-market lease liabilities	36,282	17,261	19,021

During the years ended December 31, 2024, 2023, and 2022, the Company recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Years Ended December 31,
	2024	2023	2022
Intangible lease assets
In-place lease assets	$17,016	$29,351	$15,767
Above-market lease assets	404	577	641
Above/Below-market ground lease assets	138	138	138
Intangible lease liabilities
Below-market lease liabilities	1,689	3,324	2,395

As of December 31, 2024, the weighted-average remaining lives of in-place lease assets, above-market lease assets, above/below-market ground lease assets, and below-market lease liabilities were 8.1 years, 4.8 years, 40.1 years and 10.5 years, respectively. As of December 31, 2024, the weighted-average remaining life of below-market lease renewal options was 8.6 years.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

	Rental Revenues	Depreciation and Amortization
Year ending December 31,
2025	$1,877	$13,106
2026	1,890	12,459
2027	1,752	11,619
2028	1,310	7,882
2029	1,278	7,440

18.    Related Party Transactions

The Company provides general contracting and real estate services to certain related party entities that are included in these consolidated financial statements. Revenue and gross profits from construction contracts with these entities were nominal for the years ended December 31, 2024, 2023, and 2022. As of each of December 31, 2024, 2023, and 2022 there were no outstanding balances from related parties of the Company. Real estate services fees from affiliated entities of the Company were not material for any of the years ended December 31, 2024, 2023, and 2022. In addition, affiliated entities also reimburse the Company for monthly maintenance and facilities management services provided to the properties. Cost reimbursements earned by the Company from affiliated entities were not material for any of the years ended December 31, 2024, 2023, and 2022.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures. See Note 5 for more information. During the years ended December 31, 2024 and 2023, the Company recognized gross profit of $0.6 million and $1.4 million, respectively, relating to these construction contracts, associated with 50% of gross profit on contracts for Harbor Point Parcel 3 and 10% of gross profit on contracts for Harbor Point Parcel 4.

19.    Commitments and Contingencies

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

Guarantees

In connection with the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of December 31, 2024, the Company had an outstanding guarantee liability of $0.1 million related to the $32.9 million guarantee of the senior loan on the Harbor Point Parcel 4.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens, and defect bonds. Such bonds collectively totaled $8.3 million and $6.5 million as of December 31, 2024 and 2023, respectively.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of December 31, 2024, the Company had six notes receivable with a total of $32.7 million of unfunded commitments. These unfunded commitments consist of $24.2 million of unfunded principal and $8.5 million of unfunded contingency. The Company considers the probability of contingency funding to be remote. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of December 31, 2024, the Company has recorded a $0.5 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in other liabilities in the consolidated balance sheet. See Note 7 for more information.

Concentrations of Credit Risk

The majority of the Company’s properties are located in Hampton Roads, Virginia. For the years ended December 31, 2024, 2023, and 2022, rental revenues from Hampton Roads properties represented 35%, 37% and 38%, respectively, of the Company’s rental revenues. Many of the Company’s Hampton Roads properties are located in the Town Center of Virginia Beach. For the years ended December 31, 2024, 2023, and 2022, rental revenues from Town Center properties represented 22%, 24% and 25%, respectively, of the Company’s rental revenues.

The Company also has a concentration of properties at Harbor Point in Baltimore, Maryland. For the years ended December 31, 2024, 2023, and 2022, rental revenues from Harbor Point properties represented 27%, 25% and 26%, respectively, of the Company's rental revenues.

A group of three construction customers comprised 78%, 94%, and 89% of the Company’s general contracting and real estate services revenues for the years ended December 31, 2024, 2023, and 2022, respectively. These three construction customers comprised 19%, 18%, and 10% of the Company's total revenues for the year ended December 31, 2024, 27%, 21%, and 10% of the Company's total revenues for the year ended December 31, 2023, and 28%, 13%, and 6% of the Company's total revenues for the year ended December 31, 2022.

20.     Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Indebtedness

From January 1, 2025 through February 21, 2025, the Company had net borrowings of $29.0 million on the revolving credit facility.

On February 25, 2025, the Company borrowed $4.8 million on its construction loan to fund development activities.

Derivative Financial Instruments

On January 3, 2025, the Company entered into an interest rate swap agreement with a notional of $150.0 million and a SOFR rate of 2.50%. The interest rate swap is effective January 2, 2025 and will expire on January 1, 2027. The Company paid a $4.6 million premium for this transaction.

Equity

On January 2, 2025, in connection with the tender by a holder of Common OP Units of 435 Common OP Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption request with a cash payment of less than $0.1 million.

On January 2, 2025, in connection with the tender by holders of Common OP Units of 264,618 Common OP Units for redemption by the Operating Partnership, the Company elected to satisfy the redemption requests through the issuance of an equal number of shares of common stock.

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation
December 31, 2024

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount (1)	Acquisition
Retail
249 Central Park Retail	$—	(2)	$271	$—	$5,660	$271	$5,660	$5,931	$3,321	$2,610	2004
4525 Main Street Retail	—		108	—	5,157	108	5,157	5,265	2,184	3,081	2014
4621 Columbus Retail	—	(2)	54	—	16,262	54	16,262	16,316	7,679	8,637	2002
Broad Creek Shopping Center	—	(2)	—	—	10,485	—	10,485	10,485	5,813	4,672	1997/2001
Broadmoor Plaza	—	(2)	2,410	9,010	2,604	2,410	11,614	14,024	4,374	9,650	1980/2016
Brooks Crossing Retail	—		117	—	2,570	117	2,570	2,687	629	2,058	2016
Chronicle Mill	—		43	15	1,559	43	1,574	1,617	107	1,510	2021
Columbus Village	—	(2)	7,630	10,135	8,897	7,630	19,032	26,662	7,002	19,660	1980/2015
Columbus Village II	—	(2)(3)	8,852	10,922	2,324	8,852	13,246	22,098	6,343	15,755	1995/2016
Commerce Street Retail	—	(2)	118	—	3,440	118	3,440	3,558	2,253	1,305	2008
Constellation Retail	—		1,692	2,361	43	1,692	2,404	4,096	243	3,853	2016/2022
Delray Beach Plaza	—	(2)	—	27,151	1,208	—	28,359	28,359	3,693	24,666	2021
Dimmock Square	—	(2)	5,100	13,126	2,372	5,100	15,498	20,598	4,366	16,232	1998/2014
Fountain Plaza Retail	—	(2)	425	—	8,582	425	8,582	9,007	4,863	4,144	2004
Greenbrier Square	19,184		8,549	21,170	652	8,549	21,822	30,371	2,421	27,950	2017/2021
Greentree Shopping Center	—	(2)	1,103	—	4,373	1,103	4,373	5,476	1,853	3,623	2014
Hanbury Village	—	(2)	2,565	—	16,832	2,565	16,832	19,397	9,056	10,341	2006
Harrisonburg Regal	—	(2)	1,554	—	4,148	1,554	4,148	5,702	2,734	2,968	1999
Lexington Square	13,293		3,035	20,581	518	3,035	21,099	24,134	4,728	19,406	2017/2018
Liberty Retail	—		3,007	8,534	1,461	3,007	9,995	13,002	8,883	4,119	2013/2014
Marketplace at Hilltop	—	(2)	2,023	19,886	1,473	2,023	21,359	23,382	3,448	19,934	2000/2019
North Hampton Market	—	(2)	7,250	10,210	1,486	7,250	11,696	18,946	3,828	15,118	2004/2016
North Pointe Center	—	(2)	1,276	—	23,783	1,276	23,783	25,059	13,458	11,601	1998
One City Center Retail	—	(2)	437	469	106	437	575	1,012	410	602	2019
Overlook Village	—	(2)	6,328	20,101	756	6,328	20,857	27,185	2,508	24,677	1990/2021
Parkway Centre	—	(2)	1,372	7,864	253	1,372	8,117	9,489	1,722	7,767	2017/2018
Parkway Marketplace	—	(2)	1,150	—	4,627	1,150	4,627	5,777	2,680	3,097	1998
Patterson Place	—	(2)	15,060	20,180	2,489	15,060	22,669	37,729	5,859	31,870	2004/2016
Pembroke Square	—	(2)	14,513	9,290	522	14,513	9,812	24,325	1,519	22,806	1966/ 2015/2022
Perry Hall Marketplace	—	(2)	3,240	8,316	686	3,240	9,002	12,242	3,369	8,873	2001/2015
Point St. Retail	—	(2)	—	7,822	430	—	8,252	8,252	1,312	6,940	2018/2019
Premier Retail	9,496		319	—	16,189	319	16,189	16,508	3,330	13,178	2018
Providence Plaza Retail	—	(2)	4,771	6,094	1,427	4,771	7,521	12,292	2,210	10,082	2007/2015
Red Mill Commons	8,344	(4)	44,252	30,348	7,683	44,252	38,031	82,283	10,934	71,349	2000/2019
Sandbridge Commons	—	(2)	4,118	—	7,531	4,118	7,531	11,649	3,211	8,438	2015
South Retail	—	(2)	190	—	8,683	190	8,683	8,873	5,876	2,997	2002

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount (1)	Acquisition
South Square	—	(2)	14,130	12,670	1,530	14,130	14,200	28,330	4,244	24,086	1977/2016
Southern Post Retail	14,844		931	—	22,624	931	22,624	23,555	364	23,191	2021
Southgate Square	—		10,238	25,950	7,290	10,238	33,240	43,478	9,853	33,625	1991/2016
Southshore Shops	—	(2)	1,770	6,509	851	1,770	7,360	9,130	2,008	7,122	2006/2016
Studio 56 Retail	—	(2)	76	—	3,810	76	3,810	3,886	1,540	2,346	2007
The Cosmo Retail	—		108	—	6,867	108	6,867	6,975	5,020	1,955	2006
The Edison Retail	—		549	2,689	247	549	2,936	3,485	498	2,987	1919/ 2014/2020
The Interlock Retail	—	(2)	—	66,104	1,468	—	67,572	67,572	3,035	64,537	2021/2023
Two Columbus Retail	—	(2)	7	—	2,644	7	2,644	2,651	1,339	1,312	2009
Tyre Neck Harris Teeter	—	(2)	—	—	3,309	—	3,309	3,309	2,087	1,222	2011
Wendover Village	—	(2)	19,894	22,638	2,013	19,894	24,651	44,545	6,035	38,510	2004/2016/2019
West Retail	—	(2)	138	—	215	138	215	353	109	244	2002
Total retail	$65,161		$200,773	$400,145	$230,139	$200,773	$630,284	$831,057	$184,351	$646,706
Office
249 Central Park Office	—	(2)	442	—	12,477	442	12,477	12,919	8,035	4,884	2014
4525 Main Street	29,341		874	—	42,240	874	42,240	43,114	15,518	27,596	2014
4605 Columbus Office	—		12	—	1,760	12	1,760	1,772	1,618	154	2002
Armada Hoffler Tower	—	(2)	1,838	—	74,999	1,838	74,999	76,837	48,719	28,118	2002
Brooks Crossing Office	—	(2)	295	—	19,525	295	19,525	19,820	3,784	16,036	2016/2019
Chronicle Mill Office	—		344	7	700	344	707	1,051	37	1,014	2021
Constellation Office	175,000		19,459	174,582	3,163	19,459	177,745	197,204	13,779	183,425	2016/2022
One City Center	—	(2)	2,474	27,733	6,235	2,474	33,968	36,442	5,712	30,730	2019
One Columbus	—	(2)	960	10,269	16,843	960	27,112	28,072	17,268	10,804	1984
Providence Plaza Office	—	(2)	5,179	6,275	1,469	5,179	7,744	12,923	2,621	10,302	2007/2015
Southern Post Office	15,272		1,575	—	38,263	1,575	38,263	39,838	831	39,007	2024
Thames Street Wharf	66,461		15,861	64,689	2,369	15,861	67,058	82,919	9,472	73,447	2010/2019
The Interlock Office	—	(2)	—	117,864	579	—	118,443	118,443	5,073	113,370	2021/2023
Two Columbus Office	—	(2)	47	—	21,299	47	21,299	21,346	11,146	10,200	2009
Wills Wharf	—	(2)	—	—	119,979	—	119,979	119,979	17,887	102,092	2020
Total office	$286,074		$49,360	$401,419	$361,900	$49,360	$763,319	$812,679	$161,500	$651,179
Mutifamily
1305 Dock Street	$—		$2,165	$18,114	$434	$2,165	$18,548	$20,713	$1,479	$19,234	2016/2022
1405 Point	—	(2)	—	87,644	4,819	—	92,463	92,463	16,671	75,792	2018/2019
Chandler Residences	30,128		2,507	—	52,774	2,507	52,774	55,281	1,511	53,770	2021
Chronicle Mill Apartments	—		1,401	537	55,411	1,401	55,948	57,349	4,164	53,185	2021
Encore Apartments	22,846		1,293	—	32,996	1,293	32,996	34,289	10,193	24,096	2014
Greenside Apartments	30,321		5,711	—	46,071	5,711	46,071	51,782	9,295	42,487	2018
Liberty Apartments	20,242		573	14,960	2,561	573	17,521	18,094	465	17,629	2013/2014
Premier Apartments	19,919		647	—	30,032	647	30,032	30,679	5,667	25,012	2018
Smith’s Landing	13,584		—	35,105	6,533	—	41,638	41,638	14,307	27,331	2009/2013

			Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
				Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances		Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount (1)	Acquisition
The Cosmopolitan	39,461		877	—	73,878	877	73,878	74,755	35,502	39,253	2006
The Edison	14,774		2,879	15,893	1,459	2,879	17,352	20,231	3,242	16,989	1919/ 2014/2020
The Everly	30,000		4,834	—	45,458	4,834	45,458	50,292	3,560	46,732	2020
Total multifamily	$221,275		$22,887	$172,253	$352,426	$22,887	$524,679	$547,566	$106,056	$441,510
Held for development	$—	(5)	$5,683	$—	$—	$5,683	$—	$5,683	$—	$5,683
Real estate investments	$572,510		$278,703	$973,817	$944,465	$278,703	$1,918,282	$2,196,985	$451,907	$1,745,078
________________________________________
(1)The net carrying amount of real estate for federal income tax purposes was $1,575.9 million as of December 31, 2024.
(2)Borrowing base collateral for the credit facility, M&T term loan facility, and TD term loan facility as of December 31, 2024.
(3)As of December 31, 2024, $5.7 million of this property's land value was included in held for development related to redevelopment plans.
(4)A portion of this property is borrowing base collateral for the credit facility, M&T term loan facility, and TD term loan facility as of December 31, 2024.
(5)Held for development includes Columbus Village II land held for redevelopment, which is borrowing base collateral for the credit facility, M&T term loan facility, and TD term loan facility as of December 31, 2024.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5—20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease (or estimated useful life, if shorter)

	Real Estate		Accumulated
	Investments		Depreciation
	December 31,
	2024	2023	2024	2023
Balance at beginning of the year	$2,207,287	$1,943,575	$393,169	$329,963
Construction costs and improvements	62,057	80,089	—	—
Acquisitions	—	183,982	—	—
Dispositions	(66,618)	(260)	(9,543)	(260)
Reclassifications	(5,741)	(99)	1,371	—
Depreciation	—	—	66,910	63,466
Balance at end of the year	$2,196,985	$2,207,287	$451,907	$393,169