Form 10-Q
period 2025-03-31
Armada Hoffler Properties, Inc.
filed 2025-05-09
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
☐ Yes     ☒  No
As of May 5, 2025, the registrant had 80,155,369 shares of common stock, $0.01 par value per share, outstanding. In addition, as of May 5, 2025, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 21,941,564 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

Table of Content
ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

Table of Content
PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$2,188,204	$2,173,787
Held for development	5,683	5,683
Construction in progress	13,289	17,515
	2,207,176	2,196,985
Accumulated depreciation	(470,420)	(451,907)
Net real estate investments	1,736,756	1,745,078
Real estate investments held for sale	4,800	4,800
Cash and cash equivalents	45,716	70,642
Restricted cash	2,851	1,581
Accounts receivable, net	51,895	52,860
Notes receivable, net	139,462	132,565
Construction receivables, including retentions, net	72,159	84,624
Construction contract costs and estimated earnings in excess of billings	2,482	6
Equity method investments	158,270	158,151
Operating lease right-of-use assets	22,784	22,841
Finance lease right-of-use assets	88,592	88,986
Acquired lease intangible assets	86,374	89,739
Other assets	53,085	60,990
Total Assets	$2,465,226	$2,512,863
LIABILITIES AND EQUITY
Indebtedness, net	$1,320,552	$1,295,559
Accounts payable and accrued liabilities	25,029	38,840
Construction payables, including retentions	76,240	104,495
Billings in excess of construction contract costs and estimated earnings	3,444	5,871
Operating lease liabilities	31,325	31,365
Finance lease liabilities	92,837	92,646
Other liabilities	47,047	54,418
Total Liabilities	1,596,474	1,623,194

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of March 31, 2025 and December 31, 2024	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 80,156,414 and 79,695,938 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	805	797
Additional paid-in capital	719,405	714,640
Distributions in excess of earnings	(235,535)	(218,623)
Accumulated other comprehensive income	1,631	2,737
Total stockholders’ equity	657,391	670,636
Noncontrolling interests in investment entities	8,917	9,180
Noncontrolling interests in Operating Partnership	202,444	209,853
Total Equity	868,752	889,669
Total Liabilities and Equity	$2,465,226	$2,512,863

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental revenues	$63,801	$61,881
General contracting and real estate services revenues	46,614	126,975
Interest income	4,228	4,626
Total revenues	114,643	193,482

Expenses
Rental expenses	15,624	14,605
Real estate taxes	5,937	5,925
General contracting and real estate services expenses	45,250	122,898
Depreciation and amortization	23,216	20,830
General and administrative expenses	7,386	5,874
Acquisition, development, and other pursuit costs	54	—
Total expenses	97,467	170,132
Operating income	17,176	23,350
Interest expense	(18,109)	(17,975)
Equity in loss of unconsolidated real estate entities	(1,913)	—
Change in fair value of derivatives and other	(1,210)	12,888
Unrealized credit loss provision	(22)	(83)
Other (expense) income, net	(75)	79
(Loss) income before taxes	(4,153)	18,259
Income tax provision	(190)	(534)
Net (loss) income	(4,343)	17,725
Net loss (income) attributable to noncontrolling interests:
Investment entities	3	(34)
Operating Partnership	1,535	(3,618)
Net (loss) income attributable to Armada Hoffler Properties, Inc.	(2,805)	14,073
Preferred stock dividends	(2,887)	(2,887)
Net (loss) income attributable to common stockholders	$(5,692)	$11,186
Net (loss) income attributable to common stockholders per share (basic and diluted)	$(0.07)	$0.17
Weighted-average common shares outstanding (basic and diluted)	79,992	66,838

Comprehensive (loss) income:
Net (loss) income	$(4,343)	$17,725
Unrealized cash flow hedge (losses) gains	(1,050)	3,554
Realized cash flow hedge gains reclassified to net income (loss)	(313)	(3,642)
Comprehensive (loss) income	(5,706)	17,637
Comprehensive loss (income) attributable to noncontrolling interests:
Investment entities	(38)	5
Operating Partnership	1,833	(3,606)
Comprehensive (loss) income attributable to Armada Hoffler Properties, Inc.	$(3,911)	$14,036
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2024	$171,085	$797	$714,640	$(218,623)	$2,737	$670,636	$9,180	$209,853	$889,669
Net loss	—	—	—	(2,805)	—	(2,805)	(3)	(1,535)	(4,343)
Unrealized cash flow hedge losses	—	—	—	—	(827)	(827)	—	(223)	(1,050)
Realized cash flow hedge gains (losses) reclassified to net loss	—	—	—	—	(279)	(279)	41	(75)	(313)
Net costs from issuance of common stock	—	—	(14)	—	—	(14)	—	—	(14)
Restricted stock awards, net	—	5	2,254	—	—	2,259	—	—	2,259
Redemption of operating partnership units	—	3	2,525	—	—	2,528	—	(2,532)	(4)
Distributions to noncontrolling interests	—	—	—		—	—	(301)	—	(301)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.140 per share and unit)	—	—	—	(11,220)	—	(11,220)	—	(3,044)	(14,264)
Balance, March 31, 2025	$171,085	$805	$719,405	$(235,535)	$1,631	$657,391	$8,917	$202,444	$868,752

Table of Content

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2023	$171,085	$668	$580,687	$(184,724)	$4,906	$572,622	$9,986	$222,570	$805,178
Net income	—	—	—	14,073	—	14,073	34	3,618	17,725
Unrealized cash flow hedge gains	—	—	—	—	2,664	2,664	29	861	3,554
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,700)	(2,700)	(68)	(874)	(3,642)
Net costs from issuance of common stock	—	—	(10)	—	—	(10)	—	—	(10)
Restricted stock awards, net	—	2	1,394	—	—	1,396	—	—	1,396
Redemption of operating partnership units	—	—	(22)	—	—	(22)	—	(96)	(118)
Distributions to noncontrolling interests	—	—	—	—	—	—	(336)	—	(336)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(13,733)	—	(13,733)	—	(4,450)	(18,183)
Balance, March 31, 2024	$171,085	$670	$582,049	$(187,271)	$4,870	$571,403	$9,645	$221,629	$802,677
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(4,343)	$17,725
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	18,516	15,748
Amortization of leasing costs, in-place lease intangibles, and right-of-use assets	4,701	5,082
Accrued straight-line rental revenue	(2,167)	(1,252)
Amortization of leasing incentives and above or below-market rents	(573)	(397)
Accrued straight-line ground rent expense	4	8
Unrealized credit loss provision	22	83
Adjustment for uncollectible lease accounts	2,166	758
Noncash stock compensation	3,464	2,192
Noncash interest expense	1,335	1,048
Change in fair value of derivatives and other	5,627	(6,510)
Adjustment for receipts on off-market interest rate derivatives	(5,232)	(7,500)
Equity in loss of unconsolidated real estate entities	1,913	—
Changes in operating assets and liabilities:
Property assets	2,134	6,554
Property liabilities	(6,092)	2,398
Construction assets	12,101	3,960
Construction liabilities	(29,537)	10,777
Interest receivable	(3,932)	(4,188)
Net cash provided by operating activities	107	46,486
INVESTING ACTIVITIES
Development of real estate investments	(1,726)	(11,955)
Tenant and building improvements	(15,152)	(11,546)
Notes receivable issuances	(3,062)	(11,175)
Payments to purchase off-market interest rate derivatives	(4,577)	—
Receipts on off-market interest rate derivatives	5,232	7,500
Leasing costs	(162)	(3,611)
Leasing incentives	(9)	—
Contributions to equity method investments	(2,032)	(10,159)
Net cash used for investing activities	(21,488)	(40,946)
FINANCING ACTIVITIES
Costs from issuance of common stock	(14)	(10)
Common shares tendered for tax withholding	(1,299)	(980)
Debt issuances, credit facility, and construction loan borrowings	29,904	42,208
Debt and credit facility repayments, including principal amortization	(6,881)	(12,480)
Debt issuance costs	(15)	(8)
Redemption of operating partnership units	(4)	(118)
Distributions to noncontrolling interests	(301)	(336)
Dividends and distributions	(23,665)	(20,121)
Net cash (used for) provided by financing activities	(2,275)	8,155
Net (decrease) increase in cash, cash equivalents, and restricted cash	(23,656)	13,695
Cash, cash equivalents, and restricted cash, beginning of period	72,223	30,166
Cash, cash equivalents, and restricted cash, end of period (1)	$48,567	$43,861
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosures (noncash transactions):
(Decrease) increase in dividends and distributions payable	$(6,514)	$949
Decrease in accrued capital improvements and development costs	(7,815)	(2,876)
Operating Partnership units redeemed for common shares	2,528	(22)

(1) The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$45,716	$41,934
Restricted cash (a)	2,851	1,927
Cash, cash equivalents, and restricted cash	$48,567	$43,861
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

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of March 31, 2025, owned 78.5% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly-owned subsidiaries thereof. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock and certain related formation transactions on May 13, 2013.

As of March 31, 2025, the Company's stabilized operating portfolio consisted of the following properties:

Property	Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
4525 Main Street Retail*	Virginia Beach, Virginia	100%
4621 Columbus Retail*	Virginia Beach, Virginia	100%
Columbus Village*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
The Cosmopolitan Retail*	Virginia Beach, Virginia	100%
Two Columbus Retail*	Virginia Beach, Virginia	100%
West Retail*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Retail*	Baltimore, Maryland	90%
Point Street Retail*	Baltimore, Maryland	100%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail	Newport News, Virginia	65%	(1)
Delray Beach Plaza	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%
Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%
Parkway Centre	Moultrie, Georgia	100%

Table of Content

Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Southeast Sunbelt
Chronicle Mill Retail	Belmont, North Carolina	85%	(1)
North Hampton Market	Taylors, South Carolina	100%
One City Center Retail*	Durham, North Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza Retail	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Liberty Retail	Newport News, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%
The Edison Retail	Richmond, Virginia	100%

Office
Town Center of Virginia Beach
249 Central Park Office*	Virginia Beach, Virginia	100%
4525 Main Street Office*	Virginia Beach, Virginia	100%
4605 Columbus Office*	Virginia Beach, Virginia	100%
Armada Hoffler Tower*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus Office*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Office	Belmont, North Carolina	85%	(1)
One City Center Office*	Durham, North Carolina	100%
Providence Plaza Office	Charlotte, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic
Brooks Crossing Office	Newport News, Virginia	100%

Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, Virginia	100%

Table of Content

Premier Apartments*	Virginia Beach, Virginia	100%
The Cosmopolitan*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, Maryland	90%
1405 Point*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Apartments	Belmont, North Carolina	85%	(1)
Greenside Apartments	Charlotte, North Carolina	100%
The Everly	Gainesville, Georgia	100%
Mid-Atlantic
The Edison	Richmond, Virginia	100%
Liberty Apartments	Newport News, Virginia	100%
Smith's Landing	Blacksburg, Virginia	100%
________________________________________
*Represents a property located within a mixed-use community.
(1) The Company is entitled to a preferred return on our investment in this property.

As of March 31, 2025, the following properties were under development, under redevelopment, or unstabilized:

Development, Not Stabilized	Segment	Location	Ownership
Southern Post Retail	Retail*	Roswell, Georgia	100%
Southern Post Office	Office*	Roswell, Georgia	100%
Chandler Residences	Multifamily*	Roswell, Georgia	100%

Redevelopment	Segment	Location	Ownership
Columbus Village II	Retail*	Virginia Beach, Virginia	100%
________________________________________
*Represents a property located within a mixed-use community.

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

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Table of Content

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

Segments

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance across the enterprise. Segment information is prepared on the same basis that the CODM reviews information for operational decision-making purposes. The CODM evaluates the performance of each of the Company’s properties and real estate ventures individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. The Company operates in five business segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. The Company’s general contracting and real estate services business develops and builds properties for its own account and also provides construction and development services to both related and third parties. The Company's real estate financing segment includes the Company's real estate financing loans and preferred equity investments on development projects. The Company's CODM has been identified to collectively include (i) the Chief Executive Officer and the Chief Financial Officer for the three months ended March 31, 2025.

Reclassifications

For the three months ended March 31, 2024, the Company reclassified amortization of right-of-use assets - finance leases of $0.4 million from its separate financial statement line item to be included within depreciation and amortization. As a result, depreciation and amortization for the three months then ended increased similarly, compared to previous reporting. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a description of other accounting principles upon which basis the accompanying consolidated financial statements were prepared.

Table of Content
3. Segments

The Company operates its business in five reportable segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Refer to Note 1 for the composition of properties within each property segment.

Net operating income ("NOI") is the primary measure used by the Company’s CODM to assess segment performance. NOI is calculated as segment revenues less segment expenses. Segment revenues include rental revenues for the property segments, general contracting and real estate services revenues for the general contracting and real estate services segment, and interest income for the real estate financing segment. Segment expenses include rental expenses and real estate taxes for the property segments, general contracting and real estate services expenses for the general contracting and real estate services segment, and interest expense for the real estate financing segment. Segment NOI for the general contracting and real estate services segment and the real estate financing segment is also referred to as segment gross profit as illustrated in the table below. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of the Company’s real estate, construction, and real estate financing businesses.

Table of Content
The following tables set forth financial information by segment for the three months ended March 31, 2025 and 2024 (in thousands) and includes a reconciliation of the primary measure of segment profit (NOI) to net income (loss):

	Three Months Ended March 31, 2025
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (a)	Total
Revenues
Rental revenues	$24,752	$23,898	$15,151	$—	$—	$—	$63,801
General contracting and real estate services revenues (b)	—	—	—	46,614	—	—	46,614
Interest income (real estate financing segment)	—	—	—	—	3,736	492	4,228
Total revenues	24,752	23,898	15,151	46,614	3,736	492	114,643
Expenses
Rental expenses (c)	4,460	6,370	4,794	—	—	—	15,624
Real estate taxes	2,310	2,290	1,337	—	—	—	5,937
General contracting and real estate services expenses (b)	—	—	—	45,250	—	—	45,250
Interest expense (real estate financing segment) (d)	—	—	—	—	1,714	—	1,714
Total segment operating expenses	6,770	8,660	6,131	45,250	1,714	—	68,525
Segment net operating income	17,982	15,238	9,020	1,364	2,022	492	46,118
Interest income (excluding real estate financing segment)	12	—	39	—	—	(51)	—
Depreciation and amortization	(8,804)	(9,568)	(4,653)	—	—	(191)	(23,216)
General and administrative expenses	—	—	—	—	—	(7,386)	(7,386)
Acquisition, development and other pursuit costs	—	—	—	—	—	(54)	(54)
Interest expense (excluding real estate financing segment) (e)	(5,676)	(6,459)	(4,260)	—	—	—	(16,395)
Equity in loss of unconsolidated real estate entities	(109)	(1,306)	(498)	—	—	—	(1,913)
Change in fair value of derivatives and other	(471)	(279)	(253)	—	(207)	—	(1,210)
Unrealized credit loss provision	—	—	—	—	(22)	—	(22)
Other (expense) income, net	1	1	14	—	—	(91)	(75)
Income tax provision	—	—	—	(190)	—	—	(190)
Net income (loss)	$2,935	$(2,373)	$(591)	$1,174	$1,793	$(7,281)	$(4,343)

Table of Content

	Three Months Ended March 31, 2024
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (a)	Total
Revenues
Rental revenues	$25,651	$21,878	$14,352	$—	$—	$—	$61,881
General contracting and real estate services revenues (b)	—	—	—	126,975	—	—	126,975
Interest income (real estate financing segment)	—	—	—	—	4,000	626	4,626
Total revenues	25,651	21,878	14,352	126,975	4,000	626	193,482
Expenses
Rental expenses (c)	4,211	6,123	4,271	—	—	—	14,605
Real estate taxes	2,415	2,215	1,295	—	—	—	5,925
General contracting and real estate services expenses (b)	—	—	—	122,898	—	—	122,898
Interest expense (real estate financing segment) (d)	—	—	—	—	1,332	—	1,332
Total segment operating expenses	6,626	8,338	5,566	122,898	1,332	—	144,760
Segment net operating income	19,025	13,540	8,786	4,077	2,668	626	48,722
Interest income (excluding real estate financing segment)	18	—	12	—	—	(30)	—
Depreciation and amortization	(8,528)	(8,047)	(3,716)	—	—	(144)	(20,435)
General and administrative expenses	(246)	(82)	(67)	—	—	(5,874)	(6,269)
Acquisition, development and other pursuit costs	—	—	—	—	—	—	—
Interest expense (excluding real estate financing segment) (e)	(6,461)	(5,997)	(4,185)	—	—	—	(16,643)
Change in fair value of derivatives and other	4,578	3,405	1,082	—	1,627	2,196	12,888
Unrealized credit loss provision	—	—	—	—	(78)	(5)	(83)
Other income (expense), net	6	67	(15)	—	—	21	79
Income tax provision	—	—	—	(534)	—	—	(534)
Net income (loss)	$8,392	$2,886	$1,897	$3,543	$4,217	$(3,210)	$17,725
____________________________
(a) Other includes items not directly associated with the operation and management of the Company’s real estate properties, general contracting and real estate services, and real estate financing businesses. General and administrative expenses include corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.
(b) General contracting and real estate services revenues for the three months ended March 31, 2025 and 2024 exclude revenues related to intercompany construction contracts of $2.8 million, and $8.4 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the three months ended March 31, 2025 and 2024 exclude expenses related to intercompany construction contracts of $2.8 million and $8.3 million, respectively, which are eliminated in consolidation.
(c) Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.

Table of Content
(d) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 9.
(e) Interest expense (excluding real estate financing segment) is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocating to retail, office, and multifamily segments respectively based on property classification.

Table of Content
The following table summarizes key balance sheet data by segment (in thousands):

	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other	Total
March 31, 2025
Real estate investments, at cost	$835,360	$817,028	$549,099	$—	$—	$5,689	$2,207,176
Notes receivable, net	—	—	—	—	128,231	11,231	139,462
Equity method investments	7,661	62,459	88,150	—	—	—	158,270

December 31, 2024
Real estate investments, at cost	$836,740	$812,679	$547,566	$—	$—	$—	$2,196,985
Notes receivable, net	—	—	—	—	121,433	11,132	132,565
Equity method investments	7,630	62,288	88,233	—	—	—	158,151

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

Rental revenue for the three months ended March 31, 2025 and 2024 comprised the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Base rent and tenant charges	$61,061	$60,183
Accrued straight-line rental adjustment	2,167	1,300
Lease incentive amortization	(62)	(119)
(Above) below market lease amortization, net	635	517
Total rental revenue	$63,801	$61,881

5. Real Estate Investments

The Company did not acquire or dispose of any properties during the three months ended March 31, 2025.

Table of Content
6. Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the three months ended March 31, 2025, the Company invested $0.7 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $53.8 million relating to this project. As of March 31, 2025, the Company has contributed $47.3 million.

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

A summary of Harbor Point Parcel 3's condensed financial data derived from the balance sheets and statements of comprehensive operations are as follows ($ in thousands):

Condensed Balance Sheet	March 31, 2025	December 31, 2024
Current assets	$4,298	$1,393
Noncurrent assets	270,713	275,513
Current liabilities	30,180	37,289
Noncurrent liabilities	167,196	162,329
Total equity	77,635	77,288

Company's share of accumulated equity	38,818	38,644
Capitalized interest and other costs	8,497	7,777
Profit elimination, net of portion related to the Company's interest	(2,739)	(2,694)
Investments in and advances to unconsolidated affiliates	$44,576	$43,727

	Three months ended March 31,
Condensed Statements of Comprehensive Operations	2025	2024
Rental revenues	$2,862	$—
Rental expenses	(1,066)	—
Interest expense	(927)	—
Depreciation and amortization	(522)	—
Net income	347	—

Equity in earnings in unconsolidated affiliates	$174	$—

Harbor Point Parcel 4

On April 1, 2022, the Company acquired a 77% interest in Harbor Point Parcel 4, a real estate venture with Beatty Development Group, for purposes of developing a mixed-use project ("Allied | Harbor Point"), which is planned to include multifamily units, retail space, and a parking garage. The Company holds an option to increase its ownership to 90%. The Company is a noncontrolling partner in the real estate venture and serves as the project's general contractor. During the three months ended March 31, 2025, the Company invested $1.4 million in Harbor Point Parcel 4. The Company has an estimated equity commitment of up to $117.0 million relating to this project. As of March 31, 2025, the Company has contributed $117.0 million.

Table of Content

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

A summary of Harbor Point Parcel 4's condensed financial data derived from the balance sheets and statements of comprehensive operations are as follows ($ in thousands):

Condensed Balance Sheet	March 31, 2025	December 31, 2024
Current assets	$1,027	$577
Noncurrent assets	224,947	221,092
Current liabilities	14,472	16,798
Noncurrent liabilities	85,852	76,903
Total equity	125,650	127,968

Company's share of accumulated equity	101,652	103,738
Capitalized interest and other costs	13,542	12,141
Profit elimination, net of portion related to the Company's interest	(1,500)	(1,455)
Investments in and advances to unconsolidated affiliates	$113,694	$114,424

	Three months ended March 31,
Condensed Statements of Comprehensive Operations	2025	2024
Rental revenues	$567	$835
Rental expenses	(377)	(37)
Interest expense	(797)	(249)
Depreciation and amortization	(1,711)	(277)
Net income	(2,318)	272

Equity in earnings in unconsolidated affiliates	$(2,086)	$245

Table of Content
7. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of March 31, 2025 and December 31, 2024 ($ in thousands):

		Outstanding loan amount
		March 31, 2025			December 31, 2024
Real Estate Financing Project(a)	Maturity Date	Principal	Accrued interest and fees(b)	Total loan amount(c)	Total loan amount(c)	Maximum principal commitment	Interest rate		Interest compounding
Solis Gainesville II	10/3/2026	$19,595	$6,086	$25,681	$25,291	$19,595	6.0%	(d)	Annually
Solis Kennesaw	5/25/2027	37,870	9,123	46,993	45,562	37,870	14.0%	(d)	Annually
Solis Peachtree Corners	10/31/2027	28,440	6,328	34,768	33,549	28,440	15.0%	(d)	Annually
The Allure at Edinburgh	1/16/2028	9,228	2,256	11,484	11,215	9,228	10.0%	(e)	None
Solis North Creek	8/8/2030	8,196	1,109	9,305	5,816	26,767	12.0%	(d)	Annually
Total mezzanine & preferred equity		$103,329	$24,902	$128,231	$121,433	$121,900
Other notes receivable				13,180	12,984
Allowance for credit losses(f)				(1,949)	(1,852)
Total notes receivable				$139,462	$132,565
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
(f) The amounts as of March 31, 2025 and December 31, 2024 exclude $0.4 million and $0.5 million, respectively, of Current Expected Credit Losses (“CECL”) allowance that relates to the unfunded commitments, which were recorded as a liability under other liabilities in the consolidated balance sheets.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three months ended March 31, 2025 and 2024 as follows (in thousands):

	Three Months Ended March 31,
Real Estate Financing Project	2025		2024
Solis Gainesville II	$390	(a)(b)	$786	(a)(b)
Solis Kennesaw	1,430	(a)(b)	1,236	(a)(b)
Solis Peachtree Corners	1,220	(a)(b)	887	(a)(b)
The Allure at Edinburgh	269		344
Solis City Park II(c)	—		747	(a)
Solis North Creek	427	(b)	—
Total mezzanine & preferred equity	3,736		4,000
Other interest income	492		626
Total interest income	$4,228		$4,626
________________________________________
(a) Includes recognition of interest income related to fee amortization.
(b) Includes recognition of unused commitment fees.
(c) This note receivable was redeemed on July 10, 2024.

Table of Content

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of March 31, 2025, the Company had five real estate financing investments, which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

The Company updated the risk ratings for each of its notes receivable as of March 31, 2025 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of March 31, 2025 was "Pass" rated. The Company's analysis resulted in an allowance for loan losses of approximately $2.4 million as of March 31, 2025, of which an allowance related to unfunded commitments of approximately $0.4 million as of March 31, 2025 was recorded as other liabilities on the consolidated balance sheet.

At March 31, 2025, the Company reported $139.5 million of notes receivable, net of allowances of $1.9 million. At December 31, 2024, the Company reported $132.6 million of notes receivable, net of allowances of $1.9 million. Changes in the allowance for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,852	$509	$2,361	$1,472	$732	$2,204
Unrealized credit loss provision (release)	97	(75)	22	253	(170)	83
Ending balance	$1,949	$434	$2,383	$1,725	$562	$2,287

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of March 31, 2025, no loans were placed on non-accrual status.

8. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of March 31, 2025 during the next 12 to 24 months following quarter-end. The Company expects to collect these billings progressively over this period.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

Table of Content
The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$6	$5,871	$104	$21,414
Revenue recognized that was included in the balance at the beginning of the period	—	(5,871)	—	(21,414)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	3,481	—	22,493
Transferred to receivables	(6)	—	(107)	—
Construction contract costs and estimated earnings not billed during the period	2,482	—	26	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	—	(37)	3	(765)
Ending balance	$2,482	$3,444	$26	$21,728

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $2.4 million and $1.9 million were deferred as of March 31, 2025 and December 31, 2024, respectively. Amortization of pre-contract costs for the three months ended March 31, 2025 and 2024 was less than $0.1 million and $0.2 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of March 31, 2025 and December 31, 2024, construction receivables included retentions of $31.1 million and $38.2 million, respectively. The Company expects to collect substantially all construction receivables outstanding as of March 31, 2025 during the next 12 to 24 months. As of March 31, 2025 and December 31, 2024, construction payables included retentions of $33.6 million and $44.9 million, respectively. The Company intends to settle all construction payables, including retainage recorded, as of March 31, 2025 within the next 12 to 24 months following quarter-end. Payments will be made progressively over this period.

The Company’s net position on uncompleted construction contracts comprised the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Costs incurred on uncompleted construction contracts	$890,868	$1,006,508
Estimated earnings	27,377	37,250
Billings	(919,207)	(1,049,623)
Net position	$(962)	$(5,865)

Construction contract costs and estimated earnings in excess of billings	$2,482	$6
Billings in excess of construction contract costs and estimated earnings	(3,444)	(5,871)
Net position	$(962)	$(5,865)
The above table reflects the net effect of projects closed as of March 31, 2025 and December 31, 2024, as applicable.

Table of Content
The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning backlog	$123,784	$472,169
New contracts/change orders	3,322	(1,404)
Work performed	(46,683)	(127,359)
Ending backlog	$80,423	$343,406

The Company expects to complete a majority of the uncompleted contracts in place as of March 31, 2025 during the next 12 to 24 months following quarter-end.

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

On June 14, 2024, the term loan facility commitment increased by $50.0 million to $350.0 million as a result of an existing lender increasing its outstanding commitment.

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

As of March 31, 2025 and December 31, 2024, the outstanding balance on the revolving credit facility was $166.0 million and $145.0 million, respectively. The outstanding balance on the term loan facility was $350.0 million as of March 31, 2025 and December 31, 2024. As of March 31, 2025, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate swaps, were 6.42% and 6.22%, respectively. After giving effect to interest rate swaps, the effective interest rates on the revolving credit facility and the term loan facility were 4.17% and 4.23%, respectively, as of March 31, 2025. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

On June 21, 2024, the M&T term loan facility commitment increased by $35.0 million to $135.0 million as a result of adding a new lender to the facility.

As of March 31, 2025 and December 31, 2024, the outstanding balance on the M&T term loan facility was $135.0 million. As of March 31, 2025, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 6.22%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.90% as of March 31, 2025. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

TD Term Loan Facility

On May 19, 2023, the Company, as parent guarantor, and the Operating Partnership, as borrower, entered into a term loan agreement (the "TD term loan agreement") with Toronto Dominion (Texas) LLC, as administrative agent, and TD Bank, N.A. as lender, which provides a $75.0 million senior unsecured term loan facility (the "TD term loan facility"), with the option to increase the total capacity to $150.0 million, subject to the Company's satisfaction of certain conditions. The TD term loan facility has a scheduled maturity date of May 19, 2025, with a one-year extension option, subject to the Company's satisfaction of certain conditions, including payment of a 0.15% extension fee. The Company expects to exercise the extension option.

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

Table of Content
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

As of March 31, 2025 and December 31, 2024, the outstanding balance on the TD term loan facility was $95.0 million. As of March 31, 2025, the effective interest rate on the TD term loan facility, before giving effect to interest rate swaps, was 6.32%. After giving effect to interest rate swaps, the effective interest rate on the TD term loan facility was 4.70% as of March 31, 2025. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

Other 2025 Financing Activity

During the three months ended March 31, 2025, the Company borrowed $4.8 million under its existing construction loans to fund ongoing development and construction.

10. Derivative Financial Instruments

The Company enters into interest rate derivative contracts to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. Derivative financial instruments are recognized at fair value and presented within other assets and other liabilities in the condensed consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of derivatives and other in the condensed consolidated statements of comprehensive (loss) income. For derivatives that qualify as cash flow hedges, the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

Table of Content
As of March 31, 2025, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Harbor Point Parcel 3 senior construction loan	$90,000	(a)	1-month SOFR	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	(b)	1-month SOFR	2.75%	4.25%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	(c)	1-month SOFR	2.75%	5.12%	11/1/2023	11/1/2025
Floating rate pool of loans	300,000	(d)	1-month SOFR	2.75%	4.25%	12/1/2023	12/1/2025
Revolving credit facility and TD unsecured term loan	100,000	(e)	Daily SOFR	3.20%	4.70%	5/19/2023	5/19/2026
Thames Street Wharf loan	65,294	(f)	Daily SOFR	0.93%	2.33%	9/30/2021	9/30/2026
Floating rate pool of loans	150,000	(g)	1-month SOFR	2.50%	4.00%	1/2/2025	1/1/2027
M&T unsecured term loan	100,000	(f)	1-month SOFR	3.50%	4.90%	12/6/2022	12/6/2027
Liberty Retail & Apartments loan	21,000	(h)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,484	(h)	1-month SOFR	3.43%	4.83%	12/13/2022	1/21/2028
Total	$1,335,778
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
(f) Designated as a cash flow hedge.
(g) On January 3, 2025, the Company entered into an interest rate swap agreement with a notional of $150.0 million and a SOFR rate of 2.50%. The interest rate swap will expire on January 1, 2027. The Company paid a $4.6 million premium for this transaction.
(h) The Company novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024 and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid, the $67.9 million swap on the senior unsecured loan increased to $79.0 million.

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive income to interest expense in the condensed consolidated statements of comprehensive (loss) income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates recognizing approximately $2.2 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive income into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$1,170,000	$10,101	$—	$1,020,000	$11,149	$—
Derivatives designated as accounting hedges
Interest rate swaps	165,294	2,964	—	166,057	4,712	—
Total derivatives	$1,335,294	$13,065	$—	$1,186,057	$15,861	$—

Table of Content
The unrealized changes in the fair value of the Company’s derivatives during the three months ended March 31, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest rate swaps	$(6,677)	$10,049
Interest rate caps	—	15
Total unrealized change in fair value of interest rate derivatives	$(6,677)	$10,064
Comprehensive (loss) income statement presentation:
Change in fair value of derivatives and other	$(5,627)	$6,510
Unrealized cash flow hedge gains	(1,050)	3,554
Total unrealized change in fair value of interest rate derivatives	$(6,677)	$10,064

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

During the three months ended March 31, 2025, the Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of May 5, 2025.

On January 2, 2025, the Company elected to satisfy a redemption request by a holder of 435 common units of limited partnership interest in the Operating Partnership ("Common OP Units") with a cash payment of less than $0.1 million.

Also on January 2, 2025, the Company elected to satisfy redemption requests by holders of 264,618 Common OP Units through the issuance of an equal number of shares of common stock.

Noncontrolling Interests

As of March 31, 2025 and December 31, 2024, the Company held a 78.5% and 78.6%, respectively, economic interest in the Operating Partnership. As of March 31, 2025, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 78.5% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of March 31, 2025, there were 21,191,470 Common OP Units and 750,094 LTIP Units (as defined below) not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. See Note 12 for a description of LTIP Units.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly owned operating and development properties. The noncontrolling interest in investment entities was $8.9 million and $9.2 million as of March 31, 2025 and December 31, 2024, respectively, which represents the minority partners' interest in certain consolidated real estate entities.

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

Table of Content
Repurchase Program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The Share Repurchase Program may be suspended or discontinued at any time by the Company and does not have an expiration date.

During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock or Series A Preferred Stock. As of March 31, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the three months ended March 31, 2025, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Common Units	12/13/2024	12/26/2024	01/02/2025	$0.205	$20,779
Common Stock/Common Units	03/12/2025	03/26/2025	04/03/2025	0.140	14,265
Series A Preferred Stock	12/13/2024	01/02/2025	01/15/2025	0.421875	2,887
Series A Preferred Stock	04/15/2025	04/01/2025	04/15/2025	0.421875	2,887

12. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan, as amended (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, LTIP Units, performance units, and other equity-based awards up to an aggregate of 3,400,000 shares of common stock. As of March 31, 2025, there were 192,865 shares available for issuance under the Equity Plan.

Restricted or Unrestricted Stock Awards

The Company issues performance-based awards in the form of restricted stock to certain employees (executive and non-executive). Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Restricted shares issued to executive officers pursuant to the Company's short-term incentive plan (the "STIP") are subject to the following vesting schedule over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service to the Company. To the extent that any executive officers elect to receive the time-based component of their annual equity award (other than pursuant to the STIP), such restricted shares are expected to be subject to the following vesting schedule: one-third will vest on the first three anniversaries of the grant date, subject to continued service to the Company. Non-employee director restricted stock awards may vest either immediately upon grant or over a period of one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive distributions from their grant date.

The fair value of the restricted stock awards was determined using the closing stock price as of the day before the grant date.

A summary of the unvested restricted shares is as follows:

	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	165,497	$11.81	271,540	$12.93
Granted	361,390	9.15	274,649	10.70
Vested	(337,140)	10.01	(223,008)	12.03
Forfeited	(1,833)	10.08	(4,150)	11.52
Unvested as of March 31	187,914	$9.93	319,031	$11.66

During the three months ended March 31, 2025 and 2024, in connection with the vesting of restricted stock awards, employees tendered 134,220 and 85,439 shares, respectively, to satisfy minimum statutory tax withholding obligations. As of March 31, 2025, the total unrecognized compensation expense related to unvested shares of restricted stock was $1.3 million, which the Company expects to recognize over the next 17 months.

Table of Content

LTIP Unit Awards

LTIP Units are a special class of partnership interests in the Operating Partnership ("LTIP Units"). The Operating Partnership has two classes of LTIP Units: (1) Time-Based LTIP Units, which have time-based vesting conditions (“Time-Based LTIP Units”), and (2) Performance LTIP Units, which have performance-based vesting conditions (“Performance LTIP Units”). Each LTIP Unit awarded is deemed equivalent to an award of one share of stock under the Equity Plan, reducing the availability for other equity awards on a one-for-one basis. The vesting period for Time-Based LTIP Units, if any, and the vesting conditions for Performance LTIP Units are determined at the time of issuance. Under the terms of the Operating Partnership's agreement of limited partnership, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of Common OP unitholders. Subject to any agreed upon exceptions (including pursuant to the applicable LTIP Unit award agreement), once vested and having achieved parity with Common OP unitholders, LTIP Units are convertible into Common OP Units on a one-for-one basis. LTIP Unit awards granted to members of the Company's board of directors generally vest on the date of the first annual meeting of stockholders of the Company after the date of grant, subject to continued service to the Company. Time-Based LTIP Units issued to executive officers pursuant to the STIP are subject to the following vesting schedule over a period of three years: two-fifths immediately on the grant date and one-fifth on each of the first three anniversaries of the grant date, subject to continued service to the Company. Time‑Based LTIP Units issued to executive officers other than pursuant to the STIP are subject to the following vesting schedule: one-third will vest on each of the first three anniversaries of the grant date, subject to continued service to the Company. Performance LTIP Units are subject to performance-based vesting conditions specified in the award agreement pursuant to which the Performance LTIP Units were granted. Unvested LTIP Units are entitled to receive distributions from their grant date.

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

A summary of the unvested LTIP Unit awards is as follows:

	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	119,872	$9.66	39,694	$10.14
Granted	540,197	9.63	125,829	9.64
Vested	(95,208)	8.57	(50,331)	9.64
Forfeited	—	—	—	—
Unvested as of March 31	564,861	$9.81	115,192	$9.81

During the three months ended March 31, 2025 and 2024, in connection with the vesting of LTIP Units, there were no LTIP Units tendered to satisfy minimum statutory tax withholding obligations. As of March 31, 2025, the total unrecognized compensation expense related to unvested LTIP Units was $4.8 million, which the Company expects to recognize over the next 36 months.

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

Table of Content

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

A summary of the unvested Performance Unit awards is as follows:

	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	110,375	$11.98	110,625	$13.74
Granted	45,000	10.45	50,000	9.23
Vested(1)	—	—	—	—
Forfeited	—	—	—	—
Unvested as of March 31	155,375	$11.54	160,625	$12.34
________________________________________
(1)This represents Performance Units which are vested but not settled as common shares until the following period.

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range		Risk Free Interest Rate	Volatility	Expected Dividends
2020	35,000	$11.57	0% to 200%		1.66%	18.0%	5.0%
2021	42,500	9.67	0% to 200%		0.17%	49.0%	4.7%
2022	47,500	17.12	0% to 200%		0.98%	50.0%	4.7%
2023	47,500	12.61	0% to 200%	(1)	4.23%	51.0%	5.4%
2024	50,000	9.23	0% to 200%	(1)	4.32%	27.0%	6.2%
2025	45,000	10.45	0% to 200%	(1)	4.35%	26.0%	6.9%
________________________________________
(1)For Performance Units granted in 2022 and beyond, only 50% of each Award is subject to the conversion range. The remainder (50%) is guaranteed 1 to 1 conversion as long as the employee remains employed at the Company.

During the three months ended March 31, 2025, in connection with the Performance Unit awards granted and vested, there were no LTIP Units tendered by employees to satisfy minimum statutory tax withholding obligations. Performance Unit awards granted and vested during the three months ended March 31, 2024, include 6,184 shares tendered by employees to satisfy minimum statutory tax withholding obligations. As of March 31, 2025, the total unrecognized compensation expense related to unvested Performance Units was $1.0 million, which the Company expects to recognize over the next 69 months.

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

Table of Content
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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(a)	$1,327,578	$1,308,369	$1,303,650	$1,288,014
Notes receivable, net	139,462	139,462	132,565	132,565
Interest rate swap and cap assets	13,065	13,065	15,861	15,861
________________________________________
(a) Excludes $7.0 million and $8.1 million of deferred financing costs as of March 31, 2025 and December 31, 2024, respectively.

14. Related Party Transactions

The Company provides general contracting services to certain related party entities that are included in these condensed consolidated financial statements. Revenue and gross profit from construction contracts with these entities for the three months ended March 31, 2025 and 2024 were nominal. There were no outstanding construction receivables due from related parties as of March 31, 2025 and December 31, 2024.

The Company provides general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures. See Note 6 for more information. During the three months ended March 31, 2025 and March 31, 2024, the Company recognized gross profit of less than $0.1 million and $0.2 million, respectively relating to these construction contracts.
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

Table of Content
Guarantees

In connection with certain of the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of March 31, 2025, the Company had an outstanding guarantee liability of less than $0.1 million related to the $32.9 million guarantee of the senior loan secured by Harbor Point Parcel 4.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $8.3 million and $8.3 million as of March 31, 2025 and December 31, 2024, respectively.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of March 31, 2025, the Company had six notes receivable with a total of $29.6 million of unfunded commitments. These unfunded commitments consist of $21.1 million of unfunded principal and $8.5 million of unfunded contingency. The Company considers the probability of contingency funding to be remote. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of March 31, 2025, the Company has recorded a $0.4 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in other liabilities in the consolidated balance sheet. See Note 7 for more information.

16. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for disclosure.

Indebtedness

In April 2025, the Company had net borrowings of $18.0 million on the revolving credit facility.

On May 1, 2025, the Company repaid the $4.4 million mortgage payable loan secured by the Red Mill South property.

Derivatives

On May 4, 2025, the counterparty to a $100.0 million notional swap exercised its option to cancel the swap.

Equity Method Investments

On April 29, 2025, the Company entered into a binding term sheet with its partner for the Harbor Point Parcel 4 project, which sets forth the terms upon which the Company will acquire the remaining partnership interest of the partner in the joint venture that owns Harbor Point Parcel 4. As the first step of the transaction, the Company will exercise its pre-existing option to acquire 13% of the partner’s interest in the joint venture for approximately $14.3 million. The partner is required to use a portion of such proceeds to repay in full the outstanding principal amount of two notes receivable made by the Company to affiliates of the partner, which loans have an aggregate outstanding principal amount of approximately $13.6 million. The Company has also agreed to acquire the remaining 10% of the partner’s interest in the joint venture. In connection with the acquisition of the remaining 10% of the partner’s interest in the joint venture, the Company will further subdivide Harbor Point Parcel 4 and cause the joint venture to deed a parcel to the partner to be further developed and pay the partner $3.5 million. In connection with the acquisition of the remaining 10% of the partner’s interest in the joint venture, the Company’s partner will be required to use up to $3.0 million of the proceeds to make a partial principal paydown of the construction loan that is secured by Harbor Point Parcel 3 and Harbor Point Parcel 4, and the Company will also make a partial paydown of the construction loan in the same amount as the Company’s partner.

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

Real Estate Financing Investments

Solis Gainesville II

On October 3, 2022, we entered into a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia (Solis Gainesville II). This project is located nearby our recently completed multifamily development project in Gainesville, The Everly. The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption or maturity on October 3, 2026, and it is accounted for as a note receivable. Our investment bore interest at a rate of 14.0% effective through the first 24 months of the investment. Beginning on October 3, 2024, the investment will bear interest at a rate of 10.0% for 12 months. On October 3, 2025, the investment will again bear interest at a rate of 14.0% through maturity. Additionally, the investment earns an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, effective January 1, 2023, and an equity fee on our commitment of $0.3 million, which is amortized through the date of redemption. Both the interest and unused commitment fee compound annually. The preferred equity investment is subject to a minimum interest guarantee of $5.9 million over the life of the investment, which represents approximately 24 months of interest.

On July 10, 2024, we signed an amendment to the operating agreement for the entity through which we own our real estate financing investment with respect to Solis Gainesville II to reduce the preference rate on the investment from 10% to 6% starting on January 1, 2025. We also received a call option to purchase a controlling interest in the entity that owns Solis Gainesville II at fair market value during the period from January 1, 2025 to December 31, 2025, which option also gives us a right of first refusal to buy the property during the same period.

The balance on the Solis Gainesville II note was $25.7 million as of March 31, 2025, which includes $5.8 million of

Table of Content
cumulative accrued interest, $0.4 million of cumulative accrued unused commitment fees and a discount of $0.1 million due to unamortized equity fees. During the three months ended March 31, 2025, we recognized $0.4 million of interest income on the note. As of March 31, 2025, this note was fully funded and the development property was approximately 84% leased.

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

The balance on the Solis Kennesaw note was $47.0 million as of March 31, 2025, which includes $6.6 million of cumulative accrued interest, $2.9 million of cumulative accrued unused commitment fees and a discount of $0.3 million due to unamortized equity fees. During the three months ended March 31, 2025, we recognized $1.4 million of interest income on the note.

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

The balance on the Solis Peachtree Corners note was $34.8 million as of March 31, 2025, which includes $4.5 million of cumulative accrued interest, $2.1 million of cumulative accrued unused commitment fees and a discount of $0.3 million due to unamortized equity fees. During the three months ended March 31, 2025, we recognized $1.2 million of interest income on the note.

The Allure at Edinburgh

On July 26, 2023, we entered into a $9.2 million preferred equity investment for the development of a multifamily property located in Chesapeake, Virginia ("The Allure at Edinburgh"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on January 16, 2028, and it is accounted for as a note receivable. Our investment bore interest at a rate of 15.0%, which did not compound. On February 3, 2025, The Allure at Edinburgh obtained a certificate of occupancy, resulting in the investment bearing interest at a rate of 10.0%. The common equity partner in the development property holds an option to sell the property to us at a predetermined amount if certain conditions are met. We also hold an option to purchase the property at any time prior to maturity of the preferred equity investment, and at the same predetermined amount as the common equity partner's option to sell.

The balance on The Allure at Edinburgh note was $11.5 million as of March 31, 2025, which includes $2.3 million of cumulative accrued interest. During the three months ended March 31, 2025, we recognized $0.3 million of interest income on the note. As of March 31, 2025, this note was fully funded.

Table of Content
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

The balance on the Solis North Creek note was $9.3 million as of March 31, 2025, which includes $0.4 million of cumulative accrued interest and $0.8 million of cumulative accrued unused commitment fees. During the three months ended March 31, 2025, we recognized $0.4 million of interest income on the note.

First Quarter 2025 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2025 and other recent developments:

•Net loss attributable to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $7.2 million, or $0.07 per diluted share, compared to net income attributable to common stockholders and OP Unitholders of $14.8 million, or $0.17 per diluted share, for the three months ended March 31, 2024.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $17.2 million, or $0.17 per diluted share, compared to $35.0 million, or $0.40 per diluted share, for the three months ended March 31, 2024. See "Non-GAAP Financial Measures."

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $25.6 million, or $0.25 per diluted share, compared to $29.4 million, or $0.33 per diluted share, for the three months ended March 31, 2024. See "Non-GAAP Financial Measures."

•As of March 31, 2025, weighted average stabilized portfolio occupancy was 95.7%. Retail occupancy was 94.5%, office occupancy was 97.5%, and multifamily occupancy was 95.0%.

•Positive spreads on renewals across all segments:
▪Retail 11.0% (GAAP) and 7.4% (Cash)
▪Office 23.3% (GAAP) and 3.7% (Cash)
▪Multifamily 2.6% (GAAP and Cash)

•Executed 31 commercial lease renewals and 11 new commercial leases during the first quarter for an aggregate of 313,002 of net rentable square feet.

•Office Same Store Net Operating Income "NOI" increased 9.2% on a GAAP basis compared to the quarter ended March 31, 2024.

•Third-party construction backlog as of March 31, 2025 was $80.4 million and construction gross profit for the first quarter was $1.4 million.

•During the first quarter of 2025, unrealized losses on non-designated interest rate derivatives that negatively affected FFO were $5.6 million. As of March 31, 2025, the value of the Company’s entire interest rate derivative portfolio, net of unrealized losses, was $13.1 million. These losses are excluded from normalized FFO.

Table of Content

•In January, the Company entered into an interest rate swap agreement with a notional of $150.0 million and a SOFR rate of 2.50%. The Company paid a $4.6 million premium for this transaction.

•On April 29, 2025, the Company entered into a binding term sheet with its partner for the Harbor Point Parcel 4 project, which sets forth the terms upon which the Company will acquire the remaining partnership interest of the partner in the joint venture that owns Harbor Point Parcel 4.

Segment Results of Operations

As of March 31, 2025, we operated our business in five segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Our general contracting and real estate services segment is conducted through our taxable REIT subsidiary ("TRS"). "NOI" is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues for our property segments, general contracting and real estate services revenues for our general contracting and real estate services segment, and interest income for our real estate financing segment. Segment expenses include rental expenses and real estate taxes for our property segments, general contracting and real estate services expenses for our general contracting and real estate services segment, and interest expense for our real estate financing segment. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate, construction and real estate financing businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Rental revenues	$24,752	$25,651	(899)
Property expenses	6,770	6,626	144
Segment NOI	$17,982	$19,025	(1,043)

Retail segment NOI for the three months ended March 31, 2025 decreased $1.0 million or 5.5%, compared to the three months ended March 31, 2024, primarily due to the dispositions of the Market at Mill Creek and the Nexton Square properties, partially offset by the commencement of operations at Southern Post Retail.

Retail Same Store Results

Retail same store results for the three months ended March 31, 2025 and 2024 exclude Southern Post Retail, Columbus Village II due to redevelopment, and the Market at Mill Creek and the Nexton Square due to their disposition in December 2024.

Table of Content
Retail same store rental revenues, property expenses, and NOI for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Rental revenues	$24,183	$23,557	$626
Property expenses	6,369	5,770	599
Same Store NOI	$17,814	$17,787	$27
Non-Same Store NOI	168	1,238	(1,070)
Segment NOI	$17,982	$19,025	$(1,043)

Retail same store NOI for the three months ended March 31, 2025 was materially consistent with the three months ended March 31, 2024.

Office Segment Data

Office rental revenues, property expenses, and NOI for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Rental revenues	$23,898	$21,878	$2,020
Property expenses	8,660	8,338	322
Segment NOI	$15,238	$13,540	$1,698

Office segment NOI for the three months ended March 31, 2025 increased $1.7 million or 12.5%, compared to the three months ended March 31, 2024, primarily due to the addition of new tenants at Wills Wharf, Thames Street Wharf, and The Interlock Office .

Office Same Store Results

Office same store results for the three months ended March 31, 2025 and 2024 exclude Southern Post Office.

Office same store rental revenues, property expenses, and NOI for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Rental revenues	$23,391	$21,878	$1,513
Property expenses	8,238	7,997	241
Same Store NOI	$15,153	$13,881	$1,272
Non-Same Store NOI	85	(341)	426
Segment NOI	$15,238	$13,540	$1,698

Office same store NOI for the three months ended March 31, 2025 increased $1.3 million or 9.2%, compared to the three months ended March 31, 2024, primarily due the addition of new tenants at Wills Wharf, Thames Street Wharf, and The Interlock Office.

Table of Content
Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Rental revenues	$15,151	$14,352	$799
Property expenses	6,131	5,566	565
Segment NOI	$9,020	$8,786	$234

Multifamily segment NOI for the three months ended March 31, 2025 was materially consistent with the three months ended March 31, 2024.

Multifamily Same Store Results

Multifamily same store results for the three months ended March 31, 2025 and 2024 exclude Chandler Residences.

Multifamily same store rental revenues, property expenses and NOI for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Rental revenues	$14,333	$14,352	$(19)
Property expenses	5,644	5,379	265
Same Store NOI	$8,689	$8,973	$(284)
Non-Same Store NOI	331	(187)	518
Segment NOI	$9,020	$8,786	$234

Multifamily same store NOI for the three months ended March 31, 2025 decreased $0.3 million, or 3.2%, compared to the three months ended March 31, 2024, primarily due to increase in utility expense at our Harbor Point properties in Baltimore, MD.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three months ended March 31, 2025 and 2024 were as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024	Change
General contracting and real estate services revenues	$46,614	$126,975	$(80,361)
General contracting and real estate services expenses	45,250	122,898	(77,648)
Segment gross profit	$1,364	$4,077	$(2,713)
Operating margin (1)	2.9%	3.2%	(0.3)%
________________________________________
(1)50% and 90% of gross profit attributable to our T. Rowe Price Global HQ and Allied | Harbor Point development projects, respectively, is not reflected within general contracting and real estate services revenues due to elimination. The Company is still entitled to receive cash proceeds in relation to the eliminated amounts. Prior to any gross profit eliminations attributable to these projects, operating margin was 3.1% for the three months ended March 31, 2025, and 3.5% for the three months ended March 31, 2024.

General contracting and real estate services segment gross profit for the three months ended March 31, 2025 decreased $2.7 million, compared to the three months ended March 31, 2024, primarily due to the substantial reduction in our backlog as previously executed projects were completed.

Table of Content

The changes in third party construction backlog for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning backlog	$123,784	$472,169
New contracts/change orders	3,322	(1,404)
Work performed	(46,683)	(127,359)
Ending backlog	$80,423	$343,406

As of March 31, 2025, we had $12.2 million in the backlog relating to the Harbor Point Parcel 3 and Harbor Point Parcel 4 developments in Baltimore.

Real Estate Financing Segment Data

Real estate financing interest income, interest expense, and gross profit for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Interest income	$3,736	$4,000	$(264)
Interest expense	1,714	1,332	382
Segment gross profit	$2,022	$2,668	$(646)
Operating margin	54.1%	66.7%	(12.6)%

Real estate financing gross profit for the three months ended March 31, 2025 decreased 24.2%, compared to the three months ended March 31, 2024, primarily due to decreased interest rates for the Solis Gainesville II and The Allure at Edinburgh investments and the redemption of Solis City Park II in July 2024, partially offset by higher principal balances across multiple investments.

Table of Content
Consolidated Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2025 and 2024 (unaudited, in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenues
Rental revenues	$63,801	$61,881	$1,920
General contracting and real estate services revenues	46,614	126,975	(80,361)
Interest income	4,228	4,626	(398)
Total revenues	114,643	193,482	(78,839)

Expenses
Rental expenses	15,624	14,605	1,019
Real estate taxes	5,937	5,925	12
General contracting and real estate services expenses	45,250	122,898	(77,648)
Depreciation and amortization	23,216	20,830	2,386
General and administrative expenses	7,386	5,874	1,512
Acquisition, development, and other pursuit costs	54	—	54
Total expenses	97,467	170,132	(72,665)
Operating income	17,176	23,350	(6,174)
Interest expense	(18,109)	(17,975)	(134)
Equity in loss of unconsolidated real estate entities	(1,913)	—	(1,913)
Change in fair value of derivatives and other	(1,210)	12,888	(14,098)
Unrealized credit loss provision	(22)	(83)	61
Other (expense) income, net	(75)	79	(154)
(Loss) income before taxes	(4,153)	18,259	(22,412)
Income tax provision	(190)	(534)	344
Net (loss) income	(4,343)	17,725	(22,068)
Net loss (income) attributable to noncontrolling interests in investment entities	3	(34)	37
Preferred stock dividends	(2,887)	(2,887)	—
Net (loss) income attributable to common stockholders and OP Unitholders	$(7,227)	$14,804	$(22,031)

Rental revenues for the three months ended March 31, 2025 increased $1.9 million, or 3.1%, compared to the three months ended March 31, 2024 as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Retail	$24,752	$25,651	$(899)
Office	23,898	21,878	2,020
Multifamily	15,151	14,352	799
	$63,801	$61,881	$1,920

Retail rental revenues for the three months ended March 31, 2025 decreased 3.5% compared to the three months ended March 31, 2024, primarily as a result of the dispositions of the Market at Mill Creek and Nexton Square properties.

Office rental revenues for the three months ended March 31, 2025 increased 9.2% compared to the three months ended March 31, 2024, primarily due to new tenants at Wills Wharf, Thames Street Wharf, and The Interlock Office.

Multifamily rental revenues for the three months ended March 31, 2025 increased 5.6%, compared to the three months ended March 31, 2024, as a result of the commencement of operations at Chandler Residences in the second quarter of 2024.

Table of Content

General contracting and real estate services revenues for the three months ended March 31, 2025 decreased $80.4 million compared to the three months ended March 31, 2024 due to the substantial reduction in our backlog as previously executed projects were completed.

Interest income for the three months ended March 31, 2025 decreased 8.6% compared to the three months ended March 31, 2024, primarily due to the payoff of the Solis City Park II investment in July 2024, as well as a decreased interest rate for Solis Gainesville II and The Allure at Edinburgh in 2025, partially offset by increased principal balances for other real estate financing investments.

Rental expenses for the three months ended March 31, 2025 increased $1.0 million or 7.0%, compared to the three months ended March 31, 2024 as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Retail	$4,460	$4,211	$249
Office	6,370	6,123	247
Multifamily	4,794	4,271	523
	$15,624	$14,605	$1,019

Retail rental expenses for the three months ended March 31, 2025 increased 5.9%, compared to the three months ended March 31, 2024, primarily due to the commencement of operations at Southern Post Retail, and increased repair and maintenance costs across the retail portfolio.

Office rental expenses for the three months ended March 31, 2025 increased 4.0% compared to the three months ended March 31, 2024, primarily as a result of the commencement of operations at Southern Post Office, and increased utility expense at Constellation Office and Thames Street Wharf.

Multifamily rental expenses for the three months ended March 31, 2025 increased 12.2% compared to the three months ended March 31, 2024, primarily as a result of the commencement of operations for Chandler Residences, and increased utility expense at 1305 Dock Street and 1405 Point Street.

Real estate taxes for the three months ended March 31, 2025 is materially consistent with the three months ended March 31, 2024 as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Retail	$2,310	$2,415	$(105)
Office	2,290	2,215	75
Multifamily	1,337	1,295	42
	$5,937	$5,925	$12

Retail real estate taxes for the three months ended March 31, 2025 decreased 4.3% compared to the three months ended March 31, 2024, primarily due to the dispositions of the Market at Mill Creek and Nexton Square properties.

Office real estate taxes for the three months ended March 31, 2025 increased 3.4% compared to the three months ended March 31, 2024, primarily due to the commencement of operations at Southern Post Office and increased assessment at Constellation Office.

Multifamily real estate taxes for the three months ended March 31, 2025 increased 3.2% compared to the three months ended March 31, 2024, primarily due to the commencement of operations at Chandler Residences.

General contracting and real estate services expenses for the three months ended March 31, 2025 decreased $77.6 million compared to the three months ended March 31, 2024 primarily due to the substantial reduction in our backlog as previously executed projects were completed.

Table of Content
Depreciation and amortization for the three months ended March 31, 2025 increased 11.5%, compared to the three months ended March 31, 2024, primarily due to the commencement of operations at Southern Post Retail, Southern Post Office, and Chandler Residences in the third quarter of 2024, partially offset by the dispositions of the Market at Mill Creek and Nexton Square in December 2024.
General and administrative expenses for the three months ended March 31, 2025 increased 25.7% compared to the three months ended March 31, 2024, primarily due to increased professional fees and the one-time acceleration of the former Chief Executive Officer's performance award for the prior year.

Acquisition, development, and other pursuit costs for the three months ended March 31, 2025 were immaterial. There was not any acquisition, development, and other pursuit costs for the three months ended March 31, 2024.

Interest expense for the three months ended March 31, 2025 is materially consistent with the three months ended March 31, 2024.

Equity in loss of unconsolidated real estate entities for the three months ended March 31, 2025 relates to the commencement of operations at Harbor Point Parcel 3 and Harbor Point Parcel 4 in the first quarter of 2025 and the fourth quarter of 2024, respectively.

The change in fair value of derivatives and other for the three months ended March 31, 2025 includes a decrease in interest receipts for non-designated derivatives due to decreased interest rates, and a decrease in the fair value of our derivative instruments due to decreases in forward SOFR (the Secured Overnight Financing Rate).

Changes in unrealized credit loss provision for the three months ended March 31, 2025 were immaterial.

Changes in other (expense) income, net for the three months ended March 31, 2025 were immaterial.

Income tax provision for the three months ended March 31, 2025 and 2024 was primarily attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS.

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

As of March 31, 2025, we had unrestricted cash and cash equivalents of $45.7 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $2.9 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of March 31, 2025, we had $160.4 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $8.6 million of available borrowings under our construction loans to fund development activities. During the three months ended March 31, 2025, we increased outstanding borrowings on our revolving credit facility by $21.0 million.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. We continue to implement this transformation in the current fiscal year. As of March 31, 2025, unsecured

Table of Content
debt represented 56.5% of our total borrowings compared to 54.8% as of March 31, 2024.

As of March 31, 2024, we had $129.4 million in loans that will mature during the remainder of 2025 for which we plan to repay with borrowings under our outstanding credit facility (as defined below) or to extend the maturity through available extension options.

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

During the three months ended March 31, 2025, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of May 5, 2025.

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

During the three months ended March 31, 2025, we did not repurchase any shares of common stock or Series A Preferred Stock. As of March 31, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $326.4 million, as of March 31, 2025.

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

Table of Content
Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2025 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date (b)	Balance at Maturity
Secured Debt
Red Mill South	4,413		3.57%	3.57%	(c)	May 1, 2025	$4,383
The Everly	30,000	SOFR+	1.50%	5.83%		December 20, 2025	30,000
Encore Apartments & 4525 Main Street	51,854		2.93%	2.93%		February 10, 2026	50,726
Southern Post	65,047	SOFR+	2.25%	6.58%		August 25, 2026	65,047
Thames Street Wharf	66,103	SOFR+	1.30%	2.33%	(d)	September 30, 2026	64,072
Constellation Energy Building	175,000	SOFR+	1.50%	5.95%		November 1, 2026	175,000
Liberty	20,150	SOFR+	1.50%	4.93%	(d)	September 27, 2027	19,230
Greenbrier Square	19,086		3.74%	3.74%		October 10, 2027	18,049
Lexington Square	13,214		4.50%	4.50%		September 1, 2028	12,044
Red Mill North	3,810		4.73%	4.73%		December 31, 2028	3,295
Premier Apartments and Retail	29,415		5.53%	5.53%		December 1, 2029	29,415
Greenside Apartments	30,118		3.17%	3.17%		December 15, 2029	26,095
Smith's Landing	13,327		4.05%	4.05%		June 1, 2035	384
The Edison	14,669		5.30%	5.30%		December 1, 2044	100
The Cosmopolitan	39,230		3.35%	3.35%		July 1, 2051	187
Total Secured Debt	$575,436						$498,027
Unsecured Debt
TD Unsecured Term Loan	$95,000	SOFR+	1.35%-1.90%	4.70%	(d)(e)	May 19, 2025	$95,000
Senior Unsecured Revolving Credit Facility	161,000	SOFR+	1.30%-1.85%	6.42%		January 22, 2027	161,000
Senior Unsecured Revolving Credit Facility (Fixed)	5,000	SOFR+	1.30%-1.85%	4.80%	(d)	January 22, 2027	5,000
M&T Unsecured Term Loan	35,000	SOFR+	1.25%-1.80%	6.22%		March 8, 2027	35,000
M&T Unsecured Term Loan (Fixed)	100,000	SOFR+	1.25%-1.80%	4.90%	(d)	March 8, 2027	100,000
Senior Unsecured Term Loan	271,000	SOFR+	1.25%-1.80%	6.22%		January 21, 2028	271,000
Senior Unsecured Term Loan (Fixed)	79,000	SOFR+	1.25%-1.80%	4.83%	(d)	January 21, 2028	79,000
Total Unsecured Debt	746,000						746,000
Total Principal Balances	$1,321,436						$1,244,027
Other notes payable(f)	6,115
Unamortized GAAP Adjustments	(6,999)
Indebtedness, Net	$1,320,552
_______________________________________
(a) SOFR is determined by individual lenders.
(b) Does not reflect the effect of any maturity extension options.
(c) On May 1, 2025, we repaid the $4.4 million mortgage payable secured by the Red Mill South property.
(d) Includes debt subject to interest rate swap locks.
(e) The Company intends to exercise the one-year extension option.
(f) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 38-year remaining lease term.

As of March 31, 2025, we were in compliance with all loan covenants on our outstanding indebtedness.
As of March 31, 2025, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)(3)	Amount Due	Percentage of Total
2025 (excluding the three months ended March 31, 2025)	$134,825	10%
2026	360,513	27%
2027	342,817	26%
2028	369,322	28%
2029	59,167	5%
Thereafter	54,792	4%
Total	$1,321,436	100%

Table of Content
________________________________________
(1) Does not reflect the effect of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.
(3) Debt principal payments and maturities exclude increased ground lease payments at 1405 Point which are classified as a note payable in our consolidated balance sheets.

Interest Rate Derivatives

As of March 31, 2025, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Harbor Point Parcel 3 senior construction loan	$90,000	1-month SOFR	(a)	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	1-month SOFR	(b)	2.75%	4.25%	10/1/2023	10/1/2025
Harbor Point Parcel 4 senior construction loan	100,000	1-month SOFR	(c)	2.75%	5.12%	11/01/2023	11/01/2025
Floating rate pool of loans	300,000	1-month SOFR	(d)	2.75%	4.25%	12/01/2023	12/01/2025
Revolving credit facility and TD unsecured term loan	100,000	Daily SOFR	(e)	3.20%	4.70%	05/19/2023	5/19/2026
Thames Street Wharf loan	65,294	Daily SOFR	(f)	0.93%	2.33%	09/30/2021	9/30/2026
Floating rate pool of loans	150,000	1-month SOFR	(g)	2.50%	4.00%	01/02/2025	1/01/2027
M&T unsecured term loan	100,000	1-month SOFR	(f)	3.50%	4.90%	12/06/2022	12/06/2027
Liberty Retail & Apartments loan	21,000	1-month SOFR	(h)	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,484	1-month SOFR	(h)	3.43%	4.83%	12/13/2022	1/21/2028
Total	$1,335,778
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
(f) Designated as a cash flow hedge.
(g) On January 3, 2025, the Company entered into an interest rate swap agreement with a notional of $150.0 million and a SOFR rate of 2.50%. The interest rate swap will expire on January 1, 2027. We paid a $4.6 million premium for this transaction.
(h) We novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024, and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid, the $67.9 million swap on the senior unsecured loan increased to $79.0 million.

Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of March 31, 2025, we had an outstanding guarantee liability of less than $0.1 million related to the $32.9 million guarantee of the senior loan secured by Harbor Point Parcel 4.

In connection with our Harbor Point Parcel 3 unconsolidated joint venture, we are responsible for providing a completion guarantee to the lender for this project.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of March 31, 2025, our off-balance sheet arrangements consisted of $29.6 million of unfunded commitments of our notes receivable. These unfunded commitments consist of $21.1 million of unfunded principal and $8.5 million of unfunded contingency. We consider

Table of Content
the probability of contingency funding to be remote. We have recorded a $0.4 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Operating activities	$107	$46,486	$(46,379)
Investing activities	(21,488)	(40,946)	19,458
Financing activities	(2,275)	8,155	(10,430)
Net increase (decrease)	$(23,656)	$13,695	$(37,351)
Cash, cash equivalents, and restricted cash, beginning of period	$72,223	$30,166
Cash, cash equivalents, and restricted cash, end of period	$48,567	$43,861

During the three months ended March 31, 2025, net cash provided by operating activities decreased $46.4 million compared to the three months ended March 31, 2024, primarily due to timing of payments for construction projects.

During the three months ended March 31, 2025, net cash used in investing activities decreased $19.5 million compared to the three months ended March 31, 2024, primarily due to because of less investment in development, including our equity method investments and notes receivable, partially offset by higher investments in tenant and building improvements and a payment to purchase an interest rate derivative.

During the three months ended March 31, 2025, net cash provided by financing activities decreased $10.4 million compared to the three months ended March 31, 2024, primarily due to decreased net loan borrowings.

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

Table of Content
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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three months ended March 31, 2025 and 2024 to net income, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share and unit amounts)
Net (loss) income attributable to common stockholders and OP Unitholders	$(7,227)	$14,804
Depreciation and amortization, net(1)	24,400	20,215
FFO attributable to common stockholders and OP Unitholders	17,173	35,019
Acquisition, development, and other pursuit costs	54	—
Accelerated amortization of intangible assets and liabilities	(169)	—
Unrealized credit loss provision	22	83
Amortization of right-of-use assets - finance leases	395	395
Decrease (increase) in fair value of derivatives not designated as cash flow hedges	5,627	(6,510)
Stock compensation normalization(2)	2,110	—
Amortization of interest rate derivatives on designated cash flow hedges	383	260
Severance related costs	13	167
Normalized FFO available to common stockholders and OP Unitholders	$25,608	$29,414
Net (loss) income attributable to common stockholders and OP Unitholders per diluted share and unit	$(0.07)	$0.17
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.17	$0.40
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.25	$0.33
Weighted average common shares and units - diluted	101,570	88,451
________________________________________

(1) The adjustment for depreciation and amortization excludes amortization of above and below-market ground lease assets. The adjustment for depreciation and amortization for the three months ended March 31, 2025 and 2024 excludes $0.2 million and $0.2 million, respectively of depreciation attributable to our partners.

(2) Accounts for the double-issuance of stock compensation due to a modification in the structure of executive compensation grants, removing the impact of grants in the current year that are related to the prior year's performance. New grants are now issued in the year in which performance relates. Adjustment also removes impact of a one-time acceleration of 100% of stock compensation awarded to our former Chief Executive Officer in relation to prior year performance. This adjustment accounts for the duplicate expense, but does not adjust for the double issuance of shares.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon then-currently available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2024.

Table of Content
Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk since December 31, 2024. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosure set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2025, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of OP Units in the Operating Partnership may tender their OP Units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of our common stock at the time of redemption or, at our option and sole discretion, for shares of common stock on a one-for-one basis. During the three months ended March 31, 2025, we elected to satisfy certain redemption requests by issuing a total of 264,618 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

We did not repurchase any common stock or Series A Preferred Stock under the Share Repurchase Program for the three months ended March 31, 2025. As of March 31, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

During the three months ended March 31, 2025, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"). The following table summarizes all of these repurchases during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	41,242	$10.23	N/A	N/A
February 1, 2025 through February 28, 2025	—	—	N/A	N/A
March 1, 2025 through March 31, 2025	134,220	9.15	N/A	N/A
Total	175,462	$9.40
(1)The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the Amended Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

Item 3.    Defaults on Senior Securities

None.

Table of Content

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Table of Content
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: May 9, 2025	/s/ Shawn J. Tibbetts
Shawn J. Tibbetts
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 9, 2025	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)