Form 10-Q
period 2025-06-30
Armada Hoffler Properties, Inc.
filed 2025-08-07
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
☐ Yes     ☒  No
As of August 1, 2025, the registrant had 80,158,804 shares of common stock, $0.01 par value per share, outstanding. In addition, as of August 1, 2025, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 23,505,619 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

Table of Content
ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

Table of Content
PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$2,435,640	$2,173,787
Held for development	5,683	5,683
Construction in progress	24,095	17,515
	2,465,418	2,196,985
Accumulated depreciation	(487,686)	(451,907)
Net real estate investments	1,977,732	1,745,078
Real estate investments held for sale	4,800	4,800
Cash and cash equivalents	52,111	70,642
Restricted cash	2,490	1,581
Accounts receivable, net	53,993	52,860
Notes receivable, net	139,773	132,565
Construction receivables, including retentions, net	47,135	84,624
Construction contract costs and estimated earnings in excess of billings	2,990	6
Equity method investments	47,335	158,151
Operating lease right-of-use assets	22,727	22,841
Finance lease right-of-use assets	88,262	88,986
Acquired lease intangible assets	83,492	89,739
Other assets	53,832	60,990
Total Assets	$2,576,672	$2,512,863
LIABILITIES AND EQUITY
Indebtedness, net	$1,446,820	$1,295,559
Accounts payable and accrued liabilities	34,107	38,840
Construction payables, including retentions	59,377	104,495
Billings in excess of construction contract costs and estimated earnings	6,664	5,871
Operating lease liabilities	31,284	31,365
Finance lease liabilities	93,086	92,646
Other liabilities	44,543	54,418
Total Liabilities	1,715,881	1,623,194

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of June 30, 2025 and December 31, 2024	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 80,160,250 and 79,695,938 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	804	797
Additional paid-in capital	722,732	714,640
Distributions in excess of earnings	(243,695)	(218,623)
Accumulated other comprehensive income	1,079	2,737
Total stockholders’ equity	652,005	670,636
Noncontrolling interests in investment entities	8,735	9,180
Noncontrolling interests in Operating Partnership	200,051	209,853
Total Equity	860,791	889,669
Total Liabilities and Equity	$2,576,672	$2,512,863

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenues	$65,147	$63,265	$128,948	$125,146
General contracting and real estate services revenues	31,976	116,839	78,590	243,814
Interest income	4,140	4,632	8,368	9,258
Total revenues	101,263	184,736	215,906	378,218

Expenses
Rental expenses	16,077	15,087	31,701	29,692
Real estate taxes	6,590	5,886	12,527	11,811
General contracting and real estate services expenses	30,592	112,500	75,842	235,398
Depreciation and amortization	21,752	21,183	44,968	42,013
General and administrative expenses	5,998	4,503	13,384	10,377
Acquisition, development, and other pursuit costs	286	5,528	340	5,528
Impairment charges	—	1,494	—	1,494
Total expenses	81,295	166,181	178,762	336,313
Operating income	19,968	18,555	37,144	41,905
Interest expense	(21,271)	(21,227)	(39,380)	(39,202)
Equity in loss of unconsolidated real estate entities	(322)	—	(2,235)	—
Gain on consolidation of real estate entities	6,915	—	6,915	—
Change in fair value of derivatives and other	648	4,398	(562)	17,286
Unrealized credit loss release	209	228	187	145
Other income (expense), net	3	79	(72)	158
Income before taxes	6,150	2,033	1,997	20,292
Income tax benefit	567	1,246	377	712
Net income	6,717	3,279	2,374	21,004
Net loss (income) attributable to noncontrolling interests:
Investment entities	77	(17)	80	(51)
Operating Partnership	(845)	(90)	690	(3,708)
Net income attributable to Armada Hoffler Properties, Inc.	5,949	3,172	3,144	17,245
Preferred stock dividends	(2,887)	(2,887)	(5,774)	(5,774)
Net income (loss) attributable to common stockholders	$3,062	$285	$(2,630)	$11,471
Net income (loss) attributable to common stockholders per share (basic and diluted)	$0.04	$—	$(0.03)	$0.17
Weighted-average common shares outstanding (basic and diluted)	80,154	67,106	80,073	66,972

Comprehensive (loss) income:
Net income	$6,717	$3,279	$2,374	$21,004
Unrealized cash flow hedge (losses) gains	(366)	984	(1,416)	4,538
Realized cash flow hedge gains reclassified to net income (loss)	(311)	(1,398)	(624)	(5,040)
Comprehensive income	6,040	2,865	334	20,502
Comprehensive loss (income) attributable to noncontrolling interests:
Investment entities	50	(17)	12	(12)
Operating Partnership	(693)	11	1,140	(3,595)
Comprehensive income attributable to Armada Hoffler Properties, Inc.	$5,397	$2,859	$1,486	$16,895
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital		Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2024	$171,085	$797	$714,640		$(218,623)	$2,737	$670,636	$9,180	$209,853	$889,669
Net loss	—	—	—		(2,805)	—	(2,805)	(3)	(1,535)	(4,343)
Unrealized cash flow hedge losses	—	—	—		—	(827)	(827)	—	(223)	(1,050)
Realized cash flow hedge gains (losses) reclassified to net loss	—	—	—		—	(279)	(279)	41	(75)	(313)
Net costs from issuance of common stock	—	—	(14)		—	—	(14)	—	—	(14)
Net costs of issuance of common stock	—	—	—		—	—	—	—	—	—
Restricted stock awards, net	—	5	2,254		—	—	2,259	—	—	2,259
Redemption of operating partnership units	—	3	2,525		—	—	2,528	—	(2,532)	(4)
Distributions to noncontrolling interests	—	—	—			—	—	(301)	—	(301)
Dividends declared on preferred stock	—	—	—		(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.140 per share and unit)	—	—	—		(11,220)	—	(11,220)	—	(3,044)	(14,264)
Balance, March 31, 2025	$171,085	$805	$719,405		$(235,535)	$1,631	$657,391	$8,917	$202,444	$868,752
Net income (loss)	—	—	—		5,949	—	5,949	(77)	845	6,717
Unrealized cash flow hedge losses	—	—	—		—	(287)	(287)	—	(79)	(366)
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—		—	(265)	(265)	30	(76)	(311)
Net costs from issuance of common stock	—	—	(52)		—	—	(52)	—	—	(52)
Restricted stock awards, net	—	(1)	1,365		—	—	1,364	—	—	1,364
Non-controlling interest recognized upon consolidation	—	—	—		—	—	—	36,323	—	36,323
Acquisition of noncontrolling interest in real estate entity	—	—	2,014		—	—	2,014	(36,323)	—	(34,309)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(135)	—	(135)
Dividends declared on preferred stock	—	—	—		(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.140 per share and unit)	—	—	—		(11,222)	—	(11,222)	—	(3,083)	(14,305)
Balance, June 30, 2025	$171,085	$804	$722,732		$(243,695)	$1,079	$652,005	$8,735	$200,051	$860,791

Table of Content

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2023	$171,085	$668	$580,687	$(184,724)	$4,906	$572,622	$9,986	$222,570	$805,178
Net income	—	—	—	14,073	—	14,073	34	3,618	17,725
Unrealized cash flow hedge gains	—	—	—	—	2,664	2,664	29	861	3,554
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,700)	(2,700)	(68)	(874)	(3,642)
Net costs from issuance of common stock	—	—	(10)	—	—	(10)	—	—	(10)
Restricted stock awards, net	—	2	1,394	—	—	1,396	—	—	1,396
Redemption of operating partnership units	—	—	(22)	—	—	(22)	—	(96)	(118)
Distributions to noncontrolling interests	—	—	—	—	—	—	(336)	—	(336)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(13,733)	—	(13,733)	—	(4,450)	(18,183)
Balance, March 31, 2024	$171,085	$670	$582,049	$(187,271)	$4,870	$571,403	$9,645	$221,629	$802,677
Net income	—	—	—	3,172	—	3,172	17	90	3,279
Unrealized cash flow hedge gains	—	—	—	—	743	743	—	241	984
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(1,056)	(1,056)	—	(342)	(1,398)
Net proceeds from issuance of common stock	—	4	4,259	—	—	4,263	—	—	4,263
Restricted stock awards, net	—	—	809	—	—	809	—	—	809
Distributions to noncontrolling interests	—	—	—	—	—	—	(151)	—	(151)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(13,713)	—	(13,713)	—	(4,457)	(18,170)
Balance, June 30, 2024	$171,085	$674	$587,117	$(200,699)	$4,557	$562,734	$9,511	$217,161	$789,406
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	2,374	$21,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	35,645	31,997
Amortization of leasing costs, in-place lease intangibles, and right-of-use assets	9,323	10,016
Accrued straight-line rental revenue	(4,802)	(3,119)
Amortization of leasing incentives and above or below-market rents	(971)	(801)
Accrued straight-line ground rent expense	(28)	18
Unrealized credit loss release	(187)	(145)
Adjustment for uncollectible lease accounts	2,305	1,235
Noncash stock compensation	4,826	2,936
Noncash acquisition, development, and other pursuit costs	—	5,528
Impairment charges	—	1,494
Noncash interest expense	2,795	2,062
Gain on consolidation of real estate entities	(6,915)	—
Change in fair value of derivatives and other	9,472	(4,560)
Adjustment for receipts on off-market interest rate derivatives	(10,374)	(13,006)
Equity in loss of unconsolidated real estate entities	2,235	—
Changes in operating assets and liabilities:
Property assets	23	(1,433)
Property liabilities	(10,501)	(1,646)
Construction assets	36,316	21,209
Construction liabilities	(52,565)	(565)
Interest receivable	(7,761)	(8,344)
Net cash provided by operating activities	11,210	63,880
INVESTING ACTIVITIES
Development of real estate investments	2,553	(19,606)
Tenant and building improvements	(27,034)	(11,436)
Notes receivable issuances	(12,911)	(21,872)
Payments to purchase off-market interest rate derivatives	(4,577)	—
Receipts on off-market interest rate derivatives	10,374	13,006
Leasing costs	(1,270)	(2,690)
Leasing incentives	(9)	—
Contributions to equity method investments	(6,108)	(10,584)
Net cash used for investing activities	(38,982)	(53,182)
FINANCING ACTIVITIES
(Costs)/proceeds from issuance of common stock, net	(66)	4,253
Common shares tendered for tax withholding	(1,374)	(980)
Debt issuances, credit facility, and construction loan borrowings	162,904	164,095
Debt and credit facility repayments, including principal amortization	(99,812)	(143,739)
Debt issuance costs	(1,620)	(1,001)
Cash paid on extinguishment of debt	(4,413)	—
Acquisition of non-controlling interest in consolidated real estate investments	(4,200)	—
Redemption of operating partnership units	(4)	(118)
Distributions to noncontrolling interests	(436)	(487)
Dividends and distributions	(40,829)	(41,190)
Net cash provided by (used for) financing activities	10,150	(19,167)
Net decrease in cash, cash equivalents, and restricted cash	(17,622)	(8,469)
Cash, cash equivalents, and restricted cash, beginning of period	72,223	30,166
Cash, cash equivalents, and restricted cash, end of period (1)	$54,601	$21,697
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosures (noncash transactions):
Cash paid for interest	$32,908	$34,765
(Decrease) increase in dividends and distributions payable	$(6,486)	$937
Increase in accrued capital improvements and development costs	558	5,569
Operating Partnership units redeemed for common shares	2,528	(22)
Acquisitions of noncontrolling interests	16,653	—
Notes receivable redeemed for acquisition of non-controlling interests	13,335	—
Equity method investment redeemed due to consolidation	114,689	—

(1) The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$52,111	$20,306
Restricted cash (a)	2,490	1,391
Cash, cash equivalents, and restricted cash	$54,601	$21,697
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

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of June 30, 2025, owned 77.3% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly-owned subsidiaries thereof. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock and certain related formation transactions on May 13, 2013.

As of June 30, 2025, the Company's stabilized operating portfolio consisted of the following properties:

Property	Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
4525 Main Street Retail*	Virginia Beach, Virginia	100%
4621 Columbus Retail*	Virginia Beach, Virginia	100%
Columbus Village*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
The Cosmopolitan Retail*	Virginia Beach, Virginia	100%
Two Columbus Retail*	Virginia Beach, Virginia	100%
West Retail*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Retail*	Baltimore, Maryland	90%
Point Street Retail*	Baltimore, Maryland	100%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail	Newport News, Virginia	65%	(1)
Delray Beach Plaza	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%
Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%
Parkway Centre	Moultrie, Georgia	100%

Table of Content

Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Southeast Sunbelt
Chronicle Mill Retail	Belmont, North Carolina	85%	(1)
North Hampton Market	Taylors, South Carolina	100%
One City Center Retail*	Durham, North Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza Retail	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Liberty Retail	Newport News, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%
The Edison Retail	Richmond, Virginia	100%

Office
Town Center of Virginia Beach
249 Central Park Office*	Virginia Beach, Virginia	100%
4525 Main Street Office*	Virginia Beach, Virginia	100%
4605 Columbus Office*	Virginia Beach, Virginia	100%
Armada Hoffler Tower*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus Office*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Office	Belmont, North Carolina	85%	(1)
One City Center Office*	Durham, North Carolina	100%
Providence Plaza Office	Charlotte, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic
Brooks Crossing Office	Newport News, Virginia	100%

Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, Virginia	100%

Table of Content

Premier Apartments*	Virginia Beach, Virginia	100%
The Cosmopolitan*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, Maryland	90%
1405 Point*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Apartments	Belmont, North Carolina	85%	(1)
The Everly	Gainesville, Georgia	100%
Chandler Residences*	Roswell, Georgia	100%
Mid-Atlantic
The Edison	Richmond, Virginia	100%
Liberty Apartments	Newport News, Virginia	100%
Smith's Landing	Blacksburg, Virginia	100%
________________________________________
*Represents a property located within a mixed-use community.
(1) The Company is entitled to a preferred return on its investment in this property.

As of June 30, 2025, the following properties were under development, under redevelopment, or unstabilized:

Development, Not Stabilized	Segment	Location	Ownership
Southern Post Retail	Retail*	Roswell, Georgia	100%
Southern Post Office	Office*	Roswell, Georgia	100%
Allied | Harbor Point Retail	Retail*	Baltimore, Maryland	100%
Allied | Harbor Point Office Garage	Office*	Baltimore, Maryland	100%
Allied | Harbor Point	Multifamily*	Baltimore, Maryland	100%

Redevelopment or impacted by significant disruptive events	Segment	Location	Ownership
Columbus Village II	Retail*	Virginia Beach, Virginia	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
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

Table of Content
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

Segments

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance across the enterprise. Segment information is prepared on the same basis that the CODM reviews information for operational decision-making purposes. The CODM evaluates the performance of each of the Company’s properties and real estate ventures individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. The Company operates in five business segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. The Company’s general contracting and real estate services business develops and builds properties for its own account and also provides construction and development services to both related and third parties. The Company's real estate financing segment includes the Company's real estate financing loans and preferred equity investments on development projects. The Company's CODM has been identified to collectively include the Chief Executive Officer and the Chief Financial Officer for the three and six months ended June 30, 2025.

Reclassifications

For the three and six months ended June 30, 2024, the Company reclassified amortization of right-of-use assets - finance leases of $0.4 million and $0.8 million, respectively, from its separate financial statement line item to be included within depreciation and amortization. As a result, depreciation and amortization for the three and six months then ended increased similarly, compared to previous reporting. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

Table of Content
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

Table of Content
The following tables set forth financial information by segment for the three and six months ended June 30, 2025 and 2024 (in thousands) and includes a reconciliation of the primary measure of segment profit (NOI) to net income (loss):

	For the Three Months Ended June 30, 2025
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (1)	Total
Revenues
Rental revenues	$24,816	$24,392	$15,939	$—	$—	$—	$65,147
General contracting and real estate services revenues (2)	—	—	—	31,976	—	—	31,976
Interest income (real estate financing segment)	—	—	—	—	3,673	467	4,140
Total revenues	24,816	24,392	15,939	31,976	3,673	467	101,263
Expenses
Rental expenses (3)	4,244	6,268	5,565	—	—	—	16,077
Real estate taxes	2,259	2,678	1,653	—	—	—	6,590
General contracting and real estate services expenses (2)	—	—	—	30,592	—	—	30,592
Interest expense (real estate financing segment) (4)	—	—	—	—	1,927	—	1,927
Total segment operating expenses	6,503	8,946	7,218	30,592	1,927	—	55,186
Segment net operating income	18,313	15,446	8,721	1,384	1,746	467	46,077
Interest income (excluding real estate financing segment)	9	12	44	—	—	(65)	—
Depreciation and amortization	(7,772)	(8,517)	(5,396)	—	—	(67)	(21,752)
General and administrative expenses	—	—	—	—	—	(5,998)	(5,998)
Acquisition, development, and other pursuit costs	—	—	—	(257)	—	(29)	(286)
Interest expense (excluding real estate financing segment) (5)	(7,287)	(7,850)	(4,207)	—	—	—	(19,344)
Equity in loss of unconsolidated real estate entities	(33)	212	(501)	—	—	—	(322)
Gain on consolidation of real estate entities	421	2,888	3,606	—	—	—	6,915
Change in fair value of derivatives and other	109	291	144	—	104	—	648
Unrealized credit loss provision	—	—	—	—	(33)	242	209
Other income (expense), net	4	(2)	—	—	—	1	3
Income tax provision	—	—	—	567	—	—	567
Net income (loss)	$3,764	$2,480	$2,411	$1,694	$1,817	$(5,449)	$6,717

Table of Content

	For the Three Months Ended June 30, 2024
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (a)	Total
Revenues
Rental revenues	$26,094	$22,870	$14,301	$—	$—	$—	$63,265
General contracting and real estate services revenues (b)	—	—	—	116,839	—	—	116,839
Interest income (real estate financing segment)	—	—	—	—	3,966	666	4,632
Total revenues	26,094	22,870	14,301	116,839	3,966	666	184,736
Expenses
Rental expenses (c)	4,394	5,956	4,737	—	—	—	15,087
Real estate taxes	2,420	2,135	1,331	—	—	—	5,886
General contracting and real estate services expenses	—	—	—	112,500	—	—	112,500
Interest expense (real estate financing segment)	—	—	—	—	1,767	—	1,767
Total segment operating expenses	6,814	8,091	6,068	112,500	1,767	—	135,240
Segment net operating income	19,280	14,779	8,233	4,339	2,199	666	49,496
Interest income (excluding real estate financing segment)	25	—	27	—	—	(52)	—
Depreciation and amortization	(9,044)	(8,346)	(3,670)	—	—	(123)	(21,183)
General and administrative expenses	—	—	—	—	—	(4,503)	(4,503)
Acquisition, development, and other pursuit costs	—	(5,528)	—	—	—	—	(5,528)
Impairment charges	—	(1,494)	—	—	—	—	(1,494)
Gain (loss) on real estate dispositions, net	—	—	—	—	—	—	—
Interest expense	(7,586)	(7,165)	(4,709)	—	—	—	(19,460)
Equity in loss of unconsolidated real estate entities	—	—	—	—	—	—	—
Gain (loss) on consolidation of real estate entities	—	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—	—
Change in fair value of derivatives and other	1,499	1,135	416	—	562	786	4,398
Unrealized credit loss (release) provision	—	—	—	—	227	1	228
Other (expense) income, net	36	22	—	—	—	21	79
Income tax (benefit) provision	—	1,634	—	(388)	—	—	1,246
Net income (loss)	$4,210	$(4,963)	$297	$3,951	$2,988	$(3,204)	$3,279

Table of Content

	For the Six Months Ended June 30, 2025
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (1)	Total
Revenues
Rental revenues	$49,568	$48,290	$31,090	$—	$—	$—	$128,948
General contracting and real estate services revenues (2)	—	—	—	78,590	—	—	78,590
Interest income (real estate financing segment)	—	—	—	—	$7,409	959	8,368
Total revenues	49,568	48,290	31,090	78,590	7,409	959	215,906
Expenses
Rental expenses (3)	8,704	12,638	10,359	—	—	—	31,701
Real estate taxes	4,569	4,968	2,990	—	—	—	12,527
General contracting and real estate services expenses (2)	—	—	—	75,842	—	—	75,842
Interest expense (real estate financing segment) (4)	—	—	—	—	3,641	—	3,641
Total segment operating expenses	13,273	17,606	13,349	75,842	3,641	—	123,711
Segment net operating income	36,295	30,684	17,741	2,748	3,768	959	92,195
Interest income (excluding real estate financing segment)	21	12	83	—	—	(116)	—
Depreciation and amortization	(16,576)	(18,085)	(10,049)	—	—	(258)	(44,968)
General and administrative expenses	—	—	—	—	—	(13,384)	(13,384)
Acquisition, development, and other pursuit costs	—	—	—	(257)	—	(83)	(340)
Interest expense (excluding real estate financing segment) (5)	(12,963)	(14,309)	(8,467)	—	—	—	(35,739)
Equity in loss of unconsolidated real estate entities	(142)	(1,094)	(999)	—	—	—	(2,235)
Gain on consolidation of real estate entities	421	2,888	3,606	—	—	—	6,915
Change in fair value of derivatives and other	(362)	12	(109)	—	(103)	—	(562)
Unrealized credit loss release	—	—	—	—	(55)	242	187
Other income (expense), net	5	(1)	14	—	—	(90)	(72)
Income tax benefit	—	—	—	377	—	—	377
Net income (loss)	6,699	107	1,820	2,868	3,610	(12,730)	2,374

Table of Content

	For the Six Months Ended June 30, 2024
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (1)	Total
Revenues
Rental revenues	$51,745	$44,748	$28,653	$—	$—	$—	$125,146
General contracting and real estate services revenues (2)	—	—	—	243,814	—	—	243,814
Interest income (real estate financing segment)	—	—	—	—	$7,966	1,292	9,258
Total revenues	51,745	44,748	28,653	243,814	7,966	1,292	378,218
Expenses
Rental expenses (3)	8,605	12,079	9,008	—	—	—	29,692
Real estate taxes	4,835	4,350	2,626	—	—	—	11,811
General contracting and real estate services expenses (2)	—	—	—	235,398	—	—	235,398
Interest expense (real estate financing segment) (4)	—	—	—	—	3,099	—	3,099
Total segment operating expenses	13,440	16,429	11,634	235,398	3,099	—	280,000
Segment net operating income	38,305	28,319	17,019	8,416	4,867	1,292	98,218
Interest income (excluding real estate financing segment)	43	—	39	—	—	(82)	—
Depreciation and amortization	(17,818)	(16,475)	(7,453)	—	—	(267)	(42,013)
General and administrative expenses	—	—	—	—	—	(10,377)	(10,377)
Acquisition, development, and other pursuit costs	—	(5,528)	—	—	—	—	(5,528)
Impairment charges	—	(1,494)	—	—	—	—	(1,494)
Interest expense (excluding real estate financing segment) (5)	(14,047)	(13,162)	(8,894)	—	—	—	(36,103)
Change in fair value of derivatives and other	6,077	4,540	1,498	—	2,189	2,982	17,286
Unrealized credit loss (release) provision	—	—	—	—	149	(4)	145
Other income (expense), net	42	89	(15)	—	—	42	158
Income tax provision (benefit)	—	1,634	—	(922)	—	—	712
Net income (loss)	$12,602	$(2,077)	$2,194	$7,494	$7,205	$(6,414)	$21,004
____________________________
(1) Other includes items not directly associated with the operation and management of the Company’s real estate properties, general contracting and real estate services, and real estate financing businesses. General and administrative expenses include corporate office personnel salaries and benefits, bank fees, accounting fees, legal fees, and other corporate office expenses.

Table of Content
(2) General contracting and real estate services revenues for the three months ended June 30, 2025 and 2024 exclude revenues related to intercompany construction contracts of $4.3 million and $4.3 million, respectively, which are eliminated in consolidation. General contracting and real estate services revenues for the six months ended June 30, 2025 and 2024 exclude revenues related to intercompany construction contracts of $7.1 million and $12.7 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the three months ended June 30, 2025 and 2024 exclude expenses related to intercompany construction contracts of $4.2 million and $4.3 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the six months ended June 30, 2025 and 2024 exclude expenses related to intercompany construction contracts of $7.0 million and $12.6 million, respectively, which are eliminated in consolidation.
(3) Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.
(4) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 9.
(5) Interest expense (excluding real estate financing segment) is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocating to the retail, office, and multifamily segments based on property classification.

Table of Content
The following table summarizes key balance sheet data by segment (in thousands):

	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services(a)	Real Estate Financing	Other	Total
June 30, 2025
Real estate investments, at cost	$862,896	$871,888	$730,634	$—	$—	$—	$2,465,418
Notes receivable, net	—	—	—	—	139,773	—	139,773
Equity method investments	1,231	46,104	—	—	—	—	47,335

December 31, 2024
Real estate investments, at cost	$836,740	$812,679	$547,566	$—	$—	$—	$2,196,985
Notes receivable, net	—	—	—	—	121,433	11,132	132,565
Equity method investments	7,630	62,288	88,233	—	—	—	158,151

(a) General contracting and real estate services does not have any assets because the general contracting and real estate services segment manages projects on behalf of clients and does not retain ownership of the assets. The assets are primarily comprised of cash and accounts receivable.

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

Rental revenue for the three and six months ended June 30, 2025 and 2024 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Base rent and tenant charges	$62,111	$60,995	$123,170	$121,178
Accrued straight-line rental adjustment	2,635	1,866	4,803	3,166
Lease incentive amortization	(54)	(119)	(116)	(238)
(Above) below market lease amortization, net	455	523	1,091	1,040
Total rental revenue	$65,147	$63,265	$128,948	$125,146

Table of Content
5. Real Estate Investments

On April 29, 2025, the Company entered into a binding term sheet with its partner for the Harbor Point Parcel 4 equity     method investment, which set forth the terms upon which the Company acquired the remaining partnership interest of the partner in Harbor Point Parcel 4 Development, LLC. At the same time, the Company obtained control of the entity and determined as a result, the Company became the primary beneficiary of the variable interest entity. Therefore, Harbor Point Parcel 4 Development, LLC is fully consolidated in the Company's financial statements as of such date. The mixed-use property is also known as Allied | Harbor Point.

In accordance with ASC 805, at the time of the consolidation, identifiable assets acquired and liabilities assumed were recorded at their estimated fair values. Because the Company acquired control through execution of the binding term sheet, the acquisition was accounted for as a step acquisition in accordance with ASC 805. The resulting gain of $6.9 million is reflected within gain on consolidation of real estate entities on the condensed consolidated statements of comprehensive income. The table below presents the allocation to the estimated fair value of identifiable assets acquired and liabilities assumed as of April 29, 2025. The fair value of the land and in-place leases was derived using market comparables as level 2 inputs in the fair value hierarchy. The values of the building, capital improvements, and all other assets and liabilities were derived using the cost approach as level 3 inputs in the fair value hierarchy.

The Allied | Harbor Point
Land	$33,836
Building	219,896
Capital improvements	655
Furniture and fixtures	4,404
In-place leases	468
Cash and cash equivalents	2,688
Accounts receivable	361
Other assets	128
Finance lease right-of-use asset	57
Accounts payable and accrued liabilities	(13,369)
Construction loan payable	(91,140)
Finance lease liabilities	(57)
Net assets acquired	$157,927

On June 10, 2025, the Company exercised its pre-existing option to acquire 13% of the partner’s interest in the joint venture for approximately $14.0 million. The partner was required to use a portion of such proceeds to repay in full the outstanding principal and accrued interest amounts of two notes receivable made by the Company to affiliates of the partner, which loans had an aggregate outstanding principal and accrued interest amount of $13.3 million as of June 10, 2025. The Company also agreed to acquire the remaining 10% of the partner’s interest in the joint venture, resulting in Harbor Point Parcel 4 Development, LLC becoming a wholly owned subsidiary of the Company, and the Company consummated such acquisition on June 10, 2025. In connection with the acquisition of the remaining 10% of the partner’s interest in the joint venture, the Company (i) further subdivided Harbor Point Parcel 4 and caused the joint venture to deed a parcel to the partner to be further developed and (ii) paid the partner $3.5 million in cash. In connection with the acquisition of the remaining 10% of the partner’s interest in the joint venture, the Company’s partner was required to use $3.0 million of the proceeds to make a partial principal paydown of the construction loan that is secured by Harbor Point Parcel 3, and the Company also made a $3.0 million paydown of the construction loan.

The following table summarizes the consideration for the acquisition of the 23% non-controlling interest:

June 10, 2025
Cash consideration	$17,535
Fair value of parcel consideration(1)	16,661
Total purchase price consideration	$34,196
(1) The fair value of parcel consideration is based on the land parcel and retail building transferred on June 10, 2025.

Table of Content
6. Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the six months ended June 30, 2025, the Company invested $3.3 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $56.3 million relating to this project. As of June 30, 2025, the Company has contributed $49.9 million.

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

Harbor Point Parcel 4

As disclosed above, on April 29, 2025, the Company entered into a binding term sheet with its partner for the Harbor Point Parcel 4 project, which set forth the terms upon which the Company acquired the remaining partnership interest of the partner in the joint venture that owns Harbor Point Parcel 4, also known as Allied | Harbor Point. As a result, the Company became the primary beneficiary, and, therefore, the earnings of the joint venture are fully consolidated in Company's condensed consolidated statement of comprehensive income as of such date. Refer to note 5 to these condensed consolidated financial statements for further details.

7. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of June 30, 2025 and December 31, 2024 ($ in thousands):

		Outstanding loan amount
		June 30, 2025			December 31, 2024
Real Estate Financing Project(a)	Maturity Date	Principal	Accrued interest and fees(b)	Total loan amount(c)	Total loan amount(c)	Maximum principal commitment	Interest rate		Interest compounding
Solis Gainesville II	10/3/2026	$19,595	$6,480	$26,075	$25,291	$19,595	6.0%	(d)	Annually
Solis Kennesaw	5/25/2027	37,870	10,414	48,284	45,562	37,870	9.0%	(d)	Annually
Solis Peachtree Corners	10/31/2027	28,440	7,562	36,002	33,549	28,440	15.0%	(d)	Annually
The Allure at Edinburgh	1/16/2028	9,228	2,486	11,714	11,215	9,228	10.0%	(e)	None
Solis North Creek	8/8/2030	18,045	1,633	19,678	5,816	26,767	12.0%	(d)	Annually
Total mezzanine & preferred equity		$113,178	$28,575	$141,753	$121,433	$121,900
Other notes receivable				—	12,984
Allowance for credit losses(f)				(1,980)	(1,852)
Total notes receivable				$139,773	$132,565
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

Table of Content
(f) The amounts as of June 30, 2025 and December 31, 2024 exclude $0.2 million and $0.5 million, respectively, of Current Expected Credit Losses (“CECL”) allowance that relates to the unfunded commitments, which were recorded as a liability under other liabilities in the consolidated balance sheets.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and six months ended June 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Real Estate Financing Project	2025		2024		2025		2024
Solis Gainesville II	$394	(a)(b)	$786	(a)(b)	$784	(a)(b)	$1,572	(a)(b)
Solis Kennesaw	1,291	(a)(b)	1,315	(a)(b)	2,721	(a)(b)	2,551	(a)(b)
Solis Peachtree Corners	1,233	(a)(b)	913	(a)(b)	2,453	(a)(b)	1,800	(a)(b)
The Allure at Edinburgh	230		344		499		688
Solis City Park II(c)	—	(c)	608	(a)	—	(c)	1,355	(a)
Solis North Creek	524	(b)	—		951	(b)	—
Total mezzanine & preferred equity	3,672		3,966		7,408		7,966
Other interest income	468		666		960		1,292
Total interest income	$4,140		$4,632		$8,368		$9,258
________________________________________
(a) Includes recognition of interest income related to fee amortization.
(b) Includes recognition of unused commitment fees.
(c) This note receivable was redeemed on July 10, 2024.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of June 30, 2025, the Company had five real estate financing investments, which are secured by development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

The Company updated the risk ratings for each of its notes receivable as of June 30, 2025 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of June 30, 2025 was "Pass" rated. The Company's analysis resulted in an allowance for loan losses of approximately $2.2 million as of June 30, 2025, of which an allowance related to unfunded commitments of approximately $0.2 million as of June 30, 2025 was recorded as other liabilities on the consolidated balance sheet.

Table of Content

At June 30, 2025, the Company reported $139.8 million of notes receivable, net of allowances of $2.0 million. At December 31, 2024, the Company reported $132.6 million of notes receivable, net of allowances of $1.9 million. Changes in the allowance for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,852	$509	$2,361	$1,472	$732	$2,204
Unrealized credit loss provision (release)	338	(284)	54	210	(355)	(145)
Release due to redemption	(210)	(32)	(242)	—	—	—
Ending balance	$1,980	$193	$2,173	$1,682	$377	$2,059

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of June 30, 2025, no loans were placed on non-accrual status.

8. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of June 30, 2025 during the next 12 to 24 months following June 30, 2025. The Company expects to collect these billings progressively over this period.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$6	$5,871	$104	$21,414
Revenue recognized that was included in the balance at the beginning of the period	—	(5,871)	—	(21,414)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	6,990	—	21,454
Transferred to receivables	(6)	—	(106)	—
Construction contract costs and estimated earnings not billed during the period	2,990	—	542	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	—	(326)	2	(2,036)
Ending balance	$2,990	$6,664	$542	$19,418

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $2.2 million and $1.9 million were deferred as of June 30, 2025 and December 31, 2024, respectively. Amortization of pre-contract costs for the six months ended June 30, 2025 and 2024 was less than $0.1 million and $0.2 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of June 30, 2025 and December 31, 2024, construction receivables included retentions of $16.8 million and $38.2 million, respectively.

Table of Content
The Company expects to collect substantially all construction receivables outstanding as of June 30, 2025 during the next 12 to 24 months following June 30, 2025. As of June 30, 2025 and December 31, 2024, construction payables included retentions of $24.1 million and $44.9 million, respectively. The Company intends to settle all construction payables, including retainage recorded, as of June 30, 2025 within the next 12 to 24 months following June 30, 2025. Payments will be made progressively over this period.

The Company’s net position on uncompleted construction contracts comprised the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Costs incurred on uncompleted construction contracts	$921,461	$1,006,508
Estimated earnings	28,554	37,250
Billings	(953,689)	(1,049,623)
Net position	$(3,674)	$(5,865)

Construction contract costs and estimated earnings in excess of billings	$2,990	$6
Billings in excess of construction contract costs and estimated earnings	(6,664)	(5,871)
Net position	$(3,674)	$(5,865)
The above table reflects the net effect of projects closed as of June 30, 2025 and December 31, 2024, as applicable.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Beginning backlog	$80,423	$343,406
New contracts/change orders	57,909	76,585
Work performed	(31,769)	(117,141)
Ending backlog	$106,563	$302,850

The Company expects to complete a majority of the uncompleted contracts in place as of June 30, 2025 during the next 12 to 24 months following June 30, 2025.

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

Table of Content
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

As of June 30, 2025 and December 31, 2024, the outstanding balance on the revolving credit facility was $209.0 million and $145.0 million, respectively. The outstanding balance on the term loan facility was $350.0 million as of June 30, 2025 and December 31, 2024. As of June 30, 2025, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate swaps, were 5.92% and 5.87%, respectively. After giving effect to interest rate swaps, the effective interest rates on the revolving credit facility and the term loan facility were 2.88% and 4.55%, respectively, as of June 30, 2025. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

As of June 30, 2025 and December 31, 2024, the outstanding balance on the M&T term loan facility was $135.0 million. As of June 30, 2025, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 5.87%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.89% as of June 30, 2025. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

The Operating Partnership is the borrower under the M&T term loan facility, and its obligations under the M&T term loan facility are guaranteed by the Company and certain of its subsidiaries that are not otherwise prohibited from providing such

Table of Content
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

TD Term Loan Facility

On May 19, 2023, the Company, as parent guarantor, and the Operating Partnership, as borrower, entered into a term loan agreement (the "TD term loan agreement") with Toronto Dominion (Texas) LLC, as administrative agent, and TD Bank, N.A. as lender, which provides a $75.0 million senior unsecured term loan facility (the "TD term loan facility"), with the option to increase the total capacity to $150.0 million, subject to the Company's satisfaction of certain conditions. On June 26, 2025, the Company exercised its option to extend the maturity date on the TD term loan facility by one year, which will now mature on May 19, 2026. The Company paid a nominal extension fee.

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

As of June 30, 2025 and December 31, 2024, the outstanding balance on the TD term loan facility was $95.0 million. As of June 30, 2025, the effective interest rate on the TD term loan facility was 5.97%. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

Other 2025 Financing Activity

On May 1, 2025, the Company repaid the $4.4 million mortgage payable secured by the Red Mill South property.

On June 10, 2025, the Company repaid the $90.0 million construction loan secured by Allied | Harbor Point and closed on a $90.0 million term loan secured by Allied | Harbor Point.

During the six months ended June 30, 2025, the Company borrowed $4.8 million under its existing construction loans to fund ongoing development and construction.

Table of Content
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

As of June 30, 2025, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Harbor Point Parcel 3 senior construction loan	$90,000	(a)	1-month SOFR	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	(b)	1-month SOFR	2.75%	4.35%	10/1/2023	10/1/2025
Allied Loan and floating rate pool of loans	100,000	(c)	1-month SOFR	2.75%	5.16%	11/1/2023	11/1/2025
Floating rate pool of loans	300,000	(d)	1-month SOFR	2.75%	4.35%	12/1/2023	12/1/2025
Thames Street Wharf loan	64,532	(e)	Daily SOFR	0.93%	2.33%	9/30/2021	9/30/2026
Floating rate pool of loans	150,000	(f)	1-month SOFR	2.50%	4.10%	1/2/2025	1/1/2027
M&T unsecured term loan	100,000	(e)	1-month SOFR	3.50%	5.05%	12/6/2022	12/6/2027
Liberty Retail & Apartments loan	21,000	(g)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,000	(g)	1-month SOFR	3.43%	4.98%	12/13/2022	1/21/2028
Total	$1,234,532
________________________________________
(a) This interest rate swap agreement reduces the Company's interest rate exposure on the $174.4 million senior construction loan secured by the Company's Harbor Point Parcel 3 equity method investment as described in Note 6. As such, the loan is not reflected on the Company's consolidated balance sheets. The Company also paid $3.6 million to reduce the swap fixed rate on September 8, 2023.
(b) The Company paid $13.3 million to reduce the swap fixed rate on September 8, 2023.
(c) The Company paid $3.9 million to reduce the swap fixed rate on October 13, 2023.
(d) The Company paid $10.5 million to reduce the swap fixed rate on November 16, 2023.
(e) Designated as a cash flow hedge.
(f) On January 3, 2025, the Company entered into an interest rate swap agreement with a notional of $150.0 million and a SOFR rate of 2.50%. The interest rate swap will expire on January 1, 2027. The Company paid a $4.6 million premium for this transaction.
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

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive income to interest expense in the condensed consolidated statements of comprehensive (loss) income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates recognizing approximately $2.0 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive income into earnings to offset the variability of the hedged items during this period.

On May 4, 2025, the counterparty to a $100.0 million notional swap exercised its option to cancel the swap.

Table of Content
The Company’s derivatives were comprised of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$1,070,000	$6,364	$(109)	$1,020,000	$11,149	$—
Derivatives designated as accounting hedges
Interest rate swaps	164,532	2,138	(233)	166,057	4,712	—
Total derivatives	$1,234,532	$8,502	$(342)	$1,186,057	$15,861	$—

The unrealized changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$(4,211)	$(975)	$(10,888)	$9,074
Interest rate caps	—	8	—	24
Total unrealized change in fair value of interest rate derivatives	$(4,211)	$(967)	$(10,888)	$9,098
Comprehensive (loss) income statement presentation:
Change in fair value of derivatives and other	$(3,845)	$(1,951)	$(9,472)	$4,560
Unrealized cash flow hedge gains	(366)	984	(1,416)	4,538
Total unrealized change in fair value of interest rate derivatives	$(4,211)	$(967)	$(10,888)	$9,098

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

During the six months ended June 30, 2025, the Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of August 1, 2025.

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

Noncontrolling Interests

As of June 30, 2025 and December 31, 2024, the Company held a 77.3% and 78.6%, respectively, economic interest in the Operating Partnership. As of June 30, 2025, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 77.3% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial

Table of Content
position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of June 30, 2025, there were 21,191,470 Common OP Units and 2,315,938 LTIP Units (as defined below) not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. See Note 12 for a description of LTIP Units.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly owned operating and development properties. The noncontrolling interest in investment entities was $8.7 million and $9.2 million as of June 30, 2025 and December 31, 2024, respectively, which represents the minority partners' interest in certain consolidated real estate entities.

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

During the six months ended June 30, 2025, the Company did not repurchase any shares of common stock or Series A Preferred Stock. As of June 30, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the six months ended June 30, 2025, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Common Units	12/13/2024	12/26/2024	01/02/2025	$0.205	$20,779
Common Stock/Common Units	03/12/2025	03/26/2025	04/03/2025	0.140	14,264
Common Stock/Common Units	06/18/2025	06/30/2025	07/08/2025	0.140	14,293
Series A Preferred Stock	12/13/2024	01/02/2025	01/15/2025	0.421875	2,887
Series A Preferred Stock	04/15/2025	04/01/2025	04/15/2025	0.421875	2,887
Series A Preferred Stock	06/18/2025	07/01/2025	07/15/2025	0.421875	2,887

12. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan, as amended (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, LTIP Units, performance units, and other equity-based awards up to an aggregate of 6,900,000 shares of common stock. As of June 30, 2025, there were 2,110,781 shares available for issuance under the Equity Plan.

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

Table of Content
date.

A summary of the unvested restricted shares is as follows:

	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	165,497	$11.81	271,540	$12.93
Granted	381,796	8.74	278,465	10.70
Vested	(377,253)	9.95	(231,469)	12.00
Forfeited	(5,999)	9.74	(8,832)	11.36
Unvested as of June 30	164,041	$9.02	309,704	$11.67

During the three months ended June 30, 2025 and 2024, in connection with the vesting of restricted stock awards, employees tendered 146,624 and 85,439 shares, respectively, to satisfy minimum statutory tax withholding obligations. As of June 30, 2025, the total unrecognized compensation expense related to unvested shares of restricted stock was $0.8 million, which the Company expects to recognize over the next 15 months.

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

The fair value of the LTIP Units was determined using a Monte Carlo simulation considering the Company's stock price as of the grant date. The Company estimates the compensation expense for the LTIP Units on a straight-line basis using a calculation that recognizes 100% of the grant date fair value over three years for employees (based on the vesting schedule described in the previous paragraph), or over one year for directors.

A summary of the unvested LTIP Unit awards is as follows:

	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	119,872	$9.66	39,694	$10.14
Granted	2,106,041	6.44	125,829	9.64
Vested	(95,208)	8.57	(90,025)	9.86
Forfeited	—	—	—	—
Unvested as of June 30	2,130,705	$6.52	75,498	$9.64

During the three months ended June 30, 2025 and 2024, there were no LTIP Units tendered to satisfy minimum statutory

Table of Content
tax withholding obligations. As of June 30, 2025, the total unrecognized compensation expense related to unvested LTIP Units was $8.0 million, which the Company expects to recognize over the next 61 months.

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

A summary of the unvested Performance Unit awards is as follows:

	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	110,375	$11.98	110,625	$13.74
Granted	45,000	10.45	50,000	9.23
Vested(1)	—	—	—	—
Forfeited	(9,125)	11.39	(9,375)	12.45
Unvested as of June 30	146,250	$11.55	151,250	$12.33
________________________________________
(1)This represents Performance Units which are vested but not settled as shares of common stock until the following period.

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range		Risk Free Interest Rate	Volatility	Expected Dividends
2020	35,000	$11.57	0% to 200%		1.66%	18.0%	5.0%
2021	42,500	9.67	0% to 200%		0.17%	49.0%	4.7%
2022	47,500	17.12	0% to 200%		0.98%	50.0%	4.7%
2023	47,500	12.61	0% to 200%	(1)	4.23%	51.0%	5.4%
2024	50,000	9.23	0% to 200%	(1)	4.32%	27.0%	6.2%
2025	45,000	10.45	0% to 200%	(1)	4.35%	26.0%	6.9%
________________________________________
(1)For Performance Units granted in 2022 and beyond, only 50% of each Award is subject to the conversion range. The remainder (50%) is guaranteed 1 to 1 conversion as long as the employee remains employed at the Company.

During the three months ended June 30, 2025, there were no Performance Units tendered by employees to satisfy minimum statutory tax withholding obligations. During the three months ended June 30, 2024, in connection the vesting of Performance Units, 6,184 shares of common stock were tendered by employees to satisfy minimum statutory tax withholding obligations. As of June 30, 2025, the total unrecognized compensation expense related to unvested Performance Units was $0.9 million, which the Company expects to recognize over the next 66 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(a)	$1,454,374	$1,437,417	$1,303,650	$1,288,014
Notes receivable, net	139,773	139,773	132,565	132,565
Interest rate swap	8,502	8,502	15,861	15,861
________________________________________
(a) Excludes $7.6 million and $8.1 million of deferred financing costs as of June 30, 2025 and December 31, 2024, respectively.

14. Related Party Transactions

The Company provides general contracting services to Harbor Point Parcel 3. See Note 6 for more information. During the three and six months ended June 30, 2025, the Company recognized gross profit of less than $0.1 million and $0.1 million, respectively, relating to Harbor Point Parcel 3. During the three and six months ended June 30, 2024, the Company recognized gross profit of less than $0.1 million and $0.3 million, respectively, relating to Harbor Point Parcel 3.

Prior to the Company’s consolidation of Harbor Point Parcel 4, the Company provided general contracting services to Harbor Point Parcel 4. During the three and six months ended June 30, 2025, the Company recognized gross profit of less than $0.2 million and $0.2 million, respectively, relating to Harbor Point Parcel 4. During the three and six months ended June 30, 2024, the Company recognized gross profit of less than $0.1 million and $0.1 million, respectively, relating to Harbor Point Parcel 4. As disclosed above, on April 29, 2025, the Company entered into a binding term sheet with its partner for the Harbor Point Parcel 4 project, which set forth the terms upon which the Company obtained control of the project from the partner in the joint venture that owns Harbor Point Parcel 4, and, therefore, the joint venture is fully consolidated in the Company’s financial statements as of such date and any gross profit from Harbor Point Parcel 4 is eliminated in consolidation following such date.

Table of Content
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

Guarantees

In connection with certain of the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of June 30, 2025, the Company had no outstanding guarantee liabilities.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $7.1 million and $8.3 million as of June 30, 2025 and December 31, 2024, respectively.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of June 30, 2025, the Company had five notes receivable with a total of $17.2 million of unfunded commitments. These unfunded commitments consist of $8.7 million of unfunded principal and $8.5 million of unfunded contingency. The Company considers the probability of contingency funding to be remote. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of June 30, 2025, the Company has recorded a $0.2 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in other liabilities in the consolidated balance sheet. See Note 7 for more information.

16. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for disclosure.

Indebtedness

On July 22, 2025, the Company, as parent guarantor, and the Operating Partnership, as borrower, entered into a note purchase agreement with institutional investors, pursuant to which the Operating Partnership sold, and the institutional investors purchased, an aggregate of $115.0 million of senior unsecured notes of the Operating Partnership, consisting of (a) $25.0 million aggregate principal amount of 5.57% Senior Notes, Series A, due July 22, 2028, (b) $45.0 million aggregate principal amount of 5.78% Senior Notes, Series B, due July 22, 2030 and (c) $45.0 million aggregate principal amount of 6.09% Senior Notes, Series C, due July 22, 2032 (collectively, the "Notes"). The issue price for the Notes was 100% of the aggregate principal amount thereof. The Company utilized the proceeds of the sale of the Notes to repay the $65.0 million construction loan secured by the Southern Post mixed-use asset and $48.0 million under the revolving credit facility.

Table of Content

In July 2025, the Company had a net reduction of $20.0 million on the revolving credit facility.

Equity

In July 2025,the Company elected to satisfy redemption requests by holders of 1,789 Common OP Units with aggregate cash payments of less than $0.1 million.

Derivatives

On July 24, 2025, the Company entered into four interest rate swap agreements with a total notional of $820.0 million and a SOFR rate of 2.25% with an effective date of August 1, 2025. The interest rate swaps will expire on August 1, 2026. The Company paid $14.0 million in premiums for the transactions.

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

Real Estate Financing Investments

Solis Gainesville II

On October 3, 2022, we entered into a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia (Solis Gainesville II). This project is located nearby our recently completed multifamily development project in Gainesville, The Everly. The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption or maturity on October 3, 2026, and it is accounted for as a note receivable. Our investment bore interest at a rate of 14.0% effective through the first 24 months of the investment, after which it bore interest at a rate of 10%. As of January 1, 2025, the investment bears interest at a rate of 6% through maturity. Additionally, the investment earns an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, effective January 1, 2023, and an equity fee on our commitment of $0.3 million, which is amortized through the date of redemption. Both the interest and unused commitment fee compound annually. The preferred equity investment is subject to a minimum interest guarantee of $5.9 million over the life of the investment, which represents approximately 24 months of interest.

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

The balance on the Solis Gainesville II note was $26.1 million as of June 30, 2025, which includes $6.1 million of

Table of Content
cumulative accrued interest, $0.4 million of cumulative accrued unused commitment fees and a discount of $0.1 million due to unamortized equity fees. During the three and six months ended June 30, 2025, we recognized $0.4 million and $0.8 million, respectively, of interest income on the note. As of June 30, 2025, this note was fully funded and the development property was approximately 95% leased.

Solis Kennesaw

On May 25, 2023, we entered into a $37.9 million preferred equity investment for the development of a multifamily property located in Marietta, Georgia. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on May 25, 2027, and it is accounted for as a note receivable. Our investment originally bore interest at a rate of 14.0% for the first 24 months. On May 25, 2025, the investment began bearing interest at a rate of 9.0% for the following twelve months. On May 25, 2026, the investment will again bear interest at a rate of 14.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 11.0% on the unfunded portion of the investment's maximum commitment, which does not compound, and an equity fee on our commitment of $0.6 million which is amortized through the date of redemption. The preferred equity investment is subject to a minimum interest guarantee of $13.1 million over the life of the investment, which represents approximately 27 months of interest.

The balance on the Solis Kennesaw note was $48.3 million as of June 30, 2025, which includes $7.8 million of cumulative accrued interest, $2.9 million of cumulative accrued unused commitment fees and a discount of $0.3 million due to unamortized equity fees. During the three and six months ended June 30, 2025, we recognized $1.3 million and $2.7 million, respectively, of interest income on the note. As of June 30, 2025, this note was fully funded.

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

The balance on the Solis Peachtree Corners note was $36.0 million as of June 30, 2025, which includes $5.7 million of cumulative accrued interest, $2.1 million of cumulative accrued unused commitment fees and a discount of $0.2 million due to unamortized equity fees. During the three and six months ended June 30, 2025, we recognized $1.2 million and $2.5 million, respectively, of interest income on the note. As of June 30, 2025, this note was fully funded.

The Allure at Edinburgh

On July 26, 2023, we entered into a $9.2 million preferred equity investment for the development of a multifamily property located in Chesapeake, Virginia ("The Allure at Edinburgh"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on January 16, 2028, and it is accounted for as a note receivable. Our investment originally bore interest at a rate of 15.0%, which did not compound. On February 3, 2025, The Allure at Edinburgh obtained a certificate of occupancy, resulting in the investment bearing interest at a rate of 10.0%. The common equity partner in the development property holds an option to sell the property to us at a predetermined amount if certain conditions are met. We also hold an option to purchase the property at any time prior to maturity of the preferred equity investment, and at the same predetermined amount as the common equity partner's option to sell.

The balance on The Allure at Edinburgh note was $11.7 million as of June 30, 2025, which includes $2.5 million of cumulative accrued interest. During the three and six months ended June 30, 2025, we recognized $0.2 million and $0.5 million, respectively, of interest income on the note. As of June 30, 2025, this note was fully funded and the development property was approximately 90% leased.

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

The balance on the Solis North Creek note was $19.7 million as of June 30, 2025, which includes $0.7 million of cumulative accrued interest and $0.9 million of cumulative accrued unused commitment fees. During the three and six months ended June 30, 2025, we recognized $0.5 million and $1.0 million, respectively, of interest income on the note.

Second Quarter 2025 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2025 and other recent developments:

•Net income attributable to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $3.9 million, or $0.04 per diluted share, compared to net income attributable to common stockholders and OP Unitholders of $0.4 million, or $0.00 per diluted share, for the three months ended June 30, 2024.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $19.0 million, or $0.19 per diluted share, compared to $22.4 million, or $0.25 per diluted share, for the three months ended June 30, 2024. See "Non-GAAP Financial Measures."

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $25.4 million, or $0.25 per diluted share, compared to $30.2 million, or $0.34 per diluted share, for the three months ended June 30, 2024. See "Non-GAAP Financial Measures."

•As of June 30, 2025, weighted average stabilized portfolio occupancy was 94.9%. Retail occupancy was 94.2%, office occupancy was 96.3%, and multifamily occupancy was 94.0%.

•Positive spreads on renewals across all segments:
▪Retail 10.8% (GAAP) and 5.5% (Cash)
▪Office 11.7% (GAAP) and 5.5% (Cash)
▪Multifamily 3.8% (GAAP and Cash)

•Executed 16 commercial lease renewals and 10 new commercial leases during the second quarter for an aggregate of 168,197 of net rentable square feet.

•Same Store Net Operating Income ("NOI") increased 1.4% on a GAAP basis compared to the quarter ended June 30, 2024.

•Third-party construction backlog as of June 30, 2025 was $106.6 million and construction gross profit for the second quarter was $1.4 million.

•During the second quarter of 2025, unrealized losses on non-designated interest rate derivatives that negatively affected FFO were $3.8 million. As of June 30, 2025, the value of the Company’s entire interest rate derivative portfolio, net of unrealized losses, was $8.2 million. These losses are excluded from normalized FFO.

Table of Content

•On April 29, 2025, we entered into a binding term sheet with our partner for the Harbor Point Parcel 4 project, which set forth the terms upon which we acquired the remaining partnership interest of the partner in the joint venture that owns Harbor Point Parcel 4, also known as Allied | Harbor Point. On June 10, 2025, we completed the transaction. See note 5 of the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details.

•On July 22, 2025, we, as parent guarantor, and the Operating Partnership, as borrower, entered into a note purchase agreement with institutional investors, pursuant to which the Operating Partnership sold, and the institutional investors purchased, an aggregate of $115.0 million of senior unsecured notes of the Operating Partnership, consisting of (a) $25.0 million aggregate principal amount of 5.57% Senior Notes, Series A, due July 22, 2028, (b) $45.0 million aggregate principal amount of 5.78% Senior Notes, Series B, due July 22, 2030 and (c) $45.0 million aggregate principal amount of 6.09% Senior Notes, Series C, due July 22, 2032 (collectively, the “Notes”). The issue price for the Notes was 100% of the aggregate principal amount thereof. We utilized the proceeds of the sale of the Notes to repay the $65.0 million construction loan secured by the Southern Post mixed-use asset and $48.0 million under the revolving credit facility.

Segment Results of Operations

As of June 30, 2025, we operated our business in five segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Our general contracting and real estate services segment is conducted through our taxable REIT subsidiary ("TRS"). "NOI" is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues for our property segments, general contracting and real estate services revenues for our general contracting and real estate services segment, and interest income for our real estate financing segment. Segment expenses include rental expenses and real estate taxes for our property segments, general contracting and real estate services expenses for our general contracting and real estate services segment, and interest expense for our real estate financing segment. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate, construction and real estate financing businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$24,816	$26,094	(1,278)	49,568	51,745	$(2,177)
Property expenses	6,505	6,814	(309)	13,273	13,440	(167)
Segment NOI	$18,311	$19,280	(969)	36,295	38,305	$(2,010)

Retail segment NOI for the three and six months ended June 30, 2025 decreased $1.0 million and $2.0 million, or 5.0% and 5.2%, respectively, compared to the three and six months ended June 30, 2024 due to the disposition of the Market at Mill Creek and Nexton Square properties, partially offset by the consolidation of Allied | Harbor Point Retail and the commencement of operations at Southern Post Retail.

Table of Content

Retail Same Store Results

Retail same store results for the three and six months ended June 30, 2025 and 2024 exclude Southern Post Retail, Allied | Harbor Point Retail, and Columbus Village II due to redevelopment, and Market at Mill Creek and Nexton Square due to their disposition in December 2024.

Retail same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$24,200	$24,041	$159	$48,240	$47,598	$642
Property expenses	5,964	5,896	68	12,330	11,661	669
Same Store NOI	$18,236	$18,145	$91	$35,910	$35,937	$(27)
Non-Same Store NOI	75	1,135	(1,060)	385	2,368	(1,983)
Segment NOI	$18,311	$19,280	$(969)	$36,295	$38,305	$(2,010)

Retail same store NOI for the three and six months ended June 30, 2025 was materially consistent with the three and six months ended June 30,2024.

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$24,391	$22,870	$1,521	$48,290	$44,748	$3,542
Property expenses	8,946	8,091	855	17,606	16,429	1,177
Segment NOI	$15,445	$14,779	$666	$30,684	$28,319	$2,365

Office segment NOI for the three and six months ended June 30, 2025 increased $0.7 million and $2.4 million, or 4.5% and 8.4%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the consolidation of Allied | Harbor Point Office Garage and the commencement of operations at Southern Post Office.

Office Same Store Results

Office same store results for the three and six months ended June 30, 2025 and 2024 exclude Southern Post Office and Harbor Point Parcel 4 Office Garage.

Office same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$23,318	$22,768	$550	$46,710	$44,647	$2,063
Property expenses	8,055	7,741	314	16,293	15,765	528
Same Store NOI	$15,263	$15,027	$236	$30,417	$28,882	$1,535
Non-Same Store NOI	182	(248)	430	267	(563)	830
Segment NOI	$15,445	$14,779	$666	$30,684	$28,319	$2,365

Table of Content
Office same store NOI for the three and six months ended June 30, 2025 increased $0.2 million and $1.5 million, or 1.6% and 5.3%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to new tenants at The Interlock Office and Wills Wharf Office properties.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$15,940	$14,301	$1,639	$31,090	$28,653	$2,437
Property expenses	7,216	6,068	1,148	13,349	11,634	1,715
Segment NOI	$8,724	$8,233	$491	$17,741	$17,019	$722

Multifamily segment NOI for the three and six months ended June 30, 2025 increased $0.5 million and $0.7 million, or 6.0% and 4.2%, respectively, as compared to the three and six months ended June 30, 2024 primarily due to the commencement of operations at Chandler Residences and the consolidation of Allied | Harbor Point.

Multifamily Same Store Results

Multifamily same store results for the three and six months ended June 30, 2025 and 2024 exclude Chandler Residences and Allied | Harbor Point.

Multifamily same store rental revenues, property expenses and NOI for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$13,316	$13,024	$292	$26,512	$26,156	$356
Property expenses	5,302	5,246	56	10,459	10,191	268
Same Store NOI	$8,014	$7,778	$236	$16,053	$15,965	$88
Non-Same Store NOI	710	455	255	1,688	1,054	634
Segment NOI	$8,724	$8,233	$491	$17,741	$17,019	$722

Multifamily same store NOI for the three months ended June 30, 2025 increased $0.2 million, or 3.0%, as compared to the three months ended June 30, 2024, primarily due to higher occupancy and higher rental rates. Multifamily same store NOI for the six months ended June 30, 2025 was materially consistent with the six months ended June 30, 2024.

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and six months ended June 30, 2025 and 2024 were as follows ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
General contracting and real estate services revenues	$31,976	$116,839	$(84,863)	$78,590	$243,814	$(165,224)
General contracting and real estate services expenses	30,592	112,500	(81,908)	75,842	235,398	(159,556)
Segment gross profit	$1,384	$4,339	$(2,955)	$2,748	$8,416	$(5,668)
Operating margin (1)	4.3%	3.7%	0.6%	3.5%	3.5%	—%
________________________________________
(1)50% of the gross profit attributable to our T. Rowe Price Global HQ project is not reflected within general contracting & real estate services revenues due to elimination. For the Allied | Harbor Point development project, 77% of gross profit was eliminated through

Table of Content
April 2025. In April 2025 the project was brought on balance sheet through consolidation and as a result, all associated revenue and cost are eliminated in consolidation. The Company remains entitled to receive cash proceeds related to the eliminated amounts. Prior to the impact of these gross profit eliminations, operating margin was 3.8% and 3.4% for the three and six months ended June 30, 2025, respectively, and 4.0% and 3.7% for the three and six months ended June 30, 2024, respectively.

General contracting and real estate services segment gross profit for the three and six months ended June 30, 2025 decreased $3.0 million and $5.7 million, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the substantial reduction in our backlog as previously executed projects were completed.

The changes in third party construction backlog for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning backlog	$80,423	$343,406	$123,784	$472,169
New contracts/change orders	57,909	76,585	61,231	75,181
Work performed	(31,769)	(117,141)	(78,452)	(244,500)
Ending backlog	$106,563	$302,850	$106,563	$302,850

As of June 30, 2025, we had $6.2 million in the backlog relating to the Harbor Point Parcel 3 development in Baltimore.

Real Estate Financing Segment Data

Real estate financing interest income, interest expense, and gross profit for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Interest income	$3,673	$3,966	$(293)	$7,409	$7,966	$(557)
Interest expense	1,927	1,767	$160	3,641	3,099	$542
Segment gross profit	$1,746	$2,199	$(453)	$3,768	$4,867	$(1,099)
Operating margin	47.5%	55.4%	(7.9)%	50.9%	61.1%	(10.2)%

Real estate financing gross profit for the three and six months ended June 30, 2025 decreased 20.6% and 22.6%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to decreased interest rates for Solis Gainesville II, The Allure at Edinburgh, and Solis Kennesaw, partially offset by higher principal balances for Solis Kennesaw, Solis North Creek, and Solis Peachtree Corners.

Table of Content
Consolidated Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2025 and 2024 (unaudited, in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues
Rental revenues	$65,147	$63,265	$1,882	$128,948	$125,146	$3,802
General contracting and real estate services revenues	31,976	116,839	(84,863)	78,590	243,814	(165,224)
Interest income	4,140	4,632	(492)	8,368	9,258	(890)
Total revenues	101,263	184,736	(83,473)	215,906	378,218	(162,312)

Expenses
Rental expenses	16,077	15,087	990	31,701	29,692	2,009
Real estate taxes	6,590	5,886	704	12,527	11,811	716
General contracting and real estate services expenses	30,592	112,500	(81,908)	75,842	235,398	(159,556)
Depreciation and amortization	21,752	21,183	569	44,968	42,013	2,955
General and administrative expenses	5,998	4,503	1,495	13,384	10,377	3,007
Acquisition, development, and other pursuit costs	286	5,528	(5,242)	340	5,528	(5,188)
Impairment charges	—	1,494	(1,494)	—	1,494	(1,494)
Total expenses	81,295	166,181	(84,886)	178,762	336,313	(157,551)
Operating income	19,968	18,555	1,413	37,144	41,905	(4,761)
Interest expense	(21,271)	(21,227)	(44)	(39,380)	(39,202)	(178)
Equity in loss of unconsolidated real estate entities	(322)	—	(322)	(2,235)	—	(2,235)
Gain on consolidation of real estate entities	6,915	—	6,915	6,915	—	6,915
Change in fair value of derivatives and other	648	4,398	(3,750)	(562)	17,286	(17,848)
Unrealized credit loss release	209	228	(19)	187	145	42
Other income (expense), net	3	79	(76)	(72)	158	(230)
Income before taxes	6,150	2,033	4,117	1,997	20,292	(18,295)
Income tax benefit	567	1,246	(679)	377	712	(335)
Net income	6,717	3,279	3,438	2,374	21,004	(18,630)
Net loss (income) attributable to noncontrolling interests in investment entities	77	(17)	94	80	(51)	131
Preferred stock dividends	(2,887)	(2,887)	—	(5,774)	(5,774)	—
Net income (loss) attributable to common stockholders and OP Unitholders	$3,907	$375	$3,532	$(3,320)	$15,179	$(18,499)

Table of Content

Revenues

Rental revenues for the three and six months ended June 30, 2025 increased $1.9 million and $3.8 million, or 3.0% and 3.0%, compared to the three and six months ended June 30, 2024 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Retail	$24,816	$26,094	$(1,278)	$49,568	$51,745	$(2,177)
Office	24,391	22,870	1,521	48,290	44,748	3,542
Multifamily	15,940	14,301	1,639	31,090	28,653	2,437
	$65,147	$63,265	$1,882	$128,948	$125,146	$3,802

Retail rental revenues for the three and six months ended June 30, 2025 decreased $1.3 million and $2.2 million, or 4.9% and 4.2%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the disposition of the Market at Mill Creek and Nexton Square properties, partially offset by the consolidation of Allied | Harbor Point Retail.

Office rental revenues for the three and six months ended June 30, 2025 increased $1.5 million and $3.5 million, or 6.7% and 7.9%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the consolidation of the Allied | Harbor Point Office Garage, the commencement of operations at Southern Post Office, and new tenants at Wills Wharf Office and The Interlock Office.

Multifamily rental revenues for the three and six months ended June 30, 2025 increased $1.6 million and $2.4 million, or 11.5% and 8.5%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the consolidation of Allied | Harbor Point and the commencement of operations at Chandler Residences.

General Contracting and Real Estate Services Revenues

General contracting and real estate services revenues for the three and six months ended June 30, 2025 decreased $84.9 million and $165.2 million, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the substantial reduction in our backlog as previously executed projects were completed.

Interest Income

Interest income for the three and six months ended June 30, 2025 decreased $0.5 million and $0.9 million, or 10.6% and 9.6%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the payoff of the Solis City Park II investment in July 2024, as well as decreased interest rates for Solis Gainesville II, The Allure at Edinburgh, as well as Solis Kennesaw in the first quarter of 2025, partially offset by increased principal balances for other real estate financing investments.

Rental Expenses

Rental expenses for the three and six months ended June 30, 2025 increased $1.0 million and $2.0 million or 6.6% and 6.8%, respectively, as compared to the three and six months ended June 30, 2024 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Retail	$4,245	$4,394	$(149)	$8,704	$8,605	$99
Office	6,268	5,956	312	12,638	12,079	559
Multifamily	5,564	4,737	827	10,359	9,008	1,351
	$16,077	$15,087	$990	$31,701	$29,692	$2,009

Retail rental expenses for the three months ended June 30, 2025 decreased $0.1 million, or 3.4%, compared to the three months ended June 30, 2024 primarily due to the dispositions of the Market at Mill Creek and Nexton Square properties in 2024, partially offset by the consolidation of Allied | Harbor Point Retail. Retail rental expenses for the six months ended June 30, 2025 increased less than $0.1 million, or 1.2%, compared to the six months ended June 30, 2024, primarily due to the

Table of Content
consolidation of Allied | Harbor Point Retail and the commencement of operations at Southern Post Retail, partially offset by the dispositions of the Market at Mill Creek and Nexton Square properties in 2024.

Office rental expenses for the three and six months ended June 30, 2025 increased $0.3 million and $0.6 million, or 5.2% and 4.6%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to increased utilities and contracted property services.

Multifamily rental expenses for the three and six months ended June 30, 2025 increased $0.8 million and $1.4 million, or 17.5% and 15.0%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the consolidation of The Allied | Harbor Point and the commencement of operations at Chandler Residences.

Real Estate Taxes

Real estate taxes for the three and six months ended June 30, 2025 increased $0.7 million and $0.7 million or 12.0% and 6.1%, respectively, as compared to the three and six months ended June 30, 2024 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Retail	$2,260	$2,420	$(160)	$4,569	$4,835	$(266)
Office	2,678	2,135	543	4,968	4,350	618
Multifamily	1,652	1,331	321	2,990	2,626	364
	$6,590	$5,886	$704	$12,527	$11,811	$716

Retail real estate taxes for the three and six months ended June 30, 2025 decreased $0.2 million and $0.3 million, or 6.6% and 5.5%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the dispositions of the Market at Mill Creek and Nexton Square properties, partially offset by the consolidation of Allied | Harbor Point Retail.

Office real estate taxes for the three and six months ended June 30, 2025 increased $0.5 million and $0.6 million, or 25.4% and 14.2%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the consolidation of Allied | Harbor Point Office Garage and increased assessments at our Harbor Point properties.

Multifamily real estate taxes for the three and six months ended June 30, 2025 increased $0.3 million, and $0.4 million, or 24.1% and 13.9%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the consolidation of Allied | Harbor Point.

General Contracting and Real Estate Services Expenses

General contracting and real estate services expenses for the three and six months ended June 30, 2025 decreased $81.9 million and $159.6 million, or 72.8% and 67.8%, respectively, as compared to the three and six months ended June 30, 2024 primarily due to the substantial reduction in our backlog as previously executed projects were completed.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2025 increased 2.7% and 7.0%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to commencement of operations at the Southern Post mixed-use property and the consolidation of Allied | Harbor Point mixed-use property.
General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2025 increased 33.2% and 29.0%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to severance costs, as well as the one-time acceleration of the former Chief Executive Officer's performance award for the prior year.

Acquisition, Development, and Other Pursuit Costs

Acquisition, development, and other pursuit costs for the three and six months ended June 30, 2025 decreased 94.8% and 93.8%, respectively, as compared to the three and six months ended June 30, 2024, primarily due to the write off of development costs related to an undeveloped land parcel in predevelopment located in Charlotte, North Carolina in 2024.

Table of Content

Non-Operating Income and Expenses

Interest expense for the three and six months ended June 30, 2025 was materially consistent with the three and six months ended June 30, 2024.

Equity in loss of unconsolidated real estate entities for the three and six months ended June 30, 2025 relates to the commencement of operations at Harbor Point Parcel 3 and Harbor Point Parcel 4 in the first quarter of 2025 and the fourth quarter of 2024, respectively. Harbor Point Parcel 4 was consolidated in the second quarter of 2025. Refer to Note 5 for more information.

The change in fair value of derivatives and other for the three and six months ended June 30, 2025 included a decrease in interest receipts for non-designated derivatives due to decreased interest rates, and a decrease in the fair value of our derivative instruments due to decreases in the forward SOFR curve.

Changes in unrealized credit loss provision for the three and six months ended June 30, 2025 were immaterial.

Changes in other income (expense), net for the three and six months ended June 30, 2025 were immaterial.

Income tax benefit for the three and six months ended June 30, 2025 and 2024 was attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS. In 2024, there was impairment of real estate of $1.5 million and development costs of $5.5 million that were recognized during the second quarter, resulting in a tax benefit.

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

As of June 30, 2025, we had unrestricted cash and cash equivalents of $52.1 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $2.5 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of June 30, 2025, we had $114.5 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements and $8.6 million of available borrowings under our construction loans to fund development activities. During the three months ended June 30, 2025, we increased outstanding borrowings on our revolving credit facility by $43.0 million.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. We continue to implement this transformation in the current fiscal year. As of June 30, 2025, unsecured debt represented 54.5% of our total borrowings compared to 53.9% as of June 30, 2024.

As of June 30, 2025, we had $30.0 million in loans that will mature during the remainder of 2025 for which we plan to extend the maturity through available extension options or refinance.

Table of Content
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

During the six months ended June 30, 2025, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of August 1, 2025.

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

During the six months ended June 30, 2025, we did not repurchase any shares of common stock or Series A Preferred Stock. As of June 30, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $323.5 million, as of June 30, 2025.

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

Table of Content

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

Table of Content
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

TD Term Loan Facility

On May 19, 2023, we entered into a term loan agreement (the "TD term loan agreement") with Toronto Dominion (Texas) LLC, as administrative agent, and TD Bank, N.A. as lender, which provides a $75.0 million senior unsecured term loan facility (the "TD term loan facility"), with the option to increase the total capacity to $150.0 million, subject to our satisfaction of certain conditions. On June 26, 2025, we exercised our option to extend the maturity date of the TD term loan facility by one year, which will now mature on May 19, 2026. We paid a nominal extension fee.

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

Table of Content
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

Table of Content
Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2025 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date (b)		Balance at Maturity
Secured Debt
The Everly	30,000	SOFR+	1.50%	5.82%		December 20, 2025		30,000
Encore Apartments & 4525 Main Street	51,517		2.93%	2.93%		February 10, 2026		50,726
Southern Post(c)	65,047	SOFR+	2.25%	6.57%		August 25, 2026		65,047
Thames Street Wharf	65,745	SOFR+	1.30%	2.33%	(d)	September 30, 2026		64,072
Constellation Energy Building	175,000	SOFR+	1.50%	5.94%		November 1, 2026		175,000
The Allied | Harbor Point	90,000	SOFR+	2.25%-2.50%	5.16%	(d)	June 10, 2027		90,000
Liberty	20,061	SOFR+	1.50%	4.93%	(d)	September 27, 2027		19,230
Greenbrier Square	18,987		3.74%	3.74%		October 10, 2027		18,049
Lexington Square	13,135		4.50%	4.50%		September 1, 2028		12,044
Red Mill North	3,779		4.73%	4.73%		December 31, 2028		3,295
Premier Apartments and Retail	29,415		5.53%	5.53%		December 1, 2029		29,415
Greenside Apartments	29,921		3.17%	3.17%		December 15, 2029		26,095
Smith's Landing	13,071		4.05%	4.05%		June 1, 2035		384
The Edison	14,563		5.30%	5.30%		December 1, 2044		100
The Cosmopolitan	38,996		3.35%	3.35%		July 1, 2051		187
Total Secured Debt	$659,237							$583,644
Unsecured Debt
TD Unsecured Term Loan	$95,000	SOFR+	1.35%-1.90%	5.97%		May 19, 2026	(e)	$95,000
Senior Unsecured Revolving Credit Facility	209,000	SOFR+	1.30%-1.85%	5.92%		January 22, 2027		209,000
M&T Unsecured Term Loan	35,000	SOFR+	1.25%-1.80%	5.87%		March 8, 2027		35,000
M&T Unsecured Term Loan (Fixed)	100,000	SOFR+	1.25%-1.80%	5.05%	(d)	March 8, 2027		100,000
Senior Unsecured Term Loan	271,000	SOFR+	1.25%-1.80%	5.87%		January 21, 2028		271,000
Senior Unsecured Term Loan (Fixed)	79,000	SOFR+	1.25%-1.80%	4.98%	(d)	January 21, 2028		79,000
Total Unsecured Debt	789,000							789,000
Total Principal Balances	$1,448,237							$1,372,644
Other notes payable(f)	6,112
Unamortized GAAP Adjustments	(7,528)
Indebtedness, Net	$1,446,821
_______________________________________
(a) SOFR is determined by individual lenders.
(b) Does not reflect the effect of any maturity extension options.
(c) We repaid this loan on July 22, 2025.
(d) Includes debt subject to interest rate swap locks.
(e) The Company exercised the one-year extension option for this loan on June 26, 2025.
(f) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 38-year remaining lease term.

As of June 30, 2025, we were in compliance with all loan covenants on our outstanding indebtedness.
As of June 30, 2025, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)(3)	Amount Due	Percentage of Total
2025 (excluding the six months ended June 30, 2025)	$33,622	2%
2026	455,513	31%
2027	475,819	33%
2028	369,322	26%
2029	59,169	4%
Thereafter	54,792	4%
Total	$1,448,237	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.

Table of Content
(2) Includes debt incurred in connection with the development of properties.
(3) Debt principal payments and maturities exclude increased ground lease payments at 1405 Point which are classified as a note payable in our consolidated balance sheets.

Interest Rate Derivatives

As of June 30, 2025, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Harbor Point Parcel 3 senior construction loan	$90,000	1-month SOFR	(a)	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	1-month SOFR	(b)	2.75%	4.35%	10/1/2023	10/1/2025
Allied Loan and floating rate pool of loans	100,000	1-month SOFR	(c)	2.75%	5.16%	11/01/2023	11/01/2025
Floating rate pool of loans	300,000	1-month SOFR	(d)	2.75%	4.35%	12/01/2023	12/01/2025
Thames Street Wharf loan	64,532	Daily SOFR	(e)	0.93%	2.33%	09/30/2021	9/30/2026
Floating rate pool of loans	150,000	1-month SOFR	(f)	2.50%	4.10%	01/02/2025	1/01/2027
M&T unsecured term loan	100,000	1-month SOFR	(e)	3.50%	5.05%	12/06/2022	12/06/2027
Liberty Retail & Apartments loan	21,000	1-month SOFR	(g)	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,000	1-month SOFR	(g)	3.43%	4.98%	12/13/2022	1/21/2028
Total	$1,234,532
________________________________________
(a) This interest rate swap agreement reduces our interest rate exposure on the $174.4 million senior construction loan secured by our Harbor Point Parcel 3 equity method investment. As such, the loan is not reflected on our consolidated balance sheets. We also paid $3.6 million to reduce the swap fixed rate on September 8, 2023.
(b) We paid $13.3 million to reduce the swap fixed rate on September 8, 2023.
(c) We paid $3.9 million to reduce the swap fixed rate on October 13, 2023.
(d) We paid $10.5 million to reduce the swap fixed rate on November 16, 2023.
(e) Designated as a cash flow hedge.
(f) On January 3, 2025, we entered into an interest rate swap agreement with a notional of $150.0 million and a SOFR rate of 2.50%. The interest rate swap will expire on January 1, 2027. We paid a $4.6 million premium for this transaction.
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

Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of June 30, 2025, we had no outstanding guarantee liabilities.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of June 30, 2025, our off-balance sheet arrangements consisted of $17.2 million of unfunded commitments of our notes receivable. These unfunded commitments consist of $8.7 million of unfunded principal and $8.5 million of unfunded contingency. We consider the probability of contingency funding to be remote. We have recorded a $0.2 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Table of Content
Cash Flows

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Operating activities	$11,210	$63,880	$(52,670)
Investing activities	(38,982)	(53,182)	14,200
Financing activities	10,150	(19,167)	29,317
Net increase (decrease)	$(17,622)	$(8,469)	$(9,153)
Cash, cash equivalents, and restricted cash, beginning of period	$72,223	$30,166
Cash, cash equivalents, and restricted cash, end of period	$54,601	$21,697

During the six months ended June 30, 2025, net cash provided by operating activities decreased $52.7 million compared to the six months ended June 30, 2024, primarily due to lower volume in the construction business.

During the six months ended June 30, 2025, net cash used in investing activities decreased $14.2 million compared to the six months ended June 30, 2024, primarily due to less capital funded towards real estate financing and equity method investments.

During the six months ended June 30, 2025, net cash provided by financing activities increased $29.3 million compared to the six months ended June 30, 2024, primarily due to less repayments of outstanding debts and credit facilities.

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

Table of Content
The following table sets forth a reconciliation of FFO and Normalized FFO for the three and six months ended June 30, 2025 and 2024 to net income, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share and unit amounts)
Net income (loss) attributable to common stockholders and OP Unitholders	$3,907	$375	$(3,320)	$15,179
Depreciation and amortization, net(1)	21,979	20,570	46,379	40,785
Gain on consolidation of real estate entities	(6,915)	—	(6,915)	—
Impairment of real estate assets	—	1,494	—	1,494
FFO attributable to common stockholders and OP Unitholders	18,971	22,439	36,144	57,458
Acquisition, development, and other pursuit costs	286	5,528	340	5,528
Accelerated amortization of intangible assets and liabilities	—	—	(169)	—
Unrealized credit loss release	(209)	(228)	(187)	(145)
Amortization of right-of-use assets - finance leases	395	394	790	789
Decrease (increase) in fair value of derivatives not designated as cash flow hedges	3,845	1,950	9,472	(4,560)
Stock compensation normalization(2)	139	—	2,249	—
Amortization of interest rate derivatives on designated cash flow hedges	383	121	766	381
Severance related costs	1,580	—	1,593	167
Normalized FFO available to common stockholders and OP Unitholders	$25,390	$30,204	$50,998	$59,618
Net income (loss) attributable to common stockholders and OP Unitholders per diluted share and unit	$0.04	$—	$(0.03)	$0.17
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.19	$0.25	$0.35	$0.65
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.25	$0.34	$0.50	$0.67
Weighted average common shares and units - diluted	102,286	88,815	101,930	88,633
________________________________________

(1) The adjustment for depreciation and amortization excludes amortization of above and below-market ground lease assets. The adjustment for depreciation and amortization for the three and six months ended June 30, 2025 excludes $0.3 million and $0.6 million, respectively, of depreciation attributable to our partners. The adjustment for depreciation and amortization for the three and six months ended June 30, 2024 excludes $0.2 million and $0.4 million, respectively of depreciation attributable to our partners.

(2) Accounts for the double-issuance of stock compensation due to a modification in the structure of executive compensation grants, removing the impact of grants in the current year that are related to the prior year's performance. New grants are now issued in the year in which performance relates. Adjustment also removes impact of a one-time acceleration of 100% of stock compensation awarded to our former Chief Executive Officer in relation to prior year performance. This adjustment accounts for the duplicate expense, but does not adjust for the double issuance of shares. This adjustment also specifically excludes the impact of the special awards granted in June 2025 to a select group of employees, including our executive officers.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2025, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any common stock or Series A Preferred Stock under the Share Repurchase Program for the three months ended June 30, 2025. As of June 30, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

During the three months ended June 30, 2025, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2013 Equity Incentive Plan (the "Amended Plan"). The following table summarizes all of these repurchases during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid for Shares(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	404	$7.51	N/A	N/A
May 1, 20205 through May 31, 2025	10,647	$6.97	N/A	N/A
June 1, 2025 through June 30, 2025	867	$6.94	N/A	N/A
Total	11,918	$6.99
(1)The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the Amended Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Table of Content

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Updates to Federal Income Tax Considerations in Form S-3 Registration Statement

Updates to our discussion of federal income tax considerations are included in Exhibit 99.1 attached hereto, which is incorporated herein by reference. Exhibit 99.1 supplements, supersedes, and replaces where inconsistent with, and should be read together with, the disclosure under the heading “Material U.S. Federal Income Tax Considerations” in the prospectus dated February 28, 2023, which is a part of our Registration Statement on Form S-3 (File No. 333-270080), as amended. Our updated discussion addresses recently enacted tax law changes.

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

4.1	Form of Armada Hoffler, L.P. 5.57% Senior Note, Series A, due July 22, 2028 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

4.2	Form of Armada Hoffler, L.P. 5.78% Senior Note, Series B, due July 22, 2030 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

4.3	Form of Armada Hoffler, L.P. 6.09% Senior Note, Series C, due July 22, 2032 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

10.1	Term Sheet, dated April 29, 2025, by and between Baltimore Parcel 4, LLC and Harbor Point Parcel 4 Holdings, LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

10.2	Note Purchase Agreement, dated July 22, 2025, among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and the Purchasers party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Update to Federal Income Tax Considerations.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Table of Content
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: August 7, 2025	/s/ Shawn J. Tibbetts
Shawn J. Tibbetts
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2025	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)