Form 10-Q
period 2025-09-30
Armada Hoffler Properties, Inc.
filed 2025-11-05
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
☐ Yes     ☒  No
As of October 31, 2025, the registrant had 80,153,392 shares of common stock, $0.01 par value per share, outstanding. In addition, as of October 31, 2025, Armada Hoffler, L.P., the registrant's operating partnership subsidiary, had 23,521,226 units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant).

Table of Content
ARMADA HOFFLER PROPERTIES, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Table of Content
PART I. Financial Information

Item 1.    Financial Statements

ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$2,441,965	$2,173,787
Held for development	5,683	5,683
Construction in progress	27,890	17,515
	2,475,538	2,196,985
Accumulated depreciation	(504,419)	(451,907)
Net real estate investments	1,971,119	1,745,078
Real estate investments held for sale	4,800	4,800
Cash and cash equivalents	46,511	70,642
Restricted cash	3,313	1,581
Accounts receivable, net	58,274	52,860
Notes receivable, net	152,288	132,565
Construction receivables, including retentions, net	34,587	84,624
Construction contract costs and estimated earnings in excess of billings	2,638	6
Equity method investments	47,880	158,151
Operating lease right-of-use assets	22,669	22,841
Finance lease right-of-use assets	87,868	88,986
Acquired lease intangible assets	80,181	89,739
Other assets	65,007	60,990
Total Assets	$2,577,135	$2,512,863
LIABILITIES AND EQUITY
Indebtedness, net	$1,485,657	$1,295,559
Accounts payable and accrued liabilities	41,295	38,840
Construction payables, including retentions	39,658	104,495
Billings in excess of construction contract costs and estimated earnings	5,755	5,871
Operating lease liabilities	31,242	31,365
Finance lease liabilities	93,280	92,646
Other liabilities	36,609	54,418
Total Liabilities	1,733,496	1,623,194

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of September 30, 2025 and December 31, 2024	171,085	171,085
Common stock,$0.01 par value, 500,000,000 shares authorized; 80,154,922 and 79,695,938 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	804	797
Additional paid-in capital	723,800	714,640
Distributions in excess of earnings	(257,724)	(218,623)
Accumulated other comprehensive income	870	2,737
Total stockholders’ equity	638,835	670,636
Noncontrolling interests in investment entities	8,662	9,180
Noncontrolling interests in Operating Partnership	196,142	209,853
Total Equity	843,639	889,669
Total Liabilities and Equity	$2,577,135	$2,512,863

See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenues	$68,724	$68,598	$197,672	$193,744
General contracting and real estate services revenues	23,192	114,353	101,782	358,167
Interest income	4,166	4,701	12,534	13,959
Total revenues	96,082	187,652	311,988	565,870

Expenses
Rental expenses	17,622	16,652	49,323	46,344
Real estate taxes	6,148	6,184	18,675	17,995
General contracting and real estate services expenses	21,128	110,987	96,970	346,385
Depreciation and amortization	23,113	23,684	68,081	65,697
General and administrative expenses	4,447	5,187	17,831	15,564
Acquisition, development, and other pursuit costs	10	2	350	5,530
Impairment charges	350	—	350	1,494
Total expenses	72,818	162,696	251,580	499,009
Operating income	23,264	24,956	60,408	66,861
Interest expense	(22,718)	(21,387)	(62,098)	(60,589)
Equity in income (loss) of unconsolidated real estate entities	38	—	(2,197)	—
Gain on consolidation of real estate entities	—	—	6,915	—
Loss on extinguishment of debt	(69)	(113)	(69)	(113)
Change in fair value of derivatives and other	(1,216)	(10,308)	(1,778)	6,978
Unrealized credit loss release (provision)	126	(198)	313	(53)
Other income (expense), net	28	96	(44)	254
(Loss) income before taxes	(547)	(6,954)	1,450	13,338
Income tax (provision) benefit	(192)	(592)	185	120
Net (loss) income	(739)	(7,546)	1,635	13,458
Net loss (income) attributable to noncontrolling interests:
Investment entities	51	17	131	(34)
Operating Partnership	768	2,491	1,458	(1,217)
Net income (loss) attributable to Armada Hoffler Properties, Inc.	80	(5,038)	3,224	12,207
Preferred stock dividends	(2,887)	(2,887)	(8,661)	(8,661)
Net (loss) income attributable to common stockholders	$(2,807)	$(7,925)	$(5,437)	$3,546
Net income (loss) attributable to common stockholders per share (basic and diluted)	$(0.04)	$(0.11)	$(0.07)	$0.05
Weighted-average common shares outstanding (basic and diluted)	80,155	68,931	80,101	67,630

Comprehensive (loss) income:
Net (loss) income	$(739)	$(7,546)	$1,635	$13,458
Unrealized cash flow hedge gains (losses)	99	(3,350)	(1,317)	1,188
Realized cash flow hedge gains reclassified to net income (loss)	(324)	(1,325)	(948)	(6,365)
Comprehensive (loss) income	(964)	(12,221)	(630)	8,281
Comprehensive income attributable to noncontrolling interests:
Investment entities	10	17	22	5
Operating Partnership	826	3,609	1,966	14
Comprehensive (loss) income attributable to Armada Hoffler Properties, Inc.	$(128)	$(8,595)	$1,358	$8,300
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data) (Unaudited)

	Preferred stock	Common stock	Additional paid-in capital		Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2024	$171,085	$797	$714,640		$(218,623)	$2,737	$670,636	$9,180	$209,853	$889,669
Net loss	—	—	—		(2,805)	—	(2,805)	(3)	(1,535)	(4,343)
Unrealized cash flow hedge losses	—	—	—		—	(827)	(827)	—	(223)	(1,050)
Realized cash flow hedge gains (losses) reclassified to net loss	—	—	—		—	(279)	(279)	41	(75)	(313)
Net costs from issuance of common stock	—	—	(14)		—	—	(14)	—	—	(14)
Restricted stock awards, net	—	5	2,254		—	—	2,259	—	—	2,259
Redemption of operating partnership units	—	3	2,525		—	—	2,528	—	(2,532)	(4)
Distributions to noncontrolling interests	—	—	—			—	—	(301)	—	(301)
Dividends declared on preferred stock	—	—	—		(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.140 per share and unit)	—	—	—		(11,220)	—	(11,220)	—	(3,044)	(14,264)
Balance, March 31, 2025	$171,085	$805	$719,405		$(235,535)	$1,631	$657,391	$8,917	$202,444	$868,752
Net income (loss)	—	—	—		5,949	—	5,949	(77)	845	6,717
Unrealized cash flow hedge losses	—	—	—		—	(287)	(287)	—	(79)	(366)
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—		—	(265)	(265)	30	(76)	(311)
Net costs from issuance of common stock	—	—	(52)		—	—	(52)	—	—	(52)
Restricted stock awards, net	—	(1)	1,365		—	—	1,364	—	—	1,364
Non-controlling interest recognized upon consolidation	—	—	—		—	—	—	36,323	—	36,323
Acquisition of noncontrolling interest in real estate entity	—	—	2,014		—	—	2,014	(36,323)	—	(34,309)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(135)	—	(135)
Dividends declared on preferred stock	—	—	—		(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.140 per share and unit)	—	—	—		(11,222)	—	(11,222)	—	(3,083)	(14,305)
Balance, June 30, 2025	$171,085	$804	$722,732		$(243,695)	$1,079	$652,005	$8,735	$200,051	$860,791
Net income (loss)	—	—	—		80	—	80	(51)	(768)	(739)
Unrealized cash flow hedge gains	—	—	—		—	78	78	—	21	99
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—		—	(287)	(287)	41	(78)	(324)
Net costs from issuance of common stock	—	—	(28)		—	—	(28)	—	—	(28)
Restricted stock awards, net	—	—	1,123		—	—	1,123	—	—	1,123
Acquisition of noncontrolling interest in real estate entity	—	—	(27)		—	—	(27)	—	—	(27)
Redemption of operating partnership units	—	—	—		—	—	—	—	(11)	(11)
Distributions to noncontrolling interests	—	—	—		—	—	—	(63)	—	(63)
Dividends declared on preferred stock	—	—	—		(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.140 per share and unit)	—	—	—		(11,222)	—	(11,222)	—	(3,073)	(14,295)
Balance, September 30, 2025	$171,085	$804	$723,800		$(257,724)	$870	$638,835	$8,662	$196,142	$843,639

Table of Content

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2023	$171,085	$668	$580,687	$(184,724)	$4,906	$572,622	$9,986	$222,570	$805,178
Net income	—	—	—	14,073	—	14,073	34	3,618	17,725
Unrealized cash flow hedge gains	—	—	—	—	2,664	2,664	29	861	3,554
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(2,700)	(2,700)	(68)	(874)	(3,642)
Net costs from issuance of common stock	—	—	(10)	—	—	(10)	—	—	(10)
Restricted stock awards, net	—	2	1,394	—	—	1,396	—	—	1,396
Redemption of operating partnership units	—	—	(22)	—	—	(22)	—	(96)	(118)
Distributions to noncontrolling interests	—	—	—	—	—	—	(336)	—	(336)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(13,733)	—	(13,733)	—	(4,450)	(18,183)
Balance, March 31, 2024	$171,085	$670	$582,049	$(187,271)	$4,870	$571,403	$9,645	$221,629	$802,677
Net income	—	—	—	3,172	—	3,172	17	90	3,279
Unrealized cash flow hedge gains	—	—	—	—	743	743	—	241	984
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(1,056)	(1,056)	—	(342)	(1,398)
Net proceeds from issuance of common stock	—	4	4,259	—	—	4,263	—	—	4,263
Restricted stock awards, net	—	—	809	—	—	809	—	—	809
Distributions to noncontrolling interests	—	—	—	—	—	—	(151)	—	(151)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(13,713)	—	(13,713)	—	(4,457)	(18,170)
Balance, June 30, 2024	$171,085	$674	$587,117	$(200,699)	$4,557	$562,734	$9,511	$217,161	$789,406
Net loss	—	—	—	(5,038)	—	(5,038)	(17)	(2,491)	(7,546)
Unrealized cash flow hedge losses	—	—	—	—	(2,549)	(2,549)	—	(801)	(3,350)
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(1,008)	(1,008)	—	(317)	(1,325)
Net proceeds from issuance of common stock	—	122	125,099	—	—	125,221	—	—	125,221
Restricted stock awards, net	—	—	805	—	—	805	—	—	805
Redemption of operating partnership units	—	1	788	—	—	789	—	(857)	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	(106)	—	(106)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.205 per share and unit)	—	—	—	(14,215)	—	(14,215)	—	(4,443)	(18,658)
Balance, September 30, 2024	$171,085	$797	$713,809	$(222,839)	$1,000	$663,852	$9,388	$208,252	$881,492
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$1,635	$13,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of buildings and tenant improvements	54,042	50,347
Amortization of leasing costs, in-place lease intangibles, and right-of-use assets	14,039	15,350
Accrued straight-line rental revenue	(7,786)	(5,499)
Amortization of leasing incentives and above or below-market rents	(1,465)	(1,227)
Accrued straight-line ground rent expense	(22)	23
Unrealized credit loss provision (release)	(313)	53
Adjustment for uncollectible lease accounts	2,457	1,532
Noncash stock compensation	5,900	3,857
Noncash acquisition, development, and other pursuit costs	—	5,528
Impairment charges	350	1,494
Noncash interest expense	3,967	2,967
Gain on consolidation of real estate entities	(6,915)	—
Noncash loss on extinguishment of debt	69	113
Change in fair value of derivatives and other	17,567	12,109
Adjustment for receipts on off-market interest rate derivatives	(16,942)	(7,582)
Equity in income of unconsolidated real estate entities	2,197	—
Changes in operating assets and liabilities:
Property assets	(5,071)	(9,239)
Property liabilities	6,090	9,442
Construction assets	49,693	28,290
Construction liabilities	(70,380)	(17,188)
Interest receivable	(11,612)	(12,611)
Net cash provided by operating activities	37,500	91,217
INVESTING ACTIVITIES
Development of real estate investments	(7,971)	(27,083)
Tenant and building improvements	(35,773)	(19,064)
Notes receivable issuances	(21,632)	(37,044)
Notes receivable paydowns	—	25,796
Payments to purchase off-market interest rate derivatives	(18,535)	—
Receipts on off-market interest rate derivatives	16,942	7,582
Leasing costs	(5,936)	(4,462)
Leasing incentives	(10)	(10)
Contributions to equity method investments	(6,615)	(13,299)
Net cash used for investing activities	(79,530)	(67,584)
FINANCING ACTIVITIES
(Costs)/proceeds from issuance of common stock, net	(94)	129,474
Common shares tendered for tax withholding	(1,377)	(1,140)
Debt issuances, credit facility, and construction loan borrowings	340,044	215,581
Debt and credit facility repayments, including principal amortization	(172,887)	(146,233)
Debt issuance costs	(2,644)	(1,048)
Cash paid on extinguishment of debt	(69,460)	(141,579)
Acquisition of non-controlling interest in consolidated real estate investments	(4,227)	—
Redemption of operating partnership units	(15)	(186)
Distributions to noncontrolling interests	(499)	(593)
Dividends and distributions	(69,210)	(62,349)
Net cash provided by (used for) financing activities	19,631	(8,073)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,399)	15,560
Cash, cash equivalents, and restricted cash, beginning of period	72,223	30,166
Cash, cash equivalents, and restricted cash, end of period (1)	$49,824	$45,726
See Notes to Condensed Consolidated Financial Statements.

Table of Content
ARMADA HOFFLER PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosures:
(Decrease) increase in dividends and distributions payable	$(17,685)	$1,323
(Decrease) increase in accrued improvements and development costs	(6,811)	2,283
Operating Partnership units redeemed for common shares	2,528	767
Acquisitions of noncontrolling interests	16,653	—
Notes receivable redeemed for acquisition of non-controlling interests	13,335	—
Equity method investment redeemed due to consolidation	114,689	—

(1) The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$46,511	$43,852
Restricted cash (a)	3,313	1,874
Cash, cash equivalents, and restricted cash	$49,824	$45,726
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

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership") and, as of September 30, 2025, owned 77.3% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly-owned subsidiaries thereof. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock and certain related formation transactions on May 13, 2013.

As of September 30, 2025, the Company's stabilized operating portfolio consisted of the following properties:

Property(1)	Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
4525 Main Street Retail*	Virginia Beach, Virginia	100%
4621 Columbus Retail*	Virginia Beach, Virginia	100%
Columbus Village*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
The Cosmopolitan Retail*	Virginia Beach, Virginia	100%
Two Columbus Retail*	Virginia Beach, Virginia	100%
West Retail*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Retail*	Baltimore, Maryland	90%
Point Street Retail*	Baltimore, Maryland	100%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail	Newport News, Virginia	65%	(2)
Delray Beach Plaza	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%
Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%
Parkway Centre	Moultrie, Georgia	100%

Table of Content

Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Southeast Sunbelt
Chronicle Mill Retail	Belmont, North Carolina	85%	(2)
North Hampton Market	Taylors, South Carolina	100%
One City Center Retail*	Durham, North Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza Retail	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Liberty Retail	Newport News, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%
The Edison Retail	Richmond, Virginia	100%

Office
Town Center of Virginia Beach
249 Central Park Office*	Virginia Beach, Virginia	100%
4525 Main Street Office*	Virginia Beach, Virginia	100%
4605 Columbus Office*	Virginia Beach, Virginia	100%
Armada Hoffler Tower*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus Office*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Office	Belmont, North Carolina	85%	(2)
One City Center Office*	Durham, North Carolina	100%
Providence Plaza Office	Charlotte, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic
Brooks Crossing Office	Newport News, Virginia	100%

Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, Virginia	100%

Table of Content

Premier Apartments*	Virginia Beach, Virginia	100%
The Cosmopolitan*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, Maryland	90%
1405 Point*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Apartments	Belmont, North Carolina	85%	(2)
The Everly	Gainesville, Georgia	100%
Chandler Residences*	Roswell, Georgia	100%
Mid-Atlantic
The Edison	Richmond, Virginia	100%
Liberty Apartments	Newport News, Virginia	100%
Smith's Landing	Blacksburg, Virginia	100%
________________________________________
*Represents a property located within a mixed-use community.
(1) The Company generally considers a property to be stabilized upon the earlier of (a) the quarter after the property reaches 80% occupancy, or (b) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment or impacted by significant disruptive events (e.g. fire, flood) is no longer considered stabilized until the redevelopment or repair activities are complete, the asset is placed back into service, and the stabilization criteria above are again met. A property may also be fully or partially taken out of service as a result of a disposition, depending on the significance of the portion of the property disposed. A property classified as Held for Sale is not considered stabilized.
(2) The Company is entitled to a preferred return on its investment in this property.

As of September 30, 2025, the following properties were under development, under redevelopment, or unstabilized:

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

Segments

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance across the enterprise. Segment information is prepared on the same basis that the CODM reviews information for operational decision-making purposes. The CODM evaluates the performance of each of the Company’s properties and real estate ventures individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. The Company operates in five business segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. The Company’s general contracting and real estate services business develops and builds properties for its own account and also provides construction and development services to both related and third parties. The Company's real estate financing segment includes the Company's real estate financing loans and preferred equity investments on development projects. The Company's CODM has been identified to collectively include the Chief Executive Officer and the Chief Financial Officer for the three and nine months ended September 30, 2025.

Reclassifications

For the three and nine months ended September 30, 2024, the Company reclassified amortization of right-of-use assets - finance leases of $0.4 million and $1.2 million, respectively, from its separate financial statement line item to be included within depreciation and amortization. As a result, depreciation and amortization for the three and nine months then ended increased similarly, compared to previous reporting. These reclassifications had no effect on net income or stockholders' equity as previously reported.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted:

Income Taxes

In December 2023, the FASB issued ASU 2023-09 as an update to ASC Topic 740, which will become effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 enhances the disclosures surrounding income taxes, specifically in relation to the rate reconciliation table and income taxes paid. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

Table of Content
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

Table of Content
The following tables set forth financial information by segment for the three and nine months ended September 30, 2025 and 2024 (in thousands) and includes a reconciliation of the primary measure of segment profit (NOI) to net income (loss):

	For the Three Months Ended September 30, 2025
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (1)	Total
Revenues
Rental revenues	$25,427	$26,025	$17,272	$—	$—	$—	$68,724
General contracting and real estate services revenues (2)	—	—	—	23,192	—	—	23,192
Interest income (real estate financing segment)	—	—	—	—	3,851	315	4,166
Total revenues	25,427	26,025	17,272	23,192	3,851	315	96,082
Expenses
Rental expenses (3)	4,347	6,917	6,358	—	—	—	17,622
Real estate taxes	2,374	2,248	1,526	—	—	—	6,148
General contracting and real estate services expenses (2)	—	—	—	21,128	—	—	21,128
Interest expense (real estate financing segment) (4)	—	—	—	—	2,151	—	2,151
Total segment operating expenses	6,721	9,165	7,884	21,128	2,151	—	47,049
Segment net operating income	18,706	16,860	9,388	2,064	1,700	315	49,033
Interest income (excluding real estate financing segment)	9	—	21	—	—	(30)	—
Depreciation and amortization	(7,714)	(9,099)	(5,778)	—	—	(522)	(23,113)
General and administrative expenses	—	—	—	—	—	(4,447)	(4,447)
Acquisition, development, and other pursuit costs	—	—	—	(10)	—	—	(10)
Impairment charges	—	29	(55)	(100)	—	(224)	(350)
Interest expense (excluding real estate financing segment) (5)	(6,878)	(8,217)	(5,472)	—	—	—	(20,567)
Equity in income of unconsolidated real estate entities	4	34	—	—	—	—	38
Loss on extinguishment of debt	17	(36)	(50)	—	—	—	(69)
Change in fair value of derivatives and other	(557)	(361)	(69)	—	(229)	—	(1,216)
Unrealized credit loss release (provision)	—	—	—	—	127	(1)	126
Other income (expense), net	(5)	1	(14)	—	—	46	28
Income tax provision	—	—	—	(192)	—	—	(192)
Net income (loss)	$3,582	$(789)	$(2,029)	$1,762	$1,598	$(4,863)	$(739)

Table of Content

	For the Three Months Ended September 30, 2024
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (1)	Total
Revenues
Rental revenues	$26,161	$27,784	$14,653	$—	$—	$—	$68,598
General contracting and real estate services revenues (2)	—	—	—	114,353	—	—	114,353
Interest income (real estate financing segment)	—	—	—	—	4,072	629	4,701
Total revenues	26,161	27,784	14,653	114,353	4,072	629	187,652
Expenses
Rental expenses (3)	5,104	6,307	5,241	—	—	—	16,652
Real estate taxes	2,466	2,360	1,358	—	—	—	6,184
General contracting and real estate services expenses (2)	—	—	—	110,987	—	—	110,987
Interest expense (real estate financing segment) (4)	—	—	—	—	1,724	—	1,724
Total segment operating expenses	7,570	8,667	6,599	110,987	1,724	—	135,547
Segment net operating income	18,591	19,117	8,054	3,366	2,348	629	52,105
Interest income (excluding real estate financing segment)	23	—	41	—	—	(64)	—
Depreciation and amortization	(8,627)	(10,692)	(4,213)	—	—	(152)	(23,684)
General and administrative expenses	—	—	—	—	—	(5,187)	(5,187)
Acquisition, development, and other pursuit costs	—	—	—	—	—	(2)	(2)
Interest expense (excluding real estate financing segment) (5)	(7,575)	(7,397)	(4,691)	—	—	—	(19,663)
Loss on extinguishment of debt	(58)	—	(55)	—	—	—	(113)
Change in fair value of derivatives and other	(3,650)	(2,729)	(991)	—	(1,270)	(1,668)	(10,308)
Unrealized credit loss release (provision)	—	—	—	—	(198)	—	(198)
Other income (expense), net	31	50	(2)	—	—	17	96
Income tax provision	—	—	—	(592)	—	—	(592)
Net income (loss)	$(1,265)	$(1,651)	$(1,857)	$2,774	$880	$(6,427)	$(7,546)

Table of Content

	For the Nine Months Ended September 30, 2025
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (1)	Total
Revenues
Rental revenues	$74,995	$74,315	$48,362	$—	$—	$—	$197,672
General contracting and real estate services revenues (2)	—	—	—	101,782	—	—	101,782
Interest income (real estate financing segment)	—	—	—	—	$11,260	1,274	12,534
Total revenues	74,995	74,315	48,362	101,782	11,260	1,274	311,988
Expenses
Rental expenses (3)	13,051	19,555	16,717	—	—	—	49,323
Real estate taxes	6,943	7,216	4,516	—	—	—	18,675
General contracting and real estate services expenses (2)	—	—	—	96,970	—	—	96,970
Interest expense (real estate financing segment) (4)	—	—	—	—	5,792	—	5,792
Total segment operating expenses	19,994	26,771	21,233	96,970	5,792	—	170,760
Segment net operating income	55,001	47,544	27,129	4,812	5,468	1,274	141,228
Interest income (excluding real estate financing segment)	30	12	104	—	—	(146)	—
Depreciation and amortization	(24,290)	(27,184)	(15,827)	—	—	(780)	(68,081)
General and administrative expenses	—	—	—	—	—	(17,831)	(17,831)
Acquisition, development, and other pursuit costs	—	—	—	(267)	—	(83)	(350)
Impairment charges	—	29	(55)	(100)	—	(224)	(350)
Interest expense (excluding real estate financing segment) (5)	(19,841)	(22,526)	(13,939)	—	—	—	(56,306)
Equity in loss of unconsolidated real estate entities	(138)	(1,060)	(999)	—	—	—	(2,197)
Gain on consolidation of real estate entities	421	2,888	3,606	—	—	—	6,915
Loss on extinguishment of debt	17	(36)	(50)	—	—	—	(69)
Change in fair value of derivatives and other	(919)	(349)	(178)	—	(332)	—	(1,778)
Unrealized credit loss release	—	—	—	—	72	241	313
Other income (expense), net	—	—	—	—	—	(44)	(44)
Income tax benefit	—	—	—	185	—	—	185
Net income (loss)	10,281	(682)	(209)	4,630	5,208	(17,593)	1,635

Table of Content

	For the Nine Months Ended September 30, 2024
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services	Real Estate Financing	Other (1)	Total
Revenues
Rental revenues	$77,905	$72,532	$43,307	$—	$—	$—	$193,744
General contracting and real estate services revenues (2)	—	—	—	358,167	—	—	358,167
Interest income (real estate financing segment)	—	—	—	—	$12,038	1,921	13,959
Total revenues	77,905	72,532	43,307	358,167	12,038	1,921	565,870
Expenses
Rental expenses (3)	14,099	17,793	14,452	—	—	—	46,344
Real estate taxes	7,300	6,710	3,985	—	—	—	17,995
General contracting and real estate services expenses (2)	—	—	—	346,385	—	—	346,385
Interest expense (real estate financing segment) (4)	—	—	—	—	4,823	—	4,823
Total segment operating expenses	21,399	24,503	18,437	346,385	4,823	—	415,547
Segment net operating income	56,506	48,029	24,870	11,782	7,215	1,921	150,323
Interest income (excluding real estate financing segment)	66	—	80	—	—	(146)	—
Depreciation and amortization	(26,445)	(27,167)	(11,666)	—	—	(419)	(65,697)
General and administrative expenses	—	—	—	—	—	(15,564)	(15,564)
Acquisition, development, and other pursuit costs	—	(5,528)	—	—	—	(2)	(5,530)
Impairment charges	—	(1,494)	—	—	—	—	(1,494)
Interest expense (excluding real estate financing segment) (5)	(21,622)	(20,559)	(13,585)	—	—	—	(55,766)
Loss on extinguishment of debt	(58)	—	(55)	—	—	—	(113)
Change in fair value of derivatives and other	2,427	1,811	507	—	919	1,314	6,978
Unrealized credit loss provision	—	—	—	—	(49)	(4)	(53)
Other income (expense), net	73	139	(17)	—	—	59	254
Income tax benefit (provision)	—	1,634	—	(1,514)	—	—	120
Net income (loss)	$10,947	$(3,135)	$134	$10,268	$8,085	$(12,841)	$13,458
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

Table of Content
(2) General contracting and real estate services revenues for the three months ended September 30, 2025 and 2024 exclude revenues related to intercompany construction contracts of $4.6 million and $2.3 million, respectively, which are eliminated in consolidation. General contracting and real estate services revenues for the nine months ended September 30, 2025 and 2024 exclude revenues related to intercompany construction contracts of $11.8 million and $15.0 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the three months ended September 30, 2025 and 2024 exclude expenses related to intercompany construction contracts of $4.6 million and $2.3 million, respectively, which are eliminated in consolidation. General contracting and real estate services expenses for the nine months ended September 30, 2025 and 2024 exclude expenses related to intercompany construction contracts of $11.6 million and $14.9 million, respectively, which are eliminated in consolidation.
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

Table of Content
The following table summarizes key balance sheet data by segment (in thousands):

	Retail Real Estate	Office Real Estate	Multifamily Real Estate	General Contracting and Real Estate Services(a)	Real Estate Financing	Other	Total
September 30, 2025
Real estate investments, at cost	$868,115	$874,977	$732,446	$—	$—	$—	$2,475,538
Notes receivable, net	—	—	—	—	152,288	—	152,288
Equity method investments	1,685	46,195	—	—	—	—	47,880

December 31, 2024
Real estate investments, at cost	$836,740	$812,679	$547,566	$—	$—	$—	$2,196,985
Notes receivable, net	—	—	—	—	121,433	11,132	132,565
Equity method investments	7,630	62,288	88,233	—	—	—	158,151

(a) General contracting and real estate services does not have any assets because the general contracting and real estate services segment manages projects on behalf of clients and does not retain ownership of the assets. The assets are primarily comprised of cash and accounts receivable. Refer to note 8 for further information.

4. Leases

Lessee Disclosures

As a lessee, the Company has nine ground leases across nine properties. These ground leases have maximum lease terms (including renewal options) that expire between 2074 and 2117. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Five of these leases have been classified as operating leases and four of these leases have been classified as finance leases. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

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

Rental revenue for the three and nine months ended September 30, 2025 and 2024 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Base rent and tenant charges	$65,336	$65,840	$188,506	$187,018
Accrued straight-line rental adjustment	2,983	2,333	7,786	5,499
Lease incentive amortization	(50)	(105)	(166)	(343)
(Above) below market lease amortization, net	455	530	1,546	1,570
Total rental revenue	$68,724	$68,598	$197,672	$193,744

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

Table of Content
6. Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and will serve as the project's general contractor. During the nine months ended September 30, 2025, the Company invested $3.8 million in Harbor Point Parcel 3. The Company has an estimated equity commitment of up to $56.3 million relating to this project. As of September 30, 2025, the Company has contributed $50.4 million.

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

7. Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following notes receivable outstanding as of September 30, 2025 and December 31, 2024 ($ in thousands):

		Outstanding loan amount
		September 30, 2025			December 31, 2024
Real Estate Financing Project	Maturity Date	Principal	Accrued interest and fees(a)	Total loan amount(b)	Total loan amount(b)	Maximum principal commitment	Interest rate		Interest compounding
Solis Gainesville II	10/3/2026	$19,595	$6,877	$26,472	$25,291	$19,595	6.0%	(c)	Annually
Solis Kennesaw	5/25/2027	37,870	11,490	49,360	45,562	37,870	9.0%	(c)	Annually
Solis Peachtree Corners	10/31/2027	28,440	8,940	37,380	33,549	28,440	15.0%	(c)	Annually
The Allure at Edinburgh	1/16/2028	9,228	2,719	11,947	11,215	9,228	10.0%	(d)	None
Solis North Creek	8/8/2030	26,767	2,399	29,166	5,816	26,767	12.0%	(c)	Annually
Total mezzanine & preferred equity		$121,900	$32,425	$154,325	$121,433	$121,900
Other notes receivable				—	12,984
Allowance for credit losses(e)				(2,037)	(1,852)
Total notes receivable				$152,288	$132,565
________________________________________
(a) Reflects accrued interest and unused commitment fees, net of discounts due to unamortized equity fees.
(b) Outstanding loan amounts include any accrued and unpaid interest, and accrued fees, as applicable.
(c) The interest rate varies over the life of the loans and the Company also earns an unused commitment fee on amounts not drawn on the loans.
(d) The interest rate varies over the life of the loan.

Table of Content
(e) The amounts as of September 30, 2025 and December 31, 2024 exclude less than $0.1 million and $0.5 million, respectively, of Current Expected Credit Losses (“CECL”) allowance that relates to the unfunded commitments, which were recorded as a liability under other liabilities in the consolidated balance sheets.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and nine months ended September 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Real Estate Financing Project	2025		2024		2025		2024
Solis Gainesville II	$398	(a)(b)	$794	(a)(b)	$1,184	(a)(b)	$2,366	(a)(b)
Solis Kennesaw	1,077	(a)(b)	1,437	(a)(b)	3,798	(a)(b)	3,988	(a)(b)
Solis Peachtree Corners	1,378	(a)(b)	1,067	(a)(b)	3,831	(a)(b)	2,867	(a)(b)
The Allure at Edinburgh	232		348		732		1,036
Solis City Park II(c)	—	(c)	127	(a)	—	(c)	1,482	(a)
Solis North Creek	767	(b)	299	(b)	1,717	(b)	299	(b)
Total mezzanine & preferred equity	3,852		4,072		11,262		12,038
Other interest income	313		629		1,272		1,921
Total interest income	$4,166		$4,701		$12,534		$13,959
________________________________________
(a) Includes recognition of interest income related to fee amortization.
(b) Includes recognition of unused commitment fees.
(c) This note receivable was redeemed on July 10, 2024.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of September 30, 2025, the Company had five real estate financing investments, which are secured by development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

The Company updated the risk ratings for each of its notes receivable as of September 30, 2025 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of September 30, 2025 was "Pass" rated. The Company's analysis resulted in an allowance for loan losses of approximately $2.0 million as of September 30, 2025, of which an allowance related to unfunded commitments of less than $0.1 million as of September 30, 2025 was recorded as other liabilities on the consolidated balance sheet.

Table of Content

At September 30, 2025, the Company reported $152.3 million of notes receivable, net of allowances of $2.0 million. At December 31, 2024, the Company reported $132.6 million of notes receivable, net of allowances of $1.9 million. Changes in the allowance for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,852	$509	$2,361	$1,472	$732	$2,204
Unrealized credit loss provision (release)	395	(467)	(72)	294	(181)	113
Release due to redemption	(210)	(31)	(241)	(60)	—	(60)
Ending balance	$2,037	$11	$2,048	$1,706	$551	$2,257

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of September 30, 2025, no loans were placed on non-accrual status.

8. Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of September 30, 2025 during the next 12 to 24 months following September 30, 2025. The Company expects to collect these billings progressively over this period.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$6	$5,871	$104	$21,414
Revenue recognized that was included in the balance at the beginning of the period	—	(5,871)	—	(21,414)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	7,724	—	14,318
Transferred to receivables	(6)	—	(106)	—
Construction contract costs and estimated earnings not billed during the period	2,638	—	315	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	—	(1,969)	2	(2,437)
Ending balance	$2,638	$5,755	$315	$11,881

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $2.5 million and $1.9 million were deferred as of September 30, 2025 and December 31, 2024, respectively. Amortization of pre-contract costs for the nine months ended September 30, 2025 and 2024 was less than $0.1 million and less than $0.1 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of September 30, 2025 and December 31, 2024, construction receivables included retentions of $9.8 million and $38.2

Table of Content
million, respectively. The Company expects to collect substantially all construction receivables outstanding as of September 30, 2025 during the next 12 to 24 months following September 30, 2025. As of September 30, 2025 and December 31, 2024, construction payables included retentions of $13.4 million and $44.9 million, respectively. The Company intends to settle all construction payables, including retainage recorded, as of September 30, 2025 within the next 12 to 24 months following September 30, 2025. Payments will be made progressively over this period.

The Company’s net position on uncompleted construction contracts comprised the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Costs incurred on uncompleted construction contracts	$942,588	$1,006,508
Estimated earnings	30,607	37,250
Billings	(976,312)	(1,049,623)
Net position	$(3,117)	$(5,865)

Construction contract costs and estimated earnings in excess of billings	$2,638	$6
Billings in excess of construction contract costs and estimated earnings	(5,755)	(5,871)
Net position	$(3,117)	$(5,865)
As of September 30, 2025, the Company’s net position on uncompleted construction contracts reflects the aggregate of costs incurred and recognized profits less progress billings on ongoing projects. A negative net position indicates that billings exceed costs and recognized profits. Changes in the net position from December 31, 2024 primarily reflect project progress, timing of customer billings, and costs incurred on ongoing contracts.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Beginning backlog	$90,521	$302,850
New contracts/change orders	935	4,886
Work performed	(7,564)	(114,614)
Ending backlog	$83,892	$193,122

The Company expects to complete a majority of the uncompleted contracts in place as of September 30, 2025 during the next 12 to 24 months following September 30, 2025.

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

Table of Content

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

As of September 30, 2025 and December 31, 2024, the outstanding balance on the revolving credit facility was $200.0 million and $145.0 million, respectively. The outstanding balance on the term loan facility was $350.0 million as of September 30, 2025 and December 31, 2024. As of September 30, 2025, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate swaps, were 5.73% and 5.68%, respectively. After giving effect to interest rate swaps, the effective interest rates on the revolving credit facility and the term loan facility were 2.47% and 4.24%, respectively, as of September 30, 2025. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

As of September 30, 2025 and December 31, 2024, the outstanding balance on the M&T term loan facility was $135.0 million. As of September 30, 2025, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 5.68%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.78% as of September 30, 2025. The Operating Partnership may, at any time, voluntarily prepay the M&T

Table of Content
term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

As of September 30, 2025 and December 31, 2024, the outstanding balance on the TD term loan facility was $95.0 million. As of September 30, 2025, the effective interest rate on the TD term loan facility was 5.78%. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

Table of Content
Private Placement Notes

On July 22, 2025, the Company, as parent guarantor, and the Operating Partnership, as borrower, entered into a note purchase agreement (the “Note Purchase Agreement”) with institutional investors, pursuant to which the Operating Partnership sold, and the institutional investors purchased, $115.0 million aggregate principal amount of unsecured notes, consisting of (a) $25.0 million aggregate principal amount of 5.57% Senior Notes, Series A, due July 22, 2028, (b) $45.0 million aggregate principal amount of 5.78% Senior Notes, Series B, due July 22, 2030, and (c) $45.0 million aggregate principal amount of 6.09% Senior Notes, Series B, due July 22, 2032 (collectively, the “Notes”).

As of September 30, 2025, the outstanding balance of the Notes was $115.0 million.

The Notes bear interest on the outstanding principal balance at the stated rates per annum from the date of issuance, payable semiannually on January 22 and July 22 of each year, commencing January 22, 2026 until such principal becomes due and payable. The Notes are the senior unsecured obligations of the Operating Partnership and rank at least pari passu in right of payment with all other unsecured senior indebtedness of the Operating Partnership. The Operating Partnership’s obligations under the Notes are guaranteed by the Company and certain of its subsidiaries that are not otherwise prohibited from providing such guaranty.

The Operating Partnership may, at any time, voluntarily prepay all of, or from time to time any part of, any series of the Notes in an amount not less than 5% of the aggregate principal amount of such series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus the applicable Make‑Whole Amount (as defined in the Note Purchase Agreement), which will be calculated based on the prepayment date with respect to such principal amount, as set forth in the Note Purchase Agreement.

The Note Purchase Agreement contains customary representations, warranties, and other affirmative and negative covenants, which apply to the Company while the Notes are outstanding. In addition, the Note Purchase Agreement contains a number of financial covenants applicable to the Company while the Notes are outstanding, which are substantially similar to those contained in the Credit Agreement, including but not limited to (a) a maximum leverage ratio, (b) a minimum fixed charge coverage ratio, (c) a minimum unencumbered interest coverage ratio, (d) a minimum unencumbered asset value and number of unencumbered properties and (e) limitations on occupancy rate and tenant concentration of unencumbered properties. The Note Purchase Agreement includes customary events of default, including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, Employee Retirement Income Security Act 1974 (ERISA) events, and if any guarantee ceases to be in full force and effect. In certain cases, the events of default are subject to customary cure periods. The occurrence of an event of default, if not cured within the applicable cure period, would permit holders of more than 50% in aggregate principal amount of the Notes to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the Notes to be immediately due and payable.

The Company is currently in compliance with all covenants under the Credit Agreement, the M&T term loan agreement, the TD term loan agreement, and the Note Purchase Agreement Agreement, all of which are substantially similar.

Other 2025 Financing Activity

On May 1, 2025, the Company repaid the $4.4 million mortgage payable secured by the Red Mill South property.

On June 10, 2025, the Company repaid the $90.0 million construction loan secured by Allied | Harbor Point and closed on a $90.0 million term loan secured by Allied | Harbor Point.

During the nine months ended September 30, 2025, the Company borrowed $4.8 million under its existing construction loans to fund ongoing development and construction. On July 22, 2025, the Company utilized a portion of the net proceeds from the private placement of the Notes to repay the $65.0 million construction loan secured by the Southern Post mixed-use asset.

On August 1, 2025, the Company executed a modification to the loan secured by the Allied | Harbor Point mixed-use property. The modification reduced the credit spread on the loan from 2.50% to 2.00%, added an exit fee provision of 0.50% for any prepayment made until July 31, 2026, and added a new covenant requiring the borrower to maintain a minimum 15% equity investment in the project until the project achieves a debt service coverage ratio of 1.0x.

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

As of September 30, 2025, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Harbor Point Parcel 3 senior construction loan	$90,000	(a)	1-month SOFR	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	(b)	1-month SOFR	2.75%	4.35%	10/1/2023	10/1/2025
Allied Loan and floating rate pool of loans	100,000	(c)	1-month SOFR	2.75%	4.71%	11/1/2023	11/1/2025
Floating rate pool of loans	300,000	(d)	1-month SOFR	2.75%	4.35%	12/1/2023	12/1/2025
Floating rate pool of loans	320,000	(e)	1-month SOFR	2.25%	3.85%	8/1/2025	8/1/2026
Floating rate pool of loans	320,000	(e)	1-month SOFR	2.25%	3.85%	8/1/2025	8/1/2026
Floating rate pool of loans	90,000	(f)	1-month SOFR	2.25%	3.85%	8/1/2025	8/1/2026
Floating rate pool of loans	90,000	(f)	1-month SOFR	2.25%	3.85%	8/1/2025	8/1/2026
Thames Street Wharf loan	63,769	(g)	Daily SOFR	0.93%	2.33%	9/30/2021	9/30/2026
Floating rate pool of loans	150,000	(h)	1-month SOFR	2.50%	4.10%	1/2/2025	1/1/2027
M&T unsecured term loan	100,000	(g)	1-month SOFR	3.50%	5.05%	12/6/2022	12/6/2027
Liberty Retail & Apartments loan	21,000	(i)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,000	(i)	1-month SOFR	3.43%	4.98%	12/13/2022	1/21/2028
Total	$2,053,769
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
(e) The Company paid $5.5 million to reduce the swap fixed rate on July 28, 2025.
(f) The Company paid $1.5 million to reduce the swap fixed rate on July 28, 2025.
(g) Designated as a cash flow hedge.
(h) On January 3, 2025, the Company entered into an interest rate swap agreement with a notional of $150.0 million and a SOFR rate of 2.50%. The interest rate swap will expire on January 1, 2027. The Company paid a $4.6 million premium for this transaction.
(i) The Company novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024 and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid, the $67.9 million swap on the senior unsecured loan increased to $79.0 million.

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive income to interest expense in the condensed consolidated statements of comprehensive (loss) income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates recognizing approximately $1.6 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive income into earnings to offset the variability of the hedged items during this period.

On July 24, 2025, the Company entered into four interest rate swap agreements with a total notional of $820.0 million and a SOFR rate of 2.25% with an effective date of August 1, 2025. The interest rate swaps will expire on August 1, 2026. The Company paid $14.0 million in premiums for the transactions.

Table of Content
The Company’s derivatives were comprised of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$1,890,000	$12,336	$(227)	$1,020,000	$11,149	$—
Derivatives designated as accounting hedges
Interest rate swaps	163,769	1,636	(338)	166,057	4,712	—
Total derivatives	$2,053,769	$13,972	$(565)	$1,186,057	$15,861	$—

The unrealized changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$(8,004)	$(20,018)	$(18,892)	$(10,943)
Interest rate caps	—	(1)	—	22
Total unrealized change in fair value of interest rate derivatives	$(8,004)	$(20,019)	$(18,892)	$(10,921)
Comprehensive (loss) income statement presentation:
Change in fair value of derivatives and other	$(8,103)	$(16,669)	$(17,575)	$(12,109)
Unrealized cash flow hedge gains	99	(3,350)	(1,317)	1,188
Total unrealized change in fair value of interest rate derivatives	$(8,004)	$(20,019)	$(18,892)	$(10,921)

11. Equity

Stockholders’ Equity

On March 10, 2020, the Company commenced an at-the-market continuous equity offering program (the "ATM Program") through which the Company may, from time to time, issue and sell shares of its common stock and shares of its 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through its sales agents and, with respect to shares of its common stock, may enter into separate forward sales agreements to or through the forward purchaser. The Company's ATM Program does not have an expiration date.

During the nine months ended September 30, 2025, the Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of October 31, 2025.

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

In July 2025, the Company elected to satisfy redemption requests by holders of 1,789 Common OP Units with aggregate cash payments of less than $0.1 million.

Table of Content

Noncontrolling Interests

As of September 30, 2025 and December 31, 2024, the Company held a 77.3% and 78.6%, respectively, economic interest in the Operating Partnership. As of September 30, 2025, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 77.3% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of September 30, 2025, there were 23,521,226 Common OP Units and 2,111,445 LTIP Units (as defined below) not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. See Note 12 for a description of LTIP Units.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly owned operating and development properties. The noncontrolling interest in investment entities was $8.7 million and $9.2 million as of September 30, 2025 and December 31, 2024, respectively, which represents the minority partners' interest in certain consolidated real estate entities.

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

During the nine months ended September 30, 2025, the Company did not repurchase any shares of common stock or Series A Preferred Stock. As of September 30, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the nine months ended September 30, 2025, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Common Units	11/14/2024	12/26/2024	01/02/2025	$0.205	$20,779
Common Stock/Common Units	03/12/2025	03/26/2025	04/03/2025	0.140	14,264
Common Stock/Common Units	06/18/2025	06/30/2025	07/08/2025	0.140	14,293
Common Stock/Common Units	08/08/2025	09/24/2025	10/02/2025	0.140	14,294
Series A Preferred Stock	11/14/2024	01/02/2025	01/15/2025	0.421875	2,887
Series A Preferred Stock	03/12/2025	04/01/2025	04/15/2025	0.421875	2,887
Series A Preferred Stock	06/18/2025	07/01/2025	07/15/2025	0.421875	2,887
Series A Preferred Stock	08/08/2025	10/01/2025	10/14/2025	0.421875	2,887

12. Stock-Based Compensation

The Company’s Amended and Restated 2013 Equity Incentive Plan, as amended (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, LTIP Units, performance units, and other equity-based awards up to an aggregate of 6,900,000 shares of common stock. As of September 30, 2025, there were 2,120,279 shares available for issuance under the Equity Plan.

Restricted or Unrestricted Stock Awards

The Company issues performance-based awards in the form of restricted stock to certain employees (executive and non-executive). Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant

Table of Content
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

The fair value of the restricted stock awards was determined using the closing stock price as of the day before the grant date.

A summary of the unvested restricted shares is as follows:

	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	165,497	$11.81	271,540	$12.93
Granted	386,254	8.73	286,868	10.72
Vested	(381,711)	9.92	(266,319)	12.00
Forfeited	(15,785)	9.66	(11,453)	11.33
Unvested as of September 30	154,255	$8.98	280,636	$11.62

During the three months ended September 30, 2025 and 2024, in connection with the vesting of restricted stock awards, employees tendered zero and 99,220 shares, respectively, to satisfy minimum statutory tax withholding obligations. As of September 30, 2025, the total unrecognized compensation expense related to unvested shares of restricted stock was $0.6 million, which the Company expects to recognize over the next 13 months.

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

A summary of the unvested LTIP Unit awards is as follows:

Table of Content

	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	119,872	$9.66	39,694	$10.14
Granted	2,121,648	6.44	170,203	9.65
Vested	(130,075)	8.87	(90,025)	9.86
Forfeited	—	—	—	—
Unvested as of September 30	2,111,445	$6.47	119,872	$9.66

During the three months ended September 30, 2025 and 2024, there were no LTIP Units tendered to satisfy minimum statutory tax withholding obligations. As of September 30, 2025, the total unrecognized compensation expense related to unvested LTIP Units was $7.2 million, which the Company expects to recognize over the next 57 months.

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

A summary of the unvested Performance Unit awards is as follows:

	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	110,375	$11.98	110,625	$13.74
Granted	45,000	10.45	50,000	9.23
Vested(1)	—	—	—	—
Forfeited	(9,625)	11.68	(23,750)	12.13
Unvested as of September 30	145,750	$11.53	136,875	$12.38
________________________________________
(1)This represents Performance Units which are vested but not settled as shares of common stock until the following period.

Table of Content

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range		Risk Free Interest Rate	Volatility	Expected Dividends
2020	35,000	$11.57	0% to 200%		1.66%	18.0%	5.0%
2021	42,500	9.67	0% to 200%		0.17%	49.0%	4.7%
2022	47,500	17.12	0% to 200%		0.98%	50.0%	4.7%
2023	47,500	12.61	0% to 200%	(1)	4.23%	51.0%	5.4%
2024	50,000	9.23	0% to 200%	(1)	4.32%	27.0%	6.2%
2025	45,000	10.45	0% to 200%	(1)	4.35%	26.0%	6.9%
________________________________________
(1)For Performance Units granted in 2022 and beyond, only 50% of each Award is subject to the conversion range. The remainder (50%) is guaranteed 1 to 1 conversion as long as the employee remains employed at the Company.

During the three months ended September 30, 2025, there were no Performance Units tendered by employees to satisfy minimum statutory tax withholding obligations. During the three months ended September 30, 2024, in connection the vesting of Performance Units, 6,184 shares of common stock were tendered by employees to satisfy minimum statutory tax withholding obligations. As of September 30, 2025, the total unrecognized compensation expense related to unvested Performance Units was $0.8 million, which the Company expects to recognize over the next 63 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(a)	$1,493,391	$1,481,829	$1,303,650	$1,288,014
Notes receivable, net	152,288	152,288	132,565	132,565
Interest rate swap	13,972	13,972	15,861	15,861
________________________________________
(a) Excludes $7.7 million and $8.1 million of deferred financing costs as of September 30, 2025 and December 31, 2024, respectively.

Table of Content
14. Related Party Transactions

The Company provides general contracting services to Harbor Point Parcel 3. See Note 6 for more information. During the three and nine months ended September 30, 2025, the Company recognized gross profit of less than $0.1 million and $0.1 million, respectively, relating to Harbor Point Parcel 3. During the three and nine months ended September 30, 2024, the Company recognized gross profit of $0.1 million and $0.4 million, respectively, relating to Harbor Point Parcel 3.

Prior to the Company’s consolidation of Harbor Point Parcel 4, the Company provided general contracting services to Harbor Point Parcel 4. During the three and nine months ended September 30, 2025, the Company recognized no gross profit during the three months ended September 30, 2025 and $0.2 million during the nine months ended September 30, 2025, relating to Harbor Point Parcel 4. During the three and nine months ended September 30, 2024, the Company recognized gross profit of less than $0.1 million and $0.1 million, respectively, relating to Harbor Point Parcel 4. As disclosed above, on April 29, 2025, the Company entered into a binding term sheet with its partner for the Harbor Point Parcel 4 project, which set forth the terms upon which the Company obtained control of the project from the partner in the joint venture that owns Harbor Point Parcel 4, and, therefore, the joint venture is fully consolidated in the Company’s financial statements as of such date and any gross profit from Harbor Point Parcel 4 is eliminated in consolidation following such date.
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

Guarantees

In connection with certain of the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of September 30, 2025, the Company had no outstanding guarantee liabilities.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $13.0 million and $8.3 million as of September 30, 2025 and December 31, 2024, respectively.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of September 30, 2025, the Company had 5 notes receivable with a total of $6.5 million of unfunded commitments. These unfunded commitments reflect unfunded contingency. The Company considers the probability of contingency funding to be remote. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of September 30, 2025, the

Table of Content
Company has recorded a CECL allowance of less than a $0.1 million that relates to the unfunded commitments, which was recorded as a liability in other liabilities in the consolidated balance sheet. See Note 7 for more information.

16. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for disclosure.

Indebtedness

In October 2025, the Company had net draws of $1.0 million on the revolving credit facility.

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

Acquisitions

On April 29, 2025, we entered into a binding term sheet with our partner for the Harbor Point Parcel 4 project, which set forth the terms upon which we acquired the remaining partnership interest of the partner in the joint venture that owns Harbor Point Parcel 4, also known as Allied | Harbor Point. On June 10, 2025, we completed the transaction. See note 5 of the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details.

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

Table of Content

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

The balance on the Solis Gainesville II note was $26.5 million as of September 30, 2025, which includes $6.5 million of cumulative accrued interest, $0.4 million of cumulative accrued unused commitment fees and a discount of $0.1 million due to unamortized equity fees. During the three and nine months ended September 30, 2025, we recognized $0.4 million and $1.2 million, respectively, of interest income on the note. As of September 30, 2025, this note was fully funded and the development property was approximately 90% leased.

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

The balance on the Solis Kennesaw note was $49.4 million as of September 30, 2025, which includes $8.9 million of cumulative accrued interest, $2.9 million of cumulative accrued unused commitment fees and a discount of $0.2 million due to unamortized equity fees. During the three and nine months ended September 30, 2025, we recognized $1.1 million and $3.8 million, respectively, of interest income on the note. As of September 30, 2025, this note was fully funded and the development property was approximately 55% leased.

Solis Peachtree Corners

On July 26, 2023, we entered into a $28.4 million preferred equity investment for the development of a multifamily property located in Peachtree Corners, Georgia ("Solis Peachtree Corners"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on October 27, 2027, and it is accounted for as a note receivable. Our investment bears interest at a rate of 15.0% for the first 27 months. On November 1, 2025, the investment began bearing interest at a rate of 9.0% for 12 months. On November 1, 2026, the investment will again bear interest at a rate of 15.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually, and an equity fee on our commitment of $0.4 million, which is amortized through the date of redemption. The preferred equity investment is subject to a minimum interest guarantee of $12.0 million over the life of the investment, which represents approximately 30 months of interest.

The balance on the Solis Peachtree Corners note was $37.4 million as of September 30, 2025, which includes $7.0 million of cumulative accrued interest, $2.1 million of cumulative accrued unused commitment fees and a discount of $0.2 million due to unamortized equity fees. During the three and nine months ended September 30, 2025, we recognized $1.4 million and $3.8 million, respectively, of interest income on the note. As of September 30, 2025, this note was fully funded and the development property was approximately 28% leased.

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

Table of Content

The balance on The Allure at Edinburgh note was $11.9 million as of September 30, 2025, which includes $2.7 million of cumulative accrued interest. During the three and nine months ended September 30, 2025, we recognized $0.2 million and $0.7 million, respectively, of interest income on the note. As of September 30, 2025, this note was fully funded and the development property was approximately 98% leased.

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

The balance on the Solis North Creek note was $29.2 million as of September 30, 2025, which includes $1.4 million of cumulative accrued interest and $1.0 million of cumulative accrued unused commitment fees. During the three and nine months ended September 30, 2025, we recognized $0.8 million and $1.7 million, respectively, of interest income on the note. As of September 30, 2025, this note was fully funded.

Third Quarter 2025 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2025 and other recent developments:

•Net loss attributable to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $3.6 million, or $0.04 per diluted share, compared to net loss attributable to common stockholders and OP Unitholders of $10.4 million, or $0.11 per diluted share, for the three months ended September 30, 2024.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $20.2 million, or $0.20 per diluted share, compared to $12.7 million, or $0.14 per diluted share, for the three months ended September 30, 2024. See "Non-GAAP Financial Measures."

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $29.6 million, or $0.29 per diluted share, compared to $31.4 million, or $0.35 per diluted share, for the three months ended September 30, 2024. See "Non-GAAP Financial Measures."

•As of September 30, 2025, weighted average stabilized portfolio occupancy was 95.7%. Retail occupancy was 96.0%, office occupancy was 96.5%, and multifamily occupancy was 94.2%.

•Positive spreads on renewals across all segments:
▪Retail 5.7% (GAAP) and 6.5% (Cash)
▪Office 21.6% (GAAP) and 8.9% (Cash)
▪Multifamily 2.3% (GAAP and Cash)

•Executed 25 commercial lease renewals and 7 new commercial leases during the third quarter for an aggregate of 269,756 of net rentable square feet.

•Same Store Net Operating Income ("NOI") increased 1.0% on a GAAP basis compared to the quarter ended September 30, 2024.

•Third-party construction backlog as of September 30, 2025 was $83.9 million and construction gross profit for the third quarter was $2.1 million.

Table of Content
•During the third quarter of 2025, unrealized losses on non-designated interest rate derivatives that negatively affected FFO were $8.1 million. As of September 30, 2025, the value of the Company’s entire interest rate derivative portfolio, net of unrealized losses, was $13.4 million. These unrealized losses are excluded from normalized FFO.

•On July 22, 2025, we, as parent guarantor, and the Operating Partnership, as borrower, entered into a note purchase agreement with institutional investors, pursuant to which the Operating Partnership sold, and the institutional investors purchased, an aggregate of $115.0 million aggregate principal amount of senior unsecured notes of the Operating Partnership, consisting of (a) $25.0 million aggregate principal amount of 5.57% Senior Notes, Series A, due July 22, 2028, (b) $45.0 million aggregate principal amount of 5.78% Senior Notes, Series B, due July 22, 2030 and (c) $45.0 million aggregate principal amount of 6.09% Senior Notes, Series C, due July 22, 2032 (collectively, the “Notes”). The issue price for the Notes was 100% of the aggregate principal amount thereof. We utilized the net proceeds of the sale of the Notes to repay the $65 million construction loan secured by the Southern Post mixed-use asset and $48.0 million under the revolving credit facility.

•On October 16, 2025, we announced that our Board of Directors unanimously appointed Shawn J. Tibbetts as Chairman of the Board, effective January 1, 2026. This appointment represents the final step in the succession plan initiated in 2024. Mr. Tibbetts will continue to serve as President and Chief Executive Officer, and Louis S. Haddad will continue to serve as a director on our Board of Directors.

Segment Results of Operations

As of September 30, 2025, we operated our business in five segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, (iv) general contracting and real estate services, and (v) real estate financing. Our general contracting and real estate services segment is conducted through our taxable REIT subsidiary ("TRS"). "NOI" is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues for our property segments, general contracting and real estate services revenues for our general contracting and real estate services segment, and interest income for our real estate financing segment. Segment expenses include rental expenses and real estate taxes for our property segments, general contracting and real estate services expenses for our general contracting and real estate services segment, and interest expense for our real estate financing segment. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate, construction and real estate financing businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$25,426	$26,161	(735)	74,995	77,905	$(2,910)
Property expenses	6,718	7,570	(852)	19,994	21,399	(1,405)
Segment NOI	$18,708	$18,591	117	55,001	56,506	$(1,505)

Retail segment NOI for the three months ended September 30, 2025 was materially consistent with the three months ended September 30, 2024. Retail segment NOI for the nine months ended September 30, 2025 decreased $1.5 million, or

Table of Content
2.7%, compared to the nine months ended September 30, 2024 due to the disposition of the Market at Mill Creek and Nexton Square properties, partially offset by the commencement of operations at Southern Post Retail.

Retail Same Store Results

Retail same store results for the three and nine months ended September 30, 2025 and 2024 exclude Southern Post Retail, Allied | Harbor Point Retail, and Columbus Village II due to redevelopment, and Market at Mill Creek and Nexton Square due to their disposition in December 2024.

Retail same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$23,653	$23,861	$(208)	$71,888	$71,456	$432
Property expenses	6,144	6,191	(47)	18,473	17,851	622
Same Store NOI	$17,509	$17,670	$(161)	$53,415	$53,605	$(190)
Non-Same Store NOI	1,199	921	278	1,586	2,901	(1,315)
Segment NOI	$18,708	$18,591	$117	$55,001	$56,506	$(1,505)

Retail same store NOI for the three and nine months ended September 30, 2025 was materially consistent with the three and nine months ended September 30, 2024.

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$26,026	$27,784	$(1,758)	$74,315	$72,532	$1,783
Property expenses	9,165	8,667	498	26,771	24,503	2,268
Segment NOI	$16,861	$19,117	$(2,256)	$47,544	$48,029	$(485)

Office segment NOI for the three months ended September 30, 2025 decreased $2.3 million or 11.8%, primarily due to the receipt of a termination fee from one of our tenants at Wills Wharf in the third quarter of 2024, partially offset by the receipt of assignment fees from one of our tenants at The Interlock Office in the third quarter of 2025. Office segment NOI for the nine months ended September 30, 2025 was materially consistent with the nine months ended September 30, 2024, due to the receipt of a termination fee from one of our tenants at Wills Wharf in the third quarter of 2024, offset by the receipt of assignment fees from one of our tenants at The Interlock Office in the third quarter of 2025, the commencement of operations at Southern Post Office, and the consolidation of Allied | Harbor Point Office Garage.

Office Same Store Results

Office same store results for the three and nine months ended September 30, 2025 and 2024 exclude Southern Post Office and Allied | Harbor Point Office Garage.

Table of Content

Office same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$24,257	$23,599	$658	$70,966	$68,246	$2,720
Property expenses	8,405	8,434	(29)	24,697	24,198	499
Same Store NOI	$15,852	$15,165	$687	$46,269	$44,048	$2,221
Non-Same Store NOI	1,009	3,952	(2,943)	1,275	3,981	(2,706)
Segment NOI	$16,861	$19,117	$(2,256)	$47,544	$48,029	$(485)

Office same store NOI for the three and nine months ended September 30, 2025 increased $0.7 million and $2.2 million, or 4.5% and 5.0%, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to new tenants at The Interlock Office and Wills Wharf Office properties.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$17,272	$14,653	$2,619	$48,362	$43,307	$5,055
Property expenses	7,887	6,599	1,288	21,233	18,437	2,796
Segment NOI	$9,385	$8,054	$1,331	$27,129	$24,870	$2,259

Multifamily segment NOI for the three and nine months ended September 30, 2025 increased $1.3 million and $2.3 million, or 16.5% and 9.1%, respectively, as compared to the three and nine months ended September 30, 2024 primarily due to higher occupancy and stabilization in the second quarter of 2025 at Chandler Residences, and the consolidation of Allied | Harbor Point in the second quarter of 2025.

Multifamily Same Store Results

Multifamily same store results for the three and nine months ended September 30, 2025 and 2024 exclude Chandler Residences, Allied | Harbor Point and Greenside Apartments.

Multifamily same store rental revenues, property expenses and NOI for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Rental revenues	$13,282	$13,155	$127	$39,794	$39,311	$483
Property expenses	5,743	5,512	231	16,201	15,703	498
Same Store NOI	$7,539	$7,643	$(104)	$23,593	$23,608	$(15)
Non-Same Store NOI	1,846	411	1,435	3,536	1,262	2,274
Segment NOI	$9,385	$8,054	$1,331	$27,129	$24,870	$2,259

Multifamily same store NOI for the three and nine months ended September 30, 2025 was materially consistent with the three and nine months ended September 30, 2024.

Table of Content
General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and nine months ended September 30, 2025 and 2024 were as follows ($ in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2025		2024		Change	2025		2024	Change
General contracting and real estate services revenues	$23,192	0	$114,353		$(91,161)	$101,782	0	$358,167	$(256,385)
General contracting and real estate services expenses	21,128	0	110,987		(89,859)	96,970	0	346,385	(249,415)
Segment gross profit	$2,064	0	$3,366	0	$(1,302)	$4,812	0	$11,782	$(6,970)
Operating margin (1)(2)	8.9%		2.9%		1.4%	4.7%		3.3%	2.7%
________________________________________
(1)50% of the gross profit attributable to our T. Rowe Price Global HQ project is not reflected within general contracting & real estate services revenues due to elimination. For the Allied | Harbor Point development project, 77% of gross profit was eliminated through April 2025. In April 2025 the project was brought on balance sheet through consolidation and as a result, all associated revenue and cost are eliminated in consolidation. The Company remains entitled to receive cash proceeds related to the eliminated amounts. Prior to the impact of these gross profit eliminations, operating margin was 8.9% and 4.7% for the three and nine months ended September 30, 2025, respectively, and 3.2% and 3.7% for the three and nine months ended September 30, 2024, respectively.
(2)The operating margin percentage for the three months ended September 30, 2025 is higher than typical levels due to the recognition of cost savings on a third-party project completed during the quarter.

General contracting and real estate services segment gross profit for the three and nine months ended September 30, 2025 decreased $1.3 million and $7.0 million, respectively, as compared to the three and nine months ended September 30, 2024, primarily reflecting the reduction in revenue as third-party project backlog was completed. $1.4 million of the gross profit recognized for the three and nine months ended September 30, 2025 was due to savings recognized on the Solis Kennesaw contract during the period.

The changes in third party construction backlog for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning backlog	$90,521	$302,850	$123,784	$472,169
New contracts/change orders	935	4,886	61,742	80,067
Work performed	(7,564)	(114,614)	(101,634)	(359,114)
Ending backlog	$83,892	$193,122	$83,892	$193,122

As of September 30, 2025, we had $1.4 million in the backlog relating to the Harbor Point Parcel 3 development in Baltimore.

Real Estate Financing Segment Data

Real estate financing interest income, interest expense, and gross profit for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Interest income	$3,851	$4,072	$(221)	$11,260	$12,038	$(778)
Interest expense	2,151	1,724	$427	5,792	4,823	$969
Segment gross profit	$1,700	$2,348	$(648)	$5,468	$7,215	$(1,747)
Operating margin	44.1%	57.7%	(13.6)%	48.6%	59.9%	(11.3)%

Real estate financing gross profit for the three and nine months ended September 30, 2025 decreased 13.6% and 11.3%, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to decreased interest

Table of Content
rates for Solis Gainesville II, The Allure at Edinburgh, and Solis Kennesaw, partially offset by higher principal balances across multiple investments.

Consolidated Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2025 and 2024 (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues
Rental revenues	$68,724	$68,598	$126	$197,672	$193,744	$3,928
General contracting and real estate services revenues	23,192	$114,353	(91,161)	101,782	358,167	(256,385)
Interest income	4,166	$4,701	(535)	12,534	13,959	(1,425)
Total revenues	96,082	187,652	(91,570)	311,988	565,870	(253,882)

Expenses
Rental expenses	17,622	$16,652	970	49,323	46,344	2,979
Real estate taxes	6,148	$6,184	(36)	18,675	17,995	680
General contracting and real estate services expenses	21,128	$110,987	(89,859)	96,970	346,385	(249,415)
Depreciation and amortization	23,113	$23,684	(571)	68,081	65,697	2,384
General and administrative expenses	4,447	$5,187	(740)	17,831	15,564	2,267
Acquisition, development, and other pursuit costs	10	$2	8	350	5,530	(5,180)
Impairment charges	350	$—	350	350	1,494	(1,144)
Total expenses	72,818	162,696	(89,878)	251,580	499,009	(247,429)
Operating income	23,264	24,956	(1,692)	60,408	66,861	(6,453)
Interest expense	(22,718)	(21,387)	(1,331)	(62,098)	(60,589)	(1,509)
Equity in income (loss) of unconsolidated real estate entities	38	—	38	(2,197)	—	(2,197)
Gain on consolidation of real estate entities	—	—	—	6,915	—	6,915
Loss on extinguishment of debt	(69)	(113)	44	(69)	(113)	44
Change in fair value of derivatives and other	(1,216)	(10,308)	9,092	(1,778)	6,978	(8,756)
Unrealized credit loss release (provision)	126	(198)	324	313	(53)	366
Other income (expense), net	28	96	(68)	(44)	254	(298)
(Loss) income before taxes	(547)	(6,954)	6,407	1,450	13,338	(11,888)
Income tax (provision) benefit	(192)	(592)	400	185	120	65
Net (loss) income	(739)	(7,546)	6,807	1,635	13,458	(11,823)
Net loss (income) attributable to noncontrolling interests in investment entities	51	17	34	131	(34)	165
Preferred stock dividends	(2,887)	$(2,887)	—	(8,661)	(8,661)	—
Net (loss) income attributable to common stockholders and OP Unitholders	$(3,575)	$(10,416)	$6,841	$(6,895)	$4,763	$(11,658)

Table of Content

Revenues

Rental revenues for the three and nine months ended September 30, 2025 increased $0.1 million and $3.9 million, or 0.2% and 2.0%, respectively, as compared to the three and nine months ended September 30, 2024 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Retail	$25,426	$26,161	$(735)	$74,995	$77,905	$(2,910)
Office	26,026	27,784	$(1,758)	74,315	72,532	1,783
Multifamily	17,272	14,653	$2,619	48,362	43,307	5,055
	$68,724	$68,598	$126	$197,672	$193,744	$3,928

Retail rental revenues for the three and nine months ended September 30, 2025 decreased $0.7 million and $2.9 million, or 2.8% and 3.7%, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to [the dispositions of Market at Mill Creek and Nexton Square, partially offset by the commencement of operations at Southern Post Retail.

Office rental revenues for the three months ended September 30, 2025 decreased $1.8 million, or 6.3%, as compared to the three months ended September 30, 2024, primarily due to the receipt of termination fees from one of our tenants at Wills Wharf in the third quarter of 2024, partially offset by the receipt of assignment fees from one of our tenants at The Interlock Office in the third quarter of 2025. Office rental revenues for the nine months ended September 30, 2025 were materially consistent with the three and nine months ended September 30, 2024, due to the receipt of a termination fee from one of our tenants at Wills Wharf in the third quarter of 2024, offset by the receipt of assignment fees from one of our tenants at The Interlock Office in the third quarter of 2025, the commencement of operations at Southern Post Office, and the consolidation of Allied | Harbor Point Office Garage.

Multifamily rental revenues for the three and nine months ended September 30, 2025 increased $2.6 million and $5.1 million, or 17.9% and 11.7%, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to the commencement of operations at Chandler Residences in the third quarter of 2024 and stabilization in the second quarter of 2025, and the consolidation of Allied | Harbor Point in the second quarter of 2025.

General Contracting and Real Estate Services Revenues

General contracting and real estate services revenues for the three and nine months ended September 30, 2025 decreased $91.2 million and $256.4 million, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to the higher volume of work completed in 2024.

Interest Income

Interest income for the three and nine months ended September 30, 2025 decreased $0.5 million and $1.4 million, or 11.4% and 10.2%, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to the payoff of the Solis City Park II investment in July 2024, as well as decreased interest rates for Solis Gainesville II, The Allure at Edinburgh, and Solis Kennesaw, partially offset by increased principal balances for other real estate financing investments.

Rental Expenses

Rental expenses for the three and nine months ended September 30, 2025 increased $1.0 million and $3.0 million or 5.8% and 6.4%, respectively, as compared to the three and nine months ended September 30, 2024 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Retail	$4,344	$5,104	$(760)	$13,051	$14,099	$(1,048)
Office	6,918	6,307	611	19,555	17,793	1,762
Multifamily	6,360	5,241	1,119	16,717	14,452	2,265
	$17,622	$16,652	$970	$49,323	$46,344	$2,979

Table of Content
Retail rental expenses for the three months ended September 30, 2025 decreased $0.8 million, or 14.9%, compared to the three months ended September 30, 2024 primarily due to the disposition of Market at Mill Creek and Nexton Square and decreased expenses at The Interlock Retail, partially offset by the commencement of operations at Southern Post Retail. Retail rental expenses for the nine months ended September 30, 2025 decreased $1.0 million, or 7.4%, compared to the nine months ended September 30, 2024, primarily due to the disposition of Market at Mill Creek and Nexton Square and decreased expenses at The Interlock Retail, partially offset by the commencement of operations at Southern Post Retail and increased repairs and maintenance across the portfolio.

Office rental expenses for the three and nine months ended September 30, 2025 increased $0.6 million and $1.8 million, or 9.7% and 9.9%, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to increased utilities at the Harbor Point properties due to increased usage as a result of the return to office trend and commencement of operations at Southern Post Office.

Multifamily rental expenses for the three and nine months ended September 30, 2025 increased $1.1 million and $2.3 million, or 21.4% and 15.7%, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to increased utilities at the Harbor Point properties as well as the commencement of operations at Chandler Residences in the third quarter of 2024 and the consolidation of Allied | Harbor Point in the second quarter of 2025.

Real Estate Taxes

Real estate taxes for the three months ended September 30, 2025 were materially consistent as compared to the three months ended September 30, 2024. Real estate taxes for the nine months ended and September 30, 2025 increased $0.7 million, or 3.8%, as compared to the nine months ended September 30, 2024 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Retail	$2,374	$2,466	$(92)	$6,943	$7,300	$(357)
Office	2,247	2,360	(113)	7,216	6,710	506
Multifamily	1,527	1,358	169	4,516	3,985	531
	$6,148	$6,184	$(36)	$18,675	$17,995	$680

Retail real estate taxes for the three and nine months ended September 30, 2025 decreased $0.1 million and $0.4 million, or 3.7% and 4.9%, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to a decrease of $0.2 million and $0.7 million from the dispositions of Market at Mill Creek and Nexton Square, respectively, partially offset by commencement of operations at Southern Post Retail and increased assessments at select properties within the portfolio.

Office real estate taxes for the three months ended September 30, 2025 decreased $0.1 million, or 4.8%, as compared to the three months ended September 30, 2024, primarily due to a decrease in the assessment at One City Center Office, partially offset by an increase in the assessment at Constellation Office and the consolidation of Allied | Office Garage. Office real estate taxes for the nine months ended September 30, 2025 increased $0.5 million, or 7.5% as compared to the nine months ended September 30, 2024, primarily due to the consolidation of Allied | Office Garage and the commencement of operations at Southern Post Office, partially offset by a decrease in the assessment at One City Center Office.

Multifamily real estate taxes for the three and nine months ended September 30, 2025 increased $0.2 million and $0.5 million, or 12.4% and 13.3%, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to the commencement of operations at Chandler Residences in the third quarter of 2024 and the consolidation of Allied | Harbor Point in the second quarter of 2025. Excluding these assets, multifamily real estate taxes for the three and nine months ended September 30, 2025 was materially consistent with the three and nine months ended September 30, 2024.

General Contracting and Real Estate Services Expenses

General contracting and real estate services expenses for the three and nine months ended September 30, 2025 decreased $89.9 million and $249.4 million, or 81.0% and 72.0%, respectively, as compared to the three and nine months ended September 30, 2024 primarily due to the higher volume of work performed in 2024.

Depreciation and Amortization

Table of Content
Depreciation and amortization for the three months ended September 30, 2025 was materially consistent with the three months ended September 30, 2024. Depreciation and amortization for the nine months ended September 30, 2025 increased 3.6% as compared to the nine months ended September 30, 2024, primarily due to the commencement of operations at the mixed-use Southern Post property and the Chandler Residences property, as well as the consolidation of the mixed-use Allied | Harbor Point property.
General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 decreased 14.3% as compared to the three months ended September 30, 2024 due to the severance costs in the third quarter of 2024. General and administrative expenses for the nine months ended September 30, 2025 increased 14.6% as compared to the nine months ended September 30, 2024, primarily due to the double-issuance of stock compensation due to a modification in the structure of executive compensation grants, including the impact of grants in the current year that are related to the prior year's performance and grants that are related to the current year's performance. New grants are now issued in the year in which performance relates. There also was a one-time acceleration of 100% of stock compensation awarded to our former Chief Executive Officer in relation to prior year performance, and a one-time special award granted in June 2025.

Acquisition, Development, and Other Pursuit Costs

Acquisition, development, and other pursuit costs for the three months ended September 30, 2025 and 2024 were immaterial. Acquisition, development, and other pursuit costs for the nine months ended September 30, 2025 were immaterial. Acquisition, development, and other pursuit costs for the nine months ended September 30, 2025 decreased as compared to the nine months ended September 30, 2024 due to the write off of development costs related to an undeveloped land parcel in predevelopment located in Charlotte, North Carolina.

Non-Operating Income and Expenses

Interest expense for the three months ended September 30, 2025 increased 6% as compared to the three months ended September 30, 2024 due to increased borrowing to fund the Solis North Creek investment. Interest expense for the nine months ended September 30, 2025 was materially consistent with the nine months ended September 30, 2024.

Equity in loss of unconsolidated real estate entities for the three and nine months ended September 30, 2025 relates to the commencement of operations at Harbor Point Parcel 3 and Allied | Harbor Point in the first quarter of 2025 and the fourth quarter of 2024, respectively. Allied | Harbor Point was consolidated in the second quarter of 2025. Refer to Note 5 for more information.

The change in fair value of derivatives and other for the three and nine months ended September 30, 2025 included an increase in interest receipts for non-designated derivatives due to a higher notional amount of derivatives not designated as cash flow hedges outstanding, and a decrease in the fair value of our derivative instruments due to decreases in the forward SOFR curve.

Changes in unrealized credit loss provision for the three and nine months ended September 30, 2025 were immaterial.

Changes in other income (expense), net for the three and nine months ended September 30, 2025 were immaterial.

Income tax (provision) benefit for the three and nine months ended September 30, 2025 and 2024 was attributable to the taxable profits and losses of our development and construction businesses that we operate through our TRS. In 2024, there was impairment of real estate of $1.5 million and development costs of $5.5 million that were recognized during the second quarter, resulting in a tax benefit.

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

Table of Content
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

As of September 30, 2025, we had unrestricted cash and cash equivalents of $46.5 million available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $3.3 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of September 30, 2025, we had $85.8 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements. During the three months ended September 30, 2025, we decreased outstanding borrowings on our revolving credit facility by $9.0 million.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. We continue to implement this transformation in the current fiscal year. As of September 30, 2025, unsecured debt represented 60.2% of our total borrowings compared to 55.9% as of September 30, 2024.

As of September 30, 2025, we had $30.0 million in loans that will mature during the remainder of 2025 for which we plan to extend the maturity through available extension options or refinance.

ATM Program

On March 10, 2020, we commenced an at-the-market continuous equity offering program (the "ATM Program") through which we may, from time to time, issue and sell shares of our common stock and shares of our 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") having an aggregate offering price of up to $300.0 million, to or through our sales agents and, with respect to shares of our common stock, may enter into separate forward sales agreements to or through the forward purchaser. The company's ATM Program has no expiration date.

During the nine months ended September 30, 2025, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of October 31, 2025.

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

During the nine months ended September 30, 2025, we did not repurchase any shares of common stock or Series A Preferred Stock. As of September 30, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

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

Table of Content
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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $285.7 million, as of September 30, 2025.

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

Table of Content
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

Table of Content
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

Table of Content
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

Private Placement Notes

On July 22, 2025, we and the Operating Partnership entered into a note purchase agreement (the “Note Purchase Agreement”), with institutional investors, pursuant to which the Operating Partnership sold, and the institutional investors purchased,which $115.0 million aggregate principal amount of unsecured notes, consisting of (a) $25.0 million aggregate principal amount of of 5.57% Senior Notes, Series A, due July 22, 2028, (b) $45.0 million aggregate principal amount of 5.78% Senior Notes, Series B, due July 22, 2030, and (c) $45.0 million aggregate principal amount of 6.09% Senior Notes, Series C, due July 22, 2032 (collectively, the "Notes").

The Notes bear interest on the outstanding principal balance at the stated rates per annum from the date of issuance, payable semiannually on January 22 and July 22 of each year, commencing January 22, 2026 until such principal becomes due and payable. The Notes are the senior unsecured obligations of the Operating Partnership and rank at least pari passu in right of payment with all other unsecured senior indebtedness of the Operating Partnership. The Operating Partnership’s obligations under the Notes are guaranteed by us and certain of our subsidiaries that are not otherwise prohibited from providing such guaranty.

The Note Purchase Agreement contains customary representations and warranties. Under the Note Purchase Agreement, we are also subject to a number of financial covenants, affirmative covenants, and other restrictions, including the following, which are subject to a “most favored lender” provision, which automatically incorporates any changes to corresponding covenants under the Credit Agreement into the Note Purchase Agreement:

•Ratio of Secured Recourse Debt (as defined in the Note Purchase Agreement), excluding the Notes if they become Secured Indebtedness (as defined in the Note Purchase Agreement)), to total asset value of not more than 20%;
•Maintenance of a minimum of at least 15 Unencumbered Properties (as defined in the Note Purchase Agreement) with an Unencumbered Asset Value (as defined in the Note Purchase Agreement) of not less than $500.0 million at any time; and
•Minimum Occupancy Rate (as defined in the Note Purchase Agreement) for all Unencumbered Properties of not less than 80% at any time.

The following financial covenants are not subject to the most favored lender provision:

•Total leverage ratio of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least $100.0 million, but only up to two times during the term of the Note Purchase Agreement;
•Ratio of adjusted EBITDA (as defined in the Note Purchase Agreement) to Fixed Charges (as defined in the Note Purchase Agreement) of not less than 1.5 to 1.0;
•Tangible Net Worth (as defined in the Purchase Agreement) of not less than the sum of (i) $825.2 million and (ii) an amount equal to 75% of the net equity proceeds received by us after June 30, 2022;
•Ratio of Secured Indebtedness, excluding the Notes if they become Secured Indebtedness, to total asset value of not more than 40%;
•Total Unsecured Leverage Ratio (as defined in the Note Purchase Agreement) of not more than 60% (or 65% for the two consecutive quarters following any acquisition with a purchase price of at least $100.0 million, but only up to two times during the term of the Note Purchase Agreement);
•Unencumbered Interest Coverage Ratio (as defined in the Note Purchase Agreement) of not less than 1.75 to 1.0;

The Note Purchase Agreement also restricts the amount of capital that we can invest in specific categories of assets, such as unimproved land holdings, development properties, notes receivable, mortgages, mezzanine loans and unconsolidated affiliates while the Notes are outstanding.

Table of Content

We may, at any time, voluntarily prepay all of, or from time to time any part of, any series of the Notes in an amount not less than 5% of the aggregate principal amount of such series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus the applicable Make‑Whole Amount (as defined in the Note Purchase Agreement), which will be calculated based on the prepayment date with respect to such principal amount, as set forth in the Note Purchase Agreement.

The Note Purchase Agreement includes customary events of default, including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, Employee Retirement Income Security Act 1974 (ERISA) events, and if any guarantee ceases to be in full force and effect. In certain cases, the events of default are subject to customary periods to cure. The occurrence of an event of default, following the applicable cure period, would permit holders of more than 50% in aggregate principal amount of the Notes to, among other things, declare the unpaid principal, accrued and unpaid interest, and all other amounts payable under the Notes to be immediately due and payable.

On July 22, 2025, we received the net proceeds from the private placement of the Notes, which were used to repay the $65.0 million construction loan secured by the Southern Post mixed-use property and to pay down our revolving line of credit.
We are currently in compliance with all covenants under the Credit Agreement, the M&T term loan agreement, the TD term loan agreement, and the private placement.

Table of Content
Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2025 ($ in thousands):

	Amount Outstanding	Interest Rate (a)		Effective Rate for Variable-Rate Debt		Maturity Date (b)		Balance at Maturity
Secured Debt
The Everly	30,000	SOFR+	1.50%	5.63%		December 20, 2025		30,000
Encore Apartments & 4525 Main Street	51,180		2.93%	2.93%		February 10, 2026		50,726
Thames Street Wharf	65,386	SOFR+	1.30%	2.33%	(c)	September 30, 2026		64,072
Constellation Energy Building	175,000	SOFR+	1.50%	5.74%		November 1, 2026		175,000
The Allied | Harbor Point	90,000	SOFR+	2.00%	4.71%	(c)	June 10, 2027		90,000
Liberty	19,970	SOFR+	1.50%	4.93%	(c)	September 27, 2027		19,230
Greenbrier Square	18,886		3.74%	3.74%		October 10, 2027		18,049
Lexington Square	13,054		4.50%	4.50%		September 1, 2028		12,044
Red Mill North	3,747		4.73%	4.73%		December 31, 2028		3,295
Premier Apartments and Retail	29,285		5.53%	5.53%		December 1, 2029		29,415
Greenside Apartments	29,720		3.17%	3.17%		December 15, 2029		26,095
Smith's Landing	12,812		4.05%	4.05%		June 1, 2035		384
The Edison	14,456		5.30%	5.30%		December 1, 2044		100
The Cosmopolitan	38,761		3.35%	3.35%		July 1, 2051		187
Total - Secured Debt	$592,257							$518,597
Unsecured Debt
TD Unsecured Term Loan	$95,000	SOFR+	1.35%-1.90%	5.78%		May 19, 2026	(d)	$95,000
Senior Unsecured Revolving Credit Facility	200,000	SOFR+	1.30%-1.85%	5.73%		January 22, 2027		200,000
M&T Unsecured Term Loan	35,000	SOFR+	1.25%-1.80%	5.68%		March 8, 2027		35,000
M&T Unsecured Term Loan (Fixed)	100,000	SOFR+	1.25%-1.80%	5.05%	(c)	March 8, 2027		100,000
Senior Unsecured Term Loan	271,000	SOFR+	1.25%-1.80%	5.68%		January 21, 2028		271,000
Senior Unsecured Term Loan (Fixed)	79,000	SOFR+	1.25%-1.80%	4.98%	(c)	January 21, 2028		79,000
Senior Notes, Series A	25,000		5.57%	5.57%		July 22, 2028		25,000
Senior Notes, Series B	45,000		5.78%	5.78%		July 22, 2030		45,000
Senior Notes, Series C	45,000		6.09%	6.09%		July 22, 2032		45,000
Total - Unsecured Debt	$895,000							$895,000
Total Principal Balances	$1,487,257							$1,413,597
Other notes payable(e)	6,109
Unamortized GAAP Adjustments	(7,709)
Indebtedness, Net	$1,485,657
_______________________________________
(a) SOFR is determined by individual lenders.
(b) Does not reflect the effect of any maturity extension options.
(c) Includes debt subject to interest rate swap locks.
(d) The Company exercised the one-year extension option for this loan on June 26, 2025.
(e) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 38-year remaining lease term.

As of September 30, 2025, we were in compliance with all loan covenants on our outstanding indebtedness.
As of September 30, 2025, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)(3)	Amount Due	Percentage of Total
2025 (excluding the nine months ended September 30, 2025)	$31,820	2%
2026	390,466	26%
2027	466,818	31%
2028	394,322	27%
2029	59,039	4%
Thereafter	144,792	10%
Total	$1,487,257	100%

Table of Content
________________________________________
(1) Does not reflect the effect of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.
(3) Debt principal payments and maturities exclude increased ground lease payments at 1405 Point which are classified as a note payable in our consolidated balance sheets.

Interest Rate Derivatives

As of September 30, 2025, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount	Index		Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Harbor Point Parcel 3 senior construction loan	$90,000	1-month SOFR	(a)	2.75%	4.82%	10/2/2023	10/1/2025
Floating rate pool of loans	330,000	1-month SOFR	(b)	2.75%	4.35%	10/1/2023	10/1/2025
Allied Loan and floating rate pool of loans	100,000	1-month SOFR	(c)	2.75%	4.71%	11/01/2023	11/01/2025
Floating rate pool of loans	300,000	1-month SOFR	(d)	2.75%	4.35%	12/01/2023	12/01/2025
Floating rate pool of loans	320,000	1-month SOFR	(e)	2.25%	3.85%	08/01/2025	8/01/2026
Floating rate pool of loans	320,000	1-month SOFR	(e)	2.25%	3.85%	08/01/2025	8/01/2026
Floating rate pool of loans	90,000	1-month SOFR	(f)	2.25%	3.85%	08/01/2025	8/01/2026
Floating rate pool of loans	90,000	1-month SOFR	(f)	2.25%	3.85%	08/01/2025	8/01/2026
Thames Street Wharf loan	63,769	Daily SOFR	(g)	0.93%	2.33%	09/30/2021	9/30/2026
Floating rate pool of loans	150,000	1-month SOFR	(h)	2.50%	4.10%	01/02/2025	1/01/2027
M&T unsecured term loan	100,000	1-month SOFR	(g)	3.50%	5.05%	12/06/2022	12/06/2027
Liberty Retail & Apartments loan	21,000	1-month SOFR	(i)	3.43%	4.93%	12/13/2022	1/21/2028
Senior unsecured term loan	79,000	1-month SOFR	(i)	3.43%	4.98%	12/13/2022	1/21/2028
Total	$2,053,769
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
(e) We paid $5.5 million to reduce the swap fixed rate on July 28, 2025.
(f) We paid $1.5 million to reduce the swap fixed rate on July 28, 2025.
(g) Designated as a cash flow hedge.
(h) On January 3, 2025, we entered into an interest rate swap agreement with a notional of $150.0 million and a SOFR rate of 2.50%. The interest rate swap will expire on January 1, 2027. We paid a $4.6 million premium for this transaction.
(i) We novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024, and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid, the $67.9 million swap on the senior unsecured loan increased to $79.0 million.

Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of September 30, 2025, we had no outstanding guarantee liabilities.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of September 30, 2025, our off-balance sheet arrangements consisted of $6.5 million of unfunded commitments of our notes receivable. These unfunded commitments consist of no unfunded principal and $6.5 million of unfunded contingency. We consider the probability of contingency funding to be remote. We have recorded a credit loss reserve of less than $0.1 million in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and

Table of Content
nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Operating activities	$37,500	$91,217	$(53,717)
Investing activities	(79,530)	(67,584)	(11,946)
Financing activities	19,631	(8,073)	27,704
Net increase (decrease)	$(22,399)	$15,560	$(37,959)
Cash, cash equivalents, and restricted cash, beginning of period	$72,223	$30,166
Cash, cash equivalents, and restricted cash, end of period	$49,824	$45,726

During the nine months ended September 30, 2025, net cash provided by operating activities decreased $53.7 million compared to the nine months ended September 30, 2024, primarily due to timing of payments on outstanding construction liabilities.

During the nine months ended September 30, 2025, net cash used in investing activities increased $11.9 million compared to the nine months ended September 30, 2024, primarily due to the purchase of interest rate derivatives and higher investments in tenant and building improvements, offset by a decrease in real estate financing notes receivable issuances and an increase in receipts on off-market interest rate derivatives.

During the nine months ended September 30, 2025, net cash provided by financing activities increased $27.7 million compared to the nine months ended September 30, 2024, primarily due to the issuance of private placement debt and increased credit facility borrowings, offset by proceeds from common stock issuance in the prior year.

Non-GAAP Financial Measures

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("Nareit"). Nareit defines FFO as net income (loss) (calculated in accordance with GAAP), excluding depreciation and amortization related to consolidated and unconsolidated real estate, gains or losses from the sales of certain real estate assets, gains or losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

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

The following table sets forth a reconciliation of FFO and Normalized FFO for the three and nine months ended September 30, 2025 and 2024 to net income, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share and unit amounts)
Net (loss) income attributable to common stockholders and OP Unitholders	$(3,575)	$(10,416)	$(6,895)	$4,763
Depreciation and amortization, net(1)	23,395	23,070	69,774	63,855
Gain on consolidation of real estate entities	—	—	(6,915)	—
Gain on operating real estate dispositions, net	—	—	—	—
Impairment of real estate assets	350	—	350	1,494
FFO attributable to common stockholders and OP Unitholders	20,170	12,654	56,314	70,112
Acquisition, development, and other pursuit costs	10	2	350	5,530
Accelerated amortization of intangible assets and liabilities	—	(5)	(169)	(5)
Loss on extinguishment of debt	69	113	69	113
Unrealized credit loss (release) provision	(126)	198	(313)	53
Amortization of right-of-use assets - finance leases	395	395	1,185	1,184
Decrease in fair value of derivatives not designated as cash flow hedges	8,095	16,669	17,567	12,109
Stock compensation normalization(2)	527	—	2,776	—
Amortization of interest rate derivatives on designated cash flow hedges	383	73	1,149	454
Severance related costs	91	1,339	1,684	1,506
Normalized FFO available to common stockholders and OP Unitholders	$29,614	$31,438	$80,612	$91,056
Net (loss) income attributable to common stockholders and OP Unitholders per diluted share and unit	$(0.04)	$(0.11)	$(0.07)	$0.05
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.20	$0.14	$0.55	$0.79
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.29	$0.35	$0.79	$1.02
Weighted-average common shares and units - diluted	102,093	90,598	101,839	89,293
________________________________________

(1) The adjustment for depreciation and amortization excludes amortization of above and below-market ground lease assets. The adjustment for depreciation and amortization for the three and nine months ended September 30, 2025 excludes $0.2 million and $0.7 million, respectively, of depreciation attributable to our partners. The adjustment for depreciation and amortization for the three and nine months ended September 30, 2024 excludes $0.2 million and $0.7 million, respectively of depreciation attributable to our partners. The adjustment for depreciation and amortization for the three and nine months ended September 30, 2025 includes $0.8 million and $3.6 million, respectively, of depreciation attributable to unconsolidated investments.

Table of Content

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2025, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any common stock or Series A Preferred Stock under the Share Repurchase Program for the three months ended September 30, 2025. As of September 30, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Term Sheet, dated April 29, 2025, by and between Baltimore Parcel 4, LLC and Harbor Point Parcel 4 Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

Table of Content
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA HOFFLER PROPERTIES, INC.

Date: November 5, 2025	/s/ Shawn J. Tibbetts
Shawn J. Tibbetts
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2025	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)