Form 10-K
period 2025-12-31
Armada Hoffler Properties, Inc.
filed 2026-02-26
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $545.0 million, based on the closing sales price of $6.87 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of February 20, 2026, the registrant had 80,176,689 shares of common stock outstanding. In addition, as of February 20, 2026, Armada Hoffler, L.P., the registrant's operating partnership subsidiary (the "Operating Partnership"), had 23,501,226 common units of limited partnership interest ("OP Units") outstanding (other than OP Units held by the registrant). Based on the 80,176,689 shares of common stock and 23,501,226 OP Units held by limited partners other than the registrant, the registrant had a total common equity market capitalization of $633.5 million as of February 20, 2026 (based on the closing sales price of $6.11 on the New York Stock Exchange on such date).

Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2025.

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2025

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
•potential negative impacts from changes to the U.S. tax laws; and
•potential negative impacts of tariffs.

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
•Our recently initiated strategic repositioning may not be successfully executed and could materially and adversely affect our business, financial condition, results of operations, cash flow, and ability to make distributions to our stockholders.
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
•Real estate financing investments are subject to significant risks, and losses related to these investments could have a material adverse effect on our financial condition and results of operations.
•Most of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs, are subject to inflation.
•Adverse economic and regulatory conditions, particularly in the Mid-Atlantic region, could adversely affect our development business, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.
•Any cost overruns, delays, contractual disputes, or project cancellations during this transition period could adversely affect our financial results and could also impact the value or timing of a potential sale of the construction business.
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

We are a self-managed REIT with over four decades of experience managing high-quality properties located primarily in the Mid-Atlantic and Southeastern United States. Our focus is to deliver long-term, sustainable shareholder value by consistently investing in and operating the highest-quality assets, maintaining a robust and resilient balance sheet, and fostering a dynamic, highly skilled team.

We were formed on October 12, 2012 under the laws of the State of Maryland and are headquartered in Virginia Beach, Virginia. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2013. Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. As of December 31, 2025, we owned, through a combination of direct and indirect interests, 77.3% of the common units of limited partnership interest in our Operating Partnership ("OP Units").

During the fourth quarter of December 31, 2025, the Company completed a strategic review of its operations and committed to a plan to sell its general contracting and real estate services segment. This segment, which was historically conducted through the Company's taxable REIT subsidiary ("TRS"), builds properties for our own account and also provides construction and development services to both related and third parties. The decision to exit this business segment aligns with the Company's long-term strategy to simplify its business model, reduce earnings volatility associated with low-margin construction contracts, and focus capital allocation on its stabilized income-producing real estate portfolio. As a result of this strategic shift, the financial results of the general contracting and real estate services segment are presented as discontinued operations for all periods presented (each of the years ended December 31, 2025, 2024, and 2023) in this Annual Report on Form 10-K.

Operating Segments

Following the discontinuation of the general contracting and real estate services segment, we operate our business through four reportable segments:

1.Retail real estate: The Company’s retail portfolio is concentrated in high-barrier-to-entry markets and is anchored by credit-worthy tenants, including grocery stores and big-box retailers. As of December 31, 2025, the retail portfolio had an occupancy level of 94.9%, and renewal spreads (on a GAAP basis) of 15.3%.

2.Office real estate: The office portfolio consists primarily of Class A office space located in mixed-use town centers, such as the Town Center of Virginia Beach and Harbor Point in Baltimore. The segment continues to benefit from the "flight to quality" trend, maintaining an occupancy level of 96.4% and renewal spreads (on a GAAP basis) of 9.1%.

3.Multifamily real estate: The Company owns and operates luxury apartment communities, primarily within its mixed-use developments. This segment provides stable cash flows and serves as a hedge against inflation through short-term leases.
4.Real estate financing: This segment encompasses the Company’s preferred equity investments. The Company provides financing for development projects that serve as a pipeline for future acquisition of the stabilized assets.

2025 and Recent Highlights

The following highlights our results of continuing operations and significant transactions for the year ended December 31, 2025:

•Net loss attributable to common stockholders and holders of OP Units ("OP Unitholders") of $7.5 million, or $0.07 per diluted share, for the year ended December 31, 2025.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $79.7 million, or $0.78 per diluted share, for the year ended December 31, 2025. See "Non-GAAP Financial Measures."

•Normalized funds from operations attributable to common stockholders and OP Unitholders ("Normalized FFO") of $110.4 million, or $1.08 per diluted share, for the year ended December 31, 2025. See "Non-GAAP Financial Measures."

•As of December 31, 2025, weighted average stabilized portfolio occupancy was 95.3%. Retail occupancy was 94.9%, office occupancy was 96.4%, and multifamily occupancy was 94.6%.

•Positive spreads on renewals across commercial segments for the year ended December 31, 2025:
▪Retail 9.7% (GAAP) and 7.1% (Cash)
▪Office 21.0% (GAAP) and 3.8% (Cash)

•Executed 93 lease renewals and 35 new leases during the year ended December 31, 2025 for an aggregate of 858,509 of net rentable square feet.

•Same Store net operating income ("NOI") for the year ended December 31, 2025 increased 2.8% on a GAAP basis compared to the year ended December 31, 2024.

•Property segment NOI of $177.6 million for the year ended December 31, 2025, which represents a 3.9% increase compared to $171.0 million for the year ended December 31, 2024.

•Dividends declared during the year ended December 31, 2025 of $0.56 per share.

•During the fourth quarter of 2025, unrealized gains on non-designated interest rate derivatives that positively affected FFO were $4.9 million. As of December 31, 2025, the asset value of our entire interest rate derivative portfolio, net of unrealized gains, was $7.9 million. These unrealized gains are excluded from normalized FFO.

•On June 10, 2025, we acquired the remaining partnership interest in the joint venture that owns the Harbor Point Parcel 4 project, also known as Allied | Harbor Point, from our partner for the project. See Note 6 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.

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

•On October 16, 2025, we announced that our Board of Directors unanimously appointed Shawn J. Tibbetts as Chairman of the Board, effective January 1, 2026. This appointment represents the final step in the succession plan initiated in 2024. Mr. Tibbetts continues to serve as President and Chief Executive Officer, and Louis S. Haddad continues to serve as a director on our Board of Directors.

•On December 10, 2025, we acquired Solis Gainesville II. The consideration for such acquisition included $33.7 million of cash consideration and the repayment of the Company's outstanding $26.9 million preferred equity investment in the project.

•On December 11, 2025, we executed an amendment to the operating agreement that materially changed the nature of our involvement in The Allure at Edinburgh. The amended terms provide us with participating rights in the project’s expected residual profit, aligning our economics more closely with the performance of the underlying real estate development.

•On February 16, 2026, we announced a fundamental business restructuring to eliminate complexity, strengthen the balance sheet, and relentlessly focus on operating a streamlined real estate platform. The restructuring includes:

•Exiting the multifamily property sector to unlock embedded value, reduce leverage, and sharpen focus on retail and office properties:
◦Divesting construction and real estate financing businesses; and
◦Launching AH Realty Trust, effective March 2, 2026, a new corporate identity that reflects the fundamental restructuring of the business.

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

•Armada Hoffler has an experienced, dedicated, and resilient senior management team that serves as the catalyst for the organization's success, inspiring employees, driving innovation, and creating value for all stakeholders. Our senior management team brings substantial experience in strategic business operations, as well as ownership, management, and development of high-quality real estate properties. As of December 31, 2025, our executive officers and directors collectively held a stake of approximately 9.4% in our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

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

Our Business and Growth Strategies

Armada Hoffler's primary business objectives are to: (i) continue to acquire and manage high quality commercial properties in our target markets, (ii) finance and operate our portfolio in a manner that increases cash flow and property values, (iii) pursue selective acquisition and disposition opportunities, and (iv) deliver long-term sustainable shareholder value. We seek to achieve our objectives through the following strategies:

•Armada Hoffler intends to continue to grow our asset base and create value through the selective acquisition of high-quality properties that are mixed-use communities, with strong demand, which we believe will provide solid returns.

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

Our Properties

The table below sets forth certain information regarding our stabilized portfolio as of December 31, 2025. The Company generally considers a property to be stabilized upon the earlier of (a) the quarter after the property reaches 80% occupancy, or (b) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment or is impacted by significant disruptive events (e.g. fire, flood) is no longer considered stabilized until the redevelopment or repair activities are complete, the asset is placed back into service, and the stabilization criteria above are again met. A property may also be fully or partially taken out of service as a result of a disposition, depending on the significance of the portion of the property disposed. A property classified as Held for Sale is not considered stabilized.

Property	Location	Year Built / Renovated / Redeveloped	Ownership Interest		Net Rentable Square Feet(1)	Occupancy (2)	ABR (3)	ABR per Leased SF(3)
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, VA	2004	100%		35,161	100.0%	$1,245,944	$35.44
4525 Main Street Retail*	Virginia Beach, VA	2014	100%		26,328	100.0%	683,284	25.95
4621 Columbus Retail*	Virginia Beach, VA	2020	100%		84,000	100.0%	1,218,000	14.50
Columbus Village*	Virginia Beach, VA	2020	100%		62,207	100.0%	2,055,522	33.04
Commerce Street Retail*	Virginia Beach, VA	2008	100%		19,173	100.0%	896,323	46.75
Fountain Plaza Retail*	Virginia Beach, VA	2004	100%		35,961	94.4%	1,179,738	34.76
Pembroke Square*	Virginia Beach, VA	2015	100%		124,181	100.0%	2,096,262	16.88
Premier Retail*	Virginia Beach, VA	2018	100%		39,015	94.9%	1,348,564	36.41
South Retail*	Virginia Beach, VA	2002	100%		38,515	84.9%	1,055,290	32.26
Studio 56 Retail*	Virginia Beach, VA	2007	100%		11,594	100.0%	415,639	35.85
The Cosmopolitan Retail*	Virginia Beach, VA	2020	100%		41,872	100.0%	1,388,025	33.15
Two Columbus Retail*	Virginia Beach, VA	2009	100%		13,752	100.0%	532,919	38.75
West Retail*	Virginia Beach, VA	2002	100%		17,558	83.4%	495,194	33.82
Harbor Point - Baltimore Waterfront
Constellation Retail*	Baltimore, MD	2016	90%		38,464	66.3%	791,697	31.05
Point Street Retail*	Baltimore, MD	2018	100%		18,632	80.5%	537,784	35.84
Grocery Anchored
Broad Creek Shopping Center (4)	Norfolk, VA	2001	100%		121,504	89.6%	2,207,241	20.28
Broadmoor Plaza	South Bend, IN	1980	100%		115,059	83.8%	1,129,674	11.71
Brooks Crossing Retail*	Newport News, VA	2016	65%	(5)	18,349	91.3%	255,832	15.27
Delray Beach Plaza* (4)	Delray Beach, FL	2021	100%		87,207	91.2%	2,820,684	35.46
Greenbrier Square	Chesapeake, VA	2017	100%		260,625	100.0%	2,644,891	10.15
Greentree Shopping Center	Chesapeake, VA	2014	100%		15,719	100.0%	374,082	23.80
Hanbury Village	Chesapeake, VA	2009	100%		98,638	100.0%	2,062,304	20.91
Lexington Square	Lexington, SC	2017	100%		85,440	97.2%	1,878,986	22.63
North Pointe Center	Durham, NC	2009	100%		226,083	96.8%	2,965,802	13.56
Parkway Centre	Moultrie, GA	2017	100%		61,200	100.0%	867,367	14.17
Parkway Marketplace	Virginia Beach, VA	1998	100%		37,804	97.1%	740,768	20.18
Perry Hall Marketplace	Perry Hall, MD	2001	100%		74,251	100.0%	1,306,156	17.59
Sandbridge Commons	Virginia Beach, VA	2015	100%		69,417	100.0%	966,598	13.92
Tyre Neck Harris Teeter (4)	Portsmouth, VA	2011	100%		48,859	100.0%	559,948	11.46
Southeast Sunbelt
Chronicle Mill Retail*	Belmont, NC	2022	85%	(5)	11,530	22.4%	172,042	66.53
North Hampton Market	Taylors, SC	2004	100%		114,954	97.7%	1,597,698	14.22
One City Center Retail*	Durham, NC	2019	100%		22,679	55.7%	431,762	34.20
Overlook Village	Asheville, NC	1990	100%		151,365	100.0%	2,436,216	16.09
Patterson Place	Durham, NC	2004	100%		159,842	98.4%	2,717,897	17.27
Providence Plaza Retail*	Charlotte, NC	2008	100%		49,447	100.0%	1,595,867	32.27
South Square	Durham, NC	2005	100%		109,590	100.0%	2,117,638	19.32
The Interlock Retail* (4)	Atlanta, GA	2021	100%		108,379	93.4%	5,271,998	52.09
Wendover Village	Greensboro, NC	2004	100%		176,997	98.3%	3,627,499	20.84
Mid-Atlantic
Dimmock Square	Colonial Heights, VA	1998	100%		106,166	100.0%	1,945,347	18.32
Harrisonburg Regal	Harrisonburg, VA	1999	100%		49,000	100.0%	753,620	15.38
Liberty Retail*	Newport News, VA	2013	100%		25,461	79.0%	361,844	17.98
Marketplace at Hilltop (4)	Virginia Beach, VA	2001	100%		116,953	95.9%	2,805,804	25.02
Red Mill Commons	Virginia Beach, VA	2005	100%		373,808	96.6%	7,302,851	20.23
Southgate Square	Colonial Heights, VA	2016	100%		260,131	84.6%	3,377,837	15.34
Southshore Shops	Midlothian, VA	2006	100%		40,307	95.7%	886,406	22.98
The Edison Retail*	Richmond, VA	2014	100%		20,196	23.3%	139,940	29.72
Total / Weighted Average					3,823,373	94.9%	$74,262,784	$20.47

Property	Location	Year Built / Renovated / Redeveloped	Ownership Interest		Net Rentable Square Feet(1)	Occupancy (2)	ABR (3)	ABR per Leased SF(3)
Office
Town Center of Virginia Beach
249 Central Park Office*	Virginia Beach, VA	2004	100%		57,295	100.0%	$1,493,213	$26.06
4525 Main Street Office*	Virginia Beach, VA	2014	100%		208,760	96.0%	6,596,868	32.91
4605 Columbus Office* (6)	Virginia Beach, VA	2002	100%		19,335	100.0%	522,045	27.00
Armada Hoffler Tower* (6)	Virginia Beach, VA	2002	100%		298,353	99.1%	9,512,751	32.18
One Columbus*	Virginia Beach, VA	1984	100%		129,066	100.0%	3,562,255	27.60
Two Columbus Office*	Virginia Beach, VA	2009	100%		94,708	96.5%	2,561,548	28.02
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, MD	2016	90%		453,018	100.0%	15,946,114	35.20
Thames Street Wharf* (6)	Baltimore, MD	2010	100%		263,426	98.8%	8,209,507	31.54
Wills Wharf* (4)	Baltimore, MD	2020	100%		326,895	94.1%	9,665,509	31.42
Southeast Sunbelt
Chronicle Mill Office*	Belmont, NC	2022	85%	(5)	5,932	100.0%	177,960	30.00
One City Center Office*	Durham, NC	2019	100%		128,920	71.0%	2,814,779	30.73
Providence Plaza Office*	Charlotte, NC	2008	100%		53,671	100.0%	1,675,231	31.21
The Interlock Office* (4)	Atlanta, GA	2021	100%		199,170	94.4%	7,600,150	40.43
Mid-Atlantic
Brooks Crossing Office*	Newport News, VA	2019	100%		98,061	100.0%	2,043,004	20.83
Total / Weighted Average					2,336,610	96.4%	$72,380,934	$32.15

Property	Location	Year Built / Renovated / Redeveloped	Ownership Interest		Units	Occupancy(2)	AQR (7)	Monthly Rent per Occupied Unit
Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, VA	2014	100%		286	94.4%	$6,077,041	$1,876
Premier Apartments*	Virginia Beach, VA	2018	100%		131	91.6%	3,092,764	2,148
The Cosmopolitan*	Virginia Beach, VA	2020	100%		342	94.2%	9,192,499	2,379
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, MD	2016	90%		103	97.1%	3,165,430	2,638
1405 Point* (4)	Baltimore, MD	2018	100%		289	94.5%	8,937,582	2,728
Southeast Sunbelt
Chandler Residences*	Roswell, GA	2024	100%		137	88.3%	4,059,612	2,796
Chronicle Mill Apartments*	Belmont, NC	2022	85%	(5)	238	96.2%	5,201,291	1,893
The Everly	Gainesville, GA	2022	100%		223	92.8%	4,449,264	1,791
Mid-Atlantic
Liberty Apartments*	Newport News, VA	2013	100%		199	95.0%	4,168,458	1,838
Smith's Landing (4)	Blacksburg, VA	2009	100%		284	100.0%	6,203,040	1,820
The Edison*	Richmond, VA	2014	100%		174	92.0%	3,301,430	1,719
Total / Weighted Average					2,406	94.6%	$57,848,411	$2,119
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
(2)Occupancy for each of our retail and office properties is calculated as (a) square footage under executed leases as of December 31, 2025, divided by (b) net rentable square feet, expressed as a percentage. Occupancy for our multifamily properties is calculated as (a) average of the number of occupied units on the 20th day of each of the trailing three months from the reporting period end date, divided by (b) total units available, as of such date expressed as a percentage.
(3)For the properties in our retail and office portfolios, annualized base rent ("ABR") is calculated by multiplying (a) monthly base rent (defined as cash base rent, before contractual tenant concessions and abatements, and excluding tenant reimbursements for expenses paid by us) as of December 31, 2025 for in-place leases as of such date by (b) 12, and does not give effect to periodic contractual rent increases or contingent rental revenue (e.g., percentage rent based on tenant sales thresholds). ABR per leased square foot is calculated by dividing (a) ABR by (b) square footage under in-place leases as of December 31, 2025. In the case of triple net or modified gross leases, our calculation of ABR does not include tenant reimbursements for real estate taxes, insurance, common area, or other operating expenses.
(4) We lease all or a portion of the land underlying this property pursuant to a ground lease.
(5) We are entitled to a preferred return on our investment in this property.
(6) As of December 31, 2025, we occupied 38,879 square feet at these three properties at an ABR of $1.1 million, or $28.06 per leased square foot, which amounts are reflected in this table. The rent paid by us is eliminated in the consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").
(7) For the properties in our multifamily portfolio, annualized quarterly rent ("AQR") is calculated by multiplying (a) revenue for the quarter ended December 31, 2025 by (b) four.

Lease Expirations

The following tables summarize the scheduled expirations of leases in our retail and office operating property portfolios as of December 31, 2025. The information in the following tables does not assume the exercise of any renewal options.

Retail Lease Expirations

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	ABR	% of Retail Portfolio ABR
Available	—	196,032	5.1%	$—	—%
Month-to-Month	9	16,643	0.4%	529,444	0.7%
2025 (2)	2	1,320	—%	33,797	—%
2026	57	221,114	5.8%	4,669,581	6.3%
2027	82	356,509	9.3%	7,334,146	9.9%
2028	81	366,319	9.6%	7,896,277	10.6%
2029	76	413,971	10.8%	7,782,246	10.5%
2030	95	571,734	15.0%	12,244,574	16.5%
2031	60	391,102	10.2%	8,578,479	11.6%
2032	36	356,719	9.3%	6,354,947	8.6%
2033	27	96,084	2.5%	2,317,036	3.1%
2034	18	85,780	2.2%	1,852,385	2.5%
2035	25	377,314	9.9%	4,745,026	6.4%
Thereafter	63	372,732	9.9%	9,851,476	13.3%
Total	631	3,823,373	100.0%	$74,189,414	100.0%
________________________________________
(1) Excludes leases from development and redevelopment properties that have been delivered but are not yet stabilized.
(2) Represents leases that expired on December 31, 2025. The spaces were available for lease as of January 1, 2026.

Office Lease Expirations

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	% Portfolio Net Rentable Square Feet	ABR	% of Office Portfolio ABR
Available	—	85,249	3.6%	$—	—%
Month-to-Month	5	1,312	0.1%	98,374	0.1%
2025 (2)	1	17,405	0.7%	554,871	0.8%
2026	9	40,857	1.7%	1,214,870	1.7%
2027	20	144,500	6.2%	5,198,358	7.2%
2028	16	120,564	5.2%	3,821,936	5.3%
2029	15	272,371	11.7%	7,449,231	10.3%
2030	15	168,115	7.2%	5,377,902	7.4%
2031	10	151,776	6.5%	4,532,462	6.3%
2032	6	58,051	2.5%	1,699,695	2.3%
2033	11	86,790	3.7%	2,695,482	3.7%
2034	7	99,783	4.3%	2,867,745	4.0%
2035	3	293,189	12.5%	9,190,091	12.7%
Thereafter	16	796,648	34.1%	27,679,917	38.2%
Total	134	2,336,610	100.0%	$72,380,934	100.0%
________________________________________
(1) Excludes leases from development and redevelopment properties that have been delivered but are not yet stabilized.
(2) Represents leases that expired on December 31, 2025. The spaces were available for lease as of January 1, 2026.

Tenant Diversification

The following table lists the 20 largest tenants in our retail and office operating property portfolios, based on ABR as of December 31, 2025 ($ in thousands):

Tenant (1)	Number of Leases	Lease Expiration	ABR	% of Total ABR/AQR
Constellation Energy Generation	1	2036	$15,463	7.6%
Morgan Stanley	3	2028 - 2035	9,035	4.4%
T. Rowe Price(2)	1	2026 - 2035	7,900	3.9%
The Kroger Co.	6	2029	3,781	1.8%
Clark Nexsen	1	2045	2,914	1.4%
Canopy by Hilton	1	2028 - 2032	2,725	1.3%
Dick's Sporting Goods	3	2038	2,480	1.2%
The Gathering Spot	2	2025 - 2029	2,030	1.0%
Franklin Templeton	1	2029	1,936	0.9%
Huntington Ingalls Industries	2	2026 - 2030	1,807	0.9%
Duke University	1	2027 - 2030	1,786	0.9%
PetSmart	5	2031	1,566	0.8%
The TJX Companies	5	2034	1,566	0.8%
Williams Mullen	1	2030	1,506	0.7%
Georgia Tech	1	2036	1,475	0.7%
Vestis Corporation	1	2035	1,465	0.7%
Mythics	1	2027	1,337	0.7%
Apex Entertainment	1	2027	1,218	0.6%
Regal Cinemas	2	2040	1,215	0.6%
Amazon/Whole Foods	1	2027 - 2030	1,214	0.6%
Top 20 Total			$64,419	31.5%
________________________________________
(1) Excludes leases from development and redevelopment properties that have been delivered but are not yet stabilized.
(2) Represents the Company’s 50% share of ABR.
Development Pipeline

In addition to the properties in our operating property portfolio as of December 31, 2025, we had the following properties in various stages of development and stabilization. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy.

Development, Not Delivered			Schedule (1)
		Estimated		Initial	Stabilized	AHH	Property Type
Property	Location	Size (1)	Start	Occupancy	Operation (2)	Ownership %
Southern Post Retail	Roswell, GA	42,000 sf retail	4Q21	2Q24	1Q26	100%	Retail
Southern Post Office	Roswell, GA	95,000 sf office	4Q21	2Q24	2Q26	100%	Office
Allied | Harbor Point Retail	Baltimore, MD	12,700 sf retail	2Q22	1Q25	1H26	100%	Retail
Allied | Harbor Point Office Garage	Baltimore, MD	1,246 parking spaces	2Q22	1Q25	1H26	100%	Office
Allied | Harbor Point	Baltimore, MD	312 units	2Q22	1Q25	1H26	100%	Multifamily

Redevelopment, impacted by significant disruptive events, or unstabilized
		AHH	Property Type
Property	Location	Ownership %
Columbus Village II	Virginia Beach, VA	100%	Retail*
Greenside Apartments	Charlotte, NC	100%	Multifamily
Solis Gainesville II	Gainesville, GA	100%	Multifamily
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

Equity Method Investments

Harbor Point Parcel 3

During December 2020, we formed a 50/50 joint venture to develop and build T. Rowe Price's new global headquarters in Baltimore's Harbor Point. T. Rowe Price agreed to a 15-year lease, with three 5-year extension options. With T. Rowe Price as the anchor tenant, occupying 553,000 square feet of office space, office occupancy for the property was 100.0% as of December 31, 2025. We have a current projected equity commitment of $54.0 million relating to this project, of which we had funded $50.3 million as of December 31, 2025. We provided a completion guarantee to the lender for this project.

Real Estate Financing Investments

Solis Gainesville II

On October 3, 2022, we entered into a $19.6 million preferred equity investment for the development of a multifamily property located in Gainesville, Georgia (Solis Gainesville II). This project is located nearby our recently completed multifamily development project in Gainesville, The Everly. The preferred equity investment had economic and other terms consistent with a note receivable, including a mandatory redemption or maturity on October 3, 2026, and it was accounted for as a note receivable. Our investment bore interest at a rate of 14.0% through the first 24 months of the investment. Beginning on October 3, 2024, the investment bore interest at a rate of 10.0% for 12 months. On October 3, 2025, the investment began bearing interest at a rate of 14.0% through maturity. Additionally, effective January 1, 2023, the investment earned an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment and an equity fee on our commitment of $0.3 million, which was amortized through the date of redemption. Both the interest and unused commitment fee compound annually. The preferred equity investment was subject to a minimum interest guarantee of $5.9 million over the life of the investment, which represents approximately 24 months of interest.

On July 10, 2024, we signed an amendment to the operating agreement for the entity through which we own our real estate financing investment with respect to Solis Gainesville II to reduce the preference rate on the investment from 10.0% to 6.0% starting on January 1, 2025. We also received a call option to purchase a controlling interest in the entity that owns Solis Gainesville II at fair market value during the period from January 1, 2025 to December 31, 2025, which option also gave us a right of first refusal to buy the property during the same period.

On December 10, 2025, we acquired Solis Gainesville II. The consideration for such acquisition included $33.7 million of cash consideration and the repayment of the Company's outstanding $26.9 million preferred equity investment in the project. See Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information regarding the acquisition.

During the year ended December 31, 2025, we recognized $1.6 million of interest income on the note. See Note 8 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Solis Kennesaw

On May 25, 2023, we entered into a $37.9 million preferred equity investment for the development of a multifamily property located in Marietta, Georgia. The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on May 25, 2027, and it is accounted for as a note receivable. Our investment bears interest at a rate of 14.0% for the first 24 months. Beginning on May 25, 2025, the investment began bearing interest at a rate of 9.0% for the following 12 months. On May 25, 2026, the investment will again bear interest at a rate of 14.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 11.0% on the unfunded portion of the investment's maximum commitment, which does not compound, and an equity fee on our commitment of $0.6 million which is amortized through the date of redemption. The preferred equity investment is subject to a minimum interest guarantee of $13.1 million over the life of the investment, which represents approximately 27 months of interest.

The balance on the Solis Kennesaw note was $50.4 million as of December 31, 2025, which includes $9.9 million of cumulative accrued interest, $2.9 million of cumulative accrued unused commitment fees, and a discount of $0.2 million due to unamortized equity fees. During the year ended December 31, 2025, we recognized $4.9 million of interest income on the note. See Note 8 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Solis Peachtree Corners

On July 26, 2023, we entered into a $28.4 million preferred equity investment for the development of a multifamily property located in Peachtree Corners, Georgia ("Solis Peachtree Corners"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on October 27, 2027, and it is accounted for as a note receivable. Our investment bore interest at a rate of 15.0% for the first 27 months. Beginning on November 1, 2025, the investment began bearing interest at a rate of 9.0% for 12 months. On November 1, 2026, the investment will again bear interest at a rate of 15.0% through maturity. The interest compounds annually. We also earn an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually, and an equity fee on our commitment of $0.4 million, which is amortized through the date of redemption. The preferred equity investment is subject to a minimum interest guarantee of $12.0 million over the life of the investment, which represents approximately 30 months of interest.

The balance on the Solis Peachtree Corners note was $38.4 million as of December 31, 2025, which includes $8.1 million of cumulative accrued interest, $2.1 million of cumulative accrued unused commitment fees, and a discount of $0.2 million due to unamortized equity fees. During the year ended December 31, 2025, we recognized $4.9 million of interest income on the note. See Note 8 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

The Allure at Edinburgh

On July 26, 2023, we entered into a $9.2 million preferred equity investment for the development of a multifamily property located in Chesapeake, Virginia ("The Allure at Edinburgh"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on January 16, 2028, and it is accounted for as a note receivable. Our investment bore interest at a rate of 15.0%, which does not compound. Upon The Allure at Edinburgh obtaining a certificate of occupancy, the investment bears interest at a rate of 10.0%. The common equity partner in the development property holds an option to sell the property to us at a predetermined amount if certain conditions are met. We also hold an option to purchase the property at any time prior to maturity of the preferred equity investment, and at the same predetermined amount as the common equity partner's option to sell.

On December 11, 2025, the Company and the investee entered into an amendment to the operating agreement that modified the rights and obligations of the parties. The amendment added residual profit participation to us in the event of the sale of the property at an amount in excess of the predetermined price if we were to exercise our purchase option. The amendment also temporarily removes the purchase option under the condition that a sale is closed based on the agreed terms.

The balance on The Allure at Edinburgh note was $11.7 million as of December 31, 2025, which includes $2.5 million of cumulative accrued interest. During the year ended December 31, 2025, we recognized $0.9 million of interest income on the note. As of December 31, 2025, this note was fully funded and the development property was approximately 99% leased. See Note 8 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

The balance on the Solis North Creek note was $30.0 million as of December 31, 2025, which includes $2.3 million of cumulative accrued interest and $1.0 million of cumulative accrued unused commitment fees. During the year ended December 31, 2025, we recognized $2.6 million of interest income on the note. See Note 8 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Acquisitions

On June 10, 2025, we acquired the remaining interest in the joint venture that owns Allied | Harbor Point from our partner for the project. See Note 6 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

On December 5, 2025, we executed a purchase and sale agreement to acquire Solis Gainesville II, a 184-unit multifamily asset in Gainesville, Georgia. The acquisition was closed on December 10, 2025. We acquired the asset for total consideration of $60.4 million plus capitalized acquisition costs of $0.2 million. As part of this acquisition, we paid $33.7 million in cash and our outstanding $26.9 million preferred equity investment was redeemed.

Dispositions

We did not dispose of any properties during the year ended December 31, 2025.

Tax Status

We have elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. Our continued qualification as a REIT will depend upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the "Code"), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels, and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operation will enable us to maintain the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. In addition, we have elected to treat AHP Holding, Inc., which, through its wholly-owned subsidiaries, has historically operated our construction, development, and third-party asset management businesses, as a TRS.

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

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption, and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy in addition to other coverage that may be appropriate for certain of our properties. We believe the policy specifications and insured limits are appropriate and adequate for our properties given the relative risk of loss, the cost of the coverage, and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, such as those covering losses due to terrorism and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses for such events. In addition, all but one of the properties in our portfolio as of December 31, 2025 were located in Maryland, Virginia, North Carolina, South Carolina, Florida and Georgia, which are areas subject to an increased risk of hurricanes. While we will carry hurricane insurance on certain of our properties, the amount of our hurricane insurance coverage may not be sufficient to fully cover losses from hurricanes. We may reduce or discontinue hurricane, terrorism, or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Also, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

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

Competition

We compete with a number of developers, owners, and operators of retail, office, and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility, and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained, and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-lease space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights, rights to reduce their leased space, or below-market renewal options, or we may not be able to timely lease vacant space.

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

Human Capital

As of December 31, 2025, we had 98 employees. We are committed to providing each employee with a safe, welcoming, and inclusive work environment and culture that enables them to contribute fully and develop to their highest potential. We invest heavily in our employees by providing quality training and learning opportunities; promoting inclusion and diversity; and upholding a high standard of ethics and respect for human rights.

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

Additional information regarding our activities related to our people and sustainability, as well as our workforce diversity data, can be found in our latest Sustainability Report, which is located on our website at https://armadahoffler.com/sustainability/. The Sustainability Report is updated annually. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, our website is part of this Form 10-K or is incorporated by reference herein.

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

Risks Related to Our Real Estate Business

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

Our recently announced strategic repositioning may not be successfully executed and could materially and adversely affect our business, financial condition, results of operations, cash flow, and ability to make distributions to our stockholders.

We recently announced a strategic plan to reposition the Company, which includes, among other things, the sale of our construction business, the planned disposition of our multifamily property portfolio and our mezzanine loan portfolio, the use of disposition proceeds to reduce our outstanding indebtedness, changes to our corporate branding and public market identity, and the adoption of a revised executive compensation program intended to support the execution of this strategy. This strategic repositioning involves significant risks and uncertainties, and there can be no assurance that we will successfully implement the plan on the timing, scope, or terms we currently anticipate, or at all.

As part of this strategy, we intend to sell all or a portion of our multifamily assets over time and use the proceeds primarily to reduce outstanding debt. Real estate investments are inherently illiquid, and market conditions for multifamily assets may be unfavorable, including as a result of elevated interest rates, constrained buyer financing, pricing volatility, or reduced transaction activity. As a result, we may be unable to complete these asset sales within anticipated timeframes, at prices we expect, or on terms acceptable to us, or we may be unable to complete such sales at all. The disposition process may also be lengthy and costly, require significant management time and attention, and expose us to transactional risks, including potential indemnification obligations, required capital expenditures, or other unanticipated costs. If we classify any assets as held for sale, we may be required to record impairment charges if their estimated fair value less costs to sell is below their carrying value.

Delays in completing dispositions or lower-than-expected proceeds could limit our ability to reduce leverage as planned, adversely affect our liquidity and financial flexibility, and impair our ability to comply with financial covenants or execute other elements of our strategy. In addition, during the pendency of these dispositions, we may experience declines in revenues, net income, FFO, and cash available for distribution, and we may not be able to effectively time reductions in income from asset sales with corresponding improvements in our capital structure or operating performance.

We also intend to sell our mezzanine loan portfolio as part of this strategic repositioning. The disposition of these investments will reduce the interest income generated by our real estate financing investments, and there can be no assurance that the resulting reduction in income will be offset by improvements in our balance sheet, cost of capital, or long-term earnings profile. In addition, we may not be able to sell these investments on acceptable terms or at all, which could result in realized losses or additional impairments.

In connection with our strategic repositioning, we intend to rebrand the Company and change our corporate name and stock ticker symbol. These changes may result in a loss of brand recognition or brand equity, confusion among investors, tenants, lenders, or other stakeholders, reduced market visibility, or increased stock price volatility, any of which could adversely affect our access to capital, investor base, or market valuation.

We have also adopted a revised executive compensation program intended to align management incentives with the successful execution of our strategic plan. There can be no assurance that this compensation structure will effectively incentivize or retain key members of senior management or that management’s interests will be fully aligned with those of our stockholders. If we are unable to retain key personnel, or if management fails to execute the strategic plan effectively, our business and results of operations could be materially and adversely affected.

If we are unable to complete the planned asset sales on acceptable terms or within expected timeframes, fail to achieve the anticipated reduction in leverage, experience sustained declines in earnings or cash flow, or otherwise fail to realize the intended benefits of our strategic repositioning, our business, financial condition, results of operations, cash flow, the market price of our common stock and Series A Preferred Stock, and our ability to make distributions to our stockholders could be materially and adversely affected.

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

The majority of the properties in our portfolio are located in Virginia, Maryland, and North Carolina, which expose us to greater economic risks than if we owned a more geographically diverse portfolio. As of December 31, 2025, our properties in the Virginia, Maryland, and North Carolina markets represented approximately 42%, 29%, and 13%, respectively, of the total rental revenues of the properties in our portfolio. Furthermore, many of our properties are located in the Town Center of Virginia Beach and Harbor Point at Baltimore, and the rental revenues from such properties represented 23% and 29%, respectively, of our total rental revenues for the year ended December 31, 2025. As a result of this geographic concentration, we are particularly susceptible to adverse economic, regulatory or other conditions in the Virginia, Maryland, and North Carolina markets (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, and the cost of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in these markets (such as hurricanes and other events). For example, the markets in Virginia, Maryland, and North Carolina in which many of the properties in our portfolio are located contain high concentrations of military personnel and operations, and a reduction of the military presence or cuts in defense spending in these markets could have a material adverse effect on us. If there is a downturn in the economy in Virginia, Maryland, or North Carolina, our operations, revenue, and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially and adversely affected. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail, office, or multifamily properties. Our operations may also be adversely affected if competing properties are built in these markets. Moreover, submarkets within any of our target markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in our markets, or any decrease in demand for retail, office, or multifamily space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations.

We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties, including as a result of hurricanes or other disasters.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. For example, all but one of the properties in our portfolio as of December 31, 2025 are located in Maryland, Virginia, North Carolina, South Carolina, Georgia, and Florida, which are areas particularly susceptible to hurricanes. While we carry insurance on certain of our properties, the amount of our insurance coverage may not be sufficient to fully cover losses from hurricanes and will be subject to limitations involving large deductibles or co-payments. Further, reconstruction or improvement of properties would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations and may include covenants that restrict our ability to pay distributions to our stockholders.

As of December 31, 2025, we had total debt of approximately $1.5 billion, including amounts drawn under our credit facility, and we may incur significant additional debt to finance future appropriately leveraged acquisition and redevelopment activities. Excluding unamortized fair value adjustments and debt issuance costs, the aggregate outstanding principal balance of our debt was $1.5 billion as of December 31, 2025. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of December 31, 2025, approximately 4.6% of the square footage of the stabilized properties in our retail and office portfolios was available. Additionally, 6.3% and 9.9% of the ABR in our retail portfolio was scheduled to expire in 2026 and 2027, respectively, and 1.7% and 7.2% of the ABR in our office portfolio was scheduled to expire in 2026 and 2027, respectively. We cannot assure you that new leases will be entered into, that leases will be renewed, or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. In addition, our ability to lease our multifamily properties at favorable rates, or at all, may be adversely affected by the increase in supply of multifamily properties in our target markets. Our ability to lease our properties depends upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, fears of a recession, personal debt levels, the housing market, stock market volatility, and uncertainty about the future. If rental rates for our properties decrease, our existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space and space for which leases expire, our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations could be materially and adversely affected.

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

We have originated mezzanine loans, preferred equity investments, or similar investments (together "real estate financing investments"), which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. As of December 31, 2025, we had approximately $130.6 million in outstanding real estate financing investments. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In addition, these investments may have higher "loan-to-value" ratios than conventional mortgage loans, with little or no equity invested by the borrower, increasing the risk of loss of principal. If a borrower defaults on our real estate financing investment or debt senior to our investment, or in the event of a borrower bankruptcy, our real estate financing investment will be satisfied only after the senior debt is paid in full. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our real estate financing investment. As a result, we may not recover some or all of our initial investment. Additionally, in conjunction with certain investments, we have issued partial payment guarantees to the senior lender for the property, which may require us to make payments to the senior lender in the event of a default on the senior note. Finally, in connection with our real estate financing investments, we may have options to purchase all or a portion of the underlying property upon maturity of the investment; however, if a developer’s costs for a project are higher than anticipated, exercising such options may not be attractive or economically feasible, or we may not have sufficient funds to exercise such options even if we desire to do so. Significant losses related to real estate financing investments could have a material adverse effect on our financial condition and results of operations.

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

Most of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition costs, are subject to inflation.

In 2025, the consumer price index rose by approximately 3% over the previous year, following 2024's increase in the index of 3%. Global supply chain disruptions, labor shortages, and increases in consumer demand still pose relevant risks in today's landscape despite relatively stable inflation year-over-year. A significant portion of our operating expenses are sensitive to inflation. Operating expenses include those for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties. We also have ground lease expenses in certain of our properties. Ground lease costs are contractual, but in some cases, lease payments reset every few years based on changes on consumer price indices.

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

Approximately 39.8% of our NOI for the year ended December 31, 2025 was from retail properties. As a result, we are subject to factors that affect the retail sector generally as well as the market for retail space. The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional, and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses, and epidemics, pandemics and other health crises and measures intended to mitigate their spread. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital and web services technologies, may increase competition for certain of our retail tenants. Further, the recent imposition by the United States of tariffs on imported goods, retaliatory tariffs by other countries, and global supply chain disruption could cause certain retail tenants to raise the prices on their products, lowering demand.

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

We face risks related to an epidemic, pandemic or other health crisis which has impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations. The impact of an epidemic, pandemic or other health crisis and measures intended to prevent the spread of such an event could materially and adversely affect our business in a number of ways. Our rental revenue and operating results depend significantly on the occupancy levels at our properties and the ability of our tenants to meet their rent obligations to us, which have been in certain cases, and could in the future be, adversely affected by, among other things, job losses, furloughs, store closures, lower incomes, uncertainty about the future as a result of an epidemic, pandemic or other health crisis and related governmental actions including eviction moratoriums, shelter-in-place orders, prohibitions on charging certain fees, and limitations on collection laws and rent increases, which have in the past affected, and, may in the future affect, our ability to collect rent or enforce legal or contractual remedies for the failure to pay rent, which negatively impacted, and may in the future negatively impact, our ability to remove tenants who are not paying rent and our ability to rent their space to new tenants. In addition, the federal government has in the past allocated, and may in the future allocate, funds to rent relief programs to be run by state and local authorities. In certain locations, the funds available may not be sufficient to pay all past due rent and reallocation of such funds may result in markets in which we operate not having access to the funds anticipated. Further, certain of our tenants with past due rent have not qualified, and may not in the future qualify, to participate in such programs. In addition, some of such programs have required, and programs in the future may require, the forgiveness of a portion of the past due rent or agreeing to other limitations that may adversely affect our business in order to participate or may only provide funds to pay a portion of the past due rent. In addition, while certain locations have adopted programs that may reimburse past due rent owed by tenants who have left a community, such programs have only been adopted in a minority of our markets. Our development projects also have been and could in the future be adversely affected by factors related to an epidemic, pandemic or other health crisis, although, to date, such impacts have not been material. An epidemic, pandemic or other health crisis, or related impacts thereof also could adversely affect the businesses and financial conditions of our counterparties, including our joint venture partners and general contractors and their subcontractors, and their ability to satisfy their obligations to us and to complete transactions or projects with us as intended.

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

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, and development activity. Individuals currently considered key personnel each have a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants, and industry personnel, and we have not currently entered into employment agreements with any of these individuals. If we lose their services, our relationships with such industry personnel could diminish.

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

Certain investors, tenants, employees, and other stakeholders focus on corporate responsibility, specifically related to environmental, social and governance factors. Various regulatory authorities also focus on such matters, and the activities and expense required to comply with new regulations or standards may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. In addition, the criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria.  Alternatively, if we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, we could fail, or be perceived to fail, in our achievement of initiatives or goals regarding environmental, social, and governance matters publicly communicated, including through our Sustainability Report, or we could be criticized for the scope of such initiatives or goals.  If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

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

As of December 31, 2025, Daniel Hoffler owned approximately 5.1% and, collectively, Messrs. Hoffler and Haddad owned approximately 7.4% of the combined outstanding shares of our common stock and OP Units (which OP Units may be redeemable for shares of our common stock). Consequently, these individuals may be able to significantly influence the outcome of matters submitted for stockholder action, including the approval of significant corporate transactions, including business combinations, consolidations, and mergers.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, and our Operating Partnership or any partner thereof. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Virginia law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our fiduciary duties and obligations as the general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to our company. Messrs. Hoffler and Haddad own a significant interest in our Operating Partnership as limited partners and may have conflicts of interest in making decisions that affect both our stockholders and the limited partners of our Operating Partnership.

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

The limited partners in our Operating Partnership (other than us) owned approximately 22.7% of the outstanding OP Units of our Operating Partnership as of December 31, 2025.

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

As of December 31, 2025, we owned 77.3% of the outstanding OP Units in our Operating Partnership. We regularly have issued OP Units to third parties as consideration for acquisitions, and we may continue to do so in the future. Any such future issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because stockholders do not directly own OP Units, you do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs, and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs, and qualified real estate assets) can consist of the securities of any one issuer, and for taxable years beginning after December 31, 2017 through December 31, 2025, no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs. For taxable years beginning after December 31, 2025, up to 25% of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Overall, for taxable years beginning after December 31, 2017 through December 31, 2025, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. For taxable years beginning after December 31, 2025, up to 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% TRS limitation (25% TRS limitation for years beginning after December 31, 2025) or to avoid application of the 100% excise tax.

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

The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. However, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

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

The market price of our common stock and Series A Preferred Stock may be volatile in the future. In addition, the trading volume in our common stock and Series A Preferred Stock may fluctuate and cause significant price variations to occur. We cannot assure stockholders that the market price of our common stock and Series A Preferred Stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects in 2026 compared to 2025. In particular, the market price of our common stock and Series A Preferred Stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

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

We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per-share trading price of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon redemption of OP Units for shares of our common stock, or the perception that such issuances might occur, could adversely affect the per-share trading price of our common stock. As of February 20, 2026, approximately 80,176,689 shares of our common stock were outstanding. In addition, approximately 21,209,375 OP Units were outstanding (other than OP Units held by us), all of which are eligible to be tendered for redemption for cash or, at our option, for shares of our common stock on a one-for-one basis, subject to certain limitations. Additionally, as of February 20, 2026, 2,291,851 LTIP Units in the Operating Partnership (“LTIP Units”) are outstanding. Subject to any agreed upon exceptions (including pursuant to the applicable LTIP Unit award agreement), once vested (subject to certain requirements), LTIP Units are convertible into OP Units on a one-for-one basis. As of February 20, 2026, none of the outstanding LTIP Units are eligible to be converted into OP Units (except in connection with a Change of Control (as defined in the Amended and Restated Agreement of Limited Partnership)). We have an effective resale shelf registration statement pursuant to which we may issue freely tradeable shares of our common stock upon redemption of such OP Units. Accordingly, a substantial number of shares of our common stock could be issued in the future pursuant to such resale shelf registration statement. The sale of such shares, or the perception that such a sale may occur, could materially and adversely affect the per-share trading price of our common stock. In addition, as of February 20, 2026, 2,104,475 shares of our common stock and other equity-based awards were available for issuance in the future (including shares issuable upon the vesting of outstanding performance units) under our Amended and Restated 2013 Equity Incentive Plan, as amended (our “Equity Plan”).

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

Members of management report to our Chief Financial Officer who is the member of management that is principally responsible for overseeing our cybersecurity risk management program. Our Chief Financial Officer holds an undergraduate and graduate degree in economics and has over 15 years of experience with managing risks at the Company and in environments similar to the Company’s, including risks arising from cybersecurity threats. Additionally, our Senior Director of IT has served in various roles in information technology and information security for over 25 years. Our Senior Director of IT holds an undergraduate degree in information technology and has attained the following professional certifications:  CompTIA Network+, CompTIA Security+, and Microsoft Certified Professional. Further, our Director of Corporate Business Systems holds a Bachelor of Science degree in Construction Science and Management and has over 9 years of experience with software implementations, technology innovation, and corporate business systems.

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

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period December 31, 2020 through December 31, 2025, as well as the corresponding returns on an overall stock market index (Russell 2000) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on December 31, 2020. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

Total Return Performance
Index Value
160
140
120
100
80
60
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Period Ending
Armada Hoffler Properties, Inc.
MSCI US REIT
Russell 2000

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Armada Hoffler Properties, Inc.	100.00	142.12	113.94	131.08	116.97	81.95
MSCI US REIT	100.00	143.06	108.00	122.84	133.59	137.53
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40

Distribution Information

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our stockholders, other than in the second and third quarters of 2020 in order to preserve liquidity due to the uncertainty caused by the COVID-19 pandemic. Declared cash dividends were $0.56 per share for the year ended December 31, 2025. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions.

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

Stockholder Information

As of February 20, 2026, there were approximately 87 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 20, 2026, there were 112 holders (other than our company) of our OP Units. Our OP Units are redeemable for cash or, at our election, for shares of our common stock.

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of OP Units in the Operating Partnership may tender their OP Units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of our common stock at the time of redemption or, at our option and sole discretion, for shares of common stock on a one-for-one basis. During the year ended December 31, 2025, we elected to satisfy certain redemption requests by issuing a total of 264,618 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

During the three months ended December 31, 2025, we did not repurchase any common stock or Series A Preferred Stock under the Share Repurchase Program. As of December 31, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

Item 6.    [Reserved].

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Description

We are a self-managed REIT with over four decades of experience managing high-quality properties located primarily in the Mid-Atlantic and Southeastern United States. As of December 31, 2025, our stabilized operating property portfolio was comprised of 46 retail properties, 14 office properties, and 11 multifamily properties. In addition to our operating property portfolio, we had three retail properties, two office properties, and three multifamily properties in various stages of predevelopment, development, redevelopment, or stabilization as of December 31, 2025. We also have historically provided general contracting services to third parties and invested in development projects through mezzanine lending arrangements and equity investments.

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner of our Operating Partnership and, as of December 31, 2025, we owned, through a combination of direct and indirect interests, 77.3% of the outstanding OP Units in our Operating Partnership.

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

Discontinued Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 of this Annual Report on Form 10-K. All historical financial information has been retrospectively adjusted to reflect the general contracting and real estate services segment as discontinued operations. The decision to exit the general contracting and real estate services segment resulted in the reclassification of approximately $132.5 million in revenue for the year ended December 31, 2025 to discontinued operations.

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

Segment Results of Continuing Operations

As of December 31, 2025, we operated our business in four segments: (i) retail real estate, (ii) office real estate, (iii) multifamily residential real estate, and (iv) real estate financing.

NOI is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues for our property segments and interest income for our real estate financing segment. Segment expenses include rental expenses and real estate taxes for our property segments and interest expense for our real estate financing segment. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate and real estate financing businesses. See Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

We define same store properties as those that we owned and operated and that were stabilized for the entirety of both periods compared. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment or is impacted by significant disruptive events (e.g. fire, flood) is no longer considered stabilized until the redevelopment or repair activities are complete, the asset is placed back into service, and the stabilization criteria above are again met. A property may also be fully or partially taken out of service as a result of a partial disposition, depending on the significance of the portion of the property disposed. Finally, any property classified as held for sale is taken out of service for the purpose of computing same store operating results.

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the years ended December 31, 2025, 2024, and 2023 were as follows ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Rental revenues	$100,394	$103,435	$99,924
Property expenses	26,619	27,642	25,572
NOI	$73,775	$75,793	$74,352

Square feet(1)	3,823,373	3,824,446	4,123,143
Occupancy(1)	94.9%	95.3%	95.2%
________________________________________
(1)Stabilized properties as of the end of the periods presented.

Rental revenues and NOI for the year ended December 31, 2025 are materially consistent with the year ended December 31, 2024. This is primarily due to the commencement of operations at Southern Post Retail, offset by the dispositions of Market at Mill Creek and Nexton Square.

Retail Same Store Results

Retail same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2025 and 2024 and December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2025 (1)	2024 (1)	Change	2024 (2)	2023 (2)	Change
Rental revenues	$96,307	$94,858	$1,449	$94,858	$90,967	$3,891
Property expenses	24,534	23,874	660	23,874	21,990	1,884
Same Store NOI(3)	$71,773	$70,984	$789	$70,984	$68,977	$2,007
Non-Same Store NOI(3)	2,002	4,809	(2,807)	4,809	5,375	(566)
Segment NOI	$73,775	$75,793	$(2,018)	$75,793	$74,352	$1,441
________________________________________
(1) Same store excludes Southern Post Retail, Allied | Harbor Point Retail, Columbus Village II due to redevelopment, and Market at Mill Creek and Nexton Square due to their dispositions in December 2024.
(2)Same store excludes Chronicle Mill Retail, Southern Post Retail, The Interlock Retail, and Columbus Village II, as well as Nexton Square and Market at Mill Creek which were disposed in the fourth quarter of 2024.
(3)Same Store NOI for the year ended December 31, 2025 excludes a $1.3 million assignment fee received from a tenant at The Interlock Retail. The impact of the same is included in Non-Same Store NOI for the year ended December 31, 2025.

Same store rental revenues and same store NOI for the year ended December 31, 2025 are materially consistent with the year ended December 31, 2024.

Office Segment Data

Office rental revenues, property expenses, and NOI for the years ended December 31, 2025, 2024, and 2023 were as follows ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Rental revenues	$103,147	$95,007	$82,855
Property expenses	36,598	33,779	31,390
NOI	$66,549	$61,228	$51,465
Square feet(1)	2,336,610	2,335,063	2,330,432
Occupancy(1)	96.4%	97.2%	95.2%
________________________________________
(1)Stabilized properties as of the end of the periods presented.

Rental revenues and NOI for the year ended December 31, 2025 increased $8.1 million, or 8.6%, and $5.3 million, or 8.7%, respectively, compared to the year ended December 31, 2024. The increases in rental revenues and NOI resulted primarily due to the receipt of $3.8 million in termination and assignment fees from tenants at The Interlock Office and Wills Wharf Office, the commencement of operations at Southern Post Office, and the consolidation of Allied | Harbor Point Office Garage, as well as increased occupancy at Armada Hoffler Tower Office, The Interlock Office, and Thames Street Office.

Office Same Store Results

Office same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2025 and 2024 and December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2025 (1)	2024 (1)	Change	2024 (2)	2023 (2)	Change
Rental revenues	$95,459	$90,269	$5,190	$90,269	$82,853	$7,416
Property expenses	33,852	32,325	1,527	32,325	30,118	2,207
Same Store NOI(3)	$61,607	$57,944	$3,663	$57,944	$52,735	$5,209
Non-Same Store NOI(3)	4,942	3,284	1,658	3,284	(1,270)	4,554
Segment NOI	$66,549	$61,228	$5,321	$61,228	$51,465	$9,763
________________________________________
(1)Same store excludes Southern Post Office and Allied | Harbor Point Office Garage.
(2)Same store excludes Chronicle Mill Office, Southern Post Office, and The Interlock Office.
(3)Same Store NOI for the year ended December 31, 2025 excludes $3.8 million in termination fees and assignment fees received from tenants at The Interlock Office and Wills Wharf Office. The impact of the same is included in Non-Same Store NOI for the year ended December 31, 2025.

Same store rental revenues and same store NOI for the year ended December 31, 2025 increased $5.2 million, or 5.7%, and $3.7 million, or 6.3%, respectively, compared to the year ended December 31, 2024. The increases in same store rental revenues and same store NOI resulted primarily due to the increased occupancy at Armada Hoffler Tower Office, The Interlock Office, and Thames Street Office.

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the years ended December 31, 2025, 2024, and 2023 were as follows ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
Rental revenues	$66,083	$58,255	$56,145
Property expenses	28,795	24,297	21,899
NOI	$37,288	$33,958	$34,246

Apartment units/beds	2,406	2,492	2,492
Occupancy	94.6%	95.3%	95.5%

Rental revenues and NOI for the year ended December 31, 2025 increased $7.8 million, or 13.4%, and $3.3 million, or 9.8%, respectively, compared to the year ended December 31, 2024. The increases in rental revenues and NOI resulted primarily due to the commencement of operations at Chandler Residences and the consolidation of Allied | Harbor Point.
Multifamily Same Store Results

Multifamily same store rental revenues, property expenses, and NOI for the comparative years ended December 31, 2025 and 2024 and December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended			Years Ended
	December 31,			December 31,
	2025 (1)	2024 (1)	Change	2024 (2)	2023 (2)	Change
Rental revenues	$53,320	$52,553	$767	$52,553	$51,345	$1,208
Property expenses	21,669	20,932	737	20,932	19,638	1,294
Same Store NOI	$31,651	$31,621	$30	$31,621	$31,707	$(86)
Non-Same Store NOI	5,637	2,337	3,300	2,337	2,539	(202)
Segment NOI	$37,288	$33,958	$3,330	$33,958	$34,246	$(288)
________________________________________
(1)Same store excludes Chandler Residences, Allied | Harbor Point, Greenside Apartments, and Solis Gainesville II.
(2) Same store excludes Chronicle Mill Apartments and Chandler Residences.

Same store rental revenues and same store NOI for the year ended December 31, 2025 are materially consistent with the year ended December 31, 2024.

Real Estate Financing Segment Data

Real estate financing interest income, interest expense, and gross profit for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Interest income	$14,831	$16,077	$14,176
Interest expense	8,002	6,588	3,667
Segment gross profit	$6,829	$9,489	$10,509
Operating margin	46.0%	59.0%	74.1%

Real estate financing gross profit for the year ended December 31, 2025 decreased 28.0% compared to the year ended December 31, 2024, primarily due to decreased interest rates on Solis Gainesville II, The Allure at Edinburgh, and Solis

Kennesaw during 2025, combined with the absence of income from the Solis City Park II investment following its redemption in 2024. These impacts were partially offset by higher principal balances across multiple investments.

Consolidated Results of Continuing Operations

The following table summarizes our results of continuing operations for the years ended December 31, 2025, 2024, and 2023 (in thousands). The 2024 and 2023 columns have been restated to exclude the general contracting and real estate services segment:

	Years Ended December 31,			2025	2024
	2025	2024	2023	Change	Change
		(Restated)	(Restated)
Revenues
Rental revenues	$269,624	$256,697	$238,924	$12,927	$17,773
Interest income	15,577	17,371	14,987	(1,794)	2,384
Total revenues	285,201	274,068	253,911	11,133	20,157

Expenses
Rental expenses	66,912	62,410	56,419	4,502	5,991
Real estate taxes	25,100	23,308	22,442	1,792	866
Depreciation and amortization	91,522	90,829	97,339	693	(6,510)
General and administrative expenses	20,341	19,287	17,191	1,054	2,096
Acquisition, development, and other pursuit costs	93	5,530	84	(5,437)	5,446
Impairment charges	373	1,494	102	(1,121)	1,392
Total expenses	204,341	202,858	193,577	1,483	9,281
Gain on real estate dispositions, net	—	21,305	738	(21,305)	20,567
Operating income	80,860	92,515	61,072	(11,655)	31,443
Interest expense	(85,309)	(78,965)	(57,810)	(6,344)	(21,155)
Loss on extinguishment of debt	(69)	(247)	—	178	(247)
Equity in income of unconsolidated real estate entities	(2,140)	245	—	(2,385)	245
Change in fair value of derivatives and other	(1,522)	14,251	(6,242)	(15,773)	20,493
Unrealized credit loss (provision)	437	(156)	(574)	593	418
Other income, net	(57)	209	31	(266)	178
Income before taxes	(1,154)	27,852	(3,523)	(29,006)	31,375
Income tax benefit (provision)	—	—	—	—	—
Net income (loss) from continuing operations	(1,154)	27,852	(3,523)	(29,006)	31,375
Discontinued operations:
Income from discontinued operations, net of tax	5,062	14,642	11,186	(9,580)	3,456
Net income	3,908	42,494	7,663	(38,586)	34,831
Net income attributable to noncontrolling interests in investment entities	99	(43)	(605)	142	562
Preferred stock dividends	(11,548)	(11,548)	(11,548)	—	—
Net income (loss) attributable to common stockholders and OP Unitholders	$(7,541)	$30,903	$(4,490)	$(38,444)	$35,393

Rental Revenues

Rental revenues by segment for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Years Ended December 31,			2025	2024
	2025	2024	2023	Change	Change
Retail	$100,394	$103,435	$99,924	$(3,041)	$3,511
Office	103,147	95,007	82,855	$8,140	$12,152
Multifamily	66,083	58,255	56,145	$7,828	$2,110
	$269,624	$256,697	$238,924	$12,927	$17,773
Rental revenues increased $12.9 million, or 5.0%, during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Retail rental revenues for the year ended December 31, 2025 were materially consistent with the year ended December 31, 2024. This is primarily due to the commencement of operations at Southern Post Retail, offset by the dispositions of Market at Mill Creek and Nexton Square.

Office rental revenues for the year ended December 31, 2025 increased 8.6% compared to the year ended December 31, 2024, primarily due to the consolidation of Allied | Harbor Point Office Garage and the commencement of operations at Southern Post Office, as well as increased occupancy and rental rates at Armada Hoffler Tower Office, The Interlock Office, Thames Street Office, and Two Columbus Office.

Multifamily rental revenues for the year ended December 31, 2025 increased 13.4% compared to the year ended December 31, 2024, primarily due to the consolidation of Allied | Harbor Point and a full year of operations for Chandler Residences.

Interest Income

Interest income for the year ended December 31, 2025 decreased $1.8 million, or 10.3%, compared to the year ended December 31, 2024, primarily due to the redemption of the Solis City Park II investment in July 2024, as well as decreased interest rates for Solis Gainesville II, The Allure at Edinburgh, and Solis Kennesaw, partially offset by increased principal balances for other real estate financing investments.

Rental Expenses

Rental expenses by segment for each of the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Years Ended December 31,			2025	2024
	2025	2024	2023	Change	Change
Retail	$17,445	$18,221	$16,470	$(776)	$1,751
Office	27,059	25,048	22,708	$2,011	$2,340
Multifamily	22,408	19,141	17,241	$3,267	$1,900
	$66,912	$62,410	$56,419	$4,502	$5,991

Rental expenses increased $4.5 million, or 7.2%, during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Retail rental expenses for the year ended December 31, 2025 decreased 4.3% compared to the year ended December 31, 2024, primarily due to the dispositions of Nexton Square and Market at Mill Creek and decreased expenses at The Interlock Retail, partially offset by the commencement of operations at Southern Post Retail.

Office rental expenses for the year ended December 31, 2025 increased 8.0% compared to the year ended December 31, 2024, primarily due to the consolidation of Allied | Harbor Point Office Garage and the commencement of operations at Southern Post Office, as well as increased utilities at our Harbor Point properties.

Multifamily rental expenses for the year ended December 31, 2025 increased 17.1% compared to the year ended December 31, 2024, primarily due to the consolidation of Allied | Harbor Point and a full year of operations for Chandler Residences.

Real Estate Taxes

Real estate taxes by segment for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Years Ended December 31,			2025	2024
	2025	2024	2023	Change	Change
Retail	$9,174	$9,421	$9,102	$(247)	$319
Office	9,539	8,731	8,682	$808	$49
Multifamily	6,387	5,156	4,658	$1,231	$498
	$25,100	$23,308	$22,442	$1,792	$866

Real estate taxes increased $1.8 million, or 7.7%, during the year ended December 31, 2025 compared to the year ended December 31, 2024, consistent with new properties coming online.

Retail real estate taxes for the year ended December 31, 2025 were materially consistent with the year ended December 31, 2024.

Office real estate taxes for the year ended December 31, 2025 increased 9.3% compared to the year ended December 31, 2024, primarily due to the consolidation of Allied | Harbor Point Office Garage.

Multifamily real estate taxes for the year ended December 31, 2025 increased 23.9% compared to the year ended December 31, 2024, primarily due to the consolidation of Allied | Harbor Point and the commencement of operations at Chandler Residences in the latter half of 2024.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2025 was materially consistent with the year ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 increased 5.5% compared to the year ended December 31, 2024 primarily due to the double-issuance of stock compensation due to a modification in the structure of executive compensation grants, including the impact of grants in the current year that are related to the prior year's performance and grants that are related to the current year's performance. New grants are now issued in the year in which performance relates. There also was a one-time acceleration of 100% of stock compensation awarded to our former Chief Executive Officer in relation to prior year performance, and a one-time special award granted in June 2025..

Acquisition, Development, and Other Pursuit Costs

Acquisition, development, and other pursuit costs for the year ended December 31, 2025 related primarily to pursuit costs on potential new construction contracts. Acquisition, development, and other pursuit costs for the year ended December 31, 2024 related to the write off of development costs related to an undeveloped land parcel in predevelopment located in Charlotte, North Carolina. Refer to Note 6 to our consolidated financial statements of this Annual Report on Form 10-K for more information.

Impairment Charges

Impairment charges during the year ended December 31, 2025 relate to the leasehold improvements of our corporate offices due to the consolidation and relocation of the Company's operations to accommodate office space demand. Impairment charges during the year ended December 31, 2024 relate to the impairment of an undeveloped land parcel in predevelopment located in Charlotte, North Carolina. Refer to Note 6 in our consolidated financial statements in Item 8 of our 2024 Annual Report on Form 10-K for more information.

Gain on Real Estate Dispositions, Net

There was no gain on real estate dispositions, net for the year ended December 31, 2025. The gain on real estate dispositions, net for the year ended December 31, 2024 were due to the dispositions of the Market at Mill Creek and Nexton Square retail properties.

Non-Operating Income and Expenses

Interest expense for the year ended December 31, 2025 increased $6 million, or 8.0%, compared to the year ended December 31, 2024 primarily due to increased outstanding debt associated with the acquisition of Allied | Harbor Point and a reduction in capitalized interest associated with a lower volume of assets under development. The increase was partially offset by declining SOFR rates on our variable-rate debt portfolio.

The loss on extinguishment of debt for the year ended December 31, 2025 was due to the repayment of the loan secured by the Southern Post mixed-use property. The loss on extinguishment of debt for the year ended December 31, 2024 was due to the repayment of the loans secured by the Chronicle Mill, Premier Retail and Apartments, Market at Mill Creek, Nexton Square, and Southgate Square properties.

Change in fair value of derivatives and other for the year ended December 31, 2025 includes an increase in interest receipts for non-designated derivatives due to a higher notional amount of derivatives not designated as cash flow hedges outstanding, and a decrease in the fair value of our derivative instruments due to decreases in the forward Secured Overnight Financing Rate ("SOFR") curve.

Changes in unrealized credit loss provision for the year ended December 31, 2025 was primarily due to the release of the provision for Solis Gainesville II, which was acquired on December 10, 2025. See Note 8 and Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Changes in other income (expense), net for the year ended December 31, 2025 were immaterial.

Discontinued Operations -  General Contracting and Real Estate Services Data

General contracting and real estate services revenues, expenses, and gross profit reported in discontinued operations, net for the years ended December 31, 2025, 2024, and 2023 were as follows ($ in thousands):

	Years Ended December 31,
	2025	2024	2023
General contracting and real estate services revenues	$119,161	$433,177	$413,131
General contracting and real estate services expenses	112,607	419,302	399,713
Segment gross profit in discontinued operations	6,554	13,875	13,418
Operating margin (1) (2)	5.5%	3.2%	3.2%
________________________________________
(1)50% and 90% of gross profit attributable to our T. Rowe Price Global HQ and Allied | Harbor Point development projects, respectively, is not reflected within general contracting and real estate services revenues due to elimination. The Company is still entitled to receive cash proceeds in relation to the eliminated amounts. Prior to any gross profit eliminations attributable to these projects, operating margin for the years ended December 31, 2025, 2024, and 2023 was 5.4%, 3.5%, and 3.7%, respectively.
(2)The operating margin percentage for the year ended December 31, 2025 is higher than typical levels due to the recognition of cost savings on a third-party project completed during the year.

General contracting and real estate services gross profit reported in discontinued operations, net, for the year ended December 31, 2025 decreased $7.3 million as compared to the year ended December 31, 2024, primarily reflecting the reduction in revenue as third-party project backlog was completed. $1.9 million of the gross profit recognized for the year ended December 31, 2025 was due to savings recognized on the Solis Kennesaw contract during the period.

The changes in third party construction backlog reported in discontinued operations, net for each of the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Beginning backlog	$123,784	$472,170	$665,564
New contracts/change orders	63,920	85,883	221,474
Work performed	(119,001)	(434,269)	(414,868)
Ending backlog	$68,703	$123,784	$472,170

During the year ended December 31, 2025, we executed new contracts or change orders with Dominion Realty Partners totaling $61.4 million. Ending backlog as of December 31, 2025 included $2.8 million in contracts with Beatty Development Group, and $65.6 million in contracts with Dominion Realty Partners.

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

Summarized results of discontinued operations for the years ended December 31, 2025, 2024, and 2023 are shown below (in thousands):

	Year Ended December 31,
	2025	2024	2023
General contracting and real estate services revenues	$119,161	$433,177	$413,131
General contracting and real estate services expenses	$(112,607)	$(419,302)	$(399,713)
Non-operating income and expenses (1)	(1,974)	153	(903)
Income before taxes	4,580	14,028	12,515
Income tax provision	482	614	(1,329)
Income from discontinued operations, net of tax	5,062	14,642	11,186
(1) Non-operating income and expenses includes interest income, depreciation and amortization, general and administrative expenses, and acquisition, development, and other pursuit costs.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of operating expenses and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects, mezzanine loan funding requirements, and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings available under our amended credit facility, and net proceeds from the opportunistic sale of common stock through our at-the-market continuous equity offering program (the "ATM Program"), which is discussed below.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, property development and acquisitions, tenant improvements, and capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities, and the opportunistic disposition of non-core properties. We also may fund property development and acquisitions and capital improvements using our credit facility pending long-term financing.

As of December 31, 2025, we had unrestricted cash and cash equivalents of $49.2 million available for both current liquidity needs as well as development and redevelopment activities. As of December 31, 2025, we also had restricted cash in escrow of $3.2 million, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of December 31, 2025, we had $52.3 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements. During the three months ended December 31, 2025, we increased outstanding borrowings on our revolving credit facility by $41.0 million. On December 10, 2025, we borrowed $35.0 million under the revolving credit facility to finance the purchase of Solis Gainesville II. The remaining borrowings were used for general corporate purposes.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. Additionally, we have begun transforming our debt portfolio from variable-rate to fixed-rate borrowings. We continued to implement this transformation during the year ended December 31, 2025 and intend to continue to implement the transformation during the year ended December 31, 2026. During the year ended December 31, 2025, we entered into $115.0 million of inaugural fixed-rate private placement notes. As of December 31, 2025, fixed-rate debt and variable-rate debt before the impact of derivatives represented 21.3% and 78.7%, respectively, compared to 17.0% and 83.0% as of December 31, 2024. As of December 31, 2025, unsecured debt represented 61.3% of our total borrowings compared to 55.9% as of December 31, 2024. However, we intend to maintain a certain level of property secured debt as part of our risk management strategy.

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

During the year ended December 31, 2025, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of February 20, 2026.

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

During the year ended December 31, 2025, we did not repurchase any shares of common stock or Series A Preferred Stock. As of December 31, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $293.3 million, as of December 31, 2025.

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

Private Placement Notes

On July 22, 2025, we and the Operating Partnership entered into a note purchase agreement (the “Note Purchase Agreement”), with institutional investors, pursuant to which the Operating Partnership sold, and the institutional investors purchased, which $115.0 million aggregate principal amount of unsecured notes, consisting of (a) $25.0 million aggregate principal amount of 5.57% Senior Notes, Series A, due July 22, 2028, (b) $45.0 million aggregate principal amount of 5.78% Senior Notes, Series B, due July 22, 2030, and (c) $45.0 million aggregate principal amount of 6.09% Senior Notes, Series C, due July 22, 2032 (collectively, the "Notes").

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

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of December 31, 2025 ($ in thousands):

	Amount Outstanding	Interest Rate (1)		Effective Rate for Variable-Rate Debt		Maturity Date (2)		Balance at Maturity
Secured Debt
Encore Apartments & 4525 Main Street	$50,840		2.93%			February 10, 2026	(3)	50,726
The Everly	30,000	SOFR+	1.50%	5.20%		March 19, 2026	(4)	30,000
Thames Street Wharf	65,028	SOFR+	1.30%	2.34%	(5)	September 30, 2026		63,952
Constellation Energy Building	175,000	SOFR+	1.50%	5.31%		November 1, 2026		175,000
The Allied | Harbor Point	90,000	SOFR+	2.00%	4.25%	(5)	June 10, 2027		90,000
Liberty	19,897	SOFR+	1.50%	4.93%	(5)	September 27, 2027		19,250
Greenbrier Square	18,785		3.74%			October 10, 2027		18,049
Lexington Square	12,973		4.50%			September 1, 2028		12,044
Red Mill North	3,715		4.73%			December 31, 2028		3,295
Premier Apartments and Retail	29,415		5.53%			December 1, 2029		29,415
Greenside Apartments	29,512		3.17%			December 15, 2029		26,089
Smith's Landing	12,548		4.05%			June 1, 2035		384
The Edison	14,347		5.30%			December 1, 2044		100
The Cosmopolitan	38,524		3.35%			July 1, 2051		187
Total Secured Debt	$590,584							$518,491
Unsecured Debt
TD Unsecured Term Loan	$95,000	SOFR+	1.35%-1.90%	5.35%		May 19, 2026		$95,000
Senior Unsecured Revolving Credit Facility	241,000	SOFR+	1.30%-1.85%	5.30%		January 22, 2027		241,000
M&T Unsecured Term Loan	35,000	SOFR+	1.25%-1.80%	5.25%		March 8, 2027		35,000
M&T Unsecured Term Loan (Fixed)	100,000	SOFR+	1.25%-1.80%	5.05%	(5)	March 8, 2027		100,000
Senior Unsecured Term Loan	271,000	SOFR+	1.25%-1.80%	5.25%		January 21, 2028		271,000
Senior Unsecured Term Loan (Fixed)	79,000	SOFR+	1.25%-1.80%	4.98%	(5)	January 21, 2028		79,000
Senior Notes, Series A	25,000		5.57%			July 22, 2028		25,000
Senior Notes, Series B	45,000		5.78%			July 22, 2030		45,000
Senior Notes, Series C	45,000		6.09%			July 22, 2032		45,000
Total - Unsecured Debt	936,000							936,000
Total Principal Balances	$1,526,584							$1,454,491
Other notes payable(6)	6,107
Unamortized GAAP Adjustments	(6,533)
Indebtedness, Net	$1,526,158
_______________________________________

(1) The Secured Overnight Financing Rate ("SOFR") is determined by individual lenders.
(2) Does not reflect the effect of any maturity extension options.
(3) On February 13, 2026, the Company executed a 60-day extension on this loan.

(4) On February 2, 2026, the Company executed a 1-year loan extension to March 17, 2027 and made a partial repayment of $2.0 million.
(5) Includes debt subject to interest rate swap locks.
(6) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 37-year remaining lease term.

As of December 31, 2025, we were in compliance with all loan covenants on our outstanding indebtedness.

As of December 31, 2025, our scheduled principal repayments and maturities during each of the next five years and thereafter were as follows ($ in thousands):

Year(1)(2)(3)	Amount Due	Percentage of Total
2026	$420,466	28%
2027	507,838	33%
2028	394,325	26%
2029	59,163	4%
2030	47,936	3%
Thereafter	96,856	6%
Total	$1,526,584	100%
________________________________________
(1) Does not reflect the exercise of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.
(3) Debt principal payments and maturities exclude increased ground lease payments at 1405 Point which are classified as a note payable in our consolidated balance sheets.

Interest Rate Derivatives

As of December 31, 2025, the Company held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Floating Rate Pool of Loans	$320,000	(1)	1-month SOFR	2.25%	3.87%	8/1/2025	8/1/2026
Floating Rate Pool of Loans	320,000	(1)	1-month SOFR	2.25%	3.87%	8/1/2025	8/1/2026
Harbor Point Parcel 3 Senior Construction Loan	90,000	(2)	1-month SOFR	2.25%	4.32%	8/1/2025	8/1/2026
Allied Parcel 4 Loan	90,000	(2)	1-month SOFR	2.25%	4.25%	8/1/2025	8/1/2026
Thames Street Wharf Loan	63,007	(3)	Daily SOFR	0.93%	2.34%	4/3/2023	9/30/2026
Floating Rate Pool of Loans	150,000	(4)	1-month SOFR	2.50%	4.12%	1/2/2025	1/1/2027
M&T Unsecured Term Loan	100,000	(3)	1-month SOFR	3.50%	5.05%	12/6/2022	12/6/2027
Liberty Retail & Apartments Loan	21,000	(5)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior Unsecured Term Loan	79,000	(5)	1-month SOFR	3.43%	4.98%	4/1/2024	1/21/2028
Total	$1,233,007

(1) The Company paid $5.5 million to reduce the swap fixed rate on July 28, 2025.
(2) The Company paid $1.5 million to reduce the swap fixed rate on July 28, 2025.
(3) Designated as a cash flow hedge.
(4) The Company paid $4.6 million to reduce the swap fixed rate on January 3, 2025.
(5) The Company novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024 and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid, the $67.9 million swap on the senior unsecured loan increased to $79.0 million.

Contractual Obligations

The following table summarizes the future payments for known contractual obligations as of December 31, 2025 (in thousands):

	Payments due by period
	Less than	More than
Contractual Obligations	1 year	1 year	Total
Principal payments and maturities of long-term indebtedness	$420,466	$1,106,118	$1,526,584
Interest payments on long-term indebtedness (1) (2)	68,396	90,229	158,625
Ground and other operating leases	5,461	450,156	455,617
Tenant-related and other commitments	15,876	2,122	17,998
Total (3) (4)	$510,199	$1,648,625	$2,158,824
________________________________________
(1)For long-term debt that bears interest at variable rates, we estimated future interest payments using the SOFR forward curve as of December 31, 2025. As of December 31, 2025, SOFR was 3.69%.
(2)Assumes the $241.0 million revolving credit facility balance outstanding as of December 31, 2025 remains constant through maturity of the facility. Amounts also include unused credit facility fees assuming the balance outstanding as of December 31, 2025 remains constant through maturity of our revolving credit facility.
(3)Contractual obligations above do not include funding obligations to non-wholly owned projects as well as unfunded real estate financing investment commitments due to the uncertainty of the timing and amounts of certain of these obligations. Refer to "Item 1. Business" for information about our equity method investment project and real estate financing investments.
(4)Contractual obligations above exclude increased ground lease payments at 1405 Point, which is classified as a note payable in the consolidated balance sheets.

Off-Balance Sheet Arrangements

In connection with certain of our real estate financing activities and equity method investments, we have provided guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of December 31, 2025, we had no outstanding guarantee liabilities.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of December 31, 2025, our off-balance sheet arrangements consisted of $6.5 million of unfunded commitments of our notes receivable, all of which relates to unfunded contingencies. We consider the probability of contingency funding to be remote. We have recorded a less than $0.1 million credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows from Continuing Operations

	Years Ended
	December 31,
	2025	2024	Change
	($ in thousands)
Net cash provided by operating activities of continuing operations	$64,247	$81,988	$(17,741)
Net cash used for investing activities of continuing operations	(121,026)	(26,526)	(94,500)
Net cash provided by (used for) financing activities of continuing operations	52,543	(43,262)	95,805
Net change in cash and cash equivalents of discontinued operations	$(13,806)	$29,857	$(43,663)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(18,042)	$42,057	$(60,099)
Cash, cash equivalents, and restricted cash, beginning of period (including discontinued operations)	$72,223	$30,166
Cash, cash equivalents, and restricted cash, end of period (including discontinued operations)	$54,181	$72,223

	Years Ended
	December 31,
	2024	2023	Change
	($ in thousands)
Net cash provided by operating activities of continuing operations	$81,988	$101,864	$(19,876)
Net cash used for investing activities of continuing operations	(26,526)	(236,988)	210,462
Net cash (used for) provided by financing activities of continuing operations	(43,262)	122,253	(165,515)
Net change in cash and cash equivalents of discontinued operations	(13,806)	29,857	38,685
Net increase (decrease) in cash, cash equivalents, and restricted cash	$42,057	$(21,699)	$63,756
Cash, cash equivalents, and restricted cash, beginning of period (including discontinued operations)	$30,166	$51,865
Cash, cash equivalents, and restricted cash, end of period (including discontinued operations)	$72,223	$30,166

Net cash provided by operating activities of continuing operations for the year ended December 31, 2025 decreased by $17.7 million compared to the year ended December 31, 2024. The change was primarily attributable to an increase in interest expense and timing of receipts and payables for the portfolio.

Net cash used for investing activities of continuing operations for the year ended December 31, 2025 increased by $94.5 million compared to the year ended December 31, 2024. The change was primarily attributable to less cash inflows during the current year due to the dispositions of Market at Mill Creek and Nexton Square and less notes receivables paydowns due to the repayment of Solis City Park II in 2024 and greater cash outflows during the current year due to the acquisition of Solis Gainesville II in December, the purchase of off-market interest rate derivatives, and increased spend on tenant and building improvements. These were partially offset by less capital spend on notes receivable issuances and development projects due to the commencement of operations at Southern Post and Chandler Residences.

Net cash provided by financing activities of continuing operations during the year ended December 31, 2025 increased by $95.8 million compared to the year ended December 31, 2024. The change was primarily attributable to the issuance of private placement bonds in July 2025, less debt repayments and extinguishments throughout the year, and less dividend payments throughout the year due to the right-size of the dividend in the first quarter of 2025, partially offset by less proceeds from issuances of common stock.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our period-over-period performance. Accordingly, management believes that Normalized FFO is a more useful performance measure that excludes certain items, including but not limited to, acquisition, development, and other pursuit costs, debt extinguishment losses, prepayment penalties, impairment of intangible assets and liabilities, mark-to-market adjustments on interest rate derivatives not designated as cash flow hedges, amortization of payments made to purchase interest rate caps and swaps designated as cash flow hedges, provision for unrealized non-cash credit losses, amortization of right-of-use assets attributable to finance leases, severance related costs, and other non-comparable items. Stock compensation normalization accounts for the double-issuance of stock compensation due to a modification in the structure of executive compensation grants, removing the impact of grants in the current year that are related to the prior year's performance. New grants are now issued in the year in which performance relates. It also removes the impact of a one-time acceleration of 100% of stock compensation awarded to our former Chief Executive Officer in relation to prior year performance. This adjustment also specifically excludes the impact of the special award granted in June 2025 to a select group of employees including the executive officers. Other equity REITs may not calculate Normalized FFO in the same manner as we do, and, accordingly, our Normalized FFO may not be comparable to such other REITs' Normalized FFO.

The following table sets forth a reconciliation of FFO and Normalized FFO for each of the years ended December 31, 2025, 2024, and 2023 to net income, the most directly comparable GAAP measure:

	Years Ended December 31,
	2025	2024	2023
	(in thousands, except per share and unit amounts)
Net (loss) income attributable to common stockholders and OP Unitholders	$(7,541)	$30,903	$(4,490)
Depreciation and amortization, net(1)	93,541	88,754	95,208
Loss (gain) on consolidation of real estate entities	(6,646)	—	—
Gain on operating real estate dispositions, net (2)	—	(21,305)	—
Impairment of real estate assets	373	1,494	—
FFO attributable to common stockholders and OP Unitholders	79,727	99,846	90,718
Acquisition, development, and other pursuit costs	517	5,531	84
Accelerated amortization of intangible assets and liabilities	(169)	(5)	(653)
Loss on extinguishment of debt	69	247	—
Unrealized credit loss (release) provision	(437)	156	574
Amortization of right-of-use assets - finance leases	1,580	1,578	1,349
Decrease (increase) in fair value of derivatives not designated as cash flow hedges	22,496	9,612	14,185
Stock compensation normalization	3,299	—	—
Amortization of interest rate derivatives on designated cash flow hedges	1,530	422	4,210
Severance related costs	1,801	1,506	—
Normalized FFO available to common stockholders and OP Unitholders	$110,413	$118,893	$110,467
Net (loss) income attributable to common stockholders and OP Unitholders per diluted share and unit	$(0.07)	$0.33	$(0.05)
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.78	$1.08	$1.02
Normalized FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$1.08	$1.29	$1.24
Weighted-average common shares and units - diluted	101,906	92,326	88,864
________________________________________

(1) The adjustment for depreciation and amortization excludes amortization of above and below-market ground lease assets. The adjustment for depreciation and amortization for the years ended December 31, 2025, 2024, and 2023 excludes $1.0 million, $0.9 million and $0.9 million, respectively, of depreciation attributable to our partners.

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

As of December 31, 2025, excluding unamortized GAAP adjustments, 96.3% of our outstanding debt is either fixed rate or economically hedged after the effect of interest rate swaps and caps. As of December 31, 2025, SOFR was approximately 3.69%. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were to increase by 100 basis points, our cash flow would decrease by approximately $3.2 million per year. Assuming no change in the level of our variable-rate debt or derivative instruments, if interest rates were reduced by 100 basis points, our cash flow would increase by approximately $3.2 million per year.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2025, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from our Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2026.

Item 11.    Executive Compensation.

This information is incorporated by reference from our Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2026.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from our Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2026.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from our Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2026.

Item 14.    Principal Accountant Fees and Services.

This information is incorporated by reference from our Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2026.

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

4.1	Form of Certificate of Common Stock of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on May 2, 2013)

4.2	Description of Securities of Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on February 25, 2020)

4.3	Form of Armada Hoffler, L.P. 5.57% Senior Note, Series A, due July 22, 2028 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

4.4	Form of Armada Hoffler, L.P. 5.78% Senior Note, Series B, due July 22, 2030 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

4.5	Form of Armada Hoffler, L.P. 6.09% Senior Note, Series C, due July 22, 2032 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

10.1	Amended and Restated Agreement of Limited Partnership of Armada Hoffler, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2013)

10.2†	Armada Hoffler Properties, Inc. Amended and Restated 2013 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on June 15, 2017)

10.3†	Form of Restricted Stock Award Agreement for Executive Officers (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on February 24, 2020)

10.4†*	Indemnification Agreement between Armada Hoffler Properties, Inc. and each of the Directors and Officers listed on Schedule A thereto

10.5†*	Armada Hoffler, L.P. Amended and Restated Executive Severance Benefit Plan with the participants listed on Schedule A thereto

10.6	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed on February 24, 2020)

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

10.18	Form of Restricted LTIP Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed on February 28, 2025)

10.19	Form of Restricted LTIP Unit Award Agreement for Executive Officers (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed on February 28, 2025)

10.20†*
Term Sheet, dated April 29, 2025, by and between Baltimore Parcel 4, LLC and Harbor Point Parcel 4 Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

10.21†*
Note Purchase Agreement, dated July 22, 2025, among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and the Purchasers party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

10.22†	Form of Time-Based LTIP Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on February 21, 2025)

10.23†	Form of Performance LTIP Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on February 21, 2025)

10.24†	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on February 21, 2025)

10.25†	Form of RSU Award Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on February 21, 2025)

10.26†
Separation and General Release Agreement, entered into as of July 23, 2024, between Shelly R. Hampton and Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 24, 2024)

10.27
Separation and General Release Agreement, entered into as of May 21, 2025, between Eric E. Apperson and Armada Hoffler Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 25, 20245

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of Armada Hoffler Properties, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on February 28, 2024)

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: February 26, 2026

ARMADA HOFFLER PROPERTIES, INC.

By:	/s/ Shawn J. Tibbetts
Shawn J. Tibbetts
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn J. Tibbetts	Chairman, President and Chief Executive Officer	February 26, 2026
Shawn J. Tibbetts	(Principal Executive Officer)

/s/ Matthew T. Barnes-Smith	Chief Financial Officer, Treasurer, and Corporate Secretary	February 26, 2026
Matthew T. Barnes-Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Carroll	Lead Independent Director	February 26, 2026
James A. Carroll

/s/ George F. Allen	Director	February 26, 2026
George F. Allen

/s/ Jennifer R. Boykin	Director	February 26, 2026
Jennifer R. Boykin

/s/ James C. Cherry	Director	February 26, 2026
James C. Cherry

/s/ Dennis H. Gartman	Director	February 26, 2026
Dennis H. Gartman

/s/ Louis S. Haddad	Director	February 26, 2026
Louis S. Haddad

/s/ Daniel A. Hoffler	Director	February 26, 2026
Daniel A. Hoffler

/s/ F. Blair Wimbush	Director	February 26, 2026
F. Blair Wimbush

Armada Hoffler Properties, Inc.

Form 10-K
For the Fiscal Year Ended December 31, 2025

Item 8, Item 15(a)(1) and (2)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Armada Hoffler Properties, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Armada Hoffler Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Armada Hoffler Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armada Hoffler Properties, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and Financial Statement Schedule listed in the Index at Item 15(3) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Allowance for Loan Losses - Notes Receivable

Description of the Matter
At December 31, 2025, the Company’s notes receivable portfolio totaled $128.7 million, net of allowances of $1.9 million. As discussed in Notes 2 and 8 to the consolidated financial statements, management estimates the allowance for loan losses on outstanding notes receivable based primarily upon relevant historical loan loss data sets, the forecast for macroeconomic conditions, loan-to-value of the underlying project, remaining contractual loan term, and other relevant loan-specific factors. For loans experiencing financial difficulty as of the measurement date, the Company recognizes expected credit losses calculated as the difference between the amortized cost basis of the financial asset and the estimated fair value of the collateral, net of selling costs, which includes an estimation of the projected sales proceeds from the sale of the underlying property.

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
Richmond, Virginia
February 26, 2026

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	DECEMBER 31,
	2025	2024
ASSETS
Real estate investments:
Income producing property	$2,524,525	$2,171,970
Held for development	5,683	5,683
Construction in progress	17,053	17,515
	2,547,261	2,195,168
Accumulated depreciation	(521,189)	(450,419)
Net real estate investments	2,026,072	1,744,749
Real estate investments held for sale	4,800	4,800
Assets of discontinued operations	29,960	131,520
Cash and cash equivalents	49,150	31,936
Restricted cash	3,229	1,581
Accounts receivable, net	66,176	52,843
Notes receivable, net	128,674	132,565
Equity method investments	47,926	158,151
Operating lease right-of-use assets	22,610	22,841
Finance lease right-of-use assets	87,473	88,986
Acquired lease intangible assets	77,606	89,739
Other assets	52,834	53,152
Total Assets	$2,596,510	$2,512,863
LIABILITIES AND EQUITY
Indebtedness, net	$1,526,158	$1,295,559
Accounts payable and accrued liabilities	40,182	35,082
Operating lease liabilities	31,198	31,365
Finance lease liabilities	93,477	92,646
Other liabilities	45,704	54,418
Liabilities of discontinued operations	30,599	114,124
Total Liabilities	1,767,318	1,623,194
Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized, 6,843,418 shares issued and outstanding as of December 31, 2025 and 2024	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 80,166,778 and 79,695,938 shares issued and outstanding as of December 31, 2025 and 2024, respectively	805	797
Additional paid-in capital	724,667	714,640
Distributions in excess of earnings	(269,484)	(218,623)
Accumulated other comprehensive income	703	2,737
Total stockholders’ equity	627,776	670,636
Noncontrolling interests in investment entities	8,532	9,180
Noncontrolling interests in Operating Partnership	192,884	209,853
Total Equity	829,192	889,669
Total Liabilities and Equity	$2,596,510	$2,512,863

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share and unit data)

	YEARS ENDED DECEMBER 31,
	2025	2024	2023
Revenues
Rental revenues	$269,624	$256,697	$238,924
Interest income	15,577	17,371	14,987
Total revenues	285,201	274,068	253,911
Expenses
Rental expenses	66,912	62,410	56,419
Real estate taxes	25,100	23,308	22,442
Depreciation and amortization	91,522	90,829	97,339
General and administrative expenses	20,341	19,287	17,191
Acquisition, development, and other pursuit costs	93	5,530	84
Impairment charges	373	1,494	102
Total expenses	204,341	202,858	193,577
Gain on real estate dispositions, net	—	21,305	738
Operating income	80,860	92,515	61,072
Interest expense	(85,309)	(78,965)	(57,810)
Equity in (loss) income of unconsolidated real estate entities	(2,140)	245	—
Gain on consolidation of real estate entities	6,646	—	—
Loss on extinguishment of debt	(69)	(247)	—
Change in fair value of derivatives and other	(1,522)	14,251	(6,242)
Unrealized credit loss release (provision)	437	(156)	(574)
Other (expense) income, net	(57)	209	31
(Loss) income from continuing operations	(1,154)	27,852	(3,523)

Discontinued operations:
Income from discontinued operations	4,580	14,028	12,515
Income tax benefit (provision) from discontinued operations	482	614	(1,329)
Income from discontinued operations, net of taxes	5,062	14,642	11,186

Net income	$3,908	$42,494	$7,663
Net loss (income) attributable to noncontrolling interests:
Investment entities	99	(43)	(605)
Operating Partnership	1,597	(6,806)	1,229
Net income attributable to Armada Hoffler Properties, Inc.	5,604	35,645	8,287
Preferred stock dividends	(11,548)	(11,548)	(11,548)
Net (loss) income attributable to common stockholders	$(5,944)	$24,097	$(3,261)
Net (loss) income attributable to common stockholders from continuing operations per share (basic and diluted)	$(0.14)	$0.13	$(0.21)
Net income attributable to common stockholders from discontinued operations per share (basic and diluted)	$0.06	$0.21	$0.17
Net (loss) income attributable to common stockholders per share (basic and diluted)	$(0.07)	$0.34	$(0.05)
Weighted-average common shares outstanding (basic and diluted)	80,116	70,662	67,692

Comprehensive income (loss):
Net income	$3,908	$42,494	$7,663
Unrealized cash flow hedge (losses) gains	(1,310)	4,322	6,879
Realized cash flow hedge gains reclassified to net income	(1,127)	(7,289)	(20,047)
Comprehensive income (loss)	1,471	39,527	(5,505)
Comprehensive loss (income) attributable to noncontrolling interests:
Investment entities	(53)	(3)	(322)

Operating Partnership	2,151	(6,047)	4,341
Comprehensive income (loss) attributable to Armada Hoffler Properties, Inc.	$3,569	$33,477	$(1,486)

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Equity
(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, January 1, 2023	$171,085	$677	$587,884	$(126,875)	$14,679	$647,450	$24,055	$232,509	$904,014
Net income (loss)	—	—	—	8,287	—	8,287	605	(1,229)	7,663
Unrealized cash flow hedge gains	—	—	—	—	5,026	5,026	315	1,538	6,879
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(14,799)	(14,799)	(598)	(4,650)	(20,047)
Net costs from issuance of common stock	—	—	(208)	—	—	(208)	—	—	(208)
Retirement of common stock	—	(12)	(10,458)	(2,158)	—	(12,628)	—	—	(12,628)
Restricted stock awards, net	—	3	2,955	—	—	2,958	—	—	2,958
Issuance of operating partnership units for acquisitions	—	—	—	—	—	—	—	12,194	12,194
Acquisition of noncontrolling interest in real estate entity	—	—	—	—	—	—	(12,834)	—	(12,834)
Redemption of operating partnership units	—	—	514	—	—	514	—	(1,219)	(705)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,557)	—	(1,557)
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)	—	—	(11,548)
Dividends and distributions declared on common shares and units	—	—	—	(52,430)	—	(52,430)	—	(16,573)	(69,003)
Balance, December 31, 2023	171,085	668	580,687	(184,724)	4,906	572,622	9,986	222,570	805,178
Net income	—	—	—	35,645	—	35,645	43	6,806	42,494
Unrealized cash flow hedge gains	—	—	—	—	3,322	3,322	29	971	4,322
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(5,491)	(5,491)	(68)	(1,730)	(7,289)
Net proceeds from issuance of common stock	—	126	129,295	—	—	129,421	—	—	129,421
Restricted stock awards, net	—	2	3,892	—	—	3,894	—	—	3,894
Redemption of operating partnership units	—	1	766	—	—	767	—	(972)	(205)
Distributions to noncontrolling interests	—	—	—	—	—	—	(810)	—	(810)
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)	—	—	(11,548)
Dividends and distributions declared on common shares and units	—	—	—	(57,996)	—	(57,996)	—	(17,792)	(75,788)
Balance, December 31, 2024	171,085	797	714,640	(218,623)	2,737	670,636	9,180	209,853	889,669
Net income	—	—	—	5,604	—	5,604	(99)	(1,597)	3,908
Unrealized cash flow hedge losses	—	—	—	—	(1,030)	(1,030)	—	(280)	(1,310)
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—	—	(1,004)	(1,004)	152	(275)	(1,127)
Net costs from issuance of common stock	—	—	(134)	—	—	(134)	—	—	(134)
Restricted stock awards, net	—	5	5,685	—	—	5,690	—	—	5,690
Non-controlling interest recognized upon consolidation	—	—	—	—	—	—	36,323	—	36,323
Acquisition of noncontrolling interest in real estate entity	—	—	1,951	—	—	1,951	(36,323)	—	(34,372)
Redemption of operating partnership units	—	3	2,525	—	—	2,528	—	(2,543)	(15)
Distributions to noncontrolling interests	—	—	—	—	—	—	(701)	—	(701)
Dividends declared on preferred stock	—	—	—	(11,548)	—	(11,548)	—	—	(11,548)
Dividends and distributions declared on common shares and units per share and unit	—	—	—	(44,917)	—	(44,917)	—	(12,274)	(57,191)
Balance, December 31, 2025	$171,085	$805	$724,667	$(269,484)	$703	$627,776	$8,532	$192,884	$829,192
See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	YEARS ENDED DECEMBER 31,
	2025	2024	2023
Cash flows from operating activities of continuing operations:
Net income	$3,908	$42,494	$7,663
Less: net income from discontinued operations, net of tax	$(5,062)	$(14,642)	$(11,186)
Net income (loss) from continuing operations	$(1,154)	$27,852	$(3,523)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of buildings and tenant improvements	72,463	68,148	63,375
Amortization of leasing costs, in-place lease intangibles, and right-of-use assets	19,032	22,680	33,965
Accrued straight-line rental revenue	(10,243)	(8,254)	(6,272)
Amortization of leasing incentives and above or below-market rents	(1,781)	(1,646)	(2,190)
Accrued straight-line ground rent expense	(14)	28	64
Unrealized credit loss provision (release)	(437)	156	574
Adjustment for uncollectible lease accounts	2,764	2,020	4,013
Noncash acquisition, development, and other pursuit costs	—	5,528	—
Noncash stock compensation	6,845	5,098	3,677
Impairment charges	373	1,494	102
Noncash interest expense	5,618	3,726	7,106
Noncash loss on extinguishment of debt	69	247	—
Gain on consolidation of real estate entities	(6,646)	—	—
Gain on real estate dispositions, net	—	(21,305)	(738)
Change in fair value of derivatives and other	22,496	9,612	14,185
Adjustment for receipts on off-market interest rate derivatives	(24,073)	(22,829)	(7,947)
Equity in income (loss) of unconsolidated real estate entities	2,140	(245)	—
Changes in operating assets and liabilities:
Property assets	(9,546)	(11,211)	(6,897)
Property liabilities	1,524	12,535	16,279
Interest receivable	(15,183)	(11,646)	(13,909)
Net cash provided by operating activities of continuing operations	64,247	81,988	101,864

Cash flows from investing activities:
Development of real estate investments	(10,570)	(29,831)	(58,793)
Tenant and building improvements	(46,253)	(30,180)	(24,372)
Acquisitions of real estate investments, net of cash received	(33,724)	—	(8,394)
Dispositions of real estate investments, net of selling costs	—	58,593	246
Notes receivable issuances	(21,632)	(47,721)	(48,184)
Notes receivable paydowns	450	20,594	—
Payments to purchase off-market interest rate derivatives	(18,535)	—	(31,311)
Receipts on off-market interest rate derivatives	24,073	22,829	7,947
Leasing costs	(8,222)	(4,935)	(4,059)
Leasing incentives	(10)	—	(20)
Contributions to equity method investments	(6,603)	(15,875)	(70,048)
Net cash used for investing activities of continuing operations	(121,026)	(26,526)	(236,988)

Cash flows from financing activities:
(Costs)/proceeds from issuance of common stock, net	(134)	129,421	(208)
Common shares tendered for tax withholding	(1,377)	(1,566)	(1,111)
Repurchase and retirement of common stock, net	—	—	(12,628)
Debt issuances, credit facility, and construction loan borrowings	371,044	269,469	402,568
Debt and credit facility repayments, including principal amortization	(164,562)	(257,575)	(180,869)
Debt issuance costs	(2,765)	(2,221)	(2,839)
Cash paid on extinguishment of debt	(69,460)	(95,881)	—
Acquisition of non-controlling interest in consolidated real estate investments	(4,263)	—	—
Redemption of operating partnership units	(15)	(205)	(705)
Distributions to noncontrolling interests	(701)	(810)	(1,557)
Dividends and distributions	(75,224)	(83,894)	(80,398)
Net cash provided by (used for) financing activities of continuing operations	52,543	(43,262)	122,253

Cash flows from discontinued operations
Net cash flows (used in) provided by operating activities of discontinued operations	(13,806)	30,032	(8,550)
Net cash flows used in investing activities of discontinued operations	—	(175)	(278)
Net change in cash and cash equivalents of discontinued operations	(13,806)	29,857	(8,828)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,042)	42,057	(21,699)
Cash, cash equivalents, and restricted cash, beginning of period (including discontinued operations)	72,223	30,166	51,865
Cash, cash equivalents, and restricted cash, end of period (including discontinued operations)	$54,181	$72,223	$30,166
Less: cash, cash equivalents, and restricted cash attributable to discontinued operations at end of period	$(1,802)	$(38,706)	$(7,894)
Cash, cash equivalents, and restricted cash at end of period	$52,379	$33,517	$22,272

	Year Ended December 31,
	2025	2024	2023
Supplemental Disclosures:
Cash paid for interest	$72,977	71,629	44,920
Cash (paid) refunded for income taxes	$(1,397)	(1,145)	33
(Decrease) increase in dividends and distributions payable	$(6,485)	3,442	153
Decrease in accrued capital improvements and development costs	$(12,318)	(115)	(4,825)
Issuance of operating partnership units for acquisitions	$—	—	12,194
Operating Partnership units redeemed for common shares	$2,528	767	514
Debt assumed at fair value in conjunction with real estate purchases	$—	—	105,584
Note receivable redeemed in conjunction with real estate purchase	$26,858	—	90,232
Equity method investment redeemed due to consolidation	$114,689	—	—
Notes receivable redeemed for acquisition of non-controlling interests	$13,335	—	—
Parcel consideration for acquisition of non-controlling interests	$16,653	—	—
Acquisitions of noncontrolling interests	$—	—	12,834
Other liability satisfied in connection with a real estate disposal	$—	—	750
Recognition of finance lease right-of-use assets	$—	—	47,742
Recognition of finance lease liabilities	$—	—	46,616
Adjustment to finance lease ROU assets	$—	—	1,705
Adjustment to finance lease liabilities	$—	—	1,705

(1) The following table sets forth the items from the Company's consolidated balance sheets that are included in cash, cash equivalents, and restricted cash in the consolidated statements of cash flows:

	As of December 31,
	2025	2024	2023
Beginning of year:
Cash and cash equivalents (1)	$31,936	$20,026	$47,499
Restricted cash (2)	1,581	2,246	3,726
Cash, cash equivalents, and restricted cash	$33,517	$22,272	$51,225

End of year:
Cash and cash equivalents (3)	$49,150	$31,936	$20,026
Restricted cash (2)	3,229	1,581	2,246
Cash, cash equivalents, and restricted cash	$52,379	$33,517	$22,272
(1) Excludes cash from discontinued operations for the years ended December 31, 2025, 2024, and 2023 of $38.7 million, $7.9 million, and $0.6 million respectively.
(2) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.
(3) Excludes cash from discontinued operations for the years ended December 31, 2025, 2024, and 2023 of $1.8 million, $38.7 million, and $7.9 million, respectively.

See Notes to Consolidated Financial Statements.

ARMADA HOFFLER PROPERTIES, INC.
Notes to Consolidated Financial Statements

1.    Business and Organization

Armada Hoffler Properties, Inc. (the "Company") is a self-managed real estate investment trust ("REIT") with over four decades of experience developing, building, acquiring, and managing high-quality retail, office, and multifamily properties located primarily in the Mid-Atlantic and Southeastern United States.

The Company is the sole general partner of Armada Hoffler, L.P. (the "Operating Partnership"), and as of December 31, 2025, owned 77.3% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly-owned subsidiaries thereof. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the "IPO") and certain related formation transactions on May 13, 2013.

 As of December 31, 2025, the Company's operating portfolio consisted of the following properties:

Property(1)	Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
4525 Main Street Retail*	Virginia Beach, Virginia	100%
4621 Columbus Retail*	Virginia Beach, Virginia	100%
Columbus Village*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
The Cosmopolitan Retail*	Virginia Beach, Virginia	100%
Two Columbus Retail*	Virginia Beach, Virginia	100%
West Retail*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Retail*	Baltimore, Maryland	90%
Point Street Retail*	Baltimore, Maryland	100%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail	Newport News, Virginia	65%	(2)
Delray Beach Plaza	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%
Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%
Parkway Centre	Moultrie, Georgia	100%
Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%

Property(1)	Location	Ownership Interest
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Southeast Sunbelt
Chronicle Mill Retail	Belmont, North Carolina	85%	(2)
North Hampton Market	Taylors, South Carolina	100%
One City Center Retail*	Durham, North Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza Retail	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Liberty Retail	Newport News, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%
The Edison Retail	Richmond, Virginia	100%

Office
Town Center of Virginia Beach
249 Central Park Office*	Virginia Beach, Virginia	100%
4525 Main Street Office*	Virginia Beach, Virginia	100%
4605 Columbus Office*	Virginia Beach, Virginia	100%
Armada Hoffler Tower*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus Office*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
Chronicle Mill Office	Belmont, North Carolina	85%	(2)
One City Center Office*	Durham, North Carolina	100%
Providence Plaza Office	Charlotte, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic
Brooks Crossing Office	Newport News, Virginia	100%

Multifamily
Town Center of Virginia Beach
Encore Apartments*	Virginia Beach, Virginia	100%
Premier Apartments*	Virginia Beach, Virginia	100%
The Cosmopolitan*	Virginia Beach, Virginia	100%

Property(1)	Location	Ownership Interest
Harbor Point - Baltimore Waterfront
1305 Dock Street*	Baltimore, Maryland	90%
1405 Point*	Baltimore, Maryland	100%
Southeast Sunbelt
Chandler Residences*	Roswell, Georgia	100%
Chronicle Mill Apartments	Belmont, North Carolina	85%	(2)
The Everly	Gainesville, Georgia	100%
Mid-Atlantic
Liberty Apartments	Newport News, Virginia	100%
Smith's Landing	Blacksburg, Virginia	100%
The Edison	Richmond, Virginia	100%
________________________________________
*Mixed-use asset or located in a mixed-use development.
(1) The Company generally considers a property to be stabilized upon the earlier of (a) the quarter after the property reaches 80% occupancy, or (b) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment or is impacted by significant disruptive events (e.g. fire, flood) is no longer considered stabilized until the redevelopment or repair activities are complete, the asset is placed back into service, and the stabilization criteria above are again met. A property may also be fully or partially taken out of service as a result of a disposition, depending on the significance of the portion of the property disposed. A property classified as Held for Sale is not considered stabilized.
(2) We are entitled to a preferred return on our investment in this property.
As of December 31, 2025, the following properties were under development, under redevelopment or unstabilized:

Development, Not Stabilized	Segment	Location	Ownership
Southern Post Retail*	Retail	Roswell, Georgia	100%
Southern Post Office*	Office	Roswell, Georgia	100%
Allied | Harbor Point Retail*	Retail	Baltimore, Maryland	100%
Allied | Harbor Point Office Garage*	Office	Baltimore, Maryland	100%
Allied | Harbor Point*	Multifamily	Baltimore, Maryland	100%

Redevelopment, impacted by significant disruptive events, or unstabilized	Segment	Location	Ownership
Columbus Village II*	Retail	Virginia Beach, Virginia	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Solis Gainesville II	Multifamily	Gainesville, Georgia	100%
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

Discontinued Operations

During the year ended December 31, 2025, the Company elected to divest the general contracting and real estate services segment. This disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results and has been reported as discontinued operations. The Company has entered into a letter of intent relating to the potential sale of its construction business, expected to close in the first quarter of 2026. On February 6, 2026, the Company entered into a non-binding term sheet to sell. The transaction is expected to include a transition services agreement for a period of time following the closing to provide human resources and payroll services.

The results of operations for the general contracting and real estate services segment have been removed from continuing operations and presented as income from discontinued operations, net of tax for all periods presented. Assets and liabilities associated with the general contracting and real estate services segment have been reclassified as assets of discontinued operations and liabilities of discontinued operations, in the consolidated balance sheet as of December 31, 2025 and 2024. Unless specifically stated otherwise, footnote disclosures only reflect the results of continuing operations. The results of discontinued operations are presented in Note 4.

Segments

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and are regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Segment information is prepared on the same basis that the CODM reviews information for operational decision-making purposes. The CODM evaluates the performance of each of the Company’s properties and real estate ventures individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. The Company operates in four business segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, and (iv) real estate financing. The Company's real estate financing segment includes the Company's real estate financing loans and preferred equity investments on development projects. The Company's CODM has been identified to collectively include the Company's Chief Executive Officer and Chief Financial Officer for the years ending December 31, 2025, 2024, and 2023.

Revenue Recognition

Rental Revenues

The Company leases its properties under operating leases and recognizes base rents when earned on a straight-line basis over the lease term. Rental revenues include $10.2 million, $8.3 million and $6.4 million of straight-line rent adjustments for the years ended December 31, 2025, 2024, and 2023, respectively. The Company begins recognizing rental revenue when the tenant has the right to take possession of or controls the physical use of the property under lease. The extended collection period for accrued straight-line rental revenue along with the Company’s evaluation of tenant credit risk may result in the nonrecognition of all or a portion of straight-line rental revenue until the collection of substantially all such revenue for a tenant is probable. The Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when the sales thresholds are met. The Company recognizes leasing incentives as reductions to rental revenue on a straight-line basis over the lease term. Leasing incentive amortization was $0.2 million, $0.4 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023. The Company recognizes fair value adjustments recorded at the time of lease assumption in rental income on a straight-line basis as a reduction to revenue over the remaining life of the lease or any renewal periods for which the Company determines have value at the time of acquisition. The Company recognizes cost reimbursement revenue for real estate taxes, operating expenses, and common area maintenance costs on an accrual basis during the periods in which the expenses are incurred. The Company includes cost reimbursement revenue in rental revenues as it meets the criteria as defined in ASC 842. The Company recognizes lease termination fees either upon termination or amortizes them over any remaining lease term.

General Contracting and Real Estate Services Revenues

The Company recognizes general contracting revenues, presented on a net basis in discontinued operations, when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For each construction contract, the Company identifies the performance obligations, which typically include the delivery of a single building constructed according to the specifications of the contract. The Company estimates the total transaction price, which generally includes a fixed contract price and may also include variable components such as early completion bonuses, liquidated damages, or cost savings to be shared with the customer. Variable components of the contract price are included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur. The Company recognizes the estimated transaction price as revenue as it satisfies its performance obligations; the Company estimates its progress in satisfying performance obligations for each contract using the input method, based on the proportion of incurred costs relative to total estimated construction costs at completion. Construction contract costs include all direct material, direct labor, subcontract costs, and overhead costs directly related to contract performance. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, are all significant judgments that may result in revisions to costs and income and are recognized in the period in which they are determined. Additionally, the estimated costs at completion are affected by management’s forecasts of anticipated costs to be incurred and contingency reserves for exposures related to unknown costs, such as design deficiencies and subcontractor defaults. The estimated variable consideration is also affected by claims and unapproved change orders, which may result from changes in the scope of the contract. Provisions for estimated losses on uncompleted contracts are recognized immediately in the period in which such losses are determined. The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable.

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

The Company capitalizes direct and indirect project costs associated with the initial development of a property until the property is substantially complete and ready for its intended use. Capitalized project costs include pre-acquisition, development, and preconstruction costs including overhead, salaries, and related costs of personnel directly involved, real estate taxes, insurance, utilities, ground rent, and interest. Interest is also capitalized in relation to the Company's equity method investments for development projects. Interest capitalized during the years ended December 31, 2025, 2024, and 2023 was $2.3 million, $13.7 million, and $8.3 million, respectively.

The Company capitalizes predevelopment costs directly identifiable with specific properties when the development of such properties is probable. Capitalized predevelopment costs are presented within other assets in the consolidated balance sheets. Land for which development activities have not yet commenced are presented separately as land held for development in the consolidated balance sheets. Capitalized predevelopment costs as of December 31, 2025 and 2024, were $2.2 million, and $1.7 million, respectively. Costs attributable to unsuccessful projects are expensed.

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

As of December 31, 2025, and 2024, an undeveloped land parcel located in Charlotte, North Carolina was classified as held for sale for $4.8 million in each period, and is included within real estate investments held for sale on the consolidated balance sheets with disposal expected to be completed in the first quarter of 2026.

Impairment of Long-Lived Assets

The Company evaluates its real estate assets for impairment on a property-by-property basis whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such an evaluation is necessary, the Company compares the carrying amount of any such real estate asset with the undiscounted expected future cash flows that are directly associated with, and that are expected to arise as a direct result of, its use and eventual disposition. If the carrying amount of a real estate asset exceeds the associated estimate of undiscounted expected future cash flows, an impairment loss is recognized to reduce the real estate asset’s carrying value to its fair value. The impairment charges recognized during the year ended December 31, 2025 relate to the leasehold improvements of our corporate offices due to the consolidation and relocation of the Company's operations to accommodate office space demand. The impairment charges recognized during the year ended December 31, 2024 relate to an undeveloped land parcel in predevelopment located in Charlotte, North Carolina. The impairment charges recognized during the year ended December 31, 2023 represent unamortized leasing or acquired intangible assets related to vacated tenants. Refer to Note 6 for more information.

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

The Company evaluates its equity method investments for impairments and records a loss if the carrying value is greater than the fair value of the investment and the impairment is other-than-temporary. No other-than-temporary impairment charges were recorded in relation to the Company's equity method investments for the years ended December 31, 2025, 2024, and 2023.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, investments in money market funds, and investments with an original maturity of three months or less.

Restricted Cash

Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.

Accounts Receivable, Net

Accounts receivable include amounts from tenants for base rents, contingent rents, and cost reimbursements as well as accrued straight-line rental revenue. As of December 31, 2025 and 2024, accrued straight-line rental revenue presented within accounts receivable in the consolidated balance sheets was $49.0 million and $39.0 million, respectively.

The Company’s evaluation of the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts is based primarily upon evaluations of individual accounts receivable, current economic conditions, historical experience, and other relevant factors. The Company establishes a reserve for any receivable associated with a tenant when collection of substantially all operating lease payments for a tenant is not probable. As of December 31, 2025 and 2024, the allowance for doubtful accounts was $0.5 million and $2.3 million, respectively. The Company reflects these amounts as a component of rental income on the consolidated statements of comprehensive income.

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

For interest rate caps that qualify as cash flow hedges, the premium paid by the Company at inception represents the time value of the instrument and is excluded from the hedge effectiveness assessment. The excluded component is amortized over the life of the derivative instrument and presented within interest expense in the consolidated statements of comprehensive income. The Company recognized amortization of interest rate cap premiums of $1.5 million, $0.4 million and $3.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Compensation cost associated with the vesting of share-based awards is presented within either general and administrative expenses or income from discontinued operations, net in the consolidated statements of comprehensive income. Stock-based compensation for personnel directly involved in the construction and development of a property is capitalized.

Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes. For continued qualification as a REIT for federal income tax purposes, the Company must meet certain organizational and operational requirements, including a requirement to pay distributions to stockholders of at least 90% of annual taxable income, excluding net capital gains. As a REIT, the Company generally is not subject to income tax on net income distributed as dividends to stockholders. The Company is subject to state and local income taxes in some jurisdictions and, in certain circumstances, may also be subject to federal excise taxes on undistributed income. In addition, certain of the Company’s activities must be conducted by subsidiaries that have elected to be treated as a taxable REIT subsidiary ("TRS") subject to both federal and state income taxes. The Operating Partnership has historically conducted its development and construction businesses through a TRS. The related income tax provision or benefit attributable to the profits or losses of a TRS and any taxable income of the Company is reflected in the consolidated financial statements.

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

The Company allocates its income tax provision between income from continuing operations and income from discontinued operations in accordance with ASC 740. Under this guidance, the Company applies the with-or-without method, whereby the total income tax provision is first determined for the consolidated entity. Income tax expense is then allocated to discontinued operations only to the extent that discontinued operations, on a standalone basis, either increase or reduce the consolidated tax provision. In other words, the Company computes the tax provision "with" the results of discontinued operations included and "without" them, and the difference between the two calculations represents the amount of tax allocated to discontinued operations. All remaining income tax effects - including those related to changes in valuation allowances, uncertain tax positions, and other items not directly attributable to discontinued operations - are allocated to continuing operations. As a result, the tax provision reported within discontinued operations reflects only the incremental tax effect of those operations under the with-or-without method, and the tax provision for continuing operations includes all other consolidated tax effects.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period excluding the weighted-average number of unvested restricted shares and unvested performance units outstanding during the period. Diluted net income per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. The potential dilutive shares consist of unvested restricted stock awards calculated using the two-class method and unvested performance units calculated using the treasury stock method. However, there were no significant potential dilutive shares outstanding for each of the three years ended December 31, 2025, 2024, and 2023. As a result, basic and diluted outstanding shares were the same for each period presented.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards:

Income Taxes

In December 2023, the FASB issued ASU 2023-09 as an update to ASC Topic 740, which will become effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 enhances the disclosures surrounding income taxes, specifically in relation to the rate reconciliation table and income taxes paid. The Company adopted ASU 2023-09 effective for the year ended December 31, 2025, however the impact was immaterial due to the decreased activity of the general contracting and real estate services business operated through the Company's TRS.

Recently Issued Accounting Standards Not Yet Adopted:

Recent accounting pronouncements, other than those below, issued by the FASB did not or are not believed by management to have a material effect on the Company’s present or future financial statements or disclosures.

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

Credit Losses

In July 2025, the FASB issued ASU 2025‑05 as an update to ASC Topic 326, which will become effective for fiscal years beginning after December 31, 2025, including interim periods. Early adoption is permitted. The amendment allows for a practical expedient when estimating expected credit losses and is intended to refine and enhance the application of CECL by providing clarifications related to expected credit loss measurement, model inputs, and disclosure requirements. The Company does not expect ASU 2025-05 to have a material impact on its consolidated financial statements.

Derivatives and Hedging

In November 2025, the FASB issued ASU 2025‑09, as an update to ASC Topic 815, which will become effective for fiscal years beginning after December 31, 2026, including interim periods. Early adoption is permitted and the guidance is applied prospectively, with transition provisions for updating certain existing hedging relationships. The amendments clarify and refine aspects of hedge accounting, including (i) assessing similar risk exposure for groups of forecasted transactions in cash flow hedges, (ii) hedging forecasted interest payments on choose‑your‑rate debt instruments, (iii) cash flow hedges of nonfinancial forecasted transactions (including component hedging), (iv) the use of net written options as hedging instruments, and (v) certain foreign‑currency hedge accounting matters. The Company is currently evaluating the impact of ASU 2025‑09 on its consolidated financial statements.

3.    Segments

The Company operates its business in four reportable segments: (i) retail real estate, (ii) office real estate, (iii) multifamily real estate, and (iv) real estate financing. Refer to Note 1 for the composition of properties within each property segment.

Net operating income ("NOI") is the primary measure used by the Company’s CODM to assess segment performance. NOI is calculated as segment revenues less segment expenses. Segment revenues include rental revenues for the property segments, and interest income for the real estate financing segment. Segment expenses include rental expenses and real estate taxes for the property segments and interest expense for the real estate financing segment. Segment NOI for the real estate financing segment is also referred to as segment gross profit. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of the Company’s real estate, and real estate financing businesses.

The following tables set forth financial information by segment for the years ended December 31, 2025, 2024, and 2023 (in thousands) and includes a reconciliation of the primary measure of segment profit (NOI) to Net Income:

	For the Year Ended December 31, 2025
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	Real Estate Financing	Other (1)	Total
Revenues
Rental revenues	$100,394	$103,147	$66,083	$—	$—	$269,624
Interest income (real estate financing segment)	—	—	—	14,831	746	15,577
Total revenues	100,394	103,147	66,083	14,831	746	285,201
Expenses
Rental expenses (2)	17,445	27,059	22,408	—	—	66,912
Real estate taxes	9,174	9,539	6,387	—	—	25,100
Interest expense (real estate financing segment) (3)	—	—	—	8,002	—	8,002
Total segment operating expenses	26,619	36,598	28,795	8,002	—	100,014
Segment net operating income	73,775	66,549	37,288	6,829	746	185,187
Interest income (excluding real estate financing segment)	39	12	126	—	(177)	—
Depreciation and amortization	(32,374)	(36,715)	(21,565)	—	(868)	(91,522)
General and administrative expenses	—	—	—	—	(20,341)	(20,341)
Acquisition, development, and other pursuit costs	—	—	—	—	(93)	(93)
Impairment charges	—	29	(55)	—	(347)	(373)
Interest expense (excluding real estate financing segment) (4)	(29,051)	(28,293)	(19,963)	—	—	(77,307)
Equity in loss of unconsolidated real estate entities	(177)	(1,055)	(908)	—	—	(2,140)
Gain on consolidation of real estate entities	415	2,785	3,446	—	—	6,646
Loss on extinguishment of debt	17	(36)	(50)	—	—	(69)
Change in fair value of derivatives and other	(1,021)	(33)	(143)	(325)	—	(1,522)
Unrealized credit loss release	—	—	—	196	241	437
Other income (expense), net	7	(1)	27	—	(90)	(57)
Net income (loss) from continuing operations	$11,630	$3,242	$(1,797)	$6,700	$(20,929)	$(1,154)

Discontinued operations (5)
Income (loss) from discontinued operations	—	—	—	—	4,580	4,580
Income tax benefit (provision) from discontinued operations	$—	$—	$—	$—	$482	482
Income from discontinued operations	$—	$—	$—	$—	$5,062	$5,062

Net income (loss)	$11,630	$3,242	$(1,797)	$6,700	$(15,867)	$3,908

	For the Year Ended December 31, 2024
	Retail Real Estate	Office Real Estate		Multifamily Real Estate	Real Estate Financing	Other (1)	Total
Revenues
Rental revenues	103,435	$95,007		$58,255	$—	$—	$256,697
Interest income (real estate financing segment)	—	—		—	$16,077	1,294	17,371
Total revenues	103,435	95,007		58,255	16,077	1,294	274,068
Expenses
Rental expenses (2)	18,221	25,048		19,141	—	—	62,410
Real estate taxes	9,421	8,731		5,156	—	—	23,308
Interest expense (real estate financing segment) (3)	—	—		—	6,588	—	6,588
Total segment operating expenses	27,642	33,779		24,297	6,588	—	92,306
Segment net operating income	75,793	61,228		33,958	9,489	1,294	181,762
Interest income (excluding real estate financing segment)	84	11	0	120	—	(215)	—
Depreciation and amortization	(38,224)	(35,819)	0	(16,314)	—	(472)	(90,829)
General and administrative expenses	—	—	0	—	—	(19,287)	(19,287)
Acquisition, development, and other pursuit costs	—	(5,528)	0	—	—	(2)	(5,530)
Impairment charges	—	(1,494)	0	—	—	—	(1,494)
Gain on real estate dispositions, net	21,305	—	0	—	—	—	21,305
Interest expense (excluding real estate financing segment) (4)	(27,931)	(26,887)	0	(17,559)	—	—	(72,377)
Equity in income of unconsolidated real estate entities	2	238	0	5	—	—	245
Loss on extinguishment of debt	(192)	—	0	(55)	—	—	(247)
Change in fair value of derivatives and other	5,004	4,056	0	1,886	1,991	1,314	14,251
Unrealized credit loss (provision) release	—	—	0	—	(166)	10	(156)
Other income (expense), net	73	139	0	(64)	—	61	209
Net income (loss) from continuing operations	$35,914	$(4,056)		$1,977	$11,314	$(17,297)	$27,852

Discontinued operations (5)
Income (loss) from discontinued operations	—	—		—	—	14,028	14,028
Income tax (provision) benefit from discontinued operations	—	—		—	—	614	614
Income from discontinued operations	$—	$—		$—	$—	$14,642	$14,642

Net income (loss)	$35,914	$(4,056)		$1,977	$11,314	$(2,655)	$42,494

	For the Year Ended December 31, 2023
	Retail Real Estate	Office Real Estate	Multifamily Real Estate	Real Estate Financing	Other (1)	Total
Revenues
Rental revenues	$99,924	$82,855	$56,145	$—	$—	$238,924
Interest income (real estate financing segment)	—	—	—	$14,176	811	14,987
Total revenues	99,924	82,855	56,145	14,176	811	253,911
Expenses
Rental expenses (2)	16,470	22,708	17,241	—	—	56,419
Real estate taxes	9,102	8,682	4,658	—	—	22,442
Interest expense (real estate financing segment) (3)	—	—	—	3,667	—	3,667
Total segment operating expenses	25,572	31,390	21,899	3,667	—	82,528
Segment net operating income	74,352	51,465	34,246	10,509	811	171,383
Interest income (excluding real estate financing segment)	4	—	43	—	(47)	—
Depreciation and amortization	(39,149)	(44,805)	(12,977)	—	(408)	(97,339)
General and administrative expenses	—	—	—	—	(17,191)	(17,191)
Acquisition, development, and other pursuit costs	—	—	—	—	(84)	(84)
Impairment charges	(102)	—	—	—	—	(102)
Gain on real estate dispositions, net	738	—	—	—	—	738
Interest expense (excluding real estate financing segment) (4)	(21,561)	(18,810)	(13,772)	—	—	(54,143)
Change in fair value of derivatives and other	(1,826)	(1,481)	(340)	(561)	(2,034)	(6,242)
Unrealized credit loss provision	—	—	—	(573)	(1)	(574)
Other income (expense), net	(123)	(51)	76	—	129	31
Net income (loss) from continuing operations	$12,333	$(13,682)	$7,276	$9,375	$(18,825)	$(3,523)

Discontinued operations (5)
Income (loss) from discontinued operations	—	—	—	—	12,515	12,515
Income tax (provision) benefit from discontinued operations	—	—	—	—	(1,329)	(1,329)
Income from discontinued operations	$—	$—	$—	$—	$11,186	$11,186

Net income (loss)	$12,333	$(13,682)	$7,276	$9,375	$(7,639)	$7,663
________________________________________
(1) Other consists of items not directly related to the Company’s real estate operations or real estate financing activities. General and administrative expenses include corporate personnel salaries and benefits, bank charges, accounting and legal fees, and other corporate office costs.
(2) Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.
(3) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 9.
(4) Interest expense (excluding real estate financing segment) is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocating to the retail, office, and multifamily segments based on property classification.

(5) As of December 31, 2025, the segment previously reported as general contracting and real estate services is now presented as discontinued operations. Income from discontinued operations excludes revenues for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 related to intercompany construction contracts of $13.4 million, $18.1 million, and $53.1 million, respectively, which are eliminated in consolidation. Income from discontinued operations excludes expenses for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 related to intercompany construction contracts of $13.2 million, $17.9 million, and $52.5 million, respectively, which are eliminated in consolidation.

The following table summarizes key balance sheet data by segment (in thousands):

	Retail real estate	Office real estate	Multifamily real estate	Real estate financing	Other	Total
December 31, 2025
Real estate investments, at cost	$873,857	$877,455	$795,949	$—	$—	$2,547,261
Notes receivable, net	—	—	—	128,674	—	128,674
Equity method investments	1,687	46,239	—	—	—	47,926

December 31, 2024
Real estate investments, at cost	$836,740	$810,862	$547,566	$—	$—	$2,195,168
Notes receivable, net	—	—	—	121,433	11,132	132,565
Equity method investments	7,630	62,288	88,233	—	—	158,151

4. Discontinued Operations

The financial results attributable to the general contracting and real estate services segment for all periods presented have been classified as discontinued operations within the consolidated financial statements.

Major assets and liabilities related to discontinued operations as of December 31, 2025 and 2024 are shown below (in thousands):

	December 31,	December 31,
	2025	2024
ASSETS
Net real estate investments	$185	$330
Cash and cash equivalents	1,802	38,706
Accounts receivable, net	19	17
Construction receivables, including retentions, net	19,337	84,624
Construction contract costs and estimated earnings in excess of billings	3,666	6
Other assets	4,951	7,837
Total assets held for sale	$29,960	$131,520

LIABILITIES
Construction payables, including retentions	26,950	108,253
Billings in excess of construction contract costs and estimated earnings	3,474	5,871
Other liabilities	175	—
Total liabilities of discontinued operations held for sale	$30,599	$114,124

Summarized results of discontinued operations for the years ended December 31, 2025, 2024, and 2023 are shown below (in thousands):

	Year Ended December 31,
	2025	2024	2023
General contracting and real estate services revenues	$119,161	$433,177	$413,131
General contracting and real estate services expenses	$(112,607)	$(419,302)	$(399,713)
Non-operating income and expenses (1)	(1,974)	153	(903)
Income before taxes	4,580	14,028	12,515
Income tax provision	482	614	(1,329)
Income from discontinued operations, net of tax	5,062	14,642	11,186
(1) Non-operating income and expenses includes interest income, depreciation and amortization, general and administrative expenses, and acquisition, development, and other pursuit costs.

Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. The Company expects to bill and collect substantially all construction contract costs and estimated earnings in excess of billings as of December 31, 2025 during the next 12 to 24 months.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31, 2025		Year ended December 31, 2024
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$6	$5,871	$104	$21,414
Revenue recognized that was included in the balance at the beginning of the period	—	(5,871)	—	(21,414)
Increases due to new billings, excluding amounts recognized as revenue during the period	—	6,775	—	8,722
Transferred to receivables	(6)	—	(105)	—
Construction contract costs and estimated earnings not billed during the period	3,666	—	6	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	—	(3,301)	1	(2,851)
Ending balance	$3,666	$3,474	$6	$5,871

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $2.4 million and $1.9 million were deferred as of December 31, 2025 and 2024, respectively. Amortization of pre-contract costs for the years ended December 31, 2025 and 2024 was $0.1 million and $0.1 million, respectively. Additionally, when their recovery is determined to be not probable, the Company expenses the pre-contract costs to acquisition, development, and pursuit costs, included within income from discontinued operations, net.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of December 31, 2025 and 2024, construction receivables included retentions of $5.7 million and $38.2 million, respectively. The Company expects to collect substantially all construction receivables as of December 31, 2025 during the next 12 to 24 months. As of December 31, 2025 and 2024, construction payables included retentions of $7.4 million and $44.9 million, respectively. The Company expects to pay substantially all construction payables as of December 31, 2025 during the next 12 to 24 months.

The Company’s net position on uncompleted construction contracts comprised the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Costs incurred on uncompleted construction contracts	$958,225	$1,006,508
Estimated earnings	32,338	37,250
Billings	(990,371)	(1,049,623)
Net position	$192	$(5,865)

Construction contract costs and estimated earnings in excess of billings	$3,666	$6
Billings in excess of construction contract costs and estimated earnings	(3,474)	(5,871)
Net position	$192	$(5,865)

The Company's balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) for each of the three years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Beginning backlog	$123,784	$472,170	$665,564
New contracts/change orders	63,920	85,883	221,474
Work performed	(119,001)	(434,269)	(414,868)
Ending backlog	$68,703	$123,784	$472,170

The Company expects to complete a majority of the uncompleted contracts as of December 31, 2025 during the next 12 to 24 months.

Concentrations of Credit Risk

A group of three construction customers comprised 88%, 78%, and 94% of the Company’s general contracting and real estate services revenues reported in income from discontinued operations, net for the years ended December 31, 2025, 2024, and 2023, respectively. These three construction customers comprised 62%, 13%, and 12% of the Company's total general contracting and real estate services revenues reported in income from discontinued operations, net for the year ended December 31, 2025, 19%, 18%, and 10% of the Company's total general contracting and real estate services revenues reported in income from discontinued operations, net for the year ended December 31, 2024, and 27%, 21%, and 10% of the Company's total general contracting and real estate services revenues reported in income from discontinued operations, net for the year ended December 31, 2023.

Related Party Transactions

The Company has historically provided general contracting services to the Harbor Point Parcel 3 and Harbor Point Parcel 4 ventures (the latter of which has since been acquired). See Note 7 for more information. During the years ended December 31, 2025 and 2024, the Company recognized gross profit of $0.3 million and $0.6 million, respectively, relating to these construction contracts, associated with 50% of gross profit on contracts for Harbor Point Parcel 3 and 10% of gross profit on contracts for Harbor Point Parcel 4.

5.    Leases

Lessee Disclosures

As a lessee, the Company has nine ground leases on nine properties, including participating ground leases. These ground leases have maximum lease terms (including renewal options) that expire between 2074 and 2117. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Five of these leases have been classified as operating leases and four of these leases have been classified as finance leases. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The components of lease cost for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost (1)	$1,988	$1,978	$1,969
Finance lease cost:
Amortization of right-of-use assets (1)	1,578	1,578	1,349
Interest on lease liabilities	4,480	4,475	3,636
________________________________________
(1) Includes amortization of above & below-market ground lease intangible assets.

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,923	$1,898	$1,852
Operating cash flows from finance leases	3,633	3,624	2,876

Additional information related to leases as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Weighted Average Remaining Lease Term (years)
Operating leases	33.0	33.9
Finance leases	75.2	76.1

Weighted Average Discount Rate
Operating leases	5.5%	5.5%
Finance leases	4.5%	4.5%

The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented below (in thousands). The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability, on the consolidated balance sheet by considering the present value discount.

Year Ending December 31,	Operating Leases	Finance Leases
2026	$1,882	$3,580
2027	1,890	3,602
2028	1,930	3,697
2029	1,969	3,817
2030	1,986	3,858
Thereafter	60,611	366,796
Total lease liabilities	70,268	385,350
Less imputed interest	(39,070)	(291,873)
Present value of lease liabilities	$31,198	$93,477

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

Rental revenue for the years ended December 31, 2025, 2024, and 2023 comprised the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Base rent and tenant charges	$257,600	$246,797	$230,379
Accrued straight-line rental adjustment	10,243	8,254	6,355
Lease incentive amortization	(219)	(435)	(557)
(Above) below market lease amortization, net	2,000	2,081	2,747
Total rental revenue	$269,624	$256,697	$238,924

The Company's commercial tenant leases provide for minimum rental payments during each of the next five years and thereafter as follows (in thousands):

Year Ending December 31,	Operating Leases
2026	$143,194
2027	142,805
2028	133,306
2029	119,801
2030	104,257
Thereafter	479,791
Total	$1,123,154

6.    Real Estate Investments

The Company’s real estate investments comprised the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Income producing property	Held for development	Construction in progress	Total
Land	$297,858	$5,683	$—	$303,541
Land improvements	75,545	—	—	75,545
Buildings and improvements	2,151,122	—	—	2,151,122
Development and construction costs	—	—	17,053	17,053
Real estate investments	$2,524,525	$5,683	$17,053	$2,547,261

	December 31, 2024
	Income producing property	Held for development	Construction in progress	Total
Land	$273,020	$5,683	$—	$278,703
Land improvements	71,798	—	—	71,798
Buildings and improvements	1,827,152	—	—	1,827,152
Development and construction costs	—	—	17,515	17,515
Real estate investments	$2,171,970	$5,683	$17,515	$2,195,168

2025 Operating Property Acquisitions

Allied | Harbor Point

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

In accordance with ASC 805, at the time of the consolidation, identifiable assets acquired and liabilities assumed were recorded at their estimated fair values. Because the Company acquired control through execution of the binding term sheet, the acquisition was accounted for as a step acquisition in accordance with ASC 805. The resulting gain of $6.9 million is reflected within gain on consolidation of real estate entities in the consolidated statements of comprehensive income. The table below presents the allocation to the estimated fair value of identifiable assets acquired and liabilities assumed as of April 29, 2025. The fair value of the land and in-place leases was derived using market comparables as level 2 inputs in the fair value hierarchy. The values of the building, capital improvements, and all other assets and liabilities were derived using the cost approach as level 3 inputs in the fair value hierarchy.

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

Solis Gainesville II

On December 10, 2025, the Company acquired Solis Gainesville II, a 184 unit multifamily asset in Gainesville, Georgia. The Company acquired the asset for total consideration of $60.4 million plus capitalized acquisition costs of $0.2 million. As part of this acquisition, the Company paid $33.7 million in cash and its outstanding $26.9 million preferred equity investment was redeemed.

The following table summarizes the purchase price allocation (including acquisition costs) based on the relative fair value of the assets acquired for the operating property purchased during the year ended December 31, 2025 (in thousands):

Solis Gainesville II
Land	$6,382
Building	49,847
Land and building improvements	1,075
Furniture and fixtures	2,486
In place leases	793
Net assets acquired	$60,583

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

The following table summarizes the purchase price allocation (including acquisition costs) based on the relative fair value of the assets acquired for the operating property purchased during the year ended December 31, 2024 (in thousands):

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

Other 2025 Real Estate Transactions

The Company did not enter into any other real estate transactions during the year ended December 31, 2025.

Other 2024 Real Estate Transactions

On June 25, 2024, the Company entered into a non-binding letter of intent to sell undeveloped land under predevelopment to an unrelated third party for $4.8 million, which was used as an approximation of fair value as a level 3 input in the fair value hierarchy. The Company anticipates completing the transaction in the year ended December 31, 2026. During the year ended December 31, 2024, the Company recognized impairment of real estate of $1.5 million and wrote off development costs of $5.5 million related to the property, which reflects the excess of the book value of the property's assets over the estimated fair value of the property. The Company also recognized an income tax benefit of $1.6 million as a result of the recognized impairment and the write-off of development costs. The land parcel was reclassified as held-for-sale as of December 31, 2024.

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

7.    Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and serves as the project's general contractor. During the year ended December 31, 2025, the Company invested $3.7 million in Harbor Point Parcel 3. The Company has a total estimated equity commitment of $54.0 million relating to this project. As of December 31, 2025, the Company has contributed $50.3 million.

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

Harbor Point Parcel 4

On April 29, 2025, the Company entered into a binding term sheet with its partner for the Harbor Point Parcel 4 project, which set forth the terms upon which the Company acquired the remaining partnership interest of the partner in the joint venture that owns Harbor Point Parcel 4, also known as Allied | Harbor Point. As a result, the Company became the primary beneficiary, and, therefore, the earnings of the joint venture are fully consolidated in Company's consolidated statement of comprehensive income as of such date. Refer to Note 6 to these consolidated financial statements for further details.

8.    Notes Receivable and Current Expected Credit Losses

Notes Receivable

The Company had the following loans receivable outstanding as of December 31, 2025 and 2024 ($ in thousands):

		Outstanding loan amount
		December 31, 2025			December 31, 2024
Real Estate Financing Project	Maturity Date	Principal	Accrued interest and fees(1)	Total loan amount(2)	Total loan amount(2)	Maximum principal commitment	Interest rate		Interest compounding
Solis Gainesville II (3)	10/3/2026	—	—	—	25,291	—	6.0%	(4)	Annually
Solis Kennesaw	5/25/2027	37,870	12,567	50,437	45,562	37,870	9.0%	(4)	Annually
Solis Peachtree Corners	10/27/2027	28,440	9,994	38,434	33,549	28,440	9.0%	(4)	Annually
The Allure at Edinburgh	1/16/2028	9,228	2,451	11,678	11,215	9,228	10.0%	(5)	None
Solis North Creek	8/8/2030	26,767	3,272	30,039	5,816	26,767	12.0%	(4)	Annually
Total mezzanine & preferred equity		$102,305	$28,284	$130,588	$121,433	$102,305
Other notes receivable				—	12,984
Allowance for credit losses (6)				(1,914)	(1,852)
Total notes receivable				$128,674	$132,565
_______________________________________
(1) Reflects accrued interest and unused commitment fees, net of discounts due to unamortized equity fees.
(2) Outstanding loan amounts include any accrued and unpaid interest, and accrued fees, as applicable.
(3) This note receivable was redeemed on December 10, 2025. Refer below under “Solis Gainesville II” for further details.
(4) The interest rate varies over the life of the loans and the Company also earns an unused commitment fee on amounts not drawn on the loans.
(5) The interest rate varies over the life of the loan.
(6) The amounts as of December 31, 2025 and 2024 exclude less than $0.1 million and $0.5 million, respectively, of Current Expected Credit Losses (“CECL”) allowance that relates to the unfunded commitments, which were recorded as a liability under other liabilities in the consolidated balance sheets.

Interest on notes receivable is accrued and funded utilizing the interest reserves for each loan, which are components of the respective maximum loan commitments, and such accrued interest is added to the loan receivable balances. The Company recognized interest income for the years ended December 31, 2025, 2024, and 2023 as follows (in thousands):

	Years Ended December 31,
Real Estate Financing Project	2025		2024		2023
Solis Gainesville II (1)	$1,567	(2)(3)	$3,021	(2)(3)	$2,757	(2)(3)
Solis Kennesaw	4,875	(2)(3)	5,449	(2)(3)	2,810	(2)(3)
Solis Peachtree Corners	4,885	(2)(3)	4,059	(2)(3)	1,472	(2)(3)
The Allure at Edinburgh	914		1,384		603
Solis North Creek	2,590	(3)	682	(3)	—
Solis City Park II (4)	—		1,482	(2)	2,887	(2)
The Interlock (5)	—		—	(3)	3,647	(3)
Total mezzanine & preferred equity	14,831		16,077		14,176
Other interest income	746		1,294		811
Total interest income	$15,577		$17,371		$14,987
________________________________________
(1) This note receivable was redeemed on December 10, 2025. Refer below under “Solis Gainesville II” for further details..
(2) Includes recognition of interest income related to fee amortization.
(3) Includes recognition of unused commitment fees.
(4) This note receivable was redeemed on July 10, 2024. Refer below under “Solis City Park II” for further details.
(5) This note receivable was redeemed on May 19, 2023 in connection with the Company’s acquisition of The Interlock.

Solis City Park II

On July 10, 2024, the Company's preferred equity investment in Solis City Park II was redeemed in full for total consideration of $25.8 million, including $5.2 million of interest. Interest for the month of June 2024 was waived as part of the note redemption.

Solis Gainesville II
On December 10, 2025, the Company acquired Solis Gainesville II. The consideration for such acquisition included the repayment of the Company's outstanding $26.9 million preferred equity investment in the project. Refer to Note 6 for further information regarding the acquisition.

Solis Kennesaw

On May 25, 2023, the Company entered into a $37.9 million preferred equity investment for the development of a multifamily property located in Marietta, Georgia ("Solis Kennesaw"). The investment has economic terms consistent with a note receivable, including a mandatory redemption or maturity on May 25, 2027, and it is accounted for as a note receivable. The Company's investment bore interest at a rate of 14.0% for the first 24 months. Beginning on May 25, 2025, the investment began bearing interest at a rate of 9.0% for 12 months. On May 25, 2026, the investment will again bear interest at a rate of 14.0% through maturity. The interest compounds annually. The Company also earns an unused commitment fee of 11.0% on the unfunded portion of the investment's maximum loan commitment, which does not compound, and an equity fee on its commitment of $0.6 million to be amortized through redemption. The preferred equity investment is subject to a minimum interest guarantee of $13.1 million over the life of the investment.

Solis Peachtree Corners

On July 26, 2023, the Company entered into a $28.4 million preferred equity investment for the development of a multifamily property located in Peachtree Corners, Georgia ("Solis Peachtree Corners"). The preferred equity investment has economic and other terms consistent with a note receivable, including a mandatory redemption feature effective on October 27, 2027. The Company's investment bore interest at a rate of 15.0% for the first 27 months. Beginning on November 1, 2025, the investment began bearing interest at a rate of 9.0% for 12 months. On November 1, 2026, the investment will again bear interest at a rate of 15.0% through maturity. The interest compounds annually. The Company also earns an unused commitment fee of 10.0% on the unfunded portion of the investment's maximum loan commitment, which also compounds annually, and an equity fee on its commitment of $0.4 million to be amortized through redemption. The preferred equity investment is subject to a minimum interest guarantee of $12.0 million over the life of the investment.

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

On December 11, 2025, the Company and the investee entered into an amendment to the operating agreement that modified the rights and obligations of the parties. The amendment added residual profit participation in the event of the sale of the property. The amendment also temporarily removes the option under the condition that a sale is closed based on agreed terms.

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

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of December 31, 2025, the Company had four real estate financing investments, which are accounted for as notes receivable, each of which are financing development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

The Company updated the risk ratings for each of its notes receivable as of December 31, 2025 and obtained industry loan loss data relative to these risk ratings. Each of the outstanding loans as of December 31, 2025 was "Pass" rated. The Company’s analysis resulted in an allowance for loan losses of approximately $1.9 million for the year ended December 31, 2025. An allowance related to unfunded commitments of less than $0.1 million as of December 31, 2025 was recorded as other liabilities on the consolidated balance sheet.

At December 31, 2025, the Company reported $128.7 million of notes receivable, net of allowances of $1.9 million. At December 31, 2024, the Company reported $132.6 million of notes receivable, net of allowances of $1.9 million.

Changes in the allowance for funded and unfunded commitments for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31, 2025			Year ended December 31, 2024
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,852	$509	$2,361	$1,472	$732	$2,204
Unrealized credit loss provision (release)	272	(468)	(196)	440	(223)	217
Release due to redemption	(210)	(31)	(241)	(60)	—	(60)
Ending balance	$1,914	$10	$1,924	$1,852	$509	$2,361

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of December 31, 2025, no loans were placed on non-accrual status.

9.    Indebtedness

The Company’s indebtedness comprised the following as of December 31, 2025 and 2024 (dollars in thousands):

	Amount Outstanding		Interest Rate (1)		Effective Rate for Variable-Rate Debt		Maturity Date (2)		Balance at Maturity
	December 31,		December 31,
	2025	2024	2025
Secured Debt
Red Mill South	—	4,502		3.57%			May 1, 2025	(3)	—
Encore Apartments & 4525 Main Street	50,840	52,187		2.93%			February 10, 2026	(4)	50,726
The Everly	30,000	30,000	SOFR+	1.50%	5.20%		March 19, 2026	(5)	30,000
Southern Post	—	60,244	SOFR+	2.25%			August 25, 2026	(6)	—
Thames Street Wharf	65,028	66,461	SOFR+	1.30%	2.34%	(7)	September 30, 2026		63,952
Constellation Energy Building	175,000	175,000	SOFR+	1.50%	5.31%		November 1, 2026		175,000
The Allied | Harbor Point	90,000	—	SOFR+	2.00%	4.25%	(7)	June 10, 2027		90,000
Liberty	19,897	20,242	SOFR+	1.50%	4.93%	(7)	September 27, 2027		19,250
Greenbrier Square	18,785	19,184		3.74%			October 10, 2027		18,049
Lexington Square	12,973	13,293		4.50%			September 1, 2028		12,044
Red Mill North	3,715	3,842		4.73%			December 31, 2028		3,295
Premier Apartments and Retail	29,415	29,415		5.53%			December 1, 2029		29,415
Greenside Apartments	29,512	30,321		3.17%			December 15, 2029		26,089
Smith's Landing	12,548	13,584		4.05%			June 1, 2035		384
The Edison	14,347	14,774		5.30%			December 1, 2044		100
The Cosmopolitan	38,524	39,461		3.35%			July 1, 2051		187
Total - Secured Debt	$590,584	$572,510							$518,491
Unsecured Debt
TD Unsecured Term Loan	$95,000	$95,000	SOFR+	1.35%-1.90%	5.35%		May 19, 2026		$95,000
Senior Unsecured Revolving Credit Facility	241,000	145,000	SOFR+	1.30%-1.85%	5.30%		January 22, 2027		241,000
M&T Unsecured Term Loan	35,000	35,000	SOFR+	1.25%-1.80%	5.25%		March 8, 2027		35,000
M&T Unsecured Term Loan (Fixed)	100,000	100,000	SOFR+	1.25%-1.80%	5.05%	(7)	March 8, 2027		100,000
Senior Unsecured Term Loan	271,000	271,000	SOFR+	1.25%-1.80%	5.25%		January 21, 2028		271,000
Senior Unsecured Term Loan (Fixed)	79,000	79,000	SOFR+	1.25%-1.80%	4.98%	(7)	January 21, 2028		79,000
Senior Notes, Series A	25,000	—		5.57%			July 22, 2028		25,000
Senior Notes, Series B	45,000	—		5.78%			July 22, 2030		45,000
Senior Notes, Series C	45,000	—		6.09%			July 22, 2032		45,000
Total - Unsecured Debt	936,000	725,000							936,000
Total Principal Balances	$1,526,584	$1,297,510							$1,454,491
Other notes payable(8)	6,107	6,121
Unamortized GAAP Adjustments	(6,533)	(8,072)
Indebtedness, Net	$1,526,158	$1,295,559
________________________________________
(1) The Secured Overnight Financing Rate ("SOFR") is determined by individual lenders.
(2) Does not reflect the effect of any maturity extension options.
(3) On May 1, 2025, the loan secured by Red Mill South was repaid in full at maturity.
(4) On February 13, 2026, the Company executed a 60-day extension on this loan.
(5) On February 2, 2026, the Company executed a 1-year loan extension to March 17, 2027 and made a partial repayment of $2.0 million.
(6) On July 22, 2025, the loan secured by Southern Post was paid off prior to maturity.
(7) Includes debt subject to interest rate swap locks.
(8) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 37-year remaining lease term.

The Company’s indebtedness was comprised of the following fixed and variable-rate debt as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Fixed-rate debt	$679,584	$586,266
Variable-rate debt	847,000	711,244
Total principal balance	$1,526,584	$1,297,510

Certain loans require the Company to comply with various financial and other covenants, including the maintenance of minimum debt coverage ratios. As of December 31, 2025, the Company was in compliance with all loan covenants.

Scheduled principal repayments and maturities during each of the next five years and thereafter are as follows (in thousands):

Year(1)(2)(3)	Scheduled Principal Payments	Maturities	Amount Due
2026	$5,788	$414,678	$420,466
2027	4,539	503,299	507,838
2028	3,986	390,339	394,325
2029	3,659	55,504	59,163
2030	2,936	45,000	47,936
Thereafter	51,185	45,671	96,856
Total	$72,093	$1,454,491	$1,526,584
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

As of December 31, 2025 and December 31, 2024, the outstanding balance on the revolving credit facility was $241.0 million and $145.0 million, respectively. The outstanding balance on the term loan facility was $350.0 million as of each of December 31, 2025 and 2024. As of December 31, 2025, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate swaps, were 5.30% and 5.25%, respectively. After giving effect to interest rate swaps, the effective interest rates on each of the revolving credit facility and the term loan facility were 3.99% and 4.18%, respectively, as of December 31, 2025. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

As of each of December 31, 2025 and 2024, the outstanding balance on the M&T term loan facility was $135.0 million. As of December 31, 2025, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 5.25%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.76% as of December 31, 2025. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

TD Term Loan Facility

On May 19, 2023, the Company, as parent guarantor, and the Operating Partnership, as borrower, entered into a term loan agreement (the "TD term loan agreement") with Toronto Dominion (Texas) LLC, as administrative agent, and TD Bank, N.A. as lender, which provides a $75.0 million senior unsecured term loan facility (the "TD term loan facility"), with the option to increase the total capacity to $150.0 million, subject to the Company's satisfaction of certain conditions. The proceeds from the TD term loan facility were used in connection with the acquisition of The Interlock, which is detailed in Note 6. The TD term loan facility had a scheduled maturity date of May 19, 2025, with a one-year extension option, subject to the Company's satisfaction of certain conditions, including payment of a 0.15% extension fee.

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

On June 26, 2025, the Company exercised its one-year extension option. The TD term loan facility now matures on May 19, 2026.

As of each of December 31, 2025 and 2024, the outstanding balance on the TD term loan facility was $95.0 million. As of December 31, 2025, the effective interest rate on the TD term loan facility was 5.35%. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

As of December 31, 2025, the outstanding balance of the Notes was $115.0 million.

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

The Company is currently in compliance with all covenants under the Credit Agreement, the M&T term loan agreement, the TD term loan agreement, and the Note Purchase Agreement, all of which are substantially similar.

Other 2025 Financing Activity

On May 1, 2025, the Company repaid the $4.4 million mortgage payable secured by the Red Mill South property.

On June 10, 2025, the Company repaid the $90.0 million construction loan secured by Allied | Harbor Point and closed on a $90.0 million term loan secured by Allied | Harbor Point.

During the year ended December 31, 2025, the Company borrowed $4.8 million under its existing construction loans to fund ongoing development and construction. On July 22, 2025, the Company utilized a portion of the net proceeds from the private placement of the Notes to repay the $65.0 million construction loan secured by the Southern Post mixed-use asset.

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

On December 19, 2025, the Company extended the maturity date on the loan secured by The Everly by three months, which will now mature on March 19, 2026. The Company did not pay an extension fee. The agreement extended the first one year extension option to March 17, 2027 and the second one year extension option to March 19, 2028, subject to the Company's satisfaction of certain conditions.

Other 2024 Financing Activity

The Company exercised its option to extend the maturity date on the loan secured by Chronicle Mill by one year, which will now mature on May 5, 2025. The Company paid a nominal extension fee.

On June 10, 2024, the Company paid off the $1.8 million balance of the loan secured by the Red Mill Central shopping center and added the property to the unencumbered borrowing base.

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

10.    Derivative Financial Instruments

The Company enters into interest rate derivative contracts to manage exposure to interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes. Derivative financial instruments are recognized at fair value and presented within other assets and other liabilities in the consolidated balance sheets. Gains and losses resulting from changes in the fair value of derivatives that are neither designated nor qualify as hedging instruments are recognized within the change in fair value of derivatives and other in the consolidated statements of comprehensive income. For derivatives that qualify as cash flow hedges, the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

As of December 31, 2025, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Floating Rate Pool of Loans	$320,000	(1)	1-month SOFR	2.25%	3.87%	8/1/2025	8/1/2026
Floating Rate Pool of Loans	320,000	(1)	1-month SOFR	2.25%	3.87%	8/1/2025	8/1/2026
Harbor Point Parcel 3 Senior Construction Loan	90,000	(2)	1-month SOFR	2.25%	4.32%	8/1/2025	8/1/2026
Allied Parcel 4 Loan	90,000	(2)	1-month SOFR	2.25%	4.25%	8/1/2025	8/1/2026
Thames Street Wharf Loan	63,007	(3)	Daily SOFR	0.93%	2.34%	4/3/2023	9/30/2026
Floating Rate Pool of Loans	150,000	(4)	1-month SOFR	2.50%	4.12%	1/2/2025	1/1/2027
M&T Unsecured Term Loan	100,000	(3)	1-month SOFR	3.50%	5.05%	12/6/2022	12/6/2027
Liberty Retail & Apartments Loan	21,000	(5)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior Unsecured Term Loan	79,000	(5)	1-month SOFR	3.43%	4.98%	4/1/2024	1/21/2028
Total	$1,233,007
________________________________________
(1) The Company paid $5.5 million to reduce the swap fixed rate on July 28, 2025.
(2) The Company paid $1.5 million to reduce the swap fixed rate on July 28, 2025.
(3) Designated as a cash flow hedge.

(4) The Company paid $4.6 million to reduce the swap fixed rate on January 3, 2025.
(5) The Company novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024 and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid, the $67.9 million swap on the senior unsecured loan increased to $79.0 million.

For the interest rate swaps and caps designated as cash flow hedges for accounting purposes, realized gains and losses are reclassified out of accumulated other comprehensive gain (loss) to interest expense in the consolidated statements of comprehensive income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates reclassifying approximately $0.9 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive gain into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives comprised the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$1,070,000	$7,496	$(307)	$1,020,000	$11,149	$—
Derivatives designated as accounting hedges
Interest rate swaps	163,007	1,161	(418)	166,057	4,712	—
Total derivatives	$1,233,007	$8,657	$(725)	$1,186,057	$15,861	$—

The unrealized changes in the fair value of the Company’s derivatives during the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest rate swaps	$(23,806)	$(5,312)	$(6,981)
Interest rate caps	—	22	(325)
Total unrealized change in fair value of interest rate derivatives	$(23,806)	$(5,290)	$(7,306)
Comprehensive (loss) gain income statement presentation:
Change in fair value of derivatives and other(1)	$(22,496)	$(9,612)	$(14,185)
Unrealized cash flow hedge (losses) gains	(1,310)	4,322	6,879
Total unrealized change in fair value of interest rate derivatives	$(23,806)	$(5,290)	$(7,306)
(1) Excludes $21.0 million and $23.9 million of realized changes in the fair value of derivatives for the years ended December 31, 2025 and 2024, respectively.

11.    Equity

Stockholders’ Equity

As of each of December 31, 2025 and 2024, the Company’s authorized capital was 500.0 million shares of common stock and 100.0 million shares of preferred stock. The Company had 80,166,778 and 79,695,938 shares of common stock issued and outstanding as of December 31, 2025 and 2024, respectively. The Company had 6,843,418 shares of its Series A Preferred Stock (as defined below) issued and outstanding as of each of December 31, 2025 and 2024.

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

During the year ended December 31, 2025, the Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. During the year ended December 31, 2024, the Company issued 2,288,541 shares of common stock under the ATM Program at a weighted average price of $11.58, receiving net proceeds, after offering costs and commissions, of $26.1 million. During the year ended December 31, 2023, the Company did not issue any shares of common stock under the ATM Program. During the years ended December 31, 2025, 2024, and 2023, the Company did not issue any shares of the Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of February 20, 2026.

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

On January 2, 2025, the Company elected to satisfy a redemption request by a holder of 435 Common OP Units with a cash payment of less than $0.1 million.

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

Noncontrolling Interests

As of December 31, 2025 and 2024, the Company held a 77.3% and 78.6% common interest in the Operating Partnership, respectively. As of December 31, 2025, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 77.3% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of December 31, 2025, there were 21,229,375 Common OP Units and 2,291,851 LTIP Units (as defined below) in the Operating Partnership not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. See Note 12 for a description of LTIP Units.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly-owned operating and development properties. The noncontrolling interest in investment entities was $8.5 million and $9.2 million as of December 31, 2025 and 2024, respectively, which represents the minority partners' interest in certain consolidated real estate entities.

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

During the year ended December 31, 2025, the Company did not repurchase any shares of common stock or Series A Preferred Stock. As of December 31, 2025, $37.4 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the years ended December 31, 2025, 2024, and 2023, the Company declared dividends per common share and distributions per Common OP Unit of $0.560, $0.820, and $0.775, respectively. During the years ended December 31, 2025, 2024, and 2023, these common stock dividends totaled $44.9 million, $58.0 million, and $52.4 million, respectively, and these Operating Partnership distributions totaled $12.3 million, $17.8 million, and $16.6 million, respectively.

The tax treatment of dividends paid to common stockholders during the years ended December 31, 2025, 2024, and 2023 was as follows (unaudited):

	Years ended December 31,
	2025	2024	2023
Capital gains	—%	36.80%	2.84%
Ordinary income	20.35%	36.62%	35.77%
Return of capital	79.65%	26.58%	61.39%
Total	100.00%	100.00%	100.00%

During each of the years ended December 31, 2025, 2024, and 2023, the Company declared dividends of $1.6875 per share to holders of Series A Preferred Stock. During each of the years ended December 31, 2025, 2024, and 2023, these preferred stock dividends totaled $11.5 million.

The tax treatment of dividends paid to preferred stockholders during the years ended December 31, 2025, 2024, and 2023 was as follows (unaudited):

	Years ended December 31,
	2025	2024	2023
Capital gains	—%	50.12%	5.03%
Ordinary income	100.00%	49.88%	94.97%
Total	100.00%	100.00%	100.00%

12.    Stock-Based Compensation

The Equity Plan permits the grant of restricted stock awards, stock options, stock appreciation rights, LTIP units, performance units, and other equity-based awards up to an aggregate of 6,900,000 shares of common stock. As of December 31, 2025, there were 2,104,475 shares available for issuance under the Equity Plan.

Restricted or Unrestricted Stock Awards

The Company issues performance-based awards in the form of restricted stock to certain employees (executive and non-executive). Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service with the Company. Executive officers’ restricted shares generally vest over a period of three years: two-fifths immediately on the grant date and the remaining three-fifths in equal amounts on the first three anniversaries following the grant date, subject to continued service with the Company. Non-employee director restricted stock awards may vest either immediately upon grant or over a period of one year, subject to continued service with the Company. Unvested restricted stock awards are entitled to receive distributions from their grant date.

The fair value of the restricted stock awards is determined using the closing stock price as of the day before the grant date.

A summary of the unvested restricted shares is as follows:

	2025		2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	165,497	$11.81	271,540	$12.93	219,306	$14.15
Granted	391,035	8.89	289,779	10.73	394,359	12.70
Vested	(386,492)	9.79	(381,554)	11.81	(254,030)	13.42
Forfeited	(23,547)	9.64	(14,268)	11.27	(88,095)	13.52
Unvested as of December 31	146,493	$9.68	165,497	$11.81	271,540	$12.93

During the years ended December 31, 2025, 2024, and 2023, in connection with the vesting of restricted stock awards, employees tendered 187,896, 99,538, and 87,986 shares, respectively, to satisfy minimum statutory tax withholding obligations. As of December 31, 2025, the total unrecognized compensation expense related to unvested shares of restricted stock was $0.6 million, which the Company expects to recognize over a weighted average period of 14.0 months. The total fair value of the shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2025, 2024, and 2023 was approximately $1.7 million, $3.8 million, and $3.1 million, respectively.

LTIP Unit Awards

LTIP Units are a special class of partnership interests in the Operating Partnership ("LTIP Units"). The Operating Partnership has two classes of LTIP Units: (1) Time-Based LTIP Units, which have time-based vesting conditions (“Time-Based LTIP Units”), and (2) Performance LTIP Units, which have performance-based vesting conditions (“Performance LTIP Units”). Each LTIP Unit awarded is deemed equivalent to an award of one share of common stock under the Equity Plan, reducing the availability for other equity awards on a one-for-one basis. The vesting period for Time-Based LTIP Units, if any, and the vesting conditions for Performance LTIP Units will be determined at the time of issuance. Under the terms of the Operating Partnership's agreement of limited partnership, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of Common OP unitholders. Subject to any agreed upon exceptions (including pursuant to the applicable LTIP Unit award agreement), once vested and having achieved parity with Common OP unitholders, LTIP Units are convertible into Common OP Units on a one-for-one basis. LTIP Unit awards granted to members of the Company's board of directors generally vest on the date of the first annual meeting of stockholders of the Company after the date of grant, subject to continued service to the Company. Time-Based LTIP Units issued to executive officers pursuant to the short-term incentive program ("STIP") are subject to the following vesting schedule over a period of three years. For grants made through 2024, vesting occurred as follows: two-fifths immediately on the grant date and one-fifth on each of the first three anniversaries of the grant date, subject to continued service to the Company. Effective starting with the 2025 grant, the vesting schedule was revised so that the awards vest in three annual installments over the three-year period, subject to continued service. Time‑Based LTIP Units issued to executive officers other than pursuant to the STIP are subject to the following vesting schedule: one-third will vest on each of the first three anniversaries of the grant date, subject to continued service to the Company. Performance LTIP Units are subject to performance-based vesting conditions specified in the award agreement pursuant to which the Performance LTIP Units were granted. Unvested LTIP Units are entitled to receive distributions from their grant date.

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

A summary of the unvested LTIP Unit awards is as follows:

	2025		2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	119,872	$9.66	39,694	$10.14	—	$—
Granted	2,121,648	5.81	170,203	9.65	39,694	10.14
Vested	(130,075)	8.87	(90,025)	9.86	—	—
Forfeited	—	—	—	—	—	—
Unvested as of December 31	2,111,445	$5.84	119,872	$9.66	39,694	$10.14

During the years ended December 31, 2025, 2024, and 2023, in connection with the vesting of LTIP Units, there were no LTIP Units tendered to satisfy minimum statutory tax withholding obligations. As of December 31, 2025, the total unrecognized compensation expense related to unvested LTIP Units was $6.3 million, which the Company expects to recognize over the next 53.6 months. The total fair value of the LTIP Units vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2025 and 2024, was approximately $1.1 million and $0.9 million, respectively. No LTIP Units vested during the year ended December 31, 2023.

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

A summary of the unvested Performance Unit awards is as follows:

	2025		2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	110,375	$11.98	110,625	$13.74	96,421	$13.10
Granted	45,000	10.45	50,000	9.23	47,500	12.61
Vested	(24,125)	12.95	(26,500)	14.01	(30,796)	9.72
Forfeited	(28,250)	11.73	(23,750)	12.13	(2,500)	17.12
Unvested as of December 31	103,000	$11.16	110,375	$11.98	110,625	$13.74

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range		Risk Free Interest Rate	Volatility	Expected Dividends
2020	35,000	$11.57	—% to 200%		1.66%	18.0%	5.0%
2021	42,500	9.67	—% to 200%		0.17%	49.0%	4.7%
2022	47,500	17.12	—% to 200%		0.98%	50.0%	4.7%
2023	47,500	12.61	—% to 200%	(1)	4.23%	51.0%	5.4%
2024	50,000	9.23	—% to 200%	(1)	4.32%	27.0%	6.2%
2025	45,000	10.45	—% to 200%	(1)	4.35%	26.0%	6.9%
________________________________________
(1)For Performance Units granted in 2022 and beyond, only 50% of each Award is subject to the conversion range. The remainder (50%) is guaranteed 1 to 1 conversion as long as the employee remains employed at the Company.

Performance Unit awards granted and vested during the years ended December 31, 2025, include 7,981 shares tendered by employees to satisfy minimum statutory tax withholding obligations. No shares were tendered by employees during the years ended December 31, 2024 and 2023. As of December 31, 2025, the total unrecognized compensation expense related to unvested Performance Units was $0.7 million, which the Company expects to recognize over the next 60 months. The total fair value of the Performance Units vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2025, 2024, and 2023 was approximately $0.2 million, $0.3 million, and $0.4 million, respectively.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(1)	$1,532,714	$1,520,770	$1,303,650	$1,288,014
Notes receivable, net	128,674	128,674	132,565	132,565
Interest rate swaps, net	7,932	7,932	15,861	15,861
_______________________________________
(1) Excludes $6.6 million and $8.1 million of deferred financing costs as of December 31, 2025 and 2024, respectively.

14.    Income Taxes from Discontinued Operations

The income tax provision (benefit) from discontinued operations for the years ended December 31, 2025, 2024, and 2023 comprised the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Federal income taxes:
Current	$523	$(184)	$(496)
Deferred	(64)	729	(559)
State income taxes:
Current	32	(23)	(166)
Deferred	(9)	92	(108)
Income tax provision (benefit)	$482	$614	$(1,329)

As of December 31, 2025 and 2024, the Company had $1.5 million and $1.6 million, respectively, of net deferred tax assets representing net operating losses of the TRS that are being carried forward and basis differences in the assets of the TRS. The deferred tax assets are presented within other assets in the consolidated balance sheets.

Management has evaluated the Company’s income tax positions and concluded that the Company has no uncertain income tax positions as of December 31, 2025 and 2024. The Company is generally subject to examination by the applicable taxing authorities for the tax years 2020 through 2025. The Company does not currently have any ongoing tax examinations by taxing authorities.

Income tax benefit (provision) for continuing operations is immaterial.

15.    Other Assets

Other assets were comprised of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Leasing costs, net	$29,939	$26,229
Leasing incentives, net	1,518	1,726
Interest rate swaps and caps	8,657	15,861
Prepaid expenses and other	10,506	7,624
Pre-acquisition and pre-development costs	2,214	1,712
Other assets	$52,834	$53,152

16.    Other Liabilities

Other liabilities were comprised of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Dividends and distributions payable	$17,181	$23,666
Acquired lease intangibles, net	13,119	15,457
Prepaid rent and other	9,357	10,530
Security deposits	5,321	4,709
Interest rate swaps	726	—
Guarantee liability	—	56
Other liabilities	$45,704	$54,418

17.    Acquired Lease Intangibles

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2025 (in thousands):

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$211,825	$135,553	$76,272
Above-market lease assets	7,810	6,476	1,334
Above/Below-market ground lease assets	5,075	1,361	3,714
Below-market lease liabilities	34,406	21,287	13,119

The following table summarizes the Company’s acquired lease intangibles as of December 31, 2024 (in thousands):

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
In-place lease assets	$210,593	$122,527	$88,066
Above-market lease assets	7,810	6,138	1,672
Above/Below-market ground lease assets	5,075	1,223	3,852
Below-market lease liabilities	34,406	18,949	15,457

During the years ended December 31, 2025, 2024, and 2023, the Company recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Years Ended December 31,
	2025	2024	2023
Intangible lease assets
In-place lease assets	$13,027	$17,016	$29,351
Above-market lease assets	339	404	577
Above/Below-market ground lease assets	138	138	138
Intangible lease liabilities
Below-market lease liabilities	2,335	1,689	3,324

As of December 31, 2025, the weighted-average remaining lives of in-place lease assets, above-market lease assets, above/below-market ground lease assets, and below-market lease liabilities were 7.7 years, 4.4 years, 39.2 years and

9.3 years, respectively. As of December 31, 2025, the weighted-average remaining life of below-market lease renewal options was 5.2 years.

Estimated amortization of acquired lease intangibles for each of the five succeeding years is as follows (in thousands):

	Rental Revenues	Depreciation and Amortization
Year ending December 31,
2026	$2,441	$13,258
2027	2,184	11,645
2028	1,704	7,917
2029	1,572	7,480
2030	1,313	7,071

18.    Related Party Transactions

The Company did not have any material related party transactions or outstanding balances with related parties during the years ended December 31, 2025, 2024, and 2023.

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

Guarantees

In connection with the Company's real estate financing activities and equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of December 31, 2025, the Company had no outstanding guarantee liabilities.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens, and defect bonds. Such bonds collectively totaled $14.0 million and $8.3 million as of December 31, 2025 and 2024, respectively.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of December 31, 2025, the Company had four notes receivable with $6.5 million of unfunded commitments, all of which relates to unfunded contingencies. The Company considers the probability of contingency funding to be remote. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of December 31, 2025, the Company has recorded a less than $0.1 million CECL allowance that relates to the unfunded commitments, which was recorded as a liability in other liabilities in the consolidated balance sheet. See Note 8 for more information.

Concentrations of Credit Risk

The majority of the Company’s properties are located in Hampton Roads, Virginia. For the years ended December 31, 2025, 2024, and 2023, rental revenues from Hampton Roads properties represented 35%, 35% and 37%, respectively, of the Company’s rental revenues. Many of the Company’s Hampton Roads properties are located in the Town Center of Virginia Beach. For the years ended December 31, 2025, 2024, and 2023, rental revenues from Town Center properties represented 23%, 22% and 24%, respectively, of the Company’s rental revenues.

The Company also has a concentration of properties at Harbor Point in Baltimore, Maryland. For the years ended December 31, 2025, 2024, and 2023, rental revenues from Harbor Point properties represented 29%, 27% and 25%, respectively, of the Company's rental revenues.

20.    Selected Quarterly Financial Data (Unaudited)

The following table presents selected financial information for the Company on a consolidated basis for each of the quarters in the two-year period ended December 31, 2025, which has been adjusted to reflect the classification of the discontinued operations. The quarterly data has been prepared on a basis consistent with the audited annual financial statements and reflects all normal recurring adjustments necessary for a fair presentation of the results for the periods presented (in thousands, except per share data):

	2025 Quarters
	Q1	Q2	Q3	Q4	Total
Rental revenues	$63,801	$65,147	$68,724	$71,952	$269,624
Interest income	4,004	3,980	3,943	3,650	$15,577
Total revenues	67,805	69,127	72,667	75,602	$285,201
Rental expenses	15,624	16,077	17,524	17,687	$66,912
Real estate taxes	5,937	6,590	6,148	6,425	$25,100
Operating expenses(1)	30,492	26,019	27,779	28,039	$112,329
Total expenses	52,053	48,686	51,451	52,151	$204,341
Operating income	15,752	20,441	21,216	23,451	$80,860
Non-operating income and expenses(2)	(21,329)	(13,818)	(23,811)	(23,056)	$(82,014)
Net income from continuing operations	(5,577)	6,623	(2,595)	395	$(1,154)
Income from discontinued operations	1,424	(473)	2,049	1,580	$4,580
Income tax provision from discontinued operations	(190)	567	(192)	297	$482
Income from discontinued operations	1,234	94	1,857	1,877	$5,062
Net income	(4,343)	6,717	(738)	2,272	$3,908
Net loss (income) attributable to noncontrolling interests(3)	1,538	(768)	819	107	$1,696
Preferred stock dividends	(2,887)	(2,887)	(2,887)	(2,887)	$(11,548)
Net (loss) income attributable to common stockholders	$(5,692)	$3,062	$(2,806)	$(508)	$(5,944)

Net income (loss) attributable to common stockholders from continuing operations per share (basic and diluted)	$(0.09)	$0.04	$(0.06)	$(0.03)	$(0.14)
Net income attributable to common stockholders from discontinued operations per share (basic and diluted)	$0.02	$—	$0.02	$0.02	$0.06
Net earnings attributable to common stockholders per share (basic and diluted)	$(0.07)	$0.04	$(0.04)	$(0.01)	$(0.07)
Weighted-average common shares outstanding (basic and diluted)	79,992	80,154	80,155	80,153	80,116
(1)Operating expenses includes depreciation and amortization, general and administrative expenses, acquisition, development, and other pursuit costs, and impairment charges.
(2)Non-operating income and expenses includes interest expense, equity in income (loss) of unconsolidated real estate entities, gain on conversion of financial assets, loss on extinguishment of debt, change in fair value of derivatives and other, unrealized credit loss release (provision), and other income (expense), net.
(3)Net loss (income) attributable to noncontrolling interests includes noncontrolling interest in investment entities and in the Operating Partnership.

	2024 Quarters
	Q1	Q2	Q3	Q4	Total
Rental revenues	$61,881	$63,265	$68,598	$62,953	$256,697
Interest income	4,280	4,262	4,439	4,390	$17,371
Total revenues	66,161	67,527	73,037	67,343	$274,068
Rental expenses	14,605	15,087	16,652	16,066	$62,410
Real estate taxes	5,925	5,886	6,184	5,313	$23,308
Operating expenses(1)	26,438	32,614	28,421	29,667	$117,140
Total expenses	46,968	53,587	51,257	51,046	$202,858
Gain on real estate dispositions, net	—	—	—	21,305	$21,305
Operating income	19,193	13,940	21,780	37,602	$92,515
Non-operating income and expenses(2)	(5,091)	(16,522)	(31,910)	(11,140)	$(64,663)
Net income from continuing operations	14,102	(2,582)	(10,130)	26,462	$27,852
Income from discontinued operations	4,157	4,615	3,176	2,080	$14,028
Income tax provision from discontinued operations	(534)	1,246	(592)	494	$614
Income from discontinued operations	3,623	5,861	2,584	2,574	$14,642
Net income	17,725	3,279	(7,546)	29,036	$42,494
Net loss (income) attributable to noncontrolling interests(3)	(3,652)	(107)	2,508	(5,598)	$(6,849)
Preferred stock dividends	(2,887)	(2,887)	(2,887)	(2,887)	$(11,548)
Net (loss) income attributable to common stockholders	$11,186	$285	$(7,925)	$20,551	$24,097

Net income (loss) attributable to common stockholders from continuing operations per share (basic and diluted)	$0.11	$(0.09)	$(0.15)	$0.23	$0.13
Net income attributable to common stockholders from discontinued operations per share (basic and diluted)	$0.05	$0.09	$0.04	$0.03	$0.21
Net earnings attributable to common stockholders per share (basic and diluted)	$0.17	$—	$(0.11)	$0.26	$0.34
Weighted-average common shares outstanding (basic and diluted)	66,838	67,106	68,931	79,695	70,662
(1)Operating expenses includes depreciation and amortization, general and administrative expenses, acquisition, development, and other pursuit costs, and impairment charges.
(2)Non-operating income and expenses includes interest expense, equity in income (loss) of unconsolidated real estate entities, gain on conversion of financial assets, loss on extinguishment of debt, change in fair value of derivatives and other, unrealized credit loss release (provision), and other income (expense), net.
(3)Net loss (income) attributable to noncontrolling interests includes noncontrolling interest in investment entities and in the Operating Partnership.
21.     Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

Real Estate Investments

On January 29, 2026, the Company completed the sale of undeveloped land under predevelopment to an unrelated third party for proceeds of $4.8 million.

Indebtedness

From January 1, 2026 through February 26, 2026, the Company had net repayments of $2.0 million on the revolving credit facility.

On February 2, 2026, the Company executed its one year extension option on the loan secured by The Everly, which will now mature on March 17, 2027. The Company paid a nominal extension fee, and a $2.0 million curtailment. The Company also holds an additional one-year extension option that may extend the maturity date to March 19, 2028, subject to the Company's satisfaction of certain conditions.

On February 13, 2026, the Company executed a 60-day extension for the loan secured by Encore Apartments and 4525 Main St, extending the loan maturity to April 10, 2026.

Equity

On January 2, 2026, the Company elected to satisfy a redemption request by a holder of 20,000 Common OP Units through the issuance of an equal number of shares of common stock.

Discontinued Operations

On February 16, 2026, the Company announced a fundamental business restructuring to eliminate complexity, strengthen the balance sheet, and relentlessly focus on operating a streamlined real estate platform by exiting the multifamily property sector to unlock embedded value, reduce leverage, and sharpen focus on retail and office properties. The restructuring includes divesting the construction and real estate financing businesses and launching AH Realty Trust, effective March 2, 2026, a new corporate identity that reflects the fundamental restructuring of the business.

Construction and Real Estate Financing

The Company is under letters of intent relating to the potential sale of its construction business and a majority of its real estate financing platform investments. Subsequent to year end, the real estate financing segment met the requirements to be classified as held for sale and will be reported as discontinued operations in the first quarter of 2026.

Multifamily Real Estate

Subsequent to year end, the multifamily real estate segment met the criteria to be classified as held for sale and will be reported as discontinued operations in the first quarter of 2026. The Company has entered into a letter of intent with a global real estate investment management firm for the potential sale of 11 of the 14 multifamily assets in its portfolio, following a strategic and targeted process that generated strong interest from multiple qualified parties. The Company has also initiated a sales process for the remaining three multifamily assets. The Company expects to complete the sale of all multifamily real estate assets during 2026. As of December 31, 2025, the assets and liabilities of the multifamily real estate business were not classified as held for sale, and no impairment or reclassification has been recorded in the accompanying consolidated financial statements.

SCHEDULE III—Consolidated Real Estate Investments and Accumulated Depreciation
December 31, 2025

		Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
			Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount(1)	Acquisition
Retail
249 Central Park Retail		271	—	5,668	271	5,668	5,939	3,519	2,420	2004
4525 Main Street Retail		108	—	5,159	108	5,159	5,267	2,340	2,927	2014
4621 Columbus Retail		54	—	16,276	54	16,276	16,330	8,525	7,805	2002
Broad Creek Shopping Center		—	—	10,533	—	10,533	10,533	6,298	4,235	1997/2001
Broadmoor Plaza		2,410	9,010	2,620	2,410	11,630	14,040	5,026	9,013	1980/2016
Brooks Crossing Retail		117	—	2,605	117	2,605	2,722	724	1,998	2016
Chronicle Mill Retail		43	16	1,665	43	1,681	1,724	157	1,567	2021
Columbus Village		7,630	10,135	8,907	7,630	19,042	26,672	7,942	18,729	1980/2015
Columbus Village II		8,852	10,922	10,010	8,852	20,932	29,784	6,653	23,131	1995/2016
Commerce Street Retail		118	—	3,440	118	3,440	3,558	2,338	1,220	2008
Constellation Retail		1,692	3,199	106	1,692	3,305	4,997	438	4,559	2016/2022
Delray Plaza		—	27,151	2,296	—	29,447	29,447	4,683	24,764	2021
Dimmock Square		5,100	13,126	2,483	5,100	15,609	20,709	4,988	15,721	1998/2014
Fountain Plaza Retail		425	—	8,713	425	8,713	9,138	5,160	3,978	2004
Greenbrier Square	18,785	8,549	21,170	697	8,549	21,867	30,416	3,186	27,230	2017/2021
Greentree Shopping Center		1,103	—	4,402	1,103	4,402	5,505	2,039	3,467	2014
Hanbury Village		2,565	—	16,878	2,565	16,878	19,443	9,564	9,879	2006
Harbor Point Parcel 4 Retail	4,263	1,124	11,157	(1,088)	1,124	10,069	11,193	190	11,003	2025
Harrisonburg Regal		1,554	—	4,148	1,554	4,148	5,702	2,841	2,861	1999
Lexington Square	12,972	3,035	20,581	588	3,035	21,169	24,204	5,476	18,728	2017/2018
Liberty Retail	3,996	3,007	8,312	1,740	3,007	10,052	13,059	9,155	3,904	2013/2014
Marketplace at Hilltop		2,023	19,886	1,553	2,023	21,439	23,462	4,229	19,233	2000/2019
North Hampton Market		7,250	10,210	1,461	7,250	11,671	18,921	4,264	14,657	2004/2016
North Pointe Center		1,276	—	24,034	1,276	24,034	25,310	14,410	10,900	1998
One City Center Retail		437	468	140	437	608	1,045	463	581	2019
Overlook Village		6,328	20,101	1,433	6,328	21,534	27,863	3,279	24,583	1990/2021
Parkway Centre		1,372	7,864	279	1,372	8,143	9,515	1,981	7,535	2017/2018
Parkway Marketplace		1,150	—	4,638	1,150	4,638	5,788	2,855	2,933	1998
Patterson Place		15,060	20,180	2,595	15,060	22,775	37,835	6,649	31,186	2004/2016
Pembroke Square		14,513	9,290	617	14,513	9,907	24,420	2,251	22,169	1966 & 2015/2022
Perry Hall Marketplace		3,240	8,316	780	3,240	9,096	12,336	3,674	8,661	2001/2015
Point Street Retail		—	8,295	277	—	8,572	8,572	1,566	7,006	2018/2019
Premier Retail	9,707	319	—	16,275	319	16,275	16,594	4,038	12,556	2018
Providence Plaza Retail		4,771	6,102	1,537	4,771	7,639	12,410	2,535	9,875	2007/2015
Red Mill Commons	3,715	44,252	30,348	8,690	44,252	39,038	83,290	13,413	69,877	2000/2019

		Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
			Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount(1)	Acquisition
Sandbridge Commons		4,118	—	7,592	4,118	7,592	11,710	3,555	8,155	2015
South Retail		190	0	8,977	190	8,977	9,167	6,111	3,055	2002
South Square		14,130	12,670	2,311	14,130	14,981	29,111	4,753	24,357	1977/2016
Southern Post Retail		1,235	0	29,331	1,235	29,331	30,566	1,470	29,096	2024
Southgate Square		10,238	25,950	7,684	10,238	33,634	43,872	11,055	32,817	1991/2016
Southshore Shops		1,770	6,509	946	1,770	7,455	9,225	2,315	6,910	2006/2016
Studio 56 Retail		76	0	3,811	76	3,811	3,887	1,705	2,182	2007
The Cosmo Retail		108	0	6,873	108	6,873	6,981	5,339	1,642	2006
The Edison Retail		549	2,662	274	549	2,936	3,485	616	2,869	1919 & 2014/2020
The Interlock Retail		0	66,104	5,179	0	71,284	71,284	4,991	66,293	2021/2023
Two Columbus Retail		7	0	2,645	7	2,645	2,651	1,429	1,222	2009
Tyre Neck Harris Teeter		0	0	3,306	0	3,306	3,306	2,253	1,053	2011
Wendover Village		19,894	22,638	2,306	19,894	24,944	44,838	6,866	37,972	2004/2016-2019
West Retail		138	0	210	138	210	348	127	221	2002
Total retail	$53,437	$202,202	$412,371	$253,601	$202,202	$665,972	$868,174	$209,436	$658,738
Office
249 Central Park Office		442	0	13,437	442	13,437	13,879	8,541	5,337	2014
4525 Main Street Office	28,587	874	0	42,421	874	42,421	43,295	17,273	26,022	2014
4605 Columbus Office		12	0	1,768	12	1,768	1,780	1,649	131	2002
Armada Hoffler Tower Office		1,838	0	75,401	1,838	75,407	77,244	48,629	28,616	2002
Harbor Point Parcel 4 Office Garage		7,709	45,395	379	7,709	45,774	53,483	873	52,610	2025
Brooks Crossing Office		295	0	19,557	295	19,557	19,852	4,448	15,404	2016/2019
Chronicle Mill Office		344	9	975	344	984	1,328	72	1,256	2021
Constellation Office	175,000	19,459	173,745	4,468	19,459	178,213	197,672	18,428	179,244	2016/2022
One City Center Office		2,474	27,733	6,480	2,474	34,212	36,687	6,747	29,940	2019
One Columbus Office		960	10,269	18,623	960	28,892	29,852	18,509	11,343	1984
Providence Plaza Office		5,179	6,239	1,594	5,179	7,833	13,012	2,918	10,094	2007/2015
Southern Post Office		1,271	0	33,861	1,271	33,861	35,132	2,213	32,919	2024
Thames Street Office	65,028	15,861	64,689	5,974	15,861	70,663	86,524	11,260	75,264	2010/2019
The Interlock Office		0	117,864	4,212	0	122,076	122,076	8,353	113,723	2021/2023
Two Columbus Office		47	0	21,929	47	21,929	21,975	11,849	10,126	2009
Wills Wharf Office		0	0	123,664	0	123,664	123,664	22,679	100,985	2020
Total office	$268,615	$56,765	$445,941	$374,742	$56,765	$820,690	$877,455	$184,441	$693,014
Multifamily
1305 Dock Street Apartments		2,165	18,114	577	2,165	18,691	20,856	2,011	18,845	2016/2022
1405 Point Street Apartments	6,107	0	87,374	5,304	0	92,678	92,678	19,179	73,500	2018/2019
Allied | Harbor Point	85,737	9,623	170,552	-681	9,623	169,870	179,493	4,278	175,215	2025
Chandler Residences		2,507	0	53,900	2,507	53,900	56,407	2,958	53,449	2024
Chronicle Mill Apartments		1,401	534	56,024	1,401	56,558	57,958	6,118	51,840	2021
Encore Apartments	22,253	1,293	0	33,664	1,293	33,664	34,957	11,439	23,519	2014

		Initial Cost		Cost Capitalized	Gross Carrying Amount					Year of
			Building and	Subsequent to		Building and		Accumulated	Net Carrying	Construction/
	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Amount(1)	Acquisition
Greenside Apartments	29,512	5,711	0	48,798	5,711	48,798	54,509	10,636	43,874	2018
Liberty Apartments	15,902	573	15,121	3,263	573	18,385	18,957	1,154	17,804	2013/2014
Premier Apartments	19,708	647	0	30,144	647	30,144	30,791	6,528	24,262	2018
Smith's Landing Apartments	12,547	0	35,105	7,505	0	42,610	42,610	15,707	26,902	2009/2013
Solis Gainesville II		6,382	52,481	930	6,382	53,412	59,794	0	59,794	2025
The Cosmopolitan Apartments	38,525	877	0	75,215	877	75,215	76,092	38,396	37,696	2006
The Edison Apartments	14,347	2,879	15,911	1,633	2,879	17,544	20,424	4,073	16,351	1919 & 2014/2020
The Everly Apartments	30,000	4,834	0	45,588	4,834	45,588	50,422	4,836	45,586	2020
Total multifamily	$274,639	$38,892	$395,192	$361,865	$38,892	$757,057	$795,949	$127,312	$668,637
Columbus Village II		5,683			5,683		5,683		5,683
Held for development	$—	$5,683	$—	$—	$5,683	$—	$5,683	$—	$5,683
Real estate investments	596,691	303,542	1,253,505	990,208	303,542	2,243,719	2,547,261	521,189	2,026,072
________________________________________
(1)The net carrying amount of real estate for federal income tax purposes was $1,988.0 million as of December 31, 2025.
(2)Borrowing base collateral for the credit facility, M&T term loan facility, and TD term loan facility as of December 31, 2025.
(3)As of December 31, 2025, $5.7 million of this property's land value was included in held for development related to redevelopment plans.
(4)A portion of this property is borrowing base collateral for the credit facility, M&T term loan facility, and TD term loan facility as of December 31, 2025.
(5)Held for development includes Columbus Village II land held for redevelopment, which is borrowing base collateral for the credit facility, M&T term loan facility, and TD term loan facility as of December 31, 2025.

Income producing property is depreciated on a straight-line basis over the following estimated useful lives:

Buildings	39 years
Capital improvements	5—20 years
Equipment	3—7 years
Tenant improvements	Term of the related lease (or estimated useful life, if shorter)

	Real Estate		Accumulated
	Investments		Depreciation
	December 31,
	2025	2024	2025	2024
Balance at beginning of the year	$2,195,168	$2,205,642	$450,419	$391,814
Construction costs and improvements	52,087	62,438	—	—
Acquisitions	318,579	—	—	—
Dispositions	(16,661)	(66,618)	—	(9,543)
Impairment	(1,703)	(1,494)	(1,508)	—
Reclassifications	(209)	(4,800)	(208)	—
Depreciation	—	—	72,486	68,148
Balance at end of the year	$2,547,261	$2,195,168	$521,189	$450,419