Form 10-K/A
period 2025-12-31
Armada Hoffler Properties, Inc.
filed 2026-02-27
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K/A

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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Armada Hoffler Properties, Inc. (the “Company,” “we,” “us,” and “our,”) amends the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Original Form 10-K”). This Amendment No. 1 is being filed for the sole purposes of (i) correcting information included in Part I, Item 1. Business under the heading “Tenant Diversification” and (ii) filing corrected certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Except for the foregoing amended information, this Amendment No. 1 does not amend or update any other information contained in the Original Form 10-K, or reflect any events that have occurred after the filing of the Original Form 10-K.
Terms not defined in this Amendment No. 1 have the meaning given to them in the Original Form 10-K.

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

Tenant Diversification

The following table lists the 20 largest tenants in our retail and office operating property portfolios, based on ABR as of December 31, 2025 ($ in thousands):

Tenant (1)	Number of Leases	Lease Expiration	ABR	% of Total ABR/AQR
Constellation Energy Generation	1	2036	$15,463	7.6%
Morgan Stanley	3	2035	9,035	4.4%
T. Rowe Price(2)	1	2040	7,900	3.9%
The Kroger Co.	6	2026 - 2035	3,781	1.8%
Clark Nexsen	1	2039	2,914	1.4%
Canopy by Hilton	1	2045	2,725	1.3%
Dick's Sporting Goods	3	2028 - 2037	2,480	1.2%
The Gathering Spot	2	2036	2,030	1.0%
Franklin Templeton	1	2038	1,936	0.9%
Huntington Ingalls Industries	2	2029	1,807	0.9%
Duke University	1	2029	1,786	0.9%
PetSmart	5	2027 - 2042	1,566	0.8%
The TJX Companies	5	2026 - 2030	1,566	0.8%
Williams Mullen	1	2038	1,506	0.7%
Georgia Tech	1	2031	1,475	0.7%
Vestis Corporation	1	2036	1,465	0.7%
Mythics	1	2030	1,337	0.7%
Apex Entertainment	1	2035	1,218	0.6%
Regal Cinemas	2	2026 - 2029	1,215	0.6%
Amazon/Whole Foods	1	2040	1,214	0.6%
Top 20 Total			$64,419	31.5%
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

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included with the Original Form 10-K.

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

1.Exhibits

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

13..    Fair Value of Financial Instruments

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