Form 10-Q
period 2026-03-31
AH Realty Trust, Inc.
filed 2026-05-07
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35908

AH REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland			46-1214914
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
4605 Columbus St.
Virginia Beach	,	Virginia	23462
(Address of principal executive offices)			(Zip Code)

(757) 366-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AHRT	New York Stock Exchange
6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	AHRT-PrA	New York Stock Exchange
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
☐ Yes     ☒  No
As of May 1, 2026, the registrant had 75,955,396 shares of common stock, $0.01 par value per share, outstanding. In addition, as of May 1, 2026, AH Realty Trust, LP, the registrant's operating partnership subsidiary, had 24,757,199 units of limited partnership interest ("OP Units" , including LTIP Units, outstanding (other than OP Units held by the registrant).

AH REALTY TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART I. Financial Information

Item 1.    Financial Statements

AH REALTY TRUST, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,773,240	$1,801,279
Held for development	5,683	5,683
Construction in progress	16,568	13,028
	1,795,491	1,819,990
Accumulated depreciation	(412,226)	(410,565)
Net real estate investments	1,383,265	1,409,425
Real estate investments held for sale	23,223	4,800
Assets of discontinued operations	705,981	800,536
Cash and cash equivalents	28,545	40,743
Restricted cash	2,013	1,622
Accounts receivable, net	63,185	64,747
Equity method investments	48,177	47,926
Operating lease right-of-use assets	22,551	22,610
Finance lease right-of-use assets	77,212	77,539
Acquired lease intangible assets	73,108	76,408
Other assets	45,591	50,154
Total Assets	$2,472,851	$2,596,510
LIABILITIES AND EQUITY
Indebtedness, net	$1,245,288	$1,283,987
Liabilities related to assets held for sale	8,387	—
Liabilities of discontinued operations	281,633	286,502
Accounts payable and accrued liabilities	29,532	36,810
Operating lease liabilities	31,153	31,198
Finance lease liabilities	85,038	84,835
Other liabilities	31,640	43,986
Total Liabilities	1,712,671	1,767,318

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of March 31, 2026 and December 31, 2025	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 76,552,562 and 80,166,778 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	768	805
Additional paid-in capital	702,891	724,667
Distributions in excess of earnings	(306,080)	(269,484)
Accumulated other comprehensive income	859	703
Total stockholders’ equity	569,523	627,776
Noncontrolling interests in investment entities	8,325	8,532
Noncontrolling interests in Operating Partnership	182,332	192,884
Total Equity	760,180	829,192
Total Liabilities and Equity	$2,472,851	$2,596,510

See Notes to Condensed Consolidated Financial Statements.

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenues	$52,317	$50,182
Total revenues	52,317	50,182

Expenses
Rental expenses	12,857	11,369
Real estate taxes	4,735	4,717
Depreciation and amortization	18,241	19,030
General and administrative expenses	4,716	7,155
Acquisition, development, and other pursuit costs	—	54
Total expenses	40,549	42,325
Loss on real estate dispositions, net	(141)	—
Operating income	11,627	7,857
Interest income	62	229
Interest expense	(13,782)	(12,437)
Equity in income (loss) of unconsolidated real estate entities	243	(1,415)
Change in fair value of derivatives and other	1,344	(749)
Other income (expense), net	13	(89)
Loss from continuing operations	(493)	(6,604)

Discontinued operations
(Loss) income from discontinued operations	(29,526)	2,451
Income tax provision from discontinued operations	(363)	(190)
(Loss) income from discontinued operations, net of taxes	(29,889)	2,261

Net loss	$(30,382)	$(4,343)
Net loss (income) attributable to noncontrolling interests:
Investment entities	(22)	3
Operating Partnership	7,240	1,535
Net loss attributable to AH Realty Trust, Inc.	(23,164)	(2,805)
Preferred stock dividends	(2,887)	(2,887)
Net loss attributable to common stockholders	$(26,051)	$(5,692)
Net loss attributable to common stockholders from continuing operations per share (basic and diluted)	$(0.03)	$(0.09)
Net (loss) income attributable to common stockholders from discontinued operations per share (basic and diluted)	$(0.30)	$0.02
Net (loss) attributable to common stockholders per share (basic and diluted)	$(0.33)	$(0.07)
Weighted-average common shares outstanding (basic and diluted)	79,840	79,992
Dividends and distributions declared per common share and unit	$0.14	$0.14

Comprehensive loss:
Net loss	$(30,382)	$(4,343)
Unrealized cash flow hedge gains (losses)	641	(1,050)
Realized cash flow hedge gains reclassified to net loss	(442)	(313)
Comprehensive loss	(30,183)	(5,706)
Comprehensive loss (income) attributable to noncontrolling interests:
Investment entities	(22)	(38)
Operating Partnership	7,197	1,833
Comprehensive loss attributable to AH Realty Trust, Inc.	$(23,008)	$(3,911)
See Notes to Condensed Consolidated Financial Statements.

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data) (Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2025	$171,085	$805	$724,667	$(269,484)	$703	$627,776	$8,532	$192,884	$829,192
Net (loss) income	—	—	—	(23,164)	—	(23,164)	22	(7,240)	(30,382)
Unrealized cash flow hedge gains	—	—	—	—	502	502	—	139	641
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(346)	(346)	—	(96)	(442)
Net costs from issuance of common stock	—	—	(154)	—	—	(154)	—	—	(154)
Retirement of common stock	—	(37)	(20,928)	—	—	(20,965)	—	—	(20,965)
Restricted stock awards, net	—	—	1,130	—	—	1,130	—	—	1,130
Acquisitions of noncontrolling interest in real estate entity	—	—	(2,003)	—	—	(2,003)	—	—	(2,003)
Redemption of operating partnership units	—	—	179	—	—	179	—	(179)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(229)	—	(229)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.140 per share and unit)	—	—	—	(10,545)	—	(10,545)	—	(3,176)	(13,721)
Balance, March 31, 2026	$171,085	$768	$702,891	$(306,080)	$859	$569,523	$8,325	$182,332	$760,180

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2024	$171,085	$797	$714,640	$(218,623)	$2,737	$670,636	$9,180	$209,853	$889,669
Net loss	—	—	—	(2,805)	—	(2,805)	(3)	(1,535)	(4,343)
Unrealized cash flow hedge losses	—	—	—	—	(827)	(827)	—	(223)	(1,050)
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—	—	(279)	(279)	41	(75)	(313)
Net costs from issuance of common stock	—	—	(14)	—	—	(14)	—	—	(14)
Restricted stock awards, net	—	5	2,254	—	—	2,259	—	—	2,259
Redemption of operating partnership units	—	3	2,525	—	—	2,528	—	(2,532)	(4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(301)	—	(301)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units ($0.140 per share and unit)	—	—	—	(11,220)	—	(11,220)	—	(3,044)	(14,264)
Balance, March 31, 2025	$171,085	$805	$719,405	$(235,535)	$1,631	$657,391	$8,917	$202,444	$868,752
See Notes to Condensed Consolidated Financial Statements.

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities of continuing operations:
Net loss	$(30,382)	$(4,343)
Less: net income (loss) from discontinued operations, net of tax	29,889	(2,261)
Net loss from continuing operations	(493)	(6,604)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of buildings and tenant improvements	13,560	14,397
Amortization of leasing costs, in-place lease intangibles, and right-of-use assets	4,683	4,634
Accrued straight-line rental revenue	(2,444)	(2,167)
Amortization of leasing incentives and above or below-market rents	(426)	(573)
Adjustment for uncollectible lease accounts	556	2,060
Noncash stock compensation	1,355	3,464
Noncash interest expense	662	1,088
Gain on real estate dispositions, net	141	—
Change in fair value of derivatives and other	1,655	5,442
Adjustment for receipts on off-market interest rate derivatives	(4,166)	(5,232)
Equity in (loss) income of unconsolidated real estate entities	(243)	1,415
Changes in operating assets and liabilities:
Property assets	5,073	1,547
Property liabilities	(7,436)	(7,050)
Net cash provided by operating activities of continuing operations	12,477	12,421
Cash flows from investing activities:
Development of real estate investments	(686)	(1,726)
Tenant and building improvements	(8,011)	(13,785)
Dispositions of real estate investments, net of selling costs	4,627	—
Payments to purchase off-market interest rate derivatives	—	(4,577)
Receipts on off-market interest rate derivatives	4,166	5,232
Leasing costs	(1,643)	(168)
Leasing incentives	—	(9)
Contributions to equity method investments	(8)	(2,032)
Net cash used for investing activities of continuing operations	(1,555)	(17,065)
Cash flows from financing activities:
(Costs)/proceeds from issuance of common stock, net	(154)	(14)
Common shares tendered for tax withholding	(239)	(1,299)
Repurchase and retirement of common stock, net	(20,965)	—
Debt issuances, credit facility, and construction loan borrowings	48,000	29,904
Debt and credit facility repayments, including principal amortization	(79,055)	(5,908)
Debt issuance costs	(196)	(15)
Acquisition of non-controlling interest in consolidated real estate investments	(2,003)	—
Redemption of operating partnership units	—	(4)
Distributions to noncontrolling interests	(229)	(301)
Dividends and distributions	(27,710)	(23,665)
Net cash used for financing activities of continuing operations	(82,551)	(1,302)

Cash flows from discontinued operations:
Net cash flows provided by (used in) operating activities of discontinued operations	3,836	(12,314)
Net cash flows provided by (used in) investing activities of discontinued operations	58,067	(4,423)
Net cash flows used in financing activities of discontinued operations	(2,950)	(973)
Net cash flows from discontinued operations	58,953	(17,710)

Net decrease in cash, cash equivalents, and restricted cash	(12,676)	(23,656)
Cash, cash equivalents, and restricted cash, beginning of period (including discontinued operations)(1)	54,183	72,223
Cash, cash equivalents, and restricted cash, end of period (including discontinued operations)(1)	$41,507	$48,567
See Notes to Condensed Consolidated Financial Statements.

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosures:
Decrease in dividends and distributions payable	$(11,102)	$(6,514)
Decrease in accrued capital improvements and development costs	(438)	(7,815)
Operating Partnership units redeemed for common shares	179	2,528

(1) The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2026	March 31, 2025
Beginning of quarter:
Cash and cash equivalents (1)	$40,743	$21,986
Restricted cash (2)(3)	1,622	103
Cash, cash equivalents, and restricted cash	$42,365	$22,089

End of quarter:
Cash and cash equivalents (4)	$28,545	$25,323
Restricted cash (2)(5)	2,013	968
Cash, cash equivalents, and restricted cash	$30,558	$26,291
(1) Excludes cash and cash equivalents from discontinued operations as of December 31, 2025 and December 31, 2024 of $10.2 million and $48.7 million, respectively.
(2) Restricted cash represents amounts held by lenders for real estate taxes, insurance, and reserves for capital improvements.
(3) Excludes restricted cash from discontinued operations as of December 31, 2025 and December 31, 2024 of $1.6 million and $1.5 million, respectively.
(4) Excludes cash and cash equivalents from discontinued operations as of March 31, 2026 and March 31, 2025 of $8.9 million and $20.4 million, respectively.
(5) Excludes restricted cash from discontinued operations as of March 31, 2026 and March 31, 2025 of $2.0 million and $1.9 million, respectively.

See Notes to Condensed Consolidated Financial Statements.

AH REALTY TRUST, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

1. Business of Organization

AH Realty Trust, Inc. (the "Company"), formerly known as Armada Hoffler Properties, Inc., is a real estate investment trust ("REIT") with over four decades of experience that owns, operates, and acquires high-quality retail and office properties located primarily in the Mid-Atlantic and Southeast United States.

In February 2026, the Company announced a series of strategic actions designed to sharpen its long‑term focus and simplify its business model. These actions included a strategic corporate rebranding, the announced exit from the multifamily and real estate financing sector, and the sale of the construction business. As part of the rebranding initiative, the Company adopted the new corporate name AH Realty Trust and transitioned its New York Stock Exchange ticker symbol from AHH to AHRT. Together, these actions align the Company more closely with its core strengths in retail and office real estate ownership and operations, while enhancing clarity, efficiency, and market recognition among investors.

The Company is the sole general partner of AH Realty Trust, LP (the "Operating Partnership") and, as of March 31, 2026, owned 75.6% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly-owned subsidiaries thereof. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock and certain related formation transactions on May 13, 2013.

As of March 31, 2026, the Company's stabilized operating portfolio(1) consisted of the following properties:

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
(1) The Company generally considers a property to be stabilized upon the earlier of (a) the quarter after the property reaches 80% leased occupancy, or (b) the thirteenth quarter after the property receives its certificate of occupancy. A property classified as discontinued operations or held for sale is not considered stabilized.

(2) The Company is entitled to a preferred return on its investment in this property.

As of March 31, 2026, the following properties were under development or delivered, not yet stabilized:

Development, Not Stabilized	Segment	Location	Ownership
Southern Post Retail*	Retail	Roswell, Georgia	100%
Southern Post Office*	Office	Roswell, Georgia	100%
________________________________________
*Represents a property located within a mixed-use community.

Refer to Note 6 for a list of properties classified as held for sale as of March 31, 2026.

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

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Discontinued Operations

General Contracting and Real Estate Services

During the year ended December 31, 2025, the Company elected to divest the general contracting and real estate services segment. This disposal represented a strategic shift that will have a major effect on the Company’s operations and financial results and has been reported as discontinued operations. The Company has entered into a letter of intent relating to the potential sale of its construction business during the period, and subsequently closed on this sale on April 30, 2026. The transaction includes a transition services agreement for a 90-day period of time following the closing to provide human resources, payroll services, and information technology services.

The results of operations for the general contracting and real estate services segment have been removed from continuing operations and presented as (loss) income from discontinued operations, net of taxes for all periods presented. Assets and liabilities associated with the general contracting and real estate services segment have been reclassified as assets of discontinued operations and liabilities of discontinued operations, in the consolidated balance sheet as of March 31, 2026 and December 31, 2025.

Multifamily and Real Estate Financing

During the quarter ended March 31, 2026, the Company elected to divest the multifamily and real estate financing segments. These disposals represent a strategic shift that will have a major effect on the Company’s operations and financial results and have been reported as discontinued operations.

On March 13, 2026, certain wholly owned subsidiaries of the Company entered into a purchase and sale agreement with an unrelated third-party to sell eleven out of the Company's fourteen multifamily properties for a combined purchase price of $562.0 million in cash, subject to certain adjustments, with a $15.0 million non-refundable deposit (the "Multifamily Portfolio Sale"). The Multifamily Portfolio Sale is not contingent on the receipt of financing by the buyer. The Multifamily Portfolio Sale is expected to close in the second quarter of 2026. Two of the Company's other multifamily assets are actively being marketed and are expected to close by the end of the first quarter of 2027.

In addition, on March 27, 2026, the Company sold two of the real estate financing investments and on April 30, 2026, the investment secured by The Allure at Edinburgh was fully redeemed. The remaining investment, Solis Kennesaw, is expected to close by the end of the first quarter of 2027.

There can be no assurances that the Multifamily Portfolio Sale or the sale of the Company's other assets will occur on the timeline or on the terms the Company anticipates, if at all.

The results of operations for the multifamily and real estate financing segments have been removed from continuing operations and presented as (loss) income from discontinued operations, net of taxes for all periods presented. Assets and liabilities associated with the multifamily and real estate financing segments have been reclassified as assets of discontinued operations and liabilities of discontinued operations, in the consolidated balance sheet as of March 31, 2026 and December 31, 2025.

Unless specifically stated otherwise, footnote disclosures only reflect the results of continuing operations. The results of discontinued operations are presented in Note 4.

Segments

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance across the enterprise. Segment information is prepared on the same basis that the CODM reviews information for operational decision-making purposes. The CODM evaluates the performance of each of the Company’s properties and real estate ventures individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. The Company operates in two reportable business segments: (i) retail real estate and (ii) office real estate. The Company's former segments - (iii) general contracting and real estate services, (iv) multifamily real estate, and (v) real estate financing have been reclassified as discontinued operations for all periods presented. The Company's CODM has been identified to collectively include the Chief Executive Officer and the Chief Financial Officer for the three months ended March 31, 2026.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards:

Credit Losses

In July 2025, the FASB issued ASU 2025‑05 as an update to ASC Topic 326, which will become effective for fiscal years beginning after December 31, 2025, including interim periods. The amendment allows for a practical expedient when estimating expected credit losses and is intended to refine and enhance the application of CECL by providing clarifications related to expected credit loss measurement, model inputs, and disclosure requirements. There is no material impact on the consolidated financial statements.

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

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a description of other accounting principles upon which basis the accompanying consolidated financial statements were prepared.

3. Segments

The Company operates its business in two reportable segments: (i) retail real estate and (ii) office real estate. Refer to Note 1 for the composition of properties within each property segment.

Net operating income ("NOI") is the primary measure used by the Company’s CODM to assess segment performance. NOI is calculated as segment revenues less segment expenses. Segment revenues include rental revenues and segment expenses include rental expenses and real estate taxes for the property segments. NOI is not a measure of operating income or cash flows from operating activities as measured by GAAP and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of the Company’s retail and office real estate businesses.

	For the Three Months Ended March 31, 2026
	Retail Real Estate	Office Real Estate	Other(1)	Total
Revenues
Rental revenues	$24,497	$23,920	$3,900	$52,317
Total revenues	24,497	23,920	3,900	52,317
Expenses
Rental expenses(2)	4,622	7,173	1,062	12,857
Real estate taxes	2,334	2,122	279	4,735
Total segment operating expenses	6,956	9,295	1,341	17,592
Segment net operating income	17,541	14,625	2,559	34,725
Depreciation and amortization	(7,957)	(8,903)	(1,381)	(18,241)
General and administrative expenses	—	—	(4,716)	(4,716)
(Loss) gain on real estate dispositions, net	—	—	(141)	(141)
Interest income	8	—	54	62
Interest expense(3)	(5,851)	(5,982)	(1,949)	(13,782)
Equity in (loss) income of unconsolidated real estate entities	(6)	249	—	243
Change in fair value of derivatives and other	765	579	—	1,344
Other income, net	1	4	8	13
Net income (loss) from continuing operations	$4,501	$572	$(5,566)	$(493)

Discontinued operations(4)
Loss from discontinued operations	$—	$—	$(29,526)	$(29,526)
Income tax provision from discontinued operations	—	—	(363)	(363)
Loss from discontinued operations	$—	$—	$(29,889)	$(29,889)

Net income (loss)	$4,501	$572	$(35,455)	$(30,382)

	For the Three Months Ended March 31, 2025
	Retail Real Estate	Office Real Estate	Other(1)	Total
Revenues
Rental revenues	$23,964	$23,015	$3,203	$50,182
Total revenues	23,964	23,015	3,203	50,182
Expenses
Rental expenses(2)	4,326	6,145	898	11,369
Real estate taxes	2,302	2,225	190	4,717
Total segment operating expenses	6,628	8,370	1,088	16,086
Segment net operating income	17,336	14,645	2,115	34,096
Interest income	12	—	217	229
Depreciation and amortization	(8,346)	(9,159)	(1,525)	(19,030)
General and administrative expenses	(33)	(77)	(7,045)	(7,155)
Acquisition, development, and other pursuit costs	—	—	(54)	(54)
Interest expense(3)	(5,676)	(6,459)	(302)	(12,437)
Equity in (loss) income of unconsolidated real estate entities	(109)	(1,306)	—	(1,415)
Change in fair value of derivatives and other	(471)	(278)	—	(749)
Other income (expense), net	—	—	(89)	(89)
Net income (loss) from continuing operations	$2,713	$(2,634)	$(6,683)	$(6,604)

Discontinued operations(4)
Income from discontinued operations	$—	$—	$2,451	$2,451
Income tax provision from discontinued operations	—	—	(190)	(190)
Income from discontinued operations	$—	$—	$2,261	$2,261

Net income (loss)	$2,713	$(2,634)	$(4,422)	$(4,343)
____________________________
(1) Other consists of items not directly related to the Company’s retail and office real estate operations. General and administrative expenses include corporate personnel salaries and benefits, bank charges, accounting and legal fees, and other corporate office costs.
(2) Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.
(3) Interest expense is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocating to the retail and office segments based on property classification.
(4) As of March 31, 2026, the segments previously reported as general contracting and real estate services, multifamily, and real estate financing are now presented as discontinued operations. Income from discontinued operations excludes revenues for the three months ended March 31, 2026 and March 31, 2025 related to intercompany construction contracts of $0.7 million and $2.8 million, respectively, which are eliminated in consolidation. Income from discontinued operations excludes expenses for the three months ended March 31, 2026 and March 31, 2025 related to intercompany construction contracts of $0.7 million, and $2.8 million, respectively, which are eliminated in consolidation.

The following table summarizes key balance sheet data by segment (in thousands):

	Retail Real Estate	Office Real Estate	Other	Total
March 31, 2026
Real estate investments, at cost	$810,080	$790,441	$194,970	$1,795,491
Equity method investments	1,696	46,481	—	48,177

December 31, 2025
Real estate investments, at cost	$838,426	$787,222	$194,342	1,819,990
Equity method investments	1,687	46,239	—	47,926

4. Discontinued Operations

The financial results attributable to the general contracting and real estate services, multifamily, and real estate financing segments for all periods presented have been classified as discontinued operations within the consolidated financial statements.

Major assets and liabilities related to discontinued operations as of March 31, 2026 and December 31, 2025 are shown below (in thousands):

	March 31, 2026
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
ASSETS
Net real estate investments	$158	$615,049	$—	$615,207
Cash and cash equivalents	1,693	7,237	—	8,930
Restricted cash	—	2,020	—	2,020
Accounts receivable, net	17	984	—	1,001
Notes receivable, net	—	—	39,099	39,099
Construction receivables, including retentions, net	21,672	—	—	21,672
Construction contract costs and estimated earnings in excess of billings	295	—	—	295
Finance lease right-of-use assets	—	9,867	—	9,867
Acquired lease intangible assets	—	928	—	928
Other assets	4,728	2,235	—	6,963
Total assets of discontinued operations	$28,562	$638,320	$39,099	$705,981

LIABILITIES
Indebtedness, net	$—	$239,524	$—	$239,524
Accounts payable and accrued liabilities	—	5,731	—	5,731
Construction payables, including retentions	22,724	—	—	22,724
Billings in excess of construction contract costs and estimated earnings	3,125	—	—	3,125
Finance lease liabilities	—	8,637	—	8,637
Other liabilities	200	1,691	1	1,892
Total liabilities of discontinued operations	$26,049	$255,583	$1	$281,633

	December 31, 2025
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
ASSETS
Net real estate investments	$185	$616,645	$—	$616,831
Cash and cash equivalents	1,802	8,408	—	10,210
Restricted cash	—	1,608	—	1,608
Accounts receivable, net	19	1,429	—	1,447
Notes receivable, net	—	—	128,674	128,674
Construction receivables, including retentions, net	19,337	—	—	19,337
Construction contract costs and estimated earnings in excess of billings	3,666	—	—	3,666
Finance lease right-of-use assets	—	9,934	—	9,934
Acquired lease intangible assets	—	1,198	—	1,198
Other assets	4,951	2,680	—	7,631
Total assets of discontinued operations	$29,960	$641,902	$128,674	$800,536

LIABILITIES
Indebtedness, net	$—	$242,171	$—	$242,171
Accounts payable and accrued liabilities	—	3,372	—	3,372
Construction payables, including retentions	26,950	—	—	26,950
Billings in excess of construction contract costs and estimated earnings	3,474	—	—	3,474
Finance lease liabilities	—	8,642	—	8,642
Other liabilities	175	1,708	10	1,893
Total liabilities of discontinued operations	$30,599	$255,893	$10	$286,502

Summarized results of discontinued operations for the three months ended March 31, 2026 and 2025 are shown below (in thousands):

	Three Months Ended March 31, 2026
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
Rental revenues	$—	$16,743	$—	$16,743
General contracting and real estate services revenues	13,500	—	—	13,500
Interest income (real estate financing)	—	—	2,255	2,255
Rental expenses	—	(5,926)	—	(5,926)
Real estate taxes	—	(1,529)	—	(1,529)
General contracting and real estate services expenses	(13,415)	—	—	(13,415)
Interest expense (real estate financing)(1)	—	—	(1,538)	(1,538)
Impairment of notes receivable(2)	—	—	(29,229)	(29,229)
Non-operating income and expenses(3)(4)	(322)	(12,001)	1,936	(10,387)
Loss before taxes	(237)	(2,713)	(26,576)	(29,526)
Income tax provision	(363)	—	—	(363)
Loss from discontinued operations, net of tax	$(600)	$(2,713)	$(26,576)	$(29,889)
Net loss (income) attributable to noncontrolling interests:
Investment entities				17
Operating Partnership				6,497
Net loss from discontinued operations attributable to common stockholders				$(23,375)
(1) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 8.
(2) Impairment of notes receivable recognized for the three months ended March 31, 2026 represents impairment of notes receivable secured by the Solis Peachtree Corners, Solis North Creek, and Solis Kennesaw real estate financing investments of $4.4 million, $1.0 million, and $23.8 million, respectively.
(3) Non-operating income and expenses includes interest income (excluding real estate financing), depreciation and amortization, general and administrative expenses, acquisition, development, and other pursuit costs, and interest expense (excluding real estate financing).
(4) Interest expense (excluding real estate financing segment) is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocated based on property classification.

	Three Months Ended March 31, 2025
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
Rental revenues	$—	$13,619	$—	$13,619
General contracting and real estate services revenues	46,614	—	—	46,614
Interest income (real estate financing)	—	—	3,736	3,736
Rental expenses	—	(4,255)	—	(4,255)
Real estate taxes	—	(1,220)	—	(1,220)
General contracting and real estate services expenses	(45,250)	—	—	(45,250)
Interest expense (real estate financing)(1)	—	—	(1,714)	(1,714)
Other non-operating income and expenses(2)(3)	60	(8,910)	(229)	(9,079)
Income (loss) before taxes	1,424	(766)	1,793	2,451
Income tax provision	(190)	—	—	(190)
Income (loss) from discontinued operations, net of tax	$1,234	$(766)	$1,793	$2,261
Net loss (income) attributable to noncontrolling interests:
Investment entities				21
Operating Partnership				(485)
Net income from discontinued operations attributable to common stockholders				$1,797
(1) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 8.
(2) Non-operating income and expenses includes interest income (excluding real estate financing), depreciation and amortization, general and administrative expenses, acquisition, development, and other pursuit costs, and interest expense (excluding real estate financing).
(3) Interest expense (excluding real estate financing segment) is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocated based on property classification.

General Contracting and Real Estate Services

Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. As of March 31, 2026, substantially all construction contract costs and estimated earnings in excess of billings are expected to be billed and collected  during the next 12 to 24 months following March 31, 2026. These billings are expected to be collected progressively over this period.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$3,666	$3,474	$6	$5,871
Revenue recognized that was included in the balance at the beginning of the period	—	(3,474)	—	(5,871)
Increases due to billings, excluding amounts recognized as revenue during the period	—	3,136	—	3,481
Transferred to receivables	(3,667)	—	(6)	—
Construction contract costs and estimated earnings not billed during the period	296	—	2,482	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	—	(11)	—	(37)
Ending balance	$295	$3,125	$2,482	$3,444

The Company defers pre-contract costs when such costs are directly associated with specific anticipated contracts and their recovery is probable. Pre-contract costs of $2.5 million and $2.4 million were deferred as of March 31, 2026 and December 31, 2025, respectively. Amortization of pre-contract costs for the three months ended March 31, 2026 and 2025 was less than $0.1 million and less than $0.1 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of March 31, 2026 and December 31, 2025, construction receivables included retentions of $2.8 million and $5.7 million, respectively. As of March 31, 2026, substantially all construction receivables outstanding  are expected to be collected during the next 12 to 24 months following March 31, 2026. As of March 31, 2026 and December 31, 2025, construction payables included retentions of $5.3 million and $7.4 million, respectively. As of March 31, 2026, all construction payables, including retainage recorded, are expected to settle within the next 12 to 24 months following March 31, 2026. Payments will be made progressively over this period.

The Company’s net position on uncompleted construction contracts comprised the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Costs incurred on uncompleted construction contracts	$793,549	$958,225
Estimated earnings	22,023	32,338
Billings	(818,402)	(990,371)
Net position	$(2,830)	$192

Construction contract costs and estimated earnings in excess of billings	$295	$3,666
Billings in excess of construction contract costs and estimated earnings	(3,125)	(3,474)
Net position	$(2,830)	$192
As of March 31, 2026, the Company’s net position on uncompleted construction contracts reflects the aggregate of costs incurred and recognized profits less progress billings on ongoing projects. A negative net position indicates that billings exceed costs and recognized profits. Changes in the net position from December 31, 2025 primarily reflect project progress, timing of customer billings, and costs incurred on ongoing contracts.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning backlog	$68,703	$123,784
New contracts/change orders	746	3,322
Work performed	(13,477)	(46,683)
Ending backlog	$55,972	$80,423

A majority of the uncompleted contracts in place as of March 31, 2026 are expected to be completed during the next 12 to 24 months following March 31, 2026.

Related Party Transactions

The Company provides general contracting services to Harbor Point Parcel 3. See Note 6 for more information. During the three months ended March 31, 2026, the Company did not recognize any gross profit relating to Harbor Point Parcel 3.

Real Estate Financing

Notes Receivable

The Company had the following notes receivable outstanding as of March 31, 2026 and December 31, 2025 ($ in thousands):

		Outstanding loan amount
		March 31, 2026			December 31, 2025
Real Estate Financing Project	Maturity Date	Principal	Accrued interest and fees(1)	Total loan amount(2)	Total loan amount(2)	Maximum principal commitment	Interest rate		Interest compounding
Solis Kennesaw	5/25/2027	27,870	—	27,870	50,437	37,870	9.0%	(4)	Annually
Solis Peachtree Corners (3)	10/31/2027	—	—	—	38,434	—	9.0%	(4)	Annually
The Allure at Edinburgh	1/16/2028	9,228	2,176	11,403	11,678	9,228	10.0%	(5)	None
Solis North Creek (3)	8/8/2030	—	—	—	30,039	—	12.0%	(4)	Annually
Total mezzanine & preferred equity		$37,098	$2,176	$39,273	$130,588	$47,097
Allowance for credit losses (6)				(174)	(1,914)
Total notes receivable				$39,099	$128,674
________________________________________
(1) Reflects accrued interest and unused commitment fees, net of discounts due to unamortized equity fees.
(2) Outstanding loan amounts include any accrued and unpaid interest, and accrued fees, as applicable.
(3) On March 27, 2026, the Company sold these investments for total proceeds of $63.8 million.
(4) The interest rate varies over the life of the loans and the Company also earns an unused commitment fee on amounts not drawn on the loans.
(5) The interest rate varies over the life of the loan.
(6) The amounts as of March 31, 2026 and December 31, 2025 exclude less than $0.1 million and $0.1 million, respectively, of Current Expected Credit Losses (“CECL”) allowance that relates to the unfunded commitments, which were recorded as a liability under other liabilities in the consolidated balance sheets.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three months ended March 31, 2026 and 2025 as follows (in thousands):

	Three Months Ended March 31,
Real Estate Financing Project	2026		2025
Solis Gainesville II (1)	$—		$390	(2)(3)
Solis Kennesaw	1,217	(2)	1,430	(2)(3)
Solis Peachtree Corners (4)	465	(2)	1,220	(2)(3)
The Allure at Edinburgh	278		269
Solis North Creek (4)	294		427	(3)
Total interest income	2,255		3,736
________________________________________
(1) This note receivable was redeemed on December 10, 2025.
(2) Includes recognition of interest income related to fee amortization.
(3) Includes recognition of unused commitment fees.
(4) On March 27, 2026, the Company sold these investments for total proceeds of $63.8 million.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investments. As of March 31, 2026, the Company had two real estate financing investments, which are secured by development projects in various stages of completion or lease-up. Each of these projects is subject to a loan that is senior to the Company’s loan. Interest on these loans is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

The Company updated the risk ratings for each of its notes receivable as of March 31, 2026 and obtained industry loan loss data relative to these risk ratings. The Allure at Edinburgh was "Pass" rated as of March 31, 2026. Solis Kennesaw was classified as held for sale, and, as a result, the Company recorded $23.8 million in impairment due to the stabilization status of the investment. Additionally, Solis North Creek and Solis Peachtree Corners were classified as held for sale during the three months ended March 31, 2026, resulting in impairment recorded of $1.0 million and $4.4 million, respectively, and were subsequently sold on March 27, 2026. See Note 6 for further information.

The Company's analysis resulted in an allowance for loan losses of approximately $0.2 million as of March 31, 2026, of which an allowance related to unfunded commitments of less than $0.1 million as of March 31, 2026 was recorded as other liabilities on the consolidated balance sheet.

At March 31, 2026, the Company reported $39.1 million of notes receivable, net of allowances of $0.2 million. At December 31, 2025, the Company reported $128.7 million of notes receivable, net of allowances of $1.9 million. Changes in the allowance for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,914	$10	$1,924	$1,852	$509	$2,361
Unrealized credit loss provision (release)	174	1	174	97	(75)	22
Release due to disposition	(1,204)	(7)	(1,211)	—	—	—
Reductions due to intent to sell	(709)	(3)	(712)	—	—	—
Ending balance	$174	$1	$174	$1,949	$434	$2,383

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of March 31, 2026, Solis Kennesaw was put on non-accrual status.

Unfunded Loan Commitments

The Company has certain commitments related to its notes receivable investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of March 31, 2026, the Company had two notes receivable with a total of $2.5 million of unfunded commitments, all of which relates to unfunded contingencies. The Company considers the probability of contingency funding to be remote. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of March 31, 2026, the Company has recorded a CECL allowance of less than $0.1 million that relates to the unfunded commitments, which was recorded as a liability in other liabilities in the consolidated balance sheet.

5. Leases

Lessee Disclosures

As a lessee, the Company has nine ground leases across nine properties, including participating ground leases. These ground leases have maximum lease terms (including renewal options) that expire between 2074 and 2117. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Five of these leases have been classified as operating leases and four of these leases have been classified as finance leases. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

Lessor Disclosures

As a lessor, the Company leases its properties under operating leases and recognizes base rents on a straight-line basis over the lease term. The Company also recognizes revenue from tenant recoveries, through which tenants reimburse the Company on an accrual basis for certain expenses such as utilities, janitorial services, repairs and maintenance, security and alarms, parking lot and ground maintenance, administrative services, management fees, insurance, and real estate taxes. Rental revenues are reduced by the amount of any leasing incentives amortized on a straight-line basis over the term of the applicable lease. In addition, the Company recognizes contingent rental revenue (e.g., percentage rents based on tenant sales thresholds) when contractual sales thresholds are met. Many tenant leases include one or more options to renew, with renewal terms that can extend the lease term from one to 25 years, or more. The exercise of lease renewal options is at the tenant's sole discretion. The Company includes a renewal period in the lease term only if it appears at lease inception that the renewal is reasonably assured.

Rental revenue for the three months ended March 31, 2026 and 2025 comprised the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Base rent and tenant charges	$49,446	$47,442
Accrued straight-line rental adjustment	2,444	2,167
Lease incentive amortization	(46)	(62)
(Above) below market lease amortization, net	473	635
Total rental revenue	$52,317	$50,182

6. Real Estate Investments

On January 29, 2026, the Company completed the sale of undeveloped land under predevelopment to an unrelated third party that was classified as held for sale as of December 31, 2025, for proceeds of $4.8 million, resulting in a net loss on disposition of real estate of $0.1 million.

On March 12, 2026, in preparation to sell the asset, the Company acquired a 15% membership interest in the partnership that owns the Chronicle Mill mixed-use property for a purchase price of approximately $2.0 million in cash. Chronicle Mill is a mixed-use structure located in Belmont, North Carolina and is comprised of a 238-unit multifamily property, as well as a retail and office component.

On March 13, 2026, the Company signed a purchase and sale agreement with a buyer for the disposition of 11 multifamily assets for a combined purchase price of $562.0 million in cash, subject to certain adjustments, with a $15.0 million nonrefundable deposit. The transaction is not contingent on the receipt of financing by the buyer. As a result, the following properties are classified as held for sale as of March 31, 2026:

Properties Held for Sale(1)	Segment	Location	Ownership Interest
Allied | Harbor Point Retail*	Retail	Baltimore, Maryland	100%
Chronicle Mill Retail*	Retail	Belmont, North Carolina	100%
Chronicle Mill Office*	Office	Belmont, North Carolina	100%
Liberty Retail	Retail	Newport News, Virginia	100%
Point Street Retail*	Retail	Baltimore, Maryland	100%
The Edison Retail	Retail	Richmond, Virginia	100%
Properties in Discontinued Operations(1)	Segment	Location	Ownership Interest
1305 Dock Street*	Multifamily	Baltimore, Maryland	90%
1405 Point Street*	Multifamily	Baltimore, Maryland	100%
Allied | Harbor Point*	Multifamily	Baltimore, Maryland	100%
Chronicle Mill Apartments*	Multifamily	Belmont, North Carolina	100%
Chandler Residences*	Multifamily	Roswell, Georgia	100%
Encore Apartments*	Multifamily	Virginia Beach, Virginia	100%
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
Premier Apartments*	Multifamily	Virginia Beach, Virginia	100%
The Cosmopolitan*	Multifamily	Virginia Beach, Virginia	100%
The Edison	Multifamily	Richmond, Virginia	100%
________________________________________
*Represents a property located within a mixed-use community.
(1) Assets classified as properties held for sale and properties in discontinued operations in the table above are both subject to a single purchase and sale agreement entered into during the reporting period. Properties in discontinued operations represent multifamily assets that are not being retained as a result of the strategic repositioning announced on February 16, 2026. Properties held for sale are retail or office assets related to the multifamily assets that are being sold in conjunction with those operations. All of these assets have met the criteria for held for sale classification under ASC 360, as management has committed to a plan to sell, the assets are available for immediate sale in their present condition, and the sale is expected to be completed within one year.

On March 27, 2026, the Company signed a purchase and sale agreement with a buyer for the disposition of the Solis North Creek and Solis Peachtree Corners real estate financing investments for a combined purchase price of $63.8 million. Prior to the disposition, the investments were classified as held for sale as a result of the strategic repositioning announced on February 16, 2026, and as a result, the Company recorded impairment of $5.4 million.

As of March 31, 2026, the Company reclassified the Solis Kennesaw note receivable to held for sale as a result of the strategic repositioning announced on February 16, 2026 to exit the real estate financing line of business. As a result, the Company recorded impairment of $23.8 million using an approximation of fair value as a level 3 input in the fair value hierarchy.
7. Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and served as the project's general contractor. During the three months ended March 31, 2026, the Company invested less than $0.1 million in Harbor Point Parcel 3. As of March 31, 2026, the Company has contributed a total of $51.0 million.

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

8. Indebtedness

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

As of March 31, 2026 and December 31, 2025, the outstanding balance on the revolving credit facility was $211.0 million and $241.0 million, respectively. The outstanding balance on the term loan facility was $350.0 million as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate swaps, were 5.26% and 5.21%, respectively. After giving effect to interest rate swaps, the effective interest rates on the revolving credit facility and the term loan facility were 3.94% and 4.14%, respectively, as of March 31, 2026. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

As of each of March 31, 2026 and December 31, 2025, the outstanding balance on the M&T term loan facility was $135.0 million. As of March 31, 2026, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 5.21%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.75% as of March 31, 2026. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

As of each of March 31, 2026 and December 31, 2025, the outstanding balance on the TD term loan facility was $95.0 million. As of March 31, 2026, the effective interest rate on the TD term loan facility was 5.31%. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

The Company expects to execute a 12-month extension to the TD term loan agreement in May 2026. The Company has agreed on terms with the counterparty and is nearly closed as of the date of this filing.

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

As of March 31, 2026, the outstanding balance of the Notes was $115.0 million.

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

Other 2026 Financing Activity

On February 2, 2026, the Company executed its one-year extension option on the loan secured by The Everly, which will now mature on March 17, 2027. The Company paid a nominal extension fee, and a $2.0 million curtailment. The Company also holds an additional one-year extension option that may extend the maturity date to March 19, 2028, subject to the Company's satisfaction of certain conditions.

On February 13, 2026, the Company executed a 60-day extension for the loan secured by Encore Apartments and 4525 Main Street, extending the loan maturity to April 10, 2026.

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

As of March 31, 2026, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Floating Rate Pool of Loans	$320,000	(1)	1-month SOFR	2.25%	3.87%	8/1/2025	8/1/2026
Floating Rate Pool of Loans	320,000	(1)	1-month SOFR	2.25%	3.87%	8/1/2025	8/1/2026
Harbor Point Parcel 3 Senior Construction Loan	90,000	(2)	1-month SOFR	2.25%	4.32%	8/1/2025	8/1/2026
Allied Parcel 4 Loan	90,000	(2)	1-month SOFR	2.25%	4.25%	8/1/2025	8/1/2026
Thames Street Wharf Loan	62,244	(3)	Daily SOFR	0.93%	2.34%	4/3/2023	9/30/2026
Floating Rate Pool of Loans	150,000	(4)	1-month SOFR	2.50%	4.12%	1/2/2025	1/1/2027
M&T Unsecured Term Loan	100,000	(3)	1-month SOFR	3.50%	5.05%	12/6/2022	12/6/2027
Liberty Retail & Apartments Loan	21,000	(5)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior Unsecured Term Loan	79,000	(5)	1-month SOFR	3.43%	4.98%	4/1/2024	1/21/2028
Total	$1,232,244

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

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive income to interest expense in the condensed consolidated statements of comprehensive (loss) income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates recognizing approximately $0.8 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive income into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$1,070,000	$5,533	$—	$1,070,000	$7,496	$(307)
Derivatives designated as accounting hedges
Interest rate swaps	162,244	975	—	163,007	1,161	(418)
Total derivatives	$1,232,244	$6,508	$—	$1,233,007	$8,657	$(725)

The unrealized changes in the fair value of the Company’s derivatives during the three months ended March 31, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest rate swaps	$(1,014)	$(6,677)
Total unrealized change in fair value of interest rate derivatives	$(1,014)	$(6,677)
Comprehensive (loss) gain income statement presentation:
Change in fair value of derivatives and other	$(1,655)	$(5,627)
Unrealized cash flow hedge gains (losses)	641	(1,050)
Total unrealized change in fair value of interest rate derivatives	$(1,014)	$(6,677)

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

During the three months ended March 31, 2026, the Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of May 1, 2026.

On January 2, 2026, the Company elected to satisfy a redemption request by a holder of 20,000 Common OP Units through the issuance of an equal number of shares of common stock.

Noncontrolling Interests

As of March 31, 2026 and December 31, 2025, the Company held a 75.6% and 78.5%, respectively, economic interest in the Operating Partnership. As of March 31, 2026, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 75.6% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of March 31, 2026, there were 21,316,211 Common OP Units and 3,440,988 LTIP Units (as defined below) not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. See Note 11 for a description of LTIP Units.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly owned operating and development properties. The noncontrolling interest in investment entities was $8.3 million and $8.5 million as of March 31, 2026 and December 31, 2025, respectively, which represents the minority partners' interest in certain consolidated real estate entities.

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

During the three months ended March 31, 2026, the Company repurchased 3.7 million shares of common stock for a total of $21.0 million, at a weighted average price of $5.72. During the three months ended March 31, 2026, the Company did not purchase any shares of Series A Preferred Stock. As of March 31, 2026, $16.4 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the three months ended March 31, 2026, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Common Units	11/21/2025	12/31/2025	01/08/2026	$0.140	$14,293
Common Stock/Common Units	03/05/2026	03/26/2026	04/02/2026	0.140	13,721
Series A Preferred Stock	11/21/2025	01/01/2026	01/15/2026	0.421875	2,887
Series A Preferred Stock	03/05/2026	04/01/2026	04/15/2026	0.421875	2,887

11. Stock-Based Compensation

The Company’s Second Amended and Restated 2013 Equity Incentive Plan, as amended (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, LTIP Units, performance units, and other equity-based awards up to an aggregate of 6,900,000 shares of common stock. As of March 31, 2026, there were 798,809 shares available for issuance under the Equity Plan. Items disclosed throughout this footnote include award data for employees associated with discontinued operations. Refer to Note 15 for additional detail related to vesting of awards for these employees in connection with the sale of the general contracting and real estate services business.

Restricted or Unrestricted Stock Awards

The Company issues time-based awards in the form of restricted stock to certain employees (executive and non-executive)

and certain non-employee directors. Employee restricted stock awards generally vest over a period of two years: one-third immediately on the grant date and the remaining two-thirds in equal amounts on the first two anniversaries following the grant date, subject to continued service to the Company. Non-employee director restricted stock awards may vest either immediately upon grant or over a period of approximately one year, subject to continued service to the Company. Unvested restricted stock awards are entitled to receive distributions from their grant date.

The fair value of the restricted stock awards was determined using the closing stock price as of the day before the grant date.

A summary of the unvested restricted shares is as follows:

	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	146,493	$6.28	165,497	$11.81
Granted	64,385	4.97	361,390	9.15
Vested	(92,331)	8.84	(337,140)	10.01
Forfeited	(5,404)	10.39	(1,833)	10.08
Unvested as of March 31	113,143	$5.60	187,914	$9.93

During the three months ended March 31, 2026 and 2025, in connection with the vesting of restricted stock awards, employees tendered 35,621 and 134,220 shares, respectively, to satisfy minimum statutory tax withholding obligations. As of March 31, 2026, the total unrecognized compensation expense related to unvested shares of restricted stock was $0.5 million, which the Company expects to recognize over a weighted average period of 17 months.

LTIP Unit Awards

LTIP Units are a special class of partnership interests in the Operating Partnership ("LTIP Units"). The Operating Partnership has two classes of LTIP Units: (1) Time-Based LTIP Units, which have time-based vesting conditions (“Time-Based LTIP Units”), and (2) Performance LTIP Units, which have market-based and/or performance-based vesting conditions (“Performance LTIP Units”). Each LTIP Unit awarded is deemed equivalent to an award of one share of common stock under the Equity Plan, reducing the availability for other equity awards on a one-for-one basis. The vesting period for Time-Based LTIP Units, if any, and the vesting conditions for Performance LTIP Units will be determined at the time of issuance. Under the terms of the Operating Partnership's agreement of limited partnership, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of Common OP unitholders. Subject to any agreed upon exceptions (including pursuant to the applicable LTIP Unit award agreement), once vested and having achieved parity with Common OP unitholders, LTIP Units are convertible into Common OP Units on a one-for-one basis. Unvested Time-Based LTIP Units are entitled to receive distributions from their grant date. Performance-Based LTIP Units include a dividend provision in which 10% of outstanding units receives a distribution during the performance period and the remainder of the dividends are settled on the conclusion of the performance period based on the number of performance-based LTIP units that ultimately vest upon achievement of the specified performance criteria.

LTIP Unit awards have the following vesting schedules:

Time-Based LTIP Units

•2024 & 2025 Executive (2023 & 2024 Short Term Incentive Plan):
◦Granted in March 2024 or 2025, these units vest two-fifths immediately upon grant and one-fifth on each of the first three anniversaries of the grant date, subject to continued service to the Company.
•2025 Board of Directors:
◦Granted in June 2025, these units vest 100% at the time of the Annual Stockholders Meeting on June 17, 2026, subject to continued service to the Company.
•2025 Consultant:
◦Granted in August 2025, these units vest 100% on the first anniversary of the grant date, subject to continued service to the Company.
•2025 and 2026 Non-Executive:
◦Granted in March 2025 or 2026, these units vest in three equal installments of one-third each immediately, and on the first and second anniversaries of the grant date, subject to continued service to the Company.
•2025 and 2026 Executive (Enhanced Long Term Incentive Plan):
◦Granted in March 2025 or 2026, these units vest in three equal installments of one-third each on the first,

second, and third anniversaries of the grant date, subject to continued service to the Company.
•2026 Executive - Retention:
◦Granted in March 2026, these units vest fully on the third anniversary of the grant date.
•2026 Alignment of Interest Award:
◦To be granted in March 2027, executives and certain non-executives were given the option to elect to take the cash portion of their annual bonus as Time-Based LTIP Units. Additionally, the recipients of the awards may elect to have all Time-Based LTIP Units vested upon issuance over a three year vesting schedule where one-third vests on each anniversary following the grant date. If the vesting schedule is elected, the bonus potential increases to 125% of the target award.

The fair values of the Time-Based LTIP Units granted in March 2024, 2025, and 2026 were determined using a combination of the following; Black-Scholes Model, Finnerty Look-Back Option Analysis, and Monte Carlo Simulation, considering the Company's stock price as of the grant date. The Company estimates the compensation expense for the LTIP Units on a straight-line basis using a calculation that recognizes 100% of the grant date fair value over the applicable vesting period for employees (based on the vesting schedule described in the previous paragraph), or approximately one year for directors.

Performance-Based LTIP Units

•2025 Executive and 2026 Executive and Non-Executive:
◦Granted in March 2025 or 2026, these units vest on the third anniversary of the grant date, subject to the achievement of specified market-based criteria.
•2025 Executive and Non-Executive Special Award:
◦Granted in June 2025, these units vest on the fifth anniversary of the grant date, subject to the achievement of specified market-based and performance-based criteria.

The fair values of the Performance-Based LTIP Units granted in March of 2025 and 2026 were determined using a Monte Carlo Simulation considering the Company's stock price as of the grant date. The fair value of the Performance-Based LTIP Units granted in June of 2025 were determined using Monte Carlo Simulation for total shareholder return, and estimated probability of awards that will vest multiplied by the number of total enterprise value relayed units multiplied by the closing stock price on the grant date. The Company estimates the compensation expense for the LTIP Units on a straight-line basis using a calculation that recognizes 100% of the grant date fair value over the applicable vesting period for employees (based on the vesting schedule described in the previous paragraph), with the exception of the total enterprise value relayed units described above, whose probability of vesting may change upon vesting expectations.

A summary of the unvested LTIP Unit awards is as follows:

	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	2,111,445	$5.84	119,872	$9.66
Granted	1,255,973	4.91	540,197	9.63
Vested	(110,948)	8.28	(95,208)	8.57
Forfeited	—	—	—	—
Unvested as of March 31	3,256,470	$5.40	564,861	$9.81

During the three months ended March 31, 2026 and 2025, there were no LTIP Units tendered to satisfy minimum statutory tax withholding obligations. As of March 31, 2026, the total unrecognized compensation expense related to unvested LTIP Units was $10.6 million, which the Company expects to recognize over a weighted average period of 51 months.

Performance Unit Awards

The Company endeavors to further align the incentives of certain members of management with its long-term investors by awarding a portion of their equity compensation in the form of multi-year performance unit awards that use the level of achievement of the total shareholder return as the primary metric ("Performance Units"). Vesting of 50% of the target award is based solely on continued employment and vesting of the remainder of the award (50%) is based on the Company’s relative TSR performance over the 3-year period following execution of each agreement. The Performance Units may convert into shares of common stock at a range of 0% to 200% of the number of Performance Units granted contingent upon the participant’s continued employment and the Company’s relative total stockholder return ("TSR") at specified percentiles of the peer group. At the end of the Performance Units’ measurement period, if the applicable criterion are met, Performance Units generally vest two-fifths on the last day of the three-year performance period, and the remaining three-fifths in equal amounts on the first three anniversaries following the end of the three-year performance period, subject to continued service to the Company and certain market conditions. For unvested Performance Units granted in 2021 and prior, vesting of 50% of the target award is based on absolute TSR and vesting of the remainder of the award (50%) is based on relative TSR. Awards granted in 2021 and prior are fully vested as of March 31, 2026. Unvested Performance Units are entitled to accumulate distributions from their grant date, payable in cash or in additional shares of common stock upon issuance of the common stock to which those dividends relate.

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

A summary of the unvested Performance Unit awards is as follows:

	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	103,000	$11.92	110,375	$11.98
Granted	—	—	45,000	10.45
Vested(1)	—	—	—	—
Forfeited	—	—	—	—
Unvested as of March 31	103,000	$11.92	155,375	$11.54
________________________________________
(1)This represents Performance Units which are vested but not settled as shares of common stock until the following period.

Date of Award	Number of Units Granted	Grant Date Fair Value	Conversion Range		Risk Free Interest Rate	Volatility	Expected Dividends
2021	42,500	$9.67	0% to 200%		0.17%	49.0%	4.7%
2022	47,500	$17.12	0% to 200%		0.98%	50.0%	4.7%
2023	47,500	$12.61	0% to 200%	(1)	4.23%	51.0%	5.4%
2024	50,000	$9.23	0% to 200%	(1)	4.32%	27.0%	6.2%
2025	45,000	$10.45	0% to 200%	(1)	4.35%	26.0%	6.9%
________________________________________
(1)For Performance Units granted in 2022 and beyond, only 50% of each Award is subject to the conversion range. The remainder (50%) is guaranteed 1 to 1 conversion as long as the employee remains employed at the Company.

During the three months ended March 31, 2026, there were 2,817 Performance Units tendered by employees to satisfy minimum statutory tax withholding obligations. During the three months ended March 31, 2025, in connection with the vesting of Performance Units, zero shares of common stock were tendered by employees to satisfy minimum statutory tax withholding obligations. As of March 31, 2026, the total unrecognized compensation expense related to unvested Performance Units was $0.5 million, which the Company expects to recognize over a weighted average period of 57 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(1)	$1,249,757	$1,248,933	$1,289,056	$1,288,947
Liabilities related to assets held for sale(2)	8,386	8,386	—	—
Liabilities of discontinued operations(2)(3)	240,867	229,339	243,659	231,823
Interest rate swaps, net	6,508	6,508	7,932	7,932
________________________________________
(1) Excludes $4.5 million and $5.1 million of deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.
(2) Liabilities related to assets held for sale and liabilities of discontinued operations represent mortgages payable secured by assets presented as held for sale or discontinued operations.
(3) Excludes $1.3 million and $1.5 million of deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.

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

Guarantees

In connection with certain of the Company's equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of March 31, 2026, the Company had no outstanding guarantee liabilities.

Commitments

The Company has a bonding line of credit for its general contracting construction business and is contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $15.0 million and $14.0 million as of March 31, 2026 and December 31, 2025, respectively. This commitment terminated upon sale of the general contracting construction business on April 30, 2026.

14. Selected Quarterly Financial Data

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

	2025 Quarters
	Q1	Q2	Q3	Q4	Total
Rental revenues	$50,182	$50,720	$53,108	$55,925	$209,935
Total revenues	50,182	50,720	53,108	55,925	209,935
Rental expenses	11,369	11,129	13,365	12,581	48,444
Real estate taxes	4,717	5,056	6,148	4,788	20,709
Operating expenses(1)	26,239	20,910	22,455	22,635	92,239
Total expenses	42,325	37,095	41,968	40,004	161,392
Operating income	7,857	13,625	11,140	15,921	48,543
Non-operating income and expenses(2)	(14,461)	(10,989)	(16,104)	(14,688)	(56,242)
Net income from continuing operations	(6,604)	2,636	(4,964)	1,233	(7,699)
Income from discontinued operations	2,451	3,514	4,418	742	11,125
Income tax provision from discontinued operations	(190)	567	(192)	297	482
Income from discontinued operations	2,261	4,081	4,226	1,039	11,607
Net income	(4,343)	6,717	(738)	2,272	3,908
Net loss (income) attributable to noncontrolling interests(3)	1,538	(768)	819	107	1,696
Preferred stock dividends	(2,887)	(2,887)	(2,887)	(2,887)	(11,548)
Net (loss) income attributable to common stockholders	$(5,692)	$3,062	$(2,806)	$(508)	$(5,944)

Net income (loss) attributable to common stockholders from continuing operations per share (basic and diluted)	$(0.09)	$—	$(0.08)	$(0.02)	$(0.22)
Net income attributable to common stockholders from discontinued operations per share (basic and diluted)	$0.02	$0.04	$0.04	$0.01	$0.14
Net earnings attributable to common stockholders per share (basic and diluted)	$(0.07)	$0.04	$(0.04)	$(0.01)	$(0.08)
Weighted-average common shares outstanding (basic and diluted)	79,992	80,154	80,155	80,153	80,116
(1)Operating expenses includes depreciation and amortization, general and administrative expenses, acquisition, development, and other pursuit costs, and impairment charges.
(2)Non-operating income and expenses includes interest income, interest expense, equity in income (loss) of unconsolidated real estate entities, gain on consolidation of real estate entities, loss on extinguishment of debt, change in fair value of derivatives and other, and other income (expense), net.
(3)Net loss (income) attributable to noncontrolling interests includes noncontrolling interest in investment entities and in the Operating Partnership.

	2024 Quarters
	Q1	Q2	Q3	Q4	Total
Rental revenues	$49,027	$50,438	$55,438	$49,537	$204,440
Total revenues	49,027	50,438	55,438	49,537	204,440
Rental expenses	10,842	10,922	12,179	11,535	45,478
Real estate taxes	4,741	4,679	4,944	4,260	18,624
Operating expenses(1)	22,963	29,324	24,606	25,519	102,412
Total expenses	38,546	44,925	41,729	41,314	166,514
Gain on real estate dispositions, net	—	—	—	21,305	21,305
Operating income	10,481	5,513	13,709	29,528	59,231
Non-operating income and expenses(2)	(2,073)	(11,212)	(22,886)	(8,607)	(44,778)
Net income from continuing operations	8,408	(5,699)	(9,177)	20,921	14,453
Income from discontinued operations	9,851	7,732	2,223	7,621	27,427
Income tax provision from discontinued operations	(534)	1,246	(592)	494	614
Income from discontinued operations	9,317	8,978	1,631	8,115	28,041
Net income	17,725	3,279	(7,546)	29,036	42,494
Net loss (income) attributable to noncontrolling interests(3)	(3,652)	(107)	2,508	(5,598)	(6,849)
Preferred stock dividends	(2,887)	(2,887)	(2,887)	(2,887)	(11,548)
Net (loss) income attributable to common stockholders	$11,186	$285	$(7,925)	$20,551	$24,097

Net income (loss) attributable to common stockholders from continuing operations per share (basic and diluted)	$0.06	$(0.10)	$(0.13)	$0.18	$(0.06)
Net income attributable to common stockholders from discontinued operations per share (basic and diluted)	$0.11	$0.10	$0.01	$0.08	$0.40
Net earnings attributable to common stockholders per share (basic and diluted)	$0.17	$—	$(0.12)	$0.26	$0.34
Weighted-average common shares outstanding (basic and diluted)	66,838	67,106	68,931	79,695	70,662
(1)Operating expenses includes depreciation and amortization, general and administrative expenses, acquisition, development, and other pursuit costs, and impairment charges.
(2)Non-operating income and expenses includes interest income, interest expense, equity in income (loss) of unconsolidated real estate entities, loss on extinguishment of debt, change in fair value of derivatives and other, and other income (expense), net.
(3)Net loss (income) attributable to noncontrolling interests includes noncontrolling interest in investment entities and in the Operating Partnership.

15. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for disclosure.

Indebtedness

From April 1, 2026 through May 7, 2026, the Company had net repayments of $6.0 million on the revolving credit facility.

Effective April 10, 2026, the Company executed a 45-day extension for the loan secured by Encore Apartments and 4525 Main St, extending the loan maturity to May 25, 2026.

Discontinued Operations

On April 27, 2026, the Company executed a purchase and sale agreement to sell the general contracting and real estate services business for aggregate consideration of $2.4 million, which subsequently closed on April 30, 2026. The Company accelerated vesting of 47,784 outstanding stock‑based compensation awards held by employees who transferred to the buyer in connection with the transaction. The Company entered into a transition services agreement to provide payroll and human resources services for a period of time following closing.

Notes Receivable

On April 2, 2026, the Company funded a shortfall related to Harbor Point Parcel 3, its equity method investment. The Company and its joint venture partner were required to contribute a total of $10.6 million. The joint venture partner was unable to fund its portion when due, and the Company funded both its own and the partner’s required contributions. As a result, the joint venture partner owes the Company $5.3 million plus accrued interest. The amount due will bear interest at a rate equal to prime plus 3%.

On April 30, 2026, the Company fully realized a total of $17.2 million for the real estate financing investment secured by The Allure at Edinburgh, including $1.0 million of operating net cash flow distributions previously received, and used the proceeds to repay debt.

Equity

On April 2, 2026, the Company repurchased 578,476 shares of common stock for a total of $3.2 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to "we," "our," "us," and "our company" refer to AH Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including AH Realty Trust, LP, a Virginia limited partnership (the "Operating Partnership"), of which we are the sole general partner. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

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
•risks related to the orderly wind-down and disposition of our general contracting and real estate services business;
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

Business Description

We are a self-managed REIT with over four decades of experience managing high-quality properties located primarily in the Mid-Atlantic and Southeastern United States. Our focus is to deliver long-term, sustainable shareholder value by consistently investing in and operating the highest-quality assets, maintaining a robust and resilient balance sheet, and fostering a dynamic, highly skilled team. We focus on well-positioned secondary and tertiary markets that demonstrate strong population growth, favorable demand drivers, and attractive long-term fundamentals.

Refer to Note 1 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the composition of properties in our operating property portfolio, as well as properties under development or redevelopment.

Discontinued Operations

During the quarter ended March 31, 2026, the Company completed a strategic review of its business and elected to divest its real estate financing and multifamily segments, which, together with the general contracting and real estate services segment, are now reported as discontinued operations. The decision to exit the real estate financing and multifamily segments was made in connection with the Company’s broader initiative to simplify its business model and focus on its core retail and office real estate operations. Management believes that the divestiture of these segments will allow the Company to further strengthen its balance sheet and focus on its core competencies, while reducing complexity and risk associated with non-core activities.

The Company entered into a letter of intent relating to the potential sale of its construction business during the period, and subsequently closed on this sale on April 30, 2026. The transaction included a transition services agreement for a 90 day period of time following the closing to provide human resources, payroll services, and information technology services.

On March 13, 2026, certain wholly owned subsidiaries of the Company entered into a purchase and sale agreement with an unrelated third-party to sell eleven out of the Company's fourteen multifamily properties for a combined purchase price of $562.0 million in cash, subject to certain adjustments, with a $15.0 million non-refundable deposit (the "Multifamily Portfolio Sale"). The Multifamily Portfolio Sale is not contingent on the receipt of financing by the buyer. The Multifamily Portfolio Sale is expected to close in the second quarter of 2026. Two of the Company's other multifamily assets are actively being marketed and are expected to close by the end of the first quarter of 2027.

In addition, on March 27, 2026, the Company sold two of the real estate financing investments and on April 30, 2026, the investment secured by The Allure at Edinburgh was fully redeemed. The remaining investment, Solis Kennesaw, is expected to close by the end of the first quarter of 2027.

There can be no assurances that the Multifamily Portfolio Sale or the sale of the Company's other assets will occur on the timeline or on the terms the Company anticipates, if at all.

The material terms of these transactions included cash consideration, the transfer of related assets and liabilities, and the settlement of certain contingent obligations. As a result of these actions, the results of operations, assets, and liabilities of the general contracting and real estate services, multifamily, and real estate financing segments have been reclassified as discontinued operations for all periods presented.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q. All historical financial information has been retrospectively adjusted to reflect the general contracting and real estate services, multifamily, and real estate financing businesses as discontinued operations. The decision to exit these segments resulted in the reclassification of approximately $32.5 million in revenue for the three months ended March 31, 2026 to discontinued operations.

Operating Segments

Following the discontinuation of the general contracting and real estate services, multifamily, and real estate financing segments, we operate our business through two reportable segments:

1.Retail real estate: The Company’s retail portfolio is concentrated in high-barrier-to-entry markets and is anchored by credit-worthy tenants, including grocery stores and big-box retailers. As of March 31, 2026, the retail portfolio had a leased occupancy level of 94.8%, and renewal spreads (on a GAAP basis) of 10.7%.

2.Office real estate: The office portfolio consists primarily of Class A office space located in mixed-use town centers, such as the Town Center of Virginia Beach and Harbor Point in Baltimore. The segment continues to benefit from the "flight to quality" trend, maintaining an occupancy level of 96.0% and new leasing spreads (on a GAAP basis) of 9.6%.

First Quarter 2026 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended March 31, 2026 and other recent developments:

•On February 16, 2026, we announced a fundamental business restructuring to eliminate complexity, strengthen the balance sheet, and relentlessly focus on operating a streamlined real estate platform. The restructuring includes:
•Exiting the multifamily property sector to unlock embedded value, reduce leverage, and sharpen focus on retail and office properties;
•Divesting construction and real estate financing businesses; and
•Launching AH Realty Trust, effective March 2, 2026, a new corporate identity that reflects the fundamental restructuring of the business.

•As part of its ongoing governance enhancements supporting the Company’s strategic transformation, AH Realty Trust advanced its board refreshment process by nominating Theodore Bigman and Lori Wittman as independent directors; Dennis Gartman and George Allen will retire from the Board following the 2026 Annual Meeting and F. Blair Wimbush was appointed Chair of the Nominating and Corporate Governance Committee.

•On March 13, 2026, we entered into a binding purchase and sale agreement to sell an 11-asset multifamily portfolio for $562.0 million in cash, subject to certain adjustments.

•On March 27, 2026, we sold the Peachtree and North Creek real estate financing investments for an aggregate purchase price of $63.8 million and used the proceeds to pay down our debt.

•Through April 2, 2026, we repurchased 4.2 million shares of common stock for a total of $24.1 million.

•On April 30, 2026, we fully realized $17.2 million for The Allure at Edinburgh real estate financing investment and used the proceeds to pay down our debt.

•On April 30, 2026, we completed the sale of the construction business for $2.4 million.

•Net loss attributable to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $33.3 million, or $0.33 per diluted share, compared to net loss attributable to common stockholders and OP Unitholders of $7.2 million, or $0.07 per diluted share, for the three months ended March 31, 2025.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $20.6 million, or $0.20 per diluted share, compared to $17.2 million, or $0.17 per diluted share, for the three months ended March 31, 2025. See "Non-GAAP Financial Measures."

•FFO, As Adjusted from operations attributable to common stockholders and OP Unitholders ("FFO, As Adjusted") of $15.1 million, or $0.15 per diluted share, compared to $14.6 million, or $0.14 per diluted share, for the three months ended March 31, 2025. See "Non-GAAP Financial Measures."

•As of March 31, 2026, weighted average stabilized portfolio leased occupancy was 95.4%. Retail leased occupancy was 94.8% and office leased occupancy was 96.0%.

•As of March 31, 2026, weighted average stabilized portfolio economic occupancy was 90.1%. Retail economic occupancy was 92.5% and office economic occupancy was 87.7%.

•Positive spreads on renewals across all segments:
▪Retail 10.7% (GAAP) and 4.5% (Cash)
▪No renewals in office segment for the quarter.

•Executed 20 commercial lease renewals and 11 new commercial leases during the first quarter for an aggregate of 130,667 of net rentable square feet.

•Same Store Net Operating Income ("NOI") increased 2.2% for the retail segment and 0.7% for the office segment on a cash basis compared to the quarter ended March 31, 2025.

Segment Results of Continuing Operations

As of March 31, 2026, we operated our business in two segments: (i) retail real estate and (ii) office real estate.

NOI is the primary measure used by our chief operating decision-maker to assess segment performance and allocate our resources among our segments. We calculate NOI as segment revenues less segment expenses. Segment revenues include rental revenues and segment expenses include rental expenses and real estate taxes for our property segments. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our real estate businesses. See Note 3 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of NOI to net income, the most directly comparable GAAP measure.

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

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Rental revenues	$24,497	$23,964	$533
Property expenses	6,956	6,628	328
Segment NOI	$17,541	$17,336	$205

Retail segment NOI for the three months ended March 31, 2026 was materially consistent with the three months ended March 31, 2025.

Retail Same Store Results

Retail same store results for the three months ended March 31, 2026 and 2025 exclude Allied | Harbor Point Retail, Liberty Retail, The Edison Retail, Point Street Retail, and Chronicle Mill Retail due to being classified as held for sale. They also exclude Market at Mill Creek and Nexton Square due to their disposition in December 2024 and Southern Post Retail.

Retail same store rental revenues, property expenses, and NOI for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Rental revenues	$22,951	$22,582	$369
Property expenses	6,774	6,753	21
Same Store NOI, cash basis	$16,177	$15,829	$348
Non-Same Store NOI (including GAAP adjustments)	1,364	1,507	(143)
Segment NOI	$17,541	$17,336	$205

Retail same store NOI for the three months ended March 31, 2026 was materially consistent with the three months ended March 31, 2025.

Office Segment Data

Office rental revenues, property expenses, and NOI for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Rental revenues	$23,920	$23,015	$905
Property expenses	9,295	8,370	925
Segment NOI	$14,625	$14,645	$(20)

Office segment NOI for the three months ended March 31, 2026 was materially consistent with the three months ended March 31, 2025.
to
Office Same Store Results

Office same store results for the three months ended March 31, 2026 and 2025 exclude Chronicle Mill Office due to being classified as held for sale and Southern Post Office.

Office same store rental revenues, property expenses, and NOI for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Rental revenues	$21,676	$20,823	$853
Property expenses	9,046	8,278	768
Same Store NOI, cash basis	$12,630	$12,545	$85
Non-Same Store NOI (including GAAP adjustments)	1,995	2,100	(105)
Segment NOI	$14,625	$14,645	$(20)

Office same store NOI for the three months ended March 31, 2026 was materially consistent with the three months ended March 31, 2025.

Consolidated Results of Continuing Operations

The following table summarizes the results of operations for the three months ended March 31, 2026 and 2025 (unaudited, in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenues
Rental revenues	$52,317	$50,182	$2,135
Total revenues	52,317	50,182	2,135

Expenses
Rental expenses	12,857	11,369	1,488
Real estate taxes	4,735	4,717	18
Depreciation and amortization	18,241	19,030	(789)
General and administrative expenses	4,716	7,155	(2,439)
Acquisition, development, and other pursuit costs	—	54	(54)
Total expenses	40,549	42,325	(1,776)
Loss on real estate dispositions, net	(141)	—	(141)
Operating income	11,627	7,857	3,770
Interest income	62	229	(167)
Interest expense	(13,782)	(12,437)	(1,345)
Equity in income (loss) of unconsolidated real estate entities	243	(1,415)	1,658
Loss on extinguishment of debt	—	—	—
Change in fair value of derivatives and other	1,344	(749)	2,093
Other income (expense), net	13	(89)	102
Loss from continuing operations	(493)	(6,604)	6,111

Discontinued operations			—
(Loss) income from discontinued operations	(29,526)	2,451	(31,977)
Income tax provision from discontinued operations	(363)	(190)	(173)
(Loss) income from discontinued operations, net of taxes	(29,889)	2,261	(32,150)
			—
Net loss	(30,382)	(4,343)	(26,039)
Net (income) loss attributable to noncontrolling interests in investment entities	(22)	3	(25)
Preferred stock dividends	(2,887)	(2,887)	—
Net loss attributable to common stockholders and OP Unitholders	$(33,291)	$(7,227)	$(26,064)

Rental Revenues

Rental revenues for the three months ended March 31, 2026 increased $2.1 million, or 4.3%, as compared to the three months ended March 31, 2025 as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Retail	$24,497	$23,964	$533
Office	23,920	23,015	905
Other	3,900	3,203	697
	$52,317	$50,182	$2,135

Retail rental revenues for the three months ended March 31, 2026 was materially consistent with the three months ended March 31, 2025.

Office rental revenues for the three months ended March 31, 2026 increased $0.9 million, or 3.9%, as compared to the three months ended March 31, 2025, primarily due to increased occupancy at The Interlock Office and Thames Street Wharf. O

Other rental revenues for the three months ended March 31, 2026 increased $0.7 million, or 21.8%, as compared to the three months ended March 31, 2025, primarily due to the consolidation of Allied | Harbor Point garage activity in the second quarter of 2025, partially offset by a decrease in parking income at The Interlock due to decreased rates, which is partially offset by higher volume.

Rental Expenses

Rental expenses for the three months ended March 31, 2026 increased $1.5 million, or 13.1%, as compared to the three months ended March 31, 2025 as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Retail	$4,622	$4,326	$296
Office	7,173	6,145	1,028
Other	1,062	898	164
	$12,857	$11,369	$1,488

Retail rental expenses for the three months ended March 31, 2026 increased $0.3 million, or 6.8%, as compared to the three months ended March 31, 2025, primarily due to increased utilities across the Harbor Point properties, partially offset by decreased sales tax expense at Delray Beach Plaza due to Florida no longer assessing the charge, and decreased snow removal at Red Mill Commons.

Office rental expenses for the three months ended March 31, 2026 increased $1.0 million or 16.7%, as compared to the three months ended March 31, 2025, primarily due to increased utilities across the Harbor Point properties and higher expenses at The Interlock Office and Southern Post Office due to increased occupancy.

Other rental expenses for the three months ended March 31, 2026 increased $0.2 million, or 18.3%, as compared to the three months ended March 31, 2025, primarily due to the consolidation of Allied | Harbor Point garage in the second quarter of 2025 and increased operating expenses at Smith's Landing.

Real Estate Taxes

Real estate taxes for the three months ended March 31, 2026 were materially consistent as compared to the three months ended March 31, 2025 as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Retail	$2,334	$2,302	$32
Office	2,122	2,225	(103)
Other	279	190	89
	$4,735	$4,717	$18

Retail real estate taxes for the three months ended March 31, 2026 was materially consistent with the three months ended March 31, 2025.

Office real estate taxes for the three months ended March 31, 2026 decreased $0.1 million, or 4.6%, as compared to the three months ended March 31, 2025, primarily due to tax credits becoming effective at Southern Post Office and a decreased assessment and decreased tax rates at One City Center Office.

Other real estate taxes for the three months ended March 31, 2026 were materially consistent with the three months ended March 31, 2025.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2026 decreased $0.8 million, or 4.1% as compared to the three months ended March 31, 2025, primarily due to the non-material correction of a prior year depreciation calculation that resulted in lower expense in the current period.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 decreased $2.4 million, or 34.1% as compared to the three months ended March 31, 2025 due to the double-issuance of stock compensation in 2025 due to a modification in the structure of executive compensation grants, including the impact of grants in the current year that are related to the prior year's performance and grants that are related to the current year's performance. New grants are now issued in the year in which performance relates. There also was a one-time acceleration of 100% of stock compensation awarded to our former Chief Executive Officer in relation to prior year performance.

Acquisition, Development, and Other Pursuit Costs

Acquisition, development, and other pursuit costs for the three months ended March 31, 2026 and 2025 were immaterial.

Non-Operating Income and Expenses

Interest income for the three months ended March 31, 2026 and 2025 was immaterial.

Interest expense for the three months ended March 31, 2026 increased $1.3 million, or 10.8%, as compared to the three months ended March 31, 2025 due to increased debt balances due to the consolidation of Allied | Harbor Point and acquisition of Solis Gainesville II in 2025, partially offset by declining SOFR rates on our variable-rate debt portfolio.

Equity in income (loss) of unconsolidated real estate entities for the three months ended March 31, 2026 increased $1.7 million due to the consolidation of Allied | Harbor Point in the second quarter of 2025. The loss in 2025 related to the commencement of operations at Allied | Harbor Point through the lease-up period. The equity in income of unconsolidated real estate entities for the three months ended March 31, 2026 represents the Company's share of net income from Harbor Point Parcel 3.

The change in fair value of derivatives and other for the three months ended March 31, 2026 included a decrease in interest receipts for non-designated derivatives due to declining SOFR rates on our non-designated hedges, and a smaller decrease in the fair value of our derivative instruments due to the changes in the forward SOFR curve.

Changes in other income (expense), net for the three months ended March 31, 2026 were immaterial.

Discontinued Operations Data

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three months ended March 31, 2026 and 2025 were as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025	Change
General contracting and real estate services revenues	$13,500	$46,614	$(33,114)
General contracting and real estate services expenses	13,415	45,250	(31,835)
Segment gross profit	$85	$1,364	$(1,279)
Operating margin (1)	0.6%	2.9%	(2.3)%
________________________________________
(1)50% of the gross profit attributable to our T. Rowe Price Global HQ project is not reflected within general contracting & real estate services revenues due to elimination. For the Allied | Harbor Point development project, 77% of gross profit was eliminated through April 2025. In April 2025 the project was brought on balance sheet through consolidation and as a result, all associated revenue and cost are eliminated in consolidation. The Company remains entitled to receive cash proceeds related to the eliminated amounts. Prior to the impact of these gross profit eliminations, operating margin was 0.6% for the three months ended March 31, 2026, and 3.1% for the three months ended March 31, 2025.

General contracting and real estate services segment gross profit for the three months ended March 31, 2026 decreased $1.3 million, as compared to the three months ended March 31, 2025, primarily reflecting the reduction in revenue as third-party project backlog was completed.

The changes in third party construction backlog for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning backlog	$68,703	$123,784
New contracts/change orders	746	3,322
Work performed	(13,477)	(46,683)
Ending backlog	$55,972	$80,423

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Rental revenues	$16,743	$13,619	$3,124
Property expenses	7,455	5,475	1,980
Segment NOI	$9,288	$8,144	$1,144

Multifamily segment NOI for the three months ended March 31, 2026 increased $1.1 million or 14.0% as compared to the three months ended March 31, 2025 primarily due to the consolidation of Allied | Harbor Point in the second quarter of 2025 and the acquisition of Solis Gainesville II in the fourth quarter of 2025, partially offset by reduced revenue at Greenside Apartments as a result of the restoration project currently underway.

Real Estate Financing Segment Data

Real estate financing interest income, interest expense, and gross profit for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Interest income	$2,255	$3,736	$(1,481)
Interest expense	1,538	1,714	(176)
Segment gross profit	$717	$2,022	$(1,305)
Operating margin	31.8%	54.1%	(22.3)%

Real estate financing gross profit for the three months ended March 31, 2026 decreased $1.3 million as compared to the three months ended March 31, 2025, primarily due to the redemption of Solis Gainesville II in the fourth quarter of 2025 and Solis North Creek and Solis Peachtree Corners being placed on non-accrual status in the first quarter of 2026.

On March 27, 2026, we signed a purchase and sale agreement with a buyer for the disposition of the Solis North Creek and Solis Peachtree Corners real estate financing investments for a combined purchase price of $63.8 million. We used the proceeds from the sale to pay down debt. Prior to the disposition, the investments were classified as held for sale as a result of the strategic repositioning announced on February 16, 2026, and as a result, we recorded impairment of $5.4 million.

As of March 31, 2026, we reclassified the Solis Kennesaw real estate financing investment to held for sale as a result of the strategic repositioning announced on February 16, 2026 to exit the real estate financing line of business. As a result, the Company recorded impairment of $23.8 million using an approximation of fair value as a level 3 input in the fair value hierarchy.

On April 30, 2026, we fully realized $17.2 million for the real estate financing investment secured by The Allure at Edinburgh and used the proceeds to repay debt.

Results of Discontinued Operations

Summarized results of discontinued operations for the three months ended March 31, 2026 and 2025 are shown below (in thousands):

	Three Months Ended March 31,
	2026	2025
Rental revenues	$16,743	$13,619
General contracting and real estate services revenues	13,500	46,614
Interest income (real estate financing)	2,255	3,736
Rental expenses	(5,926)	(4,255)
Real estate taxes	(1,529)	(1,220)
General contracting and real estate services expenses	(13,415)	(45,250)
Impairment of notes receivable (2)	(29,229)	—
Interest expense (real estate financing)	(1,538)	(1,714)
Non-operating income and expenses (3)(4)	(10,387)	(9,079)
Income before taxes	(29,526)	2,451
Income tax provision	(363)	(190)
Income from discontinued operations, net of tax	$(29,889)	$2,261
(1) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 8.
(2) Impairment of notes receivable recognized for the three months ended March 31, 2026 represents impairment of notes receivable secured by the Solis Peachtree Corners, Solis North Creek, and Solis Kennesaw real estate financing investments of $4.4 million, $1.0 million, and $23.8 million, respectively.

(3) Non-operating income and expenses includes interest income (excluding real estate financing), depreciation and amortization, general and administrative expenses, acquisition, development, and other pursuit costs, and interest expense (excluding real estate financing).
(4) Interest expense (excluding real estate financing segment) is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocated based on property classification.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of general contractor expenses, operating expenses, and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, new real estate development projects, mezzanine loan funding requirements, and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings available under our credit facility (as defined below), and net proceeds from the opportunistic sale of common stock through our ATM Program, which is discussed below.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, property development and acquisitions, tenant improvements, and capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities, and the opportunistic disposition of non-core properties. We also may fund acquisitions and capital improvements using our credit facility pending long-term financing.

As of March 31, 2026, we had unrestricted cash and cash equivalents of $28.5 million attributable to continuing operations available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $2.0 million attributable to continuing operations, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of March 31, 2026, we had $80.3 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements. During the three months ended March 31, 2026, we decreased outstanding borrowings on our revolving credit facility by $30.0 million from proceeds from the sale of Solis Peachtree Corners and Solis North Creek.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. Additionally, we have begun transforming our debt portfolio from variable-rate to fixed-rate borrowings. We continued to implement this transformation during the three months ended March 31, 2026 and intend to continue to implement this transformation in the current fiscal year. As of March 31, 2026, fixed-rate debt and variable-rate debt before the impact of derivatives represented 21.7% and 78.3%, respectively, compared to 16.6% and 83.4% as of March 31, 2025. As of March 31, 2026, unsecured debt represented 60.7% of our total borrowings compared to 56.5% as of March 31, 2025. However, we intend to maintain a certain level of property secured debt as part of our risk management strategy.

As of March 31, 2026, we had $384.4 million in loans that will mature during the remainder of 2026 for which we plan to extend the maturity through available extension options or refinance. We are in the process of refinancing the loans secured by the Thames Street and Constellation Energy Building properties, as well as the TD term loan facility.

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

During the three months ended March 31, 2026, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of May 1, 2026.

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

During the three months ended March 31, 2026, we repurchased 3,654,759 shares of common stock for a total of $21.0 million, at a weighted average price of $5.72. During the three months ended March 31, 2026, we did not repurchase any shares of Series A Preferred Stock. As of March 31, 2026, $16.4 million remained available for repurchases under the Share Repurchase Program. On April 2, 2026, the Company repurchased 578,476 shares of common stock for a total of $3.2 million, at a weighted average price of $5.61.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $291.3 million, as of March 31, 2026.

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

We expect to execute a 12-month extension to the TD term loan agreement in May 2026. We have agreed on terms with the counterparty and are nearly closed as of the date of this filing.

Private Placement Notes

On July 22, 2025, we and the Operating Partnership entered into a note purchase agreement (the “Note Purchase Agreement”) with institutional investors pursuant to which the Operating Partnership sold, and the institutional investors purchased, $115.0 million aggregate principal amount of unsecured notes, consisting of (a) $25.0 million aggregate principal amount of 5.57% Senior Notes, Series A, due July 22, 2028, (b) $45.0 million aggregate principal amount of 5.78% Senior Notes, Series B, due July 22, 2030, and (c) $45.0 million aggregate principal amount of 6.09% Senior Notes, Series C, due July 22, 2032 (collectively, the "Notes").

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

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of March 31, 2026 ($ in thousands):

		Amount Outstanding	Interest Rate (1)		Effective Rate for Variable-Rate Debt		Maturity Date (2)		Balance at Maturity
Secured Debt
Encore Apartments & 4525 Main Street	(3)	$50,497		2.93%			April 10, 2026	(4)	$50,497
Thames Street Wharf		64,669	SOFR+	1.30%	2.34%	(5)	September 30, 2026		63,952
Constellation Energy Building		175,000	SOFR+	1.50%	5.28%		November 1, 2026		175,000
The Everly		28,000	SOFR+	1.50%	5.16%		March 17, 2027		28,000
The Allied | Harbor Point	(3)	90,000	SOFR+	2.00%	4.25%	(5)	June 10, 2027		90,000
Liberty	(3)	19,801	SOFR+	1.50%	4.93%	(5)	September 27, 2027		19,250
Greenbrier Square		18,682		3.74%			October 10, 2027		18,049
Lexington Square		12,891		4.50%			September 1, 2028		12,044
Red Mill North		3,682		4.73%			December 31, 2028		3,295
Premier Apartments and Retail	(3)	29,415		5.53%			December 1, 2029		29,415
Greenside Apartments	(3)	29,303		3.17%			December 15, 2029		26,089
Smith's Landing		12,280		4.05%			June 1, 2035		384
The Edison	(3)	14,237		5.30%			December 1, 2044		100
The Cosmopolitan	(3)	38,285		3.35%			July 1, 2051		187
Total - Secured Debt		$586,742							$516,262
Unsecured Debt
TD Unsecured Term Loan		$95,000	SOFR+	1.35%-1.90%	5.31%		May 19, 2026	(6)	$95,000
Senior Unsecured Revolving Credit Facility		211,000	SOFR+	1.30%-1.85%	5.26%		January 22, 2027		211,000
M&T Unsecured Term Loan		35,000	SOFR+	1.25%-1.80%	5.21%		March 8, 2027		35,000
M&T Unsecured Term Loan (Fixed)		100,000	SOFR+	1.25%-1.80%	5.05%	(5)	March 8, 2027		100,000
Senior Unsecured Term Loan		271,000	SOFR+	1.25%-1.80%	5.21%		January 21, 2028		271,000
Senior Unsecured Term Loan (Fixed)		79,000	SOFR+	1.25%-1.80%	4.98%	(5)	January 21, 2028		79,000
Senior Notes, Series A		25,000		5.57%			July 22, 2028		25,000
Senior Notes, Series B		45,000		5.78%			July 22, 2030		45,000
Senior Notes, Series C		45,000		6.09%			July 22, 2032		45,000
Total - Unsecured Debt		$906,000							$906,000
Total Principal Balances		$1,492,742							$1,422,262
Other notes payable(7)		6,103
Unamortized GAAP adjustments		(4,451)
Loans reclassified to liabilities related to assets held for sale, net or liabilities of discontinued operations		(249,106)
Indebtedness, Net		$1,245,288
_______________________________________
(1) SOFR is determined by individual lenders.
(2) Does not reflect the effect of any maturity extension options.
(3) Debt attributable to assets held for sale pursuant to Multifamily Portfolio Sale, expected to be repaid utilizing proceeds from the sale.
(4) Effective April 10, 2026, we executed a 45-day extension of this loan.
(5) Includes debt subject to interest rate swap locks.
(6) We expect to execute a 12-month extension of this loan in May 2026.
(7) Represents the fair value of additional ground lease payments at 1405 Point over the approximately 37-year remaining lease term.

As of March 31, 2026, we were in compliance with all loan covenants on our outstanding indebtedness.

As of March 31, 2026, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)(3)	Amount Due	Percentage of Total
2026 (excluding the three months ended March 31, 2026)	$388,623	26%
2027	505,839	34%
2028	394,325	27%
2029	59,163	4%
2030	47,936	3%
Thereafter	96,856	6%
Total	$1,492,742	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.
(3) Debt principal payments and maturities exclude increased ground lease payments at 1405 Point which are classified as a note payable in our consolidated balance sheets.

Interest Rate Derivatives

As of March 31, 2026, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Floating Rate Pool of Loans	$320,000	(1)	1-month SOFR	2.25%	3.87%	8/1/2025	8/1/2026
Floating Rate Pool of Loans	320,000	(1)	1-month SOFR	2.25%	3.87%	8/1/2025	8/1/2026
Harbor Point Parcel 3 Senior Construction Loan	90,000	(2)	1-month SOFR	2.25%	4.32%	8/1/2025	8/1/2026
Allied Parcel 4 Loan	90,000	(2)	1-month SOFR	2.25%	4.25%	8/1/2025	8/1/2026
Thames Street Wharf Loan	62,244	(3)	Daily SOFR	0.93%	2.34%	4/3/2023	9/30/2026
Floating Rate Pool of Loans	150,000	(4)	1-month SOFR	2.50%	4.12%	1/2/2025	1/1/2027
M&T Unsecured Term Loan	100,000	(3)	1-month SOFR	3.50%	5.05%	12/6/2022	12/6/2027
Liberty Retail & Apartments Loan	21,000	(5)	1-month SOFR	3.43%	4.93%	12/13/2022	1/21/2028
Senior Unsecured Term Loan	79,000	(5)	1-month SOFR	3.43%	4.98%	4/1/2024	1/21/2028
Total	$1,232,244
________________________________________
(1) We paid $5.5 million to reduce the swap fixed rate on July 28, 2025.
(2) We paid $1.5 million to reduce the swap fixed rate on July 28, 2025.
(3) Designated as a cash flow hedge.
(4) We paid $4.6 million to reduce the swap fixed rate on January 3, 2025.
(5) We novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024, and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid, the $67.9 million swap on the senior unsecured loan increased to $79.0 million.

Off-Balance Sheet Arrangements

In connection with certain of our equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of March 31, 2026, we had no outstanding guarantee liabilities.

Unfunded Loan Commitments

We continue to have certain contingent obligations and financial commitments related to the real estate financing segment, primarily in the form of unfunded loan commitments.We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheet. As of March 31, 2026, our off-balance sheet arrangements consisted of $2.5 million of unfunded contingency. We consider the probability of contingency funding to be remote. We have recorded a credit loss reserve of less than $0.1 million in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’

satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Cash flows from continuing operations:
Operating activities	$12,477	$12,421	$56
Investing activities	(1,555)	(17,065)	15,510
Financing activities	(82,551)	(1,302)	(81,249)
Cash flows from discontinued operations:
Operating activities	3,836	(12,314)	16,150
Investing activities	58,067	(4,423)	62,490
Financing activities	(2,950)	(973)	(1,977)
Net increase (decrease)	$(12,676)	$(23,656)	$10,980
Cash, cash equivalents, and restricted cash, beginning of period (including discontinued operations)	$54,183	$72,223
Cash, cash equivalents, and restricted cash, end of period (including discontinued operations)	$41,507	$48,567

During the three months ended March 31, 2026, net cash provided by operating activities from continuing operations increased $0.1 million compared to the three months ended March 31, 2025, primarily due to a decrease in general and administrative expenses, offset by timing of payments on outstanding property liabilities.

During the three months ended March 31, 2026, net cash used in investing activities from continuing operations decreased $15.5 million compared to the three months ended March 31, 2025, primarily due to the sale of undeveloped land under predevelopment for $4.6 million, net of selling costs, as well as the acquisition of an off-market interest rate derivative in the prior year.

During the three months ended March 31, 2026, net cash used in financing activities from continuing operations increased $81.2 million compared to the three months ended March 31, 2025, primarily due to $21.0 million in share repurchases as well as $31.5 million in net repayments of the credit facility compared to $29.9 million of net borrowings in the prior year quarter. See Note 8, Indebtedness, and Note 10, Equity to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details regarding our debt obligations and Share Repurchase Program.

During the three months ended March 31, 2026, net cash provided by operating activities from discontinued operations increased $16.2 million compared to the three months ended March 31, 2025, primarily due to timing of payments on outstanding construction liabilities.

During the three months ended March 31, 2026, net cash provided by investing activities from discontinued operations increased $62.5 million compared to the three months ended March 31, 2025, primarily due to the sale of Solis Peachtree Corners and Solis North Creek in the current year for $63.8 million, as compared to prior year net issuances of notes receivable of $3.1 million.

During the three months ended March 31, 2026, net cash used in financing activities from discontinued operations increased $2.0 million compared to the three months ended March 31, 2025, primarily due to a curtailment payment of $2.0 million made for an extension of the loan secured by The Everly.

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

We also believe that the computation of FFO in accordance with Nareit’s definition includes certain items that are not indicative of the results provided by our operating property portfolio and affect the comparability of our period-over-period performance. Accordingly, management believes that FFO, As Adjusted is a more useful performance measure that excludes income or loss from discontinued operations related to general contracting and real estate services, multifamily, and real estate financing. Other equity REITs may not calculate FFO, As Adjusted in the same manner as we do, and, accordingly, our FFO, As Adjusted may not be comparable to such other REITs' FFO, As Adjusted.

The following table sets forth a reconciliation of FFO and FFO, As Adjusted for the three months ended March 31, 2026 and 2025 to net income, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share and unit amounts)
Net loss attributable to common stockholders and OP Unitholders	$(33,291)	$(7,227)
Depreciation and amortization, net(1)	24,660	24,400
Impairment of real estate assets(2)	29,229	—
FFO attributable to common stockholders and OP Unitholders	20,598	17,173
FFO attributable to general contracting and real estate services	569	(1,615)
FFO attributable to multifamily	(3,405)	799
FFO attributable to real estate financing	(2,652)	(1,793)
FFO, As Adjusted available to common stockholders and OP Unitholders	$15,110	$14,564
Net loss attributable to common stockholders and OP Unitholders per diluted share and unit	$(0.33)	$(0.07)
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.20	$0.17
FFO, As Adjusted attributable to common stockholders and OP Unitholders per diluted share and unit	$0.15	$0.14
Weighted-average common shares and units - diluted	102,027	101,570
________________________________________

(1) The adjustment for depreciation and amortization excludes amortization of above and below-market ground lease assets. The adjustment for depreciation and amortization for the three months ended March 31, 2026 and 2025 excludes $0.2 million and $0.2 million, respectively, of depreciation attributable to our partners.

(2) Impairment recognized for the three months ended March 31, 2026 represents impairment of notes receivable secured by the Solis Peachtree Corners, Solis North Creek, and Solis Kennesaw real estate financing investments.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to exercise our best judgment in making estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, based upon then-currently available information. Actual results could differ from these estimates. We discuss the accounting policies and estimates that are most critical to understanding our reported financial results in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risk since December 31, 2025. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosure set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2026, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Subject to the satisfaction of certain conditions, holders of OP Units in the Operating Partnership may tender their OP Units for redemption by the Operating Partnership in exchange for cash equal to the market price of shares of our common stock at the time of redemption or, at our option and sole discretion, for shares of common stock on a one-for-one basis. During the three months ended March 31, 2026, we elected to satisfy certain redemption requests by issuing a total of 20,000 shares of common stock in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

During the three months ended March 31, 2026, we repurchased 3,654,759 shares of common stock. During the three months ended March 31, 2026, we did not repurchase any shares of Series A Preferred Stock. As of March 31, 2026, $16.4 million remained available for repurchases under the Share Repurchase Program.

The following table summarizes our common share repurchase activity under the Share Repurchase Program for the- three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
January 1, 2026 through January 31, 2026	—	$—	—	$20,063
February 1, 2026 through February 28, 2026	—	—	—	20,063
March 1, 2026 through March 31, 2026	3,654,759	5.72	3,654,759	16,408
Total	3,654,759	$5.72	3,654,759
________________________________________
(1) Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program announced on June 15, 2023. Our board of directors authorized the repurchase of an aggregate of $50.0 million of shares of common stock and Series A Preferred Stock pursuant to the Share Repurchase Program.

The following table summarizes our Series A Preferred Stock repurchase activity under the Share Repurchase Program for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
January 1, 2026 through January 31, 2026	—	$—	—	$20,063
February 1, 2026 through February 28, 2026	—	—	—	20,063
March 1, 2026 through March 31, 2026	—	—	—	16,408
Total	—	$—	—
________________________________________
(1) Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program announced on June 15, 2023. Our board of directors authorized the repurchase of an aggregate of $50.0 million of shares of common stock and Series A Preferred Stock pursuant to the Share Repurchase Program.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as applicable) as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of AH Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, filed on March 19, 2026).

3.2	Amended and Restated Bylaws of AH Realty Trust. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3, filed on March 19, 2026).

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

10.1
Term Sheet, dated April 29, 2025, by and between Baltimore Parcel 4, LLC and Harbor Point Parcel 4 Holdings, LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2025).

10.2
Note Purchase Agreement, dated July 22, 2025, among Armada Hoffler, L.P., Armada Hoffler Properties, Inc. and the Purchasers party thereto (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2025).

10.3
Third Amended and Restated Agreement of Limited Partnership of AH Realty Trust, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3, filed on March 19, 2026).

10.4*†+	Purchase and Sale Agreement, dated March 13, 2026, by and between AH Realty Trust, Inc. and HGI Acquisitions, LLC

10.5	AH Realty Trust, Inc. Second Amended and Restated 2013 Equity Incentive Plan.

10.6	AH Realty Trust, Inc. Amended and Restated 2013 Equity Incentive Plan Alignment of Interest Program.

10.7	AH Realty Trust, Inc. Amended and Restated 2013 Equity Incentive Plan Form of Time-Based LTIP Unit Award Agreement (Fully Vested)

10.8	AH Realty Trust, Inc. Amended and Restated 2013 Equity Incentive Plan Form of Time-Based LTIP Unit Award Agreement (Three-Year Vesting).

10.9	Third Amended and Restated Executive Severance Benefit Plan of AH Realty Trust, LP.

10.10	Participation Agreement for the Third Amended and Restated Executive Severance Benefit Plan of AH Realty Trust, LP.

10.11	Form of Retention Time-Based LTIP Unit Award Agreement

10.12	Form of Time-Based LTIP Unit Award Agreement – One Year Holding Period

10.13	Form of Time-Based LTIP Unit Award Agreement – One Year Holding Period (Three Year Vesting)

10.14	Form of Performance LTIP Unit Award Agreement

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*	Filed herewith

**	Furnished herewith

†	Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(a)(6).

+
Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AH REALTY TRUST, INC.

Date: May 7, 2026	/s/ Shawn J. Tibbetts
Shawn J. Tibbetts
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)