Form 10-Q
period 2026-06-30
AH Realty Trust, Inc.
filed 2026-08-06
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
☐ Yes     ☒  No
As of July 31, 2026, the registrant had 74,592,992 shares of common stock, $0.01 par value per share, outstanding. In addition, as of July 31, 2026, AH Realty Trust, LP, the registrant's operating partnership subsidiary, had 24,839,064 units of limited partnership interest ("OP Units"), including LTIP Units, outstanding (other than OP Units held by the registrant).

AH REALTY TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART I. Financial Information

Item 1.    Financial Statements

AH REALTY TRUST, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,784,337	$1,801,279
Held for development	—	5,683
Construction in progress	14,239	13,028
	1,798,576	1,819,990
Accumulated depreciation	(422,439)	(410,565)
Net real estate investments	1,376,137	1,409,425
Real estate investments held for sale	—	4,800
Assets of discontinued operations	189,913	800,536
Cash and cash equivalents	20,662	40,743
Restricted cash	1,547	1,622
Accounts receivable, net	62,482	64,747
Notes receivable, net	9,233	—
Equity method investments	58,444	47,926
Operating lease right-of-use assets	22,491	22,610
Finance lease right-of-use assets	76,884	77,539
Acquired lease intangible assets	69,954	76,408
Other assets	40,217	50,154
Total Assets	$1,927,964	$2,596,510

LIABILITIES AND EQUITY
Indebtedness, net	$955,862	$1,283,987
Liabilities of discontinued operations	81,011	286,502
Accounts payable and accrued liabilities	30,340	36,810
Operating lease liabilities	31,108	31,198
Finance lease liabilities	85,243	84,835
Other liabilities	29,397	43,986
Total Liabilities	1,212,961	1,767,318

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of June 30, 2026 and December 31, 2025	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 74,594,185 and 80,166,778 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	749	805
Additional paid-in capital	691,746	724,667
Distributions in excess of earnings	(335,100)	(269,484)
Accumulated other comprehensive income	848	703
Total stockholders’ equity	529,328	627,776
Noncontrolling interests in investment entities	12,134	8,532
Noncontrolling interests in Operating Partnership	173,541	192,884
Total Equity	715,003	829,192
Total Liabilities and Equity	$1,927,964	$2,596,510

See Notes to Condensed Consolidated Financial Statements.

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenues	$52,548	$50,720	$104,865	$100,902
Total revenues	52,548	50,720	104,865	100,902

Expenses
Rental expenses	12,440	11,129	25,297	22,498
Real estate taxes	4,797	5,056	9,532	9,773
Depreciation and amortization	17,902	16,661	36,143	35,691
General and administrative expenses	5,002	4,220	9,718	11,375
Acquisition, development, and other pursuit costs	16	29	16	83
Impairment charges	1,894	—	1,894	—
Total expenses	42,051	37,095	82,600	79,420
Loss on real estate dispositions, net	(713)	—	(854)	—
Operating income	9,784	13,625	21,411	21,482
Interest income	234	263	296	492
Interest expense	(14,122)	(15,282)	(27,904)	(27,719)
Equity in income (loss) of unconsolidated real estate entities	334	179	577	(1,236)
Gain on consolidation of real estate entities	—	3,920	—	3,920
Loss on extinguishment of debt	(523)	—	(523)	—
Change in fair value of derivatives and other	618	688	1,962	(61)
Unrealized credit loss (provision) release	(96)	242	(96)	242
Other income (expense), net	3	3	16	(86)
(Loss) income from continuing operations	(3,768)	3,638	(4,261)	(2,966)

Discontinued operations
(Loss) income from discontinued operations	(14,271)	2,512	(43,797)	4,963
Income tax (provision) benefit from discontinued operations	(2,996)	567	(3,359)	377
(Loss) income from discontinued operations, net of taxes	(17,267)	3,079	(47,156)	5,340

Net (loss) income	$(21,035)	$6,717	$(51,417)	$2,374
Net loss (income) attributable to noncontrolling interests:
Investment entities	(243)	77	(265)	80
Operating Partnership	5,602	(845)	12,842	690
Net (loss) income attributable to AH Realty Trust, Inc.	(15,676)	5,949	(38,840)	3,144
Preferred stock dividends	(2,887)	(2,887)	(5,774)	(5,774)
Net (loss) income attributable to common stockholders	$(18,563)	$3,062	$(44,614)	$(2,630)
Net (loss) income attributable to common stockholders from continuing operations per share (basic and diluted)	$(0.07)	$0.01	$(0.10)	$(0.09)
Net (loss) income attributable to common stockholders from discontinued operations per share (basic and diluted)	$(0.18)	$0.03	$(0.48)	$0.06
Net (loss) income attributable to common stockholders per share (basic and diluted)	$(0.25)	$0.04	$(0.58)	$(0.03)
Weighted-average common shares outstanding (basic and diluted)	75,291	80,154	77,553	80,073
Dividends and distributions declared per common share and unit	$0.14	$0.14	$0.28	$0.28

Comprehensive (loss) income:
Net (loss) income	$(21,035)	$6,717	$(51,417)	$2,374
Unrealized cash flow hedge gains (losses)	409	(366)	1,050	(1,416)
Realized cash flow hedge gains reclassified to net loss	(423)	(311)	(865)	(624)
Comprehensive (loss) income	(21,049)	6,040	(51,232)	334
Comprehensive loss (income) attributable to noncontrolling interests:
Investment entities	(243)	50	(265)	12
Operating Partnership	5,605	(693)	12,802	1,140
Comprehensive (loss) income attributable to AH Realty Trust, Inc.	$(15,687)	$5,397	$(38,695)	$1,486
See Notes to Condensed Consolidated Financial Statements.

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data) (Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2025	$171,085	$805	$724,667	$(269,484)	$703	$627,776	$8,532	$192,884	$829,192
Net (loss) income	—	—	—	(23,164)	—	(23,164)	22	(7,240)	(30,382)
Unrealized cash flow hedge gains	—	—	—	—	502	502	—	139	641
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(346)	(346)	—	(96)	(442)
Net costs from issuance of common stock	—	—	(154)	—	—	(154)	—	—	(154)
Retirement of common stock	—	(37)	(20,928)	—	—	(20,965)	—	—	(20,965)
Restricted stock awards, net	—	—	1,130	—	—	1,130	—	—	1,130
Acquisitions of noncontrolling interest in real estate entity	—	—	(2,003)	—	—	(2,003)	—	—	(2,003)
Redemption of operating partnership units	—	—	179	—	—	179	—	(179)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(229)	—	(229)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units	—	—	—	(10,545)	—	(10,545)	—	(3,176)	(13,721)
Balance, March 31, 2026	$171,085	$768	$702,891	(306,080)	$859	$569,523	$8,325	182,332	$760,180
Net (loss) income	—	—	—	(15,676)	—	(15,676)	243	(5,602)	(21,035)
Unrealized cash flow hedge gains	—	—	—	—	314	314	—	95	409
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(325)	(325)	—	(98)	(423)
Net costs from issuance of common stock	—	—	(42)	—	—	(42)	—	—	(42)
Retirement of common stock	—	(20)	(12,373)	—	—	(12,393)	—	—	(12,393)
Restricted stock awards, net	—	1	1,270	—	—	1,271	—	—	1,271
Distributions to noncontrolling interests	—	—	—	—	—	—	(153)	—	(153)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,719	—	3,719
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units	—	—	—	(10,457)	—	(10,457)	—	(3,186)	(13,643)
Balance, June 30, 2026	$171,085	$749	$691,746	(335,100)	$848	$529,328	$12,134	173,541	$715,003

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2024	$171,085	$797	$714,640	$(218,623)	$2,737	$670,636	$9,180	$209,853	$889,669
Net loss	—	—	—	(2,805)	—	(2,805)	(3)	(1,535)	(4,343)
Unrealized cash flow hedge losses	—	—	—	—	(827)	(827)	—	(223)	(1,050)
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—	—	(279)	(279)	41	(75)	(313)
Net costs from issuance of common stock	—	—	(14)	—	—	(14)	—	—	(14)
Restricted stock awards, net	—	5	2,254	—	—	2,259	—	—	2,259
Redemption of operating partnership units	—	3	2,525	—	—	2,528	—	(2,532)	(4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(301)	—	(301)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	$—	(2,887)
Dividends and distributions declared on common shares and units	—	—	—	(11,220)	—	(11,220)	—	$(3,044)	(14,264)
Balance, March 31, 2025	$171,085	$805	$719,405	$(235,535)	$1,631	$657,391	$8,917	$202,444	$868,752
Net income (loss)	—	—	—	5,949	—	5,949	(77)	845	6,717
Unrealized cash flow hedge losses	—	—	—	—	(287)	(287)	—	(79)	(366)
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—	—	(265)	(265)	30	(76)	(311)
Net costs from issuance of common stock	—	—	(52)	—	—	(52)	—	—	(52)
Restricted stock awards, net	—	(1)	1,365	—	—	1,364	—	—	1,364
Non-controlling interest recognized upon consolidation	—	—	—	—	—	—	36,323	—	36,323
Acquisition of noncontrolling interest in real estate entity	—	—	2,014	—	—	2,014	(36,323)	—	(34,309)
Distributions to noncontrolling interests	—	—	—	—	—	—	(135)	—	(135)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units	—	—	—	(11,222)	—	(11,222)	—	(3,083)	(14,305)
Balance, June 30, 2025	$171,085	$804	$722,732	$(243,695)	$1,079	$652,005	$8,735	$200,051	$860,791
See Notes to Condensed Consolidated Financial Statements.

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities of continuing operations:
Net (loss) income	$(51,417)	$2,374
Less: net loss (income) from discontinued operations, net of tax	47,156	(5,340)
Net (loss) income from continuing operations	(4,261)	(2,966)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of buildings and tenant improvements	26,937	35,348
Amortization of leasing costs, in-place lease intangibles, and right-of-use assets	9,206	9,162
Accrued straight-line rental revenue	(3,984)	(4,802)
Amortization of leasing incentives and above or below-market rents	(848)	(971)
Accrued straight-line ground rent expense	(41)	(28)
Unrealized credit loss provision (release)	96	(242)
Adjustment for uncollectible lease accounts	552	2,506
Noncash stock compensation	2,745	4,826
Impairment charges	1,894	—
Noncash interest expense	1,332	2,200
Gain on consolidation of real estate entities	—	(3,920)
Noncash loss on extinguishment of debt	342	—
Loss on real estate dispositions, net	854	—
Change in fair value of derivatives and other	4,286	9,472
Adjustment for receipts on off-market interest rate derivatives	(8,054)	(10,374)
Equity in (income) loss of unconsolidated real estate entities	(577)	1,236
Changes in operating assets and liabilities:
Property assets	7,511	104
Property liabilities	3,692	(18,762)
Net cash provided by operating activities of continuing operations	41,682	22,789

Cash flows from investing activities:
Development of real estate investments	(3,410)	2,883
Tenant and building improvements	(22,246)	(22,789)
Dispositions of real estate investments, net of selling costs	18,300	—
Notes receivable issuances	(9,016)	—
Notes receivable paydowns	635	—
Payments to purchase off-market interest rate derivatives	—	(4,577)
Receipts on off-market interest rate derivatives	8,054	10,374
Leasing costs	(3,017)	(1,281)
Return of capital from equity method investments	635	—
Investments in equity method investments	(10,412)	(6,108)
Net cash used for investing activities of continuing operations	(20,477)	(21,498)

Cash flows from financing activities:
Costs from issuance of common stock, net	(196)	(66)
Common shares tendered for tax withholding	(363)	(1,374)
Repurchase and retirement of common stock, net	(33,358)	—
Debt issuances, credit facility, and construction loan borrowings	81,270	162,904
Debt and credit facility repayments, including principal amortization	(355,156)	(98,079)
Debt issuance costs	(1,153)	(727)
Cash paid on extinguishment of debt	(46,702)	(4,413)
Acquisition of non-controlling interest in consolidated real estate investments	(2,003)	(4,200)
Redemption of operating partnership units	—	(4)
Distributions to noncontrolling interests	(382)	(436)
Contributions from noncontrolling interests	3,719	—
Dividends and distributions	(44,236)	(40,829)
Net cash (used for) provided by financing activities of continuing operations	(398,560)	12,776

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from discontinued operations:
Net cash flows provided by (used in) operating activities of discontinued operations	3,544	(11,579)
Net cash flows provided by (used in) investing activities of discontinued operations	358,830	(17,484)
Net cash flows used in financing activities of discontinued operations	(3,655)	(2,626)
Net cash flows from discontinued operations	358,719	(31,689)

Net decrease in cash, cash equivalents, and restricted cash	(18,636)	(17,622)
Cash, cash equivalents, and restricted cash, beginning of period (including discontinued operations)(1)	54,183	72,223
Cash, cash equivalents, and restricted cash, end of period (including discontinued operations)(1)	$35,547	$54,601

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosures:
Decrease in dividends and distributions payable	$(11,098)	$(6,486)
(Decrease) increase in accrued improvements and development costs	(6,471)	558
Operating Partnership units redeemed for common shares	179	2,528
Fair value of note receivable as partial consideration for disposition of general contracting and real estate services business	777	—

(1) The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,
	2026	2025
Beginning of quarter:
Cash and cash equivalents(1)	$40,743	$21,986
Restricted cash(2)(3)	1,622	103
Cash, cash equivalents, and restricted cash	$42,365	$22,089

End of quarter:
Cash and cash equivalents(4)	$20,662	$21,958
Restricted cash(2)(5)	1,547	911
Cash, cash equivalents, and restricted cash	$22,209	$22,869
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
(4) Excludes cash and cash equivalents from discontinued operations as of June 30, 2026 and June 30, 2025 of $7.8 million and $30.2 million, respectively.
(5) Excludes restricted cash from discontinued operations as of June 30, 2026 and June 30, 2025 of $5.5 million and $1.6 million, respectively.

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

In February 2026, the Company announced a series of strategic actions designed to sharpen its long‑term focus and simplify its business model. These actions included a strategic corporate rebranding, the announced exit from the multifamily and real estate financing sector, and the sale of the general contracting and real estate services business. As part of the rebranding initiative, the Company adopted the new corporate name AH Realty Trust and transitioned its New York Stock Exchange ticker symbol from AHH to AHRT. Together, these actions align the Company more closely with its core strengths in retail and office real estate ownership and operations, while enhancing clarity, efficiency, and market recognition among investors.

The Company is the sole general partner of AH Realty Trust, LP (the "Operating Partnership") and, as of June 30, 2026, owned 75.0% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly-owned subsidiaries thereof. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock and certain related formation transactions on May 13, 2013.

As of June 30, 2026, the Company's stabilized operating portfolio(1) consisted of the following properties:

Property	Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*	Virginia Beach, Virginia	100%
4525 Main Street Retail*	Virginia Beach, Virginia	100%
4621 Columbus Retail*	Virginia Beach, Virginia	100%
Columbus Village*	Virginia Beach, Virginia	100%
Commerce Street Retail*	Virginia Beach, Virginia	100%
Fountain Plaza Retail*	Virginia Beach, Virginia	100%
Pembroke Square*	Virginia Beach, Virginia	100%
Premier Retail*	Virginia Beach, Virginia	100%
South Retail*	Virginia Beach, Virginia	100%
Studio 56 Retail*	Virginia Beach, Virginia	100%
The Cosmopolitan Retail*	Virginia Beach, Virginia	100%
Two Columbus Retail*	Virginia Beach, Virginia	100%
West Retail*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Retail*	Baltimore, Maryland	90%
Grocery Anchored
Broad Creek Shopping Center	Norfolk, Virginia	100%
Broadmoor Plaza	South Bend, Indiana	100%
Brooks Crossing Retail	Newport News, Virginia	65%	(2)
Delray Beach Plaza	Delray Beach, Florida	100%
Greenbrier Square	Chesapeake, Virginia	100%
Greentree Shopping Center	Chesapeake, Virginia	100%

Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%
Parkway Centre	Moultrie, Georgia	100%
Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Southeast Sunbelt
North Hampton Market	Taylors, South Carolina	100%
One City Center Retail*	Durham, North Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza Retail	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%

Office
Town Center of Virginia Beach
222 Central Park Office*(3)	Virginia Beach, Virginia	100%
249 Central Park Office*	Virginia Beach, Virginia	100%
4525 Main Street Office*	Virginia Beach, Virginia	100%
4605 Columbus Office*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus Office*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
One City Center Office*	Durham, North Carolina	100%
Providence Plaza Office	Charlotte, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic
Brooks Crossing Office	Newport News, Virginia	100%

________________________________________
*Represents a property located within a mixed-use community.

(1) The Company generally considers a property to be stabilized upon the earlier of (a) the quarter after the property reaches 80% physical occupancy, or (b) the thirteenth quarter after the property receives its certificate of occupancy. A property classified as discontinued operations or held for sale is not considered stabilized.
(2) The Company is entitled to a preferred return on its investment in this property.
(3) Formerly known as Armada Hoffler Tower.

As of June 30, 2026, the following properties were under development or delivered, not yet stabilized:

Development, Not Stabilized	Segment	Location	Ownership
Southern Post Retail*	Retail	Roswell, Georgia	100%
Southern Post Office*	Office	Roswell, Georgia	100%
________________________________________
*Represents a property located within a mixed-use community.

Refer to Note 6 for a list of properties classified as discontinued operations as of June 30, 2026.

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

Discontinued Operations

General Contracting and Real Estate Services

During the year ended December 31, 2025, the Company elected to divest the general contracting and real estate services segment. This disposal represented a strategic shift that will have a major effect on the Company’s operations and financial results and has been reported as discontinued operations. The Company closed on this sale on April 30, 2026. The transaction includes a transition services agreement for a 90-day period following the closing to provide human resources, payroll, and information technology services.

The results of operations for the general contracting and real estate services segment have been removed from continuing operations and presented as (loss) income from discontinued operations, net of taxes for all periods presented. Assets and liabilities associated with the general contracting and real estate services segment have been reclassified as assets of discontinued operations and liabilities of discontinued operations, in the consolidated balance sheet as of December 31, 2025. As of June 30, 2026, the Company has no assets or liabilities attributable to the general contracting and real estate services business.

Multifamily and Real Estate Financing

As of the quarter ended March 31, 2026, the Company elected to divest the multifamily and real estate financing segments. These disposals represent a strategic shift that will have a major effect on the Company’s operations and financial results and have been reported as discontinued operations.

On March 13, 2026, certain wholly owned subsidiaries of the Company entered into a purchase and sale agreement with an unrelated third-party to sell eleven out of the Company's fourteen multifamily properties for a combined purchase price of $562.0 million in cash, subject to certain adjustments, with a $15.0 million non-refundable deposit (the "Multifamily Portfolio Sale"). The Multifamily Portfolio Sale is not contingent on the receipt of financing by the buyer. On May 20, 2026, the Company completed the disposition of nine properties, which included the disposition of retail components of five of the properties and the office component of one of the properties, for aggregate proceeds of $485.0 million (the “First Closing”). The nine properties that were disposed of were: (1) Encore Apartments, (2) The Cosmopolitan, (3) Allied | Harbor Point, (4) 1405 Point Street, (5) 1305 Dock Street, (6) Chronicle Mill Apartments, (7) Chandler Residences, (8) The Edison and (9) Liberty Apartments. The Company expects to complete the disposition of the remaining assets included in the Multifamily Portfolio Sale as follows: Greenside Apartments by the end of 2026 and Premier Apartments by mid-2027. The Company has entered into a purchase and sale agreement for two of the Company's other multifamily assets, The Everly and Solis Gainesville II, as of July 17, 2026, and expects to close by the end of the third quarter of 2026.

In addition, on March 27, 2026, the Company sold two of the real estate financing investments and on April 30, 2026, the investment secured by The Allure at Edinburgh was fully redeemed. The remaining investment, Solis Kennesaw, is expected to close by the end of the first quarter of 2027.

There can be no assurances that the remainder of the Multifamily Portfolio Sale or the sale of the Company's other assets will occur on the timeline or on the terms the Company anticipates, if at all.

The results of operations for the multifamily and real estate financing segments have been removed from continuing operations and presented as (loss) income from discontinued operations, net of taxes for all periods presented. Assets and liabilities associated with the multifamily and real estate financing segments have been reclassified as assets of discontinued operations and liabilities of discontinued operations, in the consolidated balance sheet as of June 30, 2026 and December 31, 2025.

Unless specifically stated otherwise, footnote disclosures only reflect the results of continuing operations. The results of discontinued operations are presented in Note 4.

Segments

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance across the enterprise. Segment information is prepared on the same basis that the CODM reviews information for operational decision-making purposes. The CODM evaluates the performance of each of the Company’s properties and real estate ventures individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. The Company operates in two reportable business segments: (i) retail real estate and (ii) office real estate. The Company's former segments - (iii) general contracting and real estate services, (iv) multifamily real estate, and (v) real estate financing have been reclassified as discontinued operations for all periods presented. The Company's CODM has been identified to collectively include the Chief Executive Officer and the Chief Financial Officer for the three and six months ended June 30, 2026.

Notes Receivable

As of June 30, 2026, the Company had three notes receivable outstanding, each arising from funding obligations or shortfalls by counterparties:

Harbor Point Parcel 3 Shortfall Loan

On April 2, 2026, the Company funded a required capital contribution of $10.6 million related to Harbor Point Parcel 3, an equity method investment. The Company funded both its own and its joint venture partner’s required contributions after the partner failed to fund its $5.3 million portion when due. The partner’s $5.3 million obligation is recorded as a note receivable and bears interest at the prime rate as published in the Wall Street Journal ("WSJ prime rate"), plus 3%. Interest accrues until repayment. See Footnote 7 for additional information.

AHP Construction Holdings, LLC Loan

On April 30, 2026, the Company entered into a $0.8 million loan with AHP Construction Holdings, LLC. The note bears no interest for the first 24 months following the closing date. After the 24‑month period, the note bears interest at the WSJ prime rate, plus 2%. The note matures three years from the closing date. See Footnote 4 for additional information.

Constellation Loan Buy‑Down Shortfall

On May 20, 2026, the Company funded a $3.7 million shortfall related to the buy‑down of the Constellation loan after its joint venture partner failed to fund its required portion. The partner’s $3.7 million obligation is recorded as a note receivable and bears interest at the WSJ prime rate, plus 3%. See Footnote 6 for additional information.

The Company evaluates notes receivable and other financial assets carried at amortized cost for expected credit losses under the Current Expected Credit Losses (“CECL”) model. The evaluation considers the credit quality of the borrower, collateral, historical loss experience, and other relevant factors. See Footnote 4 for additional information.

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

Recently Issued Accounting Standards Not Yet Adopted:

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03 as an update to ASC Topic 220-40, which will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 was issued to improve the disclosures about a public business entity's expenses and address request from investors for more detailed information about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions (such as general and administrative expenses). The standard is expected to impact disclosures only and is not expected to affect the Company's consolidated financial position, results of operations, or cash flows.

Derivatives and Hedging

In November 2025, the FASB issued ASU 2025‑09, as an update to ASC Topic 815, which will become effective for fiscal years beginning after December 31, 2026, including interim periods. Early adoption is permitted and the guidance is applied prospectively, with transition provisions for updating certain existing hedging relationships. The amendments clarify and refine aspects of hedge accounting, including (i) assessing similar risk exposure for groups of forecasted transactions in cash flow hedges, (ii) hedging forecasted interest payments on choose‑your‑rate debt instruments, (iii) cash flow hedges of nonfinancial forecasted transactions (including component hedging), (iv) the use of net written options as hedging instruments, and (v) certain foreign‑currency hedge accounting matters. The Company has evaluated the impact of ASU 2025‑09 on its consolidated financial statements, and determined that there is no material impact on the Company's financial position, results of operations, or cash flows, but the Company may benefit from certain simplifications in applying hedge accounting and may experience changes to hedge accounting documentation and assessments.

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

The following tables set forth financial information by segment for the three and six months ended June 30, 2026 and 2025 (in thousands) and includes a reconciliation of the primary measure of segment profit (NOI) to net income (loss):

	For the Three Months Ended June 30, 2026
	Retail Real Estate	Office Real Estate	Other(1)	Total
Revenues
Rental revenues	$24,388	$24,676	$3,484	$52,548
Total revenues	24,388	24,676	3,484	52,548
Expenses
Rental expenses(2)	4,150	7,084	1,206	12,440
Real estate taxes	2,254	2,151	392	4,797
Total segment operating expenses	6,404	9,235	1,598	17,237
Segment net operating income	17,984	15,441	1,886	35,311
Depreciation and amortization	(7,652)	(8,788)	(1,462)	(17,902)
General and administrative expenses	—	—	(5,002)	(5,002)
Acquisition, development, and other pursuit costs	—	—	(16)	(16)
Impairment charges(3)	—	—	(1,894)	(1,894)
Loss on real estate dispositions, net	(330)	(370)	(13)	(713)
Interest income	9	—	225	234
Interest expense(4)	(7,088)	(6,783)	(251)	(14,122)
Equity in (loss) income of unconsolidated real estate entities	(17)	350	1	334
Loss on extinguishment of debt	(274)	(112)	(137)	(523)
Change in fair value of derivatives and other	340	278	—	618
Unrealized credit loss provision	—	—	(96)	(96)
Other income (expense), net	—	—	3	3
Income (loss) from continuing operations	$2,972	$16	$(6,756)	$(3,768)

Discontinued operations(5)
Loss from discontinued operations	—	—	(14,271)	(14,271)
Income tax provision from discontinued operations	—	—	(2,996)	(2,996)
Loss from discontinued operations	$—	$—	$(17,267)	$(17,267)

Net income (loss)	$2,972	$16	$(24,023)	$(21,035)
____________________________
(1) Other consists of items not directly related to the Company’s retail and office real estate operations, including the operations of Smith's Landing, parking garages, and general corporate expenses. General and administrative expenses include corporate personnel salaries and benefits, bank charges, accounting and legal fees, and other corporate office costs.
(2) Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.
(3) Management determined that certain prospective development projects no longer met the Company's investment and strategic criteria and ceased pursuit of these opportunities. As a result, the Company recorded an impairment charge of $1.8 million to write off capitalized predevelopment, planning, and pursuit costs associated with these projects during the three months ended June 30, 2026.
(4) Interest expense is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocating to the retail and office segments based on property classification.
(5) The segments previously reported as general contracting and real estate services, multifamily, and real estate financing are now presented as discontinued operations. Income from discontinued operations excludes revenues and expenses for the three months ended June 30, 2026 related to intercompany construction contracts of $0.9 million and $0.9 million, respectively, which are eliminated in consolidation.

	For the Three Months Ended June 30, 2025
	Retail Real Estate	Office Real Estate	Other(1)	Total
Revenues
Rental revenues	$24,147	$23,219	$3,354	$50,720
Total revenues	24,147	23,219	3,354	50,720
Expenses
Rental expenses(2)	4,121	6,011	997	11,129
Real estate taxes	2,253	2,294	509	5,056
Total segment operating expenses	6,374	8,305	1,506	16,185
Segment net operating income	17,773	14,914	1,848	34,535
Depreciation and amortization	(7,420)	(8,428)	(813)	(16,661)
General and administrative expenses	(26)	(64)	(4,130)	(4,220)
Acquisition, development, and other pursuit costs	—	—	(29)	(29)
Interest income	9	(12)	266	263
Interest expense(3)	(7,287)	(7,850)	(145)	(15,282)
Equity in (loss) income of unconsolidated real estate entities	(33)	212	—	179
Gain on consolidation of real estate entities	150	—	3,770	3,920
Change in fair value of derivatives and other	369	278	41	688
Unrealized credit loss release	—	—	242	242
Other income (expense), net	5	—	(2)	3
Net income (loss) from continuing operations	$3,540	$(950)	$1,048	$3,638

Discontinued operations(4)
Income from discontinued operations	—	—	2,512	2,512
Income tax benefit from discontinued operations	—	—	567	567
Income from discontinued operations	$—	$—	$3,079	$3,079

Net income (loss)	$3,540	$(950)	$4,127	$6,717
____________________________
(1) Other consists of items not directly related to the Company’s retail and office real estate operations, including the operations of Smith's Landing, parking garages, and general corporate expenses. General and administrative expenses include corporate personnel salaries and benefits, bank charges, accounting and legal fees, and other corporate office costs.
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
(4) The segments previously reported as general contracting and real estate services, multifamily, and real estate financing are now presented as discontinued operations. Income from discontinued operations excludes revenues and expenses for the three months ended June 30, 2025 related to intercompany construction contracts of $4.3 million and $4.2 million, respectively, which are eliminated in consolidation.

	For the Six Months Ended June 30, 2026
	Retail Real Estate	Office Real Estate	Other(1)	Total
Revenues
Rental revenues	$48,885	$48,596	$7,384	$104,865
Total revenues	48,885	48,596	7,384	104,865
Expenses
Rental expenses(2)	8,772	14,257	2,268	25,297
Real estate taxes	4,588	4,273	671	9,532
Total segment operating expenses	13,360	18,530	2,939	34,829
Segment net operating income	35,525	30,066	4,445	70,036
Depreciation and amortization	(15,609)	(17,691)	(2,843)	(36,143)
General and administrative expenses	—	—	(9,718)	(9,718)
Acquisition, development, and other pursuit costs	—	—	(16)	(16)
Impairment charges(3)	—	—	(1,894)	(1,894)
Loss on real estate dispositions, net	(330)	(370)	(154)	(854)
Interest income	17	—	279	296
Interest expense(4)	(12,939)	(12,765)	(2,200)	(27,904)
Equity in (loss) income of unconsolidated real estate entities	(23)	599	1	577
Loss on extinguishment of debt	(274)	(112)	(137)	(523)
Change in fair value of derivatives and other	1,105	857	—	1,962
Unrealized credit loss provision	—	—	(96)	(96)
Other income (expense), net	1	4	11	16
Net income (loss) from continuing operations	$7,473	$588	$(12,322)	$(4,261)

Discontinued operations(5)
Loss from discontinued operations	$—	$—	$(43,797)	$(43,797)
Income tax provision from discontinued operations	—	—	(3,359)	(3,359)
Loss from discontinued operations	$—	$—	$(47,156)	$(47,156)

Net income (loss)	$7,473	$588	$(59,478)	$(51,417)
____________________________
(1) Other consists of items not directly related to the Company’s retail and office real estate operations, including the operations of Smith's Landing, parking garages, and general corporate expenses. General and administrative expenses include corporate personnel salaries and benefits, bank charges, accounting and legal fees, and other corporate office costs.
(2) Rental expenses represent costs directly associated with the operation and management of the Company’s real estate properties. Rental expenses include asset management fees, property management fees, repairs and maintenance, insurance, and utilities.
(3) Management determined that certain prospective development projects no longer met the Company's investment and strategic criteria and ceased pursuit of these opportunities. As a result, the Company recorded an impairment charge of $1.8 million to write off capitalized predevelopment, planning, and pursuit costs associated with these projects during the six months ended June 30, 2026.
(4) Interest expense is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocating to the retail and office segments based on property classification.
(5) The segments previously reported as general contracting and real estate services, multifamily, and real estate financing are now presented as discontinued operations. Income from discontinued operations excludes revenues and expenses for the six months ended June 30, 2026 related to intercompany construction contracts of $1.6 million and $1.6 million, respectively, which are eliminated in consolidation.

	For the Six Months Ended June 30, 2025
	Retail Real Estate	Office Real Estate	Other(1)	Total
Revenues
Rental revenues	$48,111	$46,234	$6,557	$100,902
Total revenues	48,111	46,234	6,557	100,902
Expenses
Rental expenses(2)	8,447	12,156	1,895	22,498
Real estate taxes	4,555	4,519	699	9,773
Total segment operating expenses	13,002	16,675	2,594	32,271
Segment net operating income	35,109	29,559	3,963	68,631
Depreciation and amortization	(15,766)	(17,587)	(2,338)	(35,691)
General and administrative expenses	(59)	(141)	(11,175)	(11,375)
Acquisition, development, and other pursuit costs	—	—	(83)	(83)
Interest income	21	(12)	483	492
Interest expense(3)	(12,963)	(14,309)	(447)	(27,719)
Equity in (loss) income of unconsolidated real estate entities	(142)	(1,094)	—	(1,236)
Gain on consolidation of real estate entities	150	—	3,770	3,920
Change in fair value of derivatives and other	(102)	—	41	(61)
Unrealized credit loss release	—	—	242	242
Other income (expense), net	5	—	(91)	(86)
Net income (loss) from continuing operations	$6,253	$(3,584)	$(5,635)	$(2,966)

Discontinued operations(4)
Income from discontinued operations	$—	$—	$4,963	$4,963
Income tax benefit from discontinued operations	—	—	377	377
Income from discontinued operations	$—	$—	$5,340	$5,340

Net income (loss)	$6,253	$(3,584)	$(295)	$2,374
____________________________
(1) Other consists of items not directly related to the Company’s retail and office real estate operations, including the operations of Smith's Landing, parking garages, and general corporate expenses. General and administrative expenses include corporate personnel salaries and benefits, bank charges, accounting and legal fees, and other corporate office costs.
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
(4) The segments previously reported as general contracting and real estate services, multifamily, and real estate financing are now presented as discontinued operations. Income from discontinued operations excludes revenues and expenses for the six months ended June 30, 2025 related to intercompany construction contracts of $7.1 million and $7.0 million, respectively, which are eliminated in consolidation.

The following table summarizes key balance sheet data by segment (in thousands):

	Retail Real Estate	Office Real Estate	Other	Total
June 30, 2026
Real estate investments, at cost	$813,579	$790,751	$194,246	$1,798,576
Equity method investments	2,057	56,387	—	58,444

December 31, 2025
Real estate investments, at cost	$838,426	$787,222	$194,342	1,819,990
Equity method investments	1,687	46,239	—	47,926

4. Discontinued Operations

The financial results attributable to the general contracting and real estate services, multifamily, and real estate financing segments for all periods presented have been classified as discontinued operations within the consolidated financial statements.

Major assets and liabilities related to discontinued operations as of June 30, 2026 and December 31, 2025 are shown below (in thousands):

	June 30, 2026
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
ASSETS
Net real estate investments	$—	$160,011	$—	$160,011
Cash and cash equivalents	—	7,839	—	7,839
Restricted cash	—	5,499	—	5,499
Accounts receivable, net	—	111	—	111
Notes receivable, net	—	—	14,380	14,380
Acquired lease intangible assets, net	—	452	—	452
Other assets	—	1,621	—	1,621
Total assets of discontinued operations	$—	$175,533	$14,380	$189,913
LIABILITIES
Indebtedness, net	$—	$76,288	$—	$76,288
Accounts payable and accrued liabilities	—	4,372	—	4,372
Other liabilities	—	351	—	351
Total liabilities of discontinued operations	$—	$81,011	$—	$81,011

	December 31, 2025
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
ASSETS
Net real estate investments	$185	$616,645	$—	$616,830
Cash and cash equivalents	1,802	8,408	—	10,210
Restricted cash	—	1,608	—	1,608
Accounts receivable, net	19	1,429	—	1,448
Notes receivable, net	—	—	128,674	128,674
Construction receivables, including retentions, net	19,337	—	—	19,337
Construction contract costs and estimated earnings in excess of billings	3,666	—	—	3,666
Finance leases right-of-use assets, net	—	9,934	—	9,934
Acquired lease intangible assets, net	—	1,198	—	1,198
Other assets	4,951	2,680	—	7,631
Total assets of discontinued operations	$29,960	$641,902	$128,674	$800,536

LIABILITIES
Indebtedness, net	$—	$242,171	$—	$242,171
Accounts payable and accrued liabilities	—	3,372	—	3,372
Construction payables, including retentions	26,950	—	—	26,950
Billings in excess of construction contract costs and estimated earnings	3,474	—	—	3,474
Finance lease liabilities	—	8,642	—	8,642
Other liabilities	175	1,708	10	1,893
Total liabilities of discontinued operations	$30,599	$255,893	$10	$286,502

Summarized results of discontinued operations for the three and six months ended June 30, 2026 and 2025 are shown below (in thousands):

	Three Months Ended June 30, 2026
	General Contracting and Real Estate Services(1)	Multifamily Real Estate(1)	Real Estate Financing	Total
Rental revenues	$—	$10,765	$—	$10,765
General contracting and real estate services revenues	5,328	—	—	5,328
Interest income (real estate financing)	—	—	4,962	4,962
Rental expenses	—	(3,596)	—	(3,596)
Real estate taxes	—	(1,835)	—	(1,835)
General contracting and real estate services expenses	(5,219)	—	—	(5,219)
Interest expense (real estate financing)(2)	—	—	(221)	(221)
Depreciation and amortization, net	—	(1,788)	—	(1,788)
General and administrative expenses	(219)	(74)	—	(293)
Impairment of real estate assets(3)	—	(20,880)	(13,490)	(34,370)
(Loss) gain on disposition, net	(2,227)	19,544	—	17,317
Non-operating income and expenses(4)(5)	24	(5,499)	154	(5,321)
Loss before taxes	(2,313)	(3,363)	(8,595)	(14,271)
Income tax provision from discontinued operations	(2,996)	—	—	(2,996)
Loss from discontinued operations, net of tax	$(5,309)	$(3,363)	$(8,595)	$(17,267)
Less: Net (income) loss from discontinued operations attributable to noncontrolling interests
Investment entities				(200)
Operating Partnership				4,045
Net loss from discontinued operations attributable to AH Realty Trust, Inc.				$(13,422)
(1) The 2026 results of the general contracting and real estate services business reflect activity through April 30, 2026, the date on which the Company completed the sale of the business. The 2026 multifamily real estate results include results for all 13 properties classified within discontinued operations through May 20, 2026, the date on which the Company completed the First Closing of the Multifamily Portfolio Sale and sold nine of the 13 properties; results after that date reflect only the remaining properties included in discontinued operations.
(2) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 8.
(3) Impairment of real estate assets recognized for the three months ended June 30, 2026 represents impairment of the note receivable secured by the Solis Kennesaw real estate financing investment of $13.5 million, and impairment of the multifamily properties The Everly and Solis Gainesville II of $12.2 million and Greenside Apartments of $8.7 million.
(4) Non-operating income and expenses includes interest income (excluding real estate financing), acquisition, development, and other pursuit costs, interest expense (excluding real estate financing), loss on extinguishment of debt, change in fair value of derivatives and other, unrealized credit loss release (provision), and other income (expense), net.
(5) Interest expense (excluding real estate financing segment) is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocated based on property classification.

	Three Months Ended June 30, 2025
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
Rental revenues	$—	$14,427	$—	$14,427
General contracting and real estate services revenues	31,975	—	—	31,975
Interest income (real estate financing)	—	—	3,673	3,673
Rental expenses	—	(4,948)	—	(4,948)
Real estate taxes	—	(1,534)	—	(1,534)
General contracting and real estate services expenses	(30,592)	—	—	(30,592)
Interest expense (real estate financing)(1)	—	—	(1,927)	(1,927)
Depreciation and amortization, net	(55)	(5,036)	—	(5,091)
General and administrative expenses	(1,703)	(73)	—	(1,776)
Non-operating income and expenses(2)(3)	(97)	(1,669)	71	(1,695)
(Loss) income before taxes	(472)	1,167	1,817	2,512
Income tax benefit from discontinued operations	567	—	—	567
Income from discontinued operations, net of tax	$95	$1,167	$1,817	$3,079
Less: Net (income) loss from discontinued operations attributable to noncontrolling interests
Investment entities				(67)
Operating Partnership				(682)
Net income from discontinued operations attributable to AH Realty Trust, Inc.				$2,330
(1) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 8.
(2) Non-operating income and expenses includes interest income (excluding real estate financing), acquisition, development, and other pursuit costs, interest expense (excluding real estate financing), gain on consolidation of real estate entities, change in fair value of derivatives and other, equity in loss of unconsolidated real estate entities, unrealized credit loss release (provision), and other income (expense), net.
(3) Interest expense (excluding real estate financing segment) is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocated based on property classification.

	Six Months Ended June 30, 2026
	General Contracting and Real Estate Services(1)	Multifamily Real Estate(1)	Real Estate Financing	Total
Rental revenues	$—	$27,508	$—	$27,508
General contracting and real estate services revenues	18,829	—	—	18,829
Interest income (real estate financing)	—	—	7,217	7,217
Rental expenses	—	(9,521)	—	(9,521)
Real estate taxes	—	(3,364)	—	(3,364)
General contracting and real estate services expenses	(18,634)	—	—	(18,634)
Interest expense (real estate financing)(2)	—	—	(1,760)	(1,760)
Depreciation and amortization, net	(30)	(7,973)	—	(8,003)
General and administrative expenses	(625)	(243)	—	(868)
Impairment of real estate assets(3)	—	(20,880)	(42,719)	(63,599)
(Loss) gain on disposition, net	(2,227)	19,544	—	17,317
Non-operating income and expenses(4)(5)	138	(11,147)	2,090	(8,919)
Loss before taxes	(2,549)	(6,076)	(35,172)	(43,797)
Income tax provision from discontinued operations	(3,359)	—	—	(3,359)
Loss from discontinued operations, net of tax	$(5,908)	$(6,076)	$(35,172)	$(47,156)
Less: Net (income) loss from discontinued operations attributable to noncontrolling interests
Investment entities				(183)
Operating Partnership				10,542
Net loss from discontinued operations attributable to AH Realty Trust, Inc.				$(36,797)
(1) The 2026 results of the general contracting and real estate services business reflect activity through April 30, 2026, the date on which the Company completed the sale of the business. The 2026 multifamily real estate results include results for all 13 properties classified within discontinued operations through May 20, 2026, the date on which the Company completed the First Closing of the Multifamily Portfolio Sale and sold nine of the 13 properties; results after that date reflect only the remaining properties included in discontinued operations.
(2) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 8.
(3) Impairment of real estate assets recognized for the three months ended June 30, 2026 represents impairment of the note receivable secured by the Solis Kennesaw real estate financing investment of $13.5 million, and impairment of the multifamily assets The Everly and Solis Gainesville II of $12.2 million and Greenside Apartments of $8.7 million. Impairment of real estate assets recognized for the six months ended June 30, 2026 also includes impairment of notes receivable secured by the Solis Peachtree Corners, Solis North Creek, and Solis Kennesaw real estate financing investments of $4.4 million, $1.0 million, and $23.8 million, respectively.
(4) Non-operating income and expenses includes interest income (excluding real estate financing), acquisition, development, and other pursuit costs, interest expense (excluding real estate financing), loss on extinguishment of debt, change in fair value of derivatives and other, unrealized credit loss release (provision), and other income (expense), net.
(5) Interest expense (excluding real estate financing segment) is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocated based on property classification.

	Six Months Ended June 30, 2025
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
Rental revenues	$—	$28,046	$—	$28,046
General contracting and real estate services revenues	78,590	—	—	78,590
Interest income (real estate financing)	—	—	7,409	7,409
Rental expenses	—	(9,203)	—	(9,203)
Real estate taxes	—	(2,755)	—	(2,755)
General contracting and real estate services expenses	(75,842)	—	—	(75,842)
Interest expense (real estate financing)(1)	—	—	(3,641)	(3,641)
Depreciation and amortization, net	(97)	(9,180)	—	(9,277)
General and administrative expenses	(1,826)	(182)	—	(2,008)
Non-operating income and expenses(2)(3)	127	(6,325)	(158)	(6,356)
Income before taxes	952	401	3,610	4,963
Income tax benefit from discontinued operations	377	—	—	377
Income from discontinued operations, net of tax	$1,329	$401	$3,610	$5,340
Less: Net (income) loss from discontinued operations attributable to noncontrolling interests
Investment entities				73
Operating Partnership				(1,167)
Net income from discontinued operations attributable to AH Realty Trust, Inc.				$4,246
(1) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 8.
(2) Non-operating income and expenses includes interest income (excluding real estate financing), acquisition, development, and other pursuit costs, interest expense (excluding real estate financing), gain on consolidation of real estate entities, change in fair value of derivatives and other, equity in loss of unconsolidated real estate entities, unrealized credit loss release (provision), and other income (expense), net.
(3) Interest expense (excluding real estate financing segment) is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocated based on property classification.

General Contracting and Real Estate Services

Exit and Disposal Costs

On April 27, 2026, the Company executed a purchase and sale agreement to sell its general contracting and real estate services business for aggregate economic consideration of $2.4 million, which subsequently closed on April 30, 2026. Economic consideration included assumed severance contracts with certain members of the general contracting and real estate services management, as well as GAAP consideration of a nominal amount of cash and a note receivable recorded at fair value of $0.8 million. The note receivable has a stated principal amount of $0.8 million, matures three years from the closing date, bears no interest for the first 24 months following closing, and thereafter bears interest at the WSJ prime rate plus 2%, with interest payable monthly in arrears. The difference between the stated principal amount and the initial fair value of the note receivable was recorded as a discount of less than $0.1 million and will be accreted to interest income over the term of the note.

In connection with the transaction, the buyer assumed certain employment-related severance economics through a mirror severance arrangement for certain transferred employees. The Company determined that the mirror severance arrangement was substantially equivalent to the pre-existing severance arrangement and represented employment-related obligations associated with the disposed business and covered employees, rather than consideration received by the Company for the membership interests sold. Accordingly, the severance arrangement was not included in sale consideration used to measure the loss on disposition.

As a result of the transaction, the Company recognized a loss on disposition of $2.2 million related to the sale of the general contracting and real estate services business, which is included in loss from discontinued operations in the accompanying condensed consolidated statements of comprehensive (loss) income.

The Company accelerated vesting of 47,784 outstanding stock‑based compensation awards held by employees who transferred to the buyer in connection with the transaction. Following the disposition, the Company entered into a 90-day transition services agreement to provide human resources, payroll, and information technology services to the buyer. Amounts related to the transition services arrangement were not material for the three and six months ended June 30, 2026.

The Company also retained certain limited indemnification obligations and other retained exposures under the purchase and sale agreement relating to work performed under the prior ownership structure. Retained balances arising from the disposition, including the note receivable and other post-closing receivables or obligations, are presented in the appropriate balance sheet captions.

Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. Following the disposition of the general contracting and real estate services business, all construction contract costs and estimated earnings in excess of billings were disposed, and no further contracts are expected to be billed or collected as of June 30, 2026.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$3,666	$3,474	$6	$5,871
Revenue recognized that was included in the balance at the beginning of the period	—	(3,474)	—	(5,871)
Increases due to billings, excluding amounts recognized as revenue during the period	—	3,376	—	6,990
Transferred to receivables	(3,667)	—	(6)	—
Construction contract costs and estimated earnings not billed during the period	273	—	2,990	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	—	(14)	—	(326)
Disposed of as a result of the general contracting and real estate services disposition	(272)	(3,362)	$—	$—
Ending balance	$—	$—	$2,990	$6,664

The Company deferred pre-contract costs when such costs were directly associated with specific anticipated contracts and their recovery was probable. Deferred pre-contract costs included in the construction business were $2.6 million at the date of the sale on April 30, 2026. No deferred pre-contract costs remained on the Company's balance sheet as of June 30, 2026. Pre-contract costs of $2.4 million were deferred as of December 31, 2025. Amortization of pre-contract costs for the six months ended June 30, 2026 and 2025 was less than $0.1 million and less than $0.1 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of the date of the sale on April 30, 2026, construction receivables included retentions of $4.0 million. No construction receivables or retentions remained on the Company's balance sheet as of June 30, 2026. As of December 31, 2025, construction receivables included retentions of $5.7 million. As of the date of the sale on April 30, 2026, construction payables included retentions of $5.8 million. No construction payables or retentions remained on the Company's balance sheet as of June 30, 2026. As of December 31, 2025, construction payables included retentions of $7.4 million. Following the disposition of the general contracting and real estate services business, all construction receivables and payables, including retentions, were disposed, and no further receivables are expected to be collected or payables expected to settle as of June 30, 2026.

The Company’s net position on uncompleted construction contracts comprised the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Costs incurred on uncompleted construction contracts	$798,767	$958,225
Estimated earnings	22,125	32,338
Billings	(823,982)	(990,371)
Disposed of as a result of the general contracting and real estate services disposition	3,090	—
Net position	$—	$192

Construction contract costs and estimated earnings in excess of billings	$—	$3,666
Billings in excess of construction contract costs and estimated earnings	—	(3,474)
Net position	$—	$192
As of the date of the sale on April 30, 2026, construction contract costs and estimated earnings in excess of billings was $3.4 million and billings in excess of construction contract costs and estimate earnings was $0.3 million. As of June 30, 2026, the Company has no uncompleted construction contracts. A negative net position indicates that billings exceed costs and recognized profits. Changes in the net position from December 31, 2025 primarily reflect the Company's disposal of the general contracting and real estate services business, as well as project progress, timing of customer billings, and costs incurred on ongoing contracts.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Beginning backlog	$55,972	$80,423
New contracts/change orders	(372)	57,909
Work performed	(5,321)	(31,769)
Contracts disposed as a result of the general contracting disposition	(50,279)	—
Ending backlog	$—	$106,563

Related Party Transactions

The Company provided general contracting services to Harbor Point Parcel 3. See Note 6 for more information. During the three and six months ended June 30, 2026, the Company did not recognize any gross profit relating to Harbor Point Parcel 3.

Real Estate Financing

Notes Receivable

The Company had the following notes receivable outstanding as of June 30, 2026 and December 31, 2025 ($ in thousands):

		Outstanding loan amount
		June 30, 2026			December 31, 2025
Real Estate Financing Project	Maturity Date	Principal	Accrued interest and fees(1)	Total loan amount(2)	Total loan amount(2)	Maximum principal commitment	Interest rate		Interest compounding
Solis Kennesaw	5/25/2027	14,380	—	14,380	50,437	37,870	14.0%	(3)	Annually
Solis Peachtree Corners(4)	10/31/2027	—	—	—	38,434	—	9.0%	(3)	Annually
The Allure at Edinburgh(5)	1/16/2028	—	—	—	11,678	—	10.0%	(6)	None
Solis North Creek(4)	8/8/2030	—	—	—	30,039	—	12.0%	(3)	Annually
Total preferred equity		$14,380	$—	$14,380	$130,588	$37,870
Allowance for credit losses (7)				—	(1,914)
Total notes receivable				$14,380	$128,674
________________________________________
(1) Reflects accrued interest and unused commitment fees, net of discounts due to unamortized equity fees.
(2) Outstanding loan amounts include any accrued and unpaid interest, and accrued fees, as applicable, net of impairment.
(3) The interest rate varies over the life of the loans and the Company also earns an unused commitment fee on amounts not drawn on the loans.
(4) On March 27, 2026, the Company sold these investments for total proceeds of $63.8 million.
(5) This note receivable was redeemed on April 30, 2026. Refer to Note 6 for further details.
(6) The interest rate varies over the life of the loan.
(7) The amount as of December 31, 2025 excludes less than $0.1 million of CECL allowance that relates to unfunded commitments, which was recorded as a liability in other liabilities in the consolidated balance sheet.

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and six months ended June 30, 2026 and 2025 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Real Estate Financing Project	2026	2025		2026		2025
Solis Gainesville II(1)	$—	$394	(2)(3)	$—		$784	(2)(3)
Solis Kennesaw	—	1,291	(2)(3)	1,217	(2)	2,721	(2)(3)
Solis Peachtree Corners(4)	—	1,233	(2)(3)	465	(2)	2,453	(2)(3)
The Allure at Edinburgh(5)	4,962	230		5,240		499
Solis North Creek(4)	—	524	(3)	294		951	(3)
Total interest income	4,962	3,672		7,216		7,408
________________________________________
(1) This note receivable was redeemed on December 10, 2025.
(2) Includes recognition of interest income related to fee amortization.
(3) Includes recognition of unused commitment fees.
(4) On March 27, 2026, the Company sold these investments for total proceeds of $63.8 million.
(5) This note receivable was redeemed on April 30, 2026. Refer to Note 6 for further details.

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investment. As of June 30, 2026, the Company had one real estate financing investment, which is secured by a development project in lease-up. The project is subject to a loan that is senior to the Company’s loan. Interest on the loan is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

During the current year, the Company updated the risk ratings for its notes receivables and obtained industry loan loss data relative to these risk ratings. In the first quarter, Solis Kennesaw was classified as held for sale, and, as a result, the Company recorded $37.3 million in impairment due to the stabilization status of the investment. Additionally, Solis North Creek and Solis Peachtree Corners were classified as held for sale in the first quarter, resulting in impairment recorded of $1.0 million and $4.4 million, respectively, and were subsequently sold on March 27, 2026. As of June 30, 2026, the Company re-evaluated the fair value of Solis Kennesaw based on recent market data and recorded an additional $13.5 million in impairment. See Note 6 for further information.

The Company's analysis resulted in no allowance for loan losses as of June 30, 2026, as the loan was classified as held for sale.

At June 30, 2026, the Company reported 14.4 million of notes receivable. At December 31, 2025, the Company reported $128.7 million of notes receivable, net of allowances of $1.9 million. Changes in the allowance for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,914	$10	$1,924	$1,852	$509	$2,361
Unrealized credit loss provision (release)	174	1	175	338	(284)	54
Release due to disposition	(1,204)	(7)	(1,211)	—	—	—
Reductions due to intent to sell	(710)	(3)	(713)	—	—	—
Release due to redemption	(174)	(1)	(175)	(210)	(32)	(242)
Ending balance	$—	$—	$—	$1,980	$193	$2,173

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of June 30, 2026, Solis Kennesaw is on non-accrual status.

Unfunded Loan Commitments

The Company has certain commitments related to a notes receivable investment that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of June 30, 2026, the Company had one note receivable with a total of $2.0 million of unfunded commitments, all of which relates to unfunded contingencies. The Company considers the probability of contingency funding to be remote. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments. As of June 30, 2026, the Company had no CECL allowance that relates to the unfunded commitments.

5. Leases

Lessee Disclosures

As a lessee, the Company has eight ground leases across eight properties, including participating ground leases. These ground leases have maximum lease terms (including renewal options) that expire between 2047 and 2117. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Five of these leases have been classified as operating leases and three of these leases have been classified as finance leases. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

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

Rental revenue for the three and six months ended June 30, 2026 and 2025 comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Base rent and tenant charges	$50,587	$47,683	$100,033	$95,125
Accrued straight-line rental adjustment	1,540	2,635	3,984	4,802
Lease incentive amortization	(37)	(54)	(83)	(116)
(Above) below market lease amortization, net	458	456	931	1,091
Total rental revenue	$52,548	$50,720	$104,865	$100,902

6. Real Estate Investments

On January 29, 2026, the Company completed the sale of undeveloped land under predevelopment to an unrelated third party that was classified as held for sale as of December 31, 2025, for proceeds of $4.8 million, resulting in a net loss on disposition of real estate of $0.2 million.

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

On May 20, 2026, the Company completed the First Closing of the Multifamily Portfolio Sale for gross proceeds of $485.0 million. As a result of the transaction, the Company funded $6.4 million in escrow amounts pertaining to various real estate tax estimates, prorations, and post-closing adjustments as agreed upon within the purchase and sale agreement. After transaction costs of $8.5 million, the Company recognized a net gain on disposition of $18.8 million, of which a $0.7 million loss relates to the retail and office properties and is presented in loss on real estate dispositions, net, and $19.5 million gain relates to the multifamily properties and is presented in income from discontinued operations on the condensed consolidated statements of comprehensive (loss) income. The following properties were included in this disposition:

Properties in Continuing Operations(1)	Segment	Location	Ownership Interest
Allied | Harbor Point Retail*	Retail	Baltimore, Maryland	100%
Chronicle Mill Retail*	Retail	Belmont, North Carolina	100%
Chronicle Mill Office*	Office	Belmont, North Carolina	100%
Liberty Retail	Retail	Newport News, Virginia	100%
Point Street Retail*	Retail	Baltimore, Maryland	100%
The Edison Retail	Retail	Richmond, Virginia	100%
Properties in Discontinued Operations(1)	Segment	Location	Ownership Interest
1305 Dock Street*	Multifamily	Baltimore, Maryland	90%
1405 Point Street*	Multifamily	Baltimore, Maryland	100%
Allied | Harbor Point*	Multifamily	Baltimore, Maryland	100%
Chronicle Mill Apartments*	Multifamily	Belmont, North Carolina	100%
Chandler Residences*	Multifamily	Roswell, Georgia	100%
Encore Apartments*	Multifamily	Virginia Beach, Virginia	100%
Liberty Apartments	Multifamily	Newport News, Virginia	100%
The Cosmopolitan*	Multifamily	Virginia Beach, Virginia	100%
The Edison	Multifamily	Richmond, Virginia	100%
*Represents a property located within a mixed-use community.
(1) Properties in discontinued operations represent multifamily assets that are not being retained as a result of the strategic repositioning announced on February 16, 2026. Properties in continuing operations are retail or office assets related to the multifamily assets that are being sold in conjunction with those operations.

In connection with the First Closing, the Company made repayments of $265.5 million of secured debt and $195.0 million on the revolving credit facility. Refer to Note 8 for further information on the secured repayments.

The First Closing included the multifamily condominium portion of the Constellation Energy Building, known as 1305 Dock Street Apartments. The Company retained the retail and office portions of the property. In connection with the disposition of 1305 Dock Street Apartments as part of the First Closing, the lender for the loan secured by the mixed-use property required a $53.2 million curtailment of the existing loan to release the collateral. As the required curtailment exceeded the proceeds from the disposition of 1305 Dock Street Apartments, the Company and its 10% partner were required to make capital contributions to fund the shortfall. The partner was unable to fund its portion when due, therefore the Company funded the shortfall for its partner, resulting in a note receivable from the partner of $3.7 million. The amount due will bear interest at a rate equal to the WSJ prime rate plus 3% per annum, compounded annually, and distributions from the Constellation Energy Building office and retail components otherwise payable to the partner are applied first to accrued interest and then principal.

The Company expects to complete the disposition of the remaining assets included in the Multifamily Portfolio Sale as follows: Greenside Apartments by the end of 2026 and Premier Apartments by mid-2027. As a result, the following properties are classified as held for sale as of June 30, 2026:

Properties in Discontinued Operations(1)	Segment	Location	Ownership Interest
Greenside Apartments	Multifamily	Charlotte, North Carolina	100%
Premier Apartments*	Multifamily	Virginia Beach, Virginia	100%
________________________________________
*Represents a property located within a mixed-use community.
(1) Assets classified as properties in discontinued operations in the table above are both subject to a single purchase and sale agreement entered into during the reporting period. Properties in discontinued operations represent multifamily assets that are not being retained as a result of the strategic repositioning announced on February 16, 2026. All of these assets have met the criteria for held for sale classification under ASC 360, as management has committed to a plan to sell, the assets are available for immediate sale in their present condition, and the sale is expected to be completed within one year.

Under the terms of the Multifamily Portfolio Sale, the contractual sales price of Greenside Apartments is $50.0 million. In accordance with applicable guidance for long-lived assets, management evaluated the carrying value of the asset and determined that its estimated fair value less costs to sell was below its carrying amount. As a result, the Company recorded impairment of $8.7 million during the three months ended June 30, 2026.

As part of the strategic repositioning announced on February 16, 2026, the Company has also been actively marketing the remainder of the multifamily portfolio, and executed a purchase and sale agreement on July 17, 2026. The assets included in this purchase and sale agreement are the following as of June 30, 2026:

Properties in Discontinued Operations(1)	Segment	Location	Ownership Interest
The Everly	Multifamily	Gainesville, Georgia	100%
Solis Gainesville II	Multifamily	Gainesville, Georgia	100%

________________________________________
(1) Properties in discontinued operations represent multifamily assets that are not being retained as a result of the strategic repositioning announced on February 16, 2026. All of these assets have met the criteria for held for sale classification under ASC 360, as management has committed to a plan to sell, the assets are available for immediate sale in their present condition, and the sale is expected to be completed within one year.

Under the terms of the purchase and sale agreement for these two assets, the contractual sale price of the two assets combined is $95.5 million. In accordance with applicable guidance for long-lived assets, management evaluated the carrying value of the assets and determined that their estimated fair value less costs to sell were below their carrying amounts. As a result, the Company recorded impairment of $12.2 million during the three months ended June 30, 2026.

As of June 30, 2026, the Company re-evaluated the fair value of the Solis Kennesaw note receivable based on recent market data. As a result, the Company recorded impairment of $13.5 million using an approximation of fair value as a level 3 input in the fair value hierarchy.

During the three months ended June 30, 2026, management determined that certain prospective development projects no longer met the Company's investment and strategic criteria and ceased pursuit of these opportunities. As a result, the Company recorded an impairment charge of $1.8 million to write off capitalized predevelopment, planning, and pursuit costs associated with these projects.

7. Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and served as the project's general contractor. During the three months ended

June 30, 2026, the Company invested $10.6 million in Harbor Point Parcel 3, and received distributions of $0.6 million. As of June 30, 2026, the Company has invested a total of $60.8 million.

On April 2, 2026, the Company funded a shortfall related to Harbor Point Parcel 3. The Company and its joint venture partner were required to contribute a total of $10.6 million. The joint venture partner was unable to fund its portion when due, and the Company funded both its own and the partner’s required contributions. As a result, the joint venture partner owes the Company $5.3 million plus accrued interest. The amount due will bear interest at a rate equal to the WSJ prime rate plus 3% per annum, compounded annually, matures in three years, and distributions from Harbor Point Parcel 3 otherwise payable to the partner are applied first to accrued interest and then principal. The Company evaluated whether the arrangement altered the governance, decision-making authority, or allocation of economic interests within the joint venture, and determined that it does not change the existing conclusion that the Company is not the primary beneficiary of the venture.

Based on the terms of the operating agreement, the Company has concluded that Harbor Point Parcel 3 is a VIE and that the Company holds a variable interest. The Company has significant influence over the project due to its 50% ownership interest; however, the Company does not have the power to direct the activities of the project that most significantly impact its performance. This includes activity as the managing member of the entity, which is a power that is retained by the Company's joint venture partner. Accordingly, the Company is not the project's primary beneficiary and, therefore, does not consolidate Harbor Point Parcel 3 in its consolidated financial statements. The Company's investment in the project is recorded as an equity method investment in the condensed consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025, the outstanding balance on the revolving credit facility was $21.0 million and $241.0 million, respectively. The outstanding balance on the term loan facility was $350.0 million as of June 30, 2026 and December 31, 2025. As of June 30, 2026, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate swaps, were 5.25% and 5.20%, respectively. After giving effect to interest rate swaps, the effective interest rates on the revolving credit facility and the term loan facility were 3.89% and 4.17%, respectively, as of June 30, 2026. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

As of each of June 30, 2026 and December 31, 2025, the outstanding balance on the M&T term loan facility was $135.0 million. As of June 30, 2026, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 5.20%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.74% as of June 30, 2026. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

On June 26, 2025, the Company exercised its option to extend the maturity date on the TD term loan facility by one year to May 19, 2026. The Company paid a nominal extension fee.

Effective May 14, 2026, the Company executed a 12-month extension on the TD term loan, extending the loan maturity to May 19, 2027. The Company paid a nominal extension fee.

The TD term loan facility bears interest at a rate elected by the Operating Partnership based on term SOFR, Daily Simple SOFR, or the Base Rate (as defined below), and in each case plus a margin. A term SOFR or Daily Simple SOFR loan is also subject to a credit spread adjustment of 0.10%. The margin under each interest rate election depends on the Company's total leverage. The "Base Rate" is equal to the highest of: (a) the Federal Funds Rate for such day, plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent as its “prime rate” for such day, (c) one month term SOFR for such day plus 100 basis points, and (d) 1.00%. The Operating Partnership has elected for the loan to bear interest at term SOFR plus margin. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody's Investor Service, Inc., the Operating Partnership may elect to have borrowings become subject to interest rates based on such credit ratings.

On June 29, 2023, the TD term loan facility commitment increased to $95.0 million as a result of the addition of a second lender to the facility.

As of each of June 30, 2026 and December 31, 2025, the outstanding balance on the TD term loan facility was $95.0 million. As of June 30, 2026, the effective interest rate on the TD term loan facility was 5.30%. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

As of June 30, 2026, the outstanding balance of the Notes was $115.0 million.

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

On May 20, 2026, in connection with the First Closing, the Company repaid $265.5 million in secured debt, including the loans secured by Encore Apartments & 4525 Main Street, The Allied | Harbor Point, Liberty, The Edison, and The Cosmopolitan, as well as a $53.2 million curtailment on the loan secured by the Constellation Energy Building. The curtailment on the loan secured by the Constellation Energy Building was made in connection with the release of 1305 Dock Street Apartments from the lender's collateral. The Company retained the retail and office portions of the mixed-use property, and the remaining mortgage continues to be secured by the retained collateral. In connection with the repayments described above, the Company recognized a loss on extinguishment of debt of $2.7 million, including $1.3 million in prepayment penalties. Of the total loss on extinguishment of debt for the period, $2.1 million is presented in loss from discontinued operations. The results of discontinued operations are presented in Note 4.

On June 2, 2026, the Company refinanced the loan secured by Thames Street Wharf, which will now mature on September 30, 2031. The Company paid $0.7 million in closing fees, and a $1.3 million re-advance was added to the loan balance. Effective October 1, 2026, the SOFR margin will increase from 1.30% to 1.80% per the refinancing agreement.

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

As of June 30, 2026, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Floating Rate Pool of Loans	$320,000	(1)	1-month SOFR	2.25%	3.83%	8/1/2025	8/1/2026
Floating Rate Pool of Loans	320,000	(1)	1-month SOFR	2.25%	3.83%	8/1/2025	8/1/2026
Harbor Point Parcel 3 Senior Construction Loan	90,000	(2)	1-month SOFR	2.25%	4.62%	8/1/2025	8/1/2026
Floating Rate Pool of Loans	90,000	(2)	1-month SOFR	2.25%	3.83%	8/1/2025	8/1/2026
Thames Street Wharf Loan	61,482	(3)	Daily SOFR	0.93%	2.33%	4/3/2023	9/30/2026
Floating Rate Pool of Loans	150,000	(4)	1-month SOFR	2.50%	4.08%	1/2/2025	1/1/2027
M&T Unsecured Term Loan	100,000	(3)	1-month SOFR	3.50%	5.05%	12/6/2022	12/6/2027
Senior Unsecured Term Loan	100,000	(5)	1-month SOFR	3.43%	4.98%	4/1/2024	1/21/2028
Total Effective Swaps	$1,231,482

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Thames Street Wharf Loan	$65,103	(3)(6)	Daily SOFR	3.86%	N/A	9/30/2026	9/30/2031
________________________________________
(1) The Company paid $5.5 million to reduce the swap fixed rate on July 28, 2025.
(2) The Company paid $1.5 million to reduce the swap fixed rate on July 28, 2025.
(3) Designated as a cash flow hedge.
(4) The Company paid $4.6 million to reduce the swap fixed rate on January 3, 2025.
(5) The Company novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024 and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid on September 27, 2024, the $67.9 million swap on the senior unsecured loan increased to $79.0 million. Once the Liberty Retail & Apartments loan was repaid on May 20, 2026, the $79.0 million swap on the senior unsecured loan increased to $100.0 million.
(6) The Company entered into a swap on May 28, 2026 with an effective date of September 30, 2026. This swap will replace the existing swap assigned to the loan secured by Thames Street Wharf at the effective date of the loan's extension.

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

The Company’s derivatives were comprised of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$1,070,000	$2,902	$—	$1,070,000	$7,496	$(307)
Derivatives designated as accounting hedges(1)
Interest rate swaps	226,585	1,086	(91)	163,007	1,161	(418)
Total derivatives	$1,296,585	$3,988	$(91)	$1,233,007	$8,657	$(725)
(1) Includes the $65.1 million swap entered into on May 28, 2026 in connection with the refinancing of the loan secured by Thames Street Wharf, with an effective date of September 30, 2026.

The unrealized changes in the fair value of the Company’s derivatives during the three and six months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$(2,223)	$(4,211)	$(3,236)	$(10,888)
Total unrealized change in fair value of interest rate derivatives	$(2,223)	$(4,211)	$(3,236)	$(10,888)
Comprehensive (loss) gain income statement presentation:
Change in fair value of derivatives and other	$(2,632)	$(3,845)	$(4,286)	$(9,472)
Unrealized cash flow hedge gains (losses)	409	(366)	1,050	(1,416)
Total unrealized change in fair value of interest rate derivatives	$(2,223)	$(4,211)	$(3,236)	$(10,888)

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

During the six months ended June 30, 2026, the Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of July 31, 2026.

On January 2, 2026, the Company elected to satisfy a redemption request by a holder of 20,000 Common OP Units through the issuance of an equal number of shares of common stock.

Noncontrolling Interests

As of June 30, 2026 and December 31, 2025, the Company held a 75.0% and 78.5%, respectively, economic interest in the Operating Partnership. As of June 30, 2026, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 75.0% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of June 30, 2026, there were 21,316,211 Common OP Units and 3,522,853 LTIP Units (as defined below) not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. See Note 11 for a description of LTIP Units.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly owned operating and development properties. The noncontrolling interest in investment entities was $12.1 million and $8.5 million as of June 30, 2026 and December 31, 2025, respectively, which represents the minority partners' interest in certain consolidated real estate entities.

Share Repurchase Program

On June 15, 2023, the Company adopted a $50.0 million share repurchase program (the "Share Repurchase Program"). On May 8, 2026, the Company increased the authorized capacity of the Share Repurchase Program by $50.0 million, bringing the total authorized share repurchase capacity to $100.0 million. Under the Share Repurchase Program, the Company may repurchase shares of common stock and Series A Preferred Stock from time to time in the open market, in block purchases, through privately negotiated transactions, the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or other means. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The Share Repurchase Program may be suspended or discontinued at any time by the Company and does not have an expiration date.

During the six months ended June 30, 2026, the Company repurchased 5.6 million shares of common stock for a total of $33.2 million, at a weighted average price of $5.92. During the six months ended June 30, 2026, the Company did not purchase any shares of Series A Preferred Stock. As of June 30, 2026, $54.1 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the six months ended June 30, 2026, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock/Common Units	11/21/2025	12/31/2025	01/08/2026	$0.140	$14,293
Common Stock/Common Units	03/05/2026	03/26/2026	04/02/2026	0.140	13,721
Common Stock/Common Units	05/12/2026	06/24/2026	07/02/2026	0.140	13,643
Series A Preferred Stock	11/21/2025	01/01/2026	01/15/2026	0.421875	2,887
Series A Preferred Stock	03/05/2026	04/01/2026	04/15/2026	0.421875	2,887
Series A Preferred Stock	05/12/2026	07/01/2026	07/15/2026	0.421875	2,887

11. Stock-Based Compensation

The Company’s Second Amended and Restated 2013 Equity Incentive Plan, as amended (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, LTIP Units, performance units, and other equity-based awards up to an aggregate of 6,900,000 shares of common stock. As of June 30, 2026, there were 698,413 shares available for issuance under the Equity Plan. Items disclosed throughout this footnote include award data for employees associated with discontinued operations. Refer to Note 4 for additional detail related to vesting of awards for these employees in connection with the sale of the general contracting and real estate services business.

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

The fair value of the restricted stock awards was determined using the closing stock price as of the day before the grant date.

A summary of the unvested restricted shares is as follows:

	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	146,493	$9.68	165,497	$11.81
Granted	81,156	6.31	381,796	8.74
Vested	(161,119)	9.07	(377,253)	9.95
Forfeited	(8,144)	8.79	(5,999)	9.74
Unvested as of June 30	58,386	$6.80	164,041	$9.02

During the three months ended June 30, 2026 and 2025, in connection with the vesting of restricted stock awards, employees tendered 51,107 and 146,624 shares, respectively, to satisfy minimum statutory tax withholding obligations. As of June 30, 2026, the total unrecognized compensation expense related to unvested shares of restricted stock was $0.3 million, which the Company expects to recognize over a weighted average period of 14 months.

LTIP Unit Awards

LTIP Units are a special class of partnership interests in the Operating Partnership ("LTIP Units"). The Operating Partnership has two classes of LTIP Units: (1) Time-Based LTIP Units, which have time-based vesting conditions (“Time-

Based LTIP Units”), and (2) Performance LTIP Units, which have market-based and/or performance-based vesting conditions (“Performance LTIP Units”). Each LTIP Unit awarded is deemed equivalent to an award of one share of common stock under the Equity Plan, reducing the availability for other equity awards on a one-for-one basis. The vesting period for Time-Based LTIP Units, if any, and the vesting conditions for Performance LTIP Units will be determined at the time of issuance. Under the terms of the Operating Partnership's agreement of limited partnership, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of Common OP unitholders. Subject to any agreed upon exceptions (including pursuant to the applicable LTIP Unit award agreement), once vested and having achieved parity with Common OP unitholders, LTIP Units are convertible into Common OP Units on a one-for-one basis. Unvested Time-Based LTIP Units are entitled to receive distributions from their grant date. Performance-Based LTIP Units include a dividend provision in which 10% of outstanding units receives a distribution during the performance period and the remainder of the dividends are settled on the conclusion of the performance period based on the number of performance-based LTIP units that ultimately vest upon achievement of the specified performance criteria.

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
•2026 Board of Directors:
◦Granted in June 2026, these units vest 100% at the time of the 2027 Annual Stockholders Meeting subject to continued service to the Company.

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

A summary of the unvested LTIP Unit awards is as follows:

	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	2,111,445	$5.84	119,872	$9.66
Granted	1,337,838	4.97	2,106,041	6.44
Vested	(158,576)	7.63	(95,208)	8.57
Forfeited	—	—	—	—
Unvested as of June 30	3,290,707	$5.40	2,130,705	$6.53

During the three months ended June 30, 2026 and 2025, there were no LTIP Units tendered to satisfy minimum statutory tax withholding obligations. As of June 30, 2026, the total unrecognized compensation expense related to unvested LTIP Units was $9.9 million, which the Company expects to recognize over a weighted average period of 48 months.

Performance Unit Awards

The Company endeavors to further align the incentives of certain members of management with its long-term investors by awarding a portion of their equity compensation in the form of multi-year performance unit awards that use the level of achievement of the total shareholder return as the primary metric ("Performance Units"). Vesting of 50% of the target award is based solely on continued employment and vesting of the remainder of the award (50%) is based on the Company’s relative TSR performance over the 3-year period following execution of each agreement. The Performance Units may convert into shares of common stock at a range of 0% to 200% of the number of Performance Units granted contingent upon the participant’s continued employment and the Company’s relative total stockholder return ("TSR") at specified percentiles of the peer group. At the end of the Performance Units’ measurement period, if the applicable criterion are met, Performance Units generally vest two-fifths on the last day of the three-year performance period, and the remaining three-fifths in equal amounts on the first three anniversaries following the end of the three-year performance period, subject to continued service to the Company and certain market conditions. For unvested Performance Units granted in 2021 and prior, vesting of 50% of the target award is based on absolute TSR and vesting of the remainder of the award (50%) is based on relative TSR. Awards granted in 2021 and prior are fully vested as of June 30, 2026. Unvested Performance Units are entitled to accumulate distributions from their grant date, payable in cash or in additional shares of common stock upon issuance of the common stock to which those dividends relate.

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

A summary of the unvested Performance Unit awards is as follows:

	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	103,000	$11.92	110,375	$11.98
Granted(1)	—	—	45,000	10.45
Vested(2)	(4,500)	14.87	—	—
Forfeited	(23,000)	8.56	(9,125)	11.39
Unvested as of June 30	75,500	$12.77	146,250	$11.55
________________________________________
(1)No grants were issued under this program in 2026.
(2)Amounts for 2026 represent acceleration of continued employment (50%) of outstanding awards where performance criteria was met for certain employees who departed the company as a result of the sale of the general contracting and real estate services business.

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

During the three months ended June 30, 2026, there were 7,387 Performance Units tendered by employees to satisfy minimum statutory tax withholding obligations. During the three months ended June 30, 2025, in connection with the vesting of Performance Units, zero shares of common stock were tendered by employees to satisfy minimum statutory tax withholding obligations. As of June 30, 2026, the total unrecognized compensation expense related to unvested Performance Units was $0.4 million, which the Company expects to recognize over a weighted average period of 54 months.

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
Except as disclosed below, the carrying amounts of the Company’s financial instruments approximate their fair values. Financial assets and liabilities whose fair values are measured on a recurring basis using Level 2 inputs consist of interest rate swaps. The Company measures the fair values of these assets and liabilities based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques.

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(1)	$960,227	$962,179	$1,289,056	$1,288,947
Liabilities of discontinued operations(2)(3)	76,873	74,957	243,658	231,823
Notes receivable, net	9,233	9,233	—	—
Assets of discontinued operations(4)	14,380	14,380	128,674	128,674
Interest rate swaps, net	3,897	3,897	7,932	7,932
________________________________________
(1) Excludes $4.4 million and $5.1 million of deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.

(2) Liabilities of discontinued operations represent mortgages payable secured by assets presented as discontinued operations.
(3) Excludes $0.6 million and $1.5 million of deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.
(4) Assets of discontinued operations represents notes receivable presented as discontinued operations.

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

Guarantees

In connection with certain of the Company's equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of June 30, 2026, the Company had no outstanding guarantee liabilities.

Commitments

Prior to the sale of its general contracting and real estate services business, the Company had a bonding line of credit and was contingently liable under performance and payment bonds, bonds for cancellation of mechanics liens and defect bonds. Such bonds collectively totaled $14.0 million as of December 31, 2025. The related commitment terminated upon sale of the general contracting and real estate services business on April 30, 2026.

14. Subsequent Events

The Company has evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for disclosure.

Discontinued Operations

On July 17, 2026, the Company entered into a purchase and sale agreement to sell The Everly and Solis Gainesville II multifamily assets, for a combined purchase price of $95.5 million.

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
•our ability to commence or continue development projects on the timeframes and terms currently anticipated;
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

Refer to Note 1 to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for the composition of properties in our operating property portfolio, as well as properties not yet stabilized.

Discontinued Operations

During the first quarter, the Company completed a strategic review of its business and elected to divest its real estate financing and multifamily segments, which, together with the general contracting and real estate services segment, are now reported as discontinued operations. The decision to exit these segments was made in connection with the Company’s broader initiative to simplify its business model and focus on its core retail and office real estate operations. Management believes that the divestiture of these segments will allow the Company to further strengthen its balance sheet and focus on its core competencies, while reducing complexity and risk associated with non-core activities.

The Company entered into a letter of intent relating to the potential sale of its general contracting and real estate services business during the period, and subsequently closed on this sale on April 30, 2026. The transaction included a transition services agreement for a 90 day period of time following the closing to provide human resources, payroll services, and information technology services.

On March 13, 2026, certain wholly owned subsidiaries of the Company entered into a purchase and sale agreement with an unrelated third-party to sell eleven out of the Company's fourteen multifamily properties for a combined purchase price of $562.0 million in cash, subject to certain adjustments, with a $15.0 million non-refundable deposit (the "Multifamily Portfolio Sale"). The Multifamily Portfolio Sale is not contingent on the receipt of financing by the buyer. On May 20, 2026, the Company completed the disposition of nine properties, which included the disposition of retail components of five of the properties and the office component of one of the properties, for aggregate proceeds of $485.0 million (the "First Closing"). The nine properties that were disposed of were: (1) Encore Apartments, (2) The Cosmopolitan, (3) Allied | Harbor Point, (4) 1405 Point Street, (5) 1305 Dock Street, (6) Chronicle Mill Apartments, (7) Chandler Residences, (8) The Edison and (9) Liberty Apartments. The Company expects to complete the disposition of the remaining assets included in the Multifamily Portfolio Sale as follows: Greenside Apartments by the end of 2026 and Premier Apartments by mid-2027. Two of the Company's other multifamily assets, The Everly and Solis Gainesville II, became subject to a purchase and sale agreement as of July 17, 2026 and are expected to close by the end of the third quarter of 2026.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q. All historical financial information has been retrospectively adjusted to reflect the general contracting and real estate services, multifamily, and real estate financing businesses as discontinued operations. The decision to exit these segments resulted in the reclassification of approximately $21.1 million in revenue for the three months ended June 30, 2026 to discontinued operations.

Operating Segments

Following the discontinuation of the general contracting and real estate services, multifamily, and real estate financing segments, we operate our business through two reportable segments:

1.Retail real estate: The Company’s retail portfolio is concentrated in high-barrier-to-entry markets and is anchored by credit-worthy tenants, including grocery stores and big-box retailers. As of June 30, 2026, the retail portfolio had a leased occupancy level of 95.1%, and renewal spreads (on a GAAP basis) of 11.5% .

2.Office real estate: The office portfolio consists primarily of Class A office space located in mixed-use town centers, such as the Town Center of Virginia Beach and Harbor Point in Baltimore. The segment continues to benefit from the "flight to quality" trend, maintaining an occupancy level of 96.7% and new leasing spreads (on a GAAP basis) of 20.5%.

Second Quarter 2026 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended June 30, 2026 and other recent developments:

•As part of its ongoing governance enhancements supporting the Company’s strategic transformation, the Company advanced its board refreshment process by electing Theodore Bigman and Lori Wittman as independent directors at the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”). Following the 2026 Annual Meeting, Dennis Gartman and George Allen retired from the Board and each of Mr. Bigman and Ms. Wittman were appointed to the board’s Audit Committee. Additionally, F. Blair Wimbush was appointed Chair of the Board's Nominating and Corporate Governance Committee and was appointed to the Board's Compensation Committee.

•On May 20, 2026, we completed the sale of nine multifamily properties and six of the retail and office components of the properties, for aggregate gross proceeds of $485.0 million, generating a net gain on sale of $18.8 million, after transaction costs and escrow amounts. Using these proceeds, we repaid $265.5 million of secured debt and $195.0 million of unsecured debt on our revolving credit facility. Two multifamily properties remain under contract for $77.0 million.

•On April 30, 2026, we fully realized $17.2 million for The Allure at Edinburgh real estate financing investment and used the proceeds to pay down our debt.

•On April 30, 2026, we completed the sale of the general contracting and real estate services business for total economic consideration of $2.4 million, further advancing our strategic plan to simplify the business and focus on core retail and office operations.

•During the quarter ended June 30, 2026, we repurchased 2.0 million shares of common stock for a total of $12.4 million, bringing the total for the year to 5.6 million for a total of $33.2 million.

•Net loss attributable to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $24.2 million, or $0.25 per diluted share, compared to net income attributable to common stockholders and OP Unitholders of $3.9 million, or $0.04 per diluted share, for the three months ended June 30, 2025.

•Funds from operations attributable to common stockholders and OP Unitholders ("FFO") of $15.4 million, or $0.16 per diluted share, compared to $19.0 million, or $0.19 per diluted share, for the three months ended June 30, 2025. See "Non-GAAP Financial Measures."

•FFO, As Adjusted from operations attributable to common stockholders and OP Unitholders ("FFO, As Adjusted") of $14.1 million, or $0.14 per diluted share, compared to $13.8 million, or $0.14 per diluted share, for the three months ended June 30, 2025. See "Non-GAAP Financial Measures."

•As of June 30, 2026, weighted average stabilized portfolio leased occupancy was 95.9%. Retail leased occupancy increased 0.3% to 95.1% and office leased occupancy increased 0.7% to 96.7%.

•As of June 30, 2026, weighted average stabilized portfolio economic occupancy was 90.7%. Retail economic occupancy decreased 1.6% to 90.9%, and office economic occupancy increased 2.8% to 90.5%.

•Executed 11 retail lease renewals and 6 new leases during the second quarter for an aggregate of 107,736 net rentable square feet. Positive spreads on both new leases and renewals:
◦New leasing spreads of 9.4% (GAAP) and 5.2% (Cash).
◦Renewal leasing spreads of 11.5% (GAAP) and 8.7% (Cash).

•Executed 3 office lease renewals and 5 new leases during the second quarter for an aggregate of 55,739 net rentable square feet. Positive spreads on both new leases and renewals:
◦New leasing spreads of 20.5% (GAAP) and 9.5% (Cash).
◦Renewal leasing spreads of 40.2% (GAAP) and 21.6% (Cash).

•Same Store Net Operating Income ("NOI") on a cash basis increased 2.9% for the retail segment and 8.3% for the office segment compared to the quarter ended June 30, 2025.

•During the second quarter of 2026, unrealized losses on non-designated interest rate derivatives that negatively affected FFO were $2.2 million. As of June 30, 2026, the value of the Company’s entire interest rate derivative portfolio, net of unrealized losses, was $4.0 million.

Segment Results of Continuing Operations

As of June 30, 2026, we operated our business in two segments: (i) retail real estate and (ii) office real estate.

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

We define same store properties as those properties that we owned and operated and that were stabilized for the entirety of both periods presented. We generally consider a property to be stabilized upon the earlier of: (i) the quarter after the property reaches 80% physical occupancy or (ii) the thirteenth quarter after the property receives its certificate of occupancy. Additionally, any property that is fully or partially taken out of service for the purpose of redevelopment is no longer considered stabilized until the redevelopment activities are complete, the asset is placed back into service, and the stabilization criteria above are again met. A property may also be fully or partially taken out of service as a result of a partial disposition, depending on the significance of the portion of the property disposed. Finally, any property classified as held for sale is taken out of service for the purpose of computing same store operating results.

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Rental revenues	$24,387	$24,144	$243	48,885	48,111	$774
Property expenses	6,406	6,372	34	13,360	13,002	358
Segment NOI	$17,981	$17,772	$209	35,525	35,109	$416

Retail segment NOI for the three and six months ended June 30, 2026 was materially consistent with the three and six months ended June 30, 2025.

Retail Same Store Results

Retail same store results for the three and six months ended June 30, 2026 and 2025 exclude Allied | Harbor Point Retail, Liberty Retail, The Edison Retail, Point Street Retail, and Chronicle Mill Retail due to being disposed as part of the First Closing of the Multifamily Portfolio Sale. They also exclude Southern Post Retail, which is not yet stabilized.

Retail same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Rental revenues	$23,173	$22,681	$492	$46,125	$45,266	$859
Property expenses	6,357	6,332	25	13,131	13,085	46
Same Store NOI, cash basis	$16,816	$16,349	$467	$32,994	$32,181	$813
GAAP adjustments	1,078	1,301	(223)	2,471	2,468	3
Non-Same Store NOI	87	122	(35)	60	460	(400)
Segment NOI	$17,981	$17,772	$209	$35,525	$35,109	$416

Retail same store NOI for the three and six months ended June 30, 2026 increased $0.5 million and $0.8 million, or 2.9% and 2.5%, respectively, compared to the three and six months ended June 30, 2025, primarily due to new leases at Columbus Village due to commencing operations following redevelopment and the favorable resolution of a real estate tax appeal at Patterson Place, which resulted in a reduction of property tax expense during the period.

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Rental revenues	$24,675	$23,221	$1,454	$48,596	$46,234	$2,362
Property expenses	9,232	8,303	929	18,530	16,675	1,855
Segment NOI	$15,443	$14,918	$525	$30,066	$29,559	$507

Office segment NOI for the three months ended June 30, 2026 increased $0.5 million, or 3.5%, respectively, compared to the three months ended June 30, 2025. The increase in office segment NOI was primarily due to new leases at 222 Central Park Office, The Interlock Office, and Thames Street Wharf. This is partially offset by an increase in utilities, salaries and compensation, and contracted property services primarily across the Harbor Point properties. Office segment NOI for the six months ended June 30, 2026 was materially consistent with the six months ended June 30, 2025.

Office Same Store Results

Office same store results for the three and six months ended June 30, 2026 and 2025 exclude Chronicle Mill Office, due to being disposed as part of the First Closing of the Multifamily Portfolio Sale, and Southern Post Office, which is not yet stabilized.

Office same store rental revenues, property expenses, and NOI for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Rental revenues	$22,687	$20,698	$1,989	$44,362	$41,520	$2,842
Property expenses	8,770	7,852	918	17,596	15,915	1,681
Same Store NOI, cash basis	$13,917	$12,846	$1,071	$26,766	$25,605	$1,161
GAAP adjustments	1,321	2,058	(737)	3,269	3,860	(591)
Non-Same Store NOI	205	14	191	31	94	(63)
Segment NOI	$15,443	$14,918	$525	$30,066	$29,559	$507

Office same store NOI for the three and six months ended June 30, 2026 increased $1.1 million and $1.2 million, or 8.3% and 4.5%, respectively, compared to the three and six months ended June 30, 2025. The increase in office same store NOI was primarily due to new leases at The Interlock Office, Two Columbus Office, One Columbus, and 222 Central Park Office, partially offset by a partial termination at One City Center in the prior year.

Consolidated Results of Continuing Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2026 and 2025 (unaudited, in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues
Rental revenues	$52,548	$50,720	$1,828	$104,865	$100,902	$3,963
Total revenues	52,548	50,720	1,828	104,865	100,902	3,963

Expenses
Rental expenses	12,440	11,129	1,311	25,297	22,498	2,799
Real estate taxes	4,797	5,056	(259)	9,532	9,773	(241)
Depreciation and amortization	17,902	16,661	1,241	36,143	35,691	452
General and administrative expenses	5,002	4,220	782	9,718	11,375	(1,657)
Acquisition, development, and other pursuit costs	16	29	(13)	16	83	(67)
Impairment charges	1,894	—	1,894	1,894	—	1,894
Total expenses	42,051	37,095	4,956	82,600	79,420	3,180
Loss on real estate dispositions, net	(713)	—	(713)	(854)	—	(854)
Operating income	9,784	13,625	(3,841)	21,411	21,482	(71)
Interest income	234	263	(29)	296	492	(196)
Interest expense	(14,122)	(15,282)	1,160	(27,904)	(27,719)	(185)
Equity in income (loss) of unconsolidated real estate entities	334	179	155	577	(1,236)	1,813
Gain on consolidation of real estate entities	—	3,920	(3,920)	—	3,920	(3,920)
Loss on extinguishment of debt	(523)	—	(523)	(523)	—	(523)
Change in fair value of derivatives and other	618	688	(70)	1,962	(61)	2,023
Unrealized credit loss (provision) release	(96)	242	(338)	(96)	242	(338)
Other income (expense), net	3	3	—	16	(86)	102
(Loss) income from continuing operations	(3,768)	3,638	(7,406)	(4,261)	(2,966)	(1,295)

Discontinued operations
(Loss) income from discontinued operations	(14,271)	2,512	(16,783)	(43,797)	4,963	(48,760)
Income tax (provision) benefit from discontinued operations	(2,996)	567	(3,563)	(3,359)	377	(3,736)
(Loss) income from discontinued operations, net of taxes	(17,267)	3,079	(20,346)	(47,156)	5,340	(52,496)

Net (loss) income	(21,035)	6,717	(27,752)	(51,417)	2,374	(53,791)
Net (income) loss attributable to noncontrolling interests in investment entities	(243)	77	(320)	(265)	80	(345)
Preferred stock dividends	(2,887)	(2,887)	—	(5,774)	(5,774)	—
Net (loss) income attributable to common stockholders and OP Unitholders	$(24,165)	$3,907	$(28,072)	$(57,456)	$(3,320)	$(54,136)

Rental Revenues

Rental revenues for the three and six months ended June 30, 2026 increased $1.8 million and $4.0 million, or 3.6% and 3.9%, respectively, compared to the three and six months ended June 30, 2025 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Retail	$24,387	$24,144	$243	$48,885	$48,111	$774
Office	24,675	23,221	1,454	48,596	46,234	2,362
Other	3,486	3,355	131	7,384	6,557	827
	$52,548	$50,720	$1,828	$104,865	$100,902	$3,963

Retail rental revenues for the three and six months ended June 30, 2026 were materially consistent with the three and six months ended June 30, 2025.

Office rental revenues for the three and six months ended June 30, 2026 increased $1.5 million and $2.4 million, or 6.3% and 5.1%, respectively, compared to the three and six months ended June 30, 2025. The increases in office rental revenues was primarily due to new leases at The Interlock Office, Two Columbus Office, and 222 Central Park Office. In addition, higher expenses, mainly related to utilities and delivery of an expansion space at Thames Street Wharf, contributed to an increase in reimbursable income.

Other rental revenues for the three and six months ended June 30, 2026 increased $0.1 million and $0.8 million, or 3.9% and 12.6%, respectively, compared to the three and six months ended June 30, 2025. The increases in other rental revenues was primarily due to the consolidation of Allied | Harbor Point Garage in May 2025.

Rental Expenses

Rental expenses for the three and six months ended June 30, 2026 increased $1.3 million and $2.8 million, or 11.8% and 12.4%, respectively, compared to the three and six months ended June 30, 2025 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Retail	$4,150	$4,120	$30	$8,772	$8,447	$325
Office	7,084	6,010	1,074	14,257	12,156	2,101
Other	1,206	999	207	2,268	1,895	373
	$12,440	$11,129	$1,311	$25,297	$22,498	$2,799

Retail rental expenses for the three months ended June 30, 2026 were materially consistent with the three months ended June 30, 2025. Retail rental expenses for the six months ended June 30, 2026 increased $0.3 million or 3.8%, respectively, compared to the six months ended June 30, 2025. The increases in retail rental expenses was primarily due to higher utilities at Constellation Retail due to higher rates and Columbus Village due to commencing operations following redevelopment.

Office rental expenses for the three and six months ended June 30, 2026 increased $1.1 million and $2.1 million, or 17.9% and 17.3%, respectively, compared to the three and six months ended June 30, 2025. The increases in office rental expenses was primarily due to an increase in utilities at the Harbor Point properties and 222 Central Park Office due to higher usage and rates, and higher contracted property services related to window cleaning, security, and salaries and compensation at Constellation Office and Thames Street Wharf.

Other rental expenses for the three and six months ended June 30, 2026 were materially consistent with the three and six months ended June 30, 2025.

Real Estate Taxes

Real estate taxes for the three and six months ended June 30, 2026 decreased $0.3 million and $0.2 million, or 5.1% and 2.5%, respectively, compared to the three and six months ended June 30, 2025 as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Retail	$2,256	$2,252	$4	$4,588	$4,555	$33
Office	2,148	2,293	(145)	4,273	4,519	(246)
Other	393	511	(118)	671	699	(28)
	$4,797	$5,056	$(259)	$9,532	$9,773	$(241)

Retail real estate taxes for the three and six months ended June 30, 2026 were materially consistent with the three and six months ended June 30, 2025.

Office real estate taxes for the three and six months ended June 30, 2026 decreased $0.1 million and $0.2 million, or 6.3% and 5.4%, respectively, compared to the three and six months ended June 30, 2025. The decreases in office real estate taxes were primarily due to tax credits received at The Interlock Office and Southern Post Office, decreased tax rates at One City Center Office, and a prior year special benefit tax payment paid in 2025 at Wills Wharf.

Other real estate taxes for the three and six months ended June 30, 2026 were materially consistent with the three and six months ended June 30, 2025.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2026 increased $1.2 million, or 7.4%, compared to the three months ended June 30, 2025. The increase in depreciation and amortization was primarily due to the non-material correction of a prior year depreciation calculation that resulted in lower expense in the current period. Depreciation and amortization for the six months ended June 30, 2026 was materially consistent with the six months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 increased $0.8 million, or 18.5% compared to the three months ended June 30, 2025 primarily due to professional services fees. General and administrative expenses for the six months ended June 30, 2026 decreased $1.7 million, or 14.6%, compared to the six months ended June 30, 2025 primarily due to the one-time acceleration of the former Chief Executive Officer's performance award in 2025 related to the prior year performance.

Acquisition, Development, and Other Pursuit Costs

Acquisition, development, and other pursuit costs for the three and six months ended June 30, 2026 and 2025 were immaterial.

Impairment Charges

Management determined that certain prospective development projects no longer met the Company's investment and strategic criteria and ceased pursuit of these opportunities. As a result, we recorded an impairment charge of $1.8 million to write off capitalized predevelopment, planning, and pursuit costs associated with these projects for the three and six months ended June 30, 2026, in line with our strategic direction.

Non-Operating Income and Expenses

Interest income for the three and six months ended June 30, 2026 was materially consistent with the three and six months ended June 30, 2025.

Interest expense for the three months ended June 30, 2026 decreased $1.2 million, or 7.6%, compared to the three months ended June 30, 2025, primarily due to approximately $456.0 million of debt repayments (net of additional borrowings) following the First Closing of the Multifamily Portfolio Sale. Interest expense for the six months ended was materially consistent with the six months ended June 30, 2025, primarily a result of the current quarter decrease, offset by interest capitalized on a development property in the first quarter of 2025.

Equity in income (loss) of unconsolidated real estate entities for the three months ended June 30, 2026 was materially consistent with the three months ended June 30, 2025. Equity in income (loss) of unconsolidated real estate entities for the six months ended June 30, 2026 increased $1.8 million, compared to the six months ended June 30, 2025. The increase is a result of Harbor Point Parcel 3 being fully operational in 2026 and Harbor Point Parcel 4 losses from the first quarter of 2025 while in lease up.

Gain on consolidation of real estate entities for the three and six months ended June 30, 2025 reflects the consolidation of Harbor Point Parcel 4, otherwise known as Allied | Harbor Point, in the second quarter of 2025.

Loss on extinguishment of debt for the three and six months ended June 30, 2026 represents the unamortized deferred financing costs and prepayment penalties related to the extinguishment of $265.5 million in secured debt using the proceeds from the First Closing of the Multifamily Portfolio Sale. The charge was non-operating in nature and reflects the Company's efforts to optimize its capital structure and reduce future interest expense.

The change in fair value of derivatives and other for the three and six months ended June 30, 2026 included a decrease in interest receipts for non-designated derivatives due to lower SOFR rates on our non-designated hedges compared to the prior year, and a decrease in the fair value of our derivative instruments due to the changes in the forward SOFR curve.

Changes in unrealized credit loss (provision) release for the three and six months ended June 30, 2026 were immaterial.

Changes in other income (expense), net for the three and six months ended June 30, 2026 were immaterial.

Discontinued Operations Data

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and six months ended June 30, 2026 and 2025 were as follows ($ in thousands). The 2026 amounts reflect activity through April 30, 2026, the date on which the Company completed the sale of its general contracting and real estate services business:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
General contracting and real estate services revenues	$5,328	$31,975	$(26,647)	$18,829	$78,590	$(59,761)
General contracting and real estate services expenses	$5,219	$30,592	$(25,373)	$18,634	$75,842	$(57,208)
Segment gross profit in discontinued operations	$109	$1,383	$(1,274)	$195	$2,748	$(2,553)
Operating margin(1)	2.0%	4.3%	(2.3)%	1.0%	3.5%	(2.5)%
________________________________________
(1)50% of the gross profit attributable to our T. Rowe Price Global HQ project is not reflected within general contracting & real estate services revenues due to elimination. For the Allied | Harbor Point development project, 77% of gross profit was eliminated through April 2025. In April 2025, the project was brought on balance sheet through consolidation and as a result, all associated revenue and cost are eliminated in consolidation. The Company remains entitled to receive cash proceeds related to the eliminated amounts. Prior to the impact of these gross profit eliminations, operating margin was 2.0% and 1.0% for the three and six months ended June 30, 2026, and 3.8% and 3.4% for the three and six months ended June 30, 2025.

General contracting and real estate services gross profit for the three and six months ended June 30, 2026 decreased $1.3 million and $2.6 million, or 92.0% and 93.0%, respectively, compared to the three and six months ended June 30, 2025 primarily due to the reduction in revenue as third-party project backlog was completed and the sale of the general contracting and real estate services business on April 30, 2026.

On April 30, 2026, the Company completed the sale of its general contracting and real estate services business. Economic consideration for the deal of $2.4 million included assumed severance contracts with certain members of the general contracting and real estate services management, as well as GAAP consideration of a nominal amount of cash and a note receivable recorded at fair value of $0.8 million. The Company recognized a loss on sale of approximately $2.2 million, which is included in discontinued operations.

Income from discontinued operations related to the general contracting and real estate services business was also impacted by an income tax provision of $3.0 million for the three months ended June 30, 2026 compared to a benefit recognized in the prior year. The tax provision was primarily attributable to the sale of the general contracting and real estate services business. As a result of the disposition, it was determined that certain deferred tax assets previously expected to be realized through the future taxable income of the disposed business were no longer realizable.

The changes in third party construction backlog for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning backlog	$55,972	$80,423	$68,703	$123,784
New contracts/change orders	(372)	57,909	373	61,230
Work performed	(5,321)	(31,769)	(18,798)	(78,452)
Contracts disposed as a result of the general contracting disposition	(50,279)	—	(50,278)	—
Ending backlog	$—	$106,563	$—	$106,562

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Rental revenues	$10,765	$14,427	$(3,662)	$27,508	$28,046	$(538)
Property expenses	$5,431	$6,482	$(1,051)	$12,885	$11,958	$927
Segment NOI	$5,334	$7,945	$(2,611)	$14,623	$16,088	$(1,465)

Multifamily segment NOI for the three and six months ended June 30, 2026 decreased $2.6 million and $1.5 million, or 33.0% and 9.0%, respectively, compared to the three and six months ended June 30, 2025. The decrease in multifamily segment NOI was due to the sale of nine multifamily properties during the quarter.

On May 20, 2026, the Company completed the First Closing of the Multifamily Portfolio Sale for aggregate gross proceeds of $485.0 million. The Company recognized a gain of approximately $18.8 million on the sale, of which a $19.5 million gain is included in discontinued operations, and a $0.7 million loss relating to the six commercial properties sold is recorded in continuing operations. The Company used proceeds from the sale to repay or pay down approximately $265.5 million of secured debt and $195.0 million of our revolving credit facility. As a result of the extinguishment of the secured debt, the Company recognized a $2.1 million loss on extinguishment of debt, which represents the unamortized deferred financing costs and prepayment penalties related to the extinguishment.

Under the terms of the purchase and sale agreement for the Multifamily Portfolio Sale, the contractual sales price of Greenside Apartments is $50.0 million. As a result, the Company recorded impairment of $8.7 million during the three months ended June 30, 2026.

The Company also executed a purchase and sale agreement on July 17, 2026 for The Everly and Solis Gainesville II. Under the terms of the purchase and sale agreement for these two assets, the contractual sale price of the two assets combined is $95.5 million. As a result, the Company recorded impairment of $12.2 million during the three months ended June 30, 2026.

Real Estate Financing Segment Data

Real estate financing interest income, interest expense, and gross profit for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Interest income	$4,962	$3,673	$1,289	$7,217	$7,409	$(192)
Interest expense	$221	$1,927	$(1,706)	$1,760	$3,641	$(1,881)
Segment gross profit	$4,741	$1,746	$2,995	$5,457	$3,768	$1,689
Operating margin	95.5%	47.5%	48.0%	75.6%	50.9%	24.7%

Real estate financing gross profit for the three and six months ended June 30, 2026 increased $3.0 million and $1.7 million, or 172.0% and 45.0%, respectively, compared to the three and six months ended June 30, 2025. The increase in real estate financing gross profit was primarily due to the gain on the redemption of interest in The Allure at Edinburgh of $4.9 million offset by Solis Kennesaw being placed on non-accrual status in the second quarter.

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

During the first quarter, we reclassified the Solis Kennesaw real estate financing investment to held for sale as a result of the strategic repositioning announced on February 16, 2026 to exit the real estate financing line of business. As a result, the Company recorded impairment of $23.8 million using an approximation of fair value as a level 3 input in the fair value hierarchy.

On April 30, 2026, we fully realized $17.2 million for the real estate financing investment secured by The Allure at Edinburgh and used the proceeds to repay debt.

During the second quarter, we received bids on the Solis Kennesaw real estate financing investment, and further recorded impairment of $13.5 million using an approximation of fair value as a level 3 input in the fair value.

Results of Discontinued Operations

Summarized results of discontinued operations for the three and six months ended June 30, 2026 and 2025 are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental revenues	$10,765	$14,427	$27,508	$28,046
General contracting and real estate services revenues	5,328	31,975	18,829	$78,590
Interest income (real estate financing)	4,962	3,673	7,217	$7,409
Rental expenses	(3,596)	(4,948)	(9,521)	$(9,203)
Real estate taxes	(1,835)	(1,534)	(3,364)	$(2,755)
General contracting and real estate services expenses	(5,219)	(30,592)	(18,634)	$(75,842)
Interest expense (real estate financing)(1)	(221)	(1,927)	(1,760)	$(3,641)
Depreciation and amortization, net	(1,788)	(5,091)	(8,003)	$(9,277)
General and administrative expenses	(293)	(1,776)	(868)	$(2,008)
Impairment of real estate assets(2)	(34,370)	—	(63,599)	$—
Gain on disposition, net	17,317	—	17,317	$—
Non-operating income and expenses(3)(4)	(5,321)	(1,695)	(8,919)	$(6,356)
(Loss) income before taxes	(14,271)	2,512	(43,797)	4,963
Income tax (provision) benefit from discontinued operations	(2,996)	567	(3,359)	$377
(Loss) income from discontinued operations, net of tax(5)	$(17,267)	$3,079	$(47,156)	$5,340
(1) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 8.
(2) Impairment recognized for the three months ended June 30, 2026 represents impairment of the multifamily properties Greenside Apartments, Solis Gainesville II, and The Everly, and notes receivable secured by the Solis Kennesaw real estate financing investments. Impairment recognized for the six months ended June 30, 2026 additionally includes impairment of notes receivable secured by the Solis North Creek, Solis Peachtree Corners, and Solis Kennesaw real estate financing investments.
(3) Non-operating income and expenses includes interest income (excluding real estate financing), acquisition, development, and other pursuit costs, interest expense (excluding real estate financing), gain (loss) on consolidation of real estate entities, loss on extinguishment of debt, change in fair value of derivatives and other, equity in income of unconsolidated real estate entities, unrealized credit loss release (provision), and other income (expense), net.
(4) Interest expense (excluding real estate financing segment) is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocated based on property classification.
(5) The 2026 results of the general contracting and real estate services business reflect activity through April 30, 2026, the date on which the Company completed the sale of the general contracting and real estate services business. The 2026 multifamily real estate results include results for all 13 properties classified within discontinued operations through May 20, 2026, the date on which the Company completed the first closing of the Multifamily Portfolio Sale and sold 9 of the 13 properties; results after that date reflect only the remaining properties included in discontinued operations.

Liquidity and Capital Resources

Overview

We believe our primary short-term liquidity requirements consist of operating expenses, and other expenditures associated with our properties, including tenant improvements, leasing commissions and leasing incentives, dividend payments to our stockholders required to maintain our REIT qualification, debt service, capital expenditures, and strategic acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, borrowings available under our credit facility (as defined below), and net proceeds from the opportunistic sale of common stock through our ATM Program, which is discussed below.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at or prior to maturity, property acquisitions, tenant improvements, and capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities, and the opportunistic disposition of non-core properties. We also may fund acquisitions and capital improvements using our credit facility pending long-term financing.

As of June 30, 2026, we had unrestricted cash and cash equivalents of $20.7 million attributable to continuing operations available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $1.5 million attributable to continuing operations, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of June 30, 2026, we had $203.7 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements. During the three months ended June 30, 2026, we decreased outstanding borrowings on our revolving credit facility by $190.0 million from proceeds from the First Closing of the Multifamily Portfolio Sale and the redemption of The Allure at Edinburgh. Additionally, we repaid $265.5 million in secured debt using proceeds from the First Closing of the Multifamily Portfolio Sale.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. Additionally, we have begun transforming our debt portfolio from variable-rate to fixed-rate borrowings. We continued to implement this transformation during the three months ended June 30, 2026 and intend to continue to implement this transformation in the current fiscal year. As of June 30, 2026, fixed-rate debt and variable-rate debt before the impact of derivatives represented 21.3% and 78.7%, respectively, compared to 14.7% and 85.3% as of June 30, 2025. As of June 30, 2026, unsecured debt represented 69.0% of our total borrowings compared to 54.5% as of June 30, 2025. However, we intend to maintain a certain level of property secured debt as part of our risk management strategy.

As of June 30, 2026, we had the $121.8 million loan secured by the Constellation Energy Building that will mature during the remainder of 2026, for which we are in the process of refinancing.

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

During the six months ended June 30, 2026, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of July 31, 2026.

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

During the six months ended June 30, 2026, we repurchased 5.6 million shares of common stock for a total of $33.2 million, at a weighted average price of $5.92. During the six months ended June 30, 2026, we did not repurchase any shares of Series A Preferred Stock. As of June 30, 2026, $54.1 million remained available for repurchases under the Share Repurchase Program.

Credit Facility

On August 23, 2022, we entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a $550.0 million credit facility comprised of a $250.0 million senior unsecured revolving credit facility (the "revolving credit facility") and a $300.0 million senior unsecured term loan facility (the "term loan facility" and, together with the revolving credit facility, the "credit facility"), with a syndicate of banks. Subject to available borrowing capacity, we intend to use future borrowings under the credit facility for general corporate purposes, including funding acquisitions and redevelopment of properties in our portfolio, and for working capital.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $224.7 million, as of June 30, 2026.

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

We are currently in the process of recasting the credit facility, to include the M&T term loan facility and TD term loan facility as described below. Management is working with its lending group to finalize the revised financing arrangements and currently expects the recasting process to be completed by the end of 2026. The proposed recasting is intended to simplify our capital structure and extend maturities. While the definitive terms remain subject to negotiation and execution of final agreements, we expect the recast facility to continue to provide sufficient liquidity and financial flexibility to support our operating, investing, and financing activities, and the terms and covenants are expected to be materially similar to the current facility. Until the recasting is completed, the existing credit agreements remain in effect. We do not anticipate any disruption to our access to credit or our ability to meet our short-term or long-term liquidity requirements during the transition process. However, we can provide no assurances that the recasting will be completed on the timeline or terms currently anticipated, or at all.

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

On June 26, 2025, we exercised our option to extend the maturity date of the TD term loan facility by one year to May 19, 2026. We paid a nominal extension fee.

Effective May 14, 2026, we executed a 12-month extension on the TD Term Loan, extending the loan maturity to May 19, 2027. We paid a nominal extension fee.

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

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of June 30, 2026 ($ in thousands):

		Amount Outstanding	Interest Rate(1)		Effective Rate for Variable-Rate Debt		Maturity Date(2)		Balance at Maturity
Secured Debt
Constellation Energy Building		$121,800	SOFR+	1.50%	5.27%		November 1, 2026		$121,800
The Everly	(3)	28,000	SOFR+	1.50%	5.15%		March 17, 2027		28,000
Greenbrier Square		18,579		3.74%			October 10, 2027		18,049
Lexington Square		12,807		4.50%			September 1, 2028		12,106
Red Mill North		3,649		4.73%			December 31, 2028		3,333
Premier Apartments and Retail	(3)	29,415		5.53%			December 1, 2029		29,415
Greenside Apartments	(3)	29,209		3.17%			December 15, 2029		26,320
Thames Street Wharf		65,579	SOFR+	1.30%	2.33%	(4)	September 30, 2031		58,414
Smith's Landing		12,047		4.05%			June 1, 2035		642
Total - Secured Debt		$321,085							$298,077
Unsecured Debt
Senior Unsecured Revolving Credit Facility		$21,000	SOFR+	1.30% - 1.85%	5.25%		January 22, 2027		$21,000
M&T Unsecured Term Loan		35,000	SOFR+	1.25% - 1.80%	5.20%		March 6, 2027		35,000
M&T Unsecured Term Loan (Fixed)		100,000	SOFR+	1.25% - 1.80%	5.05%	(4)	March 6, 2027		100,000
TD Unsecured Term Loan		95,000	SOFR+	1.35% - 1.90%	5.30%		May 19, 2027	(5)	95,000
Senior Unsecured Term Loan		250,000	SOFR+	1.25% - 1.80%	5.20%		January 21, 2028		250,000
Senior Unsecured Term Loan (Fixed)		100,000	SOFR+	1.25% - 1.80%	4.98%	(4)	January 21, 2028		100,000
Senior Notes, Series A		25,000		5.57%			July 22, 2028		25,000
Senior Notes, Series B		45,000		5.78%			July 22, 2030		45,000
Senior Notes, Series C		45,000		6.09%			July 22, 2032		45,000
Total - Unsecured Debt		$716,000							$716,000
Total Principal Balances		$1,037,085							$1,014,077
Unamortized GAAP adjustments		(4,350)
Loans reclassified to liabilities of discontinued operations		(76,873)
Indebtedness, Net		$955,862
_______________________________________
(1) SOFR is determined by individual lenders.
(2) Does not reflect the effect of any maturity extension options.
(3) Debt attributable to assets under purchase and sale agreements, expected to be repaid utilizing proceeds from the sale.
(4) Includes debt subject to interest rate swap locks.
(5) Effective May 14, 2026, we executed a 12-month extension on this loan.

As of June 30, 2026, we were in compliance with all loan covenants on our outstanding indebtedness.
As of June 30, 2026, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)	Amount Due	Percentage of Total
2026 (excluding the six months ended June 30, 2026)	$123,996	12%
2027(3)	301,281	29%
2028(3)	394,223	38%
2029	59,075	6%
2030	47,706	5%
Thereafter	110,804	11%
Total	$1,037,085	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.
(3) We are currently in the process of recasting the credit facility, M&T term loan facility, and TD term loan facility.

Interest Rate Derivatives

As of June 30, 2026, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Floating Rate Pool of Loans	$320,000	(1)	1-month SOFR	2.25%	3.83%	8/1/2025	8/1/2026
Floating Rate Pool of Loans	320,000	(1)	1-month SOFR	2.25%	3.83%	8/1/2025	8/1/2026
Harbor Point Parcel 3 Senior Construction Loan	90,000	(2)	1-month SOFR	2.25%	4.62%	8/1/2025	8/1/2026
Floating Rate Pool of Loans	90,000	(2)	1-month SOFR	2.25%	3.83%	8/1/2025	8/1/2026
Thames Street Wharf Loan	61,482	(3)	Daily SOFR	0.93%	2.33%	4/3/2023	9/30/2026
Floating Rate Pool of Loans	150,000	(4)	1-month SOFR	2.50%	4.08%	1/2/2025	1/1/2027
M&T Unsecured Term Loan	100,000	(3)	1-month SOFR	3.50%	5.05%	12/6/2022	12/6/2027
Senior Unsecured Term Loan	100,000	(5)	1-month SOFR	3.43%	4.98%	4/1/2024	1/21/2028
Total Effective Swaps	$1,231,482

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Thames Street Wharf Loan	$65,103	(3)(6)	Daily SOFR	3.86%	N/A	9/30/2026	9/30/2031
________________________________________
(1) We paid $5.5 million to reduce the swap fixed rate on July 28, 2025.
(2) We paid $1.5 million to reduce the swap fixed rate on July 28, 2025.
(3) Designated as a cash flow hedge.
(4) We paid $4.6 million to reduce the swap fixed rate on January 3, 2025.
(5) We novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024, and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid on September 27, 2024, the $67.9 million swap on the senior unsecured loan increased to $79.0 million. Once the Liberty Retail & Apartments loan was repaid on May 20, 2026, the $79.0 million swap on the senior unsecured loan increased to $100.0 million.
(6) The Company entered into a swap on May 28, 2026 with an effective date of September 30, 2026. This swap will replace the existing swap assigned to the loan secured by Thames Street Wharf at the effective date of the loan's extension.

Off-Balance Sheet Arrangements

In connection with certain of our equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of June 30, 2026, we had no outstanding guarantee liabilities.

Unfunded Loan Commitments

We continue to have certain contingent obligations and financial commitments related to the real estate financing segment, primarily in the form of unfunded loan commitments. We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the condensed consolidated balance sheet. As of June 30, 2026, our off-balance sheet arrangements consisted of $2.0 million of unfunded contingency. We consider the probability of contingency funding to be remote. We do not have a credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Cash flows from continuing operations:
Operating activities	$41,682	$22,789	$18,893
Investing activities	(20,477)	(21,498)	1,021
Financing activities	(398,560)	12,776	(411,336)
Cash flows from discontinued operations:
Operating activities	3,544	(11,579)	15,123
Investing activities	358,830	(17,484)	376,314
Financing activities	(3,655)	(2,626)	(1,029)
Net decrease	$(18,636)	$(17,622)	$(1,014)
Cash, cash equivalents, and restricted cash, beginning of period (including discontinued operations)	$54,183	$72,223
Cash, cash equivalents, and restricted cash, end of period (including discontinued operations)	$35,547	$54,601

During the six months ended June 30, 2026, net cash provided by operating activities from continuing operations increased $18.9 million compared to the six months ended June 30, 2025, primarily due to timing of payments on outstanding property liabilities and increased portfolio net operating income.

During the six months ended June 30, 2026, net cash used in investing activities from continuing operations decreased $1.0 million compared to the six months ended June 30, 2025, primarily due to payments of a loan curtailment and tenant improvement allowance for our equity method investment, Harbor Point Parcel 3. Additionally, we funded our partner's share of the curtailment in the equity method investment, as well as a loan curtailment on behalf of our partner as a result of selling 1305 Dock Street, the multifamily portion of our Constellation mixed-use property.

During the six months ended June 30, 2026, net cash used in financing activities from continuing operations increased $411.3 million compared to the six months ended June 30, 2025, primarily due to net debt repayments for the six months ended June 30, 2026 increasing by $381.0 million compared to the same period in the prior year, as well as share repurchases of $33.2 million in the current year compared to none in the prior year.

During the six months ended June 30, 2026, net cash provided by operating activities from discontinued operations increased $15.1 million compared to the six months ended June 30, 2025, primarily due to volume of payments on outstanding construction liabilities, due to decreased contract activity and as a result of the disposition of the general contracting and real estate services business on April 30, 2026.

During the six months ended June 30, 2026, net cash provided by investing activities from discontinued operations increased $376.3 million compared to the six months ended June 30, 2025, primarily due to the First Closing of the Multifamily Portfolio Sale, the sale of two real estate financing investments, secured by Solis North Creek and Solis Peachtree Corners, and the redemption of the real estate financing investment secured by The Allure at Edinburgh.

During the six months ended June 30, 2026, net cash used in financing activities from discontinued operations increased $1.0 million compared to the six months ended June 30, 2025, primarily due to the curtailment payment made for the loan secured by The Everly.

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

The following table sets forth a reconciliation of FFO and FFO, As Adjusted for the three and six months ended June 30, 2026 and 2025 to net income, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share and unit amounts)
Net (loss) income attributable to common stockholders and OP Unitholders	$(24,165)	$3,907	$(57,456)	$(3,320)
Depreciation and amortization, net(1)	19,924	21,979	44,584	46,379
Gain on consolidation of real estate entities	—	(6,915)	—	(6,915)
Gain on operating real estate dispositions, net(2)	(16,617)	—	(16,617)	—
Impairment of real estate assets(3)	36,263	—	65,492	—
FFO attributable to common stockholders and OP Unitholders	15,405	18,971	36,003	36,144
FFO attributable to general contracting and real estate services	3,081	(149)	3,650	(1,764)
FFO attributable to multifamily	463	(3,185)	(2,942)	(2,386)
FFO attributable to real estate financing	(4,895)	(1,817)	(7,547)	(3,610)
FFO, As Adjusted available to common stockholders and OP Unitholders	$14,054	$13,820	$29,164	$28,384
Net (loss) income attributable to common stockholders and OP Unitholders per diluted share and unit	$(0.25)	$0.04	$(0.57)	$(0.03)
FFO attributable to common stockholders and OP Unitholders per diluted share and unit	$0.16	$0.19	$0.36	$0.35
FFO, As Adjusted attributable to common stockholders and OP Unitholders per diluted share and unit	$0.14	$0.14	$0.29	$0.28
Weighted-average common shares and units - diluted	98,009	102,286	100,007	101,930
________________________________________

(1) The adjustment for depreciation and amortization includes the Company's share of depreciation and amortization attributable to unconsolidated investments. It also excludes amortization of above and below-market ground lease assets. The adjustment for depreciation and amortization for the three and six months ended June 30, 2026 excludes $0.2 million and $0.4 million, respectively, of depreciation attributable to our partners. The adjustment for depreciation and amortization for the three and six months ended June 30, 2025 excludes $0.3 million and $0.6 million, respectively, of depreciation attributable to our partners.

(2) The adjustment for gain on operating real estate dispositions for the six months ended June 30, 2026 excludes $0.2 million for the loss on the disposition of a non-operating parcel of undeveloped land under predevelopment. The adjustment for gain on operating real estate dispositions for the three and six months ended June 30, 2026 includes the $2.2 million loss on disposition of the general contracting and real estate services business.

(3) Impairment recognized for the three months ended June 30, 2026 represents impairment of the multifamily properties Greenside Apartments, Solis Gainesville II, and The Everly, notes receivable secured by the Solis Kennesaw real estate financing investments, and development projects that management has determined are no longer probably of execution and no longer intends to pursue development of the projects. Impairment recognized for the six months ended June 30, 2026 represents impairment of notes receivable secured by the Solis North Creek, Solis Peachtree Corners, and Solis Kennesaw real estate financing investments.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2026, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

The Company completed the sale of its general contracting and real estate services business on April 30, 2026. In connection with this divestiture, the Company discontinued certain internal controls over financial reporting that were specific to the disposed business, including controls related to transaction processing, account reconciliations, financial reporting, and information technology systems supporting that business. Management evaluated the impact of the disposition on the Company's internal control over financial reporting and determined that these controls related solely to the divested operations and are no longer relevant to the Company's ongoing financial reporting processes.

During the quarter, management reassessed certain financial reporting risks and related internal controls associated with the real estate financing and multifamily operations, due to their classification as discontinued operations. As a result of this assessment, the Company evaluated whether changes to its internal control over financial reporting were necessary in light of the significance of these businesses to the Company's ongoing operations and financial reporting. The reassessment did not result in any material changes to the Company's internal control over financial reporting, as the Company continues to hold and report on its remaining multifamily and real estate financing investments and the related controls continue to operate and support the financial reporting of those businesses. Management currently expects that, upon the completion of the Company's business transformation strategy and the disposition of its remaining multifamily and real estate financing investments, changes to the Company's internal control over financial reporting framework may be required and could materially affect the Company's internal control over financial reporting at that time.

Except for the changes described above, there were no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On June 15, 2023, we adopted the $50.0 million Share Repurchase Program. On May 8, 2026, we increased the authorized capacity of the Share Repurchase Program by $50.0 million, bringing the total authorized share repurchase capacity to $100.0 million. Under the Share Repurchase Program, we may repurchase shares of common stock and Series A Preferred Stock from time to time in the open market, in block purchases, through privately negotiated transactions, the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, or other means permitted. The Share Repurchase Program does not obligate us to acquire any specific number of shares or acquire shares over any specific period of time. The Share Repurchase Program may be suspended or discontinued at any time and does not have an expiration date.

The following table summarizes our common share repurchase activity under the Share Repurchase Program for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
April 1, 2026 through April 30, 2026	578,476	$5.61	578,476	$13,237
May 1, 2026 through May 31, 2026	1,378,376	6.61	1,378,376	4,128
June 1, 2026 through June 30, 2026	—	—	—	54,128
	1,956,852	$6.31	1,956,852
________________________________________
(1) Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program announced on June 15, 2023. Our board of directors initially authorized the repurchase of an aggregate of $50.0 million of shares of common stock and Series A Preferred Stock pursuant to the Share Repurchase Program. On May 8, 2026, our board of directors authorized an increase of an aggregate of $50.0 million of shares of common stock and Series A Preferred Stock pursuant to the Share Repurchase Program, bringing the total authorized share repurchase capacity to $100.0 million.

The following table summarizes our Series A Preferred Stock repurchase activity under the Share Repurchase Program for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
April 1, 2026 through April 30, 2026	—	$—	—	$13,237
May 1, 2026 through May 31, 2026	—	—	—	4,128
June 1, 2026 through June 30, 2026	—	—	—	54,128
	—	$—	—
________________________________________
(1) Reflects the dollar value of shares that may yet be repurchased under the Share Repurchase Program announced on June 15, 2023. Our board of directors authorized the repurchase of an aggregate of $50.0 million of shares of common stock and Series A Preferred Stock pursuant to the Share Repurchase Program. On May 8, 2026, our board of directors authorized an increase of an aggregate of $50.0 million of shares of common stock and Series A Preferred Stock pursuant to the Share Repurchase Program, bringing the total authorized share repurchase capacity to $100.0 million.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

AH REALTY TRUST, INC.

Date: August 6, 2026	/s/ Shawn J. Tibbetts
Shawn J. Tibbetts
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)