Form 10-Q
period 2026-09-30
AH Realty Trust, Inc.
filed 2026-11-04
CIK 1569187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
☐ Yes     ☒  No
As of October 30, 2026, the registrant had 73,833,986 shares of common stock, $0.01 par value per share, outstanding. In addition, as of October 30, 2026, AH Realty Trust, LP, the registrant's operating partnership subsidiary, had 24,830,394 units of limited partnership interest ("OP Units"), including LTIP Units, outstanding (other than OP Units held by the registrant).

AH REALTY TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. Financial Information

Item 1.    Financial Statements

AH REALTY TRUST, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Real estate investments:
Income producing property	$1,791,169	$1,801,279
Held for development	—	5,683
Construction in progress	13,109	13,028
	1,804,278	1,819,990
Accumulated depreciation	(436,065)	(410,565)
Net real estate investments	1,368,213	1,409,425
Real estate investments held for sale	—	4,800
Assets of discontinued operations held for sale	181,977	800,536
Cash and cash equivalents	27,215	40,743
Restricted cash	1,694	1,622
Accounts receivable, net	62,994	64,747
Notes receivable, net	7,866	—
Equity method investments	57,782	47,926
Operating lease right-of-use assets	22,430	22,610
Finance lease right-of-use assets	76,557	77,539
Acquired lease intangible assets	66,853	76,408
Other assets	43,593	50,154
Total Assets	$1,917,174	$2,596,510

LIABILITIES AND EQUITY
Indebtedness, net	$953,533	$1,283,987
Liabilities of discontinued operations held for sale	78,435	286,502
Accounts payable and accrued liabilities	30,665	36,810
Operating lease liabilities	31,073	31,198
Finance lease liabilities	85,451	84,835
Other liabilities	45,015	43,986
Total Liabilities	1,224,172	1,767,318

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6.75% Series A Cumulative Redeemable Perpetual Preferred Stock, 9,980,000 shares authorized; 6,843,418 shares issued and outstanding as of September 30, 2026 and December 31, 2025	171,085	171,085
Common stock, $0.01 par value, 500,000,000 shares authorized; 73,809,822 and 80,166,778 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	741	805
Additional paid-in capital	688,114	724,667
Distributions in excess of earnings	(350,513)	(269,484)
Accumulated other comprehensive income	2,686	703
Total stockholders’ equity	512,113	627,776
Noncontrolling interests in investment entities	11,531	8,532
Noncontrolling interests in Operating Partnership	169,358	192,884
Total Equity	693,002	829,192
Total Liabilities and Equity	$1,917,174	$2,596,510

See Notes to Condensed Consolidated Financial Statements.

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenues	$52,323	$53,108	$157,188	$154,010
Total revenues	52,323	53,108	157,188	154,010

Expenses
Rental expenses	12,402	12,092	37,699	34,590
Real estate taxes	4,784	4,760	14,316	14,533
Depreciation and amortization	18,246	17,907	54,389	53,598
General and administrative expenses	5,167	4,154	14,885	15,529
Acquisition, development, and other pursuit costs	—	1	16	84
Impairment charges	—	295	1,894	295
Total expenses	40,599	39,209	123,199	118,629
Loss on real estate dispositions, net	—	—	(854)	—
Operating income	11,724	13,899	33,135	35,381
Interest income	277	71	573	563
Interest expense	(13,141)	(15,256)	(41,045)	(42,975)
Equity in income (loss) of unconsolidated real estate entities	193	38	770	(1,198)
Gain on consolidation of real estate entities	—	—	—	3,920
Loss on extinguishment of debt	—	(36)	(523)	(36)
Change in fair value of derivatives and other	477	(920)	2,439	(981)
Unrealized credit loss release (provision)	15	—	(81)	242
Other income (expense), net	188	—	204	(86)
Loss from continuing operations	(267)	(2,204)	(4,528)	(5,170)

Discontinued operations
(Loss) income from discontinued operations	(3,339)	1,657	(47,136)	6,620
Income tax (provision) benefit from discontinued operations	—	(192)	(3,359)	185
(Loss) income from discontinued operations, net of taxes	(3,339)	1,465	(50,495)	6,805

Net (loss) income	$(3,606)	$(739)	$(55,023)	$1,635
Net (income) loss available to noncontrolling interests:
Investment entities	(129)	51	(394)	131
Operating Partnership	1,554	768	14,396	1,458
Net (loss) income available to AH Realty Trust, Inc.	(2,181)	80	(41,021)	3,224
Preferred stock dividends	(2,887)	(2,887)	(8,661)	(8,661)
Net (loss) income available to common stockholders	$(5,068)	$(2,807)	$(49,682)	$(5,437)
Net loss available to common stockholders from continuing operations per share (basic and diluted)	$(0.03)	$(0.05)	$(0.14)	$(0.13)
Net (loss) income available to common stockholders from discontinued operations per share (basic and diluted)	$(0.04)	$0.01	$(0.51)	$0.06
Net loss available to common stockholders per share (basic and diluted)	$(0.07)	$(0.04)	$(0.65)	$(0.07)
Weighted-average common shares outstanding (basic and diluted)	74,499	80,155	76,524	80,155
Dividends and distributions declared per common share and unit	$0.14	$0.14	$0.42	$0.42

Comprehensive (loss) income:
Net (loss) income	$(3,606)	$(739)	$(55,023)	$1,635
Unrealized cash flow hedge gains (losses)	2,832	99	3,882	(1,317)
Realized cash flow hedge gains reclassified to net loss	(432)	(324)	(1,297)	(948)
Comprehensive loss	(1,206)	(964)	(52,438)	(630)
Comprehensive loss (income) available to noncontrolling interests:
Investment entities	(129)	10	(394)	22
Operating Partnership	992	826	13,794	1,966
Comprehensive (loss) income available to AH Realty Trust, Inc.	$(343)	$(128)	$(39,038)	$1,358
See Notes to Condensed Consolidated Financial Statements.

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Equity
(In thousands, except share data) (Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2025	$171,085	$805	$724,667	$(269,484)	$703	$627,776	$8,532	$192,884	$829,192
Net (loss) income	—	—	—	(23,164)	—	(23,164)	22	(7,240)	(30,382)
Unrealized cash flow hedge gains	—	—	—	—	502	502	—	139	641
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(346)	(346)	—	(96)	(442)
Net costs from issuance of common stock	—	—	(154)	—	—	(154)	—	—	(154)
Retirement of common stock	—	(37)	(20,928)	—	—	(20,965)	—	—	(20,965)
Restricted stock awards, net	—	—	1,130	—	—	1,130	—	—	1,130
Acquisitions of noncontrolling interest in real estate entity	—	—	(2,003)	—	—	(2,003)	—	—	(2,003)
Redemption of operating partnership units	—	—	179	—	—	179	—	(179)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(229)	—	(229)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units	—	—	—	(10,545)	—	(10,545)	—	(3,176)	(13,721)
Balance, March 31, 2026	$171,085	$768	$702,891	(306,080)	$859	$569,523	$8,325	182,332	$760,180
Net (loss) income	—	—	—	(15,676)	—	(15,676)	243	(5,602)	(21,035)
Unrealized cash flow hedge gains	—	—	—	—	314	314	—	95	409
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(325)	(325)	—	(98)	(423)
Net costs from issuance of common stock	—	—	(42)	—	—	(42)	—	—	(42)
Retirement of common stock	—	(20)	(12,373)	—	—	(12,393)	—	—	(12,393)
Restricted stock awards, net	—	1	1,270	—	—	1,271	—	—	1,271
Distributions to noncontrolling interests	—	—	—	—	—	—	(153)	—	(153)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,719	—	3,719
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units	—	—	—	(10,457)	—	(10,457)	—	(3,186)	(13,643)
Balance, June 30, 2026	$171,085	$749	$691,746	(335,100)	$848	$529,328	$12,134	173,541	$715,003
Net income (loss)	—	—	—	(2,181)	—	(2,181)	129	(1,554)	(3,606)
Unrealized cash flow hedge gains	—	—	—	—	2,169	2,169	—	663	2,832
Realized cash flow hedge gains reclassified to net income	—	—	—	—	(331)	(331)	—	(101)	(432)
Retirement of common stock	—	(8)	(4,939)	—	—	(4,947)	—	—	(4,947)
Restricted stock awards, net	—	—	1,307	—	—	1,307	—	—	1,307
Distributions to noncontrolling interests	—	—	—	—	—	—	(732)	—	(732)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units	—	—	—	(10,345)	—	(10,345)	—	(3,191)	(13,536)
Balance, September 30, 2026	$171,085	$741	$688,114	(350,513)	$2,686	$512,113	$11,531	169,358	$693,002

	Preferred stock	Common stock	Additional paid-in capital	Distributions in excess of earnings	Accumulated other comprehensive income	Total stockholders' equity	Noncontrolling interests in investment entities	Noncontrolling interests in Operating Partnership	Total equity
Balance, December 31, 2024	$171,085	$797	$714,640	$(218,623)	$2,737	$670,636	$9,180	$209,853	$889,669
Net loss	—	—	—	(2,805)	—	(2,805)	(3)	(1,535)	(4,343)
Unrealized cash flow hedge losses	—	—	—	—	(827)	(827)	—	(223)	(1,050)
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—	—	(279)	(279)	41	(75)	(313)
Net costs from issuance of common stock	—	—	(14)	—	—	(14)	—	—	(14)
Restricted stock awards, net	—	5	2,254	—	—	2,259	—	—	2,259
Redemption of operating partnership units	—	3	2,525	—	—	2,528	—	(2,532)	(4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(301)	—	(301)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	$—	(2,887)
Dividends and distributions declared on common shares and units	—	—	—	(11,220)	—	(11,220)	—	$(3,044)	(14,264)
Balance, March 31, 2025	$171,085	$805	$719,405	$(235,535)	$1,631	$657,391	$8,917	$202,444	$868,752
Net income (loss)	—	—	—	5,949	—	5,949	(77)	845	6,717
Unrealized cash flow hedge losses	—	—	—	—	(287)	(287)	—	(79)	(366)
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—	—	(265)	(265)	30	(76)	(311)
Net costs from issuance of common stock	—	—	(52)	—	—	(52)	—	—	(52)
Restricted stock awards, net	—	(1)	1,365	—	—	1,364	—	—	1,364
Non-controlling interest recognized upon consolidation	—	—	—	—	—	—	36,323	—	36,323
Acquisition of noncontrolling interest in real estate entity	—	—	2,014	—	—	2,014	(36,323)	—	(34,309)
Distributions to noncontrolling interests	—	—	—	—	—	—	(135)	—	(135)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units	—	—	—	(11,222)	—	(11,222)	—	(3,083)	(14,305)
Balance, June 30, 2025	$171,085	$804	$722,732	$(243,695)	$1,079	$652,005	$8,735	$200,051	$860,791
Net income (loss)	—	—	—	80	—	80	(51)	(768)	(739)
Unrealized cash flow hedge gains	—	—	—	—	78	78	—	21	99
Realized cash flow hedge (gains) losses reclassified to net income	—	—	—	—	(287)	(287)	41	(78)	(324)
Net costs from issuance of common stock	—	—	(28)	—	—	(28)	—	—	(28)
Restricted stock awards, net	—	—	1,123	—	—	1,123	—	—	1,123
Acquisition of noncontrolling interest in real estate entity	—	—	(27)	—	—	(27)	—	—	(27)
Redemption of operating partnership units	—	—	—	—	—	—	—	(11)	(11)
Distributions to noncontrolling interests	—	—	—	—	—	—	(63)	—	(63)
Dividends declared on preferred stock	—	—	—	(2,887)	—	(2,887)	—	—	(2,887)
Dividends and distributions declared on common shares and units	—	—	—	(11,222)	—	(11,222)	—	(3,073)	(14,295)
Balance, September 30, 2025	$171,085	$804	$723,800	$(257,724)	$870	$638,835	$8,662	$196,142	$843,639
See Notes to Condensed Consolidated Financial Statements.

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities of continuing operations:
Net (loss) income	$(55,023)	$1,635
Less: net loss (income) from discontinued operations, net of tax	50,495	(6,805)
Net (loss) income from continuing operations	(4,528)	(5,170)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of buildings and tenant improvements	40,563	39,790
Amortization of leasing costs, in-place lease intangibles, and right-of-use assets	13,826	13,809
Accrued straight-line rental revenue	(5,727)	(7,786)
Amortization of leasing incentives and above or below-market rents	(1,266)	(1,465)
Accrued straight-line ground rent expense	15	(22)
Unrealized credit loss provision (release)	81	(242)
Adjustment for uncollectible lease accounts	1,463	2,129
Noncash stock compensation	4,105	5,900
Impairment charges	1,894	350
Noncash interest expense	2,069	3,302
Gain on consolidation of real estate entities	—	(3,920)
Noncash loss on extinguishment of debt	342	36
Loss on real estate dispositions, net	854	—
Change in fair value of derivatives and other	5,168	17,567
Adjustment for receipts on off-market interest rate derivatives	(11,136)	(16,942)
Equity in (income) loss of unconsolidated real estate entities	(770)	1,198
Changes in operating assets and liabilities:
Property assets	4,669	(2,364)
Property liabilities	9,390	2,640
Net cash provided by operating activities of continuing operations	61,012	48,810

Cash flows from investing activities:
Development of real estate investments	(3,568)	(7,902)
Tenant and building improvements	(26,014)	(37,590)
Dispositions of real estate investments, net of selling costs	18,301	—
Notes receivable issuances	(9,016)	—
Notes receivable paydowns	1,907	—
Payments to purchase off-market interest rate derivatives	—	(18,535)
Receipts on off-market interest rate derivatives	11,136	16,942
Leasing costs	(3,789)	(5,949)
Return of capital from equity method investments	1,468	—
Investments in equity method investments	(10,555)	(6,615)
Net cash used for investing activities of continuing operations	(20,130)	(59,649)

Cash flows from financing activities:
Costs from issuance of common stock, net	(196)	(94)
Common shares tendered for tax withholding	(367)	(1,377)
Repurchase and retirement of common stock, including commissions	(38,305)	—
Debt issuances, credit facility, and construction loan borrowings	96,270	340,044
Debt and credit facility repayments, including principal amortization	(373,086)	(170,388)
Debt issuance costs	(1,442)	(1,759)
Principal prepayments on extinguishment of debt	(46,702)	(69,460)
Acquisition of non-controlling interest in consolidated real estate investments	(2,003)	(4,227)
Redemption of operating partnership units	—	(15)
Distributions to noncontrolling interests	(1,114)	(499)
Contributions from noncontrolling interests	3,719	—
Dividends and distributions	(50,332)	(69,210)
Net cash (used for) provided by financing activities of continuing operations	(413,558)	23,015

AH REALTY TRUST, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from discontinued operations:
Net cash flows provided by (used in) operating activities of discontinued operations	4,620	(11,310)
Net cash flows provided by (used in) investing activities of discontinued operations	354,633	(19,881)
Net cash flows used in financing activities of discontinued operations	(4,032)	(3,384)
Net cash flows from discontinued operations	355,221	(34,575)

Net decrease in cash, cash equivalents, and restricted cash	(17,455)	(22,399)
Cash, cash equivalents, and restricted cash, beginning of period (including discontinued operations)(1)	54,183	72,223
Cash, cash equivalents, and restricted cash, end of period (including discontinued operations)(1)	$36,728	$49,824

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosures:
Decrease in dividends and distributions payable	$(771)	$(17,685)
Decrease in accrued capital improvements and development costs	(5,814)	(6,811)
Operating Partnership units redeemed for common shares	179	2,528
Fair value of note receivable as partial consideration for disposition of general contracting and real estate services business	777	—
Equity method investment redeemed due to consolidation	—	114,689
Notes receivable redeemed for acquisition of non-controlling interests	—	13,335
Parcel consideration for acquisition of non-controlling interests	—	16,653

(1) The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,
	2026	2025
Beginning of year:
Cash and cash equivalents(1)	$40,743	$21,986
Restricted cash(2)(3)	1,622	103
Cash, cash equivalents, and restricted cash	$42,365	$22,089

End of quarter:
Cash and cash equivalents(4)	$27,215	$25,184
Restricted cash(2)(5)	1,694	1,558
Cash, cash equivalents, and restricted cash	$28,909	$26,742
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
(4) Excludes cash and cash equivalents from discontinued operations as of September 30, 2026 and September 30, 2025 of $4.9 million and $21.3 million, respectively.
(5) Excludes restricted cash from discontinued operations as of September 30, 2026 and September 30, 2025 of $2.9 million and $1.8 million, respectively.

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

The Company is the sole general partner of AH Realty Trust, LP (the "Operating Partnership") and, as of September 30, 2026, owned 74.8% of the economic interest in the Operating Partnership, of which 0.1% is held as general partnership units. The operations of the Company are carried on primarily through the Operating Partnership and the wholly-owned subsidiaries thereof. Both the Company and the Operating Partnership were formed on October 12, 2012 and commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock and certain related formation transactions on May 13, 2013.

As of September 30, 2026, the Company's stabilized operating portfolio(1) consisted of the following properties:

Property		Location	Ownership Interest
Retail
Town Center of Virginia Beach
249 Central Park Retail*		Virginia Beach, Virginia	100%
4525 Main Street Retail*		Virginia Beach, Virginia	100%
4621 Columbus Retail*		Virginia Beach, Virginia	100%
Columbus Village*		Virginia Beach, Virginia	100%
Commerce Street Retail*		Virginia Beach, Virginia	100%
Fountain Plaza Retail*		Virginia Beach, Virginia	100%
Pembroke Square*		Virginia Beach, Virginia	100%
Premier Retail*		Virginia Beach, Virginia	100%
South Retail*		Virginia Beach, Virginia	100%
Studio 56 Retail*		Virginia Beach, Virginia	100%
The Cosmopolitan Retail*		Virginia Beach, Virginia	100%
Two Columbus Retail*		Virginia Beach, Virginia	100%
West Retail*		Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Retail*		Baltimore, Maryland	90%
Grocery Anchored
Broad Creek Shopping Center		Norfolk, Virginia	100%
Broadmoor Plaza		South Bend, Indiana	100%
Brooks Crossing Retail	(2)	Newport News, Virginia	65%	(2)
Delray Beach Plaza		Delray Beach, Florida	100%
Greenbrier Square		Chesapeake, Virginia	100%
Greentree Shopping Center		Chesapeake, Virginia	100%

Hanbury Village	Chesapeake, Virginia	100%
Lexington Square	Lexington, South Carolina	100%
North Pointe Center	Durham, North Carolina	100%
Parkway Centre	Moultrie, Georgia	100%
Parkway Marketplace	Virginia Beach, Virginia	100%
Perry Hall Marketplace	Perry Hall, Maryland	100%
Sandbridge Commons	Virginia Beach, Virginia	100%
Tyre Neck Harris Teeter	Portsmouth, Virginia	100%
Southeast Sunbelt
North Hampton Market	Taylors, South Carolina	100%
One City Center Retail*	Durham, North Carolina	100%
Overlook Village	Asheville, North Carolina	100%
Patterson Place	Durham, North Carolina	100%
Providence Plaza Retail	Charlotte, North Carolina	100%
South Square	Durham, North Carolina	100%
Southern Post Retail*	Roswell, Georgia	100%
The Interlock Retail*	Atlanta, Georgia	100%
Wendover Village	Greensboro, North Carolina	100%
Mid-Atlantic
Dimmock Square	Colonial Heights, Virginia	100%
Harrisonburg Regal	Harrisonburg, Virginia	100%
Marketplace at Hilltop	Virginia Beach, Virginia	100%
Red Mill Commons	Virginia Beach, Virginia	100%
Southgate Square	Colonial Heights, Virginia	100%
Southshore Shops	Chesterfield, Virginia	100%

Office
Town Center of Virginia Beach
222 Central Park Office*(3)	Virginia Beach, Virginia	100%
249 Central Park Office*	Virginia Beach, Virginia	100%
4525 Main Street Office*	Virginia Beach, Virginia	100%
4605 Columbus Office*	Virginia Beach, Virginia	100%
One Columbus*	Virginia Beach, Virginia	100%
Two Columbus Office*	Virginia Beach, Virginia	100%
Harbor Point - Baltimore Waterfront
Constellation Office*	Baltimore, Maryland	90%
Thames Street Wharf*	Baltimore, Maryland	100%
Wills Wharf*	Baltimore, Maryland	100%
Southeast Sunbelt
One City Center Office*	Durham, North Carolina	100%
Providence Plaza Office	Charlotte, North Carolina	100%
The Interlock Office*	Atlanta, Georgia	100%
Mid-Atlantic
Brooks Crossing Office	Newport News, Virginia	100%

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
(3) Formerly known as Armada Hoffler Tower.

As of September 30, 2026, the following property was under development or delivered, not yet stabilized:

Development, Not Stabilized	Segment	Location	Ownership
Southern Post Office*	Office	Roswell, Georgia	100%
________________________________________
*Represents a property located within a mixed-use community.

Refer to Note 6 for a list of properties classified as discontinued operations as of September 30, 2026.

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

Discontinued Operations

General Contracting and Real Estate Services

During the year ended December 31, 2025, the Company elected to divest the general contracting and real estate services segment. This disposal represented a strategic shift that will have a major effect on the Company’s operations and financial results and has been reported as discontinued operations. The Company closed on this sale on April 30, 2026. The transaction included a transition services agreement for a 90-day period following the closing to provide human resources, payroll, and information technology services.

The results of operations for the general contracting and real estate services segment have been removed from continuing operations and presented as (loss) income from discontinued operations, net of taxes for all periods presented. Assets and liabilities associated with the general contracting and real estate services segment have been reclassified as assets of discontinued operations and liabilities of discontinued operations, in the consolidated balance sheet as of December 31, 2025. As of September 30, 2026, the Company has no assets or liabilities attributable to the general contracting and real estate services business.

Multifamily and Real Estate Financing

As of the quarter ended March 31, 2026, the Company elected to divest the multifamily and real estate financing segments. These disposals represent a strategic shift that will have a major effect on the Company’s operations and financial results and have been reported as discontinued operations.

On March 13, 2026, certain wholly owned subsidiaries of the Company entered into a purchase and sale agreement with an unrelated third-party to sell eleven out of the Company's fourteen multifamily properties for a combined purchase price of $562.0 million in cash, subject to certain adjustments, with a $15.0 million non-refundable deposit (the "Multifamily Portfolio Sale"). The Multifamily Portfolio Sale was not contingent on the receipt of financing by the buyer. On May 20, 2026, the Company completed the disposition of nine properties, which included the disposition of retail components of five of the properties and the office component of one of the properties, for aggregate proceeds of $485.0 million (the “First Closing”). The nine properties that were disposed of were: (1) Encore Apartments, (2) The Cosmopolitan, (3) Allied | Harbor Point, (4) 1405 Point Street, (5) 1305 Dock Street, (6) Chronicle Mill Apartments, (7) Chandler Residences, (8) The Edison and (9) Liberty Apartments. The Company expects to complete the disposition of the remaining assets included in the Multifamily Portfolio Sale as follows: Greenside Apartments in November 2026 and Premier Apartments by mid-2027. The Company completed the disposition of two of the Company's other multifamily assets, The Everly and Solis Gainesville II on October 30, 2026.

In addition, on March 27, 2026, the Company sold two of the real estate financing investments and on April 30, 2026, the investment secured by The Allure at Edinburgh was fully redeemed. The remaining investment, Solis Kennesaw was fully redeemed on October 29, 2026.

There can be no assurances that the remainder of the Multifamily Portfolio Sale or the sale of the Company's other assets will occur on the timeline or on the terms the Company anticipates, if at all.

The results of operations for the multifamily and real estate financing segments have been removed from continuing operations and presented as (loss) income from discontinued operations, net of taxes for all periods presented. Assets and liabilities associated with the multifamily and real estate financing segments have been reclassified as assets of discontinued operations and liabilities of discontinued operations, in the consolidated balance sheet as of September 30, 2026 and December 31, 2025.

Unless specifically stated otherwise, footnote disclosures only reflect the results of continuing operations. The results of discontinued operations are presented in Note 4.

Segments

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance across the enterprise. Segment information is prepared on the same basis that the CODM reviews information for operational decision-making purposes. The CODM evaluates the performance of each of the Company’s properties and real estate ventures individually and aggregates such properties into segments based on their economic characteristics and classes of tenants. The Company operates in two reportable business segments: (i) retail real estate and (ii) office real estate. The Company's former segments - (iii) general contracting and real estate services, (iv) multifamily real estate, and (v) real estate financing have been reclassified as discontinued operations for all periods presented. The Company's CODM has been identified to collectively include the Chief Executive Officer and the Chief Financial Officer for the three and nine months ended September 30, 2026.

Notes Receivable

As of September 30, 2026, the Company had three notes receivable outstanding, each arising from funding obligations or shortfalls by counterparties:

Harbor Point Parcel 3 Shortfall Loan

On April 2, 2026, the Company funded a required capital contribution of $10.6 million related to Harbor Point Parcel 3, an equity method investment. The Company funded both its own and its joint venture partner’s required contributions after the partner failed to fund its $5.3 million portion when due. The partner’s $5.3 million obligation is recorded as a note receivable and bears interest at the prime rate as published in the Wall Street Journal ("WSJ prime rate"), plus 3%. Interest accrues until repayment. The note matures three years from the shortfall notice date. See Note 7 for additional information.

AHP Construction Holdings, LLC Loan

On April 30, 2026, the Company entered into a $0.8 million loan with AHP Construction Holdings, LLC. The note bears no interest for the first 24 months following the closing date. After the 24‑month period, the note bears interest at the WSJ prime rate, plus 2%. The note matures three years from the closing date. See Note 4 for additional information.

Constellation Loan Buy‑Down Shortfall

On May 20, 2026, the Company funded a $3.7 million shortfall related to the buy‑down of the Constellation loan after its joint venture partner failed to fund its required portion. The partner’s $3.7 million obligation is recorded as a note receivable and bears interest at the WSJ prime rate, plus 3%. The note matures three years from the shortfall notice date. See Note 6 for additional information.

The Company evaluates notes receivable and other financial assets carried at amortized cost for expected credit losses under the Current Expected Credit Losses (“CECL”) model. The evaluation considers the credit quality of the borrower, collateral, historical loss experience, and other relevant factors. See Note 4 for additional information.

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

Recently Issued Accounting Standards Not Yet Adopted:

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03 as an update to ASC Topic 220-40, which will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 was issued to improve the disclosures about a public business entity's expenses and address request from investors for more detailed information about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions (such as general and administrative expenses). The adoption of ASU 2024-03 will impact disclosures only and will not affect the Company's consolidated financial position, results of operations, or cash flows.

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

The following tables set forth financial information by segment for the three and nine months ended September 30, 2026 and 2025 (in thousands) and includes a reconciliation of the primary measure of segment profit (NOI) to net income (loss):

	For the Three Months Ended September 30, 2026
	Retail Real Estate	Office Real Estate	Other(1)	Total
Revenues
Rental revenues	$24,140	$24,588	$3,595	$52,323
Total revenues	24,140	24,588	3,595	52,323
Expenses
Rental expenses(2)	4,228	6,874	1,300	12,402
Real estate taxes	2,119	2,393	272	4,784
Total segment operating expenses	6,347	9,267	1,572	17,186
Segment net operating income	17,793	15,321	2,023	35,137
Depreciation and amortization	(7,791)	(8,984)	(1,471)	(18,246)
General and administrative expenses	—	—	(5,167)	(5,167)
Interest income	25	3	249	277
Interest expense(3)	(6,608)	(6,430)	(103)	(13,141)
Equity in income of unconsolidated real estate entities	18	156	19	193
Change in fair value of derivatives and other	353	123	1	477
Unrealized credit loss release	—	—	15	15
Other income (expense), net	(1)	(4)	193	188
Income (loss) from continuing operations	$3,789	$185	$(4,241)	$(267)

Discontinued operations(4)
Loss from discontinued operations	—	—	(3,339)	(3,339)
Loss from discontinued operations	$—	$—	$(3,339)	$(3,339)

Net income (loss)	$3,789	$185	$(7,580)	$(3,606)
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

	For the Three Months Ended September 30, 2025
	Retail Real Estate	Office Real Estate	Other(1)	Total
Revenues
Rental revenues	$24,785	$24,755	$3,568	$53,108
Total revenues	24,785	24,755	3,568	53,108
Expenses
Rental expenses(2)	4,228	6,684	1,180	12,092
Real estate taxes	2,356	2,061	343	4,760
Total segment operating expenses	6,584	8,745	1,523	16,852
Segment net operating income	18,201	16,010	2,045	36,256
Depreciation and amortization	(7,716)	(8,382)	(1,809)	(17,907)
General and administrative expenses	—	—	(4,154)	(4,154)
Acquisition, development, and other pursuit costs	—	—	(1)	(1)
Impairment charges	—	(29)	(266)	(295)
Interest income	9	—	62	71
Interest expense(3)	(6,878)	(8,217)	(161)	(15,256)
Equity in income of unconsolidated real estate entities	4	34	—	38
Loss on extinguishment of debt	12	(16)	(32)	(36)
Change in fair value of derivatives and other	13	—	(933)	(920)
Unrealized credit loss release	—	—	—	—
Other income (expense), net	—	—	—	—
Net income (loss) from continuing operations	$3,645	$(600)	$(5,249)	$(2,204)

Discontinued operations(4)
Income from discontinued operations	—	—	1,657	1,657
Income tax benefit from discontinued operations	—	—	(192)	(192)
Income from discontinued operations	$—	$—	$1,465	$1,465

Net income (loss)	$3,645	$(600)	$(3,784)	$(739)
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
(4) The segments previously reported as general contracting and real estate services, multifamily, and real estate financing are now presented as discontinued operations. Income from discontinued operations excludes revenues and expenses for the three months ended September 30, 2025 related to intercompany construction contracts of $4.6 million and $4.6 million, respectively, which are eliminated in consolidation.

	For the Nine Months Ended September 30, 2026
	Retail Real Estate	Office Real Estate	Other(1)	Total
Revenues
Rental revenues	$73,025	$73,184	$10,979	$157,188
Total revenues	73,025	73,184	10,979	157,188
Expenses
Rental expenses(2)	13,000	21,131	3,568	37,699
Real estate taxes	6,707	6,666	943	14,316
Total segment operating expenses	19,707	27,797	4,511	52,015
Segment net operating income	53,318	45,387	6,468	105,173
Depreciation and amortization	(23,400)	(26,675)	(4,314)	(54,389)
General and administrative expenses	—	—	(14,885)	(14,885)
Acquisition, development, and other pursuit costs	—	—	(16)	(16)
Impairment charges(3)	—	—	(1,894)	(1,894)
Loss on real estate dispositions, net	(330)	(370)	(154)	(854)
Interest income	42	3	528	573
Interest expense(4)	(19,547)	(19,195)	(2,303)	(41,045)
Equity in (loss) income of unconsolidated real estate entities	(5)	755	20	770
Loss on extinguishment of debt	(274)	(112)	(137)	(523)
Change in fair value of derivatives and other	1,458	980	1	2,439
Unrealized credit loss provision	—	—	(81)	(81)
Other income (expense), net	—	—	204	204
Net income (loss) from continuing operations	$11,262	$773	$(16,563)	$(4,528)

Discontinued operations(5)
Loss from discontinued operations	$—	$—	$(47,136)	$(47,136)
Income tax provision from discontinued operations	—	—	(3,359)	(3,359)
Loss from discontinued operations	$—	$—	$(50,495)	$(50,495)

Net income (loss)	$11,262	$773	$(67,058)	$(55,023)
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
(3) Management determined that certain prospective development projects no longer met the Company's investment and strategic criteria and ceased pursuit of these opportunities. As a result, the Company recorded an impairment charge of $1.8 million to write off capitalized predevelopment, planning, and pursuit costs associated with these projects during the nine months ended September 30, 2026.
(4) Interest expense is allocated by first allocating secured debt to the relevant properties. Unsecured debt is then allocated using the total value of unencumbered income producing property, and allocating to the retail and office segments based on property classification.
(5) The segments previously reported as general contracting and real estate services, multifamily, and real estate financing are now presented as discontinued operations. Income from discontinued operations excludes revenues and expenses for the nine months ended September 30, 2026 related to intercompany construction contracts of $1.6 million and $1.6 million, respectively, which are eliminated in consolidation.

	For the Nine Months Ended September 30, 2025
	Retail Real Estate	Office Real Estate	Other(1)	Total
Revenues
Rental revenues	$72,896	$70,989	$10,125	$154,010
Total revenues	72,896	70,989	10,125	154,010
Expenses
Rental expenses(2)	12,675	18,840	3,075	34,590
Real estate taxes	6,911	6,580	1,042	14,533
Total segment operating expenses	19,586	25,420	4,117	49,123
Segment net operating income	53,310	45,569	6,008	104,887
Depreciation and amortization	(23,482)	(25,969)	(4,147)	(53,598)
General and administrative expenses	—	—	(15,529)	(15,529)
Acquisition, development, and other pursuit costs	—	—	(84)	(84)
Impairment charges	—	(29)	(266)	(295)
Interest income	30	(12)	545	563
Interest expense(3)	(19,841)	(22,526)	(608)	(42,975)
Equity in (loss) income of unconsolidated real estate entities	(138)	(1,060)	—	(1,198)
Gain on consolidation of real estate entities	150	—	3,770	3,920
Loss on extinguishment of debt	12	(16)	(32)	(36)
Change in fair value of derivatives and other	(89)	—	(892)	(981)
Unrealized credit loss release	—	—	242	242
Other income (expense), net	5	—	(91)	(86)
Net income (loss) from continuing operations	$9,957	$(4,043)	$(11,084)	$(5,170)

Discontinued operations(4)
Income from discontinued operations	$—	$—	$6,620	$6,620
Income tax benefit from discontinued operations	—	—	185	185
Income from discontinued operations	$—	$—	$6,805	$6,805

Net income (loss)	$9,957	$(4,043)	$(4,279)	$1,635
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
(4) The segments previously reported as general contracting and real estate services, multifamily, and real estate financing are now presented as discontinued operations. Income from discontinued operations excludes revenues and expenses for the nine months ended September 30, 2025 related to intercompany construction contracts of $11.8 million and $11.6 million, respectively, which are eliminated in consolidation.

The following table summarizes key balance sheet data by segment (in thousands):

	Retail Real Estate	Office Real Estate	Other	Total
September 30, 2026
Real estate investments, at cost	$815,328	$794,092	$194,858	$1,804,278
Equity method investments	2,034	55,748	—	57,782

December 31, 2025
Real estate investments, at cost	$838,426	$787,222	$194,342	$1,819,990
Equity method investments	1,687	46,239	—	47,926

4. Discontinued Operations

The financial results attributable to the general contracting and real estate services, multifamily, and real estate financing segments for all periods presented have been classified as discontinued operations within the consolidated financial statements.

Major assets and liabilities related to discontinued operations as of September 30, 2026 and December 31, 2025 are shown below (in thousands):

	September 30, 2026
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
ASSETS
Net real estate investments	$—	$157,958	$—	$157,958
Cash and cash equivalents	—	4,903	—	4,903
Restricted cash	—	2,916	—	2,916
Accounts receivable, net	—	296	—	296
Notes receivable, net	—	—	14,380	14,380
Acquired lease intangible assets, net	—	452	—	452
Other assets	—	1,072	—	1,072
Total assets of discontinued operations held for sale	$—	$167,597	$14,380	$181,977
LIABILITIES
Indebtedness, net	$—	$75,911	$—	$75,911
Accounts payable and accrued liabilities	—	2,335	—	2,335
Other liabilities	—	189	—	189
Total liabilities of discontinued operations held for sale	$—	$78,435	$—	$78,435

	December 31, 2025
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
ASSETS
Net real estate investments	$185	$616,645	$—	$616,830
Cash and cash equivalents	1,802	8,408	—	10,210
Restricted cash	—	1,608	—	1,608
Accounts receivable, net	19	1,429	—	1,448
Notes receivable, net	—	—	128,674	128,674
Construction receivables, including retentions, net	19,337	—	—	19,337
Construction contract costs and estimated earnings in excess of billings	3,666	—	—	3,666
Finance leases right-of-use assets, net	—	9,934	—	9,934
Acquired lease intangible assets, net	—	1,198	—	1,198
Other assets	4,951	2,680	—	7,631
Total assets of discontinued operations held for sale	$29,960	$641,902	$128,674	$800,536

LIABILITIES
Indebtedness, net	$—	$242,171	$—	$242,171
Accounts payable and accrued liabilities	—	3,372	—	3,372
Construction payables, including retentions	26,950	—	—	26,950
Billings in excess of construction contract costs and estimated earnings	3,474	—	—	3,474
Finance lease liabilities	—	8,642	—	8,642
Other liabilities	175	1,708	10	1,893
Total liabilities of discontinued operations held for sale	$30,599	$255,893	$10	$286,502

Summarized results of discontinued operations for the three and nine months ended September 30, 2026 and 2025 are shown below (in thousands):

	Three Months Ended September 30, 2026
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
Rental revenues	$—	$3,599	$—	$3,599
Interest income (real estate financing)	—	—	—	—
Rental expenses	—	(1,816)	—	(1,816)
Real estate taxes	—	(304)	—	(304)
Interest expense (real estate financing)(1)	—	—	(509)	(509)
Depreciation and amortization, net	—	—	—	—
General and administrative expenses	—	(20)	—	(20)
Impairment of real estate assets(2)	—	(3,442)	—	(3,442)
(Loss) gain on disposition, net	—	250	—	250
Non-operating income and expenses(3)(4)	—	(1,170)	73	(1,097)
Loss before taxes	—	(2,903)	(436)	(3,339)
Income tax provision from discontinued operations	—	—	—	—
Loss from discontinued operations, net of tax	$—	$(2,903)	$(436)	$(3,339)
Less: Net (income) loss from discontinued operations available to noncontrolling interests
Investment entities				—
Operating Partnership				—
Net loss from discontinued operations available to AH Realty Trust, Inc.				$(3,339)

(1) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 8.
(2) Impairment of real estate assets recognized for the three months ended September 30, 2026 represents impairment of The Everly and Solis Gainesville II.
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

	Three Months Ended September 30, 2025
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
Rental revenues	$—	$15,616	$—	$15,616
General contracting and real estate services revenues	23,193	—	—	23,193
Interest income (real estate financing)	—	—	3,851	3,851
Rental expenses	—	(5,530)	—	(5,530)
Real estate taxes	—	(1,388)	—	(1,388)
General contracting and real estate services expenses	(21,128)	—	—	(21,128)
Interest expense (real estate financing)(1)	—	—	(2,151)	(2,151)
Depreciation and amortization, net	(16)	(5,190)	—	(5,206)
General and administrative expenses	(214)	(79)	—	(293)
Impairment of real estate assets	—	(55)	—	(55)
Non-operating income and expenses(2)(3)	214	(5,365)	(102)	(5,253)
(Loss) income before taxes	2,049	(1,991)	1,598	1,656
Income tax benefit from discontinued operations	(191)	—	—	(191)
Income from discontinued operations, net of tax	$1,858	$(1,991)	$1,598	$1,465
Less: Net (income) loss from discontinued operations available to noncontrolling interests
Investment entities				—
Operating Partnership				—
Net income from discontinued operations available to AH Realty Trust, Inc.				$1,465
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

	Nine Months Ended September 30, 2026
	General Contracting and Real Estate Services(1)	Multifamily Real Estate(1)	Real Estate Financing	Total
Rental revenues	$—	$31,107	$—	$31,107
General contracting and real estate services revenues	18,829	—	—	18,829
Interest income (real estate financing)	—	—	7,217	7,217
Rental expenses	—	(11,337)	—	(11,337)
Real estate taxes	—	(3,668)	—	(3,668)
General contracting and real estate services expenses	(18,634)	—	—	(18,634)
Interest expense (real estate financing)(2)	—	—	(2,268)	(2,268)
Depreciation and amortization, net	(30)	(7,971)	—	(8,001)
General and administrative expenses	(625)	(264)	—	(889)
Impairment of real estate assets(3)	—	(24,322)	(42,719)	(67,041)
(Loss) gain on disposition, net	(2,227)	19,794	—	17,567
Non-operating income and expenses(4)(5)	138	(12,319)	2,163	(10,018)
Loss before taxes	(2,549)	(8,980)	(35,607)	(47,136)
Income tax provision from discontinued operations	(3,359)	—	—	(3,359)
Loss from discontinued operations, net of tax	$(5,908)	$(8,980)	$(35,607)	$(50,495)
Less: Net (income) loss from discontinued operations available to noncontrolling interests
Investment entities				—
Operating Partnership				—
Net loss from discontinued operations available to AH Realty Trust, Inc.				$(50,495)
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
(3) Impairment of real estate assets recognized for the nine months ended September 30, 2026 represents impairment of the note receivable secured by the Solis Peachtree Corners, Solis North Creek, and Solis Kennesaw real estate financing investments of $4.4 million, $1.0 million, and $37.3 million, respectively, and impairment of the multifamily assets The Everly and Solis Gainesville II of $15.6 million and Greenside Apartments of $8.7 million.
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

	Nine Months Ended September 30, 2025
	General Contracting and Real Estate Services	Multifamily Real Estate	Real Estate Financing	Total
Rental revenues	$—	$43,663	$—	$43,663
General contracting and real estate services revenues	101,782	—	—	101,782
Interest income (real estate financing)	—	—	11,260	11,260
Rental expenses	—	(14,733)	—	(14,733)
Real estate taxes	—	(4,143)	—	(4,143)
General contracting and real estate services expenses	(96,970)	—	—	(96,970)
Interest expense (real estate financing)(1)	—	—	(5,792)	(5,792)
Depreciation and amortization, net	(113)	(14,370)	—	(14,483)
General and administrative expenses	(2,040)	(261)	—	(2,301)
Impairment of real estate assets	—	(55)	—	(55)
Non-operating income and expenses(2)(3)	340	(11,688)	(260)	(11,608)
Income before taxes	2,999	(1,587)	5,208	6,620
Income tax benefit from discontinued operations	185	—	—	185
Income from discontinued operations, net of tax	$3,184	$(1,587)	$5,208	$6,805
Less: Net (income) loss from discontinued operations available to noncontrolling interests
Investment entities				—
Operating Partnership				—
Net income from discontinued operations available to AH Realty Trust, Inc.				$6,805
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

General Contracting and Real Estate Services

Exit and Disposal Costs

On April 27, 2026, the Company executed a purchase and sale agreement to sell its general contracting and real estate services business for aggregate economic consideration of $2.4 million, which subsequently closed on April 30, 2026. Economic consideration included assumed severance contracts with certain members of the general contracting and real estate services management, as well as GAAP consideration of a nominal amount of cash and a note receivable recorded at fair value of $0.8 million. The note receivable has a stated principal amount of $0.8 million, matures three years from the closing date, bears no interest for the first 24 months following closing, and thereafter bears interest at the WSJ prime rate plus 2%, with interest payable monthly in arrears. The difference between the stated principal amount and the initial fair value of the note receivable was recorded as a discount of less than $0.1 million and will be accreted to interest income over the 3-year term of the note.

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

The Company accelerated vesting of 47,784 outstanding stock‑based compensation awards held by employees who transferred to the buyer in connection with the transaction. Following the disposition, the Company entered into a 90-day transition services agreement to provide human resources, payroll, and information technology services to the buyer. Amounts related to the transition services arrangement were not material for the three and nine months ended September 30, 2026.

The Company also retained certain limited indemnification obligations and other retained exposures under the purchase and sale agreement relating to work performed under the prior ownership structure. Retained balances arising from the disposition, including the note receivable and other post-closing receivables or obligations, are presented in the appropriate balance sheet captions.

Construction Contracts

Construction contract costs and estimated earnings in excess of billings represent reimbursable costs and amounts earned under contracts in progress as of the balance sheet date. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the project. Following the disposition of the general contracting and real estate services business, all construction contract costs and estimated earnings in excess of billings were disposed, and no further contracts are expected to be billed or collected as of September 30, 2026.

Billings in excess of construction contract costs and estimated earnings represent billings or collections on contracts made in advance of revenue recognized.

The following table summarizes the changes to the balances in the Company’s construction contract costs and estimated earnings in excess of billings account and the billings in excess of construction contract costs and estimated earnings account for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings	Construction contract costs and estimated earnings in excess of billings	Billings in excess of construction contract costs and estimated earnings
Beginning balance	$3,666	$3,474	$6	$5,871
Revenue recognized that was included in the balance at the beginning of the period	—	(3,474)	—	(5,871)
Increases due to billings, excluding amounts recognized as revenue during the period	—	3,376	—	7,724
Transferred to receivables	(3,667)	—	(6)	—
Construction contract costs and estimated earnings not billed during the period	273	—	2,638	—
Changes due to cumulative catch-up adjustment arising from changes in the estimate of the stage of completion	—	(14)	—	(1,969)
Disposed of as a result of the general contracting and real estate services disposition	(272)	(3,362)	$—	$—
Ending balance	$—	$—	$2,638	$5,755

The Company deferred pre-contract costs when such costs were directly associated with specific anticipated contracts and their recovery was probable. Deferred pre-contract costs included in the construction business were $2.6 million at the date of the sale on April 30, 2026. No deferred pre-contract costs remained on the Company's balance sheet as of September 30, 2026. Pre-contract costs of $2.4 million were deferred as of December 31, 2025. Amortization of pre-contract costs for the nine months ended September 30, 2026 and 2025 was less than $0.1 million and less than $0.1 million, respectively.

Construction receivables and payables include retentions, which are amounts that are generally withheld until the completion of the contract or the satisfaction of certain restrictive conditions such as fulfillment guarantees. As of the date of the sale on April 30, 2026, construction receivables included retentions of $4.0 million. No construction receivables or retentions remained on the Company's balance sheet as of September 30, 2026. As of December 31, 2025, construction receivables included retentions of $5.7 million. As of the date of the sale on April 30, 2026, construction payables included retentions of $5.8 million. No construction payables or retentions remained on the Company's balance sheet as of September 30, 2026. As of December 31, 2025, construction payables included retentions of $7.4 million. Following the disposition of the general contracting and real estate services business, all construction receivables and payables, including retentions, were disposed, and no further receivables are expected to be collected or payables expected to settle as of September 30, 2026.

The Company’s net position on uncompleted construction contracts comprised the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Costs incurred on uncompleted construction contracts	$798,767	$958,225
Estimated earnings	22,125	32,338
Billings	(823,982)	(990,371)
Disposed of as a result of the general contracting and real estate services disposition	3,090	—
Net position	$—	$192

Construction contract costs and estimated earnings in excess of billings	$—	$3,666
Billings in excess of construction contract costs and estimated earnings	—	(3,474)
Net position	$—	$192
As of the date of the sale on April 30, 2026, construction contract costs and estimated earnings in excess of billings was $0.3 million and billings in excess of construction contract costs and estimate earnings was $3.4 million. As of September 30, 2026, the Company has no uncompleted construction contracts. A negative net position indicates that billings exceed costs and recognized profits. Changes in the net position from December 31, 2025 primarily reflect the Company's disposal of the general contracting and real estate services business, as well as project progress, timing of customer billings, and costs incurred on ongoing contracts.

The Company’s balances and changes in construction contract price allocated to unsatisfied performance obligations (backlog) as of September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Beginning backlog	$—	$106,562
New contracts/change orders	—	511
Work performed	—	(23,181)
Contracts disposed as a result of the general contracting disposition	—	—
Ending backlog	$—	$83,892

Related Party Transactions

The Company provided general contracting services to Harbor Point Parcel 3. See Note 7 for more information. During the three and nine months ended September 30, 2026, the Company did not recognize any gross profit relating to Harbor Point Parcel 3.

Real Estate Financing

Notes Receivable

The Company had the following notes receivable outstanding as of September 30, 2026 and December 31, 2025 ($ in thousands):

		Outstanding loan amount
		September 30, 2026			December 31, 2025
Real Estate Financing Project	Maturity Date	Principal	Accrued interest and fees(1)	Total loan amount(2)	Total loan amount(2)	Maximum principal commitment	Interest rate		Interest compounding
Solis Kennesaw	5/25/2027	$14,380	$—	$14,380	$50,437	$37,870	14.0%	(3)	Annually
Solis Peachtree Corners(4)	10/27/2027	—	—	—	38,434	—	9.0%	(3)	Annually
The Allure at Edinburgh(5)	1/16/2028	—	—	—	11,678	—	10.0%	(6)	None
Solis North Creek(4)	8/8/2030	—	—	—	30,039	—	12.0%	(3)	Annually
Total preferred equity		$14,380	$—	$14,380	$130,588	$37,870
Allowance for credit losses (7)				—	(1,914)
Total notes receivable				$14,380	$128,674
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

Interest on the notes receivable is accrued and funded utilizing the interest reserves for each loan and such accrued interest is generally added to the loan receivable balances. The Company recognized interest income for the three and nine months ended September 30, 2026 and 2025 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
Real Estate Financing Project	2026	2025		2026		2025
Solis Gainesville II(1)	$—	$398	(2)(3)	$—		$1,184	(2)(3)
Solis Kennesaw	—	1,077	(2)(3)	1,217	(2)	3,798	(2)(3)
Solis Peachtree Corners(4)	—	1,378	(2)(3)	465	(2)	3,831	(2)(3)
The Allure at Edinburgh(5)	—	232		5,240		732
Solis North Creek(4)	—	767	(3)	294		1,717	(3)
Total interest income	$—	$3,852		$7,216		$11,262
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

Allowance for Loan Losses

The Company is exposed to credit losses primarily through its real estate financing investment. As of September 30, 2026, the Company had one real estate financing investment, Solis Kennesaw, which is secured by a development project in lease-up. The project is subject to a loan that is senior to the Company’s loan. Interest on the loan is paid in kind and is generally not expected to be paid until a sale of the project after completion of the development.

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

During the current year, the Company updated the risk ratings for its notes receivables and obtained industry loan loss data relative to these risk ratings. In the first quarter, Solis Kennesaw was classified as held for sale. For the nine months ended September 30, 2026, the Company recorded $37.3 million in impairment due to the stabilization status of the investment and recent market data, and the investment was subsequently redeemed on October 29, 2026. Additionally, Solis North Creek and Solis Peachtree Corners were classified as held for sale in the first quarter, resulting in impairment recorded of $1.0 million and $4.4 million, respectively, and were subsequently sold on March 27, 2026. See Note 6 for further information.

The Company's analysis resulted in no allowance for loan losses as of September 30, 2026, as the loan was classified as held for sale.

At September 30, 2026, the Company reported $14.4 million of notes receivable. At December 31, 2025, the Company reported $128.7 million of notes receivable, net of allowances of $1.9 million. Changes in the allowance for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Funded	Unfunded	Total	Funded	Unfunded	Total
Beginning balance	$1,914	$10	$1,924	$1,852	$509	$2,361
Unrealized credit loss provision (release)	174	1	175	395	(467)	(72)
Release due to disposition	(1,204)	(7)	(1,211)	—	—	—
Reductions due to intent to sell	(710)	(3)	(713)	—	—	—
Release due to redemption	(174)	(1)	(175)	(210)	(31)	(241)
Ending balance	$—	$—	$—	$2,037	$11	$2,048

The Company places loans on non-accrual status when the loan balance, together with the balance of any senior loan, approximately equals the estimated realizable value of the underlying development project. As of September 30, 2026, Solis Kennesaw is on non-accrual status.

Unfunded Loan Commitments

The Company has certain commitments related to a notes receivable investment that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of September 30, 2026, the Company had one note receivable, Solis Kennesaw, with a total of $2.0 million of unfunded commitments, all of which relates to unfunded contingencies. Subsequent to September 30, 2026, the investment was repaid in full and, as a result, the Company no longer has any obligation to provide contingency funding. As of September 30, 2026, the Company had no CECL allowance that relates to the unfunded commitments.

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

Rental revenue for the three and nine months ended September 30, 2026 and 2025 comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Base rent and tenant charges	$50,162	$49,719	$150,195	$144,844
Accrued straight-line rental adjustment	1,743	2,984	5,727	7,786
Lease incentive amortization	(37)	(50)	(120)	(166)
(Above) below market lease amortization, net	455	455	1,386	1,546
Total rental revenue	$52,323	$53,108	$157,188	$154,010

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

On May 20, 2026, the Company completed the First Closing of the Multifamily Portfolio Sale for gross proceeds of $485.0 million. As a result of the transaction, the Company funded $6.4 million in escrow amounts pertaining to various real estate tax estimates, prorations, and post-closing adjustments as agreed upon within the purchase and sale agreement. After transaction costs of $8.5 million, the Company recognized a net gain on disposition of $19.1 million, of which a $0.7 million loss relates to the retail and office properties and is presented in loss on real estate dispositions, net, and $19.8 million gain relates to the multifamily properties and is presented in income from discontinued operations on the condensed consolidated statements of comprehensive (loss) income. The following properties were included in this disposition:

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

The Company expects to complete the disposition of the remaining assets included in the Multifamily Portfolio Sale as follows: Greenside Apartments in November 2026 and Premier Apartments by mid-2027. As a result, the following properties are classified as held for sale as of September 30, 2026:

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

Under the terms of the Multifamily Portfolio Sale, the contractual sales price of Greenside Apartments is $50.0 million. In accordance with applicable guidance for long-lived assets, management evaluated the carrying value of the asset and determined that its estimated fair value less costs to sell was below its carrying amount. As a result, the Company recorded impairment of $8.7 million for the nine months ended as of September 30, 2026.

As part of the strategic repositioning announced on February 16, 2026, the Company has also been actively marketing the remainder of the multifamily portfolio, and executed a purchase and sale agreement on July 17, 2026. The assets included in this purchase and sale agreement are the following as of September 30, 2026:

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

Under the terms of the purchase and sale agreement for these two assets entered into on July 17, 2026, the contractual sale price of the two assets combined is $95.5 million. The agreement was subsequently amended to provide for a $5.5 million closing credit, thereby further reducing the fair value of the assets. In accordance with applicable guidance for long-lived assets, management evaluated the carrying value of the assets and determined that their estimated fair value less costs to sell were below their carrying amounts. As a result, the Company recorded impairment of $3.4 million and $15.6 million, respectively, for the three and nine months ended as of September 30, 2026.

During the three months ended June 30, 2026, management determined that certain prospective development projects no longer met the Company's investment and strategic criteria and ceased pursuit of these opportunities. As a result, the Company recorded an impairment charge of $1.8 million to write off capitalized predevelopment, planning, and pursuit costs associated with these projects.
7. Equity Method Investments

Harbor Point Parcel 3

The Company owns a 50% interest in Harbor Point Parcel 3, a joint venture with Beatty Development Group, for purposes of developing T. Rowe Price's new global headquarters office building in Baltimore, Maryland. The Company is a noncontrolling partner in the joint venture and served as the project's general contractor. During the nine months ended September 30, 2026, the Company invested $10.6 million in Harbor Point Parcel 3, and received distributions of $1.5 million. No investment was made during the three months ended September 30, 2026. As of September 30, 2026, the Company has invested a total of $60.8 million.

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

As of September 30, 2026 and December 31, 2025, the outstanding balance on the revolving credit facility was $19.0 million and $241.0 million, respectively. The outstanding balance on the term loan facility was $350.0 million as of September 30, 2026 and December 31, 2025. As of September 30, 2026, the effective interest rates on the revolving credit facility and the term loan facility, before giving effect to interest rate swaps, were 5.41% and 5.31%, respectively. After giving effect to interest rate swaps, the effective interest rates on the revolving credit facility and the term loan facility were 4.54% and 4.55%, respectively, as of September 30, 2026. The Operating Partnership may, at any time, voluntarily prepay any loan under the credit facility in whole or in part without premium or penalty.

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

As of each of September 30, 2026 and December 31, 2025, the outstanding balance on the M&T term loan facility was $135.0 million. As of September 30, 2026, the effective interest rate on the M&T term loan facility, before giving effect to interest rate swaps, was 5.31%. After giving effect to interest rate swaps, the effective interest rate on the M&T term loan facility was 4.78% as of September 30, 2026. The Operating Partnership may, at any time, voluntarily prepay the M&T term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

As of each of September 30, 2026 and December 31, 2025, the outstanding balance on the TD term loan facility was $95.0 million. As of September 30, 2026, the effective interest rate on the TD term loan facility was 5.41%. The Operating Partnership may, at any time, voluntarily prepay the TD term loan facility in whole or in part without premium or penalty, provided certain conditions are met.

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

As of September 30, 2026, the outstanding balance of the Notes was $115.0 million.

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

As of September 30, 2026, the Company held the following floating-to-fixed interest rate swaps ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Floating Rate Pool of Loans	$150,000	(1)	1-month SOFR	2.50%	3.96%	1/2/2025	1/1/2027
M&T Unsecured Term Loan	100,000	(2)	1-month SOFR	3.50%	4.90%	12/6/2022	12/6/2027
Senior Unsecured Term Loan	100,000	(3)	1-month SOFR	3.43%	4.83%	4/1/2024	1/21/2028
Thames Street Wharf Loan	65,103	(2)(4)	Daily SOFR	3.86%	5.26%	9/30/2026	9/30/2031
Total Effective Swaps	$415,103
________________________________________
(1) The Company paid $4.6 million to reduce the swap fixed rate on January 3, 2025.
(2) Designated as a cash flow hedge.
(3) The Company novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024 and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid on September 27, 2024, the $67.9 million swap on the senior unsecured loan increased to $79.0 million. Once the Liberty Retail & Apartments loan was repaid on May 20, 2026, the $79.0 million swap on the senior unsecured loan increased to $100.0 million.
(4) The Company entered into a swap on May 28, 2026 with an effective date of September 30, 2026. This swap has replaced the previous swap assigned to the loan secured by Thames Street Wharf at the effective date of the loan's extension.

For the interest rate swaps and caps designated as cash flow hedges, realized gains and losses are reclassified out of accumulated other comprehensive income to interest expense in the condensed consolidated statements of comprehensive (loss) income due to payments received from and paid to the counterparty. During the next 12 months, the Company anticipates recognizing approximately $1.1 million of net hedging gains as reductions to interest expense. These amounts will be reclassified from accumulated other comprehensive income into earnings to offset the variability of the hedged items during this period.

The Company’s derivatives were comprised of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Derivatives not designated as accounting hedges
Interest rate swaps	$250,000	$2,020	$—	$1,070,000	$7,496	$(307)
Derivatives designated as accounting hedges
Interest rate swaps	165,103	3,429	—	163,007	1,161	(418)
Total derivatives	$415,103	$5,449	$—	$1,233,007	$8,657	$(725)

The unrealized changes in the fair value of the Company’s derivatives during the three and nine months ended September 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate swaps	$1,950	$(8,004)	$(1,286)	$(18,892)
Total unrealized change in fair value of interest rate derivatives	$1,950	$(8,004)	$(1,286)	$(18,892)
Comprehensive (loss) gain income statement presentation:
Change in fair value of derivatives and other	$(882)	$(8,103)	$(5,168)	$(17,575)
Unrealized cash flow hedge (losses) gains	2,832	99	3,882	(1,317)
Total unrealized change in fair value of interest rate derivatives	$1,950	$(8,004)	$(1,286)	$(18,892)

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

During the nine months ended September 30, 2026, the Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of October 30, 2026.

On January 2, 2026, the Company elected to satisfy a redemption request by a holder of 20,000 Common OP Units through the issuance of an equal number of shares of common stock.

Noncontrolling Interests

As of September 30, 2026 and December 31, 2025, the Company held a 74.8% and 78.5%, respectively, economic interest in the Operating Partnership. As of September 30, 2026, the Company also held a preferred interest in the Operating Partnership in the form of preferred units with a liquidation preference of $171.1 million. The Company is the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 74.8% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership. Noncontrolling interests in the Operating Partnership represent units of limited partnership interest in the Operating Partnership not held by the Company. As of September 30, 2026, there were 21,350,623 Common OP Units and 3,504,771 LTIP Units (as defined below) not held by the Company. The Company's financial position and results of operations are the same as those of the Operating Partnership. See Note 11 for a description of LTIP Units.

Additionally, the Operating Partnership owns a majority interest in certain non-wholly owned operating and development properties. The noncontrolling interest in investment entities was $11.5 million and $8.5 million as of September 30, 2026 and December 31, 2025, respectively, which represents the minority partners' interest in certain consolidated real estate entities.

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

During the nine months ended September 30, 2026, the Company repurchased 6.4 million shares of common stock for a total of $38.2 million, at a weighted average price of $5.96 per share. During the nine months ended September 30, 2026, the Company did not purchase any shares of Series A Preferred Stock. As of September 30, 2026, $49.2 million remained available for repurchases under the Share Repurchase Program.

Dividends and Distributions

During the nine months ended September 30, 2026, the following dividends/distributions were declared or paid:

Equity type	Declaration Date	Record Date	Payment Date	Dividends per Share/Unit	Aggregate Dividends/Distributions on Stock and Units (in thousands)
Common Stock / Common Units	11/21/2025	12/31/2025	01/08/2026	$0.140	$14,293
Common Stock / Common Units	03/05/2026	03/26/2026	04/02/2026	0.140	13,721
Common Stock / Common Units	05/12/2026	06/24/2026	07/02/2026	0.140	13,643
Common Stock / Common Units	09/17/2026	09/30/2026	10/08/2026	0.140	13,536
Series A Preferred Stock	11/21/2025	01/01/2026	01/15/2026	0.421875	2,887
Series A Preferred Stock	03/05/2026	04/01/2026	04/15/2026	0.421875	2,887
Series A Preferred Stock	05/12/2026	07/01/2026	07/15/2026	0.421875	2,887
Series A Preferred Stock	09/17/2026	10/01/2026	10/15/2026	0.421875	2,887

11. Stock-Based Compensation

The Company’s Second Amended and Restated 2013 Equity Incentive Plan, as amended (the "Equity Plan"), permits the grant of restricted stock awards, stock options, stock appreciation rights, LTIP Units, performance units, and other equity-based awards up to an aggregate of 6,900,000 shares of common stock. As of September 30, 2026, there were 692,613 shares available for issuance under the Equity Plan. Items disclosed throughout this footnote include award data for employees associated with discontinued operations. Refer to Note 4 for additional detail related to vesting of awards for these employees in connection with the sale of the general contracting and real estate services business.

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

The fair value of the restricted stock awards was determined using the closing stock price as of the day before the grant date.

A summary of the unvested restricted shares is as follows:

	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	146,493	$9.68	165,497	$11.81
Granted	87,214	6.32	386,254	8.73
Vested	(173,456)	8.90	(381,711)	9.92
Forfeited	(8,402)	8.72	(15,785)	9.66
Unvested as of September 30	51,849	$6.79	154,255	$8.98

During the three months ended September 30, 2026 and 2025, in connection with the vesting of restricted stock awards, employees tendered 1,935 and zero shares, respectively, to satisfy minimum statutory tax withholding obligations. As of September 30, 2026, the total unrecognized compensation expense related to unvested shares of restricted stock was $0.2 million, which the Company expects to recognize over a weighted average period of 11 months.

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
•2025 Consultant:
◦Granted in August 2025, these units vested 100% in August 2026, following the first anniversary of the original grant date.
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
•2026 Consultant:
◦Granted in August 2026, these units vest 100% on the first anniversary of the grant date, subject to continued service to the Company.

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

A summary of the unvested LTIP Unit awards is as follows:

	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	2,111,445	$5.84	119,872	$9.66
Granted	1,354,168	4.98	2,121,648	6.44
Vested	(197,740)	6.12	(130,075)	8.87
Forfeited	—	—	—	—
Unvested as of September 30	3,267,873	$5.47	2,111,445	$6.47

During the three months ended September 30, 2026 and 2025, there were no LTIP Units tendered to satisfy minimum statutory tax withholding obligations. As of September 30, 2026, the total unrecognized compensation expense related to unvested LTIP Units was $8.8 million, which the Company expects to recognize over a weighted average period of 30 months.

Performance Unit Awards

The Company endeavors to further align the incentives of certain members of management with its long-term investors by awarding a portion of their equity compensation in the form of multi-year performance unit awards that use the level of achievement of the total shareholder return as the primary metric ("Performance Units"). Vesting of 50% of the target award is based solely on continued employment and vesting of the remainder of the award (50%) is based on the Company’s relative TSR performance over the 3-year period following execution of each agreement. The Performance Units may convert into shares of common stock at a range of 0% to 200% of the number of Performance Units granted contingent upon the participant’s continued employment and the Company’s relative total stockholder return ("TSR") at specified percentiles of the peer group. At the end of the Performance Units’ measurement period, if the applicable criterion are met, Performance Units generally vest two-fifths on the last day of the three-year performance period, and the remaining three-fifths in equal amounts on the first three anniversaries following the end of the three-year performance period, subject to continued service to the Company and certain market conditions. For unvested Performance Units granted in 2021 and prior, vesting of 50% of the target award is based on absolute TSR and vesting of the remainder of the award (50%) is based on relative TSR. Awards granted in 2021 and prior are fully vested as of September 30, 2026. Unvested Performance Units are entitled to accumulate distributions from their grant date, payable in cash or in additional shares of common stock upon issuance of the common stock to which those dividends relate.

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

A summary of the unvested Performance Unit awards is as follows:

	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1	103,000	$11.92	110,375	$11.98
Granted(1)	—	—	45,000	10.45
Vested(2)	(4,500)	14.87	—	—
Forfeited	(38,000)	9.67	(9,625)	11.68
Unvested as of September 30	60,500	$13.12	145,750	$11.53
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

During the three months ended September 30, 2026, there were no Performance Units tendered by employees to satisfy minimum statutory tax withholding obligations. During the three months ended September 30, 2025, in connection with the vesting of Performance Units, zero shares of common stock were tendered by employees to satisfy minimum statutory tax withholding obligations. As of September 30, 2026, the total unrecognized compensation expense related to unvested Performance Units was $0.2 million, which the Company expects to recognize over a weighted average period of 28 months.

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Indebtedness, net(1)	$957,297	$951,420	$1,289,056	$1,288,947
Liabilities of discontinued operations(2)(3)	76,496	73,409	243,658	231,823
Notes receivable, net	7,866	7,866	—	—
Assets of discontinued operations(4)	14,380	14,380	128,674	128,674
Interest rate swaps, net	5,449	5,449	7,932	7,932
________________________________________
(1) Excludes $3.8 million and $5.1 million of deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.

(2) Liabilities of discontinued operations represent mortgages payable secured by assets presented as discontinued operations.
(3) Excludes $0.6 million and $1.5 million of deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.
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

Guarantees

In connection with certain of the Company's equity method investments, the Company has made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of September 30, 2026, the Company had no outstanding guarantee liabilities.

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

Equity

On October 1, 2026, the Company elected to satisfy a redemption request by a holder of 25,000 Common OP Units through the issuance of an equal number of shares of common stock.

Indebtedness and Derivative Financial Instruments

From October 1, 2026 through November 4, 2026, the Company had net borrowings of $14.0 million on the revolving credit facility.

On October 28, 2026, the Company refinanced the non-recourse loan secured by the Constellation Energy Building, extending the maturity date to October 28, 2029. In conjunction with the refinancing, the Company executed a $121.8 million notional derivative swap effective October 28, 2026, with a maturity date aligned with the maturity of the refinanced loan, fixing the effective rate of the loan to 6.36%.

On October 28, 2026, the Company recast its credit facilities, including the M&T term loan facility and the TD Bank term loan facility, as described in Note 8, which is now comprised of the following: a $150.0 million revolving credit facility with a 5 year maturity, a $200.0 million term loan with a 4 year maturity, and a $200.0 million term loan with a 5 year maturity. As part of the recast, we reduced the borrowing capacity of the revolving credit facility to better align its capacity with our anticipated business and liquidity needs. The Company also entered into a $100.0 million term loan with a 7 year term. The recast credit facility includes an accordion feature that allows the total commitments to be increased to $1.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The recasting is intended to simplify the Company's capital structure and extend maturities. The terms and covenants remain materially similar to those in the previous facilities. In conjunction with the recasting, the Company executed $150.0 million notional derivative swaps effective October 28, 2026, with maturity dates aligned with the maturity of the recast term loans, fixing the weighted average interest rate of the recast facility to 4.93%.

On October 30, 2026, the Company entered into two derivative swaps with an aggregate notional amount of $150.0 million. The swaps become effective January 1, 2027, fix SOFR at 4.45%, and mature on October 28, 2031.

Discontinued Operations

On October 29, 2026, the Company fully realized a total of $15.7 million for the real estate financing investment secured by Solis Kennesaw, and used the proceeds to repay debt.

On October 30, 2026, the Company sold The Everly and Solis Gainesville II multifamily assets, for a purchase price of $95.5 million, and used the proceeds to repay the loan secured by The Everly and the credit facility.

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

On March 13, 2026, certain wholly owned subsidiaries of the Company entered into a purchase and sale agreement with an unrelated third-party to sell eleven out of the Company's fourteen multifamily properties for a combined purchase price of $562.0 million in cash, subject to certain adjustments, with a $15.0 million non-refundable deposit (the "Multifamily Portfolio Sale"). The Multifamily Portfolio Sale is not contingent on the receipt of financing by the buyer. On May 20, 2026, the Company completed the disposition of nine properties, which included the disposition of retail components of five of the properties and the office component of one of the properties, for aggregate proceeds of $485.0 million (the "First Closing"). The nine properties that were disposed of were: (1) Encore Apartments, (2) The Cosmopolitan, (3) Allied | Harbor Point, (4) 1405 Point Street, (5) 1305 Dock Street, (6) Chronicle Mill Apartments, (7) Chandler Residences, (8) The Edison and (9) Liberty Apartments. The Company expects to complete the disposition of the remaining assets included in the Multifamily Portfolio Sale as follows: Greenside Apartments in November 2026 and Premier Apartments by mid-2027. Two of the Company's other multifamily assets, The Everly and Solis Gainesville II, closed on October 30, 2026 for a purchase price of $95.5 million.

In addition, on March 27, 2026, the Company sold two of the real estate financing investments and on April 30, 2026, the investment secured by The Allure at Edinburgh was fully redeemed. The remaining investment, Solis Kennesaw, was fully redeemed on October 29, 2026.

There can be no assurances that the Multifamily Portfolio Sale, including Greenside Apartments and Premier Apartments, or the sale of the Company's other assets will occur on the timeline or on the terms the Company anticipates, if at all.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Item 1 of this Quarterly Report on Form 10-Q. All historical financial information has been retrospectively adjusted to reflect the general contracting and real estate services, multifamily, and real estate financing businesses as discontinued operations. The decision to exit these segments resulted in the reclassification of approximately $3.6 million in revenue for the three months ended September 30, 2026 to discontinued operations.

Operating Segments

Following the discontinuation of the general contracting and real estate services, multifamily, and real estate financing segments, we operate our business through two reportable segments:

1.Retail real estate: The Company’s retail portfolio is concentrated in high-barrier-to-entry markets and is anchored by credit-worthy tenants, including grocery stores and big-box retailers. As of September 30, 2026, the retail portfolio had a leased occupancy level of 95.0%, and renewal spreads (on a GAAP basis) of 11.6% .

2.Office real estate: The office portfolio consists primarily of Class A office space located in mixed-use town centers, such as the Town Center of Virginia Beach and Harbor Point in Baltimore. The segment continues to benefit from the "flight to quality" trend, maintaining a leased occupancy level of 96.6% and renewal spreads (on a GAAP basis) of 22.8%.

Third Quarter 2026 and Recent Highlights

The following highlights our results of operations and significant transactions for the three months ended September 30, 2026 and other recent developments:

•On October 28, 2026, the Company refinanced the loan secured by the Constellation Energy Building, extending the maturity date to October 28, 2029. In conjunction with the refinancing, the Company executed a $121.8 million notional derivative swap effective October 28, 2026, with a maturity date aligned with the maturity of the refinanced loan, fixing the effective rate of the loan to 6.36%.
•
•On October 28, 2026, the Company recast its credit facility, including the M&T term loan facility and the TD Bank term loan facility, as described in Note 8 to our condensed consolidated financial statements, which is now comprised of the following: a $150.0 million revolving credit facility with a 5 year maturity, a $200.0 million term loan with a 4 year maturity, and a $200.0 million term loan with a 5 year maturity. As part of the recast, we reduced the borrowing capacity of the revolving credit facility to better align its capacity with our anticipated business and liquidity needs. The Company also entered into a $100.0 million term loan with a 7 year term. The recast credit facility includes an accordion feature that allows the total commitments to be increased to $1.0 billion, subject to certain conditions, including obtaining commitments from any one or more lenders. The recasting is intended to simplify the Company's capital structure and extend maturities. The terms and covenants remain materially similar to those in the previous facilities. In conjunction with the recasting, the Company executed $150.0 million notional derivative swaps effective October 28, 2026, with maturity dates aligned with the maturity of the recast term loans, fixing the weighted average interest rate of the recast facility to 4.93%.

•On October 29, 2026, the Solis Kennesaw real estate financing investment was fully redeemed for $15.7 million.

•On October 30, 2026, the Company sold The Everly and Solis Gainesville II multifamily assets, for a purchase price of $95.5 million.

•During the quarter ended September 30, 2026, we repurchased 0.8 million shares of common stock for a total of $4.9 million at an average cost of $6.25 per share, bringing the total for the year to 6.4 million shares repurchased for a total cost of $38.2 million, at an average cost of $5.96 per share.

•Net loss available to common stockholders and holders ("OP Unitholders") of units of limited partnership interest in the Operating Partnership ("OP Units") of $6.6 million, or $0.07 per diluted share, compared to net loss available to common stockholders and OP Unitholders of $3.6 million, or $0.04 per diluted share, for the three months ended September 30, 2025.

•Funds from operations available to common stockholders and OP Unitholders ("FFO") of $15.2 million, or $0.16 per diluted share, compared to $20.2 million, or $0.20 per diluted share, for the three months ended September 30, 2025. See "Non-GAAP Financial Measures."

•FFO, As Adjusted available to common stockholders and OP Unitholders ("FFO, As Adjusted") of $15.3 million, or $0.16 per diluted share, compared to $17.0 million, or $0.17 per diluted share, for the three months ended September 30, 2025. See "Non-GAAP Financial Measures."

•As of September 30, 2026, weighted average stabilized portfolio leased occupancy was 95.7%. Retail leased occupancy decreased 0.1% to 95.0% and office leased occupancy decreased 0.1% to 96.6%.

•As of September 30, 2026, weighted average stabilized portfolio economic occupancy was 90.3%. Retail economic occupancy increased 0.1% to 91.0%, and office economic occupancy decreased 0.9% to 89.6%.

•Executed 14 retail lease renewals and 2 new leases during the third quarter for an aggregate of 86,803 net rentable square feet. Positive spreads on both new leases and renewals:
◦New leasing spreads of 27.5% (GAAP) and 16.5% (Cash).
◦Renewal leasing spreads of 11.6% (GAAP) and 5.8% (Cash).

•Executed 2 office lease renewals and 4 new leases during the third quarter for an aggregate of 29,574 net rentable square feet. Positive spreads on both new leases and renewals:
◦New leasing spreads of 22.8% (GAAP) and 23.3% (Cash).
◦Renewal leasing spreads of 12.4% (GAAP) and 1.5% (Cash).

•Same Store Net Operating Income ("NOI") on a cash basis increased 6.8% for the retail segment and 5.2% for the office segment compared to the quarter ended September 30, 2025.

•During the third quarter of 2026, unrealized losses on non-designated interest rate derivatives that negatively affected FFO were $0.9 million As of September 30, 2026, the value of the Company’s entire interest rate derivative portfolio, net of unrealized losses, was $5.4 million.

Segment Results of Continuing Operations

As of September 30, 2026, we operated our business in two segments: (i) retail real estate and (ii) office real estate.

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

Retail Segment Data

Retail rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Rental revenues	$24,140	$24,785	$(645)	$73,025	$72,896	$129
Property expenses	6,347	6,584	(237)	19,707	19,586	121
Segment NOI	$17,793	$18,201	$(408)	$53,318	$53,310	$8

Retail segment NOI for the three and nine months ended September 30, 2026 was materially consistent with the three and nine months ended September 30, 2025.

Retail Same Store Results

Retail same store results for the three and nine months ended September 30, 2026 and 2025 exclude Allied | Harbor Point Retail, Liberty Retail, The Edison Retail, Point Street Retail, and Chronicle Mill Retail due to being disposed as part of the First Closing of the Multifamily Portfolio Sale. They also exclude Southern Post Retail, which reached stabilization in the third quarter of 2026.

Retail same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Rental revenues	$23,325	$22,296	$1,029	$69,605	$67,643	$1,962
Property expenses	6,375	6,420	(45)	19,508	19,508	—
Same Store NOI, cash basis	$16,950	$15,876	$1,074	$50,097	$48,135	$1,962
GAAP adjustments	446	1,294	(848)	2,759	3,682	(923)
Non-Same Store NOI	397	1,031	(634)	462	1,493	(1,031)
Segment NOI	$17,793	$18,201	$(408)	$53,318	$53,310	$8

Retail same store NOI for the three and nine months ended September 30, 2026 increased $1.1 million and $2.0 million, or 6.8% and 4.1%, respectively, compared to the three and nine months ended September 30, 2025. The increase in same store NOI was primarily due to new leases at Columbus Village due to commencing operations following redevelopment, as well as new leases at The Interlock Retail and Patterson Place.

Office Segment Data

Office rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Rental revenues	$24,588	$24,755	$(167)	$73,184	$70,989	$2,195
Property expenses	9,267	8,745	522	27,797	25,420	2,377
Segment NOI	$15,321	$16,010	$(689)	$45,387	$45,569	$(182)

Office segment NOI for the three months ended September 30, 2026 decreased $0.7 million, or 4.3%, compared to the three months ended September 30, 2025. The decrease in office segment NOI was primarily due to a one time assignment fee at The Interlock Office. Office segment NOI for the nine months ended September 30, 2026 was materially consistent with the nine months ended September 30, 2025.

Office Same Store Results

Office same store results for the three and nine months ended September 30, 2026 and 2025 exclude Chronicle Mill Office, due to being disposed as part of the First Closing of the Multifamily Portfolio Sale, and Southern Post Office, which is not yet stabilized.

Office same store rental revenues, property expenses, and NOI for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Rental revenues	$22,312	$21,202	$1,110	$66,681	$62,726	$3,955
Property expenses	8,677	8,241	436	26,318	24,187	2,131
Same Store NOI, cash basis	$13,635	$12,961	$674	$40,363	$38,539	$1,824
GAAP adjustments	1,843	2,429	(586)	5,112	6,288	(1,176)
Non-Same Store NOI	(157)	620	(777)	(88)	742	(830)
Segment NOI	$15,321	$16,010	$(689)	$45,387	$45,569	$(182)

Office same store NOI for the three and nine months ended September 30, 2026 increased $0.7 million and $1.8 million, or 5.2% and 4.7%, respectively, compared to the three and nine months ended September 30, 2025. The increase in office same store NOI was primarily due to new leases at The Interlock Office, One Columbus, and 222 Central Park Office and scheduled rent increases at Constellation Office, offset by increased real estate taxes across the Baltimore properties due to higher assessed values.

Consolidated Results of Continuing Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2026 and 2025 (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues
Rental revenues	$52,323	$53,108	$(785)	$157,188	$154,010	$3,178
Total revenues	52,323	53,108	(785)	157,188	154,010	3,178

Expenses
Rental expenses	12,402	12,092	310	37,699	34,590	3,109
Real estate taxes	4,784	4,760	24	14,316	14,533	(217)
Depreciation and amortization	18,246	17,907	339	54,389	53,598	791
General and administrative expenses	5,167	4,154	1,013	14,885	15,529	(644)
Acquisition, development, and other pursuit costs	—	1	(1)	16	84	(68)
Impairment charges	—	295	(295)	1,894	295	1,599
Total expenses	40,599	39,209	1,390	123,199	118,629	4,570
Loss on real estate dispositions, net	—	—	—	(854)	—	(854)
Operating income	11,724	13,899	(2,175)	33,135	35,381	(2,246)
Interest income	277	71	206	573	563	10
Interest expense	(13,141)	(15,256)	2,115	(41,045)	(42,975)	1,930
Equity in income (loss) of unconsolidated real estate entities	193	38	155	770	(1,198)	1,968
Gain on consolidation of real estate entities	—	—	—	—	3,920	(3,920)
Loss on extinguishment of debt	—	(36)	36	(523)	(36)	(487)
Change in fair value of derivatives and other	477	(920)	1,397	2,439	(981)	3,420
Unrealized credit loss release (provision)	15	—	15	(81)	242	(323)
Other income (expense), net	188	—	188	204	(86)	290
Loss from continuing operations	(267)	(2,204)	1,937	(4,528)	(5,170)	642

Discontinued operations
(Loss) income from discontinued operations	(3,339)	1,657	(4,996)	(47,136)	6,620	(53,756)
Income tax (provision) benefit from discontinued operations	—	(192)	192	(3,359)	185	(3,544)
(Loss) income from discontinued operations, net of taxes	(3,339)	1,465	(4,804)	(50,495)	6,805	(57,300)

Net (loss) income	(3,606)	(739)	(2,867)	(55,023)	1,635	(56,658)
Net (income) loss available to noncontrolling interests in investment entities	(129)	51	(180)	(394)	131	(525)
Preferred stock dividends	(2,887)	(2,887)	—	(8,661)	(8,661)	—
Net loss available to common stockholders and OP Unitholders	$(6,622)	$(3,575)	$(3,047)	$(64,078)	$(6,895)	$(57,183)

Rental Revenues

Rental revenues decreased $0.8 million, or 1.5%, for the three months ended September 30, 2026 and increased $3.2 million, or 2.1%, for the nine months ended September 30, 2026, compared to the same periods ended September 30, 2025 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Retail	$24,140	$24,785	$(645)	$73,025	$72,896	$129
Office	24,588	24,755	(167)	73,184	70,989	2,195
Other	3,595	3,568	27	10,979	10,125	854
	$52,323	$53,108	$(785)	$157,188	$154,010	$3,178

Retail rental revenues for the three and nine months ended September 30, 2026 was materially consistent with the three and nine months ended September 30, 2025.

Office rental revenues for the three months ended September 30, 2026 was materially consistent with the three months ended September 30, 2025. Office rental revenues for the nine months ended September 30, 2026 increased $2.2 million, or 3.1%, compared to the nine months ended September 30, 2025. The increase in office rental revenues was primarily due to higher reimbursement income at Constellation Office, due to higher real estate taxes caused by increased assessed property values, and Thames Street Wharf, due to space expansion for a tenant, as well as new leases at The Interlock Office, Two Columbus Office, and 222 Central Park Office.

Other rental revenues for the three months ended September 30, 2026 was materially consistent with the three months ended September 30, 2025. Other rental revenues for the nine months ended September 30, 2026 increased $0.9 million, or 8.4%, compared to the nine months ended September 30, 2025. The increase in other rental revenues was primarily due to increased parking revenue at Allied | Harbor Point Garage due to lease-up.

Rental Expenses

Rental expenses for the three and nine months ended September 30, 2026 increased $0.3 million and $3.1 million, or 2.6% and 9.0%, respectively, compared to the three and nine months ended September 30, 2025 as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Retail	$4,228	$4,228	$—	$13,000	$12,675	$325
Office	6,874	6,684	190	21,131	18,840	2,291
Other	1,300	1,180	120	3,568	3,075	493
	$12,402	$12,092	$310	$37,699	$34,590	$3,109

Retail rental expenses for the three and nine months ended September 30, 2026 was materially consistent with the three and nine months ended September 30, 2025.

Office rental expenses for the three months ended September 30, 2026 was materially consistent with the three months ended September 30, 2025. Office rental expenses for the nine months ended September 30, 2026 increased $2.3 million, or 12.2%, compared to the nine months ended September 30, 2025. The increase in office rental expenses was primarily due to increased utility rates and consumption primarily at the Harbor Point properties and 222 Central Park Office. Also, salaries and compensation increased due to increased staffing at the Harbor Point properties, and there were increases in contracted property services due to higher occupancy at 222 Central Park Office, One Columbus, Two Columbus, and The Interlock Office.

Other rental expenses for the three and nine months ended September 30, 2026 increased $0.1 million and $0.5 million, or 10.2% and 16.0%, respectively, compared to the three and nine months ended September 30, 2025. The increase in other rental expenses was primarily due to increased repairs and maintenance and management fees at Allied | Harbor Point Garage.

Real Estate Taxes

Real estate taxes for the three and nine months ended September 30, 2026 was materially consistent with the three and nine months ended September 30, 2025, as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Retail	$2,119	$2,356	$(237)	$6,707	$6,911	$(204)
Office	2,393	2,061	332	6,666	6,580	86
Other	272	343	(71)	943	1,042	(99)
	$4,784	$4,760	$24	$14,316	$14,533	$(217)

Retail real estate taxes for the three and nine months ended September 30, 2026 decreased $0.2 million and $0.2 million, or 10.1% and 3.0%, respectively, compared to the three and nine months ended September 30, 2025. The decrease in retail real estate taxes was primarily due to the disposition of five retail components as part of the Multifamily Portfolio Sale.

Office real estate taxes for the three months ended September 30, 2026 increased $0.3 million, or 16.1% compared to the three months ended September 30, 2025, primarily due to increased assessed values across the Harbor Point properties. Office real estate taxes for the nine months ended September 30, 2026 was materially consistent with the nine months ended September 30, 2025.

Other real estate taxes for the three and nine months ended September 30, 2026 was materially consistent with the three and nine months ended September 30, 2025.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2026 was materially consistent with the three and nine months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 increased $1.0 million, or 24.4%, compared to the three months ended September 30, 2025. The increase in general and administrative expenses was primarily due to professional service fees. General and administrative expenses for the nine months ended September 30, 2026 decreased $0.6 million, or 4.1%, compared to the nine months ended September 30, 2025. The decrease in general and administrative expenses was primarily due to the one-time acceleration of the former Chief Executive Officer's performance award in 2025 related to the prior year performance.

Acquisition, Development, and Other Pursuit Costs

Acquisition, development, and other pursuit costs for the three and nine months ended September 30, 2026 was materially consistent with the three and nine months ended September 30, 2025.

Impairment Charges

Management determined that certain prospective development projects no longer met the Company's investment and strategic criteria and ceased pursuit of these opportunities. As a result, we recorded an impairment charge of $1.8 million to write off capitalized predevelopment, planning, and pursuit costs associated with these projects in the second quarter, in line with our strategic direction.

Non-Operating Income and Expenses

Interest income for the three and nine months ended September 30, 2026 was materially consistent with the three and nine months ended September 30, 2025.

Interest expense for the three and nine months ended September 30, 2026 decreased $2.1 million and $1.9 million, or 13.9% and 4.5%, respectively, compared to the three and nine months ended September 30, 2025. The decrease in interest expense was primarily due to approximately $456.0 million of debt repayments in the second quarter (net of additional borrowings) following the First Closing of the Multifamily Portfolio Sale.

Equity in income (loss) of unconsolidated real estate entities for the three months ended September 30, 2026 was materially consistent with the three months ended September 30, 2025. Equity in income (loss) of unconsolidated real estate entities for the nine months ended September 30, 2026 increased $2.0 million, compared to the nine months ended September 30, 2025. The increase is a result of Harbor Point Parcel 3 being fully operational in 2026 and Harbor Point Parcel 4 losses from the first quarter of 2025 while in lease up.

Gain on consolidation of real estate entities for the nine months ended September 30, 2025 reflects the consolidation of Harbor Point Parcel 4, otherwise known as Allied | Harbor Point, in the second quarter of 2025.

Loss on extinguishment of debt for the three and nine months ended September 30, 2026 represents the unamortized deferred financing costs and prepayment penalties related to the extinguishment of $265.5 million in secured debt using the proceeds from the First Closing of the Multifamily Portfolio Sale. The charge was non-operating in nature and reflects the Company's efforts to optimize its capital structure and reduce future interest expense.

Change in fair value of derivatives and other for the three and nine September 30, 2026 included a decrease in interest receipts for non-designated derivatives and a decrease in the fair value compared to the prior year due to the expiration of $820.0 million notional of non-designated derivatives, partially offset by increases in the forward SOFR curve.

Changes in unrealized credit loss (provision) release for the three and nine months ended September 30, 2026 were immaterial.

Changes in other income (expense), net for the three and nine months ended September 30, 2026 were immaterial.

Discontinued Operations Data

General Contracting and Real Estate Services Segment Data

General contracting and real estate services revenues, expenses, and gross profit for the three and nine months ended September 30, 2026 and 2025 were as follows ($ in thousands). The 2026 amounts reflect activity through April 30, 2026, the date on which the Company completed the sale of its general contracting and real estate services business:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
General contracting and real estate services revenues	$—	$23,193	$(23,193)	$18,829	$101,782	$(82,953)
General contracting and real estate services expenses	—	21,128	(21,128)	18,634	96,970	(78,336)
Segment gross profit in discontinued operations	$—	$2,065	$(2,065)	$195	$4,812	$(4,617)
Operating margin(1)	—%	8.9%	(8.9)%	1.0%	4.7%	(3.7)%
________________________________________
(1)50% of the gross profit attributable to our T. Rowe Price Global HQ project is not reflected within general contracting & real estate services revenues due to elimination. For the Allied | Harbor Point development project, 77% of gross profit was eliminated through April 2025. In April 2025, the project was brought on balance sheet through consolidation and as a result, all associated revenue and cost are eliminated in consolidation. The Company remains entitled to receive cash proceeds related to the eliminated amounts. Prior to the impact of these gross profit eliminations, operating margin was 1.0% for the nine months ended September 30, 2026, and 8.9% and 4.7% for the three and nine months ended September 30, 2025.

General contracting and real estate services gross profit for the three and nine months ended September 30, 2026 decreased $2.1 million and $4.6 million, or 100.0% and 95.9%, respectively, compared to the three and nine months ended September 30, 2025. The decrease in general contracting and real estate services gross profit was primarily due to the reduction in revenue as third-party project backlog was completed and the sale of the general contracting and real estate services business on April 30, 2026.

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

Income from discontinued operations related to the general contracting and real estate services business was also impacted by an income tax provision of $3.0 million for the nine months ended September 30, 2026 compared to a benefit recognized in the prior year. The tax provision was primarily attributable to the sale of the general contracting and real estate services business. As a result of the disposition, it was determined that certain deferred tax assets previously expected to be realized through the future taxable income of the disposed business were no longer realizable.

The changes in third party construction backlog for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning backlog	$—	$106,562	$68,703	$123,784
New contracts/change orders	—	511	373	61,742
Work performed	—	(23,181)	(18,798)	(101,634)
Contracts disposed as a result of the general contracting disposition	—	—	(50,278)	—
Ending backlog	$—	$83,892	$—	$83,892

Multifamily Segment Data

Multifamily rental revenues, property expenses, and NOI for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Rental revenues	$3,599	$15,616	$(12,017)	$31,107	$43,663	$(12,556)
Property expenses	2,120	6,918	(4,798)	15,005	18,876	(3,871)
Segment NOI	$1,479	$8,698	$(7,219)	$16,102	$24,787	$(8,685)

Multifamily segment NOI for the three and nine months ended September 30, 2026 decreased $7.2 million and $8.7 million, or 83.0% and 35.0%, respectively, compared to the three and nine months ended September 30, 2025. The decrease in multifamily segment NOI was primarily due to the disposition of nine properties in May 2026, as well as decreased occupancy at Greenside Apartments due to the restoration project.

On May 20, 2026, the Company completed the First Closing of the Multifamily Portfolio Sale for aggregate gross proceeds of $485.0 million. The Company recognized a gain of approximately $19.1 million on the sale, of which a $19.8 million gain is included in discontinued operations, and a $0.7 million loss relating to the six commercial properties sold is recorded in continuing operations. The Company used proceeds from the sale to repay or pay down approximately $265.5 million of secured debt and $195.0 million of our revolving credit facility. As a result of the extinguishment of the secured debt, the Company recognized a $2.7 million loss on extinguishment of debt, which represents the unamortized deferred financing costs and prepayment penalties related to the extinguishment.

Under the terms of the purchase and sale agreement for the Multifamily Portfolio Sale, the contractual sales price of Greenside Apartments is $50.0 million. As a result, the Company recorded impairment of $8.7 million for the nine months ended as of September 30, 2026. The sale is expected to close in November 2026.

The Company also executed a purchase and sale agreement on July 17, 2026 for The Everly and Solis Gainesville II. Under the terms of the purchase and sale agreement for these two assets, the contractual sale price of the two assets combined is $95.5 million. As a result, the Company recorded impairment of $12.2 million in the second quarter. Subsequent to the purchase and sale agreement, the Company contractually agreed to a closing credit, resulting in an additional impairment of $3.4 million. The transaction closed on October 30, 2026.

Real Estate Financing Segment Data

Real estate financing interest income, interest expense, and gross profit for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Interest income	$—	$3,851	$(3,851)	$7,217	$11,260	$(4,043)
Interest expense	509	2,151	(1,642)	2,268	5,792	(3,524)
Segment gross profit	$(509)	$1,700	$(2,209)	$4,949	$5,468	$(519)
Operating margin	—%	44.1%	(44.1)%	68.6%	48.6%	20.0%

Real estate financing gross profit for the three and nine months ended September 30, 2026 decreased $2.2 million and $0.5 million, or 129.9% and 9.5%, respectively, compared to the three and nine months ended September 30, 2025. The decrease in real estate financing gross profit was primarily due to the sole remaining real estate financing investment secured by Solis Kennesaw being placed on non-accrual status in the second quarter, as well as the disposition of the Solis North Creek, Solis Peachtree Corners, and The Allure at Edinburgh investments.

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

During the first quarter, we reclassified the Solis Kennesaw real estate financing investment to held for sale as a result of the strategic repositioning announced on February 16, 2026 to exit the real estate financing line of business. As a result, the Company recorded impairment of $23.8 million using an approximation of fair value as a level 3 input in the fair value hierarchy. During the second quarter, we received bids on the Solis Kennesaw real estate financing investment, and further recorded impairment of $13.5 million using an approximation of fair value as a level 3 input in the fair value. On October 29, 2026, the Company fully redeemed its investment for $15.7 million.

Results of Discontinued Operations

Summarized results of discontinued operations for the three and nine months ended September 30, 2026 and 2025 are shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental revenues	$3,599	$15,616	$31,107	$43,663
General contracting and real estate services revenues	—	23,193	18,829	$101,782
Interest income (real estate financing)	—	3,851	7,217	$11,260
Rental expenses	(1,816)	(5,530)	(11,337)	$(14,733)
Real estate taxes	(304)	(1,388)	(3,668)	$(4,143)
General contracting and real estate services expenses	—	(21,128)	(18,634)	$(96,970)
Interest expense (real estate financing)(1)	(509)	(2,151)	(2,268)	$(5,792)
Depreciation and amortization, net	—	(5,206)	(8,001)	$(14,483)
General and administrative expenses	(20)	(293)	(889)	$(2,301)
Impairment of real estate assets(2)	(3,442)	(55)	(67,041)	$(55)
Gain on disposition, net	250	—	17,567	$—
Non-operating income and expenses(3)(4)	(1,097)	(5,253)	(10,018)	$(11,608)
(Loss) income before taxes	(3,339)	1,656	(47,136)	6,620
Income tax (provision) benefit from discontinued operations	—	(191)	(3,359)	$185
(Loss) income from discontinued operations, net of tax(5)	$(3,339)	$1,465	$(50,495)	$6,805
(1) Interest expense within the real estate financing segment is allocated based on the average outstanding principal of notes receivable in the real estate financing portfolio, and the effective interest rate on the credit facility, the M&T term loan facility, and the TD term loan facility, each as defined in Note 8 to our condensed consolidated financial statements.
(2) Impairment recognized for the three months ended September 30, 2026 represents impairment of the multifamily properties Solis Gainesville II and The Everly. Impairment recognized for the nine months ended September 30, 2026 additionally includes impairment of the multifamily properties Greenside Apartments, Solis Gainesville II, and The Everly and notes receivable secured by the Solis North Creek, Solis Peachtree Corners, and Solis Kennesaw real estate financing investments.
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

As of September 30, 2026, we had unrestricted cash and cash equivalents of $27.2 million attributable to continuing operations available for both current liquidity needs as well as development and redevelopment activities. We also had restricted cash in escrow of $1.7 million attributable to continuing operations, some of which is available for capital expenditures and certain operating expenses at our operating properties. As of September 30, 2026, we had $195.3 million of available borrowings under our revolving credit facility to meet our short-term liquidity requirements. During the three months ended September 30, 2026, we decreased outstanding borrowings on our revolving credit facility by $2.0 million using operating cash flow.

During the year ended December 31, 2022, we began to implement a strategic transformation of the composition of borrowings by refinancing secured property debt with unsecured property debt in order to increase the flexibility of our financing cash flows. Additionally, we have begun transforming our debt portfolio from variable-rate to fixed-rate borrowings. We continued to implement this transformation during the three months ended September 30, 2026 and intend to continue to implement this transformation in the current fiscal year. As of September 30, 2026, fixed-rate debt and variable-rate debt before the impact of derivatives represented 21.3% and 78.7%, respectively, compared to 22.0% and 78.0% as of September 30, 2025. As of September 30, 2026, unsecured debt represented 69.1% of our total borrowings compared to 60.2% as of September 30, 2025. However, we intend to maintain a certain level of property secured debt as part of our risk management strategy.

On October 28, 2026, we refinanced the $121.8 million loan secured by the Constellation Energy Building, scheduled to mature in November 2026, extending the maturity date to October 28, 2029.

On October 28, 2026, we recast our credit facilities, including the the M&T term loan facility, and the TD term loan facility, as described below. The recast facility is now comprised of the following: a $150.0 million revolving credit facility with a 5 year maturity, a $200.0 million term loan with a 4 year maturity, and a $200.0 million term loan with a 5 year maturity. As part of the recast, we reduced the borrowing capacity of the revolving credit facility to better align its capacity with our anticipated business and liquidity needs. We also entered into a $100.0 million term loan with TD Bank, with a 7 year term. The recasting is intended to simplify our capital structure and extend maturities. We expect the recast facilities to continue to provide sufficient liquidity and financial flexibility to support our operating, investing, and financing activities, and the terms and covenants are materially similar to those in the previous facility.

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

During the nine months ended September 30, 2026, we did not issue any shares of common stock or Series A Preferred Stock under the ATM Program. Shares having an aggregate offering price of $178.5 million remained unsold under the ATM Program as of October 30, 2026.

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

During the three and nine months ended September 30, 2026, we repurchased 0.8 million and 6.4 million shares of common stock for a total cost of $4.9 million and $38.2 million, at a weighted average price of $6.25 and $5.96, respectively. During the three and nine months ended September 30, 2026, we did not repurchase any shares of Series A Preferred Stock. As of September 30, 2026, $49.2 million remained available for repurchases under the Share Repurchase Program.

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

The revolving credit facility bears interest at SOFR plus a margin ranging from 1.30% to 1.85% and a credit spread adjustment of 0.10%, and the term loan facility bears interest at SOFR plus a margin ranging from 1.25% to 1.80% and a credit spread adjustment of 0.10%, in each case depending on our total leverage. We also are obligated to pay an unused commitment fee of 15 or 25 basis points on the unused portions of the commitments under the revolving credit facility, depending on the amount of borrowings under the revolving credit facility. If the Company or the Operating Partnership attains investment grade credit ratings from both S&P Global Ratings and Moody’s Investors Service, Inc., we may elect to have borrowings become subject to interest rates based on such credit ratings. Our unencumbered borrowing pool will support revolving borrowings of up to $214.3 million, as of September 30, 2026.

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

On October 28, 2026, we recast the credit facility. The terms and covenants remain materially similar to the previous facility, with certain amendments to the financial covenants. Among these amendments, the aggregate value of construction in progress may not exceed 20% of total asset value, as defined in the credit agreement, compared to 25% of under the previous facility, and the minimum tangible net worth covenant was reset as of the closing date of the recast.

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

On October 28, 2026, we repaid the M&T term loan facility using proceeds from the recast credit facility.

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

On October 28, 2026, we repaid the TD term loan facility using proceeds from the recast credit facility.

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

Consolidated Indebtedness

The following table sets forth our consolidated indebtedness as of September 30, 2026 ($ in thousands):

		Amount Outstanding	Interest Rate(1)		Effective Rate for Variable-Rate Debt		Maturity Date(2)	Balance at Maturity
Secured Debt
Constellation Energy Building		$121,800	SOFR+	1.50%	5.53%	(3)	November 1, 2026	$121,800
The Everly	(4)	28,000	SOFR+	1.50%	5.41%		March 17, 2027	28,000
Greenbrier Square		18,475		3.74%			October 10, 2027	18,049
Lexington Square		12,723		4.50%			September 1, 2028	12,106
Red Mill North		3,616		4.73%			December 31, 2028	3,333
Premier Apartments and Retail	(4)	29,415		5.53%			December 1, 2029	29,415
Greenside Apartments	(4)	28,890		3.17%			December 15, 2029	26,320
Thames Street Wharf		65,220	SOFR+	1.30%	5.26%	(5)(6)	September 30, 2031	58,414
Smith's Landing		11,640		4.05%			June 1, 2035	642
Total - Secured Debt		$319,779						$298,079
Unsecured Debt
Senior Unsecured Revolving Credit Facility		$19,000	SOFR+	1.30% - 1.85%	5.41%	(7)	January 22, 2027	$19,000
M&T Unsecured Term Loan		35,000	SOFR+	1.25% - 1.80%	5.31%	(7)	March 6, 2027	35,000
M&T Unsecured Term Loan (Fixed)		100,000	SOFR+	1.25% - 1.80%	4.90%	(5)(7)	March 6, 2027	100,000
TD Unsecured Term Loan		95,000	SOFR+	1.35% - 1.90%	5.41%	(7)	May 19, 2027	95,000
Senior Unsecured Term Loan		250,000	SOFR+	1.25% - 1.80%	5.31%	(7)	January 21, 2028	250,000
Senior Unsecured Term Loan (Fixed)		100,000	SOFR+	1.25% - 1.80%	4.83%	(5)(7)	January 21, 2028	100,000
Senior Notes, Series A		25,000		5.57%			July 22, 2028	25,000
Senior Notes, Series B		45,000		5.78%			July 22, 2030	45,000
Senior Notes, Series C		45,000		6.09%			July 22, 2032	45,000
Total - Unsecured Debt		$714,000						$714,000
Total Principal Balances		$1,033,779						$1,012,079
Unamortized GAAP adjustments		(3,750)
Loans reclassified to liabilities of discontinued operations		(76,496)
Indebtedness, Net		$953,533
_______________________________________
(1) SOFR is determined by individual lenders.
(2) Does not reflect the effect of any maturity extension options.
(3) On October 28, 2026, we refinanced this loan, extending its maturity to October 28, 2029. In connection with the refinancing, we also entered into a new swap, effective immediately following the refinancing.
(4) Debt attributable to assets under purchase and sale agreements, expected to be repaid prior to maturity utilizing proceeds from the sale.
(5) Includes debt subject to interest rate swap locks.
(6) Effective June 2, 2026, we refinanced this loan, extending its maturity to September 30, 2031. In connection with the refinancing, we also entered into a new swap, effective September 30, 2026, with a fixed rate of 3.86%. The disclosed rate reflects the effective rate related to the new swap, and the stated rate as of September 30, 2026, 1.30%, which increased to 1.80% as of October 1, 2026.
(7) On October 28, 2026, we recast our existing credit facilities, including the M&T Term loan facility and the TD Bank term loan facility. The recast facilities are now comprised of the following: $150.0 million revolving credit facility with a 5-year maturity, $200.0 million term loan with a 4-year maturity, and $200.0 million term loan with a 5-year maturity. As part of the recast, we reduced the borrowing capacity of the revolving credit facility to better align its capacity with our anticipated business and liquidity needs. We also entered into a $100.0 million term loan with TD Bank, with a 7-year term.

As of September 30, 2026, we were in compliance with all loan covenants on our outstanding indebtedness.

As of September 30, 2026, our scheduled principal payments and maturities during each of the next five years and thereafter are as follows ($ in thousands):

Year(1)(2)	Amount Due	Percentage of Total
2026 (excluding the nine months ended September 30, 2026)(3)	$122,869	12%
2027	299,281	29%
2028(4)	394,223	38%
2029	58,998	6%
2030	47,706	5%
Thereafter	110,702	10%
Total	$1,033,779	100%
________________________________________
(1) Does not reflect the effect of any maturity extension options.
(2) Includes debt incurred in connection with the development of properties.
(3) On October 28, 2026, we refinanced the $121.8 million loan secured by the Constellation Energy Building, extending its maturity to October 28, 2029.
(4) On October 28, 2026, we recast the credit facility, M&T term loan facility, and TD term loan facility, which is now comprised of the following: a $150.0 million revolving credit facility with a 5 year maturity, a $200.0 million term loan with a 4 year maturity, and a $200.0 million term loan with a 5 year maturity. As part of the recast, we reduced the borrowing capacity of the revolving credit facility to better align its capacity with our anticipated business and liquidity needs. We also entered into a $100.0 million term loan with a 7 year term.

Interest Rate Derivatives

As of September 30, 2026, we held the following interest rate swap agreements ($ in thousands):

Related Debt	Notional Amount		Index	Swap Fixed Rate	Debt Effective Rate	Effective Date	Expiration Date
Floating Rate Pool of Loans	$150,000	(1)	1-month SOFR	2.50%	3.96%	1/2/2025	1/1/2027
M&T Unsecured Term Loan	100,000	(2)	1-month SOFR	3.50%	4.90%	12/6/2022	12/6/2027
Senior Unsecured Term Loan	100,000	(3)	1-month SOFR	3.43%	4.83%	4/1/2024	1/21/2028
Thames Street Wharf Loan	65,103	(2)(4)	Daily SOFR	3.86%	5.26%	9/30/2026	9/30/2031
Total Effective Swaps	$415,103
________________________________________
(1) We paid $4.6 million to reduce the swap fixed rate on January 3, 2025.
(2) Designated as a cash flow hedge.
(3) We novated an existing 3.43% fixed rate swap with a $100.0 million notional and assigned (A) $11.1 million notional to the loan secured by Market at Mill Creek, effective April 17, 2024, and (B) $21.0 million to the loan secured by Liberty Retail & Apartments, effective February 1, 2024. Once the Market at Mill Creek loan was repaid on September 27, 2024, the $67.9 million swap on the senior unsecured loan increased to $79.0 million. Once the Liberty Retail & Apartments loan was repaid on May 20, 2026, the $79.0 million swap on the senior unsecured loan increased to $100.0 million.
(4) We entered into a swap on May 28, 2026 with an effective date of September 30, 2026. This swap has replaced the previous swap assigned to the loan secured by Thames Street Wharf at the effective date of the loan's extension.

Off-Balance Sheet Arrangements

In connection with certain of our equity method investments, we have made guarantees to pay portions of certain senior loans of third parties associated with the development projects. As of September 30, 2026, we had no outstanding guarantee liabilities.

Unfunded Loan Commitments

We continue to have certain contingent obligations and financial commitments related to the real estate financing business, primarily in the form of unfunded loan commitments. We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the condensed consolidated balance sheet. As of September 30, 2026, our off-balance sheet arrangements consisted of $2.0 million of unfunded contingency. Subsequent to September 30, 2026, the investment was repaid in full and, as a result, the Company no longer has any obligation to provide contingency funding. We do not have a credit loss reserve in conjunction with the total unfunded commitments. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The commitments may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring.

Cash Flows

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Cash flows from continuing operations:
Operating activities	$61,012	$48,810	$12,202
Investing activities	(20,130)	(59,649)	39,519
Financing activities	(413,558)	23,015	(436,573)
Cash flows from discontinued operations:
Operating activities	4,620	(11,310)	15,930
Investing activities	354,633	(19,881)	374,514
Financing activities	(4,032)	(3,384)	(648)
Net decrease	$(17,455)	$(22,399)	$4,944
Cash, cash equivalents, and restricted cash, beginning of period (including discontinued operations)	$54,183	$72,223
Cash, cash equivalents, and restricted cash, end of period (including discontinued operations)	$36,728	$49,824

During the nine months ended September 30, 2026, net cash provided by operating activities from continuing operations increased $12.2 million compared to the nine months ended September 30, 2025, primarily due to timing of receipts on outstanding property assets.

During the nine months ended September 30, 2026, net cash used in investing activities from continuing operations decreased $39.5 million compared to the nine months ended September 30, 2025, primarily due to $11.6 million less in tenant and building improvements in the current year compared to the prior year, $18.5 million spend on purchase of interest rate derivatives in the prior year, and payments of a loan curtailment and tenant improvement allowance for our equity method investment, Harbor Point Parcel 3. Additionally, we funded our partner's share of the curtailment in the equity method investment, as well as a loan curtailment on behalf of our partner as a result of selling 1305 Dock Street, the multifamily portion of our Constellation mixed-use property.

During the nine months ended September 30, 2026, net cash used in financing activities from continuing operations increased $436.6 million compared to the nine months ended September 30, 2025, primarily due to net debt repayments increasing by $423.7 million compared to the same period in the prior year, as well as share repurchases of $38.3 million in the current year compared to none in the prior year. These were partially offset by a reduction of dividends and distributions of $18.9 million compared to the same period last year due to the third quarter dividend payment not occurring until October, as well as the reduced dividend beginning with the first quarter dividend payment in 2025.

During the nine months ended September 30, 2026, net cash provided by operating activities from discontinued operations increased $15.9 million compared to the nine months ended September 30, 2025, primarily due to volume of payments on outstanding construction liabilities, due to decreased contract activity, and as a result of the disposition of the general contracting and real estate services business on April 30, 2026.

During the nine months ended September 30, 2026, net cash provided by investing activities from discontinued operations increased $374.5 million compared to the nine months ended September 30, 2025, primarily due to the First Closing of the Multifamily Portfolio Sale, the sale of two real estate financing investments secured by Solis North Creek and Solis Peachtree Corners, and the redemption of the real estate financing investment secured by The Allure at Edinburgh.

During the nine months ended September 30, 2026, net cash used in financing activities from discontinued operations increased $0.6 million compared to the nine months ended September 30, 2025, primarily due to the curtailment payment made for the loan secured by The Everly.

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

The following table sets forth a reconciliation of FFO and FFO, As Adjusted for the three and nine months ended September 30, 2026 and 2025 to net income, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share and unit amounts)
Net loss available to common stockholders and OP Unitholders	$(6,622)	$(3,575)	$(64,078)	$(6,895)
Depreciation and amortization, net(1)	18,657	23,395	63,241	69,774
Gain on consolidation of real estate entities	—	—	—	(6,915)
Gain on operating real estate dispositions, net(2)	(251)	—	(16,868)	—
Impairment of real estate assets(3)	3,442	350	68,934	350
FFO available to common stockholders and OP Unitholders	15,226	20,170	51,229	56,314
FFO available to general contracting and real estate services	—	(2,240)	3,650	(4,004)
FFO available to multifamily	(342)	636	(3,284)	(1,750)
FFO available to real estate financing	435	(1,598)	(7,112)	(5,208)
FFO, As Adjusted available to common stockholders and OP Unitholders	$15,319	$16,968	$44,483	$45,352
Net loss available to common stockholders and OP Unitholders per diluted share and unit	$(0.07)	$(0.04)	$(0.65)	$(0.07)
FFO available to common stockholders and OP Unitholders per diluted share and unit	$0.16	$0.20	$0.52	$0.55
FFO, As Adjusted available to common stockholders and OP Unitholders per diluted share and unit	$0.16	$0.17	$0.45	$0.44
Weighted-average common shares and units - diluted	97,293	102,093	99,093	102,093
________________________________________

(1) The adjustment for depreciation and amortization includes the Company's share of depreciation and amortization attributable to unconsolidated investments. It also excludes amortization of above and below-market ground lease assets. The adjustment for depreciation and amortization for the three and nine months ended September 30, 2026 excludes $0.2 million and $0.7 million, respectively, of depreciation attributable to our partners. The adjustment for depreciation and amortization for the three and nine months ended September 30, 2025 excludes $0.2 million and $0.7 million, respectively, of depreciation attributable to our partners.

(2) The adjustment for gain on operating real estate dispositions for the nine months ended September 30, 2026 excludes $0.2 million for the loss on the disposition of a non-operating parcel of undeveloped land under predevelopment. The adjustment for gain on operating real estate dispositions for the nine months ended September 30, 2026 includes the $2.2 million loss on disposition of the general contracting and real estate services business.

(3) Impairment recognized for the three months ended September 30, 2026 represents impairment of the multifamily properties Solis Gainesville II and The Everly. Impairment recognized for the nine months ended September 30, 2026 represents impairment related to the multifamily assets, Greenside Apartments, The Everly, and Solis Gainesville II, the real estate financing investments Solis Kennesaw, Solis Peachtree, and Solis North Creek, and development projects that management has determined are no longer probable of execution and no longer intends to pursue.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2026, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act: (i) is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes our common share repurchase activity under the Share Repurchase Program for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
July 1, 2026 through July 31, 2026	—	$—	—	$54,128
August 1, 2026 through August 31, 2026	—	—	—	54,128
September 1, 2026 through September 30, 2026	788,228	6.25	788,228	49,204
	788,228	$6.25	788,228
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

The following table summarizes our Series A Preferred Stock repurchase activity under the Share Repurchase Program for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
July 1, 2026 through July 31, 2026	—	$—	—	$54,128
August 1, 2026 through August 31, 2026	—	—	—	54,128
September 1, 2026 through September 30, 2026	—	—	—	49,204
	—	$—	—
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

Item 3.    Defaults on Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

AH REALTY TRUST, INC.

Date: November 4, 2026	/s/ Shawn J. Tibbetts
Shawn J. Tibbetts
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	/s/ Matthew T. Barnes-Smith
Matthew T. Barnes-Smith
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)